Form 10-K
period 1995-01-28
FEDERATED DEPARTMENT STORES INC /DE/
filed 1995-04-20
CIK 794367

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED

                                JANUARY 28, 1995

                             COMMISSION FILE NUMBER

                                    1-13536

                       FEDERATED DEPARTMENT STORES, INC.
                              151 WEST 34TH STREET
                               NEW YORK, NY 10001
                                 (212) 695-4400
                                      AND
                             7 WEST SEVENTH STREET
                             CINCINNATI, OHIO 45202
                                 (513) 579-7000

INCORPORATED IN DELAWARE                                   I.R.S. NO. 13-3324058

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                           ON WHICH REGISTERED
- - -------------------------------------------------------------   -------------------------
Common Stock, par value $.01 per share                          New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred
  Stock                                                         New York Stock Exchange
Senior Convertible Discount Notes Due February 15, 2004         New York Stock Exchange
Series C Warrants                                               New York Stock Exchange
Series D Warrants                                               New York Stock Exchange

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in a definitive proxy statement incorporated by reference in Part III of this Form 10-K.

     There were 182,708,184 shares of the Company's Common Stock outstanding as of March 31, 1995, excluding shares held in the treasury of the Company or by subsidiaries of the Company. The aggregate market value of the shares of such Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on March 30, 1995, was approximately $4,133,800,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to Registrant's Annual Meeting of Shareholders, to be held on May 19, 1995 (the "Proxy Statement"), are incorporated by reference in Part III hereof.

                                EXPLANATORY NOTE

     Prior to December 19, 1994, each of Federated Department Stores, Inc. ("Federated") and R.H. Macy & Co., Inc. ("Macy's") was subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith filed various reports and other information with the Securities and Exchange Commission (the "Commission") under Commission file numbers 1-163 and 33-6192, respectively. On December 19, 1994, Federated acquired Macy's in a reverse acquisition structured as a merger (the "Merger") of Federated with and into Macy's, with Macy's as the surviving corporation in the Merger (the "Company"), changing its name to "Federated Department Stores, Inc." Because the substance of the Merger constituted an acquisition of Macy's by Federated, the Company, which is subject to the information requirements of the Exchange Act and in accordance therewith files various reports and other information with the Commission under Commission file number 1-13536, prepares such reports and other information as if Federated had been the surviving corporation in the Merger.

     Unless the context otherwise requires, (i) references herein to the "Company" are, for all periods prior to December 19, 1994 (the "Merger Date"), references to Federated and its subsidiaries and their respective predecessors, and, for all periods following the Merger, references to the surviving corporation in the Merger and its subsidiaries, and (ii) references to "1994", "1993", and "1992" are references to the Company's fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

ITEM 1. BUSINESS

     General. The Company is one of the leading operators of full-line department stores in the United States, with 355 department stores in 35 states as of January 28, 1995. The Company's department stores sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. The Company's department stores are located at urban or suburban sites, principally in densely populated areas across the United States. The Company also operates more than 135 specialty and clearance stores under the names "Aeropostale," "Charter Club" and "MCO," and a mail order catalog business under the name "Bloomingdale's By Mail."

     The Company operates, and is in the process of integrating, the businesses operated separately by Federated, Macy's and their respective subsidiaries prior to the Merger. Subsequent to the Merger, among other things, the Company has (i) realigned operating management; (ii) discontinued the operations of the 12-store
I. Magnin specialty chain; (iii) commenced the consolidation of the Abraham & Straus/Jordan Marsh division with the Macy's East division; (iv) commenced the consolidation of the Lazarus division with the Rich's division; and (v) commenced the consolidation of certain purchasing, support and other operations.

     The following table sets forth certain information with respect to each of the Company's retail operating divisions as of January 28, 1995:

                                                                                         GROSS
                                                      NUMBER OF           1994          SQUARE
                                                        STORES           SALES         FEET(A)
                                                      ---------      ------------     -----------
                                                                      (MILLIONS)     (THOUSANDS)
Abraham & Straus/Jordan Marsh.........................      34         $ 1,441.1          8,999
Bloomingdale's........................................      16           1,297.5(b)       4,439
The Bon Marche........................................      40             873.0          4,892
Burdines..............................................      46           1,258.5          7,648
Lazarus...............................................      51           1,130.3         10,212
Rich's/Goldsmith's....................................      25             999.7          4,991
Stern's...............................................      22             707.4          3,946
                                                           ---        -----------     -----------
     Subtotal.........................................     234           7,707.5         45,127
                                                           ---        -----------     -----------
Macy's East...........................................      64             327.5(c)      17,162
Macy's West/Bullock's.................................      57             255.1(c)      11,845
                                                           ---        -----------     -----------
     Total Department Stores..........................     355           8,290.1         74,134
                                                           ---        -----------     -----------
Macy's Specialty......................................     122              17.8(c)         420
MCO...................................................      14               8.0(c)         704
                                                           ---        -----------     -----------
     Total............................................     491         $ 8,315.9         75,258
                                                        ==========    ===========     ===========

- - ---------------

(a) Reflects total square footage of store locations, including office, storage, service and other support space that is not dedicated to direct merchandise sales, but excluding warehouses and distribution terminals not located at store sites.

(b) Includes $105.3 million of sales of the Company's Bloomingdale's By Mail subsidiary.

(c) Represents sales subsequent to the Merger Date. Sales of divisions acquired pursuant to the Merger for the fiscal year ended January 28, 1995 were as follows:


                        Macy's East......................    $3,447.7
                        Macy's West......................     2,334.8
                        Macy's Specialty.................       128.4
                        MCO..............................        83.1
                                                             --------
                             Total.......................    $5,994.0
                                                             ========

In general, each of the Company's retail operating divisions is a separate subsidiary of the Company. However, (i) following its consolidation with the Abraham & Straus/Jordan Marsh division, the Macy's East division will comprise three separate subsidiaries of the Company, (ii) the Macy's West division comprises two separate subsidiaries of the Company, and (iii) following the consolidation of the Rich's and Lazarus divisions, the consolidated Rich's/Lazarus division will comprise three separate subsidiaries of the Company.

     The Company provides electronic data processing and other support functions to its retail operating divisions on an integrated, Company-wide basis. FACS Group, Inc. ("FACS"), the Company's financial and credit services subsidiary, establishes and monitors credit policies on a Company-wide basis, and provides proprietary credit services, including statement processing and mailing, credit authorizations, new account development and processing, customer service and collections to each of the retail operating divisions that were divisions of Federated prior to the Merger. GE Capital Consumer Card Co. ("GE Credit"), which in 1991 purchased all of the consumer credit card accounts originated by the retail operating divisions of Macy's, continues to provide credit services to the retail operating divisions that were divisions of Macy's prior to the Merger. The Company and GE Credit are currently engaged in negotiations with respect to possible modifications to the contractual arrangements previously entered into between Macy's and GE Credit with respect to such services. The Company's data processing subsidiary, Federated Systems Group, Inc. ("FSG"), provides operational electronic data processing and management information services to each of the Company's retail operating divisions. In addition, a specialized staff maintained in the Company's corporate offices provides services for all divisions in such areas as store design and construction, real estate, insurance, supply purchasing, merchandise accounts payable and logistics, as well as various other corporate office functions. FACS, FSG, a specialized service subsidiary and certain departments in the Company's corporate offices offer their services to unrelated third parties as well. Federated Merchandising, a division of the Company based in New York City, coordinates the team buying process which enables the Company to centrally develop and execute consistent Company-wide merchandise strategies while retaining the ability to tailor merchandise assortments and merchandising strategies to the particular character and customer base of the Company's various department store franchises. Macy's Product Development, which was a division of Macy's prior to the Merger, is in the process of being integrated with Federated Merchandising, and will then be responsible for the private label development for all of the Company's retail operating divisions, other than Bloomingdale's and Stern's.

     The Company and its predecessors have been operating department stores since 1830. Federated was organized as a Delaware corporation in 1929. On February 4, 1992, Allied Stores Corporation ("Allied") was merged into Federated. On May 26, 1994, Federated acquired Joseph Horne Co., Inc. ("Horne's") pursuant to a subsidiary merger. On December 19, 1994, Federated acquired Macy's pursuant to the Merger.

     Both Allied and Federated were among the leading independent retailers in the United States prior to being acquired by Campeau Corporation ("Campeau") in 1986 and 1988, respectively, in highly leveraged transactions. During the course of 1989, it became apparent that the indebtedness of Allied and Federated could not be supported by operations and, on January 15, 1990, Federated, Allied and substantially all of their respective subsidiaries (collectively, the "Federated/Allied Companies") commenced proceedings under chapter 11 of the United States Bankruptcy Code to reorganize and restructure their acquisition debt and other liabilities. The Federated/Allied Companies emerged from bankruptcy pursuant to a plan of reorganization (the "Federated POR") on February 4, 1992. As a result of the Federated POR, Campeau ceased to have any direct or indirect equity interest in the Company.

     Macy's was organized as a Delaware corporation in 1985 to effect the acquisition of the former R.H. Macy & Co., Inc. in a leveraged buyout. Thereafter, in 1988, Macy's acquired the I. Magnin and Bullock's/Bullock's-Wilshire divisions of Federated. An economic downturn, competitive industry conditions and other factors subsequently produced a liquidity crisis for Macy's. As a result, in January, 1992, Macy's and substantially all of its subsidiaries (the "Macy's Debtors") commenced proceedings under chapter 11 of the United States Bankruptcy Code to reorganize and restructure their acquisition debt and other liabilities.

     The Merger was effected pursuant to a plan of reorganization for the Macy's Debtors (the "Macy's POR") proposed jointly by Federated and the Macy's Debtors. In addition to the Merger, the Macy's POR provided for (i) the cancellation of all existing capital stock and other equity interests in Macy's without payment of any consideration therefor, (ii) the cancellation of certain indebtedness and the discharge of related claims against the Macy's Debtors in exchange for cash, new indebtedness of the Company and new equity interests in the Company, (iii) the discharge of other prepetition claims against the Macy's Debtors, (iv) the settlement of certain contingent claims and releases of certain claims of the Macy's Debtors and other persons or entities, and (v) the assumption, assumption and assignment, or rejection of each executory contract and unexpired lease to which any Macy's Debtor was a party.

     For additional information regarding the respective reorganization proceedings of the Federated/Allied Companies and the Macy's Debtors, see Item 3 "Legal Proceedings."

     The Company's executive offices are located at 151 W. 34th Street, New York, New York 10001, telephone number: (212) 695-4400 and at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000.

     Employees. As of January 28, 1995, the Company had approximately 111,700 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees rises to a peak in the Christmas season. Approximately 10% of the Company's employees as of January 28, 1995 were represented by unions. Management considers its relations with employees to be satisfactory.

     Seasonality. The department store business is seasonal in nature with a high proportion of sales and operating income generated in the months of November and December. Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the Christmas season when the Company must carry significantly higher inventory levels.

     Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company's net purchases during 1994. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

     Competition. The retailing industry, in general, and the department store business, in particular, are intensely competitive. Generally, the Company's stores are in competition not only with other department stores in the geographic areas in which they operate but also with numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including mail order catalogs, television and computer services) and manufacturers' outlets.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company:

               NAME                AGE                    POSITION WITH THE COMPANY
     --------------------------  --------   -----------------------------------------------------
     Allen I. Questrom........      55      Chairman of the Board and Chief Executive Officer;
                                              Director
     James M. Zimmerman.......      51      President and Chief Operating Officer; Director
     Ronald W. Tysoe..........      42      Vice Chairman of the Board and Chief Financial
                                              Officer; Director
     Thomas G. Cody...........      53      Executive Vice President - Legal and Human Resources
     Dennis J. Broderick......      46      Senior Vice President, General Counsel and Secretary
     John E. Brown............      55      Senior Vice President and Controller
     Karen M. Hoguet..........      38      Senior Vice President - Planning and Treasurer

     Allen I. Questrom has been Chairman of the Board and Chief Executive Officer of the Company since February 1990. Prior thereto, he was President and Chief Executive Officer of the Neiman-Marcus division of the Neiman-Marcus Group, Inc. from September 1988 to February 1990.

     James M. Zimmerman has been President and Chief Operating Officer of the Company since May 1988.

     Ronald W. Tysoe has been Vice Chairman and Chief Financial Officer of the Company since April 1990. Prior thereto, he was President and Treasurer of Federated Stores, Inc. ("FSI"), the former indirect parent of Federated, from 1987 to 1992, Chief Financial Officer of FSI from April 1990 to February 1992 and President of Campeau from April 1989 to January 1990.

     Thomas G. Cody has been Executive Vice President - Legal and Human Resources of the Company since May 1988.

     Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990; prior thereto, he served as Vice President and General Counsel of Allied and General Counsel of the Company since May 1988 and Vice President of the Company since February 1988.

     John E. Brown has been Senior Vice President of the Company since September 1988 and Controller of the Company since January 1992.

     Karen M. Hoguet has been Senior Vice President - Planning of the Company since April 1991 and Treasurer of the Company since January 1992; prior thereto, she served as Vice President of the Company and Allied since December 1988.

ITEM 2. PROPERTIES

     The properties of the Company consist primarily of stores and related retail facilities, including warehouses and distribution centers. The Company also owns or leases other properties, including corporate office space in New York and Cincinnati and other facilities at which centralized operational support functions are conducted. As of January 28, 1995, the Company operated 355 department stores, of which 181 stores were entirely or mostly owned and 174 stores were entirely or mostly leased. The Company's interests in approximately 20% of its owned stores and approximately 6% of its leased stores are subject to security interests in favor of certain third-party creditors. (See Note 10 to the Consolidated Financial Statements.) Pursuant to various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

     The number of stores and total gross square feet (in thousands) of store space operated by the Company as of the end of each of the last two fiscal years were as follows:

                                                   JANUARY 28, 1995              JANUARY 29, 1994
                                               -------------------------     -------------------------
                                               NUMBER OF        GROSS        NUMBER OF        GROSS
             OPERATING DIVISION                 STORES       SQUARE FEET      STORES       SQUARE FEET
- - ---------------------------------------------  ---------     -----------     ---------     -----------
                                                             (thousands)                   (thousands)
Abraham & Straus/Jordan Marsh................      34            8,999            35           9,327
Bloomingdale's...............................      16            4,439            16           4,372
The Bon Marche...............................      40            4,892            39           4,697
Burdines.....................................      46            7,648            43           7,321
Lazarus......................................      51           10,212            40           7,807
Rich's/Goldsmith's...........................      25            4,991            25           4,925
Stern's......................................      22            3,946            21           3,879
Macy's East..................................      64           17,162           N/A             N/A
Macy's West..................................      57           11,845           N/A             N/A
MCO..........................................      14              704           N/A             N/A
Macy's Specialty.............................     122              420           N/A             N/A
                                                  ---           ------           ---          ------
                                                  491           75,258           219          42,328
                                                  ===           ======           ===          ======

ITEM 3. LEGAL PROCEEDINGS

     The Federated POR was confirmed by the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Ohio Bankruptcy Court"), in Consolidated Case No. 1-90-00130 on January 10, 1992. Notwithstanding the confirmation and effectiveness of the Federated POR, the Ohio Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against the Federated/Allied Companies; resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Federated POR; and to resolve other matters that may arise in connection with or relate to the Federated POR.

     Pursuant to the Federated POR, and based on the Company's estimate of the amount of such claims that ultimately will be allowed by the Ohio Bankruptcy Court, the Company provided for the payment of all remaining bankruptcy claims. During 1994, the Company reduced selling, general and administrative expenses by $23.8 million to reflect the favorable settlement of disputed bankruptcy claims. The Company believes that it has adequately provided for the resolution of all bankruptcy claims and other matters related to the Federated POR remaining at January 28, 1995.

     The Macy's POR was confirmed by the United States Bankruptcy Court for the Southern District of New York (the "New York Bankruptcy Court") in Case No. 92 B 10477 (BRL) on December 8, 1994. Notwithstanding the confirmation and effectiveness of the Macy's POR, the New York Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against the Macy's Debtors; resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Macy's POR; and to resolve other matters that may arise in connection with or relate to the Macy's POR. Except as described below, provision was made under the Macy's POR in respect of all prepetition liabilities of the Macy's Debtors.

     Certain claims or portions thereof (collectively, the "Cash Payment Claims") against the Macy's Debtors which, to the extent allowed by the New York Bankruptcy Court, will be paid in cash pursuant to the Macy's POR are currently disputed by the Company. The aggregate amount of disputed Cash Payment Claims ultimately allowed by the New York Bankruptcy Court may be more or less than the estimated allowed amount thereof. As of March 30, 1995, the aggregate face amount of disputed Cash Payment Claims was approximately $846.9 million, while the estimated allowed amount thereof was approximately $355.7 million. Although there can be no assurance with respect thereto, the Company believes that the actual allowed amount of disputed Cash Payment Claims will not be materially greater than the estimated allowed amount thereof.

     In connection with the Federated POR and the reorganization proceedings of FSI, the Internal Revenue Service (the "IRS") audited the tax returns of FSI and the Federated/Allied Companies for tax years 1984 through 1989 and asserted certain claims against the Federated/Allied Companies and other members of the FSI consolidated tax group. The issues raised by the IRS audit were resolved by agreement with the IRS except for two issues involving the use by the Federated/Allied Companies of an aggregate of $27.0 million of net operating and capital loss carryforwards of an acquired company and the deductibility of approximately $176.3 million of so-called "break-up fees." These issues were litigated before the Ohio Bankruptcy Court and resolved in favor of the Federated/Allied Companies; however, the IRS pursued appeals on both issues to the United States District Court for the Southern District of Ohio, which affirmed the decision of the Ohio Bankruptcy Court on August 2, 1994. On September 30, 1994, the IRS filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit with respect to the issue relating to "break up fees" only, where such appeal is currently pending. Although there can be no assurance with respect thereto, the Company does not expect that the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations.

     The Company is also a party to certain disputes with the IRS relating to certain deductions claimed by and certain loss carryforwards utilized by Federated and its predecessors which the IRS seeks to disallow. Although there can be no assurance with respect thereto, the Company does not expect that the ultimate resolution of such disputes will have a material adverse effect on the Company's financial position or results of operations.

     The Company and its subsidiaries are also involved in various proceedings that are incidental to the normal course of their business. The Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of the Company was held on November 29, 1994 for the purpose of considering and voting upon (i) the approval and adoption of an Agreement and Plan of Merger between Federated and Macy's and
(ii) the approval of a new equity incentive plan for the Company (the "1995 Equity Plan").

     The number of votes cast for or against each such matter is set forth below:

                                                                                    WITHHELD/
                                                       FOR            AGAINST       ABSTENTIONS
                                                  -------------    -------------   ------------
Agreement and Plan of Merger.....................    92,777,521       1,427,862        154,406
1995 Equity Plan.................................    71,436,132      21,875,464      1,048,193

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "FD." The following table sets forth for each fiscal quarter during 1994 and 1993 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

                                                 1994                   1993
                                          ------------------     ------------------
                                            LOW       HIGH         LOW       HIGH
                                          -------    -------     -------    -------
1st Quarter.............................   20.750     25.250      17.375     22.750
2nd Quarter.............................   19.000     22.750      19.000     25.000
3rd Quarter.............................   18.750     23.625      18.000     23.500
4th Quarter.............................   17.875     20.875      19.250     23.125

     The Company has not paid any dividends on its Common Stock during its two most recent fiscal years, and does not anticipate paying any dividends on the Common Stock in the foreseeable future. In addition, the covenants in certain debt instruments to which the Company is a party restrict the ability of the Company to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report. References to "1994", "1993", "1992", "1991", and "1990" are references to the Company's fiscal years ended January 28, 1995, January 29, 1994, January 30, 1993, February 1, 1992 and February 2, 1991, respectively.

                                         FISCAL YEAR     FISCAL YEAR     FISCAL YEAR     FISCAL YEAR      FISCAL YEAR
                                            ENDED           ENDED           ENDED           ENDED            ENDED
                                         JANUARY 28,     JANUARY 29,     JANUARY 30,     FEBRUARY 1,      FEBRUARY 2,
                                            1995            1994            1993            1992             1991
                                         -----------     -----------     -----------     -----------      -----------
(THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations Data (a):                                        |
  Net sales, including leased                                                         |
    department sales...................  $ 8,315,877     $7,229,406      $7,079,941   |  $ 6,932,323      $ 7,141,983
                                         -----------     ----------      ----------   |  -----------      -----------
  Cost of sales........................    5,131,363      4,373,941       4,229,396   |    4,202,223        4,394,976
  Selling, general and administrative                                                 |
    expenses...........................    2,549,122      2,323,546       2,420,684   |    2,463,128        2,611,834
  Business integration and                                                            |
    consolidation expenses.............       85,867             --              --   |           --               --
                                         -----------     ----------      ----------   |  -----------      -----------
  Operating income.....................      549,525        531,919         429,861   |      266,972          135,173
  Interest expense (b).................     (262,115)      (213,544)       (258,211)  |     (504,257)        (639,527)
  Interest income......................       43,874         49,405          60,357   |       67,260           83,585
                                         -----------     ----------      ----------   |  -----------      -----------
  Income (loss) before reorganization                                                 |
    items, income taxes, extraordinary                                                |
    items and cumulative effect of                                                    |
    change in accounting principle.....      331,284        367,780         232,007   |     (170,025)        (420,769)
  Reorganization items (c).............           --             --              --   |   (1,679,936)        (127,032)
  Federal, state and local income tax                                                 |
    (expense) benefit..................     (143,668)      (170,987)        (99,299)  |      613,989          276,355
  Extraordinary items (d)..............           --         (3,545)        (19,699)  |    2,165,515               --
  Cumulative effect of change in                                                      |
    accounting principle (e)...........           --             --              --   |      (93,151)              --
                                         -----------     ----------      ----------   |  -----------      -----------
  Net income (loss)....................  $   187,616     $  193,248      $  113,009   |  $   836,392      $  (271,446)
                                         ===========     ==========      ==========   |  ===========      ===========
Earnings per Share of Common Stock (f):                                               |
  Income before extraordinary items....  $      1.41     $     1.56      $     1.19   |  $        --      $        --
  Net income...........................         1.41           1.53            1.01   |           --               --
Average number of shares outstanding                                                  |
  (f)..................................      132,862        126,293         111,350   |           --               --
Depreciation and amortization..........  $   285,861     $  229,781      $  230,124   |  $   260,884      $   278,227
Capital expenditures...................  $   397,664     $  312,960      $  207,931   |  $   201,631      $    93,143
Balance Sheet Data (at year end) (a):
  Cash.................................  $   206,490     $  222,428      $  566,984      $ 1,002,482   |  $   453,560
  Working capital......................    2,478,376      1,967,569       2,227,336        1,923,812   |    1,957,037
  Total assets.........................   12,379,712      7,419,427       7,019,770        7,501,145   |    9,150,056
  Short-term debt......................      463,042         10,099          12,944          771,605   |      309,268
  Liabilities subject to settlement                                                                    |
    under reorganization proceedings...           --             --              --               --   |    6,475,129
  Long-term debt (including preferred                                                                  |
    shares)............................    4,529,220      2,786,724       2,809,757        3,176,687   |    1,361,778
  Shareholders' equity (deficit).......    3,639,610      2,278,244       2,074,980        1,454,132   |   (1,398,528)

- - ---------------

(a) As a result of the Company's emergence from bankruptcy and its adoption of fresh-start reporting as of February 1, 1992, the Company's Consolidated Balance Sheets at and after February 1, 1992 and its Consolidated Statements of Operations for periods after February 1, 1992 are not comparable to the Consolidated Financial Statements for prior periods and therefore are separated by a black line.

(b) Excludes interest on unsecured prepetition indebtedness of $301,576,000 and $290,979,000, respectively, for 1991 and 1990.

(c) Reflects the net expense incurred in connection with the chapter 11 reorganization of the Federated/Allied Companies.

(d) The extraordinary items for 1993 and 1992 are described in Note 4 to the Consolidated Financial Statements. The extraordinary item for 1991 was a gain resulting from the discharge of prepetition claims pursuant to the Federated POR.

(e) Reflects the cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," as of February 1, 1992.

(f) Per share and share data are not presented for periods during which there were no publicly held shares of common stock of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company acquired Horne's and Macy's on May 26, 1994 and December 19, 1994, respectively. Under the purchase method of accounting, the assets, liabilities and results of operations associated with such acquired businesses have been included in the Company's financial position and results of operations since the respective dates on which such businesses were acquired. Accordingly, the financial position and results of operations of the Company as of the end of and for 1994 are not directly comparable to the financial position and results of operations of the Company as of the end of and for prior fiscal years, and are not necessarily indicative of the financial position or results of operations that may be reported by the Company as of future dates or for future periods. The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS

     Comparison of the 52 Weeks Ended January 28, 1995 and January 29, 1994. Net sales for 1994 were $8,315.9 million, compared to $7,229.4 million for 1993, an increase of 15.0%. During 1994, the Company added 142 department stores and more than 135 specialty and clearance stores and closed six department stores. Of the 142 department stores added, 121 were added as a result of the acquisition of Macy's, and 10 were added as a result of the acquisition of Horne's. All of the specialty and clearance stores were added through the Macy's acquisition. On a comparable store basis, net sales increased 3.1%.

     Cost of sales was 61.7% of net sales for 1994, compared to 60.5% for 1993. The increase reflects the impact of higher levels of markdowns taken to offer more value to customers consistent with the competitive environment and to keep in-store inventories fresh and fashion-current. Cost of sales includes a credit of $11.3 million in 1994, compared to a charge of $2.8 million in 1993, resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general and administrative expenses were 30.7% of net sales for 1994, compared to 32.1% for 1993. The decrease reflects the continued emphasis on controlling expenses, enhanced efficiencies and productivity resulting from the Company's ongoing investments in retail technology, and increased revenue from credit operations resulting from higher accounts receivable balances in 1994. In addition, operating expenses were reduced by $23.8 million in 1994 and $24.0 million in 1993 as a result of adjustments for the favorable settlement of disputed bankruptcy claims.

     Business integration and consolidation expenses for 1994 consisted of $27.0 million associated with the integration of 10 former Horne's stores into the Company, $45.8 million associated with the integration of Macy's into the Company and $13.1 million of severance charges related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions announced on January 20, 1995. The Company presently expects to incur approximately $225.0 million of additional business integration and consolidation expenses in the 53 weeks ended February 3, 1996 as a result of the Macy's acquisition and the consolidation of the Rich's/Goldsmith's and Lazarus divisions.

     Net interest expense was $218.2 million for 1994, compared to $164.1 million for 1993. The higher interest expense in 1994 is principally due to the higher levels of borrowings incurred in connection with the acquisition of Macy's, including the issuance of a $340.0 million promissory note on December 31, 1993 to fund the Company's initial investment in Macy's. Cash interest payments, net of interest received, were $166.8 million for 1994 compared to $136.6 million for 1993.

     Income tax expense was $143.7 million for 1994. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes and extraordinary items principally because of state and local income taxes and permanent differences arising from the amortization of intangible assets.

     Management believes that the turnaround of existing deferred tax liabilities and tax planning strategies will generate sufficient taxable income in future periods such that it is more likely than not that the gross deferred tax assets, net of the valuation allowance, at the end of 1994 will be realized. Management evaluates the realizability of deferred tax assets quarterly.

     Extraordinary items of $3.5 million in 1993 relate to the after-tax expenses associated with debt prepayments.

     Comparison of the 52 Weeks Ended January 29, 1994 and January 30, 1993. Net sales for 1993 were $7,229.4 million, compared to $7,079.9 million for 1992, an increase of 2.1%. On a comparable store basis, net sales increased 1.9%. The sales performance reflected the continuing effects of key merchandising strategies put into effect in 1991, such as team buying and improved inventory management, as well as improvements in net sales for home-related merchandise, partially offset by softer apparel sales and the effects of the sluggish economy in the Northeast. Additionally, net sales for 1992 were positively affected by strong overall general merchandise sales, a post-hurricane sales surge in South Florida and the positive impact of a one-time program to clear old inventory undertaken at the end of 1991.

     Cost of sales was 60.5% of net sales for 1993, compared to 59.7% for 1992. The increase reflected the impact of higher levels of markdowns taken to keep in-store inventories fresh and fashion-current. In addition, cost of sales for the first quarter of 1992 benefited from the one-time strategy to clear old inventory marked down at the end of fiscal 1991. Cost of sales included charges of $2.8 million in 1993, compared to $8.5 million in 1992, resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general and administrative expenses were 32.1% of net sales for 1993, compared to 34.2% for 1992. The decrease was primarily due to reduced costs from streamlining of operations at the divisions. In addition, operating expenses were reduced by $24.0 million in 1993 as a result of an adjustment for the favorable settlement of disputed bankruptcy claims. Excluding this adjustment, selling, general and administrative expenses would have been 32.5% of net sales for 1993.

     Net interest expense was $164.1 million for 1993, compared to $197.9 million for 1992. Net interest expense for 1993 was positively impacted by the prepayment of long-term debt. Cash interest payments, net of interest received, were $136.6 million for 1993 compared to $136.3 million for 1992.

     Income tax expense was $171.0 million, excluding extraordinary items, for 1993. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes and extraordinary items principally because of state and local income taxes, a charge of $14.2 million for the impact of the tax rate increase on deferred taxes and permanent differences arising from the amortization of reorganization value in excess of amounts allocable to identifiable assets.

     Extraordinary items of $3.5 million in 1993 and $19.7 million in 1992 relate to the after-tax expenses associated with debt prepayments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash on hand, cash from operations and certain credit facilities that are available to it.

     Net cash provided by operating activities in 1994 was $161.5 million, a reduction of $249.0 from the net cash provided by operating activities in 1993 of $410.5 million. The primary factors which contributed to this decrease were higher accounts receivable balances in 1994 generated by increases in proprietary credit sales and a Company policy change to lower its minimum monthly payment requirement, increased income tax payments and seasonal decreases in Macy's accounts payable and accrued liabilities (as partially offset by seasonal decreases in Macy's merchandise inventories) during the period between December 19, 1994 and January 28, 1995. The increase in accounts receivable balances was partially funded by increased short-term borrowings associated with the receivables.

     The Company is a party to a bank credit facility providing for up to $800.0 million of term borrowings and up to $2,000.0 million of revolving credit borrowings (including a $500.0 million letter of credit subfacility). The Company also has in effect a facility to finance its customer accounts receivable which provides for, among other things, the issuance from time to time of up to $375.0 million of receivables backed commercial paper. As of January 28, 1995, the Company had $800.0 million of term borrowings, $900.0 million of long-term revolving credit borrowings, $25.0 million of seasonal working capital revolving credit borrowings, $56.1 million of standby letters of credit and $108.6 million of trade letters of credit outstanding under its bank credit facility and $274.9 million of commercial paper borrowings outstanding under its receivables backed commercial paper facility.

     Net cash provided by financing activities was $776.1 million in 1994. During 1994, the Company incurred debt totaling $2,526.9 million and repaid debt in the amount of $1,594.1 million. Debt incurred consisted of $1,725.0 million of borrowings under the Company's bank credit facility, the issuance of $450.0 million of 10% Senior Notes due 2001, $274.9 million of borrowings under the Company's receivables-backed commercial paper program and the sale of $77.0 million of receivables-backed certificates. The major components of debt repaid were $953.5 million of notes assumed in the acquisition of Macy's, a $340.0 million promissory note and $289.2 million of Series A Secured Notes.

     Net cash used in investing activities was $953.5 million in 1994 compared to $405.1 million in 1993. In 1994, $575.4 million of cash was invested in connection with acquisitions of Macy's and Horne's and $386.8 million was invested in property and equipment. The total purchase prices, including noncash items, for the acquisitions of Macy's and Horne's were $3,815.9 million and $116.0 million, respectively.

     The Company's budgeted capital expenditures are approximately $2,800.0 million for the 1995 to 1998 period, with approximately 68% being budgeted for existing stores, 21% being budgeted for new stores and 11% being budgeted for technology. Management presently anticipates funding such expenditures from operations. However, depending upon conditions in the capital and other financial markets and other factors, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which could be used to refinance existing debt or for capital projects or other corporate purposes.

     Management believes the department store business will continue to consolidate. Accordingly, the Company intends from time to time to consider the possible acquisition of department store assets and companies.

     Management believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

                                                                                        PAGE
                                       INDEX                                           NUMBER
- - -----------------------------------------------------------------------------------   --------
Management's Report................................................................      F-2
Independent Auditors' Report.......................................................      F-3
Consolidated Statements of Income for the 52 weeks ended January 28, 1995, January
  29, 1994 and January 30, 1993....................................................      F-4
Consolidated Balance Sheets at January 28, 1995 and January 29, 1994...............      F-5
Consolidated Statements of Cash Flows for the 52 weeks ended January 28, 1995,
  January 29, 1994 and January 30, 1993............................................      F-6
Notes to Consolidated Financial Statements.........................................      F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item is set forth under Item 1 "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement, and in Item 1A "Executive Officers of the Registrant", and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by this item is set forth under "Executive Compensation" and "Compensation Committee Report on Executive Compensation" in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by this item is set forth under "Stock Ownership" in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is set forth under "Compensation Committee Interlocks and Insider Participation" and under "Certain Relationships and Related Transactions" in the Proxy Statement and incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS:

     The list of financial statements required by this item is set forth in Item 8 "Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

     2. FINANCIAL STATEMENT SCHEDULES:

     All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

     3. EXHIBITS:

     The following exhibits are filed herewith or incorporated by reference as indicated below.

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- - ---------------     -------------------------------------    -------------------------------------
      2.1           Agreement and Plan of Merger, dated      Exhibit 2.1 to the Registration
                    as of August 16, 1994, between Macy's    Statement on Form S-4 (Registration
                    and the Company                          No. 33-85480) filed on October 21,
                                                             1994 ("S-4 Registration Statement")

      2.2           Second Amended Joint Plan of             Exhibit 2.2 to S-4 Registration
                    Reorganization of Macy's and Certain     Statement
                    of Its Subsidiaries

      2.2.1         Modifications to the Second Amended      Exhibit 2.1.1 to the Current Report
                    Joint Plan of Reorganization of          on Form 8-K (File No. 1-13536), filed
                    Macy's and Certain of Its                on January 3, 1995 ("1995 Form 8-K")
                    Subsidiaries

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- - ---------------     -------------------------------------    -------------------------------------
      2.3           Findings of Fact, Conclusions of Law     Exhibit 2.1.2 of 1995 Form 8-K
                    and Order Confirming Second Amended
                    Joint Plan of Reorganization of
                    Macy's and Certain of Its
                    Subsidiaries, as Modified
      3.1           Certificate of Incorporation
      3.1.1         Certificate of Designations of Series
                    A Junior Participating Preferred
                    Stock
      3.2           By-Laws
      4.1           Certificate of Incorporation             See Exhibit 3.1
      4.2           By-Laws                                  See Exhibit 3.2
      4.3           Rights Agreement
      4.4           Indenture, dated as of December 15,      Exhibit 4.1 to the Registration
                    1994, between the Company and The        Statement on Form S-3 (Registration
                    First National Bank of Boston, as        No. 33-88328) filed on January 9,
                    Trustee                                  1995 ("S-3 Registration Statement")
      4.4.1         Third Supplemental Indenture, dated
                    as of January 23, 1995, between the
                    Company and The First National Bank
                    of Boston, as Trustee
      4.5           Senior Convertible Discount Note         Exhibit 10.8 to the Company's Annual
                    Indenture, dated as of April 8, 1993,    Report on Form 10-K (File No. 1-163)
                    between the Company and The First        for the fiscal year ended January 30,
                    National Bank of Boston, as Trustee      1993 ("1992 Form 10-K")
      4.5.1         Supplemental Indenture to Senior
                    Convertible Discount Note Indenture
                    dated as of December 19, 1994
      4.6           Series C Warrant Agreement
      4.7           Series D Warrant Agreement
     10.1           Series A Warrant Agreement               Exhibit 10.6 to the Registration
                                                             Statement on Form 10 (File No.
                                                             1-10951), filed November 27, 1991, as
                                                             amended ("Form 10")
     10.1.1         Amendment No. 1, dated as of November    Exhibit 10.1.1 to the Company's
                    3, 1993, to the Series A Warrant         Annual Report on Form 10-K (File No.
                    Agreement                                1-163) for the fiscal year ended
                                                             January 29, 1994 ("1993 Form 10-K")
     10.2           Series B Warrant Agreement               Exhibit 10.7 to Form 10
     10.3           Credit Agreement, dated as of
                    December 19, 1994, among the Company,
                    Citibank, N.A., Chemical Bank,
                    Citicorp Securities, Inc., Chemical
                    Securities, Inc. and the initial
                    lenders named therein

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- - ---------------     -------------------------------------    -------------------------------------
     10.4           Senior Convertible Discount Note         Exhibit 10.5 to Form 10
                    Agreement
     10.4.1         Supplemental Agreement to Senior
                    Convertible Discount Note Agreement
                    dated as of December 19, 1994
     10.5           Loan Agreement, dated as of December     Exhibit 10.12 to Allied's Annual
                    30, 1987 (the "Prudential Loan           Report on Form 10-K (File No. 1-970)
                    Agreement"), among Prudential, Allied    for the fiscal year ended January 2,
                    Stores Corporation ("Allied"), and       1988
                    certain subsidiaries of Allied named
                    therein
     10.5.1         Amendment No. 1, dated as of December    Exhibit 10.9.1 to Form 10
                    29, 1988, to the Prudential Loan
                    Agreement
     10.5.2         Amendment No. 2, dated as of November    Exhibit 10.9.2 to Form 10
                    17, 1989, to the Prudential Loan
                    Agreement
     10.5.3         Amendment No. 3, dated as of February    Exhibit 10.9.3 to Form 10
                    5, 1992, to the Prudential Loan
                    Agreement
     10.6           Loan Agreement, dated as of May 26,      Exhibit 10.47 to S-4 Registration
                    1994, among Lazarus PA (formerly         Statement
                    Joseph Horne Co., Inc.), the banks
                    listed thereon, and PNC Bank, Ohio,
                    National Association, as Agent
                    ("PNC")
     10.7           Guaranty Agreement, dated as of May      Exhibit 10.48 to S-4 Registration
                    26, 1994, made by the Company in         Statement
                    favor of the banks listed on the
                    Lazarus PA Mortgage Term Loan and PNC
                    ("Guaranty Agreement")
     10.7.1         Amendment No. 1 to Guaranty Agreement
                    dated as of February 28, 1995
     10.8           Amended and Restated Pooling and         Exhibit 4.10 to Prime's Current
                    Servicing Agreement, dated as of         Report on Form 8-K (File No. 0-2118),
                    December 15, 1992 (the "Pooling and      dated March 29, 1993
                    Servicing Agreement"), among the
                    Company, Prime Receivables
                    Corporation ("Prime") and Chemical
                    Bank, as Trustee
     10.8.1         First Amendment, dated as of December    Exhibit 10.10.1 to 1993 Form 10-K
                    1, 1993, to the Pooling and Servicing
                    Agreement
     10.8.2         Second Amendment, dated as of            Exhibit 10.10.2 to 1993 Form 10-K
                    February 28, 1994, to the Pooling and
                    Servicing Agreement

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- - ---------------     -------------------------------------    -------------------------------------
     10.8.3         Third Amendment, dated as of May 31,
                    1994, to the Pooling and Servicing
                    Agreement
     10.9           Assumption Agreement under the           Exhibit 10.10.3 to 1993 Form 10-K
                    Pooling and Servicing Agreement,
                    dated as of September 15, 1993
     10.10          Series 1992-1 Supplement, dated as of    Exhibit 4.6 to Prime's Registration
                    December 15, 1992, to the Pooling and    Statement on Form 8-A (File No. 0-
                    Servicing Agreement                      2118), filed January 22, 1993, as
                                                             amended ("Prime's Form 8-A")
     10.11          Series 1992-2 Supplement, dated as of    Exhibit 4.7 to Prime's Form 8-A
                    December 15, 1992, to the Pooling and
                    Servicing Agreement
     10.12          Series 1992-3 Supplement, dated as of    Exhibit 4.8 to Prime's Current Report
                    January 5, 1993, to the Pooling and      on Form 8-K (File No. 0-2118), dated
                    Servicing Agreement                      January 29, 1993
     10.13          Receivables Purchase Agreement, dated    Exhibit 10.2 to Prime's Form 8-A
                    as of December 15, 1992 (the
                    "Receivables Purchase Agreement"),
                    among Abraham & Straus, Inc.,
                    Bloomingdale's, Inc., Burdines, Inc.,
                    Jordan Marsh Stores Corporation,
                    Lazarus, Inc., Rich's Department
                    Stores, Inc., Stern's Department
                    Stores, Inc., The Bon, Inc., and
                    Prime
     10.13.1        First Amendment, dated as of June 23,    Exhibit 10.14.1 to 1993 Form 10-K
                    1993, to the Receivables Purchase
                    Agreement
     10.13.2        Second Amendment, dated as of            Exhibit 10.14.2 to 1993 Form 10-K
                    December 1, 1993, to the Receivables
                    Purchase Agreement
     10.13.3        Third Amendment, dated as of February    Exhibit 10.14.3 to 1993 Form 10-K
                    28, 1994, to the Receivables Purchase
                    Agreement
     10.13.4        Fourth Amendment, dated as of May 31,
                    1994, to the Receivables Purchase
                    Agreement
     10.13.5        First Supplement, dated as of            Exhibit 10.14.4 to 1993 Form 10-K
                    September 15, 1993, to the
                    Receivables Purchase Agreement

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- - ---------------     -------------------------------------    -------------------------------------
     10.14          Depositary Agreement, dated as of        Exhibit 10.15 to 1992 Form 10-K
                    December 31, 1992, among Deerfield
                    Funding Corporation ("Deerfield"),
                    the Company, and Chemical Bank, as
                    Depositary
     10.15          Liquidity Agreement, dated as of         Exhibit 10.16 to 1992 Form 10-K
                    December 31, 1992, among Deerfield,
                    the Company, the financial
                    institutions named therein, and
                    Credit Suisse, New York Branch, as
                    Liquidity Agent
     10.16          Pledge and Security Agreement, dated     Exhibit 10.17 to 1992 Form 10-K
                    as of December 31, 1992, among
                    Deerfield, the Company, Chemical
                    Bank, as Depositary and Collateral
                    Agent, and the Liquidity Agent
     10.17          Commercial Paper Dealer Agreement,       Exhibit 10.18 to 1992 Form 10-K
                    dated as of December 31, 1992, among
                    Deerfield, the Company, and Goldman
                    Sachs Money Markets, L.P.
     10.18          Commercial Paper Dealer Agreement,       Exhibit 10.19 to 1992 Form 10-K
                    dated as of December 31, 1992, among
                    Deerfield, the Company, and Shearson
                    Lehman Brothers, Inc.
     10.19          Tax Sharing Agreement                    Exhibit 10.10 to Form 10
     10.20          Ralphs Tax Indemnification Agreement     Exhibit 10.1 to From 10
     10.21          Account Purchase Agreement dated as      Exhibit 19.2 to Macy's Quarterly
                    of May 10, 1991 by and among Monogram    Report on Form 10-Q for the fiscal
                    Bank, USA, Macy's, Macy Credit           quarter ended May 4, 1991 (File No.
                    Corporation ("Macy Credit"), Macy        33-6192), as amended under cover of
                    Funding, Macy's California, Inc.         Form 8, dated October 3, 1991
                    ("MCAL"), Macy's Northeast, Inc.         ("Macy's May 1991 Form 10-Q")*
                    ("MNE"), Macy's South, Inc.,
                    Bullock's Inc., I. Magnin, Inc.,
                    Master Servicer, and Macy Specialty
                    Stores, Inc.
     10.22          Commercial Accounts Agreement dated      Exhibit 19.3 to Macy's May 1991 Form
                    as of May 10, 1991 ("Commercial          10-Q*
                    Accounts Agreement") by and among
                    General Electric Capital Corporation
                    ("GECC"), Macy's, Macy Credit, Macy
                    Funding, MCAL, MNE, Macy's South,
                    Inc., Bullock's Inc., I. Magnin,
                    Inc., Master Servicer, and Macy
                    Specialty Stores, Inc.

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- - ---------------     -------------------------------------    -------------------------------------
     10.23          Credit Card Program Agreement dated      Exhibit 19.4 to Macy's May 1991 Form
                    as of May 10, 1991 ("Credit Card         10-Q
                    Program Agreement") by and among
                    Monogram Bank, USA ("Monogram"),
                    Macy's, MCAL, MNE, Macy's South,
                    Inc., Bullock's, Inc., I. Magnin,
                    Inc., and Macy Specialty Stores, Inc.
     10.24          Amendment, dated January 27, 1992, to    Exhibit 19.6 to Macy's Quarterly
                    Credit Card Program Agreement and        Report on Form 10-Q (File No.
                    Commercial Accounts Agreement between    33-6192) for the fiscal quarter ended
                    Monogram and GECC and Macy's and         February 1, 1992
                    certain subsidiaries
     10.25          Letter, dated January 27, 1992           Exhibit 19.2 to Macy's Quarterly
                    ("Waiver Letter"), from Monogram         Report on Form 10-Q (File No.
                    accepted and agreed to by Macy's and     33-6192) for the fiscal quarter ended
                    certain of its subsidiaries and, as      October 31, 1992 ("Macy's October
                    to Sections 4 and 12 of the Waiver       1992 Form 10-Q")
                    Letter, by GECC
     10.26          Stipulation among Monogram, GECC,        Exhibit 19.3 to Macy's October 1992
                    Macy's and Certain of Its                Form 10-Q
                    Subsidiaries, the Official Unsecured
                    Bondholders' Committee, and the
                    Official Unsecured Creditors'
                    Committee and related Order of the
                    Bankruptcy Court, dated November 24,
                    1992
     10.27          First Secured Term Loan Agreement,       Exhibit 19.5 to Macy's May 1991 Form
                    dated as of May 10, 1991, by and         10-Q*
                    between MCAL, Macy's South, Inc., and
                    Bullock's, Inc. and GECC (the "First
                    Secured Term Loan Agreement")
     10.28          First Amendment to First Secured Term    Exhibit 10.61 to Macy's Annual Report
                    Loan Agreement and First Amendment to    on Form 10-K (File No. 33-6192) for
                    Note, each dated as of October 15,       the fiscal year ended August 3, 1991
                    1991                                     ("Macy's 1991 Form 10-K")
     10.29          Transfer Agreement, dated as of May      Exhibit 19.4 to Macy Credit's
                    10, 1991, by and among Macy Credit,      Quarterly Report on Form 10-Q for the
                    MCAL, MNE, Macy's South, Inc.,           fiscal quarter ended May 4, 1992
                    Bullock's, Inc., and I. Magnin, Inc.
     10.30          Letter Agreement, dated September 25,    Exhibit 10.63 to Macy's 1991 Form
                    1991, among Monogram, Macy's, MCAL,      10-K
                    MNE, Macy's South Inc., Bullock's
                    Inc., I. Magnin, Inc., and Macy
                    Specialty Stores, Inc.
     10.31          1995 Executive Equity Incentive          Exhibit 10.65 to S-4 Registration
                    Plan**                                   Statement

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- - ---------------     -------------------------------------    -------------------------------------
     10.32          1992 Incentive Bonus Plan**              Exhibit 10.12 to Form 10
     10.33          Form of Severance Agreement**
     10.34          Form of Indemnification Agreement**      Exhibit 10.14 to Form 10
     10.35          Master Severance Plan for Key            Exhibit 10.1.5 to the Company's
                    Employees**                              Annual Report on Form 10-K (File No.
                                                             33-6192) for the fiscal year ended
                                                             February 3, 1990 ("1989 Form 10-K")
     10.36          Performance Bonus Plan for Key           Exhibit 10.1.6 to 1989 Form 10-K
                    Employees**
     10.37          Senior Executive Medical Plan**          Exhibit 10.1.7 to 1989 Form 10-K
     10.38          Employment Agreement, dated as of        Exhibit 10.59 to S-4 Registration
                    June 24, 1994, between Allen I.          Statement
                    Questrom and the Company**
     10.39          Amended and Restated Employment          Exhibit 10.82 to S-4 Registration
                    Agreement, dated as of February 5,       Statement
                    1994 (as signed July 8, 1994) and
                    letter agreements dated August 16,
                    1994, August 20, 1994 and September
                    19, 1994, between Myron E. Ullman III
                    and the Company**
     10.39.1        Letter agreement dated December 6,
                    1994 between Myron E. Ullman III and
                    the Company relating to Amended and
                    Restated Employment Agreement dated
                    as of February 5, 1994**
     10.39.2        Termination agreement, dated December
                    7, 1994, as modified by letter dated
                    January 24, 1995, between Myron E.
                    Ullman III and the Company**
     10.40          Form of Employment Agreement for         Exhibit 10.31 to 1993 Form 10-K
                    Executives and Key Employees**
     10.41          Supplementary Executive Retirement       Exhibit 10.32 to 1993 Form 10-K
                    Plan, as Amended**
     10.42          Executive Deferred Compensation Plan     Exhibit 4.1 to Registration Statement
                    (adopted October 29, 1993)**             on Form S-8 (Registration No.
                                                             33-50831), filed October 29, 1993
     10.43          First Amendment to the Executive         Exhibit 10.2 to the Company's
                    Deferred Compensation Plan**             Quarterly Report on Form 10-Q (File
                                                             No. 33-6192) for the fiscal quarter
                                                             ended October 29, 1994 ("October 1994
                                                             Form 10-Q")

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- - ---------------     -------------------------------------    -------------------------------------
     10.44          Retirement Income and Thrift             Exhibit 4.1 to the Registration
                    Incentive Plan (as amended and           Statement on Form S-8 (Registration
                    restated effective as of January 1,      No. 33-59107), filed January 14, 1994
                    1987 and containing all amendments
                    through December 31, 1993)**
     10.45          Amendment to Retirement Income and       Exhibit 3.1 to October 1994 Form 10-Q
                    Thrift Incentive Plan**
     11             Exhibit of Primary and Fully Diluted
                    Earnings Per Share
     21             Subsidiaries
     23             Consent of KPMG Peat Marwick LLP
     24             Powers of Attorney

- - ---------------

 * Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

** Constitutes a compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            FEDERATED DEPARTMENT STORES, INC.

                                            By  /s/  Dennis J. Broderick
                                               ---------------------------------
Date: April 20, 1995                                  Dennis J. Broderick
                                                Senior Vice President, General
                                                     Counsel and Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 20, 1995.

               SIGNATURE                                          TITLE
- - ----------------------------------------   ---------------------------------------------------
                       *                   Chairman of the Board and Chief Executive Officer
- - ----------------------------------------   (principal executive officer) and Director
               Allen I. Questrom
                       *                   Vice Chairman and Chief Financial Officer
- - ----------------------------------------   (principal financial officer) and Director
               Ronald W. Tysoe
                       *                   Senior Vice President and Controller (principal
- - ----------------------------------------   accounting officer)
                John E. Brown
                       *
- - ----------------------------------------   Director
              Robert A. Charpie
                       *
- - ----------------------------------------   Director
               Lyle Everingham
                       *
- - ----------------------------------------   Director
                Meyer Feldberg
                       *
- - ----------------------------------------   Director
                Earl G. Graves
                       *
- - ----------------------------------------   Director
                George V. Grune
                       *
- - ----------------------------------------   Director
            Gertrude G. Michelson
                       *
- - ----------------------------------------   Director
              G. William Miller
                       *
- - ----------------------------------------   Director
               Joseph Neubauer
                       *
- - ----------------------------------------   Director
              Laurence A. Tisch
                       *
- - ----------------------------------------   Director
            Myron E. Ullman, III
                       *
- - ----------------------------------------   Director
             Paul W. Van Orden
                       *
- - ----------------------------------------   Director
          Karl M. von der Heyden
                       *
- - ----------------------------------------   Director
           Marna C. Whittington
                       *
- - ----------------------------------------   Director
            James M. Zimmerman

     *The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

                                            By  /s/  Dennis J. Broderick
                                               --------------------------------
                                                     Dennis J. Broderick
                                                       Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
          Management's Report................................................  F-2
          Independent Auditors' Report.......................................  F-3
          Consolidated Statements of Income for the 52 weeks ended January
            28, 1995, January 29, 1994 and January 30, 1993..................  F-4
          Consolidated Balance Sheets at January 28, 1995 and January 29,
            1994.............................................................  F-5
          Consolidated Statements of Cash Flows for the 52 weeks ended
            January 28, 1995, January 29, 1994 and January 30, 1993..........  F-6
          Notes to Consolidated Financial Statements.........................  F-7

                              MANAGEMENT'S REPORT

To the Shareholders of
Federated Department Stores, Inc.:

     The integrity and consistency of the consolidated financial statements of Federated Department Stores, Inc., and subsidiaries which were prepared in accordance with generally accepted accounting principles, are the responsibility of management and properly include some amounts that are based upon estimates and judgments.

     The Company maintains a system of internal accounting controls, which is supported by a program of internal audits with appropriate management follow-up action, to provide reasonable assurance, at appropriate cost, that the Company's assets are protected and transactions are properly recorded. Additionally, the integrity of the financial accounting system is based on careful selection and training of qualified personnel, organizational arrangements which provide for appropriate division of responsibilities and communication of established written policies and procedures.

     The consolidated financial statements of the Company have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audit conducted in accordance with generally accepted auditing standards.

     The Audit Review Committee, composed solely of outside directors, meets periodically with the independent certified public accountants, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, the independent certified public accountants and the Company's internal auditors meet periodically with the Audit Review Committee without management representatives present and have free access to the Audit Review Committee at any time. The Audit Review Committee is responsible for recommending to the Board of Directors the engagement of the independent certified public accountants, which is subject to shareholder approval, and the general oversight review of management's discharge of its responsibilities with respect to the matters referred to above.

Allen I. Questrom
Chairman and Chief Executive Officer

James M. Zimmerman
President and Chief Operating Officer

Ronald W. Tysoe
Vice Chairman and Chief Financial Officer

John E. Brown
Senior Vice President and Controller

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries (the "Company") as of January 28, 1995 and January 29, 1994, and the related consolidated statements of income and cash flows for each of the fifty-two week periods ended January 28, 1995, January 29, 1994 and January 30, 1993. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the fifty-two week periods ended January 28, 1995, January 29, 1994 and January 30, 1993, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Cincinnati, Ohio
February 28, 1995

                       FEDERATED DEPARTMENT STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                       (THOUSANDS, EXCEPT PER SHARE DATA)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                     52 WEEKS         52 WEEKS         52 WEEKS
                                                      ENDED            ENDED            ENDED
                                                   JANUARY 28,      JANUARY 29,      JANUARY 30,
                                                       1995             1994             1993
                                                   ------------     ------------     ------------
Net Sales, including leased department sales.....   $8,315,877       $7,229,406       $7,079,941
                                                   ------------     ------------     ------------
Cost of sales....................................    5,131,363        4,373,941        4,229,396
Selling, general and administrative expenses.....    2,549,122        2,323,546        2,420,684
Business integration and consolidation
  expenses.......................................       85,867               --               --
                                                   ------------     ------------     ------------
Operating Income.................................      549,525          531,919          429,861
Interest expense.................................     (262,115)        (213,544)        (258,211)
Interest income..................................       43,874           49,405           60,357
                                                   ------------     ------------     ------------
Income Before Income Taxes and Extraordinary
  Items..........................................      331,284          367,780          232,007
Federal, state and local income tax expense......     (143,668)        (170,987)         (99,299)
                                                   ------------     ------------     ------------
Income Before Extraordinary Items................      187,616          196,793          132,708
Extraordinary items..............................           --           (3,545)         (19,699)
                                                   ------------     ------------     ------------
Net Income.......................................   $  187,616       $  193,248       $  113,009
                                                   ============     ============     ============
Earnings per Share:
  Income before extraordinary items..............   $     1.41       $     1.56       $     1.19
  Extraordinary items............................           --             (.03)            (.18)
                                                   ------------     ------------     ------------
          Net Income.............................   $     1.41       $     1.53       $     1.01
                                                   ============     ============     ============

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (THOUSANDS)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                                  JANUARY 28,      JANUARY 29,
                                                                      1995             1994
                                                                  ------------     ------------
                             ASSETS
Current Assets:
  Cash..........................................................  $   206,490       $  222,428
  Accounts receivable...........................................    2,265,651        1,758,935
  Merchandise inventories.......................................    2,380,621        1,180,844
  Supplies and prepaid expenses.................................       99,559           46,660
  Deferred income tax assets....................................      238,127           88,754
                                                                  ------------     ------------
          Total Current Assets..................................    5,190,448        3,297,621
Property and Equipment -- net...................................    5,349,912        2,576,884
Intangible Assets -- net........................................    1,006,547          337,720
Notes Receivable................................................      408,134          408,818
Other Assets....................................................      424,671          798,384
                                                                  ------------     ------------
          Total Assets..........................................  $12,379,712       $7,419,427
                                                                  ============     ============
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................................  $   463,042       $   10,099
  Accounts payable and accrued liabilities......................    2,183,711        1,209,744
  Income taxes..................................................       65,319          110,209
                                                                  ------------     ------------
          Total Current Liabilities.............................    2,712,072        1,330,052
Long-Term Debt..................................................    4,529,220        2,786,724
Deferred Income Taxes...........................................      993,451          804,181
Other Liabilities...............................................      505,359          220,226
Shareholders' Equity............................................    3,639,610        2,278,244
                                                                  ------------     ------------
          Total Liabilities and Shareholders' Equity............  $12,379,712       $7,419,427
                                                                  ============     ============

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (THOUSANDS)
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                                                        52 WEEKS ENDED    52 WEEKS ENDED    52 WEEKS ENDED
                                                                          JANUARY 28,       JANUARY 29,       JANUARY 30,
                                                                             1995              1994              1993
                                                                        ---------------   ---------------   ---------------
Cash flows from operating activities:
  Net income...........................................................   $   187,616        $ 193,248        $   113,009
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property and equipment..........       260,485          207,914            205,554
      Amortization of intangible assets................................        22,662           18,762             18,762
      Amortization of financing costs..................................        11,468           10,163             20,995
      Amortization of original issue discount..........................        29,435           16,846             15,593
      Amortization of unearned restricted stock........................         2,714            3,105              5,808
      Loss on early extinguishment of debt.............................            --            3,545             19,699
      Changes in assets and liabilities, net of effects of acquisition of companies:
        Increase in accounts receivable................................      (310,934)        (215,101)           (28,456)
        (Increase) decrease in merchandise inventories.................        28,620          (31,910)            18,412
        (Increase) decrease in supplies and prepaid expenses...........         2,450           (6,592)             2,547
        (Increase) decrease in other assets not separately
          identified...................................................         2,697           20,229            (20,179)
        Increase (decrease) in accounts payable and accrued liabilities
          not separately identified....................................      (124,662)          70,679              2,898
        Increase in current income taxes...............................        61,149           65,990             24,520
        Increase (decrease) in deferred income taxes...................       (12,057)          54,917             27,225
        Increase (decrease) in other liabilities not separately
          identified...................................................          (184)          (1,291)            15,169
                                                                        ---------------   ---------------   ---------------
            Net cash provided by operating activities..................       161,459          410,504            441,556
                                                                        ---------------   ---------------   ---------------
Cash flows from investing activities:
  Acquisition of companies net of cash acquired........................      (575,408)        (109,325)                --
  Purchase of property and equipment...................................      (386,847)        (309,536)          (198,505)
  Disposition of property and equipment................................         8,723            1,097             10,431
  Decrease in notes receivable.........................................            --           12,636                 --
                                                                        ---------------   ---------------   ---------------
            Net cash used by investing activities......................      (953,532)        (405,128)          (188,074)
                                                                        ---------------   ---------------   ---------------
Cash flows from financing activities:
  Debt issued..........................................................     2,526,861               --            979,141
  Financing costs......................................................       (66,602)            (633)           (26,518)
  Debt repaid..........................................................    (1,594,136)        (391,986)        (2,133,014)
  Increase (decrease) in outstanding checks............................       (95,010)          35,776            (10,620)
  Acquisition of treasury stock........................................          (354)            (179)                --
  Issuance of common stock.............................................         5,376            7,090            502,031
                                                                        ---------------   ---------------   ---------------
            Net cash provided (used) by financing activities...........       776,135         (349,932)          (688,980)
                                                                        ---------------   ---------------   ---------------
Net decrease in cash...................................................       (15,938)        (344,556)          (435,498)
Cash beginning of period...............................................       222,428          566,984          1,002,482
                                                                        ---------------   ---------------   ---------------
Cash end of period.....................................................   $   206,490        $ 222,428        $   566,984
                                                                        ===============   ===============   ===============
Supplemental cash flow information:
  Interest paid........................................................   $   211,457        $ 186,658        $   197,138
  Interest received....................................................        44,675           50,019             60,869
  Income taxes paid (net of refunds received)..........................        93,647           49,588             47,554
  Schedule of noncash investing and financing activities:
    Capital lease obligations for new store fixtures...................        10,817            3,424              9,426
    Property and equipment transferred to other assets.................         6,645            5,316             13,395
    Common stock issued for the Executive Deferred Compensation Plan...         2,070              686                 --
    Debt and merger related liabilities issued, reinstated or assumed
      in acquisition of companies......................................     1,414,969          340,000                 --
    Equity issued to third parties in acquisition of company...........     1,166,014               --                 --

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Federated Department Stores, Inc. (the "Company") is a retail organization operating department stores selling a wide range of merchandise including women's, men's and children's apparel, cosmetics, home furnishings, and other consumer goods.

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

     Cash includes cash and liquid investments with original maturities of three months or less.

     Installments of deferred payment accounts receivable maturing after one year are included in current assets in accordance with industry practice. Such accounts are accepted on customary revolving credit terms and offer the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers may make scheduled minimum payments and incur competitive finance charges. Minimum payments vary from 4.2% to 100.0% of the account balance, depending on the size of the balance. Profits on installment sales are included in income when the sales are made. Finance charge income is included as a reduction of selling, general and administrative expenses.

     Substantially all merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market.

     Depreciation and amortization are provided primarily on a straight-line basis over the shorter of estimated asset lives or related lease terms. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets.

     Intangible assets are amortized on a straight-line basis over their estimated lives (see Note 8). The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

     Financing costs are amortized over the life of the related debt.

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method prescribed in SFAS No. 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" ("SFAS No. 106"), which requires that the cost of these benefits be recognized in the financial statements over an employee's term of service with the Company.

     Earnings per share are computed on the basis of daily average number of shares outstanding during the year. Any dilution from the potential issuance of shares under employee compensation plans would be less than 3.0%. Fully diluted earnings per share include the effect of the potential issuance of shares for employee compensation plans as well as for the Senior Convertible Discount Notes and, unless disclosed, any such dilution would be less than 3.0%.

2. ACQUISITION OF COMPANIES

     On December 31, 1993, Federated Noteholding Corporation ("FNC"), a wholly owned subsidiary of the Company, paid $109.3 million in cash and issued a promissory note (the "Promissory Note") in the principal amount of $340.0 million to The Prudential Insurance Company of America ("Prudential"), in exchange for 50% of a claim (the "Prudential Claim") held by Prudential in the Chapter 11 reorganization of R. H. Macy & Co., Inc. ("Macy's") and an option to acquire the remaining 50% of the Prudential Claim (the "Prudential Option"). This investment was included in other assets in the Company's Consolidated Balance Sheet at January 29, 1994.

     On December 19, 1994, the Company completed its acquisition of Macy's pursuant to a Plan of Reorganization (the "Macy's POR") of Macy's and substantially all of its subsidiaries (collectively, the "Macy's Debtors"). Pursuant to the Macy's POR, Macy's merged with the Company, which became responsible for making distributions of cash and debt and equity securities to the holders of allowed claims against the Macy's Debtors pursuant to the Macy's POR. In connection with the acquisition, FNC exercised the Prudential Option, whereby it acquired the remainder of the Prudential Claim in exchange for $469.6 million in cash , and repaid the full amount of indebtedness under the Promissory Note. The total purchase price of the acquisition, net of amounts issued or paid to wholly owned subsidiaries of the Company (including FNC), was approximately $3,815.9 million and consisted of the following:

                                                              (MILLIONS)
      Cash payments, including exercise of the Prudential
        Option and transaction costs......................     $  830.4
      Assumption of merger-related liabilities............        192.5
      Issuance, reinstatement or assumption of debt.......      1,182.4
      Issuance of 55.6 million shares of common stock.....      1,047.6
      Issuance of warrants to purchase 18.0 million shares
        of common stock...................................        118.4
      Cost of the initial investment in the Prudential
        Claim, net of a $4.7 million cash distribution....        444.6
                                                              ----------
                                                               $3,815.9
                                                              ==========

     The Macy's acquisition was accounted for under the purchase method and, accordingly, the results of operations of Macy's have been included in the Company's results of operations since the date of acquisition

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

and the purchase price has been allocated to Macy's assets and liabilities based on their estimated fair values at the date of acquisition. Based upon management's initial estimates, the excess of cost over net assets acquired is approximately $308.5 million (see Note 8).

     The following unaudited pro forma condensed statements of operations give effect to the Macy's acquisition and related financing transactions as if such transactions had occurred at the beginning of the periods presented.

                                                       52 WEEKS         52 WEEKS
                                                        ENDED            ENDED
                                                     JANUARY 28,      JANUARY 29,
                                                         1995             1994
                                                     ------------     ------------
                                                      (MILLIONS, EXCEPT PER SHARE
                                                                 DATA)
Net sales........................................     $ 13,947.1       $ 13,445.7
Income (loss) before extraordinary items.........           81.7             (7.2)
Net income.......................................           71.1            174.6*
Earnings per share...............................     $      .39       $      .96*

* Includes a favorable cumulative effect adjustment of $185.3 million, or $1.02 per share, for the adoption of SFAS No. 109 by Macy's.

     The foregoing unaudited pro forma condensed statements of operations give effect to, among other pro forma adjustments, the following:

(i)    Interest expense on debt incurred to finance the acquisition, the reversal of Macy's historical interest expense and the reversal of the Company's historical interest expense on certain indebtedness redeemed in connection with the acquisition;
(ii)   Amortization of deferred debt expense related to debt incurred to finance the acquisition;
(iii)  Amortization, over 20 years, of the excess of cost over net assets acquired, and amortization, over 40 years, of tradenames acquired;
(iv)   Depreciation and amortization adjustments related to fair market value of assets acquired; and
(v)    Adjustments to income tax expense related to the above.

     The foregoing unaudited pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the Macy"s acquisition been consummated on the first day of the period presented or of future results.

     On May 26, 1994, the Company purchased Joseph Horne Co., Inc. ("Horne's"), a department store retailer operating ten stores in Pittsburgh and Erie, Pennsylvania for approximately $116.0 million, including the assumption of $40.0 million of mortgage debt and transaction costs. The acquisition was accounted for under the purchase method of accounting and the purchase price approximated the estimated fair value of the assets and liabilities acquired. Results of operations for the stores acquired are included in the Consolidated Financial Statements from the date of acquisition. Pro forma financial results have not been presented for this acquisition since it did not significantly affect the results of operations of the Company.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

3. BUSINESS INTEGRATION AND CONSOLIDATION EXPENSES

     Business integration and consolidation expenses represent the costs associated with the integration of the Horne's and Macy's businesses with the Company's other businesses and the consolidation of the operations of certain of the Company's retail operating divisions.

     The Company recorded a $45.8 million charge in the 52 weeks ended January 28, 1995 for the integration of Macy's into the Company, including the consolidation of the Macy's East division with the Company's Abraham & Straus/Jordan Marsh division and the consolidation of central merchandising divisions. The major components of the charge include $13.0 million in severance expenses for Abraham & Straus/Jordan Marsh employees, $12.3 million in penalties associated with terminating certain merchandise purchasing agreements and $14.1 million of losses incurred on stores closed and property writedowns related to stores sold as a result of the Macy's acquisition.

     The Company recorded a $27.0 million charge in the 52 weeks ended January 28, 1995 for the integration of the ten Horne's department stores and related facilities and merchandising and operating functions into the Company. The $27.0 million charge includes $12.1 million for the costs of operating the Horne's central office during a transitional period and the incremental costs associated with converting the Horne's stores to Lazarus stores (including advertising, credit card issuance and promotion, data processing conversion and other name change expenses). The remainder of the charge relates to inventory valuation adjustments of Horne's merchandise in lines which the Company, subsequent to the acquisition, eliminated or replaced with Lazarus merchandise lines.

     Finally, as a result of the consolidation of the Company's
Rich's/Goldsmith's and Lazarus divisions, which was announced on January 20, 1995, a $13.1 million charge was recorded for severance related to the elimination of duplicative positions.

4. EXTRAORDINARY ITEMS

     The extraordinary item for the 52 weeks ended January 29, 1994 represents costs of $3.5 million, net of income tax benefit of $2.3 million, associated with the prepayment of the entire $355.0 million outstanding principal amount of the Company's Series B Secured Notes.

     On December 15, 1992, Prime Receivables Corporation ("Prime"), an indirect wholly owned special-purpose financing subsidiary of the Company, completed the public offering of $981.0 million ($979.1 million discounted amount) of asset-backed debt securities. In connection with the offerings, the Company's former receivables financing facilities were terminated. During the 52 weeks ended January 30, 1993, the Company recorded an extraordinary item of $6.1 million, net of income tax benefit of $3.9 million, resulting primarily from the non-cash write-off of accrued financing costs associated with the prepayment of the receivables facilities.

     On May 28, 1992, the Company completed a public offering of 46.0 million shares of Common Stock. The net proceeds from the stock offering of $502.0 million and cash on hand were applied to the prepayment or redemption of a total of $950.0 million of long-term debt. During the 52 weeks ended January 30, 1993, the Company recorded an extraordinary item of $13.6 million, net of income tax benefit of $8.8 million, resulting primarily from the non-cash write-off of accrued financing costs associated with the debt prepayments.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

5. ACCOUNTS RECEIVABLE

                                                               JANUARY 28,     JANUARY 29,
                                                                  1995             1994
                                                               -----------     ------------
                                                                        (MILLIONS)
Due from customers.........................................     $ 2,087.9        $1,702.2
Less allowance for doubtful accounts.......................          44.9            36.9
                                                               -----------     ------------
                                                                  2,043.0         1,665.3
Other receivables..........................................         222.7            93.6
                                                               -----------     ------------
Net receivables............................................     $ 2,265.7        $1,758.9
                                                               ==========      ===========

     Sales through the Company's credit plans were $3,916.9 million, $3,743.1 million and $3,575.2 million for the 52 weeks ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively. The credit plans relating to operations of the Company that were previously conducted through divisions of Macy's are owned by a third party.

     Finance charge income amounted to $320.3 million, $243.6 million and $225.1 million for the 52 weeks ended January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

     Changes in allowance for doubtful accounts are as follows:

                                                 JANUARY 28,     JANUARY 29,     JANUARY 30,
                                                    1995            1994            1993
                                                 -----------     -----------     -----------
                                                                 (MILLIONS)
Balance, beginning of year...................      $  36.9         $  45.3         $  59.2
Charged to costs and expenses................         66.5            50.3            52.0
Net uncollectible balances written off.......        (58.5)          (58.7)          (65.9)
                                                 -----------     -----------     -----------
Balance, end of year.........................      $  44.9         $  36.9         $  45.3
                                                 ==========      ==========      ==========

6. INVENTORIES

     Merchandise inventories were $2,380.6 million at January 28, 1995, compared to $1,180.8 million at January 29, 1994. At January 28, 1995, the cost of inventories using the LIFO method approximated the cost of such inventories using the first-in, first-out method. Inventories were $11.3 million lower at January 29, 1994 than they would have been had the retail method been applied using the first-in, first-out method. The application of the LIFO method resulted in a pre-tax credit of $11.3 million for the 52 weeks ended January 28, 1995 and a pre-tax charge of $2.8 million for the 52 weeks ended January 29, 1994.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

7. PROPERTIES AND LEASES

                                                               JANUARY 28,     JANUARY 29,
                                                                  1995             1994
                                                               -----------     ------------
                                                                        (MILLIONS)
Land.......................................................     $   888.6        $  446.0
Buildings on owned land....................................       2,162.2           899.8
Buildings on leased land and leasehold improvements........       1,055.7           549.4
Store fixtures and equipment...............................       1,765.9           996.4
Property not used in operations............................           6.5             6.6
Leased properties under capitalized leases.................          62.6            49.0
                                                               -----------     ------------
                                                                  5,941.5         2,947.2
Less accumulated depreciation and amortization.............         591.6           370.3
                                                               -----------     ------------
                                                                $ 5,349.9        $2,576.9
                                                               ==========      ===========

     Buildings on leased land and leasehold improvements includes approximately $176.4 million at January 28, 1995 and $160.8 million at January 29, 1994 of intangible assets relating to favorable leases which are being amortized over the related lease terms.

     In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

     The Company leases a portion of the real estate and personal property used in its operations. Most leases require the Company to pay real estate taxes, maintenance and other executory costs; some also require additional payments based on percentages of sales and some contain purchase options.

     Minimum rental commitments (excluding executory costs) at January 28, 1995, for noncancellable leases are:

                                                       CAPITAL        OPERATING
                                                       LEASES          LEASES           TOTAL
                                                     -----------     -----------     -----------
                                                                     (MILLIONS)
Fiscal year:
  1995...........................................      $  11.2        $   158.2       $   169.4
  1996...........................................         11.0            151.2           162.2
  1997...........................................         10.9            132.8           143.7
  1998...........................................         10.6            114.4           125.0
  1999...........................................         10.0            105.7           115.7
  After 1999.....................................         94.9          1,000.8         1,095.7
                                                     -----------     -----------     -----------
Total minimum lease payments.....................        148.6        $ 1,663.1       $ 1,811.7
                                                                     ==========      ==========
Less amount representing interest................         77.1
                                                     -----------
Present value of net minimum capital lease
  payments.......................................      $  71.5
                                                     ==========

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($4.0 million) and long-term ($67.5 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $8.9 million on capital leases and $17.2 million on operating leases.

     Rental expense consists of:

                                           52 WEEKS ENDED    52 WEEKS ENDED    52 WEEKS ENDED
                                          JANUARY 28, 1995  JANUARY 29, 1994  JANUARY 30, 1993
                                          ----------------  ----------------  ----------------
                                                               (MILLIONS)
     Real estate (excluding executory
       costs)
       Capital leases --
          Contingent rentals..............      $  3.3           $  3.4            $  3.5
       Operating leases --
          Minimum rentals.................        78.9             68.5              63.6
          Contingent rentals..............        10.4              8.7               8.5
                                               -------          -------           -------
                                                  92.6             80.6              75.6
                                               -------          -------           -------
       Less income from subleases --
          Capital leases..................         0.6              0.8               0.8
          Operating leases................         0.9              1.2               6.1
                                               -------          -------           -------
                                                   1.5              2.0               6.9
                                               -------          -------           -------
                                               $  91.1           $ 78.6            $ 68.7
                                          ===============   ===============   ===============
     Personal property --
       Operating leases...................      $ 37.4           $ 38.1            $ 36.4
                                          ===============   ===============   ===============

8. INTANGIBLE ASSETS

                                                      52 WEEKS ENDED       52 WEEKS ENDED
                                                     JANUARY 28, 1995     JANUARY 29, 1994
                                                     ----------------     -----------------
                                                                   (MILLIONS)
Reorganization value in excess of amount
  allocable to identifiable assets...............        $  300.2             $   375.2
Excess of cost over net assets acquired --
  Macy's.........................................           308.5                    --
Tradenames -- Macy's.............................           458.0                    --
                                                     ----------------     -----------------
                                                          1,066.7                 375.2
Less accumulated amortization....................            60.2                  37.5
                                                     ----------------     -----------------
Intangible assets -- net.........................        $1,006.5             $   337.7
                                                     ===============      ================

     Intangible assets are being amortized on a straight-line basis over 20 years, except for tradenames which are being amortized over 40 years. During the 52 weeks ended January 28, 1995, the Company recorded $75.0 million of tax benefits as a reduction of reorganization value in excess of amounts allocable to identifiable assets (see Note 12).

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

9. NOTES RECEIVABLE

                                                               JANUARY 28,     JANUARY 29,
                                                                  1995             1994
                                                               -----------     ------------
                                                                        (MILLIONS)
9 1/2% note relating to the sale of certain divisions in
  1988 and maturing in two equal installments on May 3,
  1997 and May 3, 1998.....................................     $   400.0        $  400.0
Other......................................................           8.1             8.8
                                                               -----------     ------------
                                                                $   408.1        $  408.8
                                                               ==========      ===========

     The $400.0 million note, which is supported by a letter of credit, was transferred to a grantor trust which borrowed $352.0 million under a note monetization facility and transferred such proceeds to the Company (see Note
10).

10. FINANCING

                                                               JANUARY 28,     JANUARY 29,
                                                                  1995             1994
                                                               -----------     ------------
                                                                        (MILLIONS)
Short-term debt:
  Bank credit facility.....................................     $    25.0        $     --
  Receivables backed commercial paper......................         274.9              --
  Current portion of long-term debt........................         163.1            10.1
                                                               -----------     ------------
          Total short-term debt............................     $   463.0        $   10.1
                                                               ==========      ===========
Long-term debt:
  Bank credit facility.....................................     $ 1,700.0        $     --
  Receivables backed certificates..........................       1,056.8           979.5
  Senior notes.............................................         450.0              --
  Mortgages................................................         415.1           345.1
  Senior convertible discount notes........................         306.6           289.0
  Tax notes................................................         177.4            32.0
  Note monetization facility...............................         352.0           352.0
  Promissory note..........................................            --           340.0
  Series A secured notes...................................            --           289.2
  Subsidiary trade obligations.............................            --           101.5
  Capitalized leases.......................................          67.5            53.8
  Other....................................................           3.8             4.6
                                                               -----------     ------------
          Total long-term debt.............................     $ 4,529.2        $2,786.7
                                                               ==========      ===========

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     Interest and financing costs were as follows:

                                             52 WEEKS ENDED     52 WEEKS ENDED     52 WEEKS ENDED
                                            JANUARY 28, 1995   JANUARY 29, 1994   JANUARY 30, 1993
                                            ----------------   ----------------   ----------------
                                                                  (MILLIONS)
Interest on debt..........................       $244.9             $197.5             $232.0
Amortization of financing costs...........         11.5               10.2               21.0
Interest on capitalized leases............          6.2                6.0                5.3
                                                -------            -------            -------
     Subtotal.............................        262.6              213.7              258.3
Less:
Interest capitalized on construction......         (0.5)              (0.2)              (0.1)
Interest income...........................        (43.9)             (49.4)             (60.3)
                                                -------            -------            -------
                                                 $218.2             $164.1             $197.9
                                            ===============    ===============    ===============

     Future maturities of long-term debt, other than capitalized leases and including unamortized original issue discount of $2.0 million, are shown below:

                                                                    (MILLIONS)
               Fiscal year:
                 1996...........................................     $  155.3
                 1997...........................................        903.7
                 1998...........................................        467.9
                 1999...........................................        913.9
                 2000...........................................        973.2
                 After 2000.....................................      1,049.7

     On December 19, 1994, the Company entered into a $2,800.0 million bank credit facility (the "Bank Credit Facility") providing for up to $800.0 million of term borrowings and up to $2,000.0 million of revolving credit loans. Utilizing the Bank Credit Facility and cash on hand, the Company paid off its previous working capital facility, which was scheduled to expire on April 3, 1995, exercised its option to acquire the remainder of the Prudential Claim for $469.6 million, repaid all indebtedness under a $340.0 million promissory note and the $280.7 million Series A secured notes and made certain cash payments in connection with the acquisition of Macy's.

     In connection with the acquisition of Macy's, the Company issued $953.5 million of notes. On January 27, 1995, the Company issued $450.0 million of 10% Senior Notes due 2001 and utilized the proceeds thereof, together with borrowings under the Bank Credit Facility and the proceeds from the sale of $77.0 million of receivables backed certificates, to prepay the $953.5 million of notes in their entirety.

     The following summarizes certain provisions of the Company's long-term debt:

BANK CREDIT FACILITY

     The Bank Credit Facility consists of a $2,000.0 million revolving credit facility (the "Revolving Loan Facility") and an $800.0 million term loan facility (the "Term Loan Facility").

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The Revolving Loan Facility provides for revolving credit loans ("Revolving Loans" and, together with the loans under the Term Loan Facility, the "Loans") of up to $2,000.0 million, of which an aggregate of $1,100.0 million is available for seasonal working capital purposes (including a letter of credit subfacility). For 30 consecutive calendar days during the period from December 1 to March 1, commencing December 1, 1995, total borrowings plus the aggregate stated amounts of stand-by letters of credit under the Revolving Loan Facility may not exceed $1,000.0 million ($1,100 million in the case of the period from December 1, 1995 to March 1, 1996). The Company's ability to effect borrowings under the Revolving Loan Facility is not subject to any borrowing base requirements or limitations. The Revolving Loan Facility matures on March 31, 2000, with the Revolving Loans then outstanding to be repaid in full on such date.

     The Term Loan Facility matures on January 29, 2000 and does not require any amortization of principal prior to May 4, 1996. Commencing on May 4, 1996, the Company is required to make quarterly amortization payments totaling, on an annual basis: $100.0 million in the first year thereafter; $150.0 million in the second year thereafter; $200.0 million in the third year thereafter; and $350.0 million in the fourth year thereafter. The Company is permitted by the terms of the Credit Agreement to make voluntary prepayments of amounts outstanding under the Term Loan Facility at any time without penalty or premium. Until such time as the Company has obtained an investment grade rating with respect to its long-term senior unsecured debt, repayments of certain amounts outstanding under the Term Loan Facility are required upon the occurrence of certain events.

     Loans under the Bank Credit Facility (other than "competitive bid loans," if any) bear interest at a rate equal to, at the Company's option, (i) the administrative agent's Base Rate (as defined in the bank credit agreement) in effect from time to time or (ii) the administrative agent's Eurodollar rate (adjusted for reserves) plus 1.0% subject to adjustment based on the Company's long-term debt rating and interest coverage ratio. The Company is able to borrow up to $1,000.0 million under the Revolving Loan Facility in competitive bid loans at either fixed rates or Eurodollar-based rates as bid by the lenders in the Revolving Loan Facility. The Company pays a commitment fee of 0.25% per annum, subject to adjustment, on the unused portion of the Revolving Loan Facility.

     The Company has purchased interest rate caps covering an aggregate notional amount of $1,400.0 million for a period of three years from December 15, 1994. Pursuant to such caps, the Eurodollar rate with reference to which interest on $500.0 million of the Company's variable rate indebtedness is determined is effectively limited to a maximum rate of 8% per annum throughout such three-year period and the Eurodollar rate with reference to which interest on $900.0 million of the Company's variable rate indebtedness is determined is effectively limited to a maximum rate of 7% per annum in the first year of such three-year period, 8% per annum in the second year of such three-year period and 9% per annum thereafter.

RECEIVABLES BACKED CERTIFICATES

     On December 15, 1992, Prime issued $981.0 million ($979.1 million discounted amount) of asset-backed certificates in four separate classes to finance its purchases of revolving consumer credit card receivables generated by the Company's department store operations (other than operations previously conducted by divisions of Macy's). The four classes of certificates are: (i) $450.0 million in aggregate principal amount of 7.05% Class A-1 Asset-Backed Certificates, Series 1992-1 due December 15, 1997; (ii) $450.0 million in

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

aggregate principal amount of 7.45% Class A-2 Asset-Backed Certificates, Series 1992-2 due December 15, 1999; (iii) $40.5 million in aggregate principal amount of 7.55% Class B-1 Asset-Backed Certificates, Series 1992-1 due January 15, 1998; and (iv) $40.5 million in aggregate principal amount of 7.95% Class B-2 Asset-Backed Certificates, Series 1992-2 due January 18, 2000. On January 20, 1995 Prime entered into an agreement pursuant to which it effectively sold an additional $77.0 million of asset-backed certificates to a third party, with such certificates bearing interest at the purchaser's commercial paper rate plus 0.9% and maturing as to $38.5 million in 1998 and $38.5 million in 2000. The certificates represent undivided interests in the assets of a master trust originated by Prime.

RECEIVABLES BACKED COMMERCIAL PAPER

     On January 5, 1993, an indirect wholly owned special purpose financing subsidiary of the Company entered into a liquidity facility with a syndicate of banks providing for the issuance of up to $375.0 million of receivables backed commercial paper. Borrowings under the liquidity facility are secured by an interest in the master trust originated by Prime and are subject to interest rate caps effectively limiting the rate of interest thereon to 10% per annum. As of January 28, 1995 there was $274.9 million of such commercial paper outstanding and at January 29, 1994 there was no such commercial paper outstanding.

SENIOR NOTES

     The Senior Notes were issued by the Company on January 27, 1995. The Senior Notes are unsecured obligations of the Company which mature on February 15, 2001 and bear interest at 10% per annum from January 27, 1995, payable semiannually on February 15 and August 15, of each year, commencing on August 15, 1995. The Senior Notes are not redeemable at the option of the Company prior to maturity and are not subject to a sinking fund.

MORTGAGES

     Certain of the Company's real estate subsidiaries are parties to a mortgage loan facility providing for secured borrowings. Borrowings under the facility will mature in 2002 and bear interest at 9.99% per annum. Borrowings under the facility are secured by liens on certain real property. As of January 28, 1995 and January 29, 1994, there was $345.1 million outstanding under the mortgage loan facility. In addition, in connection with the acquisitions of Horne's and Macy's in 1994, the Company assumed mortgage debt of $40.0 million and $32.6 million, respectively.

THE SENIOR CONVERTIBLE DISCOUNT NOTES

     The Convertible Notes are unsecured obligations of the Company which mature on February 15, 2004 and bear interest at the rate of 9.72% per annum from February 15, 1995, payable semiannually on February 15 and August 15 of each year, commencing August 15, 1995. Prior to February 15, 1995, the Convertible Notes accreted original issue discount at the rate of 6.0% per annum.

     At any time at the option of a holder of Convertible Notes, such holder will have the right to convert the principal of any such holder's Convertible Notes into fully-paid and non-assessable shares of Common Stock at the rate of
27.86 shares of Common Stock for each $1,000 stated principal amount of Convertible Notes,

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

provided that such conversion rate will be appropriately adjusted in order to prevent dilution of such conversion rights in the event of certain changes in or events affecting the Common Stock and certain consolidations, mergers, sales, leases, transfers, or other dispositions to which the Company is a party. In addition, if at any time the closing per share price of the Common Stock is $42.00 or more for 20 consecutive trading days, or if the aggregate outstanding stated principal amount of the Convertible Notes is $12.5 million or less, the Company may require the conversion of all outstanding Convertible Notes into Common Stock.

     On each of February 15, 2002 and 2003, the Company will pay an amount equal to 33.3% of the aggregate stated principal amount of the Convertible Notes initially outstanding, and will pay any remaining balance on February 15, 2004, in each case together with accrued interest to the date of payment. In addition, subject to the limitations contained in certain other debt instruments to which the Company is a party, at any time on or after February 15, 1995, the Company may make optional prepayments or redemptions of the Convertible Notes in whole or part. All such prepayments will be made at 100% of the stated principal amount so prepaid or redeemed, together with interest accrued to the date of prepayment or redemption.

TAX NOTES

     The Tax Notes represent agreements with taxing authorities with respect to claims to be paid over varying periods of time up to six years, with unpaid balances bearing interest at rates ranging from 8.0% to 9.35% per annum.

NOTE MONETIZATION FACILITY

     On May 3, 1988, the Company sold certain divisions for consideration which included a $400.0 million promissory note. The Company subsequently transferred the note to a grantor trust of which it is the beneficiary. The trust borrowed $352.0 million under a note monetization facility, using the note as collateral, and distributed the proceeds of such borrowing to the Company. The borrowing under the note monetization facility matures in two equal installments on May 3, 1997 and 1998, and bears interest at a variable interest rate based on LIBOR, subject to certain adjustments. An interest rate swap agreement was entered into for the note monetization facility which, in effect, converted the variable interest rate to a fixed rate of 10.344%. The Company is not an obligor on the borrowing under the note monetization facility or the interest rate swap agreement, and the lender's recourse thereunder is limited to the trust's assets and the Company's interest in the trust.

SUBSIDIARY TRADE OBLIGATIONS

     As of January 28, 1995, the subsidiary trade obligations, relating to the Company's reorganization proceedings, were included in short-term debt on the Consolidated Balance Sheet. Such obligations were thereafter paid in full on February 6, 1995.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                            JANUARY 28,     JANUARY 29,
                                                               1995            1994
                                                            -----------     -----------
                                                                    (MILLIONS)
        Merchandise and expense accounts payable........     $ 1,299.2       $   833.4
        Business integration and consolidation
          expenses......................................          57.8              --
        Merger related liabilities......................         173.1              --
        Taxes other than income taxes...................         123.3            52.5
        Accrued wages and vacation......................          81.2            50.3
        Accrued interest................................          29.3            25.3
        Other...........................................         419.8           248.2
                                                            -----------     -----------
                                                             $ 2,183.7       $ 1,209.7
                                                            ==========      ==========

     Included in the liability for business integration and consolidation expenses at January 28, 1995 is $26.1 million of accrued severance related to approximately 750 employees of the Abraham & Straus/Jordan Marsh,
Rich's/Goldsmith's and Lazarus divisions (see Note 3).

12. TAXES

     Total income taxes were allocated as follows:

                                           52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                          JANUARY 28, 1995    JANUARY 29, 1994    JANUARY 30, 1993
                                          ----------------    ----------------    ----------------
                                                                 (MILLIONS)
     Income from operations..............      $143.7              $171.0              $ 99.3
     Extraordinary items.................          --                (2.3)              (12.7)
                                              -------             -------             -------
     Total income taxes..................      $143.7              $168.7              $ 86.6
                                          ===============     ===============     ===============

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     Income tax expense attributable to income from operations is as follows:

                              52 WEEKS ENDED                  52 WEEKS ENDED                  52 WEEKS ENDED
                             JANUARY 28, 1995                JANUARY 29, 1994                JANUARY 30, 1993
                        ---------------------------     ---------------------------     ---------------------------
                        CURRENT   DEFERRED   TOTAL      CURRENT   DEFERRED   TOTAL      CURRENT   DEFERRED   TOTAL
                        -------   --------   ------     -------   --------   ------     -------   --------   ------
                                                                (MILLIONS)
Federal...............  $ 82.0     $ 31.4    $113.4     $127.9     $ 10.4    $138.3      $64.4     $ 14.2    $ 78.6
State and local.......    21.2        9.1      30.3       33.6       (0.9)     32.7       16.1        4.6      20.7
                        -------   --------   ------     -------   --------   ------     -------   --------   ------
                        $103.2     $ 40.5    $143.7     $161.5     $  9.5    $171.0      $80.5     $ 18.8    $ 99.3
                        ========  =========  ======     ========  =========  ======     ========  =========  ======

     The income tax expense attributable to income from operations reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 52 weeks ended January 28, 1995 and January 29, 1994 and 34% for the 52 weeks ended January 30, 1993 to income before income taxes and extraordinary items. The reasons for this difference and their tax effects are as follows:

                                             52 WEEKS ENDED     52 WEEKS ENDED     52 WEEKS ENDED
                                            JANUARY 28, 1995   JANUARY 29, 1994   JANUARY 30, 1993
                                            ----------------   ----------------   ----------------
                                                                  (MILLIONS)
Expected tax..............................       $115.9             $128.7             $ 78.9
State and local income taxes, net of
  federal income tax expense..............         19.7               21.2               13.7
Permanent difference arising from
  amortization of intangible assets.......          7.9                6.6                6.4
Effect of federal tax rate change on
  deferred income taxes...................           --               14.2                 --
Other.....................................          0.2                0.3                0.3
                                                -------            -------            -------
                                                 $143.7             $171.0             $ 99.3
                                            ===============    ===============    ===============

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                            JANUARY 28,     JANUARY 29,
                                                               1995            1994
                                                            -----------     -----------
                                                                    (MILLIONS)
        Deferred tax assets:
             Operating loss carryforwards...............     $   378.3       $      --
             Accrued liabilities accounted for on a cash
               basis for tax purposes...................         174.6           130.1
             Postretirement benefits other than
               pensions.................................         180.8            78.4
             Capital lease debt.........................          28.6            22.7
             Allowance for doubtful accounts............          18.1            14.8
             Alternative minimum tax credit
               carryforwards............................          37.3            21.0
             Other......................................          77.7            46.6
                                                            -----------     -----------
                  Total gross deferred tax assets.......         895.4           313.6
                  Less valuation allowance..............        (114.7)             --
                                                            -----------     -----------
                  Net deferred tax assets...............         780.7           313.6
                                                            -----------     -----------
        Deferred tax liabilities:
             Excess of book basis over tax basis of
               property and equipment...................      (1,119.2)         (605.9)
             Prepaid pension expense....................         (76.7)          (95.2)
             Deferred gain from sale of divisions.......         (81.6)          (82.2)
             Merchandise inventories....................         (98.6)          (68.1)
             Effects of reorganization transactions.....        (136.4)         (167.8)
             Other......................................         (23.5)           (9.8)
                                                            -----------     -----------
                  Total gross deferred tax
                    liabilities.........................      (1,536.0)       (1,029.0)
                                                            -----------     -----------
                  Net deferred tax liability............     $  (755.3)      $  (715.4)
                                                            ==========      ==========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Because tax law limits the use of Macy's net operating loss carryforwards ("Macy's NOL's") to subsequent taxable income of the acquired enterprise in a consolidated tax return for the combined enterprise, management has recorded a valuation allowance of $114.7 million to reflect the estimated amount of deferred tax assets related to such Macy's NOL's which may not be realized. Subsequent adjustments, if any, to this valuation allowance related to Macy's NOL's will be recorded as reductions of excess of cost over value of net assets acquired.

     As of January 28, 1995, the Company estimated that the Macy's NOL's were approximately $950.0 million which are available to offset future taxable income through 2009. The Company also had alternative minimum tax credit carryforwards of $37.3 million which are available to reduce future regular income taxes, if any, over an indefinite period.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     In connection with the joint plan of reorganization of Federated Stores, Inc. ("FSI"), the former parent of the Company and certain of its subsidiaries, the FSI consolidated tax group (which, with respect to periods prior to February 4, 1992, included the Company and such subsidiaries) triggered certain gains (the "Gains") estimated at approximately $1,800.0 million. The Company believes that net operating and capital losses ("NOLs") sufficient to offset the Gains were available at the time the Gains were triggered and, accordingly, that the Company will have no regular federal income tax liability in respect thereof and that it has adequately provided for its estimated alternative minimum tax liability. Management does not expect that the resolution of issues related to the Gains will have a material adverse effect on the Company's financial position or results of operations. Further, the realization of any unrecorded tax benefits related to the NOLs generated prior to February 4, 1992 will be recorded as reductions of reorganization value in excess of amounts allocable to identifiable assets. During the year ended January 28, 1995, the Company recorded $75.0 million of tax benefits related to such NOLs and reduced reorganization value in excess of amounts allocable to identifiable assets accordingly.

     In connection with their respective reorganization proceedings, the Internal Revenue Service ("IRS") audited the tax returns of the Company and certain of its subsidiaries and the FSI consolidated tax group for tax years 1984 through 1989 and asserted certain claims against the Company and such subsidiaries and other members of the FSI consolidated tax group. The issues raised by the IRS audit were resolved by agreement with the IRS except for two issues involving the use by the Company of an aggregate of $27.0 million of NOLs of an acquired company and the deductibility of approximately $176.3 million of so-called "break-up fees." These issues were litigated before the Bankruptcy Court for the Southern District of Ohio and resolved in favor of the Company; however, the IRS pursued appeals on both issues to the United States District Court for the Southern District of Ohio (the "Ohio District Court"), which affirmed the decision of the Bankruptcy Court on August 2, 1994. On September 30, 1994, the IRS filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit with respect to the issue relating to "break-up fees" only, where such appeal is currently pending. Although there can be no assurance with respect thereto, management does not expect that the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations.

13. RETIREMENT PLANS

     The Company has defined benefit plans ("Pension Plans") and defined contribution plans ("Savings Plans") which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has defined benefit supplementary retirement plans which include benefits, for certain employees, in excess of qualified plan limitations. For the 52 weeks ended January 28, 1995, and the 52 weeks ended January 29, 1994, net retirement expense for these plans totaled $3.0 million and $2.7 million, respectively. For the 52 weeks ended January 30, 1993, net retirement income for these plans totaled $1.1 million. In connection with the acquisition of Macy's, the Company added a pension plan, a savings plan and a supplementary retirement plan. The pension plan and supplementary retirement plan are included in the projected actuarial present value of benefit obligations at December 31, 1994. The impact on pension income or expense for the 52 weeks ended January 28, 1995 was not material for any Macy retirement plan added.

     Measurements of plan assets and obligations for the Pension Plans and the defined benefit supplementary retirement plans are calculated as of December 31 of each year. In addition, for such plans, the discount rates

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

used to determine the actuarial present value of projected benefit obligations ranged from 8.0% to 8.5% as of December 31, 1994 and was 7.0% as of December 31, 1993. The assumed rate of increase in future compensation levels ranged from 5.0% to 6.0% as of December 31, 1994 and was 5.0% as of December 31, 1993. The long-term rate of return on assets (Pension Plans only) ranged from 9.0% to 9.75% as of December 31, 1994 and was 9.75% as of December 31, 1993.

PENSION PLANS

     Net pension income for the Company's Pension Plans included the following actuarially determined components:

                                      52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                     JANUARY 28, 1995    JANUARY 29, 1994    JANUARY 30, 1993
                                     ----------------    ----------------    ----------------
                                                            (MILLIONS)
Service cost.......................       $ 19.9              $ 17.5              $ 16.8
Interest cost......................         39.9                39.0                36.9
Actual return on assets............          5.1               (94.1)              (48.6)
Net amortization and deferrals.....        (73.7)               24.9               (19.6)
Cost of special termination
  benefits.........................           --                 7.8                  --
                                         -------             -------             -------
                                          $ (8.8)             $ (4.9)             $(14.5)
                                     ===============     ===============     ===============

     The following table sets forth the projected actuarial present value of benefit obligations and funded status at December 31, 1994 and 1993, for the Pension Plans:

                                                     DECEMBER 31,     DECEMBER 31,
                                                         1994             1993
                                                     ------------     ------------
                                                              (MILLIONS)
Accumulated benefit obligations..................      $  888.5          $536.4
Less: Present value of net accumulated benefits
  available under a Savings Plan.................          30.9            43.5
                                                     ------------     ------------
Net accumulated benefit obligations, including
  vested benefits of $839.7 million and $478.7
  million, respectively..........................         857.6           492.9
Projected compensation increases.................         137.6            75.7
                                                     ------------     ------------
Projected benefit obligations....................         995.2           568.6
                                                     ------------     ------------
Plan assets (primarily stocks, bonds and U.S.
  government securities).........................       1,075.3           744.9
Unrecognized loss................................         127.6            52.9
Unrecognized prior service cost..................           1.9             8.9
                                                     ------------     ------------
                                                        1,204.8           806.7
                                                     ------------     ------------
Prepaid pension expense..........................      $  209.6          $238.1
                                                     ============     ============

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The Company's policy is to fund the Pension Plans at or above the minimum required by law. At December 31, 1994 and 1993, the Company had met the full funding limitation. Plan assets are held by independent trustees.

     In connection with a salary reduction program at one division, the Company provided, in 1993, $7.8 million of special termination benefits to eligible employees who elected to retire within a specified time period.

SUPPLEMENTARY RETIREMENT PLANS

     Net pension expense for the supplementary retirement plans included the following actuarially determined components:

                                          52 WEEKS ENDED     52 WEEKS ENDED     52 WEEKS ENDED
                                         JANUARY 28, 1995   JANUARY 29, 1994   JANUARY 30, 1993
                                         ----------------   ----------------   ----------------
                                                               (MILLIONS)
Service cost............................      $  0.8             $  0.3             $  0.3
Prior service cost......................          --                 --                7.9
Interest cost on projected benefit
  obligations...........................         1.7                1.2                0.6
Net amortization and deferral...........         1.0               (0.3)              (0.4)
                                             -------            -------            -------
                                              $  3.5             $  1.2             $  8.4
                                         ===============    ===============    ===============

     The following table sets forth the projected actuarial present value of unfunded benefit obligations at December 31, 1994 and 1993, for the supplementary retirement plans:

                                                          DECEMBER 31,    DECEMBER 31,
                                                             1994            1993
                                                          -----------     -----------
                                                                  (MILLIONS)
Accumulated benefit obligations, including vested
  benefits of $20.7 million and $14.0 million,
  respectively........................................      $  21.1         $  14.2
Projected compensation increases......................         19.7             3.5
                                                          -----------     -----------
Projected benefit obligations.........................         40.8            17.7
Unrecognized gain.....................................          4.4             3.6
Unrecognized prior service cost.......................         (7.6)           (1.1)
                                                          -----------     -----------
Accrued supplementary retirement obligation...........      $  37.6         $  20.2
                                                          ============    ============

     In December 1992, the Company reestablished a percentage of the benefits for former employees who had retired prior to January 15, 1990. This action increased the accumulated benefit obligation by $7.9 million at December 31, 1992, which was expensed as prior service cost in the 52 weeks ended January 30, 1993.

SAVINGS PLANS

     The Savings Plans include a voluntary savings feature for eligible employees. For one plan, the Company's contribution is based on the Company's annual earnings and minimum Company contribution is

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

20% of employee's eligible savings. For the other plan, the Company's contribution is based on a percentage of employee savings. Savings expense amounted to $8.3 million for the 52 weeks ended January 28, 1995, $6.4 million for the 52 weeks ended January 29, 1994, and $5.0 million for the 52 weeks ended January 30, 1993.

DEFERRED COMPENSATION PLAN

     During 1993, the Company implemented a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock or cash credits. The Company transfers shares to a trust to cover the number it estimates will be needed for distribution of stock credits currently outstanding. At January 28, 1995 and January 29, 1994, the liability under the plan which is reflected in other liabilities is $3.9 million and $1.1 million, respectively. Expense for the 52 weeks ended January 28, 1995 and the 52 weeks ended January 29, 1994 was immaterial.

14. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     In addition to pension and other supplemental benefits, certain retired employees are currently provided with specified health care and life insurance benefits. Eligibility requirements for such benefits vary by division and subsidiary, but generally state that benefits are available to employees who retire after a certain age with specified years of service. Certain employees are either ineligible for such benefits or are subject to having such benefits modified or terminated. The postretirement benefit obligations related to persons previously employed by Macy's are included in the projected actuarial present value of benefit obligations at December 31, 1994. The impact on postretirement benefit expense for the 52 weeks ended January 28, 1995 was not material.

     Net postretirement benefit expense included the following actuarially determined components:

                                      52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                     JANUARY 28, 1995    JANUARY 29, 1994    JANUARY 30, 1993
                                     ----------------    ----------------    ----------------
                                                            (MILLIONS)
Service cost.......................       $  0.7              $  1.0              $  3.5
Interest cost......................          9.1                 9.7                15.1
Net amortization and deferral......         (5.8)               (5.8)                 --
                                         -------             -------             -------
                                          $  4.0              $  4.9              $ 18.6
                                     ===============     ===============     ===============

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The measurement of the postretirement benefit obligations is calculated as of December 31. The following table sets forth the projected actuarial present value of unfunded postretirement benefit obligations at December 31, 1994 and 1993:

                                                           DECEMBER 31,     DECEMBER 31,
                                                              1994             1993
                                                           -----------      -----------
                                                                    (MILLIONS)
        Accumulated postretirement benefit obligation:
        Retirees........................................     $ 246.6          $ 112.0
        Fully eligible active plan participants.........        48.9             14.6
        Other active plan participants..................        89.6             11.4
                                                           -----------      -----------
        Accumulated postretirement benefit obligation...       385.1            138.0
        Unrecognized net gain...........................        44.4             35.5
        Unrecognized prior service cost.................        20.7             22.9
                                                           -----------      -----------
        Accrued postretirement benefit obligation.......     $ 450.2          $ 196.4
                                                           ==========       ==========

     The discount rate used in determining the actuarial present value of unfunded postretirement benefit obligations ranged from 8.0% to 8.5% as of December 31, 1994 and was 7.0% as of December 31, 1993.

     The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs. For purposes of determining the present values of unfunded postretirement benefit obligations, the annual growth rate in the per capita cost of various components of such medical benefit obligations was assumed to range from 11.5% to 19.0% in the first year, and to decrease gradually for each such component to 6.0% in the twelfth year and to remain at that level thereafter. The foregoing growth rate assumption has a significant effect on such determination. To illustrate, increasing such assumed growth rates by one percentage point would increase the present value of unfunded postretirement benefit obligations as of December 31, 1994 by $35.1 million.

15. EQUITY PLAN

     The Company has implemented an equity plan intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries. The equity plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee is authorized to grant options, stock appreciation rights and restricted stock to officers and key employees of the Company and its subsidiaries. The equity plan also provides for the award of options to non-employee directors.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     Stock option transactions are as follows:

                                                 52 WEEKS ENDED                52 WEEKS ENDED
                                                JANUARY 28, 1995              JANUARY 29, 1994
                                            -------------------------     -------------------------
(SHARES IN THOUSANDS)                       SHARES      GRANT PRICE       SHARES      GRANT PRICE
                                            -------    --------------     -------    --------------
Outstanding, beginning of year............  3,038.5    $11.625-25.000     1,828.5    $11.625-18.375
Granted...................................  3,597.4     18.625-23.625     1,575.3     19.375-25.000
Canceled..................................   (218.2)    11.625-23.625      (268.2)    15.625-20.875
Exercised.................................   (266.2)    11.625-20.875       (97.1)    11.625-16.875
                                            -------    --------------     -------    --------------
Outstanding, end of year..................  6,151.5    $11.625-25.000     3,038.5    $11.625-25.000
                                            =======    ==============     =======    ==============
Exercisable, end of year..................  1,904.1    $11.625-25.000       814.1    $11.625-20.875
                                            =======    ==============     =======    ==============

     As of January 28, 1995, 1,966,700 shares of Common Stock were available for additional grants pursuant to the Company's former equity plan, of which 331,400 shares were available for grants in the form of restricted stock. In the year ended January 28, 1995, 418,000 shares of Common Stock were granted in the form of restricted stock. Effective February 15, 1995, the Company's former equity plan was terminated and a total of 11,966,700 shares of Common Stock (including 331,400 shares available for grants as restricted stock) became available for issuance under the Company's current equity plan.

16. SHAREHOLDERS' EQUITY

     The authorized shares of the Company consist of 125.0 million shares of preferred stock ("Preferred Stock"), par value of $.01 per share with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share with 212.2 million shares of Common Stock issued and 182.6 million shares of Common Stock outstanding at January 28, 1995. 126.3 million and 126.0 million shares of Common Stock were issued and outstanding at January 29, 1994 and January 30, 1993, respectively.

COMMON STOCK

     The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights that may be applicable to any Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. However, it is not presently anticipated that dividends will be paid on Common Stock in the foreseeable future and certain of the debt instruments to which the Company is a party restrict the payment of dividends.

PREFERRED SHARE PURCHASE RIGHTS

     Each share of Common Stock is accompanied by one right (a "Right") issued pursuant to the Share Purchase Rights Agreement between the Company and The Bank of New York, as Rights Agent. Each Right entitles the registered holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Shares"), of the Company at a price (the "Purchase Price") of $62.50 per one one-hundredth of a Series A Preferred Share (subject to adjustment).

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     In general, the Rights will not become exercisable or transferable apart from the shares of Common Stock with which they were issued unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 20% or more of the outstanding shares of Common Stock (any such person or group of persons being referred to as an "Acquiring Person"). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Common Stock having a market value equal to two times the Purchase Price. The Rights will expire on February 4, 2002, unless earlier redeemed by the Company at a redemption price of $.03 per Right (subject to adjustment).

FUTURE STOCK ISSUANCES

     The Company is authorized to issue 8.6 million shares of Common Stock (subject to adjustment) upon the conversion of the Convertible Notes, 5.2 million shares of Common Stock (subject to adjustment) upon the exercise of the Series A Warrants and Series B Warrants and 18.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Series C Warrants and Series D Warrants. The warrants have the following terms:

                                SHARES PER    EXERCISE    EXPIRATION
                                 WARRANT       PRICE         DATE
                                ----------   ----------   ----------
Series A......................     1.047       $25.00       2/15/96
Series B......................     1.047        35.00       2/15/00
Series C......................     1.000        25.93      12/19/99
Series D......................     1.000        29.92      12/19/01

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     Shareholders' Equity consists of the following:

                                           52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                          JANUARY 28, 1995    JANUARY 29, 1994    JANUARY 30, 1993
                                          ----------------    ----------------    ----------------
                                                                 (MILLIONS)
Preferred stock.........................      $     --            $     --            $     --
Common stock:
     Balance, beginning of year.........           1.3                 1.3                 0.8
     Issuance of common stock...........           0.8                  --                 0.5
                                          ----------------    ----------------    ----------------
     Balance, end of year...............           2.1                 1.3                 1.3
                                          ----------------    ----------------    ----------------
Additional paid-in capital:
     Balance, beginning of year.........       1,975.7             1,968.0             1,453.3
     Issuance of common stock...........       1,617.7                 7.7               514.7
     Issuance of warrants...............         118.4                  --                  --
     Cancellation of treasury stock.....          (0.5)                 --                  --
                                          ----------------    ----------------    ----------------
     Balance, end of year...............       3,711.3             1,975.7             1,968.0
                                          ----------------    ----------------    ----------------
Unearned restricted stock:
     Balance, beginning of year.........          (4.1)               (7.3)                 --
     Cancellation (issuance) of common
       stock............................          (7.1)                0.1               (13.1)
     Amortization.......................           2.7                 3.1                 5.8
                                          ----------------    ----------------    ----------------
     Balance, end of year...............          (8.5)               (4.1)               (7.3)
                                          ----------------    ----------------    ----------------
Treasury stock:
     Balance, beginning of year.........          (0.9)                 --                  --
     Additions..........................        (558.7)               (0.9)                 --
     Cancellations......................           0.5                  --                  --
                                          ----------------    ----------------    ----------------
     Balance, end of year...............        (559.1)               (0.9)                 --
                                          ----------------    ----------------    ----------------
Accumulated equity:
     Balance, beginning of year.........         306.2               113.0                  --
     Net income.........................         187.6               193.2               113.0
                                          ----------------    ----------------    ----------------
     Balance, end of year...............         493.8               306.2               113.0
                                          ----------------    ----------------    ----------------
Total shareholders' equity..............      $3,639.6            $2,278.2            $2,075.0
                                          ===============     ===============     ===============

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     Changes in the number of shares held in the treasury are as follows:

                                                  52 WEEKS ENDED     52 WEEKS ENDED
                                                 JANUARY 28, 1995   JANUARY 29, 1994
                                                 ----------------   ----------------
                                                             (THOUSANDS)
            Balance, beginning of year..........         40.6               --
            Additions:
                 Acquisition of Macy's..........     29,474.2               --
                 Restricted stock...............         15.7              8.5
                 Deferred compensation plan.....         98.4             32.1
            Cancellations.......................        (24.2)              --
                                                 ----------------        -----
            Balance, end of year................     29,604.7             40.6
                                                 ===============    ===============

     In connection with the acquisition of Macy's, 29.5 million shares were issued to wholly owned subsidiaries of the Company and are reflected as treasury shares in the Consolidated Financial Statements. Additions to treasury stock for restricted stock represent shares accepted in lieu of cash to cover employee tax liability upon lapse of restrictions. Under the deferred compensation plan, shares are maintained in a trust to cover the number estimated to be needed for distribution of stock credits currently outstanding.

17. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and short-term investments

     The carrying amount approximates fair value because of the short maturity of these instruments.

     Accounts receivable

     The carrying amount approximates fair value because of the short average maturity of the instruments, and bad debt expense can be reasonably estimated and has been reserved for against the receivable balance.

     Notes receivable

     The fair value of notes receivable is estimated using discounted cash flow analysis, based on estimated market discount rates.

     Other assets

     As of January 28, 1995, the Company's long-term investment consisted of its ownership of approximately 6.58% of the common stock of Ralphs Grocery Company ("Ralphs"), the fair value of which was estimated as of such date based on the terms of the pending sale thereof. As of January 29, 1994, no quoted market prices existed for the Company's long-term investments (which then included the Company's initial investment in the Prudential Claim) and, therefore, a reasonable estimate of fair value could not be made without incurring excessive costs. Additional information pertinent to the value of the investments is provided below.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     Long-term debt

     The fair values of the Company's long-term debt are estimated based on the quoted market prices for publicly traded debt or by using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Interest rate swap agreement

     The fair value of the interest rate swap agreement is obtained from dealer quotes. The value represents the estimated amount the Company would pay to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. The interest rate swap agreement pertains to the note monetization facility and, although currently in a net payable position, management intends to hold the agreement to its maturity date.

     Interest rate cap agreements

     The fair values of the interest rate cap agreements are estimated based on current settlement prices of comparable contracts obtained from dealer quotes.

     The estimated fair values of the Company's financial instruments are as follows:

                                            JANUARY 28, 1995               JANUARY 29, 1994
                                      ----------------------------   ----------------------------
                                         CARRYING          FAIR         CARRYING          FAIR
                                          AMOUNT          VALUE          AMOUNT          VALUE
                                      ---------------   ----------   ---------------   ----------
                                                              (MILLIONS)
Cash and short-term investments.....     $   207.4       $  207.4       $   222.4       $  222.4
Notes receivable....................         408.1          406.1           408.8          459.7
Other assets........................          43.0           52.4           475.2            N/A
Long-term debt......................       4,499.7        4,518.5         2,732.9        2,843.1
Interest rate swap agreement........            --          (20.5)             --          (63.3)
Interest rate cap agreements........          24.0           19.5             6.7             --

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

     The estimated fair values and related unrecognized loss of the Company's interest rate swap and cap agreements are as follows:

                                                    JANUARY 28, 1995                        JANUARY 29, 1994
                                           -----------------------------------     -----------------------------------
NOTIONAL                                   CARRYING     FAIR      UNRECOGNIZED     CARRYING     FAIR      UNRECOGNIZED
 AMOUNT    RATE            TERM             VALUE       VALUE     GAIN (LOSS)       VALUE       VALUE     GAIN (LOSS)
- - --------   ----   -----------------------  --------     -----     ------------     --------     -----     ------------
                                                                           (MILLIONS)
Interest Rate Caps:
$ 500.0     8%       12/15/94 to 12/15/97   $  7.3     $ 6.1         $ (2.1)        $   --      $ --        $     --
$ 900.0     7%       12/15/94 to 12/15/95
            8%       12/15/95 to 12/15/96
            9%       12/15/96 to 12/15/97     11.9      10.3           (1.6)            --        --              --
$ 375.0    10%           2/3/95 to 1/3/01      4.5       2.7           (1.8)           3.9        --            (3.9)
$  38.5    11%         1/20/95 to 3/15/98      0.1       0.1             --             --        --              --
$  38.5    11%         1/20/95 to 3/15/00      0.2       0.3            0.1             --        --              --
$1,000.0    7%           2/3/94 to 2/3/95       --        --             --            2.8        --            (2.8)
Interest Rate Swap:
$ 352.0    10.344%    $176.0 to 5/3/97 and
                         $176.0 to 5/3/98       --      (20.5)        (20.5)            --      (63.3)         (63.3)

     The interest rate cap agreements in effect at January 28, 1995 are used to hedge interest rate risk related to variable rate indebtedness under the Company's bank credit facility and receivable backed commercial paper program. These interest rate cap agreements are recorded at cost and are amortized on a straight-line basis over the life of the cap. The $1,000.0 million interest rate cap agreement in effect at January 29, 1994 related to variable rate indebtedness of the Company which was thereafter retired.

     The interest rate swap agreement described in the foregoing table relates to a note monetization facility, which bears interest based on LIBOR, subject to certain adjustments. The interest rate swap agreement converts this variable rate debt (LIBOR plus 0.40%) to a fixed rate of 10.344%. The trust that is the borrower under the note monetization facility receives fixed-rate interest on the promissory note constituting such trust's principal asset.

     The fair value of the Company's investment in Ralph's is based on the pending sale thereof in exchange for $24.7 million in cash and $9.9 million in debentures, for a total of $34.6 million. The investment is carried at cost of $25.2 million and $25.9 million in the Consolidated Balance Sheets at January 28, 1995 and January 29, 1994, respectively. The Company's initial investment in the Prudential Claim was carried at its original cost of $449.3 million in the Consolidated Balance Sheet at January 29, 1994.

     Commitments to extend credit under revolving agreements relate primarily to the aggregate unused credit limits and unused lines of credit for the Company's credit plans. These commitments generally can be terminated at the option of the Company. It is unlikely the total commitment amount will represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

investments in what it believes to be high credit quality financial instruments. Credit risk with respect to trade receivables is concentrated in the geographic regions in which the Company operates stores. Such concentrations, however, are considered to be limited due to the Company's large number of customers and their dispersion across many regions.

18. QUARTERLY RESULTS (UNAUDITED)

     Unaudited quarterly results for the 52 weeks ended January 28, 1995 and the 52 weeks ended January 29, 1994, were as follows:

                                                FIRST        SECOND       THIRD        FOURTH
                                               QUARTER      QUARTER      QUARTER      QUARTER
                                               --------     --------     --------     --------
                                                      (MILLIONS, EXCEPT PER SHARE DATA)
52 Weeks Ended January 28, 1995:
  Net sales..................................  $1,653.6     $1,596.1     $1,926.8     $3,139.4
  Operating income...........................     103.4         59.0        129.3        257.8
  Income before extraordinary items..........      32.2          3.8         44.3        107.3
  Net income.................................  $   32.2     $    3.8     $   44.3     $  107.3
  Earnings per share:
     Income before extraordinary items.......  $    .25     $    .03     $    .35     $    .71
     Net income..............................       .25          .03          .35          .71
  Fully diluted earnings per share:
     Income before extraordinary items.......       .25          .03          .35          .68
     Net income..............................       .25          .03          .35          .68
52 Weeks Ended January 29, 1994:
  Net sales..................................  $1,590.3     $1,502.3     $1,789.3     $2,347.5
  Operating income...........................      82.9         58.4        103.0        287.6
  Income before extraordinary items..........      21.7          8.8         20.3        146.0
  Net income.................................  $   18.1     $    8.8     $   20.3     $  146.0
  Earnings per share:
     Income before extraordinary items.......  $    .17     $    .07     $    .16     $   1.16
     Net income..............................       .14          .07          .16         1.16
  Fully diluted earnings per share:
     Income before extraordinary items.......       .17          .07          .16         1.10
     Net income..............................       .14          .07          .16         1.10

19. LEGAL PROCEEDINGS

     A plan of reorganization (the "Federated POR") of the Company and certain of its subsidiaries (the "Federated/Allied Companies") was confirmed by the United States Bankruptcy Court for the Southern District of Ohio (the "Ohio Bankruptcy Court") on January 10, 1992. Notwithstanding the confirmation and effectiveness of the Federated POR, the Ohio Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against the Federated/Allied Companies, resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Federated POR, and to resolve other matters that may arise in connection with or relate to the Federated

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

POR. The Company, upon emergence from Chapter 11, provided for the payment of all remaining bankruptcy claims based upon management's estimate of the amount of such claims that would ultimately be allowed by the Ohio Bankruptcy Court. During 1994 and 1993, the Company reduced selling, general and administrative expenses by $23.8 million and $24.0 million, respectively, to reflect the favorable settlement of disputed bankruptcy claims. Management believes that the Company has adequately provided for the resolution of all bankruptcy claims and other matters related to the Federated POR remaining at January 28, 1995. (See
Note 12 for a description of legal proceedings relating to certain federal income tax issues.)

     The Macy's POR was confirmed by the United States Bankruptcy Court for the Southern District of New York (the "New York Bankruptcy Court") on December 8, 1994. Notwithstanding the confirmation and effectiveness of the Macy's POR, the New York Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against the Macy's Debtors, resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Macy's POR, and to resolve other matters that may arise in connection with or relate to the Macy's POR. Except as described below, provision was made under the Macy's POR in respect of all prepetition liabilities of the Macy's Debtors.

     Certain claims or portions thereof (collectively, the "Cash Payment Claims") against the Macy's Debtors which, to the extent allowed by the New York Bankruptcy Court, will be paid in cash pursuant to the Macy's POR are currently disputed by the Company. The aggregate amount of disputed Cash Payment Claims ultimately allowed by the New York Bankruptcy Court may be more or less than the estimated allowed amount thereof. The aggregate face amount of disputed Cash Payment Claims was approximately $846.9 million, while the estimated allowed amount thereof was approximately $355.7 million. Although there can be no assurance with respect thereto, management believes that the actual allowed amount of disputed Cash Payment Claims will not be materially greater than the estimated allowed amount thereof.

     The Company and its subsidiaries are also involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's results of operations and financial position.