Form 10-Q
period 1995-04-29
FEDERATED DEPARTMENT STORES INC /DE/
filed 1995-06-13
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended April 29, 1995.






                 FEDERATED DEPARTMENT STORES, INC.
                      151 West 34th Street
                    New York, New York 10001
                        (212) 695-4400
                              and
                       7 West Seventh St.
                     Cincinnati, Ohio 45202
                        (513) 579-7000




Delaware                 1-13536                     13-3324058
(State of           (Commission File No.)        (I.R.S. Employer
incorporation)                               Identification Number)




The Registrant has filed all reports required to be filed by
Section 12, 13 or 15 (d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.


182,777,694 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of May 27, 1995.

                   PART I -- FINANCIAL INFORMATION

                   FEDERATED DEPARTMENT STORES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)



                 (THOUSANDS, EXCEPT PER SHARE FIGURES)


                                        13 Weeks Ended     13 Weeks Ended
                                           April 29,          April 30,
                                              1995              1994

Net Sales, including leased
  department sales                         $2,988,006       $1,653,631

Cost of sales                               1,823,921        1,008,136

Selling, general and administrative
  expenses                                  1,069,959          542,088

Business integration and
  consolidation expenses                       83,322               -

Operating Income                               10,804          103,407

Interest expense                             (109,501)         (56,363)

Interest income                                11,949           11,024

Income (Loss) Before Income Taxes             (86,748)          58,068

Federal, state and local income tax
  benefit (expense)                            29,749          (25,846)

Net Income (Loss)                          $  (56,999)      $   32,222

Earnings (Loss) per Share                  $     (.31)      $      .25

Average Number of Shares Outstanding          182,682          126,464


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.


                        FEDERATED DEPARTMENT STORES, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                   (THOUSANDS)


                                       April 29,     January 28,     April 30,
                                          1995          1995            1994
ASSETS:
 Current Assets:
  Cash                             $   150,242      $   206,490    $  102,907
Accounts receivable                  2,237,598        2,265,651     1,781,938
Merchandise inventories              2,553,193        2,380,621     1,267,958
  Supplies and prepaid expenses        114,191           99,559        47,374
    Deferred income tax assets         232,889          238,127        86,278
      Total Current Assets           5,288,113        5,190,448     3,286,455

    Property and Equipment - net     5,245,346        5,349,912     2,544,481
    Intangible Assets - net          1,037,861        1,006,547       333,029
    Notes Receivable                   407,293          408,134       407,757
    Other Assets                       386,818          424,671       799,647

      Total Assets                 $12,365,431      $12,379,712    $7,371,369

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
    Short-term debt                $   671,741      $   463,042    $  125,847
Accounts payable and accrued
      liabilities                    2,085,154        2,183,711     1,146,702
  Income taxes                           9,621           65,319        78,280
  Total Current Liabilities          2,766,516        2,712,072     1,350,829

Long-Term Debt                       4,526,191        4,529,220     2,683,233
Deferred Income Taxes                  989,228          993,451       803,159
Other Liabilities                      498,627          505,359       220,455
Shareholders' Equity                 3,584,869        3,639,610     2,313,693

   Total Liabilities and
       Shareholders' Equity        $12,365,431      $12,379,712    $7,371,369





The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.


                        FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (THOUSANDS)

                                              13 Weeks Ended      13 Weeks Ended
                                              April 29, 1995      April 30, 1994
Cash flows from operating activities:
Net income (loss)                              $    (56,999)         $  32,222
 Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization of property
     and equipment                                  103,309             54,716
   Amortization of intangible assets                 10,828              4,691
Amortization of financing costs                       4,968              2,542
   Amortization of original issue discount              904              4,411
   Amortization of unearned restricted stock          1,122                486
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable     28,053            (23,003)
      Increase in merchandise inventories          (172,572)           (87,114)
      Increase in supplies and prepaid expenses     (14,632)              (714)
      Decrease in other assets not separately
        identified                                    7,392              3,318
      Decrease in accounts payable and accrued
        liabilities not separately identified       (70,260)           (53,940)
      Decrease in current income taxes              (46,292)           (31,929)
      Increase in deferred income taxes               1,015              1,454
      Increase (decrease) in  other liabilities
       not separately identified                     (6,208)               229
       Net cash used by operating activities       (209,372)           (92,631)

Cash flows from investing activities:
    Purchase of property and equipment              (45,995)           (27,822)
    Disposition of property and equipment            23,804                587
        Net cash used by investing activities       (22,191)           (27,235)

Cash flows from financing activities:
    Debt issued                                     311,918             14,995
    Financing costs                                    (290)            (1,140)
    Debt repaid                                    (107,152)            (7,149)
    Decrease in outstanding checks                  (30,297)            (9,102)
    Acquisition of treasury stock                      (347)              (273)
    Issuance of common stock                          1,483              3,014
        Net cash provided by financing activities   175,315                345






(Continued)

                        FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                   (THOUSANDS)

                                              13 Weeks Ended      13 Weeks Ended
                                              April 29, 1995      April 30, 1994

Net decrease in cash                                (56,248)          (119,521)
    Cash at beginning of period                     206,490            222,428

Cash at end of period                          $    150,242          $ 102,907


Supplemental cash flow information:
  Interest paid                                $     72,386          $  45,734
  Interest received                                  12,380             11,673
  Income taxes paid (net of refunds received)        15,282             55,691






The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                        FEDERATED DEPARTMENT STORES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the "1994 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 1994 10-K.

Because of the seasonal nature of the general merchandising business, the results of operations for the 13 weeks ended April 29, 1995 and April 30, 1994 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 weeks ended April 29, 1995 and April 30, 1994, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

2.   ACQUISITION OF COMPANIES
On December 31, 1993, Federated Noteholding Corporation ("FNC"), a wholly owned subsidiary of the Company, paid $109.3 million in cash and issued a promissory note (the "Promissory Note") in the principal amount of $340.0 million to The Prudential Insurance Company of America ("Prudential"), in exchange for 50% of a claim (the "Prudential Claim") held by Prudential in the Chapter 11 reorganization of R. H. Macy & Co., Inc. ("Macy's") and an option to acquire the remaining 50% of the Prudential Claim (the Prudential Option"). This investment was included in other assets in the Company's Consolidated Balance Sheet at April 30, 1994.

On December 19, 1994, the Company completed its acquisition of Macy's pursuant to a Plan of Reorganization (the "Macy's POR") of Macy's and substantially all of its subsidiaries (collectively, the "Macy's Debtors"). Pursuant to the Macy's POR, Macy's merged with the Company, which became responsible for making distributions of cash and debt and equity securities to the holders of allowed claims against the Macy's Debtors pursuant to the Macy's POR. In connection with the acquisition, FNC exercised the Prudential Option, whereby it acquired the remainder of the Prudential Claim in exchange for $469.6 million in cash, and repaid the full amount of indebtedness under the Promissory Note. The total purchase price of the acquisition, net of amounts issued or paid to wholly owned subsidiaries of the Company (including FNC), was approximately $3,815.9 million and consisted of the following:

                                                                    (millions)
      Cash payments, including exercise of the Prudential Option
         and transaction costs                                         $  830.4
      Assumption of merger-related liabilities                            192.5
      Issuance, reinstatement or assumption of debt                     1,182.4
      Issuance of 55.6 million shares of common stock                   1,047.6
      Issuance of warrants to purchase 18.0 million shares of
         common stock                                                     118.4
      Cost of the initial investment in the Prudential Claim, net of a
         $4.7 million cash distribution                                   444.6
                                                                       $3,815.9
/TABLE

                        FEDERATED DEPARTMENT STORES, INC.

                                    (UNAUDITED)


The Macy's acquisition was accounted for under the purchase method and, accordingly, the results of operations of Macy's have been included in the Company's results of operations since the date of acquisition and the purchase price has been allocated to Macy's assets and liabilities based on their estimated fair values at the date of acquisition. Including certain adjustments recorded in the 13 weeks ended April 29, 1995 to the assets and liabilities acquired, the excess of cost over net assets acquired is approximately $350.6 million.

The following unaudited pro forma condensed statement of operations gives effect to the Macy's acquisition and related financing transactions as if such transactions had occurred at the beginning of the period presented.

                                                13 Weeks Ended
                                                April 30, 1994
                                                  (millions)
        Net sales                                 $ 2,997.0
        Net loss                                      (39.6)
        Loss per share                            $    (.22)

The foregoing unaudited pro forma condensed statement of operations gives effect to, among other pro forma adjustments, the following:

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

The foregoing unaudited pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the Macy's acquisition been consummated on the first day of the period presented or of future results.

On May 26, 1994, the Company purchased Joseph Horne Co., Inc. ("Horne's"), a department store retailer operating ten stores in Pittsburgh and Erie, Pennsylvania for approximately $116.0 million including the assumption of $40.0 million of mortgage debt and transaction costs. The acquisition was accounted for under the purchase method of accounting and the purchase price approximates the estimated fair value of the assets and liabilities acquired. Results of operations for the stores acquired are included in the Consolidated Financial Statements from the date of acquisition. Pro forma financial results have not been presented for this acquisition since it did not significantly affect results of operations of the Company.

                        FEDERATED DEPARTMENT STORES, INC.

                                   (UNAUDITED)

3.   BUSINESS INTEGRATION AND CONSOLIDATION EXPENSES

During the 13 weeks ended April 29, 1995, the Company recorded $83.3 million of business integration and consolidation expenses associated with the integration of Macy's into the Company ($73.5 million) and the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions ($9.8 million). The primary components of the Macy's integration expenses were $40.0 million of inventory valuation adjustments to merchandise in lines of business which the Company, subsequent to the acquisition, eliminated or replaced, $8.6 million of severance costs and $24.9 million of other costs and expenses associated with integrating Macy's into the Company, including costs to close and sell certain stores and to convert a number of stores to other nameplates. Of the $9.8 million of expenses associated with the divisional consolidation referred to above, $7.9 million relates to inventory valuation adjustments to merchandise of the affected divisions in lines of business which were eliminated or replaced as a result of the consolidation. The Company's accrued severance liability related to business integration and consolidation expenses was reduced from $26.1 million at January 28, 1995 to $12.0 million at April 29, 1995. As of April 29, 1995, this accrued severance liability covered approximately 200 employees.

                        FEDERATED DEPARTMENT STORES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company acquired Macy's on December 19, 1994, and effected other acquisitions (and dispositions) during its 1994 fiscal year. Under the purchase method of accounting, the assets, liabilities and results of operations associated with such acquisitions have been included in the Company's financial position and results of operations since the respective dates thereof. Accordingly, the financial position and results of operations of the Company presented and discussed herein are generally not directly comparable between years. For purposes of the following discussion, all references to "first quarter of 1995" and "first quarter of 1994" are to the Company's 13-week fiscal periods ended April 29, 1995 and April 30, 1994, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE 13 WEEKS ENDED APRIL 29, 1995 AND APRIL 30, 1994

Net sales for the first quarter of 1995 totaled $2,988.0 million, compared to net sales of $1,653.6 million for the first quarter of 1994, an increase of 80.7%. Since April 30, 1994, the company added 142 department stores (121 through the Macy's acquisition) and more than 135 specialty and clearance stores and closed eight department stores. All of the specialty and clearance stores were added through the Macy's acquisition. Comparable store sales for the first quarter of 1995 increased 1.2% over the first quarter of 1994, including sales of the Macy's stores that were open throughout both such quarters.

Cost of sales was 61.0% as a percent of net sales for the first quarter of 1995, compared to 60.9% for the first quarter of 1994. Cost of sales includes a charge of $1.8 million for the first quarter of 1995 compared to a charge of $5.2 million in the first quarter of 1994 resulting from the valuation of merchandise inventory on the last-in, firstout basis. Additionally, because the Macy's divisions have historically experienced higher inventory shortages than the Company prior to the Macy's acquisition, cost of sales for the first quarter of 1995 reflects higher anticipated inventory shortage adjustments.

Selling, general and administrative expenses were 35.8% as a percent of net sales for the first quarter of 1995 compared to 32.8% for the first quarter of 1994. Since the credit card programs relating to the acquired Macy's divisions are owned by a third party, revenue from credit operations decreased as a percentage of sales. Because selling, general and administrative expenses are reported net of revenue from credit operations, such decrease was the major factor contributing to the increase in the selling, general and administrative expense rate.

Business integration and consolidation expenses for the first quarter of 1995 consist of $73.5 million associated with the integration of Macy's into the Company and $9.8 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions. During the remainder of fiscal 1995, the Company presently expects to incur approximately $170.0 million of additional business integration and consolidation expenses as a result of the Macy's acquisition, the divisional consolidation referred to above and the discontinuation of the Company's clearance store operations.

                        FEDERATED DEPARTMENT STORES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)


Net interest expense was $97.6 million for the first quarter of 1995, compared to $45.3 million for the first quarter of 1994. The higher interest expense for the first quarter of 1995 is principally due to the higher levels of borrowings incurred in connection with the acquisition of Macy's. Income tax benefit was $29.7 million for the first quarter of 1995. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes principally because of permanent differences arising from the amortization of intangible assets and state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash used by operating activities in the first quarter of 1995 was $209.4 million, an increase of $116.8 million from the net cash used by operating activities in the first quarter of 1994 of $92.6 million. Higher payments of non-merchandise payables and accrued liabilities (including merger - related liabilities) were the most significant factors contributing to this increased use of cash. Net cash provided by the Company for all financing activities was $175.3 million for the first quarter of 1995, and net cash used in investing activities was $22.2 million. During the first quarter of 1995, the Company issued $311.9 million of short-term debt under the Company's bank credit facility and receivables backed commercial paper program and repaid $107.2 million of debt, consisting primarily of the Company's subsidiary trade obligations. The Company opened two new department stores and closed three department stores in the first quarter of 1995.

Management believes the department store industry will continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of department store assets and companies.
Management of the Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider other possible capital markets transactions to reduce its cost of capital, including the refinancing of indebtedness.

                         PART II - - OTHER INFORMATION

                        FEDERATED DEPARTMENT STORES, INC.

ITEM 1.   LEGAL PROCEEDINGS

The information regarding legal proceedings in the 1994 10K covers events known to the Company and occurring prior to March 30, 1995. The following is a general description of certain developments in the legal proceedings known to the Company that arose subsequent to that date and prior to June 6, 1995.

CASH PAYMENT CLAIMS AGAINST MACY'S DEBTORS. As reported in the 1994 10-K, certain claims or portions thereof (collectively the "Cash Payment Claims") against the Macy's Debtors which, to the extent allowed by the United States Bankruptcy Court for the Southern District of New York, will be paid in cash pursuant to the Macy's POR, are currently disputed by the Company. As of June 6, 1995, the aggregate face amount of disputed Cash Payment Claims was approximately $838.3 million, while the estimated allowed amount thereof was approximately $336.7 million. Although there can be no assurance with respect thereto, the Company believes that the actual allowed amount of disputed Cash Payment Claims will not be materially greater than the estimated allowed amount thereof.

OTHER PROCEEDINGS. The Company and its subsidiaries are also involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Company's stockholders was held on May 19, 1995. The Company's stockholders voted on the following items at such meeting:

        (i) The stockholders approved the election of four Directors for a three year term expiring at the 1998 Annual Meeting of the Company's stockholders. The votes for such elections were as follows: Joseph Neubauer - 144,004,187 votes in favor and 94,405 votes withheld; Allen I. Questrom - 144,013,692 votes in favor and 84,900 votes withheld; Paul W. Van Orden - 143,999,036 votes in favor and 99,556 votes withheld; and Karl M. von der Heyden 144,008,395 votes in favor and 90,197 votes withheld. There were no broker non-votes on this item.

        (ii) The stockholders ratified the employment of KPMG Peat Marwick LLP as the Company's independent accountants for the fiscal year ending February 3, 1996. The votes for the ratification were 141,763,652, the votes against the ratification were 2,157,938 the votes abstained were 177,002, and there were no broker non-votes.

        (iii) The stockholders voted against a resolution by a stockholder to change the date of the Company's Annual Meeting to the second Friday in June. The votes against the resolution were 90,212,168, the votes for the resolution were 1,335,557, the votes abstained were 5,856,961, and there were 46,693,906 broker non-votes.

                        FEDERATED DEPARTMENT STORES, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits
              11          Statement re computation of per share earnings.

              27          Financial Data Schedule

        (b) Reports on Form 8-K
              No reports were filed on Form 8-K during this quarter.

                        FEDERATED DEPARTMENT STORES, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed its behalf by the undersigned thereunder duly authorized.




                                FEDERATED DEPARTMENT STORES, INC.



Date June 13, 1995              /s/ Dennis J. Broderick
                                        Dennis J. Broderick
                                Senior Vice President, General Counsel
                                           and Secretary







                                /s/ John E. Brown
                                        John E. Brown
                                Senior Vice President and Controller
                                  (Principal Accounting Officer)