Form 10-Q
period 1995-07-29
FEDERATED DEPARTMENT STORES INC /DE/
filed 1995-09-08
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended July
29, 1995.




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

183,035,890 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 26, 1995.

                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Operations
                           (Unaudited)

              (thousands, except per share figures)

                                         13 Weeks Ended                   26 Weeks Ended
                                    July 29,           July 30,       July 29,       July 30,
                                     1995               1994           1995           1994
Net Sales, including leased
 department sales                 $3,047,249         $1,596,100     $6,035,255     $3,249,731

Cost of sales                      1,862,915            975,339      3,686,836      1,983,475

Selling, general and
 administrative expenses           1,067,887            534,791      2,137,846      1,076,879

Business integration and
 consolidation expenses               89,023             27,005        172,345         27,005

Charitable contribution to
 Federated Department Stores
 Foundation                           25,581                  -         25,581              -

Operating Income                       1,843             58,965         12,647        162,372

Interest expense                    (114,057)           (59,318)      (223,558)      (115,681)

Interest income                       10,841             10,620         22,790         21,644

Income (Loss) Before Income
 Taxes                              (101,373)            10,267       (188,121)        68,335

Federal, state and local income
 tax benefit (expense)                34,447             (6,495)        64,196        (32,341)

Net Income (Loss)                 $  (66,926)        $    3,772     $ (123,925)    $   35,994

Earnings (Loss) per Share         $     (.37)        $      .03     $     (.68)    $      .28

Average Number of Shares
 Outstanding                         182,830            126,578        182,754        126,517


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (thousands)

                                        July 29,               January 28,           July 30,
                                          1995                    1995                 1994
ASSETS:
 Current Assets:
  Cash                               $    238,173            $    206,490          $    98,135
  Accounts receivable                   2,157,512               2,265,651            1,791,774
  Merchandise inventories               2,694,564               2,380,621            1,341,496
  Supplies and prepaid expenses           107,509                  99,559               60,188
  Deferred income tax assets              198,123                 135,405               86,123
   Total Current Assets                 5,395,881               5,087,726            3,377,716

 Property and Equipment - net           5,261,698               5,349,912            2,623,798
 Intangible Assets - net                1,027,033               1,006,547              328,339
 Notes Receivable                         407,276                 408,134              407,949
 Other Assets                             365,436                 424,671              792,354

   Total Assets                      $ 12,457,324            $ 12,276,990          $ 7,530,156

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                    $    259,988            $    463,042          $   220,602
  Accounts payable and accrued
    liabilities                         2,139,335               2,183,711            1,178,641
  Income taxes                             35,729                  65,319              68,892
   Total Current Liabilities            2,435,052               2,712,072            1,468,135

 Long-Term Debt                         5,121,445               4,529,220            2,715,395
 Deferred Income Taxes                    873,285                 890,729              801,308
 Other Liabilities                        503,223                 505,359              226,492
 Shareholders' Equity                   3,524,319               3,639,610            2,318,826

   Total Liabilities and Shareholders'
        Equity                       $ 12,457,324            $ 12,276,990          $ 7,530,156


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.




                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (thousands)

                                               26 Weeks Ended           26 Weeks Ended
                                                July 29, 1995            July 30, 1994
Cash flows from operating activities:
 Net income (loss)                               $ (123,925)               $  35,994
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization of property
     and equipment                                  206,556                  110,922
   Amortization of intangible assets                 21,656                    9,381
   Amortization of financing costs                    9,955                    5,097
   Amortization of original issue discount              981                    8,857
   Amortization of unearned restricted stock          2,569                      972
   Changes in assets and liabilities:
      Decrease in accounts receivable               108,139                   18,388
      Increase in merchandise inventories          (313,943)                (125,728)
      Increase in supplies and prepaid expenses      (7,950)                 (11,945)
      Decrease in other assets not separately
       identified                                    29,982                   13,006
      Decrease in accounts payable and accrued
       liabilities not separately identified         (9,700)                 (33,103)
      Decrease in current income taxes              (29,590)                 (34,414)
      Decrease in deferred income taxes             (69,064)                    (242)
      Increase (decrease) in  other liabilities
       not separately identified                     (1,612)                   2,816
       Net cash provided (used) by operating
          activities                               (175,946)                       1
Cash flows from investing activities:
 Purchase of property and equipment                (169,932)                (106,839)
 Disposition of property and equipment               23,841                    1,442
 Acquisition of company, net of cash acquired             -                  (75,846)
       Net cash used by investing activities       (146,091)                (181,243)

Cash flows from financing activities:
 Debt issued                                        597,106                  109,950
 Financing costs                                     (3,859)                  (2,258)
 Debt repaid                                       (208,916)                 (21,178)
 Decrease in outstanding checks                     (36,676)                 (33,181)
 Acquisition of treasury stock                         (375)                    (331)
 Issuance of common stock                             6,440                    3,947
       Net cash provided by financing activities    353,720                   56,949



(Continued)
                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (thousands)

                                               26 Weeks Ended           26 Weeks Ended
                                                July 29, 1995            July 30, 1994
Net increase (decrease) in cash                      31,683                 (124,293)
 Cash at beginning of period                        206,490                  222,428

 Cash at end of period                           $  238,173                $  98,135


 Supplemental cash flow information:
  Interest paid                                  $  168,239                $ 102,283
  Interest received                                  23,046                   22,529
  Income taxes paid (net of refunds received)        28,861                   66,257

  Schedule of noncash investing and financing
   activities:
     Capital lease obligations for new store
         fixtures                                         -                    1,545
     Debt assumed in acquisition of company               -                   40,000

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

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 26 weeks ended July 29, 1995 and July 30, 1994 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 and 26 weeks ended July 29, 1995 and July 30, 1994, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts for the current period.

2.   Acquisition of Companies

  On December 31, 1993, Federated Noteholding Corporation ("FNC"), a wholly owned subsidiary of the Company, paid $109.3 million in cash and issued a promissory note (the "Promissory Note") in the principal amount of $340.0 million to The Prudential Insurance Company of America ("Prudential"), in exchange for 50% of a claim (the "Prudential Claim") held by Prudential in the Chapter 11 reorganization of R. H. Macy & Co., Inc. ("Macy's") and an option to acquire the remaining 50% of the Prudential Claim (the "Prudential Option"). This investment was included in other assets in the Company's Consolidated Balance Sheet at July 30, 1994.

  On December 19, 1994, the Company completed its acquisition of Macy's pursuant to a Plan of Reorganization (the "Macy's POR") of Macy's and substantially all of its subsidiaries (collectively, the "Macy's Debtors"). Pursuant to the Macy's POR, Macy's merged with the Company, which became responsible for making distributions of cash and debt and equity securities to the holders of allowed claims against the Macy's Debtors pursuant to the Macy's POR. In connection with the acquisition, FNC exercised the Prudential Option, whereby it acquired the remainder of the Prudential Claim in exchange for $469.6 million in cash, and repaid the full amount of indebtedness



                FEDERATED DEPARTMENT STORES, INC.

     Notes to Consolidated Financial Statements  (Continued)
                           (Unaudited)


  under the Promissory Note. The total purchase price of the acquisition, net of amounts issued or paid to wholly owned subsidiaries of the Company (including FNC), was approximately
  $3,815.9 million and consisted of the following:

  (millions)
      Cash payments, including exercise of the Prudential
       Option and transaction costs                        $   830.4
      Assumption of merger-related liabilities                 192.5
      Issuance, reinstatement or assumption of debt          1,182.4
      Issuance of 55.6 million shares of common stock        1,047.6
      Issuance of warrants to purchase 18.0 million
         shares of common stock                                118.4
      Cost of the initial investment in the Prudential
         Claim, net of a $4.7 million cash distribution        444.6
                                                           $ 3,815.9

  The Macy's acquisition was accounted for under the purchase method and, accordingly, the results of operations of Macy's have been included in the Company's results of operations since the date of acquisition and the purchase price has been allocated to Macy's assets and liabilities based on their estimated fair values at the date of acquisition. Including certain adjustments recorded in the 26 weeks ended July 29, 1995 to the assets and liabilities acquired, the excess of cost over net assets acquired is approximately $350.6 million.

  The following unaudited pro forma condensed statements of operations give effect to the Macy's acquisition and related financing transactions as if such transactions had occurred at the beginning of the period presented.

                                        13 Weeks Ended          26 Weeks Ended
                                         July 30, 1994           July 30, 1994
(millions, except per share figures)

     Net sales                              $ 2,987.8              $ 5,984.8
     Net income (loss)                           18.7                  (20.9)
     Earnings (loss) per share                    .10                   (.12)

  The foregoing unaudited pro forma condensed statements of operations give effect to, among other pro forma adjustments, the following:

  (i) Interest expense on debt incurred to finance the acquisition, the reversal of Macy's historical interest expense and the reversal of the Company's historical interest expense on certain indebtedness redeemed in connection with the acquisition;
  (ii) Amortization of deferred debt expense related to debt incurred to finance the acquisition;
  (iii)Amortization, over 20 years, of the excess of cost over net assets acquired, and amortization, over 40 years, of tradenames acquired;
  (iv) Depreciation and amortization adjustments related to fair market value of assets acquired; and
  (v)  Adjustments to income tax expense related to the above.


                FEDERATED DEPARTMENT STORES, INC.

        Notes to Consolidated Financial Statements  (Continued)
                            (Unaudited)


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

3.   Business Integration and Consolidation Expenses

  During the 26 weeks ended July 29, 1995, the Company recorded $172.3 million of business integration and consolidation expenses associated with the integration of Macy's into the Company ($145.2 million) and the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions ($27.1 million). The primary components of the Macy's integration expenses were $67.8 million of inventory valuation adjustments to merchandise in lines of business which the Company, subsequent to the acquisition, eliminated or replaced, $21.6 million of costs to close and sell certain stores and to convert a number of stores to other nameplates, $19.7 million of severance costs and $36.1 million of other costs and expenses associated with integrating Macy's into the Company. Of the $27.1 million of expenses associated with the divisional consolidation referred to above, $20.4 million relates to inventory valuation adjustments to merchandise of the affected divisions in lines of business which were eliminated or replaced as a result of the consolidation.

  During the 26 weeks ended July 30, 1994, the Company recorded $27.0 million of business integration and consolidation expenses for the integration of the facilities, and the merchandising and operating functions, of the ten Horne's department stores into the Company's Lazarus division.

  The Company's accrued severance liability related to business integration and consolidation expenses of $26.1 million at January 28, 1995 was paid out during the 26 weeks ended July
  29, 1995.



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

  Results of Operations

  Comparison of the 13 Weeks Ended July 29, 1995 and July 30, 1994

  For purposes of the following discussion, all references to "second quarter of 1995" and "second quarter of 1994" are to the Company's 13-week fiscal periods ended July 29, 1995 and July 30, 1994, respectively.

  Net sales for the second quarter of 1995 totaled $3,047.3 million, compared to net sales of $1,596.1 million for the second quarter of 1994, an increase of 90.9%. Since July 30, 1994, the company added 133 department stores (121 through the Macy's acquisition) and more than 135 specialty and clearance stores and closed nine department stores. All of the specialty and clearance stores were added through the Macy's acquisition. Comparable store sales for the second quarter of 1995 increased 6.2% over the second quarter of 1994, including sales of the Macy's stores that were open throughout both such quarters.

  Cost of sales was 61.1% as a percent of net sales for both the second quarter of 1995 and the second quarter of 1994. Cost of sales includes no charge in the second quarter of 1995 compared to a charge of $0.6 million in the second quarter of 1994 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

  Selling, general and administrative expenses were 35.1% as a percent of net sales for the second quarter of 1995 compared to 33.5% for the second quarter of 1994. Since the credit card programs relating to the acquired Macy's divisions are owned by a third party, revenue from credit operations decreased as a percentage of sales. Because selling, general and administrative expenses are reported net of revenue from credit operations, such decrease was the major factor contributing to the increase in the selling, general and administrative expense rate.

  Business integration and consolidation expenses for the second quarter of 1995 consist of $71.7 million associated with integration of Macy's into the Company and $17.3 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions. For the second quarter of 1994, business integration and consolidation expenses of $27.0 million represents the one-time charge associated with the integration of the ten Horne's stores into the Company's Lazarus division.

  Net interest expense was $103.2 million for the second quarter of 1995, compared to $48.7 million for the second quarter of 1994. The higher interest expense for the second quarter of 1995 is principally due to the higher levels of borrowings incurred in connection with the acquisition of Macy's.



                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  The Company's effective income tax rate of 34.0% for the second quarter of 1995 differs from the federal income tax statutory rate of 35% principally because of permanent differences arising from the amortization of intangible assets and state and local income taxes.

  Comparison of the 26 Weeks Ended July 29, 1995 and July 30, 1994

  For purposes of the following discussion, all references to "1995" and "1994" are to the Company's 26 week fiscal periods ended July 29, 1995 and July 30, 1994, respectively.

  Net sales for 1995 were $6,035.3 million compared to $3,249.7 million for 1994, an increase of 85.7%. On a comparable store basis, net sales increased 3.7%, including sales of the Macy's stores that were open throughout both periods.

  Cost of sales was 61.1% as a percent of net sales for 1995 compared to 61.0% for 1994. Cost of sales includes charges of $1.8 million in 1995 compared to $5.8 million in 1994 resulting from the valuation of merchandise inventory on the last-in, first-out basis. Additionally, because the Macy's divisions have historically experienced higher inventory shortages than the Company prior to the Macy's acquisition, cost of sales for 1995 reflects higher anticipated inventory shortage adjustments.

  Selling, general and administrative expenses were 35.4% as a percent of net sales for 1995 compared to 33.2% for 1994. Since the credit card programs relating to the acquired Macy's divisions are owned by a third party, revenue from credit operations decreased as a percentage of sales. Because selling, general and administrative expenses are reported net of revenue from credit operations, such decrease was the major factor contributing to the increase in the selling, general and administrative expense rate.

  Business integration and consolidation expenses for 1995 consist of $145.2 million associated with the integration of Macy's into the Company and $27.1 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions. During the remainder of fiscal 1995, the Company presently expects to incur approximately $90.0 million of additional business integration and consolidation expenses as a result of the Macy's acquisition, the divisional consolidation referred to above and the discontinuation of the Company's clearance store operations.

  Net interest expense was $200.8 million for 1995 compared to $94.0 million for 1994. The higher interest expense for 1995 is principally due to higher levels of borrowing incurred in connection with the acquisition of Macy's.

  The Company's effective income tax rate of 34.1% for 1995 differs from the federal income tax statutory rate of 35.0% principally because of permanent differences arising from the amortization of intangible assets and state and local income taxes.



                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Liquidity and Capital Resources

  For purposes of the following discussion, all references to "1995" and "1994" are to the Company's 26 week fiscal periods ended July 29, 1995 and July 30, 1994, respectively.

  The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

  Net cash used by operating activities in 1995 increased $175.9 million compared to net cash provided by operating activities in 1994. The most significant factors contributing to this increased use of cash were lower net income in 1995 and higher payments of non-merchandise payables and accrued liabilities (including merger - related liabilities). Partially offsetting these factors was the higher decrease in accounts receivable balances during 1995.

  Net cash provided by the Company for all financing activities was $353.7 million for 1995, and net cash used in investing activities was $146.1 million. During 1995, the Company sold $597.1 million of receivables backed certificates. The Company repaid $99.9 million of short-term debt under its bank credit facility and commercial paper program and $109.1 million of other debt, consisting primarily of the Company's subsidiary trade obligations. The Company opened five department stores and closed four department stores in 1995.

  As discussed in Item 5 of this report, the Company has entered into agreements providing for the acquisition by the Company of Broadway Stores, Inc. ("Broadway") in exchange for approximately 12.7 million shares of the Company's common stock. In addition, the Company, a wholly owned subsidiary of the Company ("FNC II"), and Prudential entered into an agreement (the "Prudential Agreement") providing for the purchase by FNC II from Prudential of certain mortgage indebtedness of Broadway for consideration consisting of a $221.1 million promissory note of FNC II and, at FNC II's option, either $200.0 million in cash or a number of shares of the Company's common stock determined in accordance with the provisions of the Prudential Agreement. According to information furnished to the Company by Broadway, at and for the 26 weeks ended July 29, 1995, Broadway had total assets of $1,911.6 million, shareholders' equity of $305.4 million, sales of $884.6 million, and a net loss of $80.7 million.

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



                  PART II - - OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


Item 1.   Legal Proceedings

      The information regarding legal proceedings contained in the Company's Quarterly Report on Form 10-Q for the period ended April 29, 1995 covers events known to the Company and occurring prior to June 6, 1995. The following is a general description of certain developments in the legal proceedings known to the Company that arose subsequent to that date and prior to September 5, 1995.

      Cash Payment Claims Against Macy's Debtors. As reported in the 1994 10-K, certain claims or portions thereof (collectively the "Cash Payment Claims") against the Macy's Debtors which, to the extent allowed by the United States Bankruptcy Court for the Southern District of New York, will be paid in cash pursuant to the Macy's POR, are currently disputed by the Company. As of September 5, 1995, the aggregate face amount of disputed Cash Payment Claims was approximately $385.4 million, while the estimated allowed amount thereof was approximately $257.0 million. Although there can be no assurance with respect thereto, the Company believes that the actual allowed amount of disputed Cash Payment Claims will not be materially greater than the estimated allowed amount thereof.

      Other Proceedings. The Company and its subsidiaries are also involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 5.   Other Information

      On August 14, 1995, the Company, a wholly owned subsidiary of the Company ("Newco"), and Broadway entered into an agreement (the "Merger Agreement") pursuant to which, on the terms and subject to the conditions set forth therein, Newco will be merged with and into Broadway (the "Merger"), and Broadway will thereby become a subsidiary of the Company. At the effective time of the Merger, among other things, each outstanding share of Broadway common stock will be converted into 0.27 shares of the Company's common stock, resulting in the issuance of approximately 12.7 million shares of the Company's common stock. In connection with the Merger Agreement, the Company and Zell/Chilmark Fund, L.P. ("Zell/Chilmark") entered into an agreement (the "Stock Agreement"), pursuant to which, among other things, Zell/Chilmark agreed to vote the approximately 54% of the outstanding shares of Broadway common stock owned by it in favor of the adoption of the Merger Agreement and granted to the Company an option to purchase such shares for consideration consisting of 0.27 shares of the Company's common stock for each such share of Broadway common stock. In addition, the Company, FNC II, and Prudential entered into the Prudential Agreement providing for the purchase by FNC II from Prudential of certain mortgage indebtedness of Broadway for consideration consisting of a $221.1 million promissory note of FNC II and, at FNC II's option, either $200.0 million in cash or a number of shares of the Company's common stock determined in accordance with the provisions of the Prudential Agreement.




                  PART II - - OTHER INFORMATION

          FEDERATED DEPARTMENT STORES, INC. - continued


      The consummation of the foregoing transactions is subject to the satisfaction or waiver of various conditions, as to which there can be no assurance. The Merger Agreement, the Stock Agreement, and the Prudential Agreement are filed herewith as Exhibits 10.1, 10.2, and 10.3, respectively, and are incorporated herein by this reference.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          10.1  Agreement and Plan of Merger, dated as of August
                14, 1995, among Broadway, the Company, and Newco
                (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 33-62077)

          10.2 Stock Agreement, dated as of August 14, 1995, between the Company and Zell/Chilmark (incorporated by reference to the Company's Schedule 13D, dated August 14, 1995, relating to the common stock of Broadway)

          10.3 Purchase Agreement, dated as of August 14, 1995, among Prudential, the Company, and FNC II

           11   Statement re computation of per share earnings

           27   Financial Data Schedule

      (b) Reports on Form 8-K

            No reports were filed on Form 8-K during the quarter ended July 29, 1995.




                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT STORES, INC.



Date  September 8, 1995                 /s/ Dennis J. Broderick
                                               Dennis J. Broderick
                                          Senior Vice President, General
                                              Counsel and Secretary




                                        /s/ John E. Brown
                                              John E. Brown
                                           Senior Vice President
                                              and Controller
                                        (Principal Accounting Officer)