Form 10-Q
period 1995-10-28
FEDERATED DEPARTMENT STORES INC /DE/
filed 1995-12-12
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended
October 28, 1995.







                FEDERATED DEPARTMENT STORES, INC.
                      151 West 34th Street
                    New York, New York 10001
                         (212) 695-4400
                               and
                       7 West Seventh St.
                     Cincinnati, Ohio 45202
                         (513) 579-7000




      Delaware                  1-13536                13-3324058
(State of Incorporation) (Commission File No.)       (I.R.S. Employer
                                                Identification Number)



The Registrant has filed all reports required to be filed by
Section 12, 13 or 15 (d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

202,595,362 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 25, 1995.

                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

              (THOUSANDS, EXCEPT PER SHARE FIGURES)

                                    13 Weeks Ended                   39 Weeks Ended
                             October 28,       October 29,    October 28,       October 29,
                                1995              1994           1995              1994

Net Sales, including leased
 department sales           $3,748,369         $1,926,811     $9,783,624        $5,176,542

Cost of sales                2,328,577          1,185,926      6,015,413         3,169,401

Selling, general and
 administrative expenses     1,275,680            611,563      3,413,526         1,688,442

Business integration and
 consolidation expenses         39,134                  -        211,479            27,005

Charitable contribution to
 Federated Department Stores
 Foundation                          -                  -         25,581                 -

Operating Income               104,978            129,322        117,625           291,694

Interest expense              (142,217)           (61,897)      (365,775)         (177,578)

Interest income                 11,928             10,911         34,718            32,555

Income (Loss) Before Income
 Taxes                         (25,311)            78,336       (213,432)          146,671

Federal, state and local
 income tax benefit
 (expense)                     (21,084)           (33,993)        43,112           (66,334)

Net Income (Loss)           $  (46,395)        $   44,343     $ (170,320)       $   80,337

Earnings (Loss) per Share   $     (.24)       $       .35     $     (.91)       $      .63

Average Number of Shares
 Outstanding                   197,017            126,600        187,508           126,545


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.

                FEDERATED DEPARTMENT STORES, INC.

                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                           (THOUSANDS)

                                    October 28,         January 28,       October 29,
                                        1995                1995              1994
ASSETS:
 Current Assets:
  Cash                             $   158,027           $   206,490       $  125,924
  Accounts receivable                2,780,861             2,265,651        1,986,023
  Merchandise inventories            3,905,535             2,380,621        1,730,602
  Supplies and prepaid expenses        120,191                99,559           52,121
  Deferred income tax assets           177,596               135,405           83,182
   Total Current Assets              7,142,210             5,087,726        3,977,852

 Property and Equipment - net        6,220,895             5,349,912        2,663,954
 Intangible Assets - net             1,160,661             1,006,547          323,648
 Notes Receivable                      407,209               408,134          408,141
 Other Assets                          423,227               424,671          795,710

   Total Assets                    $15,354,202           $12,276,990       $8,169,305

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                  $   941,375           $   463,042       $  441,621
  Accounts payable and accrued
  liabilities                        2,909,517             2,183,711        1,512,227
  Income taxes                          31,449                65,319           95,968
   Total Current Liabilities         3,882,341             2,712,072        2,049,816

 Long-Term Debt                      5,943,473             4,529,220        2,723,777
 Deferred Income Taxes                 911,525               890,729          802,346
 Other Liabilities                     593,023               505,359          228,845
 Shareholders' Equity                4,023,840             3,639,610        2,364,521

   Total Liabilities and
   Shareholders' Equity            $15,354,202           $12,276,990       $8,169,305


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.




                FEDERATED DEPARTMENT STORES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                           (THOUSANDS)
                                                 39 Weeks Ended           39 Weeks Ended
                                                October 28, 1995         October 29, 1994
Cash flows from operating activities:
 Net income (loss)                               $    (170,320)             $    80,337
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization of property
     and equipment                                     326,341                  169,701
   Amortization of intangible assets                    34,811                   14,072
   Amortization of financing costs                      15,428                    8,052
   Amortization of original issue discount               1,090                   13,352
   Amortization of unearned restricted stock             3,726                    1,554
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable        44,729                 (175,861)
      Increase in merchandise inventories           (1,169,834)                (514,834)
      Increase in supplies and prepaid expenses        (11,014)                  (3,878)
      Decrease in other assets not separately
       identified                                       24,125                   12,556
      Increase in accounts payable and accrued
       liabilities not separately identified           444,013                  266,906
      Decrease in current income taxes                 (34,694)                  (7,338)
      Increase (decrease) in deferred income taxes     (50,352)                   3,737
      Increase in  other liabilities not separately
       identified                                       21,381                    4,856
       Net cash used by operating activities          (520,570)                (126,788)

Cash flows from investing activities:
 Purchase of property and equipment                   (356,816)                (202,683)
 Disposition of property and equipment                  23,842                    1,748
 Acquisition of company, net of cash acquired           15,901                  (75,846)
       Net cash used by investing activities          (317,073)                (276,781)

Cash flows from financing activities:
 Debt issued                                         1,347,106                  331,007
 Financing costs                                       (26,375)                  (6,587)
 Debt repaid                                          (546,675)                 (22,450)
 Decrease in outstanding checks                          4,544                      709
 Acquisition of treasury stock                            (388)                    (334)
 Issuance of common stock                               10,968                    4,720
       Net cash provided by financing activities       789,180                  307,065

(Continued)

                FEDERATED DEPARTMENT STORES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                           (THOUSANDS)
                                                 39 Weeks Ended           39 Weeks Ended
                                                October 28, 1995         October 29, 1994
 Net decrease in cash                                  (48,463)                 (96,504)
 Cash at beginning of period                           206,490                  222,428

 Cash at end of period                             $   158,027                $ 125,924


 Supplemental cash flow information:
  Interest paid                                     $   291,928               $ 144,081
  Interest received                                      35,034                     33,470
  Income taxes paid (net of refunds received)            36,903                     69,124

  Schedule of noncash investing and financing
   activities:
     Capital lease obligations for new store
     fixtures                                             2,818                      6,666
     Debt assumed in acquisition...........           1,267,074                     40,000
     Equity issued in acquisition                       352,902                          -
     Debt and equity issued for purchase of debt                                   429,665                           -




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

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 39 weeks ended October 28, 1995 and October 29, 1994 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 and 39 weeks ended October 28, 1995 and October 29, 1994, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts for the current period.

2.   ACQUISITION OF COMPANIES

  In the 13 weeks ended October 28, 1995, the Company completed its acquisition of Broadway Stores, Inc. ("Broadway") pursuant to an Agreement and Plan of Merger dated August 14, 1995. The total purchase price of the Broadway acquisition was approximately $1,620.0 million, consisting of (i) 12.6 million shares of common stock and options to purchase an additional
  1.5 million shares of common stock valued at $352.9 million and (ii) $1,267.1 million of Broadway debt. In addition, a wholly owned subsidiary of the Company purchased $422.3 million of mortgage indebtedness of Broadway for 6.8 million shares of common stock of the Company and a $242.3 million promissory note.

  The Broadway acquisition was accounted for under the purchase method and, accordingly, the results of operations of Broadway have been included in the Company's results of operations since July 29, 1995 and the purchase price has been allocated to Broadway's assets and liabilities based on their estimated fair values as of that date. Based upon management's initial estimates, the excess of cost over net assets acquired is approximately $186.2 million.

  The Company is in the process of formulating and implementing a strategy to integrate Broadway's operations with the Company's other operations. Although a majority of Broadway's stores will be converted to other nameplates of the Company in fiscal 1996, it is also anticipated that certain Broadway stores will be disposed of during fiscal 1996 and beyond. (As of the date of this report, the Company had entered into a definitive agreement to sell nine stores, had identified 10 additional stores to be sold, and had yet to make a determination with respect to certain other stores.) Accordingly, the allocation of the purchase price to the property and equipment acquired has yet to


                FEDERATED DEPARTMENT STORES, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                           (UNAUDITED)


  be determined, and the Company is presently unable to determine the amount of one-time costs that will ultimately be incurred in connection with the Broadway acquisition. The Company has recorded an accrued severance liability in the amount of $27.0 million as an adjustment to the purchase price allocation for the recognition of certain estimated involuntary termination benefits.

  On December 19, 1994, the Company acquired R. H. Macy & Co., Inc. ("Macy's") pursuant to a Plan of Reorganization (the "Macy's POR") of Macy's and substantially all of its subsidiaries (collectively, the "Macy's Debtors"). Pursuant to the Macy's POR, among other transactions, Macy's merged with the Company, which became responsible for making distributions of cash and debt and equity securities pursuant to the Macy's POR. The total purchase price of the Macy's acquisition was approximately $3,815.9 million and consisted of the following:

  (millions)
      Cash payments and transaction costs            $   830.4
      Assumption of merger-related liabilities           192.5
      Issuance, reinstatement or assumption of debt 1,182.4 Issuance of 55.6 million shares of common stock 1,047.6 Issuance of warrants to purchase 18.0 million
      shares of common stock                             118.4
      Net cost of the initial investment                 444.6
                                                      $3,815.9

  The Macy's acquisition was accounted for under the purchase method and, accordingly, the results of operations of Macy's have been included in the Company's results of operations since the date of acquisition and the purchase price has been allocated to Macy's assets and liabilities based on their estimated fair values at the date of acquisition. Including certain adjustments recorded in the 39 weeks ended October 28, 1995 to the assets and liabilities acquired, the excess of cost over net assets acquired was approximately $311.2 million.

  The following unaudited pro forma condensed statements of operations give effect to the Broadway and Macy's acquisitions and related financing transactions as if such transactions had occurred at the beginning of each period presented.

                       39 Weeks Ended        13 Weeks Ended      39 Weeks Ended
                      October 28, 1995      October 29, 1994    October 29, 1994

(millions, except per share figures)
     Net sales           $ 10,668.2             $  3,873.7          $  10,746.7
     Net loss                (220.4)                 (57.2)               (99.0)
     Loss per share           (1.09)                  (.28)                (.49)




                FEDERATED DEPARTMENT STORES, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
                           (UNAUDITED)


  The foregoing unaudited pro forma condensed statements of operations give effect to, among other pro forma adjustments, the following:

  (i) Interest expense on debt incurred to finance the acquisitions, the reversal of certain of Macy's and Broadway's historical interest expenses and the reversal of the Company's historical interest expense on certain indebtedness redeemed in connection with the acquisitions;
(ii) Amortization of deferred debt expense related to debt incurred to finance the acquisitions;
(iii) Amortization, over 20 years, of the excess of cost over net assets acquired, and amortization, over 40 years, of tradenames acquired;
(iv) Depreciation and amortization adjustments related to the fair market value of assets acquired;
(v)   Adjustments to income tax expense related to the above; and
(vi)  Adjustments for shares issued.


  The foregoing unaudited pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the acquisitions been consummated on the first day of the periods presented or of future results.

3.   BUSINESS INTEGRATION AND CONSOLIDATION EXPENSES

  During the 39 weeks ended October 28, 1995, the Company recorded $211.5 million of business integration and consolidation expenses associated with the integration of Macy's and Broadway into the Company ($171.4 million and $7.3 million, respectively) and the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions ($32.8 million). The primary components of the Macy's integration expenses were $68.1 million of inventory valuation adjustments to merchandise in lines of business which the Company, subsequent to the acquisition, eliminated or replaced, $25.4 million of costs to close and sell certain stores and to convert a number of stores to other nameplates, $25.8 million of severance costs and $52.1 million of other costs and expenses associated with integrating Macy's into the Company. Of the $32.8 million of expenses associated with the divisional consolidation referred to above, $22.5 million relates to inventory valuation adjustments to merchandise of the affected divisions in lines of business which were eliminated or replaced as a result of the consolidation.

  During the 39 weeks ended October 29, 1994, the Company recorded $27.0 million of business integration and consolidation expenses for the integration of the facilities, and the merchandising and operating functions, of ten department stores acquired in May 1994 into the Company's
  Lazarus division.

  The Company's accrued severance liability related to business integration and consolidation expenses of $26.1 million at January 28, 1995 was paid out during the 39 weeks ended
  October 28, 1995.



                FEDERATED DEPARTMENT STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The Company acquired Macy's on December 19, 1994, and effected other acquisitions (and dispositions) during its 1994 fiscal year. Additionally, in the 13 weeks ended October 28, 1995, the Company acquired Broadway and recorded the acquisition as of July 29, 1995. Under the purchase method of accounting, the assets, liabilities and results of operations associated with such acquisitions have been included in the Company's financial position and results of operations since the respective dates of acquisition. Accordingly, the financial position and results of operations of the Company presented and discussed herein are generally not directly comparable between the periods presented.

  RESULTS OF OPERATIONS

COMPARISON OF THE 13 WEEKS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994

  For purposes of the following discussion, all references to "third quarter of 1995" and "third quarter of 1994" are to the Company's 13-week fiscal periods ended October 28, 1995 and
  October 29, 1994, respectively.

  Net sales for the third quarter of 1995 totaled $3,748.4 million, compared to net sales of $1,926.8 million for the third quarter of 1994, an increase of 94.5%. Since the end of the third quarter of 1994, the Company added 215 department stores (82 through the Broadway acquisition and 121 through the Macy's acquisition) and more than 150 specialty and clearance stores, and closed nine department stores. Comparable store sales for the third quarter of 1995 increased 1.5% over the third quarter of 1994, including sales of the Macy's stores that were open throughout both such quarters. Net sales for the third quarter of 1995 include $414.8 million of Broadway sales.

  Cost of sales was 62.1% as a percent of net sales for the third quarter of 1995 compared to 61.6% for the third quarter of 1994. Cost of sales was negatively impacted by greater markdowns at stores added through the Broadway acquisition. Excluding these stores, cost of sales would have been 61.2% as
  a percent net sales for the third quarter of 1995.   Cost of
  sales includes no charge in the third quarter of 1995 compared to a charge of $3.4 million in the third quarter of 1994 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

  Selling, general and administrative expenses were 34.0% as a percent of net sales for the third quarter of 1995 compared to 31.7% for the third quarter of 1994. Because the credit card programs relating to Macy's are owned by a third party, revenue from credit operations decreased as a percentage of sales. Because selling, general and administrative expenses are reported net of revenue from credit operations, such decrease was the major factor contributing to the increase in the selling, general and administrative expense rate. The Broadway acquisition also negatively impacted selling general and administrative expenses. Excluding Broadway, selling, general and administrative expenses would have been 33.2% as a percent of net sales for the third quarter of 1995.


                FEDERATED DEPARTMENT STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

  Business integration and consolidation expenses for the third quarter of 1995 consist of $26.2 million associated with integration of Macy's into the Company, $5.6 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions and $7.3 million related to the integration of Broadway into the Company. During the remainder of fiscal 1995, the Company expects to incur approximately $45.0 million of additional business integration and consolidation expenses as a result of the Macy's acquisition and the divisional consolidation referred to above. The Company also expects to incur a presently indeterminable amount of additional business integration and consolidation expenses in the remainder of fiscal 1995 and in fiscal 1996 as a result of the Broadway acquisition.

  Net interest expense was $130.3 million for the third quarter of 1995, compared to $51.0 million for the third quarter of 1994. The higher interest expense for the third quarter of 1995 is principally due to the higher levels of borrowings resulting from the Macy's and Broadway acquisitions.

  The Company's effective income tax rate for the third quarter of 1995 differs from the federal income tax statutory rate of 35% principally because of permanent differences arising from the non-deductibility of approximately $65.0 million of pre-tax losses of Broadway and the amortization of intangible assets and the effect of state and local income taxes.

COMPARISON OF THE 39 WEEKS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994

  For purposes of the following discussion, all references to "1995" and "1994" are to the Company's 39 week fiscal periods ended October 28, 1995 and October 29, 1994, respectively.

  Net sales for 1995 were $9,783.6 million compared to $5,176.5 million for 1994, an increase of 89.0%. On a comparable store basis, net sales increased 2.9%, including sales of the Macy's stores that were open throughout both periods. Net sales for 1995 include $414.8 million of Broadway sales.

  Cost of sales was 61.5% as a percent of net sales for 1995 compared to 61.3% for 1994. Cost of sales includes charges of $1.8 million in 1995 compared to $9.2 million in 1994 resulting from the valuation of merchandise inventory on the last-in, first-out basis. Excluding Broadway stores, cost of sales would have been 61.1% as a percent of net sales for 1995.

  Selling, general and administrative expenses were 34.9% as a percent of net sales for 1995 compared to 32.6% for 1994. Because the credit card programs relating to the acquired Macy's divisions are owned by a third party, revenue from credit operations decreased as a percentage of sales. Because selling, general and administrative expenses are reported net of revenue from credit operations, such decrease was the major factor contributing to the increase in the selling, general and administrative expense rate. Excluding Broadway, selling, general and administrative expenses would have been 34.7% as a percent of net sales for 1995.


                FEDERATED DEPARTMENT STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)


  Business integration and consolidation expenses for 1995 consist of $171.4 million associated with the integration of Macy's into the Company, $32.8 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions and $7.3 million related to the integration of Broadway into the Company. During the remainder of fiscal 1995, the Company expects to incur approximately $45.0 million of additional business integration and consolidation expenses as a result of the Macy's acquisition and the divisional consolidation referred to above. The Company also expects to incur a presently indeterminable amount of additional business integration and consolidation expenses in the remainder of fiscal 1995 and in fiscal 1996 as a result of the Broadway acquisition.

  Net interest expense was $331.1 million for 1995 compared to $145.0 million for 1994. The higher interest expense for 1995 is principally due to higher levels of borrowing resulting from the Macy's and Broadway acquisitions.

  The Company's effective income tax rate of 20.2% for 1995 differs from the federal income tax statutory rate of 35.0% principally because of permanent differences arising from the non-deductibility of approximately $65.0 million of pre-tax losses of Broadway and the amortization of intangible assets and the effect of state and local income taxes.

  LIQUIDITY AND CAPITAL RESOURCES

  For purposes of the following discussion, all references to "1995" and "1994" are to the Company's 39 week fiscal periods ended October 28, 1995 and October 29, 1994, respectively.

  The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities. The net decrease in cash in 1995 was $48.5 million compared to a net decrease in 1994 of $96.5 million.

  Net cash used by operating activities in 1995 increased $393.8 million compared to net cash used by operating activities in 1994. The most significant factors contributing to this increased use of cash were greater increases in merchandise inventories and lower net income in 1995, principally due to the Macy's acquisition, partially offset by a decrease in accounts receivable balances during 1995 (as compared to an increase in 1994).

  Net cash used in investing activities was $317.1 million in 1995. Capital expenditures for property and equipment were $356.8 million. The Company opened nine department stores and closed five department stores in 1995. The Company added $15.9 million in cash as a result of the acquisition of Broadway. The total purchase price for Broadway, consisting solely of non-cash items, was $1,620.0 million.



                FEDERATED DEPARTMENT STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)


  Net cash provided by the Company for all financing activities was $789.2 million for 1995. During 1995, the Company sold $597.1 million of receivables backed certificates, $400.0 million of 8-1/8% Senior Notes due 2002 and $350.0 million of 5.0% Convertible Subordinated Notes due 2003. During 1995, the Company repaid all $307.4 million of its Senior Convertible Discount Notes due 2004, $126.0 million of short-term debt ($76.1 million under Broadway's working capital and receivables financing facilities and $49.9 million under the Company's bank credit facility and commercial paper program) and $113.3 million of other debt, consisting primarily of the Company's subsidiary trade obligations. Additionally, on December 11, 1995, the Company repurchased for cash $142.0 million of Broadway's 6-1/4% Convertible Senior Subordinated Notes Due 2000.

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


                  PART II - - OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


ITEM 1.   LEGAL PROCEEDINGS

      The information regarding legal proceedings contained in the Company's Quarterly Report on Form 10-Q for the period ended July 29, 1995 covers events known to the Company and occurring prior to September 5, 1995. The following is a general description of certain developments in the legal proceedings known to the Company that arose subsequent to that date and prior to December 5, 1995.

      CASH PAYMENT CLAIMS AGAINST MACY'S DEBTORS. As reported in the 1994 10-K, certain claims or portions thereof (collectively the "Cash Payment Claims") against the Macy's Debtors which, to the extent allowed by the United States Bankruptcy Court for the Southern District of New York, will be paid in cash pursuant to the Macy's POR, are currently disputed by the Company. As of December 5, 1995, the aggregate face amount of disputed Cash Payment Claims was approximately $362.5 million, while the estimated allowed amount thereof was approximately $242.5 million. Although there can be no assurance with respect thereto, the Company believes that the actual allowed amount of disputed Cash Payment Claims will not exceed the estimated allowed amount thereof.

      ACQUISITION OF BROADWAY

      The Office of the Attorney General of the State of California has advised the Company that it is reviewing the competitive effects of the Company's consummated acquisition of Broadway. The Company is cooperating with the Office of the Attorney General in the review. There can be no assurances as to the outcome of the review.

      OTHER PROCEEDINGS. The Company and its subsidiaries are also involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

       4.1 Fourth Supplemental Indenture, dated as of September
           27, 1995, between the Company and The First National
           Bank of Boston, as Trustee (incorporated by reference to Exhibit 4.2 of the Company's Registration
           Statement on Form 8-A dated November 29, 1995)

       4.2 Form of 5% Note due 2003 (included in Exhibit 4.1 hereto)

       4.3 Fifth Supplemental Indenture, dated as of October 6, 1995, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee (incorporated by reference to
           Exhibit 2 of the Company's Registration Statement on Form 8-A dated October 4, 1995)

                  PART II - - OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


       4.4  Form of 8.125% Senior Note due 2002 (included in
            Exhibit 4.3 hereto)

       4.5  Warrant Agreement (incorporated by reference to
            Exhibit 4.1 of Broadway's Annual Report on Form 10-K
            (File No. 1-8765) for the fiscal year ended January
            30, 1993 (the "Broadway 1992 10-K")

       4.5.1Letter Agreement dated October 11, 1995, between Broadway and The Bank of New York.

       10.1 Note Amendment Agreement among Prudential, FNC II and the Company, dated as of November 1, 1995

       10.2 Amended and Restated Term Loan Agreement by and among the Banks party thereto, Bank of America National Trust and Savings Association as Agent for Banks and Carter Hawley Hale Stores, Inc., dated as of October 8, 1992 (incorporated by reference to Exhibit 4.23 to the Broadway 1992 10-K / Amendment No. 1)

       10.2.1Master Capitalized Interest Note in favor of
            Bank of America National Trust and Savings
            Association as Agent for certain banks in the amount of $10,750,830.46 dated as of October 8, 1992
            (incorporated by reference to Exhibit 4.24 to the Broadway 1992 10-K / Amendment No. 1)

       10.2.2 Master Principal Note in favor of Bank of
            America National Trust and Savings Association as
            Agent for certain banks in the amount of $89,662,700.00 dated as of October 8, 1992
            (incorporated by reference to Exhibit 4.25 to the Broadway 1992 10-K / Amendment No. 1)

       10.2.3 First Amendment to Amended and Restated Term
            Loan Agreement, dated as of October 11, 1995, by and among Broadway, the Banks party thereto and Bank of America National Trust and Savings Association, as Agent for Banks

       10.3 Receivables-Backed Credit Agreement among CHH
            Receivables, Inc., Blue Hawk Funding Corporation and
            General Electric Capital Corporation, as Agent
            (incorporated by reference to Exhibit 10.1 to the Broadway 1992 10-K)

       10.3.1 Amendment No. 1 to Receivables-Backed Credit Agreement, dated as of September 28, 1993, among CHH Receivables, Inc., Blue Hawk Funding Corporation and General Electric Capital Corporation, as Agent (incorporated by reference to Exhibit 4.1 to Broadway's Current Report on Form 8-K filed September 13, 1994)

       10.3.2 Amendment No. 2 to Receivables-Backed Credit
            Agreement, dated as of September 13, 1994, among Broadway Receivables, Inc., Blue Hawk Funding
            Corporation and General Electric Capital Corporation
            (incorporated by reference to Exhibit 4.2 to Broadway's Current Report on Form 8-K filed
            September 13, 1994)


                  PART II - - OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


       10.3.3 Assignment and Security Agreement among CHH Receivables, Inc., Blue Hawk Funding Corporation, Cash Collateral Bank and General Electric Capital Corporation, as Agent, Letter of Credit Agent, Liquidity Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Broadway 1992 10-
            K)

       10.3.4 Amended and Restated Assignment and Security Agreement dated as of September 13, 1994 among Broadway Receivables, Inc. and Blue Hawk Funding Corporation (incorporated by reference to Exhibit
            4.3 to Broadway's Current Report on Form 8-K filed
            September 13, 1994)

       10.3.5 Receivables Purchase Agreement among Carter
            Hawley Hale Stores, Inc. and CHH Receivables, Inc.
            (incorporated by reference to Exhibit 10.3 to the Broadway 1992 10-K)

       10.3.6 Amendment No. 1 to Receivables Purchase
            Agreement, dated as of September 13, 1994 by and between Broadway Receivables, Inc. and Broadway Stores, Inc. (incorporated by reference to Exhibit
            4.4 to Broadway's Form 8-K filed September 13, 1994)

       10.3.7 Promissory Note made by CHH Receivables, Inc.
            in favor of Blue Hawk Funding Corporation
            (incorporated by reference to Exhibit 10.4 to the Broadway 1992 10-K)

       10.3.8 Letter of Credit Reimbursement Agreement among
            CHH Receivables, Inc., Blue Hawk Funding
            Corporation, and General Electric Capital
            Corporation, as Letter of Credit Agent (incorporated by reference to Exhibit 10.5 to the Broadway 1992 10-
            K)

       10.3.9 First Amendment, dated as of September 13, 1994, to the Letter of Credit Reimbursement Agreement, dated as of October 8, 1992 among Broadway Receivables, Inc., Blue Hawk Funding Corporation, the financial institutions party thereto and General Electric Capital Corporation (incorporated by reference to Exhibit 4.6 to Broadway's Current Report on Form 8-K filed September 13, 1994)

       10.3.10 Subordinated Retailer Security Agreement made by Carter Hawley Hale Stores, Inc. in favor of CHH
            Receivables, Inc. (incorporated by reference to Exhibit 10.6 to the Broadway 1992 10-K)

       10.4 Credit Agreement, dated as of October 8, 1992, among Carter Hawley Hale Stores, Inc., Certain Commercial Lending Institutions, and General Electric Capital Corporation as the agent for lenders (incorporated by reference to Exhibit 10.9 to the Broadway 1992 10-
            K)

       10.4.1 Form of Revolving Credit Note (incorporated by reference to Exhibit 10.10 to the Broadway 1992 10-
            K)

                  PART II - - OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


       10.4.2 Pledge and Security Agreement made by Carter
            Hawley Hale Stores, Inc. in favor of General
            Electric Capital Corporation (incorporated by reference to Exhibit 10.11 to the Broadway 1992 10-
            K)

       10.4.3 Trademark Security Agreement made by Carter
            Hawley Hale Stores, Inc. in favor of General
            Electric Capital Corporation (incorporated by reference to Exhibit 10.12 to the Broadway 1992 10-
            K)

       10.4.4 Letter agreement dated as of April 29, 1993, by and between General Electric Capital Corporation, as agent and as a lender, and Carter Hawley Hale Stores, Inc. (incorporated by reference to Exhibit
            4.1 to Broadway's Quarterly Report on Form 10-Q for the period ended May 1, 1993)

       10.4.5 Second Amendment to Credit Agreement, dated as of May 14, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders (incorporated by reference to Exhibit 4.2 to Broadway's Quarterly Report on Form 10-Q for the period ended May 1, 1993)

       10.4.6 Amended and Restated Second Amendment to Credit Agreement, dated as of August 20, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders (incorporated by reference to Exhibit 4.1 to Broadway's Quarterly Report on Form 10-Q for the period ended July 31,
            1993)

       10.4.7 Third Amendment to Credit Agreement, dated as of September 30, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders (incorporated by reference to Broadway's Current Report on Form 8-K dated October 25, 1993)

       10.4.8 Fourth Amendment to Credit Agreement, dated as of October 31, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders (incorporated by reference to Broadway's Current Report on Form 8-K dated November 8, 1993)

       10.4.9 Fifth Amendment to Credit Agreement, dated as of December 10, 1993, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders (incorporated by reference to Broadway's Current Report Form 8-K dated December 21, 1993)

       10.4.10 Sixth Amendment to Credit Agreement, dated as of February 26, 1994, among Carter Hawley Hale Stores, Inc., various financial institutions and General Electric Capital Corporation, as agent for the lenders (incorporated by reference to Broadway's Current Report Form 8-K dated March 9, 1994)



                  PART II - - OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


       10.4.11 Seventh Amendment to Credit Agreement, dated as of September 13, 1994 among Broadway Stores, Inc., a Delaware corporation previously known as Carter Hawley Hale Stores, Inc., the financial institutions parties thereto and General Electric Capital Corporation, a New York corporation, as agent for the lenders (incorporated by reference to Exhibit
            4.11 to Broadway's Form 8-K filed September 13,
            1994)

       10.4.12 Eighth Amendment to Credit Agreement, dated as of March 3, 1995 among Broadway Stores, Inc., a Delaware corporation previously known as Carter Hawley Hale Stores, Inc., the financial institutions parties thereto and General Electric Capital Corporation, a New York corporation, as agent for the lender (incorporated by reference to Exhibit 4.1 of Broadway's Current Report on Form 8-K filed on March 6, 1995)

       10.4.13 Ninth Amendment to Credit Agreement, dated as of June 28, 1995, among Broadway Stores, Inc., a Delaware corporation previously known as Carter Hawley Hale Stores, Inc., the financial institutions parties thereto and General Electric Capital Corporation, a New York corporation, as agent for the lenders (incorporated by reference to Broadway's Current Report on Form 8-K dated June 29, 1995)

       10.4.14 Tenth Amendment to Credit Agreement, dated as of August 17, 1995, among Broadway Stores, Inc., a Delaware corporation previously known as Carter Hawley Hale Stores, Inc., the financial institutions parties thereto and General Electric Capital Corporation, a New York corporation, as agent for the lenders (incorporated by reference to Exhibit
            4.1 to Broadway's Current Report on Form 8-K dated August 14, 1995, as amended on Form 8-K/A dated August 14, 1995)

       10.5 Amendment #2 and Waiver, dated as of August 30, 1995, to the Credit Agreement dated December 19, 1994 among the Company, the Lenders party thereto and Citibank, N.A. as Administrative Agent and Chemical Bank as Agent.

       10.6 First Amendment to Loan Agreement, dated as of
            December 6, 1995, among Lazarus PA, Inc., as successor to Joseph Horne Co., Inc. and PNC Bank,
            Ohio, National Association.

       11   Statement re: computation of per share earnings

       27   Financial Data Schedule

     (b)   Reports on Form 8-K

            Current Report on Form 8-K, dated September 21, 1995 reporting matters under Item 5 thereof

            Current Report on Form 8-K, dated September 22, 1995 reporting matters under Item 5 thereof

                  PART II - - OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


            Current Report on Form 8-K, dated September 26, 1995 reporting matters under Item 5 thereof

            Current Report on Form 8-K, dated September 27, 1995 reporting matters under Item 5 thereof

            Current Report on Form 8-K, dated October 4, 1995 reporting matters under Item 5 thereof

            Current Report on Form 8-K, dated October 11, 1995 reporting matters under Item 2 thereof.



                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT
STORES, INC.



Date  December 12, 1995                      /s/ Dennis J. Broderick
                                                 Dennis J. Broderick
                                               Senior Vice President,
                                            General Counsel and Secretary




                                            /s/ John E. Brown
                                                John E. Brown
                                            Senior Vice President
                                                and Controller
                                         (Principal Accounting Officer)