Form 10-K
period 1996-02-03
FEDERATED DEPARTMENT STORES INC /DE/
filed 1996-04-17
CIK 794367

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                               COMMISSION FILE NUMBER
     FEBRUARY 3, 1996                                          1-13536

                       FEDERATED DEPARTMENT STORES, INC.
                              151 WEST 34TH STREET
                            NEW YORK, NEW YORK 10001
                                 (212) 695-4400
                                      AND
                             7 WEST SEVENTH STREET
                             CINCINNATI, OHIO 45202
                                 (513) 579-7000

INCORPORATED IN DELAWARE                                   I.R.S. NO. 13-3324058

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                           ON WHICH REGISTERED
- -------------------------------------------------------------   -------------------------
Common Stock, par value $.01 per share                          New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred
  Stock                                                         New York Stock Exchange
Series C Warrants                                               New York Stock Exchange
Series D Warrants                                               New York Stock Exchange
8.125% Senior Notes due 2002                                    New York Stock Exchange
5% Convertible Notes due 2003                                   New York Stock Exchange

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in a definitive proxy statement incorporated by reference in Part III of this Form 10-K.

     There were 207,459,137 million shares of the Company's Common Stock outstanding as of April 6, 1996, excluding shares held in the treasury of the Company or by subsidiaries of the Company. The aggregate market value of the shares of such Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on April 4, 1996, was approximately $6,483,100,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement relating to Registrant's Annual Meeting of Stockholders to be held on May 17, 1996 (the "Proxy Statement"), are incorporated by reference in Part III hereof.

     Unless the context otherwise requires, (i) references herein to the "Company" are, for all periods prior to December 19, 1994 (the "Merger Date"), references to Federated Department Stores, Inc. ("Federated") and its subsidiaries and their respective predecessors, and, for all periods following the merger (the "Merger") of Federated and R.H. Macy & Co., Inc. ("Macy's") on the Merger Date, references to the surviving corporation in the Merger and its subsidiaries, and (ii) references to "1995", "1994", "1993", "1992" and "1991"
are references to the Company's fiscal years ended February 3, 1996, January 28, 1995, January 29, 1994, January 30, 1993 and February 1, 1992, respectively.

ITEM 1. BUSINESS.

     General. The Company is one of the leading operators of full-line department stores in the United States, with 412 department stores in 33 states as of February 3, 1996. The Company's department stores sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. The Company's department stores are located at urban or suburban sites, principally in densely populated areas across the United States. The Company also operates more than 150 specialty stores under the names "Aeropostale" and "Charter Club", and a mail order catalog business under the name "Bloomingdale's By Mail".

     The Company acquired Broadway Stores, Inc. ("Broadway") on October 11, 1995 (the "Broadway Merger Date")and the Company is continuing the integration of Broadway's businesses with the business of the Company's other subsidiaries. The results of operations of Broadway have been included in the Company's results of operations since July 29, 1995. The Company anticipates that a number of the stores acquired in its acquisition of Broadway will be disposed of and that Broadway's retained department stores will be converted to other nameplates of the Company. As of the date of this report, the Company has sold eight of these stores, has identified certain additional stores to be sold, and has yet to make a determination with respect to certain other stores.

     The following table sets forth certain information with respect to each of the Company's retail operating divisions:

                                            FEBRUARY 3, 1996              JANUARY 28, 1995
                                        -------------------------     -------------------------
                                                         GROSS                         GROSS
                                        NUMBER OF       SQUARE        NUMBER OF       SQUARE
                                         STORES         FEET(A)        STORES         FEET(A)
                                        ---------     -----------     ---------     -----------
                                                      (THOUSANDS)                   (THOUSANDS)
Bloomingdale's........................      17            4,689           16            4,439
The Bon Marche........................      41            4,960           40            4,892
Broadway..............................      57           10,068           --               --
Burdines..............................      47            7,884           46            7,648
Macy's East (b).......................      89           23,355           98           26,161
Macy's West...........................      59           12,450           57           11,845
Rich's/Lazarus/Goldsmith's............      75           14,672           76           15,203
Stern's...............................      27            5,425           22            3,946
Macy's Specialty......................     153              555          122              420
Macy's Close-Out (c)..................      --               --           14              704
                                           ---           ------          ---           ------
       Total..........................     565           84,058          491           75,258
                                           ===           ======          ===           ======

- ---------------

(a) Reflects total square footage of store locations, including office, storage, service and other support space that is not dedicated to direct merchandise sales, but excluding warehouses and distribution terminals not located at store sites.

(b) During 1995, six stores were converted to Stern's and one store was converted to Bloomingdale's.

(c) The Company closed all of its Macy's Close-Out stores during 1995.

     In general, each of the Company's retail operating divisions is a separate subsidiary of the Company. However, (i) the Macy's West division comprises two separate subsidiaries of the Company and, following its consolidation with the Broadway division, will comprise three separate subsidiaries of the Company, and
(ii) the Rich's/Lazarus/Goldsmith's division comprises three separate subsidiaries of the Company.

     The Company provides electronic data processing and other support functions to its retail operating divisions on an integrated, Company-wide basis. In addition, the Company's financial and credit services subsidiary, FACS Group, Inc. ("FACS"), which is based near Cincinnati, Ohio, establishes and monitors credit policies on a Company-wide basis. FACS provides proprietary credit services, including statement processing and mailing, credit authorizations, new account development and processing, and customer service and collections, to each of the retail operating divisions that were divisions of Federated prior to the Merger as well as the subsequently acquired Broadway division. GE Capital Consumer Card Co. ("GE Credit"), which in 1991 purchased all of the consumer credit card accounts originated by the retail operating divisions of Macy's, continues to provide credit services to the retail operating divisions that were divisions of Macy's prior to the Merger. The Company and GE Credit are currently engaged in negotiations with respect to possible modifications to the contractual arrangements previously entered into between Macy's and GE Credit with respect to such services. The Company's data processing subsidiary, Federated Systems Group, Inc. ("FSG"), which is based near Atlanta, Georgia, provides operational electronic data processing and management information services to each of the Company's retail operating divisions. In addition, a specialized staff maintained in the Company's corporate offices in Cincinnati provides services for all divisions in such areas as store design and construction, accounting, real estate, insurance and supply purchasing, as well as various other corporate office functions. FACS, FSG, a specialized service subsidiary and certain departments in the Company's corporate offices offer their services to unrelated third parties as well. Federated Merchandising, a division of the Company based in New York City, coordinates the team buying process which enables the Company to centrally develop and execute consistent Company-wide merchandise strategies while retaining the ability to tailor merchandise assortments and merchandising strategies to the particular character and customer base of the Company's various department store franchises. Federated Product Development, a division of the Company based in New York City, is responsible for the private label development of the Company's retail operating divisions except for Bloomingdale's (which has its own private label program) and Stern's (which sources its private label merchandise through Associated Merchandising Corporation).

     The Company and its predecessors have been operating department stores since 1830. Federated was organized as a Delaware corporation in 1929. On February 4, 1992, Allied Stores Corporation ("Allied") was merged into Federated. On May 26, 1994, Federated acquired Joseph Horne Co., Inc. pursuant to a subsidiary merger. On December 19, 1994, Federated acquired Macy's pursuant to the Merger. On October 11, 1995, the Company acquired Broadway pursuant to a subsidiary merger, with the results of operations of Broadway being included in the Company's results of operations since July 29, 1995.

     Federated, Allied and substantially all of their respective subsidiaries (collectively, the "Federated/Allied Companies") were reorganized under chapter 11 of the United States Bankruptcy Code pursuant to a plan of reorganization (the "Federated POR") which became effective on February 4, 1992. Macy's and substantially all of its subsidiaries (the "Macy's Debtors") were reorganized under chapter 11 of the United States Bankruptcy Code pursuant to a plan of reorganization (the "Macy's POR") which became effective on December 19, 1994. Broadway was reorganized under chapter 11 of the United States Bankruptcy Code pursuant to a plan of reorganization (the "Broadway POR") which became effective on October 8, 1992. For additional information regarding the respective reorganization proceedings of the Federated/Allied Companies, the Macy's Debtors and Broadway, see Item 3 "Legal Proceedings."

     The Company's executive offices are located at 151 West 34th Street, New York, New York 10001, telephone number: (212) 695-4400 and at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000.

     Employees. As of February 3, 1996, the Company had approximately 119,100 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the Christmas season. Approximately 10% of the Company's employees as of February 3, 1996 were represented by unions. Management considers its relations with employees to be satisfactory.

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

     Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company's net purchases during 1995. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

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

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the executive officers of the Company:

               NAME              AGE                    POSITION WITH THE COMPANY
               ----              ---                    -------------------------
     Allen I. Questrom........    56      Chairman of the Board and Chief Executive Officer;
                                          Director
     James M. Zimmerman.......    52      President and Chief Operating Officer; Director
     Ronald W. Tysoe..........    43      Vice Chairman of the Board and Chief Financial
                                          Officer; Director
     Thomas G. Cody...........    54      Executive Vice President - Legal and Human Resources
     Dennis J. Broderick......    47      Senior Vice President, General Counsel and Secretary
     John E. Brown............    56      Senior Vice President and Controller
     Karen M. Hoguet..........    39      Senior Vice President - Planning and Treasurer

     Allen I. Questrom has been Chairman of the Board and Chief Executive Officer of the Company since February 1990; prior thereto, he was President and Chief Executive Officer of the Neiman-Marcus division of the Neiman-Marcus Group, Inc. from September 1988 to February 1990.

     James M. Zimmerman has been President and Chief Operating Officer of the Company since May 1988.

     Ronald W. Tysoe has been Vice Chairman and Chief Financial Officer of the Company since April 1990; prior thereto, he was President and Treasurer of Federated Stores, Inc. ("FSI"), the former indirect parent of Federated, from 1987 to 1992, and Chief Financial Officer of FSI from April 1990 to February 1992.

     Thomas G. Cody has been Executive Vice President - Legal and Human Resources of the Company since May 1988.

     Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990; prior thereto, he served as Vice President and General Counsel of Allied and General Counsel of the Company since May 1988 and Vice President of the Company since February 1987.

     John E. Brown has been Senior Vice President of the Company since September 1988 and Controller of the Company since January 1992.

     Karen M. Hoguet has been Senior Vice President - Planning of the Company since April 1991 and Treasurer of the Company since January 1992; prior thereto, she served as Vice President of the Company and Allied since December 1988.

ITEM 2. PROPERTIES.

     The properties of the Company consist primarily of stores and related retail facilities, including warehouses and distribution centers. The Company also owns or leases other properties, including corporate office space in New York and Cincinnati and other facilities at which centralized operational support functions are conducted. As of February 3, 1996, the Company operated 412 department stores, of which 205 stores were entirely or mostly owned and 207 stores were entirely or mostly leased. The Company's interests in approximately 29% of its owned stores and approximately 5% of its leased stores are subject to security interests in favor of certain third-party creditors. See Note 10 to the Consolidated Financial Statements. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

     See "Item 1. Business" for information regarding the number of stores and total gross square feet (in thousands) of store space, operated by the Company as of the end of each of the last two fiscal years. Such information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

     The Federated POR was confirmed by the United States Bankruptcy Court for the Southern District of Ohio, Western Division (the "Ohio Bankruptcy Court"), on January 10, 1992. Notwithstanding the confirmation and effectiveness of the Federated POR, the Ohio Bankruptcy Court continues to have jurisdiction to resolve disputed prepetition claims against the Federated/Allied Companies; to resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Federated POR; and to resolve other matters that may arise in connection with or relate to the Federated

POR. The Company believes that it has adequately provided for the resolution of all bankruptcy claims and other matters related to the Federated POR remaining at February 3, 1996.

     The Macy's POR was confirmed by the United States Bankruptcy Court for the Southern District of New York (the "New York Bankruptcy Court") on December 8, 1994. Notwithstanding the confirmation and effectiveness of the Macy's POR, the New York Bankruptcy Court continues to have jurisdiction to resolve disputed prepetition claims against the Macy's Debtors; to resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Macy's POR; and to resolve other matters that may arise in connection with or relate to the Macy's POR. Except as described below, provision was made under the Macy's POR in respect of all prepetition liabilities of the Macy's Debtors.

     Certain claims or portions thereof (the "Cash Payment Claims") against the Macy's Debtors, which, to the extent allowed by the New York Bankruptcy Court have been or will be paid in cash pursuant to the Macy's POR, currently are disputed by the Company. The aggregate amount of disputed Cash Payment Claims ultimately allowed by the New York Bankruptcy Court may be more or less than the estimated allowed amount thereof developed for purposes of formulating the Macy's POR. As of March 15, 1996, the aggregate face amount of disputed Cash Payment Claims was approximately $293.6 million, while the estimated allowed amount thereof developed for purposes of formulating the Macy's POR was approximately $217.8 million. Although there can be no assurance with respect thereto, the Company believes that the aggregate allowed amount of disputed Cash Payment Claims will not exceed the estimated amount thereof.

     The Broadway POR was confirmed by the United States Bankruptcy Court for the Central District of California (the "California Bankruptcy Court") on October 8, 1992. Notwithstanding the confirmation and effectiveness of the Broadway POR, the California Bankruptcy Court continues to have jurisdiction to resolve disputed prepetition claims against Broadway; to resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Broadway POR; and to resolve other matters that may arise in connection with or relate to the Broadway POR. The Company believes that it has adequately provided for the resolution of all bankruptcy claims and other matters related to the Broadway POR remaining at February 3, 1996.

     In connection with the Federated POR and the reorganization proceedings of FSI, the Internal Revenue Service (the "IRS") audited the tax returns of FSI and the Federated/Allied Companies for tax years 1984 through 1989 and asserted certain claims against the Federated/Allied Companies and other members of the FSI consolidated tax group. All of the issues raised by the IRS audit have been resolved except for an issue involving the deductibility of approximately $176.3 million of so-called "break-up fees." This issue was resolved in favor of the Federated/Allied Companies by the Ohio Bankruptcy Court, the decision of which was affirmed by the United States District Court for the Southern District of Ohio. Thereafter, the IRS filed an appeal of such decision in the United States Court of Appeals for the Sixth Circuit, where such appeal is currently pending. Although there can be no assurance with respect thereto, the Company does not expect that the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations.

     On January 5, 1996, the Company reached a settlement with the IRS with respect to certain disputes relating to certain deductions claimed and certain loss carryforwards utilized by Federated and its predecessors. See Note 12 to the Consolidated Financial Statements.

     The office of the Attorney General of the State of California has advised the Company that it is reviewing the competitive effects of the Company's acquisition of Broadway. The Company is cooperating with the Office of the Attorney General in the review. There can be no assurance as to the outcome of the review.

     The Company and its subsidiaries are also involved in various proceedings that are incidental to the normal course of their businesses. The Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "FD." The following table sets forth for each fiscal quarter during 1995 and 1994 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

                                                 1995                   1994
                                          ------------------     ------------------
                                            LOW       HIGH         LOW       HIGH
                                          -------    -------     -------    -------
1st Quarter.............................   18.500     23.125      20.750     25.250
2nd Quarter.............................   20.875     28.125      19.000     22.750
3rd Quarter.............................   24.500     30.125      18.750     23.625
4th Quarter.............................   25.000     29.750      17.875     20.875

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

                                          53 WEEKS        52 WEEKS        52 WEEKS        52 WEEKS        52 WEEKS
                                            ENDED           ENDED           ENDED           ENDED           ENDED
                                         FEBRUARY 3,     JANUARY 28,     JANUARY 29,     JANUARY 30,     FEBRUARY 1,
                                            1996            1995            1994            1993            1992
                                         -----------     -----------     -----------     -----------     -----------
(THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations
  Data (a):
  Net sales, including leased
    department sales...................  $15,048,513     $ 8,315,877     $7,229,406      $7,079,941      $ 6,932,323
                                         -----------     -----------     ----------      ----------      -----------
  Cost of sales........................    9,317,784       5,131,363      4,373,941       4,229,396        4,202,223
  Selling, general and administrative
    expenses...........................    4,748,331       2,549,122      2,323,546       2,420,684        2,463,128
  Business integration and
    consolidation expenses.............      293,930          85,867             --              --               --
  Charitable contribution to Federated
    Department Stores Foundation.......       25,581              --             --              --               --
                                         -----------     -----------     ----------      ----------      -----------
  Operating income.....................      662,887         549,525        531,919         429,861          266,972
  Interest expense (b).................     (508,132)       (262,115)      (213,544)       (258,211)        (504,257)
  Interest income......................       47,104          43,874         49,405          60,357           67,260
                                         -----------     -----------     ----------      ----------      -----------
  Income (loss) before reorganization
    items, income taxes, extraordinary
    items and cumulative effect of
    change in accounting principle.....      201,859         331,284        367,780         232,007         (170,025)
  Reorganization items (c).............           --              --             --              --       (1,679,936)
  Federal, state and local income tax
    (expense) benefit..................     (127,306)       (143,668)      (170,987)        (99,299)         613,989
  Extraordinary items (d)..............           --              --         (3,545)        (19,699)       2,165,515
  Cumulative effect of change in
    accounting principle (e)...........           --              --             --              --          (93,151)
                                         -----------     -----------     ----------      ----------      -----------
    Net income.........................  $    74,553     $   187,616     $  193,248      $  113,009      $   836,392
                                         ===========     ===========     ==========      ==========      ===========
Earnings per Share of Common Stock (f):
  Income before extraordinary items....  $       .39     $      1.41     $     1.56      $     1.19      $        --
  Net income...........................          .39            1.41           1.53            1.01               --
Average number of shares outstanding
  (f)..................................      191,503         132,862        126,293         111,350               --
Depreciation and amortization..........  $   496,911     $   285,861     $  229,781      $  230,124      $   260,884
Capital expenditures...................  $   699,306     $   397,664     $  312,960      $  207,931      $   201,631
Balance Sheet Data (at year end):
  Cash.................................  $   172,518     $   206,490     $  222,428      $  566,984      $ 1,002,482
  Working capital......................    3,262,296       2,375,654      1,967,569       2,227,336        1,923,812
  Total assets.........................   14,295,050      12,276,990      7,419,427       7,019,770        7,501,145
  Short-term debt......................      733,115         463,042         10,099          12,944          771,605
  Long-term debt.......................    5,632,232       4,529,220      2,786,724       2,809,757        3,176,687
  Shareholders' equity.................    4,273,686       3,639,610      2,278,244       2,074,980        1,454,132

- ---------------

(a) As a result of the Company's emergence from bankruptcy and its adoption of fresh-start reporting as of February 1, 1992, the Company's Consolidated Statements of Operations for periods after February 1, 1992 are not comparable to the Consolidated Statement of Operations for the period ended February 1, 1992 and therefore are separated by a black line.

b) Excludes interest on unsecured prepetition indebtedness of $301,576,000 for 1991.

c) Reflects the net expense incurred in connection with the Chapter 11 reorganization of the Federated/Allied Companies.

d) The extraordinary item for 1993 is described in Note 4 to the Consolidated Financial Statements. The extraordinary items for 1992 were after-tax expenses associated with debt prepayments. The extraordinary item for 1991 was a gain resulting from the discharge of prepetition claims pursuant to the Federated POR.

e) Reflects the cumulative effect of the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," as of February 1, 1992.

f) Per share and share data are not presented for the period during which there were no publicly held shares of common stock of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company acquired Macy's on December 19, 1994 and effected other acquisitions (and dispositions) during its 1994 fiscal year. Additionally, in its 1995 fiscal year, the Company acquired Broadway and recorded the acquisition as of July 29, 1995. Under the purchase method of accounting, the assets, liabilities and results of operations associated with such acquired businesses have been included in the Company's financial position and results of operations since the respective dates of acquisition. Accordingly, the financial position and results of operations of the Company presented and discussed herein are generally not directly comparable between the periods presented. The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.

RESULTS OF OPERATIONS

     Comparison of the 53 Weeks Ended February 3, 1996 and the 52 Weeks Ended January 28, 1995. Net sales for 1995 were $15,048.5 million compared to $8,315.9 million for 1994, an increase of 81.0%. Including sales of the Macy's stores that were open throughout both periods being compared, and adjusting for the impact of the 53rd week in 1995, comparable store sales increased 2.7% in 1995. Net sales for 1995 includes $1,050.3 million of Broadway sales.

     Cost of sales was 61.9% of net sales for 1995, compared to 61.7% for 1994. Cost of sales was negatively impacted by markdowns at stores added through the Broadway acquisition. Excluding these stores, cost of sales would have been 61.3% of net sales in 1995. The valuation of merchandise inventory on the last-in, first-out basis did not impact cost of sales in 1995 and resulted in a credit of $11.3 million to cost of sales in 1994.

     Selling, general and administrative expenses were 31.6% of net sales for 1995, compared to 30.7% for 1994. Because the credit card programs relating to Macy's are owned by a third party, revenue from credit operations decreased as a percentage of sales. Because selling, general and administrative expenses are reported net of revenue from credit operations, such decrease was the major factor contributing to the increase in the selling, general and administrative expense rate and more than offset the Company's improved expense control. In addition, operating expenses were reduced by $23.8 million in 1994 as a result of an adjustment for the favorable settlement of bankruptcy claims.

     Business integration and consolidation expenses for 1995 consisted of $208.9 million associated with the integration of Macy's into the Company, $36.9 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions and $48.1 million related to the integration of Broadway into the

Company. The Company expects to incur in fiscal 1996 approximately $300.0 million of additional business integration and consolidation expenses, principally as a result of the Broadway acquisition.

     Business integration and consolidation expenses for 1994 consisted of $27.0 million associated with the integration of 10 former Horne's stores into the Company, $45.8 million associated with the integration of Macy's into the Company and $13.1 million of severance charges related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions.

     Net interest expense was $461.0 million for 1995, compared to $218.2 million for 1994. The higher interest expense in 1995 is principally due to the higher levels of borrowings resulting from the Macy's and Broadway acquisitions. Cash interest payments, net of interest received, were $398.0 million for 1995 compared to $166.8 million for 1994.

     The Company's effective income tax rate of 63.1% for 1995 differs from the federal income tax statutory rate of 35.0% principally because of permanent differences arising from the non-deductibility of approximately $65.0 million of losses of Broadway and the amortization of intangible assets, and the effect of state and local income taxes.

     Management believes that the turnaround of existing deferred tax liabilities and tax planning strategies will generate sufficient taxable income in future periods such that it is more likely than not that the gross deferred tax assets at the end of 1995 will be realized. Management evaluates the realizability of deferred tax assets quarterly.

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

     Cost of sales was 61.7% of net sales for 1994, compared to 60.5% for 1993. The increase reflected the impact of higher levels of markdowns taken to offer more value to customers consistent with the competitive environment and to keep in-store inventories fresh and fashion-current. Cost of sales included a credit of $11.3 million in 1994, compared to a charge of $2.8 million in 1993, resulting from the valuation of merchandise inventory on the last-in, first-out basis.

     Selling, general and administrative expenses were 30.7% of net sales for 1994, compared to 32.1% for 1993. The decrease reflected the continued emphasis on controlling expenses, enhanced efficiencies and productivity resulting from the Company's on-going investments in retail technology, and increased revenue from credit operations resulting from higher accounts receivable balances in 1994. In addition, operating expenses were reduced by $23.8 million in 1994 and $24.0 million in 1993 as a result of adjustments for the favorable settlement of disputed bankruptcy claims.

     Business integration and consolidation expenses for 1994 consisted of $27.0 million associated with the integration of 10 former Horne's stores into the Company, $45.8 million associated with the integration of Macy's into the Company and $13.1 million of severance charges related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions.

     Net interest expense was $218.2 million for 1994, compared to $164.1 million for 1993. The higher interest expense in 1994 was principally due to the higher levels of borrowings incurred in connection with the acquisition of Macy's, including the issuance of a $340.0 million promissory note on December 31, 1993 to fund the Company's initial investment in Macy's. Cash interest payments, net of interest received, were $166.8 million for 1994 compared to $136.6 million for 1993.

     The Company's effective income tax rate of 43.4% for 1994 differed from the federal income tax statutory rate of 35.0% principally because of state and local income taxes and permanent differences arising from the amortization of intangible assets.

     The extraordinary item of $3.5 million in 1993 related to the after-tax expenses associated with debt prepayments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash on hand, cash from operations and certain available credit facilities.

     Net cash provided by operating activities in 1995 was $294.5 million, an increase of $133.0 million from the net cash provided by operating activities in 1994 of $161.5 million. The primary factors which contributed to this increase were lower increases in accounts receivable balances and higher operating income partially offset by increased merchandise inventories (as compared to a decrease in 1994) and increased payments of non-merchandise accounts payable. The higher accounts receivable balances in 1994 were generated by increases in proprietary credit sales and a Company policy change to lower its minimum monthly payment requirement. The increased operating income reflects the impact of the Macy's acquisition. The increased payments of non-merchandise accounts payable reflect the payment of Macy's merger-related liabilities.

     The Company is a party to a bank credit facility providing for up to $800.0 million of term borrowings and up to $2,000.0 million of revolving credit borrowings (including a $500.0 million letter of credit subfacility). The Company also has in effect a facility to finance its customer accounts receivable which provides for, among other things, the issuance from time to time of up to $375.0 million of receivables backed commercial paper. As of February 3, 1996, the Company had $800.0 million of term borrowings, $840.0 million of revolving credit borrowings, $86.5 million of standby letters of credit and $116.2 million of trade letters of credit outstanding under its bank credit facility and $117.0 million of commercial paper borrowings outstanding under its receivables backed commercial paper facility. In addition, there was $386.5 million of commercial paper borrowings outstanding under a Broadway receivables backed commercial paper facility which will expire in 1996.

     Net cash provided by the Company for all financing activities was $304.8 million in 1995 compared to $776.1 million in 1994. During 1995, the Company incurred debt totaling $1,347.1 million and repaid debt totaling $1,020.1 million. Debt incurred consisted of $597.1 million of receivables backed certificates, $400.0 million of 8.125% Senior Notes due 2002 and $350.0 million of 5.0% Convertible Subordinated Notes due 2003. The major components of debt repaid were $307.4 million of Senior Convertible Discount Notes due 2004, $347.7 million of short-term debt ($104.8 million under Broadway's working capital and receivables financing facilities and $242.9 million under the Company's bank credit facility and commercial paper facility), $101.5 million of the Company's subsidiary trade obligations and $142.0 million of Broadway's 6.25% Convertible Senior Subordinated Notes Due 2000.

     Net cash used in investing activities was $633.2 million in 1995 compared to $953.5 million in 1994. In 1995, capital expenditures for property and equipment were $696.5 million, and the Company added $16.3 million in cash as a result of the acquisition of Broadway. The total purchase price for Broadway, consisting solely of non-cash items, was $1,620.0 million. In 1994, $575.4 million of cash was invested in connection with acquisitions of Macy's and Horne's and $386.8 million was invested in property and equipment. The total purchase prices, including noncash items, for the acquisitions of Macy's and Horne's were $3,815.9 million and $116.0 million, respectively.

     The Company's budgeted capital expenditures are approximately $2,300.0 million for the 1996 to 1998 period. Management presently anticipates funding such expenditures from operations. However, depending upon conditions in the capital and other financial markets and other factors, the Company may from time to time consider the issuance of debt or other securities, the proceeds of which could be used to fund capital expenditures or for other corporate purposes.

     Management believes the department store business will continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of department store assets and companies.

     Management of the Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider other possible capital markets transactions, including the refinancing of indebtedness.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

                                                                                        PAGE
                                       INDEX                                           NUMBER
- -----------------------------------------------------------------------------------   --------
Management's Report................................................................      F-2
Independent Auditors' Report.......................................................      F-3
Consolidated Statements of Income for the 53 weeks ended February 3, 1996 and the
  52 weeks ended January 28, 1995 and January 29, 1994.............................      F-4
Consolidated Balance Sheets at February 3, 1996 and January 28, 1995...............      F-5
Consolidated Statements of Cash Flows for the 53 weeks ended February 3, 1996 and
  the 52 weeks ended January 28, 1995 and January 29, 1994.........................      F-6
Notes to Consolidated Financial Statements.........................................      F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information called for by this item is set forth under Item 1 "Election of Directors" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934" in the Proxy Statement, and in Item 1A "Executive Officers of the Registrant," and incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information called for by this item is set forth under "Executive Compensation" and "Compensation Committee Report on Executive Compensation" in the Proxy Statement and incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information called for by this item is set forth under "Stock Ownership" in the Proxy Statement and incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     3. EXHIBITS:

     The following exhibits are filed herewith or incorporated by reference as indicated below.

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
      2.1           Agreement and Plan of Merger, dated      Exhibit 2.1 to the Registration
                    as of August 16, 1994, between Macy's    Statement on Form S-4 (Registration
                    and the Company                          No. 33-85480) filed on October 21,
                                                             1994 (the "1994 S-4 Registration
                                                             Statement")

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
      2.2           Second Amended Joint Plan of             Exhibit 2.2 to the 1994 S-4
                    Reorganization of Macy's and Certain     Registration Statement
                    of Its Subsidiaries
      2.2.1         Modifications to the Second Amended      Exhibit 2.1.1 to the Current Report
                    Joint Plan of Reorganization of          on Form 8-K (File No. 1-13536) filed
                    Macy's and Certain of Its                on January 3, 1995 (the "1995 Form
                    Subsidiaries                             8-K")
      2.3           Findings of Fact, Conclusions of Law     Exhibit 2.1.2 of the 1995 Form 8-K
                    and Order Confirming Second Amended
                    Joint Plan of Reorganization of
                    Macy's and Certain of Its
                    Subsidiaries, as Modified
      2.4           Agreement and Plan of Merger, dated      Exhibit 2.1 to the Registration
                    as of August 14, 1995, among             Statement on Form S-4 (Registration
                    Broadway, the Company, and Newco         No. 33-62077) filed on September 8,
                                                             1995 (the "1995 S-4 Registration
                                                             Statement")
      2.5           Stock Agreement, dated as of August      Exhibit to Schedule 13D, dated August
                    14, 1995, between the Company and        14, 1995, relating to the common
                    Zell/Chilmark                            stock of Broadway
      2.6           Purchase Agreement, dated as of Au-      Exhibit 10.3 to the Quarterly Report
                    gust 14, 1995, among Prudential          on Form 10-Q for the period ended
                    Insurance Company of America             July 29, 1995
                    ("Prudential"), the Company, and
                    Federated Noteholding Corporation II
                    ("FNC II")
      2.6.1         Note Amendment Agreement, dated as of    Exhibit 10.1 to the Quarterly Report
                    November 1, 1995, among Prudential,      on Form 10-Q for the period ended
                    FNC II and the Company                   October 28, 1995 (the "October 1995
                                                             Form 10-Q")
      3.1           Certificate of Incorporation             Exhibit 3.1 to the Annual Report on
                                                             Form 10-K for the fiscal year ended
                                                             January 28, 1995 (the "1994 Form
                                                             10-K")
      3.1.1         Certificate of Designations of Series    Exhibit 3.1.1 to the 1994 Form 10-K
                    A Junior Participating Preferred
                    Stock
      3.2           By-Laws                                  Exhibit 3.2 to the 1994 Form 10-K
      4.1           Certificate of Incorporation             See Exhibit 3.1
      4.2           By-Laws                                  See Exhibit 3.2
      4.3           Rights Agreement, dated as of Decem-     Exhibit 4.3 to the 1994 Form 10-K
                    ber 15, 1994, between the Company and
                    the Bank of New York, as rights agent
      4.4           Indenture, dated as of December 15,      Exhibit 4.1 to the Registration
                    1994, between the Company and State      Statement on Form S-3 (Registration
                    Street Bank and Trust Company            No. 33-88328) filed on January 9,
                    (successor to The First National Bank    1995 (the "S-3 Registration
                    of Boston), as Trustee                   Statement")

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
      4.4.1         Third Supplemental Indenture, dated      Exhibit 4.4.1 to the 1994 Form 10-K
                    as of January 23, 1995, between the
                    Company and State Street Bank and
                    Trust Company (successor to The First
                    National Bank of Boston), as Trustee
      4.4.2         Fourth Supplemental Indenture, dated     Exhibit 4.2 to the Company's
                    as of September 27, 1995, between the    Registration Statement on Form 8-A,
                    Company and State Street Bank and        dated November 29, 1995
                    Trust Company (successor to The First
                    National Bank of Boston), as Trustee
      4.4.3         Fifth Supplemental Indenture, dated      Exhibit 2 to the Company's
                    as of October 6, 1995, between the       Registration Statement on Form 8-A,
                    Company and State Street Bank and        dated October 4, 1995
                    Trust Company (successor to The First
                    National Bank of Boston), as Trustee
      4.4.4         Sixth Supplemental Indenture, dated
                    as of February 1, 1996, between the
                    Company and State Street Bank and
                    Trust Company (successor to The First
                    National Bank of Boston), as Trustee
      4.5           Series C Warrant Agreement               Exhibit 4.6 to the 1994 Form 10-K
      4.6           Series D Warrant Agreement               Exhibit 4.7 to the 1994 Form 10-K
      4.7           Warrant Agreement                        Exhibit 4.1 to Broadway's Annual
                                                             Report on Form 10-K (File No. 1-8765)
                                                             for the fiscal year ended January 30,
                                                             1993 (the "Broadway 1992 Form 10-K")
      4.7.1         Letter Agreement, dated October 11,      Exhibit 4.5.1 to the October 1995
                    1995, between Broadway and The Bank      Form 10-Q
                    of New York
      4.8           Series B Warrant Agreement               Exhibit 10.7 to the Registration
                                                             Statement on Form 10 (File No.
                                                             1-10951), filed November 27, 1991, as
                                                             amended (the "Form 10")
      4.9           Series E Warrant Agreement
     10.1           Credit Agreement, dated as of Decem-     Exhibit 10.3 to the 1994 Form 10-K
                    ber 19, 1994, among the Company, Ci-
                    tibank, N.A., Chemical Bank, Citicorp
                    Securities, Inc., Chemical
                    Securities, Inc. and the initial
                    lenders named therein (the "Working
                    Capital Credit Agreement")
     10.1.1         Amendment #2 and Waiver, dated as of     Exhibit 10.5 to the October 1995 Form
                    August 30, 1995, to the Working          10-Q
                    Capital Credit Agreement

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
     10.2           Loan Agreement, dated as of December     Exhibit 10.12 to Allied's Annual
                    30, 1987 (the "Prudential Loan Agree-    Report on Form 10-K (File No. 1-970)
                    ment"), among Prudential, Allied         for the fiscal year ended January 2,
                    Stores Corporation ("Allied"), and       1988
                    certain subsidiaries of Allied named
                    therein
     10.2.1         Amendment No. 1, dated as of Decem-      Exhibit 10.9.1 to Form 10
                    ber 29, 1988, to the Prudential Loan
                    Agreement
     10.2.2         Amendment No. 2, dated as of Novem-      Exhibit 10.9.2 to Form 10
                    ber 17, 1989, to the Prudential Loan
                    Agreement
     10.2.3         Amendment No. 3, dated as of February    Exhibit 10.9.3 to Form 10
                    5, 1992, to the Prudential Loan
                    Agreement
     10.3           Loan Agreement, dated as of May 26,      Exhibit 10.47 to the 1994 S-4
                    1994 (the "Lazarus PA Mortgage Term      Registration Statement
                    Loan"), among Lazarus PA (formerly
                    Joseph Horne Co., Inc.), the banks
                    listed thereon, and PNC Bank, Ohio,
                    National Association, as Agent
                    ("PNC")
     10.3.1         First Amendment to the Lazarus PA        Exhibit 10.6 to the October 1995 Form
                    Mortgage Term Loan                       10-Q
     10.4           Guaranty Agreement, dated as of May      Exhibit 10.48 to the 1994 S-4
                    26, 1994, made by the Company in         Registration Statement
                    favor of the banks listed on the
                    Lazarus PA Mortgage Term Loan and PNC
     10.4.1         Amendment #1 to Guaranty Agreement,      Exhibit 10.7.1 to the 1994 Form 10-K
                    dated as of February 28, 1995, made
                    by the Company in favor of the banks
                    listed on the Lazarus PA Mortgage
                    Term Loan and PNC
     10.5           Amended and Restated Term Loan Agree-    Exhibit 4.23 to the Broadway's Annual
                    ment, dated as of October 8, 1992, by    Report on Form 10-K (File No. 1-8765)
                    and among the Banks party thereto,       for the fiscal year ended January 30,
                    Bank of America National Trust and       1993, as amended (the "Broadway 1992
                    Savings Association as Agent for         10-K")
                    Banks and Carter Hawley Hale Stores,
                    Inc.
     10.5.1         Master Capitalized Interest Note,        Exhibit 4.24 to the Broadway 1992
                    dated as of October 8, 1992, in favor    10-K
                    of Bank of America National Trust and
                    Savings Association as Agent for
                    certain banks in the amount of
                    $10,750,830.46

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
     10.5.2         Master Principal Note, dated as of       Exhibit 4.25 to the Broadway 1992
                    October 8, 1992, in favor of Bank of     10-K
                    America National Trust and Savings
                    Association as Agent for Certain
                    banks in the amount of $89,662,770.00
     10.5.3         First Amendment to Amended and Re-       Exhibit 10.2.3 to the October 1995
                    stated Term Loan Agreement, dated as     Form 10-Q
                    of October 11, 1995, by and among
                    Broadway, the Banks party thereto and
                    Bank of America National Trust and
                    Savings Association, as Agent for
                    Banks
     10.5.4         Second Amendment to Amended and Re-
                    stated Term Loan Agreement, dated as
                    of December 1, 1995, by and among
                    Broadway, the Banks party thereto and
                    Bank of America National Trust and
                    Savings Association, as Agent for
                    Banks
     10.6           Amended and Restated Pooling and Ser-    Exhibit 4.10 to Prime's Current
                    vicing Agreement, dated as of Decem-     Report on Form 8-K (File No. 0-2118),
                    ber 15, 1992 (the "Pooling and           dated March 29, 1993
                    Servicing Agreement"), among the
                    Company, Prime Receivables
                    Corporation ("Prime") and Chemical
                    Bank, as Trustee
     10.6.1         First Amendment, dated as of December    Exhibit 10.10.1 to the Company's
                    1, 1993, to the Pooling and Servicing    Annual Report on Form 10-K (File No.
                    Agreement                                1-10951) for the fiscal year ended
                                                             January 29, 1994 (the "1993 Form
                                                             10-K")
     10.6.2         Second Amendment, dated as of            Exhibit 10.10.2 to the 1993 Form 10-K
                    February 28, 1994, to the Pooling and
                    Servicing Agreement
     10.6.3         Third Amendment, dated as of May 31,     Exhibit 10.8.3 to the 1994 Form 10-K
                    1994, to the Pooling and Serving
                    Agreement
     10.6.4         Fourth Amendment, dated as of January
                    18, 1995, to the Pooling and Service
                    Agreement
     10.6.5         Fifth Amendment, dated as of April
                    30, 1995, to the Pooling and Service
                    Agreement
     10.6.6         Sixth Amendment, dated as of July 27,
                    1995, to the Pooling and Service
                    Agreement

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
     10.7           Assumption Agreement under the           Exhibit 10.10.3 to the 1993 Form 10-K
                    Pooling and Servicing Agreement,
                    dated as of September 15, 1993
     10.8           Series 1992-1 Supplement, dated as of    Exhibit 4.6 to Prime's Registration
                    December 15, 1992, to the Pooling and    Statement on Form 8-A, filed January
                    Servicing Agreement                      22, 1993, as amended ("Prime's Form
                                                             8-A")
     10.9           Series 1992-2 Supplement, dated as of    Exhibit 4.7 to Prime's Form 8-A
                    December 15, 1992, to the Pooling and
                    Servicing Agreement
     10.10          Series 1992-3 Supplement, dated as of    Exhibit 4.8 to Prime's Current Report
                    January 5, 1993, to the Pooling and      on Form 8-K (File No. 0-2118), dated
                    Servicing Agreement                      January 29, 1993
     10.11          Series 1995-1 Supplement, dated as of    Exhibit 4.7 to Prime's Registration
                    July 27, 1995, to the Pooling and        Statement on Form S-1, filed July 14,
                    Servicing Agreement                      1995, as amended
     10.12          Receivables Purchase Agreement, dated    Exhibit 10.2 to Prime's Form 8-A
                    as of December 15, 1992 (the
                    "Receivables Purchase Agreement"),
                    among Abraham & Straus, Inc.,
                    Bloomingdale's, Inc., Burdines, Inc.,
                    Jordan Marsh Stores Corporation,
                    Lazarus, Inc., Rich's Department
                    Stores, Inc., Stern's Department
                    Stores, Inc., The Bon, Inc., and
                    Prime
     10.12.1        First Amendment, dated as of June 23,    Exhibit 10.14.1 to 1993 Form 10-K
                    1993, to the Receivables Purchase
                    Agreement
     10.12.2        Second Amendment, dated as of Decem-     Exhibit 10.14.2 to 1993 Form 10-K
                    ber 1, 1993, to the Receivables
                    Purchase Agreement
     10.12.3        Third Amendment, dated as of February    Exhibit 10.14.3 to 1993 Form 10-K
                    28, 1994, to the Receivables Purchase
                    Agreement
     10.12.4        Fourth Amendment, dated as of May 31,    Exhibit 10.13.4 to the 1994 Form 10-K
                    1994, to the Receivables Purchase
                    Agreement
     10.12.5        Fifth Amendment, dated as of April
                    30, 1995, to the Receivables Purchase
                    Agreement
     10.12.6        First Supplement, dated as of            Exhibit 10.14.4 to 1993 Form 10-K
                    September 15, 1993, to the
                    Receivables Purchase Agreement

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
     10.12.7        Second Supplement, dated as of May
                    31, 1994, to the Receivables Purchase
                    Agreement
     10.13          Depository Agreement, dated as of        Exhibit 10.15 to Company's Annual
                    December 31, 1992, among Deerfield       Report on Form 10-K (File No.
                    Funding Corporation, now known as        1-10951) for the fiscal year ended
                    Seven Hills Funding Corporation          January 30, 1993 ("1992 Form 10-K")
                    ("Seven Hills"), the Company, and
                    Chemical Bank, as Depository
     10.14          Liquidity Agreement, dated as of         Exhibit 10.16 to 1992 Form 10-K
                    December 31, 1992, among Seven Hills,
                    the Company, the financial
                    institutions named therein, and
                    Credit Suisse, New York Branch, as
                    Liquidity Agent
     10.15          Pledge and Security Agreement, dated     Exhibit 10.17 to 1992 Form 10-K
                    as of December 31, 1992, among Seven
                    Hills, the Company, Chemical Bank, as
                    Depository and Collateral Agent, and
                    the Liquidity Agent
     10.16          Commercial Paper Dealer Agreement,       Exhibit 10.18 to 1992 Form 10-K
                    dated as of December 31, 1992, among
                    Seven Hills, the Company, and Goldman
                    Sachs Money Markets, L.P.
     10.17          Commercial Paper Dealer Agreement,       Exhibit 10.19 to 1992 Form 10-K
                    dated as of December 31, 1992, among
                    Seven Hills, the Company, and
                    Shearson Lehman Brothers, Inc.
     10.18          Tax Sharing Agreement                    Exhibit 10.10 to Form 10
     10.19          Ralphs Tax Indemnification Agreement     Exhibit 10.1 to Form 10
     10.20          Account Purchase Agreement dated as      Exhibit 19.2 to Macy's Quarterly
                    of May 10, 1991 by and among Monogram    Report on Form 10-Q for the fiscal
                    Bank, USA, Macy's, Macy Credit Corpo-    quarter ended May 4, 1991 (File No.
                    ration ("Macy Credit"), Macy Funding,    33-6192), as amended under cover of
                    Macy's California, Inc. ("MCAL"),        Form 8, dated October 3, 1991
                    Macy's Northeast, Inc. ("MNE"),          ("Macy's May 1991 Form 10-Q")
                    Macy's South, Inc., Bullock's Inc.,
                    I. Magnin, Inc., Master Servicer, and
                    Macy Specialty Stores, Inc.**

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
     10.21          Commercial Accounts Agreement dated      Exhibit 19.3 to Macy's May 1991 Form
                    as of May 10, 1991 ("Commercial          10-Q
                    Accounts Agreement") by and among
                    General Electric Capital Corporation
                    ("GECC"), Macy's, Macy Credit, Macy
                    Funding, MCAL, MNE, Macy's South,
                    Inc., Bullock's Inc., I. Magnin,
                    Inc., Master Servicer, and Macy
                    Specialty Stores, Inc.**
     10.22          Credit Card Program Agreement dated      Exhibit 19.4 to Macy's May 1991 Form
                    as of May 10, 1991 ("Credit Card         10-Q
                    Program Agreement") by and among
                    Monogram Bank, USA ("Monogram"),
                    Macy's, MCAL, MNE, Macy's South,
                    Inc., Bullock's, Inc., I. Magnin,
                    Inc., and Macy Specialty Stores,
                    Inc.**
     10.22.1        Amendment, dated January 27, 1992, to    Exhibit 19.6 to Macy's Quarterly
                    Credit Card Program Agreement and        Report on Form 10-Q (File No.
                    Commercial Accounts Agreement between    33-6192) for the fiscal quarter ended
                    Monogram and GECC and Macy's and         February 1, 1992
                    certain subsidiaries
     10.22.2        Amendment Agreement, dated as of Au-
                    gust 6, 1995, among the Company, GE
                    Capital Consumer Card Co. ("GE
                    Bank"), FDS National Bank and the
                    other parties listed on the signature
                    page thereto***
     10.22.3        Program Agreement Amendment, dated as
                    of February 3, 1996, among the
                    Company, GE Bank, FDS National Bank
                    and the other parties listed on the
                    signature pages thereto***
     10.23          Interim Agreement, dated as of August
                    6, 1995, between the Company and
                    General Electric Capital Corporation
                    ("GE Capital")***
     10.24          Interim Agreement II, dated as of
                    February 3, 1996, between the Company
                    and GE Capital***
     10.25          Letter, dated January 27, 1992           Exhibit 19.2 to Macy's Quarterly
                    ("Waiver Letter"), from Monogram         Report on Form 10-Q (File No.
                    accepted and agreed to by Macy's and     33-6192) for the fiscal quarter ended
                    certain of its subsidiaries and, as      October 31, 1992 ("Macy's October
                    to Sections 4 and 12 of the Waiver       1992 Form 10-Q")
                    Letter, by GECC

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
     10.26          Stipulation among Monogram, GECC,        Exhibit 19.3 to Macy's October 1992
                    Macy's and Certain of Its                Form 10-Q
                    Subsidiaries, the Official Unsecured
                    Bondholders' Committee, and the
                    Official Unsecured Creditors'
                    Committee and related Order of the
                    Bankruptcy Court, dated November 24,
                    1992
     10.27          Transfer Agreement, dated as of May      Exhibit 19.4 to Macy Credit's
                    10, 1991, by and among Macy Credit,      Quarterly Report on Form 10-Q for the
                    MCAL, MNE, Macy's South, Inc.,           fiscal quarter ended May 4, 1992
                    Bullock's, Inc., and I. Magnin, Inc.
     10.28          Letter Agreement, dated September 25,    Exhibit 10.63 to Macy's 1991 Form
                    1991, among Monogram, Macy's, MCAL,      10-K
                    MNE, Macy's South Inc., Bullock's
                    Inc., I. Magnin, Inc., and Macy
                    Specialty Stores, Inc.
     10.29          Receivables-Backed Credit Agreement      Exhibit 10.1 to the Broadway 1992
                    among CHH Receivables, Inc., Blue        10-K
                    Hawk Funding Corporation and General
                    Electric Capital Corporation, as
                    Agent
     10.29.1        Amendment No. 1 to Receivables-Backed    Exhibit 4.1 to Broadway's Current
                    Credit Agreement, dated as of Septem-    Report on Form 8-K filed September
                    ber 28, 1993, among CHH Receivables,     13, 1994
                    Inc., Blue Hawk Funding Corporation
                    and General Electric Capital
                    Corporation, as Agent
     10.29.2        Amendment No. 2 to Receivables-Backed    Exhibit 4.2 to Broadway's Current
                    Credit Agreement, dated as of Septem-    Report on Form 8-K filed September
                    ber 13, 1994, among Broadway Receiv-     13, 1994
                    ables, Inc., Blue Hawk Funding
                    Corporation and General Electric
                    Capital Corporation
     10.29.3        Assignment and Security Agreement        Exhibit 10.2 to the Broadway 1992
                    among CHH Receivables Inc., Blue Hawk    10-K
                    Funding Corporation, Cash Collateral
                    Bank and General Electric Capital
                    Corporation, as Agent, Letter of
                    Credit Agent, Liquidity Agent and
                    Collateral Agent
     10.29.4        Amended and Restated Assignment and      Exhibit 4.3 to Broadway's Current
                    Security Agreement, dated as of          Report of Form 8-K filed September
                    September 13, 1994, among Broadway       13, 1994
                    Receivables, Inc. and Blue Hawk
                    Funding Corporation

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
     10.29.5        Receivables Purchase Agreement among     Exhibit 10.3 to the Broadway 1992
                    Carter Hawley Hale Stores, Inc. and      10-K
                    CHH Receivables, Inc.
     10.29.6        Amendment No. 1 to Receivables           Exhibit 4.4 to Broadway's Form 8-K
                    Purchase Agreement, dated as of          filed September 13, 1994
                    September 13, 1994, by and between
                    Broadway Receivables, Inc. and
                    Broadway Stores, Inc.
     10.29.7        Promissory Note made by CHH Receiv-      Exhibit 10.4 to the Broadway 1992
                    ables, Inc. in favor of Blue Hawk        10-K
                    Funding Corporation
     10.29.8        Letter of Credit Reimbursement Agree-    Exhibit 10.5 to the Broadway 1992
                    ment among CHH Receivables, Inc. in      10-K
                    favor of Blue Hawk Funding
                    Corporation
     10.29.9        First Amendment, dated as of Septem-     Exhibit 4.6 to Broadway's Current
                    ber 13, 1994, to the Letter of Credit    Report on Form 8-K filed September
                    Reimbursement Agreement, dated as of     13, 1994
                    October 8, 1992 among Broadway
                    Receivables, Inc., Blue Hawk Funding
                    Corporation, the financial
                    institutions party thereto and
                    General Electric Capital Corporation
     10.29.10       Subordinated Retailer Security           Exhibit 10.6 to the Broadway 1992
                    Agreement made by Carter Hawley Hale     10-K
                    Stores, Inc. in favor of CHH
                    Receivables, Inc.
     10.30          1992 Executive Equity Incentive Plan*    Exhibit 10.12 to Form 10
     10.31          1995 Executive Equity Incentive Plan*    Exhibit 10.65 to the 1994 S-4
                                                             Registration
     10.32          Statement 1992 Incentive Bonus Plan*     Exhibit 10.12 to Form 10
     10.33          Form of Severance Agreement*             Exhibit 10.33 to the 1994 Form 10-K
     10.34          Form of Indemnification Agreement*       Exhibit 10.14 to Form 10
     10.35          Master Severance Plan for Key Employ-    Exhibit 10.1.5 to the Company's
                    ees*                                     Annual Report on Form 10-K (File No.
                                                             33-6192) for the fiscal year ended
                                                             February 3, 1990 ("1989 Form 10-K")
     10.36          Performance Bonus Plan for Key           Exhibit 10.1.6 to 1989 Form 10-K
                    Employees*
     10.37          Senior Executive Medical Plan*           Exhibit 10.1.7 to 1989 Form 10-K
     10.38          Employment Agreement, dated as of        Exhibit 10.59 to the 1994 S-4
                    June 24, 1994, between Allen I.          Registration Statement
                    Questrom and the Company*
     10.39          Form of Employment Agreement for         Exhibit 10.31 to 1993 Form 10-K
                    Executives and Key Employees*

EXHIBIT NUMBER                   DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
- ---------------     -------------------------------------    -------------------------------------
     10.40          Supplementary Executive Retirement       Exhibit 10.32 to 1993 Form 10-K
                    Plan, as Amended*
     10.41          Executive Deferred Compensation Plan     Exhibit 4.1 to the Registration
                    (adopted October 29, 1993)*              Statement on Form S-8 (Registration
                                                             No. 33-50831), filed October 29, 1993
     10.42          First Amendment to the Executive De-     Exhibit 10.2 to the Quarterly Report
                    ferred Compensation Plan*                on Form 10-Q (File No. 33-6192) for
                                                             the fiscal quarter ended October 29,
                                                             1994 (the "October 1994 Form 10-Q")
     10.43          Retirement Income and Thrift             Exhibit 4.1 to the Registration
                    Incentive Plan (as amended and           Statement on Form S-8 (Registration
                    restated effective as of January 1,      No. 33-59107), filed January 14, 1994
                    1987 and containing all amendments
                    through December 31, 1993)*
     10.44          Amendment to Retirement Income and       Exhibit 3.1 to the October 1994 Form
                    Thrift Incentive Plan*                   10-Q
     11             Statement Regarding Computation of
                    Earnings
     21             Subsidiaries
     23             Consent of KPMG Peat Marwick LLP
     24             Powers of Attorney
     27             Financial Data Schedule

- ---------------

  *Constitutes a compensatory plan or arrangement.

 **Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

***Confidential portions of this Exhibit have been omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FEDERATED DEPARTMENT STORES, INC.

                                            By  /s/  Dennis J. Broderick
                                                ------------------------------
                                                     Dennis J. Broderick
                                                Senior Vice President, General
                                                     Counsel and Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 17, 1996.

               SIGNATURE                                          TITLE
- ----------------------------------------   ---------------------------------------------------
                   *                       Chairman of the Board and Chief Executive Officer
- ----------------------------------------   (principal executive officer) and Director
            Allen I. Questrom
                   *                       Vice Chairman and Chief Financial Officer
- ----------------------------------------   (principal financial officer) and Director
            Ronald W. Tysoe
                   *                       Senior Vice President and Controller (principal
- ----------------------------------------   accounting officer)
             John E. Brown
                   *                       Director
- ----------------------------------------
           Robert A. Charpie
                   *                       Director
- ----------------------------------------
            Lyle Everingham
                   *                       Director
- ----------------------------------------
            Meyer Feldberg
                   *                       Director
- ----------------------------------------
         Earl G. Graves, Sr.
                   *                       Director
- ----------------------------------------
            George V. Grune
                   *                       Director
- ----------------------------------------
         Gertrude G. Michelson
                   *                       Director
- ----------------------------------------
            Joseph Neubauer
                   *                       Director
- ----------------------------------------
           Laurence A. Tisch
                   *                       Director
- ----------------------------------------
           Paul W. Van Orden
                   *                       Director
- ----------------------------------------
        Karl M. von der Heyden
                   *                       Director
- ----------------------------------------
          Marna C. Whittington
                   *                       Director
- ----------------------------------------
           James M. Zimmerman

     *The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

                                            By  /s/  Dennis J. Broderick
                                                -----------------------------
                                                     Dennis J. Broderick
                                                       Attorney-in-Fact
Date: April 17, 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
          Management's Report................................................  F-2
          Independent Auditors' Report.......................................  F-3
          Consolidated Statements of Income for the 53 weeks ended February
            3, 1996 and the 52 weeks ended January 28, 1995 and January 29,
            1994.............................................................  F-4
          Consolidated Balance Sheets at February 3, 1996 and January 28,
            1995.............................................................  F-5
          Consolidated Statements of Cash Flows for the 53 weeks ended
            February 3, 1996 and the 52 weeks ended January 28, 1995 and
            January 29, 1994.................................................  F-6
          Notes to Consolidated Financial Statements.........................  F-7

                              MANAGEMENT'S REPORT

To the Shareholders of
Federated Department Stores, Inc.:

     The integrity and consistency of the consolidated financial statements of Federated Department Stores, Inc. and subsidiaries, which were prepared in accordance with generally accepted accounting principles, are the responsibility of management and properly include some amounts that are based upon estimates and judgments.

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

Ronald W. Tysoe
Vice Chairman and Chief Financial Officer

John E. Brown
Senior Vice President and Controller

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries (the "Company") as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income and cash flows for the fifty-three week period ended February 3, 1996 and the fifty-two week periods ended January 28, 1995 and January 29, 1994. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for the fifty-three week period ended February 3, 1996 and the fifty-two week periods ended January 28, 1995 and January 29, 1994, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Cincinnati, Ohio
March 5, 1996

                       FEDERATED DEPARTMENT STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                       (THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                     53 WEEKS         52 WEEKS         52 WEEKS
                                                      ENDED            ENDED            ENDED
                                                   FEBRUARY 3,      JANUARY 28,      JANUARY 29,
                                                       1996             1995             1994
                                                   ------------     ------------     ------------
Net Sales, including leased department sales.....  $15,048,513       $8,315,877       $7,229,406
                                                   ------------     ------------     ------------
Cost of sales....................................    9,317,784        5,131,363        4,373,941
Selling, general and administrative expenses.....    4,748,331        2,549,122        2,323,546
Business integration and consolidation
  expenses.......................................      293,930           85,867               --
Charitable contribution to Federated Department
  Stores Foundation..............................       25,581               --
                                                   ------------     ------------     ------------
Operating Income.................................      662,887          549,525          531,919
Interest expense.................................     (508,132)        (262,115)        (213,544)
Interest income..................................       47,104           43,874           49,405
                                                   ------------     ------------     ------------
Income Before Income Taxes and Extraordinary
  Item...........................................      201,859          331,284          367,780
Federal, state and local income tax expense......     (127,306)        (143,668)        (170,987)
                                                   ------------     ------------     ------------
Income Before Extraordinary Item.................       74,553          187,616          196,793
Extraordinary item...............................           --               --           (3,545)
                                                   ------------     ------------     ------------
Net Income.......................................  $    74,553       $  187,616       $  193,248
                                                   ============     ============     ============
Earnings per Share:
  Income before extraordinary item...............  $       .39       $     1.41       $     1.56
  Extraordinary item.............................           --               --             (.03)
                                                   ------------     ------------     ------------
     Net Income..................................  $       .39       $     1.41       $     1.53
                                                   ============     ============     ============

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                  FEBRUARY 3,      JANUARY 28,
                                                                      1996             1995
                                                                  ------------     ------------
ASSETS
Current Assets:
  Cash..........................................................  $   172,518      $   206,490
  Accounts receivable...........................................    2,842,077        2,265,651
  Merchandise inventories.......................................    3,094,848        2,380,621
  Supplies and prepaid expenses.................................      176,411           99,559
  Deferred income tax assets....................................       74,511          135,405
                                                                  -----------      -----------
          Total Current Assets..................................    6,360,365        5,087,726
Property and Equipment -- net...................................    6,305,167        5,349,912
Intangible Assets -- net........................................      744,689        1,006,547
Notes Receivable................................................      415,066          408,134
Other Assets....................................................      469,763          424,671
                                                                  -----------      -----------
          Total Assets..........................................  $14,295,050      $12,276,990
                                                                  ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................................  $   733,115      $   463,042
  Accounts payable and accrued liabilities......................    2,358,543        2,183,711
  Income taxes..................................................        6,411           65,319
                                                                  -----------      -----------
          Total Current Liabilities.............................    3,098,069        2,712,072
Long-Term Debt..................................................    5,632,232        4,529,220
Deferred Income Taxes...........................................      732,936          890,729
Other Liabilities...............................................      558,127          505,359
Shareholders' Equity............................................    4,273,686        3,639,610
                                                                  -----------      -----------
          Total Liabilities and Shareholders' Equity............  $14,295,050      $12,276,990
                                                                  ===========      ===========

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                        53 WEEKS ENDED    52 WEEKS ENDED    52 WEEKS ENDED
                                                                          FEBRUARY 3,       JANUARY 28,       JANUARY 29,
                                                                             1996              1995              1994
                                                                        ---------------   ---------------   ---------------
Cash flows from operating activities:
  Net income...........................................................   $    74,553       $   187,616        $ 193,248
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property and equipment..........       444,830           260,485          207,914
      Amortization of intangible assets................................        47,451            22,662           18,762
      Amortization of financing costs..................................        21,702            11,468           10,163
      Amortization of original issue discount..........................         1,202            29,435           16,846
      Amortization of unearned restricted stock........................         4,630             2,714            3,105
      Loss on early extinguishment of debt.............................            --                --            3,545
      Changes in assets and liabilities, net of effects of acquisition of companies:
        Increase in accounts receivable................................       (21,098)         (310,934)        (215,101)
        (Increase) decrease in merchandise inventories ................      (361,991)           28,620          (31,910)
        (Increase) decrease in supplies and prepaid expenses...........       (67,745)            2,450           (6,592)
        Decrease in other assets not separately identified.............        61,483             2,697           20,229
        Increase (decrease) in accounts payable and accrued liabilities
          not separately identified....................................       (83,220)         (124,662)          70,679
        Increase (decrease) in current income taxes....................       (45,437)           61,149           65,990
        Increase (decrease) in deferred income taxes...................       192,079           (12,057)          54,917
        Increase (decrease) in other liabilities not separately
          identified...................................................        26,068              (184)          (1,291)
                                                                          -----------       -----------        ---------
            Net cash provided by operating activities..................       294,507           161,459          410,504
                                                                          -----------       -----------        ---------
Cash flows from investing activities:
  Acquisition of companies net of cash acquired........................        16,262          (575,408)        (109,325)
  Purchase of property and equipment...................................      (696,488)         (386,847)        (309,536)
  Disposition of property and equipment................................        46,992             8,723            1,097
  Decrease in notes receivable.........................................            --                --           12,636
                                                                          -----------       -----------        ---------
            Net cash used by investing activities......................      (633,234)         (953,532)        (405,128)
                                                                          -----------       -----------        ---------
Cash flows from financing activities:
  Debt issued..........................................................     1,347,106         2,526,861               --
  Financing costs......................................................       (27,236)          (66,602)            (633)
  Debt repaid..........................................................    (1,020,117)       (1,594,136)        (391,986)
  Increase (decrease) in outstanding checks............................        (9,647)          (95,010)          35,776
  Acquisition of treasury stock........................................        (1,006)             (354)            (179)
  Issuance of common stock.............................................        15,655             5,376            7,090
                                                                          -----------       -----------        ---------
            Net cash provided (used) by financing activities...........       304,755           776,135         (349,932)
                                                                          -----------       -----------        ---------
Net decrease in cash...................................................       (33,972)          (15,938)        (344,556)
Cash beginning of period...............................................       206,490           222,428          566,984
                                                                          -----------       -----------        ---------
Cash end of period.....................................................   $   172,518       $   206,490        $ 222,428
                                                                          ===========       ===========        =========
Supplemental cash flow information:
  Interest paid........................................................   $   444,398       $   211,457        $ 186,658
  Interest received....................................................        46,445            44,675           50,019
  Income taxes paid (net of refunds received)..........................        35,103            93,647           49,588
  Schedule of noncash investing and financing activities:
      Capital lease obligations for new store fixtures ................         2,818            10,817            3,424
      Common stock issued for the Executive Deferred Compensation
        Plan...........................................................         2,501             2,070              686
      Debt and merger related liabilities issued, reinstated or assumed
        in acquisition.................................................     1,267,074         1,414,969          340,000
      Equity issued in acquisition.....................................       352,902         1,166,014               --
      Debt and equity issued for purchase of debt......................       429,665                --               --

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Federated Department Stores, Inc. (the "Company") is a retail organization operating department stores selling a wide range of merchandise, including women's, men's and children's apparel, cosmetics, home furnishings and other consumer goods.

     The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

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

     Depreciation and amortization are provided primarily on a straight-line basis over the shorter of estimated asset lives or related lease terms. Estimated asset lives range from 15 to 50 years for buildings and building equipment and 3 to 15 years for store fixtures and equipment. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets.

     Intangible assets are amortized on a straight-line basis over their estimated lives (see Note 8). The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the present value of the expected future operating cash flows derived from such intangible assets is less than their carrying value.

     Advertising and promotional costs, which are generally expensed as incurred, amounted to $633.2 million for the 53 weeks ended February 3, 1996 and $347.5 million and $298.8 million for the 52 weeks ended January 28, 1995 and January 29, 1994, respectively.

     Financing costs are amortized over the life of the related debt.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The impact of such adoption was not material.

     Earnings per share are computed on the basis of daily average number of shares outstanding during the year. Any dilution from the potential issuance of shares under warrant agreements or stock option plans would be less than 3.0%. Fully diluted earnings per share include the effect of the potential issuance of shares under warrant agreements or stock option plans as well as for convertible debt and, unless disclosed, any such dilution would be less than 3.0%.

     Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts for the most recent year.

2. ACQUISITION OF COMPANIES

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

     The Broadway acquisition was accounted for under the purchase method and, accordingly, the results of operations of Broadway have been included in the Company's results of operations since July 29, 1995 and the purchase price has been allocated to Broadway's assets and liabilities based on their estimated fair values as of that date. As of February 3, 1996, the related excess of cost over net assets acquired is approximately $191.4 million (see Note 8).

     On December 19, 1994, the Company acquired R. H. Macy & Co., Inc. ("Macy's") pursuant to a Plan of Reorganization (the "Macy's POR") of Macy's and substantially all of its subsidiaries (collectively, the

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

"Macy's Debtors"). Pursuant to the Macy's POR, among other transactions, Macy's merged with the Company, which became responsible for making distributions of cash and debt and equity securities pursuant to the Macy's POR. The total purchase price of the Macy's acquisition was approximately $3,815.9 million and consisted of the following:

                                                              (MILLIONS)
      Cash payments and transaction costs.................     $  830.4
      Assumption of merger-related liabilities............        192.5
      Issuance, reinstatement or assumption of debt.......      1,182.4
      Issuance of 55.6 million shares of common stock.....      1,047.6
      Issuance of warrants to purchase 18.0 million shares
        of common stock...................................        118.4
      Net cost of the initial investment..................        444.6
                                                               --------
                                                               $3,815.9
                                                               ========

     The Macy's acquisition was accounted for under the purchase method and, accordingly, the results of operations of Macy's have been included in the Company's results of operations since the date of acquisition and the purchase price has been allocated to Macy's assets and liabilities based on their estimated fair values at the date of acquisition. Including certain adjustments recorded in the 53 weeks ended February 3, 1996 to the assets and liabilities acquired, the related excess of cost over net assets acquired was adjusted to $102.7 million at February 3, 1996 (see Note 8).

     The following unaudited pro forma condensed statements of operations give effect to the Broadway and Macy's acquisitions and related financing transactions as if such transactions had occurred at the beginning of each period presented.

                                                       53 WEEKS         52 WEEKS
                                                        ENDED            ENDED
                                                      FEBRUARY 3,      JANUARY 28,
                                                         1996             1995
                                                     ------------     ------------
                                                   (MILLIONS, EXCEPT PER SHARE DATA)
Net sales........................................     $ 15,933.1       $ 16,033.9
Net income.......................................           24.3             71.7
Earnings per share...............................            .12              .36

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
(v)  Adjustments to income tax expense related to the above; and

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

3. BUSINESS INTEGRATION AND CONSOLIDATION EXPENSES

     Business integration and consolidation expenses represent the costs associated with the integration of the Horne's, Macy's and Broadway businesses with the Company's other businesses and the consolidation of the operations of certain of the Company's retail operating divisions.

     During the 53 weeks ended February 3, 1996, the Company recorded $293.9 million of business integration and consolidation expenses associated with the integration of Macy's and Broadway into the Company ($208.9 million and $48.1 million, respectively) and the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions ($36.9 million). The primary components of the Macy's integration expenses were $69.1 million of inventory valuation adjustments to merchandise in lines of business which the Company, subsequent to the acquisition, eliminated or replaced, $31.1 million of costs to close and sell certain stores and to convert a number of stores to other nameplates, $30.8 million of severance costs and $77.9 million of other costs and expenses associated with integrating Macy's into the Company. The major components of the Broadway integration expenses were $23.3 million of costs to close certain stores, $8.7 million of costs to refinance certain indebtedness and $16.1 million of other costs and expenses associated with integrating Broadway into the Company. Of the $36.9 million of expenses associated with the divisional consolidation referred to above, $22.5 million relates to inventory valuation adjustments to merchandise of the affected divisions in lines of business which were eliminated or replaced as a result of the consolidation.

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

4. EXTRAORDINARY ITEM

     The extraordinary item for the 52 weeks ended January 29, 1994 represents costs of $3.5 million, net of income tax benefit of $2.3 million, associated with the prepayment of the entire $355.0 million outstanding principal amount of the Company's Series B Secured Notes.

5. ACCOUNTS RECEIVABLE

                                                               FEBRUARY 3,     JANUARY 28,
                                                                  1996            1995
                                                               -----------     -----------
                                                                       (MILLIONS)
Due from customers.........................................     $ 2,698.8       $ 2,087.9
Less allowance for doubtful accounts.......................          83.5            44.9
                                                                 --------        --------
                                                                  2,615.3         2,043.0
Other receivables..........................................         226.8           222.7
                                                                 --------        --------
Net receivables............................................     $ 2,842.1       $ 2,265.7
                                                                 ========        ========

     Sales through the Company's credit plans were $4,323.8 million for the 53 weeks ended February 3, 1996 and $3,916.9 million and $3,743.1 million for the 52 weeks ended January 28, 1995 and January 29, 1994, respectively. The credit plans relating to operations of the Company that were previously conducted through divisions of Macy's are owned by a third party.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Finance charge income amounted to $405.2 million for the 53 weeks ended February 3, 1996 and $320.3 million and $243.6 million for the 52 weeks ended January 28, 1995 and January 29, 1994, respectively. Changes in allowance for doubtful accounts are as follows:

                                           53 WEEKS ENDED
                                             FEBRUARY 3,     52 WEEKS ENDED    52 WEEKS ENDED
                                                1996        JANUARY 28, 1995  JANUARY 29, 1994
                                           ---------------  ----------------  ----------------
                                                               (MILLIONS)
     Balance, beginning of year............     $  44.9          $ 36.9            $ 45.3
     Charged to costs and expenses.........       126.9            66.5              50.3
     Acquired..............................        16.8              --                --
     Net uncollectible balances written
       off.................................      (105.1)          (58.5)            (58.7)
                                                -------          ------            ------
     Balance, end of year..................     $  83.5          $ 44.9            $ 36.9
                                                =======          ======            ======

6. INVENTORIES

     Merchandise inventories were $3,094.8 million at February 3, 1996, compared to $2,380.6 million at January 28, 1995. At these dates, the cost of inventories using the LIFO method approximates the cost of such inventories using the first-in, first-out method. The application of the LIFO method did not impact the 53 weeks ended February 3, 1996, resulted in a pre-tax credit of $11.3 million for the 52 weeks ended January 28, 1995 and a pre-tax charge of $2.8 million for the 52 weeks ended January 29, 1994.

7. PROPERTIES AND LEASES

                                                               FEBRUARY 3,     JANUARY 28,
                                                                  1996            1995
                                                               -----------     -----------
                                                                       (MILLIONS)
Land.......................................................     $ 1,045.3       $   888.6
Buildings on owned land....................................       2,394.4         2,162.2
Buildings on leased land and leasehold improvements........       1,389.0         1,055.7
Store fixtures and equipment...............................       2,352.1         1,765.9
Property not used in operations............................          11.3             6.5
Leased properties under capitalized leases.................          80.6            62.6
                                                                 --------        --------
                                                                  7,272.7         5,941.5
Less accumulated depreciation and amortization.............         967.5           591.6
                                                                 --------        --------
                                                                $ 6,305.2       $ 5,349.9
                                                                 ========        ========

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Minimum rental commitments (excluding executory costs) at February 3, 1996, for noncancellable leases are:

                                                       CAPITAL        OPERATING
                                                       LEASES          LEASES           TOTAL
                                                     -----------     -----------     -----------
                                                                     (MILLIONS)
Fiscal year:
  1996...........................................      $  14.3        $   189.1       $   203.4
  1997...........................................         14.3            172.1           186.4
  1998...........................................         13.8            148.3           162.1
  1999...........................................         13.3            138.5           151.8
  2000...........................................         13.1            132.8           145.9
  After 2000.....................................         99.2          1,281.8         1,381.0
                                                     -----------     -----------     -----------
Total minimum lease payments.....................        168.0        $ 2,062.6       $ 2,230.6
                                                                     ==========      ==========
Less amount representing interest................         81.4
                                                     -----------
Present value of net minimum capital lease
  payments.......................................      $  86.6
                                                     ==========

     Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($5.5 million) and long-term ($81.1 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $10.0 million on capital leases and $25.0 million on operating leases.

     Rental expense consists of:

                                           53 WEEKS ENDED    52 WEEKS ENDED    52 WEEKS ENDED
                                          FEBRUARY 3, 1996  JANUARY 28, 1995  JANUARY 29, 1994
                                          ----------------  ----------------  ----------------
                                                               (MILLIONS)
     Real estate (excluding executory
       costs)
       Capital leases --
          Contingent rentals..............     $  4.4            $  3.3            $  3.4
       Operating leases --
          Minimum rentals.................      137.4              78.9              68.5
          Contingent rentals..............       19.6              10.4               8.7
                                               ------            ------            ------
                                                161.4              92.6              80.6
                                               ------            ------            ------
       Less income from subleases --
          Capital leases..................        0.7               0.6               0.8
          Operating leases................        1.7               0.9               1.2
                                               ------            ------            ------
                                                  2.4               1.5               2.0
                                               ------            ------            ------
                                               $159.0            $ 91.1            $ 78.6
                                               ======            ======            ======
     Personal property --
       Operating leases...................     $ 63.5            $ 37.4            $ 38.1
                                               ======            ======            ======

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

8. INTANGIBLE ASSETS

                                                               FEBRUARY 3,     JANUARY 28,
                                                                  1996             1995
                                                               -----------     ------------
                                                                        (MILLIONS)
Reorganization value in excess of amount allocable to
  identifiable assets......................................      $ 100.2         $  300.2
Excess of cost over net assets acquired....................        294.1            308.5
Tradenames.................................................        458.0            458.0
                                                                  ------         --------
                                                                   852.3          1,066.7
Less accumulated amortization..............................        107.6             60.2
                                                                  ------         --------
Intangible assets -- net...................................      $ 744.7         $1,006.5
                                                                  ======         ========

     Intangible assets are being amortized on a straight-line basis over 20 years, except for tradenames which are being amortized over 40 years. The Company recorded $200.0 million and $75.0 million of tax benefits as reductions of reorganization value in excess of amounts allocable to identifiable assets during the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995, respectively (see Note 12).

9. NOTES RECEIVABLE

                                                               FEBRUARY 3,     JANUARY 28,
                                                                  1996             1995
                                                               -----------     ------------
                                                                       (MILLIONS)
9.5% note relating to the sale of certain divisions in 1988
  and maturing in two equal installments on May 3, 1997 and
  May 3, 1998..............................................      $ 400.0          $400.0
Other......................................................         15.1             8.1
                                                                  ------          ------
                                                                 $ 415.1          $408.1
                                                                  ======          ======

     The $400.0 million note, which is supported by a letter of credit, was transferred to a grantor trust which borrowed $352.0 million under a note monetization facility and transferred such proceeds to the Company (see Note
10).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

10. FINANCING

                                                               FEBRUARY 3,     JANUARY 28,
                                                                  1996             1995
                                                               -----------     ------------
                                                                       (MILLIONS)
Short-term debt:
  Broadway receivables based financing.....................     $   450.5        $     --
  Receivables backed commercial paper......................         117.0           274.9
  Bank credit facility.....................................         100.0            25.0
  Current portion of long-term debt........................          65.6           163.1
                                                                 --------        --------
          Total short-term debt............................     $   733.1        $  463.0
                                                                 ========        ========
Long-term debt:
  Bank credit facility.....................................     $ 1,540.0        $1,700.0
  Receivables backed certificates..........................       1,654.3         1,056.8
  Mortgages................................................         455.7           418.5
  10.0% Senior notes due 2001..............................         450.0           450.0
  8.125% Senior notes due 2002.............................         400.0              --
  Senior convertible discount notes........................            --           306.6
  Note monetization facility...............................         352.0           352.0
  Convertible subordinated notes...........................         350.0              --
  Secured promissory note..................................         242.3              --
  Tax notes................................................         106.8           177.4
  Capitalized leases.......................................          81.1            67.5
  Other....................................................            --             0.4
                                                                 --------        --------
          Total long-term debt.............................     $ 5,632.2        $4,529.2
                                                                 ========        ========

     Interest and financing costs were as follows:

                                           53 WEEKS ENDED    52 WEEKS ENDED    52 WEEKS ENDED
                                          FEBRUARY 3, 1996  JANUARY 28, 1995  JANUARY 29, 1994
                                          ----------------  ----------------  ----------------
                                                              (MILLIONS)
     Interest on debt.....................      $478.2           $244.9            $197.5
     Amortization of financing costs......        21.7             11.5              10.2
     Interest on capitalized leases.......         9.1              6.2               6.0
                                                ------           ------            ------
               Subtotal...................       509.0            262.6             213.7
     Less:
     Interest capitalized on
       construction.......................        (0.9)            (0.5)             (0.2)
     Interest income......................       (47.1)           (43.9)            (49.4)
                                                ------           ------            ------
                                                $461.0           $218.2            $164.1
                                                ======           ======            ======

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Future maturities of long-term debt, other than capitalized leases and including unamortized original issue discount of $1.7 million, are shown below:

                                                                    (MILLIONS)
               Fiscal year:
                 1997...........................................     $  890.0
                 1998...........................................        472.9
                 1999...........................................        934.1
                 2000...........................................      1,156.3
                 2001...........................................        467.7
                 After 2001.....................................      1,631.8

     The Company assumed $1,267.1 million of debt in the acquisition of Broadway. On October 11, 1995, in connection with the acquisition of Broadway, a wholly owned subsidiary of the Company ("FNC II") purchased $422.3 million of mortgage indebtedness of Broadway for 6.8 million shares of common stock of the Company and a $242.3 million Secured Promissory Note.

     On September 27, 1995, the Company issued $350.0 million of 5.0% Convertible Subordinated Notes and thereafter utilized a portion of the proceeds thereof to fund the repurchase of $142.0 million of the 6.25% Convertible Senior Subordinated Notes assumed in the Broadway acquisition.

     On October 3, 1995, the Company issued $400.0 million of 8.125% Senior Notes and utilized $307.4 million of the proceeds thereof to prepay the entire outstanding principal amount of the Company's Senior Convertible Discount Notes due 2004.

     The following summarizes certain provisions of the Company's debt:

BANK CREDIT FACILITY

     The Bank Credit Facility consists of a $2,000.0 million revolving credit facility (the "Revolving Loan Facility") and an $800.0 million term loan facility (the "Term Loan Facility").

     The Revolving Loan Facility provides for revolving credit loans ("Revolving Loans" and, together with the loans under the Term Loan Facility, the "Loans") of up to $2,000.0 million, of which an aggregate of $1,100.0 million is available for seasonal working capital purposes (including a letter of credit subfacility). For 30 consecutive calendar days during the period from December 1 to March 1, commencing December 1, 1995, total borrowings plus the aggregate stated amounts of stand-by letters of credit under the Revolving Loan Facility may not exceed $1,000.0 million ($1,350.0 million in the case of the period from December 1, 1995 to March 1, 1996). The Company's ability to effect borrowings under the Revolving Loan Facility is not subject to any borrowing base requirements or limitations. The Revolving Loan Facility matures on March 31, 2000, with the Revolving Loans then outstanding to be repaid in full on such date.

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     The Company has purchased interest rate caps covering an aggregate notional amount of $1,400.0 million for a period of three years from December 15, 1994. Pursuant to such caps, the Eurodollar rate with reference to which interest on $500.0 million of the Company's variable rate indebtedness is determined is effectively limited to a maximum rate of 8% per annum throughout such three-year period and the Eurodollar rate with reference to which interest on $900.0 million of the Company's variable rate indebtedness is determined is effectively limited to a maximum rate of 7% per annum in the first year of such three-year period, 8% per annum in the second year of such three-year period and 9% per annum thereafter. The Company has also entered into interest rate swap agreements covering an aggregate notional amount of $300.0 million. The Eurodollar rate with reference to which interest on the Company's variable rate indebtedness is determined is effectively converted to a fixed rate of 5.3275% on $100.0 million of borrowings from January 9, 1996 to January 9, 1998, 5.2625% on $100.0 million of borrowings from January 23, 1996 to January 25, 1999 and 5.225% on $100.0 million of borrowings from January 18, 1996 to January 18, 1998.

RECEIVABLES BACKED CERTIFICATES

     On December 15, 1992, Prime Receivables Corporation, a wholly owned subsidiary of the Company ("Prime"), issued $981.0 million ($979.1 million discounted amount) of asset-backed certificates in four separate classes to finance its purchases of revolving consumer credit card receivables generated by the Company's department store operations (other than operations previously conducted by divisions of Macy's). The four classes of certificates are: (i) $450.0 million in aggregate principal amount of 7.05% Class A-1 Asset-Backed Certificates, Series 1992-1 due December 15, 1997; (ii) $450.0 million in aggregate principal amount of 7.45% Class A-2 Asset-Backed Certificates, Series 1992-2 due December 15, 1999; (iii) $40.5 million in aggregate principal amount of 7.55% Class B-1 Asset-Backed Certificates, Series 1992-1 due January 15, 1998; and (iv) $40.5 million in aggregate principal amount of 7.95% Class B-2 Asset-Backed Certificates, Series 1992-2 due January 18, 2000. On January 20, 1995 Prime entered into an agreement pursuant to which it effectively sold an additional $77.0 million of asset-backed certificates to a third party, with such certificates bearing interest at the purchaser's commercial paper rate plus 0.9% and maturing as to $38.5 million in 1998 and $38.5 million in 2000. The $77.0 million of certificates are subject to interest rate caps intended to effectively limit the rate of interest thereon to 11.0% per annum. On July 27, 1995, Prime issued an additional

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

$598.0 million of asset-backed certificates in two separate classes. The two classes are: (i) $546.0 million in aggregate principal amount of 6.75% Class A Asset-Backed Certificates, Series 1995-1 due August 15, 2002 and (ii) $52.0 million in aggregate principal amount of 6.90% Class B Asset-Backed Certificates, Series 1995-1 due September 15, 2002. All of the foregoing certificates represent undivided interests in the assets of a master trust originated by Prime.

RECEIVABLES BACKED COMMERCIAL PAPER

     On January 5, 1993, an indirect wholly owned special purpose financing subsidiary of the Company entered into a liquidity facility with a syndicate of banks providing for the issuance of up to $375.0 million of receivables backed commercial paper. Borrowings under the liquidity facility are secured by an interest in the master trust originated by Prime and are subject to interest rate caps effectively limiting the rate of interest thereon to 10% per annum. As of February 3, 1996 and January 28, 1995 there was $117.0 million and $274.9 million of such commercial paper outstanding, respectively.

BROADWAY RECEIVABLES BASED FINANCING

     Broadway Receivables Inc. , a wholly owned subsidiary of the Company ("BRI"), is a party to a credit facility providing for up to $575.0 million in receivables based financing. The Broadway receivables facility provides for an unaffiliated limited purpose corporation to advance funds to BRI and to fund these advances through the issuance of commercial paper. Outstanding borrowings under the facility, which are secured by Broadway's customer receivables, accrue interest at the A-1/P-1 commercial paper rate plus 1.08%. At February 3, 1996, there was $386.5 million of such borrowings outstanding.

     In September 1994, BRI obtained an additional $64.0 million in receivables based financing through the issuance of subordinated asset backed notes (the "Asset Backed Notes"). The Asset Backed Notes were issued in two classes: $38.0 million of 7.55% Class A notes due in 1999 and $26.0 million of 11.0% Class B notes due 1999. The Asset Backed Notes are redeemable at BRI's option, in whole or in part, on each interest payment date on or after October 15, 1994 and on October 8, 1996 at a redemption price combining principal, accrued interest, unpaid interest, and a make-whole premium. In March 1996, BRI gave notice for redemption of the Asset Backed Notes effective April 15, 1996.

     Subject to such earlier termination as may be agreed upon by the parties, the Broadway receivables facility will expire on October 8, 1996. It is anticipated that, in connection with such termination or expiration, the customer receivables that provided security for the Broadway receivables facility and the Asset Backed Notes will be purchased by Prime.

10.0% SENIOR NOTES DUE 2001

     The 10% Senior Notes due 2001 were issued by the Company on January 27, 1995. The Senior Notes are unsecured obligations of the Company which mature on February 15, 2001 and bear interest at 10% per annum from January 27, 1995, payable semiannually on February 15 and August 15 of each year. The Senior Notes are not redeemable at the option of the Company prior to maturity and are not subject to a sinking fund.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

8.125% SENIOR NOTES DUE 2002

     The 8.125% Senior Notes due 2002 were issued by the Company on October 3, 1995. The Senior Notes are unsecured obligations of the Company which mature on October 15, 2002 and bear interest at 8.125% per annum from October 6, 1995, payable semiannually on October 15 and April 15 of each year, commencing on April 15, 1996. The Senior Notes are not redeemable at the option of the Company prior to maturity and are not subject to a sinking fund.

MORTGAGES

     Certain of the Company's real estate subsidiaries are parties to a mortgage loan facility providing for secured borrowings. Borrowings under the facility will mature in 2002 and bear interest at 9.99% per annum. Borrowings under the facility are secured by liens on certain real property. As of February 3, 1996 and January 28, 1995, there was $345.1 million outstanding under the mortgage loan facility.

     In addition to the mortgage indebtedness described above, the Company and certain of its subsidiaries are obligated under certain other mortgage notes, which are secured by liens on certain real property of the Company's subsidiaries. The aggregate principal amount of such mortgage notes was $118.8 million ($8.2 million included in short-term debt) as of February 3, 1996 and $76.2 million ($2.8 million included in short-term debt) as of January 28, 1995.

CONVERTIBLE SUBORDINATED NOTES

     On September 27, 1995, the Company issued Convertible Subordinated Notes which are unsecured obligations of the Company and are subordinate to all existing and future Senior Debt of the Company and all indebtedness and other liabilities of the Company's subsidiaries. The Convertible Subordinated Notes mature on October 1, 2003 and bear interest at the rate of 5% per annum from September 27, 1995, payable in arrears on October 1 and April 1 of each year, commencing April 1, 1996.

     At any time prior to maturity, unless previously redeemed or repurchased, each holder of Convertible Subordinated Notes will have the right to convert the principal of such holder's Convertible Subordinated Notes into fully-paid and non-assessable shares of Common Stock at the rate of 29.2547 shares of Common Stock for each $1,000 stated principal amount of Convertible Subordinated Notes, provided that such conversion rate will be appropriately adjusted in order to prevent dilution of such conversion right in the event of certain changes in or events affecting the Common Stock and certain consolidations, mergers, sales, leases, transfers, or other dispositions to which the Company is a party. In addition, the Convertible Subordinated Notes will be redeemable at the Company's option, in whole or in part, at anytime on or after October 1, 1998, at the redemption prices plus accrued interest to the date of redemption. The Convertible Subordinated Notes are not subject to a sinking fund.

SECURED PROMISSORY NOTE

     The Secured Promissory Note matures in October 2000 and is secured by liens on certain real property and stock of FNC II. The Secured Promissory Note bears interest at a variable rate equal to LIBOR plus 1.25%. The Secured Promissory Note provides that, at a time to be specified by the Company during the first

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

six months of the term thereof, the interest rate thereunder will be fixed at a rate equal to the applicable Treasury rate plus 1.75%.

TAX NOTES

     The Tax Notes represent agreements with taxing authorities with respect to claims to be paid over varying periods of time up to 6 years, with unpaid balances bearing interest at rates ranging from 8.0% to 9.35% per annum.

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

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                            FEBRUARY 3,     JANUARY 28,
                                                               1996            1995
                                                            -----------     -----------
                                                                    (MILLIONS)
        Merchandise and expense accounts payable........     $ 1,592.7       $ 1,299.2
        Business integration and consolidation
          expenses......................................          13.0            57.8
        Merger related liabilities......................          64.4           173.1
        Taxes other than income taxes...................          94.6           123.3
        Accrued wages and vacation......................          81.4            81.2
        Accrued interest................................          64.3            29.3
        Other...........................................         448.1           419.8
                                                              --------        --------
                                                             $ 2,358.5       $ 2,183.7
                                                              ========        ========

     Included in Other at February 3, 1996 is $22.5 million of accrued severance in connection with the Broadway acquisition related to approximately 2,000 employees. Included in the liability for business integration and consolidation expenses at January 28, 1995 is $26.1 million of accrued severance related to approximately 750 employees of the Abraham & Straus/Jordan Marsh, Rich's/Goldsmith's and Lazarus divisions (see Note 3), all of which was paid out prior to February 3, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

12. TAXES

     Total income taxes were allocated as follows:

                                           53 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                          FEBRUARY 3, 1996    JANUARY 28, 1995    JANUARY 29, 1994
                                          ----------------    ----------------    ----------------
                                                                 (MILLIONS)
     Income from operations..............      $127.3              $143.7              $171.0
     Extraordinary items.................          --                  --                (2.3)
                                               ------              ------              ------
     Total income taxes..................      $127.3              $143.7              $168.7
                                               ======              ======              ======

     Income tax expense attributable to income from operations is as follows:

                              53 WEEKS ENDED                  52 WEEKS ENDED                  52 WEEKS ENDED
                             FEBRUARY 3, 1996                JANUARY 28, 1995                JANUARY 29, 1994
                        ---------------------------     ---------------------------     ---------------------------
                        CURRENT   DEFERRED   TOTAL      CURRENT   DEFERRED   TOTAL      CURRENT   DEFERRED   TOTAL
                        -------   --------   ------     -------   --------   ------     -------   --------   ------
                                                                (MILLIONS)
Federal...............  $ 91.1     $ 13.5    $104.6     $ 82.0     $ 31.4    $113.4     $127.9     $ 10.4    $138.3
State and local.......    19.5        3.2      22.7       21.2        9.1      30.3       33.6       (0.9)     32.7
                        ------      -----    ------     ------      -----    ------      -----      -----    ------
                        $110.6     $ 16.7    $127.3     $103.2     $ 40.5    $143.7     $161.5     $  9.5    $171.0
                        ======      =====    ======     ======      =====    ======      =====      =====    ======

     The income tax expense attributable to income from operations reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995 and January 29, 1994 to income before income taxes and extraordinary items. The reasons for this difference and their tax effects are as follows:

                                             53 WEEKS ENDED     52 WEEKS ENDED     52 WEEKS ENDED
                                            FEBRUARY 3, 1996   JANUARY 28, 1995   JANUARY 29, 1994
                                            ----------------   ----------------   ----------------
                                                                  (MILLIONS)
Expected tax..............................       $ 70.7             $115.9             $128.7
State and local income taxes, net of
  federal income tax expense..............         14.7               19.7               21.2
Permanent difference arising from
  amortization of intangible assets.......         16.6                7.9                6.6
Permanent difference resulting from
  Broadway acquisition....................         22.7                 --                 --
Effect of federal tax rate change on
  deferred income taxes...................           --                 --               14.2
Other.....................................          2.6                0.2                0.3
                                                 ------             ------             ------
                                                 $127.3             $143.7             $171.0
                                                 ======             ======             ======

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                            FEBRUARY 3,      JANUARY 28,
                                                                1996            1995
                                                            ------------     -----------
                                                                     (MILLIONS)
        Deferred tax assets:
             Operating loss carryforwards...............     $    417.0       $   378.3
             Accrued liabilities accounted for on a cash
               basis for tax purposes...................          160.4           174.6
             Postretirement benefits other than
               pensions.................................          179.5           180.8
             Capital lease debt.........................           34.6            28.6
             Allowance for doubtful accounts............           31.7            18.1
             Alternative minimum tax credit
               carryforwards............................           48.9            37.3
             Other......................................          133.8            77.7
                                                              ---------       ---------
                  Total gross deferred tax assets.......        1,005.9           895.4
                  Less valuation allowance..............             --          (114.7)
                                                              ---------       ---------
                  Net deferred tax assets...............        1,005.9           780.7
                                                              ---------       ---------
        Deferred tax liabilities:
             Excess of book basis over tax basis of
               property and equipment...................       (1,335.7)       (1,119.2)
             Prepaid pension expense....................          (71.8)          (76.7)
             Deferred gain from sale of divisions.......          (81.6)          (81.6)
             Merchandise inventories....................         (131.6)          (98.6)
             Effects of reorganization transactions.....          (18.2)         (136.4)
             Other......................................          (25.6)          (23.5)
                                                              ---------       ---------
                  Total gross deferred tax
                    liabilities.........................       (1,664.5)       (1,536.0)
                                                              ---------       ---------
                  Net deferred tax liability............     $   (658.6)      $  (755.3)
                                                              =========       =========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Because tax law limits the use of an acquired enterprise's net operating loss carryforwards to subsequent taxable income of the acquired enterprise in a consolidated tax return for the combined enterprise, management had recorded a valuation allowance of $114.7 million to reflect the estimated amount of deferred tax assets related to Macy's net operating loss carryforwards (the "Macy's NOLs") which may not be realized. During the year ended February 3, 1996, the Company determined that the valuation allowance related to the Macy's NOLs was not required and the excess of cost over net assets acquired was adjusted accordingly.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     As of February 3, 1996, the Company estimated that the Macy's NOL's, which are available to offset future taxable income of Macy's through 2008, were approximately $777.8 million and that Broadway's net operating loss carryforwards, which are available to offset future taxable income of Broadway through 2009, were approximately $302.6 million. The Company also had alternative minimum tax credit carryforwards of $48.9 million which are available to reduce future income taxes, if any, over an indefinite period.

     In connection with the joint plan of reorganization ("POR") of Federated Stores, Inc. ("FSI"), the former parent of the Company and certain of its subsidiaries, the FSI consolidated tax group (which, with respect to periods prior to February 4, 1992, included the Company and such subsidiaries) triggered certain gains (the "Gains") estimated at approximately $1,800.0 million. The Company believed that net operating and capital losses ("NOLs") sufficient to offset the Gains were available at the time the Gains were triggered and, accordingly, that the Company would have no regular federal income tax liability in respect thereof and that it had adequately provided for its estimated alternative minimum tax liability. During the year ended January 28, 1995, the Company recorded $75.0 million of tax benefits related to NOLs generated prior to February 4, 1992 and reduced reorganization value in excess of amounts allocable to identifiable assets accordingly. The remaining issues related to the Gains and the POR were resolved on January 5, 1996 and the Company recorded $200.0 million of tax benefits related to such NOLs as a reduction of reorganization value in excess of amounts allocable to identifiable assets.

     In connection with their respective reorganization proceedings, the Internal Revenue Service ("IRS") audited the tax returns of the Company and certain of its subsidiaries and the FSI consolidated tax group for tax years 1984 through 1989 and asserted certain claims against the Company and such subsidiaries and other members of the FSI consolidated tax group. All of the issues raised by the IRS audit have been resolved except for an issue involving the deductibility of approximately $176.3 million of so-called "break-up fees." This issue was resolved in favor of the Company by the Bankruptcy Court for the Southern District of Ohio, the decision of which was affirmed by the United States District Court for the Southern District of Ohio. Thereafter, the IRS filed an appeal of such decision in the United States Court of Appeals for the Sixth Circuit, where such appeal is currently pending. Although there can be no assurance with respect thereto, management does not expect that the ultimate resolution of this issue will have a material adverse effect on the Company's financial position or results of operations.

13. RETIREMENT PLANS

     The Company has defined benefit plans ("Pension Plans") and defined contribution plans ("Savings Plans") which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has defined benefit supplementary retirement plans which include benefits, for certain employees, in excess of qualified plan limitations. For the 53 weeks ended February 3, 1996, the 52 weeks ended January 28, 1995 and the 52 weeks ended January 29, 1994, net retirement expense for these plans totaled $21.8 million, $3.0 million and $2.7 million, respectively.

     Measurements of plan assets and obligations for the Pension Plans and the defined benefit supplementary retirement plans are calculated as of December 31 of each year. In addition, for such plans, the discount rates used to determine the actuarial present value of projected benefit obligations was 7.25% as of December 31, 1995 and ranged from 8.0% to 8.5% as of December 31, 1994. The assumed rate of increase in future

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

compensation levels was 5.0% as of December 31, 1995 and ranged from 5.0% to 6.0% as of December 31, 1994. The long-term rate of return on assets (Pension Plans only) was 9.75% as of December 31, 1995 and ranged from 9.0% to 9.75% as of December 31, 1994.

PENSION PLANS

     Net pension expense (income) for the Company's Pension Plans included the following actuarially determined components:

                                      53 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                     FEBRUARY 3, 1996    JANUARY 28, 1995    JANUARY 29, 1994
                                     ----------------    ----------------    ----------------
                                                            (MILLIONS)
Service cost.......................      $   31.3             $ 19.9              $ 17.5
Interest cost......................          82.6               39.9                39.0
Actual return on assets............        (243.2)               5.1               (94.1)
Net amortization and deferrals.....         134.5              (73.7)               24.9
Cost of special termination
  benefits.........................            --                 --                 7.8
                                         --------             ------              ------
                                         $    5.2             $ (8.8)             $ (4.9)
                                         ========             ======              ======

     The following table sets forth the projected actuarial present value of benefit obligations and funded status at December 31, 1995 and 1994, for the Pension Plans:

                                                     DECEMBER 31,     DECEMBER 31,
                                                         1995             1994
                                                     ------------     ------------
                                                              (MILLIONS)
Net accumulated benefit obligations, including
  vested benefits of $1,213.2 million and $839.7
  million, respectively..........................      $1,244.5         $  857.6
Projected compensation increases.................          97.8            137.6
                                                       --------         --------
Projected benefit obligations....................       1,342.3            995.2
                                                       --------         --------
Plan assets (primarily stocks, bonds and U.S.
  government securities).........................       1,363.4          1,075.3
Unrecognized loss................................         162.9            127.6
Unrecognized prior service cost..................           1.9              1.9
Unrecognized net asset...........................           0.9               --
                                                       --------         --------
                                                        1,529.1          1,204.8
                                                       --------         --------
Prepaid pension expense..........................      $  186.8         $  209.6
                                                       ========         ========

     The Company's policy is to fund the Pension Plans at or above the minimum required by law. At December 31, 1995 and 1994, the Company had met the full funding limitation. Plan assets are held by independent trustees.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     One of the Company's Pension Plans was amended effective January 1, 1996 to reflect then current salary levels. This amendment resulted in an increase of $3.0 million in the accumulated benefit obligation, which will be recognized over an amortization period of 8.3 years.

SUPPLEMENTARY RETIREMENT PLANS

     Net pension expense for the supplementary retirement plans included the following actuarially determined components:

                                      53 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                     FEBRUARY 3, 1996    JANUARY 28, 1995    JANUARY 29, 1994
                                     ----------------    ----------------    ----------------
                                                            (MILLIONS)
Service cost.......................       $  1.6              $  0.8              $  0.3
Prior service cost.................          1.1                  --                  --
Interest cost on projected benefit
  obligations......................          3.0                 1.7                 1.2
Net amortization and deferral......          0.7                 1.0                (0.3)
                                          ------              ------              ------
                                          $  6.4              $  3.5              $  1.2
                                          ======              ======              ======

     The following table sets forth the projected actuarial present value of unfunded benefit obligations at December 31, 1995 and 1994, for the supplementary retirement plans:

                                                     DECEMBER 31,     DECEMBER 31,
                                                         1995             1994
                                                     ------------     ------------
                                                             (MILLIONS)
Accumulated benefit obligations, including vested
  benefits of $68.4 million and $20.7 million,
  respectively...................................       $ 69.9           $ 21.1
Projected compensation increases.................         16.1             19.7
                                                        ------           ------
Projected benefit obligations....................         86.0             40.8
Unrecognized gain (loss).........................         (6.2)             4.4
Unrecognized prior service cost..................         (6.5)            (7.6)
                                                        ------           ------
Accrued supplementary retirement obligation......       $ 73.3           $ 37.6
                                                        ======           ======

SAVINGS PLANS

     The Savings Plans include a voluntary savings feature for eligible employees. For one plan, the Company's contribution is based on the Company's annual earnings and the minimum Company contribution is 20% of an employee's eligible savings. For the other plans, the Company's contribution is based on a percentage of employee savings. Savings expense amounted to $10.2 million for the 53 weeks ended February 3, 1996, $8.3 million for the 52 weeks ended January 28, 1995 and $6.4 million for the 52 weeks ended January 29, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number it estimates will be needed for distribution on account of stock credits currently outstanding. At February 3, 1996, January 28, 1995 and January 29, 1994, the liability under the plan which is reflected in other liabilities is $7.5 million, $3.9 million and $1.1 million, respectively. Expense for the 53 weeks ended February 3, 1996, the 52 weeks ended January 28, 1995 and the 52 weeks ended January 29, 1994 was immaterial.

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

     Net postretirement benefit expense included the following actuarially determined components:

                                      53 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                     FEBRUARY 3, 1996    JANUARY 28, 1995    JANUARY 29, 1994
                                     ----------------    ----------------    ----------------
                                                            (MILLIONS)
Service cost.......................       $  5.5              $  0.7              $  1.0
Interest cost......................         28.9                 9.1                 9.7
Net amortization and deferral......         (6.8)               (5.8)               (5.8)
                                         -------              ------              ------
                                          $ 27.6              $  4.0              $  4.9
                                          ======              ======              ======

     The measurement of the postretirement benefit obligations is calculated as of December 31. The following table sets forth the projected actuarial present value of unfunded postretirement benefit obligations at December 31, 1995 and 1994:

                                                     DECEMBER 31,     DECEMBER 31,
                                                         1995             1994
                                                     ------------     ------------
                                                             (MILLIONS)
Accumulated postretirement benefit obligation:
Retirees.........................................       $292.7           $246.6
Fully eligible active plan participants..........         47.1             48.9
Other active plan participants...................         56.3             89.6
                                                        ------           ------
Accumulated postretirement benefit obligation....        396.1            385.1
Unrecognized net gain............................         35.5             44.4
Unrecognized prior service cost..................         18.6             20.7
                                                        ------           ------
Accrued postretirement benefit obligation........       $450.2           $450.2
                                                        ======           ======

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The discount rate used in determining the actuarial present value of unfunded postretirement benefit obligations was 7.25% as of December 31, 1995 and ranged from 8.0% to 8.5% as of December 31, 1994.

     The future benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs. For purposes of determining the present values of unfunded postretirement benefit obligations, the annual growth rate in the per capita cost of various components of such medical benefit obligations was assumed to range from 6.0% to 18.0% in the first year, and to decrease gradually for each such component to 6.0% in the twelfth year and to remain at that level thereafter. The foregoing growth rate assumption has a significant effect on such determination. To illustrate, increasing such assumed growth rates by one percentage point would increase the present value of unfunded postretirement benefit obligation as of December 31, 1995 by $26.5 million.

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

     Stock option transactions are as follows:

                                                 53 WEEKS ENDED                52 WEEKS ENDED
                                                FEBRUARY 3, 1996              JANUARY 28, 1995
                                            -------------------------     -------------------------
          (SHARES IN THOUSANDS)             SHARES      GRANT PRICE       SHARES      GRANT PRICE
                                            -------    --------------     -------    --------------
Outstanding, beginning of year............  6,151.5    $11.625-25.000     3,038.5    $11.625-25.000
Granted...................................  2,291.1     19.000-28.500     3,597.4     18.625-23.625
Canceled..................................   (435.6)    16.000-23.625      (218.2)    11.625-23.625
Exercised.................................   (591.3)    15.625-23.625      (266.2)    11.625-20.875
                                            -------    --------------     -------    --------------
Outstanding, end of year..................  7,415.7    $11.625-28.500     6,151.5    $11.625-25.000
                                            =======    ==============     =======    ==============
Exercisable, end of year..................  2,750.2    $11.625-25.000     1,904.1    $11.625-25.000
                                            =======    ==============     =======    ==============

     As of February 3, 1996, 9,984,600 shares of Common Stock were available for additional grants pursuant to the Company's equity plan, of which 204,900 shares were available for grant in the form of restricted stock. In the year ended February 3, 1996, no shares of Common Stock were granted in the form of restricted stock.

16. SHAREHOLDERS' EQUITY

     The authorized shares of the Company consist of 125.0 million shares of preferred stock ("Preferred Stock"), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share, with 232.4 million shares of Common Stock issued and 202.7 million shares of

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Common Stock outstanding at February 3, 1996, 212.2 million shares of Common Stock issued and 182.6 million shares outstanding at January 28, 1995 and 126.3 million shares of Common Stock issued and outstanding at January 29, 1994 (with shares held in the Company's treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

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

FUTURE STOCK ISSUANCES

     The Company is authorized to issue 10.2 million shares of Common Stock (subject to adjustment) upon the conversion of the Convertible Subordinated Notes, 1.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series B Warrants, 9.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series C Warrants,
9.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series D Warrants and 0.2

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series E Warrants. The warrants have the following terms:

                                SHARES PER    EXERCISE    EXPIRATION
                                 WARRANT       PRICE         DATE
                                ----------   ----------   ----------
Series B......................     1.047       $35.00       2/15/00
Series C......................     1.000        25.93      12/19/99
Series D......................     1.000        29.92      12/19/01
Series E......................     0.270        17.00      10/08/99

     In February 1996, the Company issued 4.1 million shares of Common Stock and received $99.0 million in proceeds from the exercise of the Company's Series A Warrants, which expired on February 15, 1996.

     In addition to the stock options described in Note 15, the Company issued options to purchase 1.5 million shares of Common Stock at prices ranging from $14.81 to $51.85 in connection with the acquisition of Broadway (of which options to purchase 1.3 million shares of Common Stock remained outstanding as of February 3, 1996).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Shareholders' Equity consists of the following:

                                           52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                          FEBRUARY 3, 1996    JANUARY 28, 1995    JANUARY 29, 1994
                                          ----------------    ----------------    ----------------
                                                                 (MILLIONS)
Preferred stock.........................      $     --            $     --            $     --
                                              --------            --------            --------
Common stock:
     Balance, beginning of year.........      $    2.1            $    1.3            $    1.3
     Issuance of common stock...........           0.2                 0.8                  --
                                              --------            --------            --------
     Balance, end of year...............           2.3                 2.1                 1.3
                                              --------            --------            --------
Additional paid-in capital:
     Balance, beginning of year.........       3,711.3             1,975.7             1,968.0
     Issuance of common stock...........         557.1             1,617.7                 7.7
     Issuance of warrants...............            --               118.4                  --
     Cancellation of treasury stock.....            --                (0.5)                 --
                                              --------            --------            --------
     Balance, end of year...............       4,268.4             3,711.3             1,975.7
                                              --------            --------            --------
Unearned restricted stock:
     Balance, beginning of year.........          (8.5)               (4.1)               (7.3)
     Cancellation (issuance) of common
       stock............................           0.7                (7.1)                0.1
     Amortization.......................           4.6                 2.7                 3.1
                                              --------            --------            --------
     Balance, end of year...............          (3.2)               (8.5)               (4.1)
                                              --------            --------            --------
Treasury stock:
     Balance, beginning of year.........        (559.1)               (0.9)
     Additions..........................          (3.1)             (558.7)               (0.9)
     Cancellations......................            --                 0.5                  --
                                              --------            --------            --------
     Balance, end of year...............        (562.2)             (559.1)               (0.9)
                                              --------            --------            --------
Accumulated equity:
     Balance, beginning of year.........         493.8               306.2               113.0
     Net income.........................          74.6               187.6               193.2
                                              --------            --------            --------
     Balance, end of year...............         568.4               493.8               306.2
                                              --------            --------            --------
Total shareholders' equity..............      $4,273.7            $3,639.6            $2,278.2
                                              ========            ========            ========

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     Changes in the number of shares held in the treasury are as follows:

                                                  53 WEEKS ENDED     52 WEEKS ENDED
                                                 FEBRUARY 3, 1996   JANUARY 28, 1995
                                                 ----------------   ----------------
                                                             (THOUSANDS)
            Balance, beginning of year..........     29,604.7               40.6
            Additions:
                 Acquisition of Macy's..........           --           29,474.2
                 Restricted stock...............         40.8               15.7
                 Deferred compensation plan.....         83.4               98.4
            Cancellations.......................           --              (24.2)
                                                     --------           --------
            Balance, end of year................     29,728.9           29,604.7
                                                     ========           ========

     In connection with the acquisition of Macy's, 29.5 million shares were issued to wholly owned subsidiaries of the Company and are reflected as treasury shares in the Consolidated Financial Statements. Additions to treasury stock for restricted stock represent shares accepted in lieu of cash to cover employee tax liability upon lapse of restrictions. Under the deferred compensation plan, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding.

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

     Other assets

     Other assets primarily represent investments in joint ventures accounted for on the equity basis. The fair value of such investments approximates the carrying value based on recent appraisals.

     As of January 28, 1995, other assets also included the Company's ownership of approximately 6.58% of the common stock of Ralph's Grocery Company ("Ralph's"), the fair value of which was estimated as of such

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

date based on the terms of the pending sale thereof. The Company sold this long-term investment during 1995.

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

     Interest rate swap agreements

     The fair values of the interest rate swap agreements are obtained from dealer quotes. The values represent the estimated amount the Company would pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties. The interest rate swap agreements pertain to the note monetization and working capital facilities and, although currently in net payable positions, management intends to hold these agreements to their maturity dates.

     The estimated fair values of the Company's financial instruments are as follows:

                                            FEBRUARY 3, 1996               JANUARY 28, 1995
                                      ----------------------------   ----------------------------
                                         CARRYING          FAIR         CARRYING          FAIR
                                          AMOUNT          VALUE          AMOUNT          VALUE
                                      ---------------   ----------   ---------------   ----------
                                      (MILLIONS)
Cash and short-term investments.....     $   172.5       $  172.5       $   206.5       $  206.5
Notes receivable....................         415.1          422.3           408.1          406.1
Other assets........................          30.4           30.4            43.0           52.4
Long-term debt......................       5,551.1        5,747.3         4,499.7        4,518.5
Interest rate cap agreements........          15.8            0.8            24.0           19.5
Interest rate swap agreement........            --          (30.9)             --          (20.5)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The estimated fair values and related unrecognized loss of the Company's interest rate cap and swap agreements are as follows:

                                                     FEBRUARY 3, 1996                        JANUARY 28, 1995
                                            -----------------------------------     -----------------------------------
NOTIONAL                                    CARRYING     FAIR      UNRECOGNIZED     CARRYING     FAIR      UNRECOGNIZED
 AMOUNT     RATE             TERM            VALUE       VALUE     GAIN (LOSS)       VALUE       VALUE     GAIN (LOSS)
- --------   -------   ---------------------  --------     -----     ------------     --------     -----     ------------
                                                                            (MILLIONS)
Interest Rate Caps:
$ 500.0         8%    12/15/94 to 12/15/97   $  4.7       0.1           (4.6)        $  7.3      $6.1        $   (2.1)
$ 900.0         7%    12/15/94 to 12/15/95
                8%    12/15/95 to 12/15/96
                9%    12/15/96 to 12/15/97      7.8       0.1           (7.7)        $ 11.9     $10.3        $   (1.6)
$ 375.0        10%    02/03/95 to 01/03/01      3.0       0.4           (2.6)           4.5       2.7            (1.8)
$  38.5        11%    01/20/95 to 03/15/98      0.1       0.1             --            0.1       0.1              --
$  38.5        11%    01/20/95 to 03/15/00      0.2       0.1           (0.1)           0.2       0.3             0.1
                      Interest Rate Swaps:
$ 352.0     9.944%    $176.0 to 5/3/97 and
                          $176.0 to 5/3/98       --      (29.9)        (29.9)            --     (20.5)          (20.5)
$ 100.0    5.3275%        1/9/96 to 1/9/98       --       (0.5)         (0.5)            --        --              --
$ 100.0    5.2625%      1/23/96 to 1/25/99       --       (0.2)         (0.2)            --        --              --
$ 100.0     5.225%      1/18/96 to 1/18/98       --       (0.3)         (0.3)            --        --              --

     The interest rate cap agreements in effect at February 3, 1996 are used to hedge interest rate risk related to variable rate indebtedness under the Company's bank credit facility and receivables backed commercial paper program and certain asset-backed certificates. These interest rate cap agreements are recorded at cost and are amortized on a straight-line basis over the life of the cap.

     The interest rate swap agreements described in the foregoing table relate to the note monetization and bank credit facilities. The note monetization facility bears interest based on LIBOR, subject to certain adjustments. The interest rate swap agreement for the note monetization facility converts this variable rate debt (LIBOR plus 0.40%) to a fixed rate of 10.344% (9.944% fixed rate plus 0.40%). The trust that is the borrower under the note monetization facility receives fixed-rate interest on the promissory note constituting such trust's principal asset. The other interest rate swap agreements are used to, in effect, fix the interest on a portion of the debt outstanding under the bank credit facilities.

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

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments. Credit risk with respect to trade receivables is concentrated in the geographic regions in which the Company operates stores. Such concentra-

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

tions, however, are considered to be limited due to the Company's large number of customers and their dispersion across many regions.

18. QUARTERLY RESULTS (UNAUDITED)

     Unaudited quarterly results for the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995, were as follows:

                                                FIRST        SECOND       THIRD        FOURTH
                                               QUARTER      QUARTER      QUARTER      QUARTER
                                               --------     --------     --------     --------
                                                    (MILLIONS, EXCEPT PER SHARE DATA)
53 Weeks Ended February 3, 1996:
  Net sales..................................  $2,988.0     $3,047.2     $3,748.4     $5,264.9
  Operating income...........................      10.8          1.8        105.0        545.3
  Net income (loss)..........................  $  (57.0)    $  (66.9)    $  (46.4)    $  244.9
  Earnings (Loss) per share..................  $   (.31)    $   (.37)    $   (.24)    $   1.21
  Fully diluted earnings (loss) per share....      (.31)        (.36)        (.23)        1.15
52 Weeks Ended January 28, 1995:
  Net sales..................................  $1,653.6     $1,596.1     $1,926.8     $3,139.4
  Operating income...........................     103.4         59.0        129.3        257.8
  Net income.................................  $   32.2     $    3.8     $   44.3     $  107.3
  Earnings per share.........................  $    .25     $    .03     $    .35     $    .71
  Fully diluted earnings per share...........       .25          .03          .35          .68

19. LEGAL PROCEEDINGS

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

     Certain claims or portions thereof (collectively, the "Cash Payment Claims") against the Macy's Debtors, which, to the extent allowed by the New York Bankruptcy Court, will be paid in cash pursuant to the Macy's POR are currently disputed by the Company. The aggregate amount of disputed Cash Payment Claims ultimately allowed by the New York Bankruptcy Court may be more or less than the estimated allowed amount thereof. The aggregate face amount of disputed Cash Payment Claims was approximately $293.6 million, while the estimated allowed amount thereof was approximately $217.8 million. Although there can be no assurance with respect thereto, management believes that the actual allowed amount of disputed Cash Payment Claims will not exceed the estimated allowed amount thereof.

     The Company and its subsidiaries are also involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's results of operations and financial position.