Form 10-Q
period 1996-05-04
FEDERATED DEPARTMENT STORES INC /DE/
filed 1996-06-18
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended May
4, 1996.





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
    (State of         (Commission File No.)         (I.R.S. Employer
  Incorporation                                     Identification Number)



The Registrant has filed all reports required to be filed by
Section 12, 13 or 15 (d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

207,663,740 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of June 1, 1996.


                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Operations
                           (Unaudited)

              (thousands, except per share figures)

                                                13 Weeks Ended            13 Weeks Ended
                                                    May 4,                     April 29,
                                                     1996                       1995
Net Sales, including leased department sales      $ 3,300,665                $2,988,006

Cost of sales                                       2,014,648                 1,823,921

Selling, general and administrative expenses        1,153,065                 1,069,959

Business integration and consolidation expenses        77,688                    83,322

Operating Income                                       55,264                    10,804

Interest expense                                     (123,345)                 (109,501)

Interest income                                        11,064                    11,949

Loss Before Income Taxes                              (57,017)                  (86,748)

Federal, state and local income tax benefit            19,071                    29,749

Net Loss                                          $   (37,946)               $  (56,999)

Loss per Share                                    $      (.18)               $     (.31)

Average Number of Shares Outstanding                  206,710                   182,682


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.










                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (thousands)

                                         May 4,           February 3,           April 29,
                                          1996               1996                 1995
ASSETS:
 Current Assets:
  Cash                               $    195,473        $    172,518          $   150,242
  Accounts receivable                   2,944,595           2,842,077            2,237,598
  Merchandise inventories               3,204,023           3,094,848            2,553,193
  Supplies and prepaid expenses           150,566             176,411              114,191
  Deferred income tax assets               97,791              74,511              130,167
   Total Current Assets                 6,592,448           6,360,365            5,185,391

 Property and Equipment - net           6,231,782           6,305,167            5,245,346
 Intangible Assets - net                  737,868             744,689            1,037,861
 Notes Receivable                         210,758             415,066              407,293
 Other Assets                             377,879             469,763              386,818

   Total Assets                      $ 14,150,735        $ 14,295,050          $12,262,709

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                    $    537,594        $    733,115          $   671,741
  Accounts payable and accrued
    liabilities                         2,201,922           2,358,543            2,085,154
  Income taxes                              2,899               6,411                9,621
   Total Current Liabilities            2,742,415           3,098,069            2,766,516

 Long-Term Debt                         5,768,933           5,632,232            4,526,191
 Deferred Income Taxes                    731,200             732,936              886,506
 Other Liabilities                        556,671             558,127              498,627
 Shareholders' Equity                   4,351,516           4,273,686            3,584,869

   Total Liabilities and
        Shareholders' Equity         $ 14,150,735        $ 14,295,050          $12,262,709


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.





                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (thousands)
                                                        13 Weeks Ended           13 Weeks Ended
                                                          May 4, 1996            April 29, 1995
Cash flows from operating activities:
 Net loss                                               $    (37,946)            $    (56,999)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization of property
   and equipment                                             125,859                  103,309
   Amortization of intangible assets                           6,821                   10,828
   Amortization of financing costs                             5,799                    4,968
   Amortization of original issue discount                       110                      904
   Amortization of unearned restricted stock                     644                    1,122
   Changes in assets and liabilities:
      Decrease in accounts receivable                         97,479                   28,053
      Increase in merchandise inventories                   (109,175)                (172,572)
      (Increase) decrease in supplies and prepaid
       expenses                                               25,845                  (14,632)
      Decrease in other assets not separately
       identified                                              8,350                    7,392
      Decrease in accounts payable and accrued
       liabilities not separately identified                (144,403)                 (70,260)
      Decrease in current income taxes                        (3,512)                 (46,292)
      Increase (decrease) in deferred income taxes           (25,016)                   1,015
      Decrease in other liabilities not separately
       identified                                             (1,455)                  (6,208)
       Net cash used by operating activities                 (50,600)                (209,372)

Cash flows from investing activities:
 Purchase of property and equipment                          (62,029)                 (45,995)
 Disposition of property and equipment                        92,007                   23,804
       Net cash provided (used) by investing
         activities                                           29,978                  (22,191)

Cash flows from financing activities:
 Debt issued                                                  46,865                  311,918
 Financing costs                                                (406)                    (290)
 Debt repaid                                                (105,796)                (107,152)
 Decrease in outstanding checks                              (12,218)                 (30,297)
 Acquisition of treasury stock                                  (574)                    (347)
 Issuance of common stock                                    115,706                    1,483
       Net cash provided by financing activities              43,577                  175,315


(Continued)
                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (thousands)
                                                        13 Weeks Ended           13 Weeks Ended
                                                          May 4, 1996            April 29, 1995
 Net increase (decrease) in cash                              22,955                  (56,248)
 Cash at beginning of period                                 172,518                  206,490

 Cash at end of period                                  $    195,473                $ 150,242


 Supplemental cash flow information:
  Interest paid                                         $    128,477                $  72,386
  Interest received                                           11,682                   12,380
  Income taxes paid (net of refunds received)                  5,198                   15,282





The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.


                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

1.   Summary of Significant Accounting Policies

  A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996 (the "1995 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 1995 10-K.

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 weeks ended May 4, 1996 and April 29, 1995 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 weeks ended May 4, 1996 and April 29, 1995, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

2.   Acquisition of Company

  The Company acquired Broadway Stores, Inc. ("Broadway") pursuant to an Agreement and Plan of Merger dated August 14, 1995. The total purchase price of the Broadway acquisition was approximately $1,620.0 million, consisting of (i) 12.6 million shares of common stock and options to purchase an additional 1.5 million shares of common stock valued at $352.9 million and (ii) $1,267.1 million of Broadway debt. In addition, a wholly owned subsidiary of the Company purchased $422.3 million of mortgage indebtedness of Broadway for 6.8 million shares of common stock of the Company and a $242.3 million promissory note.

  The Broadway acquisition was accounted for under the purchase method and, accordingly, the results of operations of Broadway have been included in the Company's results of operations since July 29, 1995 and the purchase price has been allocated to Broadway's assets and liabilities based on their estimated fair values as of that date.

  The Company's accrued severance liability related to the Broadway acquisition of $22.5 million at February 3, 1996 was paid out during the 13 weeks ended May 4, 1996.

  The following unaudited pro forma condensed statement of operations gives effect to the Broadway acquisition and related financing transactions as if such transactions had occurred at the beginning of the period presented.

                                           13 Weeks Ended
                                           April 29, 1995
                                (millions, except per share figure)
     Net sales                             $  3,411.9
     Net loss                                   (83.9)
     Loss per share                              (.42)


                FEDERATED DEPARTMENT STORES, INC.

     Notes to Consolidated Financial Statements  (Continued)
                           (Unaudited)


  The foregoing unaudited pro forma condensed statement of operations gives effect to, among other pro forma adjustments, the following:

  (i) Interest expense on debt incurred in connection with the acquisition and the reversal of certain of Broadway's historical interest expense;
(ii) Amortization, over 20 years, of the excess of cost over net assets acquired;
(iii) Depreciation and amortization adjustments related to fair market value of assets acquired;
(iv)   Adjustments to income tax expense related to the above; and
(v)    Adjustments for shares issued.

  The foregoing unaudited pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the Broadway acquisition been consummated on the first day of the period presented or of future results.

3.   Business Integration and Consolidation Expenses

  During the 13 weeks ended May 4, 1996, the Company recorded $77.7 million of business integration and consolidation expenses associated with the integration of Broadway into the Company ($65.9 million) and the ongoing consolidation of Macy's and other support operation restructurings ($11.8 million). Included in the Broadway integration expenses were $36.6 million of inventory valuation adjustments to merchandise in lines of business which the Company, subsequent to acquisition, eliminated or replaced. The remainder of the Broadway integration expenses relate primarily to the incremental costs associated with converting the Broadway stores to other nameplates including advertising, credit card issuance and promotion, data processing conversion and other name change expenses and the costs of operating Broadway central office functions for a transitional period.

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








                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


  For purposes of the following discussion, all references to "first quarter of 1996" and "first quarter of 1995" are to the Company's 13-week fiscal periods ended May 4, 1996 and April
  29, 1995, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended May 4, 1996 and April 29, 1995

  Net sales for the first quarter of 1996 totaled $3,300.7 million, compared to net sales of $2,988.0 million for the first quarter of 1995, an increase of 10.5%. Sales for the first quarter of 1996 include the stores added in the Broadway acquisition. On a comparable store basis, sales for the first quarter of 1996 increased 4.6% over the first quarter of 1995. Net sales for the first quarter of 1996 were somewhat negatively impacted by the Company's efforts to gradually reduce the degree to which it utilizes promotional selling practices with respect to home-related merchandise.

  Cost of sales was 61.0% as a percent of net sales for both the first quarter of 1996 and the first quarter of 1995. Cost of sales includes no charge in the first quarter of 1996, compared to a charge of $1.8 million in the first quarter of 1995 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

  Selling, general and administrative expenses were 34.9% as a percent of net sales for the first quarter of 1996 compared to 35.8% for the first quarter of 1995. The improvement primarily reflects the operating efficiencies resulting from the integration of Macy's into the Company in fiscal 1995.

  Business integration and consolidation expenses for the first quarter of 1996 consist of $65.9 million associated with the integration of Broadway and $11.8 million related to the ongoing consolidation of Macy's and other support operation restructurings. During the remainder of fiscal 1996, the Company expects to incur approximately $220.0 million of additional business integration and consolidation expenses in connection with the consolidation of Broadway, the ongoing consolidation of Macy's and the support operation restructurings.

  Business integration and consolidation expenses for the first quarter of 1995 consist of $73.5 million associated with integration of Macy's into the Company and $9.8 million related to the consolidation of the Company's
  Rich's/Goldsmith's and Lazarus divisions.

  Net interest expense was $112.3 million for the first quarter of 1996, compared to $97.6 million for the first quarter of 1995. The higher interest expense for the first quarter of 1996 is principally due to the higher levels of borrowings incurred in connection with the acquisition of Broadway.

  Income tax benefit was $19.1 million for the first quarter of 1996. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes principally because of permanent differences arising from the amortization of intangible assets, and the effect of state and local income taxes.


                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Liquidity and Capital Resources

  The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

  Net cash used by operating activities in the first quarter of 1996 was $50.6 million, a decrease of $158.8 million from the net cash used by operating activities in the first quarter of 1995 of $209.4 million. The major factor contributing to this improvement was greater reductions in customer accounts receivables due to Broadway store closings.

  Net cash provided by the Company for all financing activities was $43.6 million for the first quarter of 1996. During the first quarter of 1996, the Company repaid $105.8 million of debt, including $64.0 million of asset-backed notes issued by a subsidiary of Broadway, and borrowed $46.9 million under its credit facilities. The Company also issued 4.1 million shares of common stock and received $99.0 million in proceeds upon the exercise of its Series A Warrants.

  Net cash provided by investing activities was $30.0 million for the first quarter of 1996, with purchases of property and equipment totaling $62.0 million and dispositions of property and equipment, principally Broadway stores, totaling $92.0 million. The Company opened one new furniture gallery and closed two Broadway department stores, one temporarily for renovation, in the first quarter of 1996.

  On May 3, 1997, a $200.0 million installment of a note receivable matures and $176.0 million of borrowings under a note monetization facility become due and payable
  Accordingly, as of May 4, 1996, such amounts have been included in accounts receivable and short-term debt, respectively.

  On May 14, 1996, a wholly owned subsidiary of the Company issued $238.8 million of asset-backed certificates in two separate classes. The two classes are: (i) $218.0 million in aggregate principal amount of 6.70% Class A Asset-Backed Certificates, Series 1996-1 due May 15, 2001 and (ii) $20.8 million in aggregate principal amount of 6.85% Class B Asset-Backed Certificates, Series 1996-1 due June 15, 2001. On the same day, the Company terminated the receivables based credit facility of a subsidiary of Broadway and repaid all commercial paper borrowings outstanding thereunder, which amounted to $368.4 million as of May 4, 1996.

  On  May 22, 1996,  the  Company  issued  $450.0  million  of
  8-1/2% Senior Notes due 2003, and subsequently prepaid $195.4 million of term borrowings under its bank credit facility.

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





                  PART II - - OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

Item 1.   Legal Proceedings

      The information regarding legal proceedings contained in the 1995 10-K covers events known to the Company and occurring prior to March 15, 1996. The following is a general description of certain developments in the legal proceedings known to the Company that arose subsequent to that date and prior to June 4, 1996.

      Cash Payment Claims Against Macy's Debtors

      As reported in the 1995 10-K, certain claims or portions thereof (collectively the "Cash Payment Claims") against the Macy's Debtors which, to the extent allowed by the United States Bankruptcy Court for the Southern District of New York, will be paid in cash pursuant to the Macy's POR, are currently disputed by the Company. As of June 4, 1996, the aggregate face amount of disputed Cash Payment Claims was approximately $216.8 million, while the estimated allowed amount thereof was approximately $210.8 million. Although there can be no assurance with respect thereto, the Company believes that the actual allowed amount of disputed Cash Payment Claims will not exceed the estimated allowed amount thereof.

      Other Proceedings

      The review by the Attorney General of the State of California of the anticompetitive effects of the Company's acquisition of Broadway, which was previously reported in
      Item 3 of the 1995 10-K, was resolved pursuant to a Settlement Agreement dated as of May 23, 1996, the provisions of which are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

      The Company and its subsidiaries are also involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of the Company's stockholders was held on May 17, 1996. The Company's stockholders voted on the following items at such meeting:

       i. The stockholders approved the election of four Directors for a three-year term expiring at the 1999 Annual Meeting of the Company's stockholders (except that Mr. Everingham is expected to submit his resignation at the 1997 annual meeting of stockholders). The votes for such elections were as follows:
          Lyle Everingham - 170,504,005 votes in favor and 36,955,132 votes withheld; Meyer Feldberg - 170,509,343 votes in favor and 36,949,794 votes withheld; Ronald W. Tysoe - 170,491,142 votes in favor and 36,967,995 votes withheld; and Marna C. Whittington - 170,505,410 votes in favor and 36,953,727 votes withheld. There were no broker non-votes on this item.

                  PART II - - OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


       ii.The stockholders ratified the employment of KPMG Peat
          Marwick LLP as the Company's independent accountants for the fiscal year ending February 1, 1997. The votes for the ratification were 171,211,091, the votes against the ratification were 71,250, the votes abstained were 101,848, and there were no broker non-votes.

       iii.The stockholders voted against a resolution by a stockholder to publish periodically in various newspapers a detailed statement disclosing political and related contributions made by the Company. The votes against the resolution were 137,920,284, the votes for the resolution were 5,205,645, the votes abstained were 16,020,263, and there were 12,237,997 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

       4.1 Amendment No. 3, dated as of April 26, 1996, to the Credit Agreement, dated as of December 19, 1994, among the Company, the banks, financial institutions and other institutional lenders parties thereto (collectively, the "Lender Parties"), Citibank, N.A., as administrative agent for the Lender Parties, and Chemical Bank, as agent

       4.2 Seventh Supplemental Trust Indenture, dated as of May 22, 1996, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee (incorporated by reference to
       Exhibit 4 of the Company's Registration Statement on Form 8-K dated May 21, 1996)

       11  Statement re computation of per share earnings

       27  Financial Data Schedule

     (b)  Reports on Form 8-K

       No reports were filed on Form 8-K during the quarter ended
May 4, 1996.


                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT STORES, INC.



Date  June 18, 1996                     /s/ Dennis J. Broderick
                                            Dennis J. Broderick
                                          Senior Vice President,
                                        General Counsel and Secretary




                                        /s/ John E. Brown
                                            John E. Brown
                                          Senior Vice President
                                             and Controller
                                        (Principal Accounting Officer)