Form 10-Q
period 1996-08-03
FEDERATED DEPARTMENT STORES INC /DE/
filed 1996-09-17
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of   the
Securities  Exchange  Act of 1934 for the  fiscal  quarter  ended
August 3, 1996.







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

207,811,452 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 31, 1996.

                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Operations
                           (Unaudited)

              (thousands, except per share figures)

                                         13 Weeks Ended                 26 Weeks Ended
                                   August 3,       July  29,       August 3,      July 29,
                                     1996           1995              1996          1995
Net Sales, including leased
department sales                  $3,284,228      $3,047,249      $6,584,893     $6,035,255

Cost of sales                      1,995,573       1,862,915       4,010,221      3,686,836

Selling, general and
 administrative expenses           1,113,984       1,067,887       2,267,049      2,137,846

Business integration and
 consolidation expenses               98,917          89,023         176,605        172,345

Charitable contribution to
 Federated Department Stores
 Foundation                                -          25,581               -         25,581

Operating Income                      75,754           1,843         131,018         12,647

Interest expense                    (126,996)       (114,057)       (250,341)      (223,558)

Interest income                       11,382          10,841          22,446         22,790

Loss Before Income Taxes             (39,860)       (101,373)        (96,877)      (188,121)

Federal, state and local income
 tax benefit                          12,667          34,447          31,738         64,196

Net Loss                          $  (27,193)     $  (66,926)     $  (65,139)    $ (123,925)

Loss per Share                    $     (.13)     $     (.37)     $     (.31)    $     (.68)

Average Number of Shares
 Outstanding                         207,663         182,830         207,187        182,754

The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.


                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (thousands)

                                         August 3,       February 3,        July 29,
                                           1996             1996              1995
ASSETS:
 Current Assets:
  Cash                                $    134,133      $    172,518      $    238,173
  Accounts receivable                    2,768,417         2,842,077         2,157,512
  Merchandise inventories                3,234,271         3,094,848         2,694,564
  Supplies and prepaid expenses            176,729           176,411           107,509
  Deferred income tax assets               115,541            74,511           198,123
   Total Current Assets                  6,429,091         6,360,365         5,395,881

 Property and Equipment - net            6,270,870         6,305,167         5,261,698
 Intangible Assets - net                   731,047           744,689         1,027,033
 Notes Receivable                          204,035           415,066           407,276
 Other Assets                              397,326           469,763           365,436

   Total Assets                       $ 14,032,369      $ 14,295,050      $ 12,457,324

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                     $    375,363      $    733,115      $    259,988
  Accounts payable and accrued
   liabilities                           2,386,569         2,358,543         2,139,335
  Income taxes                               3,211             6,411            35,729
   Total Current Liabilities             2,765,143         3,098,069         2,435,052

 Long-Term Debt                          5,644,524         5,632,232         5,121,445
 Deferred Income Taxes                     730,725           732,936           873,285
 Other Liabilities                         561,847           558,127           503,223
 Shareholders' Equity                    4,330,130         4,273,686         3,524,319

   Total Liabilities and Shareholders'
    Equity                            $ 14,032,369      $ 14,295,050      $ 12,457,324

The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (thousands)
                                           26 Weeks Ended         26 Weeks Ended
                                           August 3, 1996          July 29, 1995
Cash flows from operating activities:
 Net loss                                   $    (65,139)         $    (123,925)
 Adjustments to reconcile net loss to
  net cash provided (used) by operating
  activities:
   Depreciation and amortization of
    property and equipment                       251,657                206,556
   Amortization of intangible assets              13,642                 21,656
   Amortization of financing costs                14,159                  9,955
   Amortization of original issue discount           225                    981
   Amortization of unearned restricted stock       1,334                  2,569
   Changes in assets and liabilities:
      Decrease in accounts receivable            273,457                108,139
      Increase in merchandise inventories       (139,423)              (313,943)
      Increase in supplies and prepaid
       expenses                                     (318)                (7,950)
      Decrease in other assets not
       separately identified                      22,517                 29,982
      Increase (decrease) in accounts
       payable and accrued liabilities
       not separately identified                  49,213                 (9,700)
      Decrease in current income taxes            (3,200)               (29,590)
      Decrease in deferred income taxes          (43,241)               (69,064)
      Increase (decrease) in  other
       liabilities not separately identified       3,420                 (1,612)
       Net cash provided (used) by operating
          activities                             378,303               (175,946)

Cash flows from investing activities:
 Purchase of property and equipment             (264,402)              (169,932)
 Disposition of property and equipment           105,053                 23,841
       Net cash used by investing activities    (159,349)              (146,091)

Cash flows from financing activities:
 Debt issued                                     688,665                597,106
 Financing costs                                 (11,016)                (3,859)
 Debt repaid                                  (1,034,350)              (208,916)
 Decrease in outstanding checks                  (21,187)               (36,676)
 Acquisition of treasury stock                      (598)                  (375)
 Issuance of common stock                        121,147                  6,440
       Net cash (used) provided by financing
           activities                           (257,339)               353,720


(Continued)

                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (thousands)

                                           26 Weeks Ended         26 Weeks Ended
                                           August 3, 1996          July 29, 1995

 Net (decrease) increase in cash            $    (38,385)         $      31,683
 Cash at beginning of period                     172,518                206,490

 Cash at end of period                      $    134,133          $     238,173


 Supplemental cash flow information:
  Interest paid                             $    219,793          $     168,239
  Interest received                               13,611                 23,046
  Income taxes paid (net of refunds
   received)                                       9,368                 28,861



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

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 26 weeks ended August 3, 1996 and July 29, 1995 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 and 26 weeks ended August 3, 1996 and July 29, 1995, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

  The  following  unaudited  pro forma  condensed  statements  of
  operations  gives  effect  to  the  Broadway  acquisition   and
  related financing transactions as if such transactions had occurred at the beginning of the period presented.

                                13 Weeks Ended          26 Weeks Ended
                                July 29, 1995           July 29, 1995
                                 (millions, except per share figures)

    Net sales                       $3,507.9              $6,919.8
    Net loss                           (90.3)               (174.2)
    Loss per share                      (.45)                 (.86)




                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)


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

  The foregoing unaudited pro forma information is provided  for
  illustrative  purposes  only  and  does  not  purport   to   be
  indicative of results that actually would have been achieved had the Broadway acquisition been consummated on the first day of the periods presented or of future results.

3.   Business Integration and Consolidation Expenses

  During the 26 weeks ended August 3, 1996, the Company recorded $176.6 million of business integration and consolidation expenses associated with the integration of Broadway into the Company ($148.7 million) and the ongoing consolidation of Macy's and other support operation restructurings ($27.9 million). Included in the Broadway integration expenses were $65.7 million of inventory valuation adjustments to merchandise in lines of business which the Company, subsequent to acquisition, eliminated or replaced. The remainder of the Broadway integration expenses relate primarily to the costs associated with converting the Broadway stores to other name plates (including advertising, credit card issuance and promotion, and other name change expenses) and the costs of operating Broadway central office functions for a transitional period.

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




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations

  Results of Operations

  Comparison of the 13 Weeks Ended August 3, 1996 and July 29, 1995

  For purposes of the following discussion, all references to "second quarter of 1996" and "second quarter of 1995" are to the Company's 13-week fiscal periods ended August 3, 1996 and July 29, 1995, respectively.

  Net  sales  for  the  second quarter of 1996  totaled  $3,284.2 million, compared to net sales of $3,047.3 million for the second quarter of 1995, an increase of 7.8%. Net sales for the second quarter of 1996 include the stores added in the Broadway acquisition. On a comparable store basis, net sales for the second quarter of 1996 increased 0.8% over the second quarter of 1995. Net sales for the second quarter of 1996 were somewhat negatively impacted by the Company's efforts to gradually reduce the degree to which it utilizes promotional selling practices with respect to home-related merchandise.

  Cost of sales was 60.8% as a percent of net sales for the second quarter of 1996 compared to 61.1% for the second quarter of 1995. The improvement reflects the lower level of promotional activity for home-related merchandise and increased sales of higher margin private label merchandise. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in the second quarter of 1996 or the second quarter of 1995.

  Selling, general and administrative expenses were 33.9% as a percent of net sales for the second quarter of 1996 compared to 35.1% for the second quarter of 1995. The improvement primarily reflects the operating efficiencies resulting from the integration of Macy's into the Company in fiscal 1995 and other support operation restructurings.

  Business integration and consolidation expenses for the second quarter of 1996 consist of $82.7 million associated with the integration of Broadway and $16.2 million related to the ongoing consolidation of Macy's and other support operation restructurings. During the remainder of fiscal 1996, the Company expects to incur approximately $120.0 million of additional business integration and consolidation expenses in connection with the consolidation of Broadway, the ongoing consolidation of Macy's and the support operation restructurings.

  Business integration and consolidation expenses for the second quarter of 1995 consist of $71.7 million associated with the integration of Macy's into the Company and $17.3 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions.

  Net interest expense was $115.6 million for the second quarter of 1996, compared to $103.2 million for the second quarter of 1995. The higher interest expense for the second quarter of 1996 is principally due to the higher levels of borrowings incurred in connection with the acquisition of Broadway.

  The Company's effective income tax rate of 31.8% for the second quarter of 1996 differs from the federal income tax statutory rate of 35% principally because of permanent differences arising from the amortization of intangible assets and state and local income taxes.


                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations (Continued)


   Comparison of the 26 Weeks Ended August 3, 1996 and July 29, 1995

  For purposes of the following discussion, all references to "1996" and "1995" are to the Company's 26 week fiscal periods ended August 3, 1996 and July 29, 1995, respectively.

  Net sales for 1996 were $6,584.9 million compared to $6,035.3 million for 1995, an increase of 9.1%. On a comparable store basis, net sales for 1996 increased 2.7%, over 1995. Net sales for 1996 were somewhat negatively impacted by the Company's efforts to gradually reduce the degree to which it utilizes promotional selling practices with respect to home-related merchandise.

  Cost of sales was 60.9% as a percent of net sales for 1996 compared to 61.1% for 1995. The improvement reflects the lower level of promotional activity for home-related merchandise and increased sales of higher margin private label merchandise. Cost of sales includes no charge in 1996 compared to a charge of $1.8 million in 1995 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

  Selling, general and administrative expenses were 34.4% as a percent of net sales for 1996 compared to 35.4% for 1995. The improvement primarily reflects the operating efficiencies resulting from the integration of Macy's into the Company in fiscal 1995 and other support operation restructurings.

  Business integration and consolidation expenses for 1996 consist of $148.7 million associated with the integration of Broadway and $27.9 million related to the ongoing consolidation of Macy's and other support operation restructurings.

  Business integration and consolidation expenses for 1995 consist of $145.2 million associated with the integration of Macy's into the Company and $27.1 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions.

  Net interest expense was $227.9 million for 1996 compared to $200.8 million for 1995. The higher interest expense for 1996 is principally due to higher levels of borrowing incurred in connection with the acquisition of Broadway.

  The Company's effective income tax rate of 32.8% for 1996 differs from the federal income tax statutory rate of 35.0% principally because of permanent differences arising from the amortization of intangible assets and state and local income taxes.

  Liquidity and Capital Resources

  For purposes of the following discussion, all references to "1996" and "1995" are to the Company's 26 week fiscal periods ended August 3, 1996 and July 29, 1995, respectively.

  The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.



                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Net cash provided by operating activities in 1996 was $378.3 million an increase of $554.2 million compared to net cash used by operating activities of $175.9 million in 1995. In addition to improved operating results, the most significant factors contributing to this improvement were greater reductions in customer accounts receivable due to Broadway store closings and lower increases in merchandise inventories.

  Net cash used in investing activities was $159.3 million in 1996 with purchases of property and equipment totaling $264.4 million and dispositions of property and equipment, principally Broadway stores, totaling $105.1 million. During 1996, the Company opened two new furniture galleries, converted an existing Stern's store to a Macy's store and closed the existing Macy's store in that trading area and closed three other stores.

  Net cash used by the Company for all financing activities was $257.3 million in 1996. During 1996, the Company repaid $1,034.4 million of debt, including $386.5 million of commercial paper borrowings under a receivables based credit facility of a subsidiary of Broadway which was terminated on May 14, 1996, $64.0 million of asset-backed notes issued by a subsidiary of Broadway and $214.2 million of term borrowings and $230.0 million of revolving credit loans under its bank credit facility.

  During  1996,  the  Company  issued $450.0  million  of  8-1/2%
  Senior Notes due 2003 and a wholly owned subsidiary of the Company issued $238.8 million of asset-backed certificates in two separate classes. The two classes are: (i) $218.0 million in aggregate principal amount of 6.70% Class A Asset-Backed Certificates, Series 1996-1 due May 15, 2001 and (ii) $20.8 million in aggregate principal amount of 6.85% Class B Asset-Backed Certificates, Series 1996-1 due June 15, 2001. The Company also issued 4.1 million shares of common stock and received $99.0 million in proceeds upon the exercise of its Series A Warrants.

  On May 3, 1997, a $200.0 million installment of a note receivable matures and $176.0 million of borrowings under a note monetization facility become due and payable. Accordingly, as of August 3, 1996, such amounts have been included in accounts receivable and short-term debt, respectively.

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


                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


Item 1.   Legal Proceedings

          The information regarding legal proceedings in the Company's Quarterly Report on Form 10-Q for the period ended May 4, 1996 covers events known to the Company and occurring prior to June 4, 1996. Subsequent to that date, the Company and its subsidiaries have been involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 5.  Other Information

          On June 4, 1996, the Company and GE Capital Consumer Card Co. ("GE Bank") and certain of their respective affiliates entered into various agreements pursuant to which the contractual arrangements previously entered into between Macy's and GE Bank were modified to provide for, among other things, a methodology that will govern the allocation of the ownership of Macy's credit card accounts between GE Bank and the Company. In addition, the parties entered into certain cross-servicing arrangements with a view to facilitating uniform treatment of Company-owned Macy's accounts and GE Bank-owned Macy's accounts.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Amended and Restated Credit Card Program Agreement, dated as of June 4,
               1996, by and among GE Capital Consumer Card Co. ("GE Bank"), the Company, FDS National Bank ("FDS Bank"), Macy's East, Inc., Macy's West, Inc., Bullock's, Inc., Broadway Stores, Inc., FACS Group, Inc. ("FACS") and MSS-Delaware, Inc. *

          10.2 Amended and Restated Trade Name and Service  Mark
               License Agreement,
               dated as of June 4, 1996, by and among the Company, GE Bank and General Electric Capital
               Corporation ("GE Capital")

          10.3 FACS Credit Services and License Agreement, dated as of June 4, 1996, by and among GE Bank, GE Capital and FACS *

          10.4 FDS Guaranty, dated as of June 4, 1996

          10.5 GE Capital Credit Services and License Agreement, dated as of June 4, 1996, by and among GE Capital, FDS Bank, the Company and FACS *


                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.



          10.6 GE Capital/GE Bank Credit Services Agreement, dated as of June 4, 1996, by and among GE Capital and GE Bank *

          10.7 Amended   and  Restated  Commercial   Accounts
               Agreement, dated as of June 4,
               1996, by and among GE Capital, the Company, FDS Bank, Macy's East, Inc., Macy's West, Inc., Bullock's, Inc., Broadway Stores, Inc., FACS and MSS-Delaware, Inc. *

          11   Statement re computation of per share earnings

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

           No reports were filed on Form 8-K during the quarter ended August 3, 1996.

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





                              FEDERATED DEPARTMENT STORES, INC.



Date  September 17, 1996            /s/ Dennis J. Broderick
                                        Dennis J. Broderick
                                 Senior Vice President, General Counsel
                                           and Secretary




                                    /s/ John E. Brown
                                        John E. Brown
                                 Senior Vice President and Controller
                                    (Principal Accounting Officer)