Form 10-Q
period 1996-11-02
FEDERATED DEPARTMENT STORES INC /DE/
filed 1996-12-17
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of   the
Securities  Exchange  Act of 1934 for the  fiscal  quarter  ended
November 2, 1996.







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

207,948,611 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 30, 1996.



                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Operations
                           (Unaudited)

              (thousands, except per share figures)


                        13 Weeks Ended                   39 Weeks Ended
                 November 2,     October  28,     November 2,     October 28,
                    1996           1995              1996           1995

Net Sales, including leased
 department sales   $3,609,148   $3,748,369       $10,194,041     $9,783,624

Cost of sales        2,189,903    2,328,577         6,200,124      6,015,413

Selling, general and
 administrative      1,187,629    1,275,680         3,454,678      3,413,526
 expenses

Business integration and
 consolidation          44,304       39,134           220,909        211,479
 expenses

Charitable contribution to
 Federated Department Stores
 Foundation                  -            -                 -         25,581

Operating Income       187,312      104,978           318,330        117,625

Interest expense     (124,510)    (142,217)         (374,851)      (365,775)

Interest income         11,149       11,928            33,595         34,718

Income (Loss) Before Income
 Taxes                  73,951     (25,311)          (22,926)      (213,432)

Federal, state and local income
 tax benefit
 (expense)            (32,150)     (21,084)             (412)         43,112

Net Income (Loss)   $   41,801   $ (46,395)       $  (23,338)     $(170,320)

Earnings (Loss) per
 Share              $      .20   $    (.24)       $     (.11)     $    (.91)

Average Number of Shares
 Outstanding           207,820      197,017           207,398        187,508


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (thousands)


                               November 2,        February 3,      October 28,
                                 1996               1996              1995
ASSETS:
 Current Assets:
  Cash                       $    152,596        $   172,518     $    158,027
  Accounts receivable           2,821,833          2,842,077        2,780,861
  Merchandise inventories       4,170,860          3,094,848        3,905,535
  Supplies and prepaid expenses   169,532            176,411          120,191
  Deferred income tax assets       90,883             74,511          177,596
   Total Current Assets         7,405,704          6,360,365        7,142,210

 Property and Equipment - net   6,384,812          6,305,167        6,220,895
 Intangible Assets - net          724,225            744,689        1,160,661
 Notes Receivable                 204,997            415,066          407,209
 Other Assets                     376,956            469,763          423,227

   Total Assets              $ 15,096,694        $ 14,295,050    $ 15,354,202

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt            $    741,117        $    733,115     $   941,375
  Accounts payable and
    accrued liabilities         3,059,327           2,358,543       2,909,517
  Income taxes                      3,550               6,411          31,449
   Total Current Liabilities    3,803,994           3,098,069       3,882,341

 Long-Term Debt                 5,624,065           5,632,232       5,943,473
 Deferred Income Taxes            727,772             732,936         911,525
 Other Liabilities                564,606             558,127         593,023
 Shareholders' Equity           4,376,257           4,273,686       4,023,840

   Total Liabilities and
   Shareholders' Equity       $15,096,694         $14,295,050     $15,354,202


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.








                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)
                           (thousands)

                                       39 Weeks Ended         39 Weeks Ended
                                      November 2, 1996       October 28, 1995

Cash flows from operating activities:
 Net loss                                  $     (23,338)      $    (170,320)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities:
   Depreciation and amortization
   of property and equipment                      379,816             326,341
   Amortization of intangible assets               20,464              34,811
   Amortization of financing costs                 20,448              15,428
   Amortization of original issue discount            342               1,090
   Amortization of unearned restricted stock        1,629               3,726
   Changes in assets and liabilities:
      Decrease in accounts receivable             220,041              44,729
      Increase in merchandise inventories     (1,076,012)         (1,169,834)
      Decrease (increase) in supplies
      and prepaid expenses                          6,879            (11,014)
      Decrease in other assets not separately
       identified                                  20,342              24,125
      Increase in accounts payable and accrued
       liabilities not separately identified      652,942             444,013
      Decrease in current income taxes            (2,861)            (34,694)
      Decrease in deferred income taxes          (21,536)            (50,352)
      Increase in other liabilities not
      separately identified                         6,179              21,381
       Net cash provided (used) by operating
          activities                              205,335           (520,570)

Cash flows from investing activities:
 Purchase of property and equipment             (523,540)           (356,816)
 Disposition of property and equipment            137,464              23,842
 Acquisition of company, net of cash acquired           -              15,901
      Net cash used by investing activities     (386,076)           (317,073)

Cash flows from financing activities:
 Debt issued                                      688,665           1,347,106
 Financing costs                                 (11,096)            (26,375)
 Debt repaid                                    (689,172)           (546,675)
 Decrease in outstanding checks                    47,842               4,544
 Acquisition of treasury stock                      (646)               (388)
 Issuance of common stock                         125,226              10,968
       Net cash provided by financing
       activities                                 160,819             789,180

 Net decrease in cash                      $     (19,922)      $     (48,463)
 Cash at beginning of period                      172,518             206,490

 Cash at end of period                     $      152,596      $      158,027


 Supplemental cash flow information:
  Interest paid                            $      337,553      $      291,928
  Interest received                                33,875              35,034
  Income taxes paid (net of refunds received)      18,604              36,903

  Schedule of noncash investing and financing
   activities:
     Capital lease obligations for new
     store fixtures                                     -               2,818
     Debt assumed in acquisition                        -           1,267,074
     Equity issued in acquisition                       -             352,902
     Debt and equity issued for purchase of debt        -             429,665




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

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 39 weeks ended November 2, 1996 and October 28, 1995 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 and 39 weeks ended November 2, 1996 and October 28, 1995, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

                                            39 Weeks Ended
                                           October 28, 1995
                                 (millions, except per share figure)

    Net sales                                   $10,668.2
    Net loss                                       (220.4)
    Loss per share                                  (1.09)



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

3.   Business Integration and Consolidation Expenses

  During the 39 weeks ended November 2, 1996, the Company recorded $220.9 million of business integration and consolidation expenses associated with the integration of Broadway into the Company ($182.6 million) and the ongoing consolidation of Macy's and other support operation restructurings ($38.3 million). Included in the Broadway integration expenses were $65.7 million of inventory valuation adjustments to merchandise in lines of business which the Company, subsequent to acquisition, eliminated or replaced. The remainder of the Broadway integration expenses relate primarily to the costs associated with converting the Broadway stores to other nameplates (including advertising, credit card issuance and promotion, and other name change expenses) and the costs of operating Broadway central office functions for a transitional period.

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




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations

  Results of Operations

  Comparison of the 13 Weeks Ended November 2, 1996 and October 28, 1995

  For purposes of the following discussion, all references to "third quarter of 1996" and "third quarter of 1995" are to the Company's 13-week fiscal periods ended November 2, 1996 and
  October 28, 1995, respectively.

  Net  sales  for  the  third quarter of  1996  totaled  $3,609.1 million, compared to net sales of $3,748.4 million for the third quarter of 1995, a decrease of 3.7%. Net sales for the third quarter of 1995 reflect revenue from all of the 82 Broadway stores acquired by the Company, while net sales for the third quarter of 1996 reflect only the revenues from those Broadway stores that were converted to other Company nameplates and remain open (52 stores as of November 2, 1996). On a comparable store basis, net sales for the third quarter of 1996 increased 2.5% over the third quarter of 1995. Although sales increases were strong in certain apparel categories, the Company's efforts to gradually reduce the degree to which it utilizes promotional selling practices with respect to home-related merchandise continued to negatively impact net sales in the third quarter of 1996. Net sales for the third quarter of 1995 include $414.8 million of Broadway sales.

  Cost of sales was 60.7% as a percent of net sales for the third quarter of 1996 compared to 62.1% for the third quarter of 1995. In 1995, cost of sales was negatively impacted by greater markdowns at stores added through the Broadway acquisition. Excluding these stores, cost of sales would have been 61.2% as a percent of net sales for the third quarter of 1995. The lower level of promotional activity for home-related merchandise and increased sales of higher margin private label merchandise also contributed to the lower cost of sales as a percent of net sales for the third quarter of 1996. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in the third quarter of 1996 or the third quarter of 1995.

  Selling, general and administrative expenses were 32.9% as a percent of net sales for the third quarter of 1996 compared to 34.0% for the third quarter of 1995. Excluding the effects of the Broadway acquisition, selling, general and administrative expenses would have been 33.2% as a percent of net sales for the third quarter of 1995. In addition to the expense savings from the integration of Broadway into the Company, tighter expense control and operating efficiencies from support operation restructurings (primarily merchandise distribution) contributed to the improved expense rate for the third quarter of 1996.

  Business integration and consolidation expenses for the third quarter of 1996 consist of $33.9 million associated with the integration of Broadway and $10.4 million related to the ongoing consolidation of Macy's and other support operation restructurings. During the remainder of fiscal 1996, the Company expects to incur approximately $75.0 million of additional business integration and consolidation expenses in connection with the consolidation of Broadway, the ongoing consolidation of Macy's and the support operation restructurings.




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations (Continued)


  Business integration and consolidation expenses for the third quarter of 1995 consist of $26.2 million associated with the integration of Macy's into the Company, $5.6 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions and $7.3 million related to the integration of Broadway into the Company.

  Net interest expense was $113.4 million for the third quarter of 1996, compared to $130.3 million for the third quarter of 1995. The lower interest expense for the third quarter of 1996 is principally due to the lower levels of borrowings from the repayment of certain Broadway debt subsequent to the acquisition.

  The Company's effective income tax rate of 43.5% for the third quarter of 1996 differs from the federal income tax statutory rate of 35.0% principally because of permanent differences arising from the amortization of intangible assets and the effect of state and local income taxes.

  The Company's effective income tax rate for the third quarter of 1995 differs from the federal income tax statutory rate of 35.0% principally because of permanent differences arising from the non-deductibility of approximately $65.0 million of losses of Broadway and the amortization of intangible assets, and the effect of state and local income taxes.

  Comparison of the 39 Weeks Ended November 2, 1996 and October 28, 1995

  For purposes of the following discussion, all references to "1996" and "1995" are to the Company's 39 week fiscal periods ended November 2, 1996 and October 28, 1995, respectively.

  Net sales for 1996 were $10,194.0 million compared to $9,783.6 million for 1995, an increase of 4.2%. On a comparable store basis, net sales increased 2.7%. Net sales for 1996 were somewhat negatively impacted by the Company's efforts to gradually reduce the degree to which it utilizes promotional selling practices with respect to home-related merchandise. Net sales for 1995 include $414.8 million of Broadway sales.

  Cost  of  sales  was 60.8% as a percent of net sales  for  1996 compared to 61.5% for 1995. Excluding Broadway stores, cost of sales would have been 61.1% as a percent of net sales for 1995. The improvement reflects the lower level of promotional activity for home-related merchandise and increased sales of higher margin private label merchandise. Cost of sales includes no charge in 1996 compared to a charge of $1.8 million in 1995 resulting from the valuation of merchandise inventory on the last-in, first-out basis.

  Selling, general and administrative expenses were 33.9% as a percent of net sales for 1996 compared to 34.9% for 1995. Excluding the effects of the Broadway acquisition, selling, general and administrative expenses would have been 34.7% as a percent of net sales for 1995. The improvement for 1996 primarily reflects the operating efficiencies resulting from the integration of Macy's into the Company in fiscal 1995 and other support operation restructurings (primarily merchandise distribution).


                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Business integration and consolidation expenses for 1996 consist of $182.6 million associated with the integration of Broadway and $38.3 million related to the ongoing consolidation of Macy's and other support operation restructurings.

  Business integration and consolidation expenses for 1995 consist of $171.4 million associated with the integration of Macy's into the Company, $32.8 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions and $7.3 million related to the integration of Broadway into the Company.

  Net interest expense was $341.3 million for 1996 compared to $331.1 million for 1995. The higher interest expense for 1996 is principally due to higher levels of borrowing incurred in connection with the acquisition of Broadway.

  The Company's effective income tax rate for 1996 differs from the federal income tax statutory rate of 35.0% principally because of permanent differences arising from the amortization of intangible assets, and the effect of state and local income taxes.

  The Company's effective income tax rate for 1995 differs from the federal income tax statutory rate of 35.0% principally because of permanent differences arising from the non-deductibility of approximately $65.0 million of losses of Broadway and the amortization of intangible assets, and the effect of state and local income taxes.

  Liquidity and Capital Resources

  For purposes of the following discussion, all references to "1996" and "1995" are to the Company's 39 week fiscal periods ended November 2, 1996 and October 28, 1995, respectively.

  The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

  Net cash provided by operating activities in 1996 was $205.3 million, an increase of $725.9 million compared to net cash used by operating activities of $520.6 million in 1995. In addition to improved operating results, the most significant factors contributing to this improvement were greater reductions in customer accounts receivable and lower increases in merchandise inventories due to Broadway store closings. Additionally, cash provided from operations in 1995 was negatively impacted by higher payments of non-merchandise payables and accrued liabilities (including liabilities related to the Macy's merger).

  Net cash used in investing activities was $386.1 million in 1996 with purchases of property and equipment totaling $523.5 million and dispositions of property and equipment, principally Broadway stores, totaling $137.5 million. During 1996, the Company opened two new department stores and two new furniture galleries, converted an existing Stern's store to a Macy's store and closed the existing Macy's store in that trading area and closed six other stores.


                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Net cash provided by the Company for all financing activities was $160.8 million in 1996. During 1996, the Company repaid $689.2 million of debt, including $386.5 million of commercial paper borrowings under a receivables based credit facility of a subsidiary of Broadway which was terminated on May 14, 1996, $64.0 million of asset-backed notes issued by a subsidiary of Broadway and $222.9 million of term borrowings under its bank credit facility.

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

  On May 3, 1997, a $200.0 million installment of a note receivable matures and $176.0 million of borrowings under a note monetization facility become due and payable. Accordingly, as of November 2, 1996, such amounts have been included in accounts receivable and short-term debt, respectively.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

              11    Statement re:  computation of per share earnings

              27   Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports were filed on Form 8-K during the quarter ended November 2, 1996.





                FEDERATED DEPARTMENT STORES, INC.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                FEDERATED DEPARTMENT STORES, INC.



Date  December 17, 1996         /s/ Dennis J. Broderick
                                    Dennis J. Broderick
                                    Senior Vice President, General Counsel
                                    and Secretary




                                /s/ Joel A. Belsky
                                    Joel A. Belsky
                                    Vice President and Controller
                                    (Principal Accounting Officer)