Form 10-K
period 1997-02-01
FEDERATED DEPARTMENT STORES INC /DE/
filed 1997-04-17
CIK 794367

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED

                                FEBRUARY 1, 1997

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

                                                                  NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS                           ON WHICH REGISTERED
-------------------------------------------------------------   -------------------------
Common Stock, par value $.01 per share                          New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred
  Stock                                                         New York Stock Exchange
Series C Warrants                                               New York Stock Exchange
Series D Warrants                                               New York Stock Exchange
10% Senior Notes due 2001                                       New York Stock Exchange
8.125% Senior Notes due 2002                                    New York Stock Exchange
5% Convertible Notes due 2003                                   New York Stock Exchange
8.5% Senior Notes due 2003                                      New York Stock Exchange

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     The Company has filed all reports required to be filed by Section 12, 13, or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in a definitive proxy statement incorporated by reference in Part III of this Form 10-K.

     There were 208,379,561 shares of the Company's Common Stock outstanding as of April 4, 1997, excluding shares held in the treasury of the Company or by subsidiaries of the Company. The aggregate market value of the shares of such Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on April 4, 1997, was approximately $6,980,700,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 16, 1997 (the "Annual Meeting"), are incorporated by reference in Part III hereof.

     Unless the context otherwise requires, (i) references herein to the "Company" are, for all periods prior to December 19, 1994 (the "Merger Date"), references to Federated Department Stores, Inc. ("Federated") and its subsidiaries and their respective predecessors, and, for all periods following the merger (the "Merger") of Federated and R.H. Macy & Co., Inc. ("Macy's") on the Merger Date, references to the surviving corporation in the Merger and its subsidiaries, and (ii) references to "1996", "1995", "1994", "1993" and "1992"
are references to the Company's fiscal years ended February 1, 1997, February 3, 1996, January 28, 1995, January 29, 1994, and January 30, 1993, respectively.

ITEM 1. BUSINESS.

     General. The Company is one of the leading operators of full-line department stores in the United States, with 411 department stores in 33 states as of February 1, 1997. The Company's department stores sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. The Company's department stores are located at urban or suburban sites, principally in densely populated areas across the United States. The Company also operates more than 150 specialty stores under the names "Aeropostale" and "Charter Club", and a mail order catalog business under the name "Bloomingdale's By Mail".

     The following table sets forth certain information with respect to each of the Company's retail operating divisions:

                                                    FEBRUARY 1, 1997              FEBRUARY 3, 1996
                                                -------------------------     -------------------------
                                                                 GROSS                         GROSS
                                                NUMBER OF       SQUARE        NUMBER OF       SQUARE
                                                 STORES         FEET(A)        STORES         FEET(A)
                                                ---------     -----------     ---------     -----------
                                                              (THOUSANDS)                   (THOUSANDS)
Bloomingdale's................................      21            5,578           17            4,689
The Bon Marche................................      42            5,038           41            4,960
Burdines......................................      48            7,942           47            7,884
Macy's East...................................      90           23,673           89           23,355
Macy's West...................................     109           21,093          116           22,518
Rich's/Lazarus/Goldsmith's....................      76           14,780           75           14,672
Stern's.......................................      25            4,915           27            5,425
Macy's Specialty..............................     153              561          153              555
                                                   ---           ------          ---           ------
          Total...............................     564           83,580          565           84,058
                                                   ===           ======          ===           ======

---------------

(a) Reflects total square footage of store locations, including office, storage, service and other support space that is not dedicated to direct merchandise sales, but excluding warehouses and distribution terminals not located at store sites.

     In general, each of the Company's retail operating divisions is a separate subsidiary of the Company. However, the Macy's West division and the Rich's/Lazarus/Goldsmith's division each comprises three separate subsidiaries of the Company.

     The Company provides electronic data processing and other support functions to its retail operating divisions on an integrated, Company-wide basis. In addition, the Company's financial and credit services subsidiary, FACS Group, Inc. ("FACS"), which is based near Cincinnati, Ohio, establishes and monitors credit policies on a Company-wide basis. FACS also provides proprietary credit services, including credit authorizations, new account development and processing, and customer service, to each retail operating division of the Company and collection services to each of the retail operating divisions that were divisions of Federated prior to the Merger and in respect of the "Macy's" credit card accounts owned by the Company. GE Capital Consumer Card Co. ("GE Bank"), which purchased all of the "Macy's" credit card accounts owned by Macy's prior to the Merger (and with which the Company has an agreement regarding the allocation of the ownership of "Macy's" credit card accounts originated subsequent to the Merger) provides statement processing and mailing to each retail operating division of the Company and collection services in respect of the GE Bank-owned "Macy's" credit card accounts. The Company's data processing subsidiary, Federated Systems Group, Inc. ("FSG"), which is based near Atlanta, Georgia, provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company's retail operating divisions. In addition, a specialized staff maintained in the Company's corporate offices in Cincinnati provides services for all divisions in such areas as store design and construction, accounting, real estate, insurance and supply purchasing, as well as various other corporate office functions. FACS, FSG, a specialized service subsidiary and certain departments in the Company's corporate offices offer their services to unrelated third parties as well. Federated Merchandising Group, a division of the Company based in New York City, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and merchandising strategies to the particular character and customer base of the Company's various department store franchises. Federated Merchandising Group is also responsible for the private label development of the Company's retail operating divisions except for Bloomingdale's (which has its own private label program) and Stern's (which sources its private label merchandise through Associated Merchandising Corporation). Federated Logistics, a division of Federated Corporate Services, Inc., a subsidiary of the Company, based in Secaucus, New Jersey, provides warehousing and merchandise distribution services for the Company's retail operating divisions.

     The Company and its predecessors have been operating department stores since 1830. Federated was organized as a Delaware corporation in 1929. On February 4, 1992, Allied Stores Corporation ("Allied") was merged into Federated. On May 26, 1994, Federated acquired Joseph Horne Co., Inc. pursuant to a subsidiary merger. On December 19, 1994, Federated acquired Macy's pursuant to the Merger. On October 11, 1995, the Company acquired Broadway Stores, Inc. ("Broadway") pursuant to a subsidiary merger.

     The Company's executive offices are located at 151 West 34th Street, New York, New York 10001, telephone number: (212) 695-4400 and at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000.

     Employees. As of February 1, 1997, the Company had approximately 117,100 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the Christmas season. Approximately 10% of the Company's employees as of February 1, 1997 were represented by unions. Management considers its relations with employees to be satisfactory.

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

     Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company's net purchases during 1996. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

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

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the executive officers of the Company:

              NAME             AGE                    POSITION WITH THE COMPANY
    -------------------------  ---     -------------------------------------------------------
    Allen I. Questrom........  57      Chairman of the Board and Chief Executive Officer;
                                       Director
    James M. Zimmerman.......  53      President and Chief Operating Officer; Director
    Ronald W. Tysoe..........  44      Vice Chairman of the Board and Chief Financial Officer;
                                       Director
    Thomas G. Cody...........  55      Executive Vice President -- Legal and Human Resources
    Dennis J. Broderick......  48      Senior Vice President, General Counsel and Secretary
    Karen M. Hoguet..........  40      Senior Vice President -- Planning and Treasurer
    Joel A. Belsky...........  43      Vice President and Controller

     Allen I. Questrom has been Chairman of the Board and Chief Executive Officer of the Company since February 1990. Mr. Questrom has announced his decision to resign all his positions with the Company effective as of the close of business on the day of the Annual Meeting.

     James M. Zimmerman has been President and Chief Operating Officer of the Company since May 1988. Mr. Zimmerman has been elected by the Board of Directors of the Company as Chairman and Chief Executive Officer of the Company, effective as of the close of business on the day of the Annual Meeting.

     Ronald W. Tysoe has been Vice Chairman and Chief Financial Officer of the Company since April 1990.

     Thomas G. Cody has been Executive Vice President -- Legal and Human Resources of the Company since May 1988.

     Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990.

     Karen M. Hoguet has been Senior Vice President -- Planning of the Company since April 1991 and Treasurer of the Company since January 1992.

     Joel A. Belsky has been Vice President and Controller of the Company since October 1996; prior thereto, he served as Divisional Vice President and Deputy Controller of the Company since March 1993, and prior thereto as Vice President of Finance and Chief Financial Officer of the Rich's/Goldsmith's division of the Company (now Rich's/Lazarus/Goldsmith's).

     Upon Mr. Questrom's retirement, effective as of the close of business on the day of the Annual Meeting, Terry J. Lundgren will become President and Chief Merchandising Officer of the Company and is expected to be elected as a director following the Annual Meeting. Mr. Lundgren, age 44, has been Chairman of

Federated Merchandising Group, a division of the Company, since February 1994; prior thereto he was Chairman and Chief Executive Officer of The Neiman Marcus Group, Inc. since February 1990.

ITEM 2. PROPERTIES.

     The properties of the Company consist primarily of stores and related retail facilities, including warehouses and distribution centers. The Company also owns or leases other properties, including corporate office space in New York and Cincinnati and other facilities at which centralized operational support functions are conducted. As of February 1, 1997, the Company operated 411 department stores, of which 203 stores were entirely or mostly owned and 208 stores were entirely or mostly leased. The Company's interests in approximately 27% of its owned stores and approximately 6% of its leased stores are subject to security interests in favor of certain third-party creditors. See "Mortgages" and "Secured Promissory Note" in Note 9 to the Consolidated Financial Statements. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

     See "Item 1. Business" for information regarding the number of stores and total gross square feet (in thousands) of store space, operated by the Company as of the end of each of the last two fiscal years. Such information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. The Company does not expect that any of such proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "FD." The following table sets forth for each fiscal quarter during 1996 and 1995 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

                                                            1996                1995
                                                       ---------------     ---------------
                                                        LOW      HIGH       LOW      HIGH
                                                       ------   ------     ------   ------
        1st Quarter..................................  26.125   34.750     18.500   23.125
        2nd Quarter..................................  29.375   36.625     20.875   28.125
        3rd Quarter..................................  31.125   36.125     24.500   30.125
        4th Quarter..................................  30.000   37.000     25.000   29.750

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

                                               52 WEEKS      53 WEEKS      52 WEEKS      52 WEEKS      52 WEEKS
                                                 ENDED         ENDED         ENDED         ENDED         ENDED
                                              FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,   JANUARY 29,   JANUARY 30,
                                                 1997          1996          1995          1994          1993
                                              -----------   -----------   -----------   -----------   -----------
(THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Income Data:
  Net sales, including leased department
    sales...................................  $15,228,999   $15,048,513   $ 8,315,877   $ 7,229,406   $ 7,079,941
                                              -----------   -----------   -----------    ----------    ----------
  Cost of sales:
    Recurring...............................    9,288,686     9,317,784     5,131,363     4,373,941     4,229,396
    Inventory valuation adjustments related
      to consolidation......................       65,681        91,637        14,880            --            --
                                              -----------   -----------   -----------    ----------    ----------
  Total cost of sales.......................    9,354,367     9,409,421     5,146,243     4,373,941     4,229,396
  Selling, general and administrative
    expenses:
    Recurring...............................    4,738,483     4,748,331     2,549,122     2,323,546     2,420,684
    Business integration and consolidation
      expenses..............................      242,950       202,293        70,987            --            --
    Charitable contribution to Federated
      Department Stores Foundation..........           --        25,581            --            --            --
                                              -----------   -----------   -----------    ----------    ----------
  Total selling, general and administrative
    expenses................................    4,981,433     4,976,205     2,620,109     2,323,546     2,420,684
  Operating income..........................      893,199       662,887       549,525       531,919       429,861
  Interest expense..........................     (498,616)     (508,132)     (262,115)     (213,544)     (258,211)
  Interest income...........................       46,852        47,104        43,874        49,405        60,357
                                              -----------   -----------   -----------    ----------    ----------
  Income before income taxes and
    extraordinary items.....................      441,435       201,859       331,284       367,780       232,007
  Federal, state and local income tax
    expense.................................     (175,571)     (127,306)     (143,668)     (170,987)      (99,299)
  Extraordinary items (a)...................           --            --            --        (3,545)      (19,699)
                                              -----------   -----------   -----------    ----------    ----------
  Net income................................  $   265,864   $    74,553   $   187,616   $   193,248   $   113,009
                                              ===========   ===========   ===========    ==========    ==========
Earnings per Share of Common Stock:
  Income before extraordinary items.........  $      1.28   $       .39   $      1.41   $      1.56   $      1.19
  Net income................................         1.28           .39          1.41          1.53          1.01
Average number of shares outstanding........      207,537       191,503       132,862       126,293       111,350
Depreciation and amortization...............  $   533,362   $   496,911   $   285,861   $   229,781   $   230,124
Capital expenditures........................  $   846,016   $   699,306   $   397,664   $   312,960   $   207,931
Balance Sheet Data (at year end):
  Cash......................................  $   148,794   $   172,518   $   206,490   $   222,428   $   566,984
  Working capital...........................    2,831,603     3,262,296     2,375,654     1,967,569     2,227,336
  Total assets..............................   14,264,143    14,295,050    12,276,990     7,419,427     7,019,770
  Short-term debt...........................    1,094,557       733,115       463,042        10,099        12,944
  Long-term debt............................    4,605,916     5,632,232     4,529,220     2,786,724     2,809,757
  Shareholders' equity......................    4,669,154     4,273,686     3,639,610     2,278,244     2,074,980

---------------

(a) The extraordinary items for 1993 and 1992 were after-tax expenses associated with debt prepayments.

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

RESULTS OF OPERATIONS

     Comparison of the 52 Weeks Ended February 1, 1997 and the 53 Weeks Ended February 3, 1996. Net sales for 1996 were $15,229.0 million compared to $15,048.5 million for 1995, an increase of 1.2%. On a comparable store basis, net sales for 1996 increased 3.1 percent compared to the first 52 weeks of 1995. Net sales for 1996 were somewhat negatively impacted by the Company's efforts to gradually reduce the degree to which it utilizes promotional selling practices with respect to home-related merchandise.

     Cost of sales was 61.4% of net sales for 1996, compared to 62.5% for 1995. Cost of sales includes one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced in connection with the consolidation of merchandise inventories for acquired and pre-existing businesses. In 1996, cost of sales includes $65.7 million of inventory valuation adjustments in connection with the integration of Broadway into the Company. In 1995, cost of sales includes $69.1 million of inventory valuation adjustments in connection with the integration of Macy's into the Company and $22.5 million of inventory valuation adjustments in connection with the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions. Also, in 1995, cost of sales was negatively impacted by greater markdowns at stores operated as Broadway locations. Excluding these stores in 1995 and the inventory valuation adjustments discussed above, cost of sales would have been 61.0% of net sales for 1996, compared to 61.3% for 1995. The lower level of promotional activity for home-related merchandise and increased sales of higher margin private label merchandise contributed to the improvement for 1996. The valuation of merchandise inventory on the last-in, first-out basis did not impact cost of sales in either year.

     Selling, general and administrative expenses were 32.7% of net sales for 1996, compared to 33.1% for 1995. Selling, general and administrative expenses include one-time costs related to the integration and consolidation of acquired and pre-existing businesses as business integration and consolidation expenses ("BICE"). In 1996, selling, general and administrative expenses include, under the caption BICE, $167.7 million of costs associated with the integration of Broadway into the Company, $33.7 million of costs related to the integration of Macy's into the Company and $41.5 million of costs related to other support operation restructurings, primarily the centralization of the Company's merchandise distribution function. In 1995, selling, general and administrative expenses include, under the caption BICE, $139.8 million of costs associated with the integration of Macy's into the Company, $48.1 million of costs associated with the integration of Broadway into the Company and $14.4 million of costs related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions, and also include a $25.6 million charitable contribution to Federated Department Stores Foundation. Excluding these items for both 1996 and 1995, selling, general and administrative expenses would have been 31.1% of net sales for 1996, compared to 31.6% for 1995. The improvement for 1996 primarily reflects the operating efficiencies resulting from the integration of Macy's into the Company in fiscal 1995 and other support operation restructurings (primarily merchandise distribution).

     Selling, general and administrative expenses in 1996 reflect higher expenses for doubtful customer accounts receivable, partially offset by higher finance charge revenues. Amounts charged to expense for doubtful accounts receivable were $171.9 million for 1996, compared to $126.9 million for 1995. The increase reflects higher average accounts receivable balances, the consolidation of certain credit card nameplates, the effects of closing stores in certain markets and general economic conditions in the geographic areas in which the Company operates. Partially offsetting the increase in amounts charged to expense for doubtful accounts, finance charge income grew to $429.5 million in 1996, compared to $405.2 million in 1995, primarily due to higher average accounts receivable balances.

     Net interest expense was $451.8 million for 1996 compared to $461.0 million for 1995. The lower interest expense for 1996 is principally due to the lower levels of borrowings.

     The Company's effective income tax rate of 39.8% for 1996 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

     Comparison of the 53 Weeks Ended February 3, 1996 and the 52 Weeks Ended January 28, 1995. Net sales for 1995 were $15,048.5 million compared to $8,315.9 million for 1994, an increase of 81.0%. Including sales of the Macy's stores that were open throughout both periods being compared, and adjusting for the impact of the 53rd week in 1995, comparable store sales increased 2.7% in 1995. Net sales for 1995 included $1,050.3 million of Broadway sales.

     Cost of sales was 62.5% of net sales for 1995, compared to 61.9% for 1994. Cost of sales included one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced in connection with the consolidation of merchandise inventories for acquired and pre-existing businesses. In 1995, cost of sales included $69.1 million of inventory valuation adjustments in connection with the integration of Macy's into the Company and $22.5 million of inventory valuation adjustments in connection with the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions. In 1994, cost of sales included $14.9 million of inventory valuation adjustments in connection with the integration of Horne's into the Company's Lazarus division. Also, in 1995, cost of sales was negatively impacted by markdowns at stores operated as Broadway locations. Excluding these stores and the inventory valuation adjustments discussed above, cost of sales would have been 61.3% of net sales for 1995 and 61.7% for 1994. The valuation of merchandise inventory on the last-in, first-out basis did not impact cost of sales in 1995 and resulted in a credit of $11.3 million to cost of sales in 1994.

     Selling, general and administrative expenses were 33.1% of net sales for 1995, compared to 31.5% for 1994. Selling, general and administrative expenses included one-time costs related to the integration and consolidation of acquired and pre-existing businesses under the caption BICE. In 1995, selling, general and administrative expenses included, under the caption BICE, $139.8 million of costs associated with the integration of Macy's into the Company, $48.1 million of costs associated with the integration of Broadway into the Company and $14.4 million of costs related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions, and also included a $25.6 million charitable contribution to Federated Department Stores Foundation. In 1994, selling, general and administrative expenses included, under the caption BICE, $45.8 million of costs associated with the integration of Macy's into the Company, $12.1 million of costs associated with the integration of Horne's into the Company and $13.1 million of costs associated with the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions. Excluding these items for both 1995 and 1994, selling, general and administrative expenses would have been 31.6% of net sales for 1995, compared to 30.7% for 1994. Because the credit card programs relating to Macy's are owned by a third party, revenue from credit operations decreased in 1995 as a percentage of sales. Because selling, general and administrative expenses are reported net of revenue from credit operations, such decrease was the major factor contributing to the increase in 1995 in the selling, general and administrative expense rate and more than offset the Company's improved expense control. In addition, operating expenses were reduced by $23.8 million in 1994 as a result of an adjustment for the favorable settlement of bankruptcy claims.

     Selling, general and administrative expenses in 1995 reflected higher finance charge income and increased expenses for doubtful customer accounts receivable. Finance charge income was $405.2 million for 1995 compared to $320.3 million for 1994. The increase reflected higher average accounts receivable balances. Amounts charged to expense for doubtful accounts receivable grew to $126.9 million in 1995, compared to $66.5 million recorded in 1994. The increase reflected the higher average accounts receivable balances, the consolidation of certain credit card nameplates, the effects of closing stores in certain markets and general economic conditions in the geographic areas in which the Company operates.

     Net interest expense was $461.0 million for 1995, compared to $218.2 million for 1994. The higher interest expense in 1995 was principally due to the higher levels of borrowings resulting from the Macy's and Broadway acquisitions. Cash interest payments, net of interest received, were $398.0 million for 1995 compared to $166.8 million for 1994.

     The Company's effective income tax rate of 63.1% for 1995 differed from the federal income tax statutory rate of 35.0% principally because of permanent differences arising from the non-deductibility of approximately $65.0 million of losses of Broadway and the amortization of intangible assets, and the effect of state and local income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash on hand, cash from operations and certain available credit facilities.

     Net cash provided by operating activities in 1996 was $1,220.5 million, an increase of $926.0 million from the net cash provided by operating activities in 1995 of $294.5 million. In addition to improved operating results, the primary factors which contributed to this improvement were decreases in accounts receivable and lower increases in merchandise inventories, both changes due to Broadway store closings, and increases in non-merchandise payables and accrued liabilities. Cash provided from operations in 1995 was negatively impacted by higher payments of non-merchandise payables and accrued liabilities (including liabilities related to the Macy's acquisition).

     The Company is a party to a bank credit facility providing for up to $515.7 million of term borrowings and up to $2,000.0 million of revolving credit borrowings (including a $500.0 million letter of credit subfacility). The Company also has in effect a facility to finance its customer accounts receivable which provides for, among other things, the issuance from time to time of up to $375.0 million of receivables backed commercial paper. As of February 1, 1997, the Company had $515.7 million of term borrowings, $310.0 million of revolving credit borrowings, $48.1 million of standby letters of credit and $112.5 million of trade letters of credit outstanding under its bank credit facility and $146.0 million of commercial paper borrowings outstanding under its receivables backed commercial paper facility.

     Net cash used in investing activities was $649.8 million in 1996 compared to $633.2 million in 1995. In 1996, capital expenditures for property and equipment were $846.0 million and dispositions of property and equipment, principally Broadway stores and merchandise distribution facilities, totaled $196.2 million. During

1996, the Company opened seven new department stores and two new furniture galleries and closed ten stores, five of which were Broadway stores. In 1995, capital expenditures for property and equipment were $696.5 million, and the Company added $16.3 million in cash as a result of the acquisition of Broadway. The total purchase price for Broadway, consisting solely of non-cash items, was $1,620.0 million.

     Net cash used by the Company for all financing activities was $594.4 million in 1996 compared to $304.8 million net cash provided for all financing activities in 1995. During 1996, the Company incurred debt totaling $688.7 million and repaid debt totaling $1,334.9 million. Debt incurred consisted of $450.0 million of 8 1/2% Senior Notes due 2003 and $238.8 million of asset-backed certificates. The major components of debt repaid consisted of $386.5 million of commercial paper borrowings under a receivables based credit facility of a subsidiary of Broadway which was terminated on May 14, 1996, $64.0 million of asset-backed notes issued by a subsidiary of Broadway and $284.3 million of term borrowings and $530.0 million of revolving credit loans under the Company's bank credit facility. In 1996, the Company issued 4.1 million shares of common stock and received $99.0 million in proceeds upon the exercise of its Series A Warrants, which expired on February 15, 1996. On January 22, 1997, the Company entered into an arrangement providing for off balance sheet financing of up to $200.0 million of non-proprietary credit card receivables arising under accounts owned by the Company. At February 1, 1997, $103.5 million of borrowings were outstanding under this arrangement.

     The Company intends to open six new department stores in 1997 and its budgeted capital expenditures are approximately $2,300.0 million for the 1997 to 1999 period. Management presently anticipates funding such expenditures from operations. In addition, the Company intends to close seven to ten department stores in 1997.

     Management believes the department store business will continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of department store assets and companies.

     Management of the Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

                                        INDEX                                           PAGE
--------------------------------------------------------------------------------------  ----
Management's Report...................................................................  F-2
Independent Auditors' Report..........................................................  F-3
Consolidated Statements of Income for the 52 weeks ended February 1, 1997, the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995................  F-4
Consolidated Balance Sheets at February 1, 1997 and February 3, 1996..................  F-5
Consolidated Statements of Cash Flows for the 52 weeks ended February 1, 1997, the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995................  F-6
Notes to Consolidated Financial Statements............................................  F-7

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

     3. EXHIBITS:

     The following exhibits are filed herewith or incorporated by reference as indicated below.

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
      3.1          Certificate of Incorporation             Exhibit 3.1 to the Company's Annual
                                                            Report on Form 10-K for the fiscal
                                                            year ended January 28, 1995 (the
                                                            "1994 Form 10-K")

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
      3.1.1        Certificate of Designations of Series    Exhibit 3.1.1 to the 1994 Form 10-K
                   A Junior Participating Preferred
                   Stock
      3.2          By-Laws                                  Exhibit 3.2 to the 1994 Form 10-K
      4.1          Certificate of Incorporation             See Exhibit 3.1
      4.2          By-Laws                                  See Exhibit 3.2
      4.3          Rights Agreement, dated as of Decem-     Exhibit 4.3 to the 1994 Form 10-K
                   ber 15, 1994, between the Company and
                   the Bank of New York, as rights agent
      4.4          Indenture, dated as of December 15,      Exhibit 4.1 to the Company's
                   1994, between the Company and State      Registration Statement on Form S-3
                   Street Bank and Trust Company            (Registration No. 33-88328) filed on
                   (successor to The First National Bank    January 9, 1995 (the "S-3
                   of Boston), as Trustee                   Registration Statement")
      4.4.1        Third Supplemental Indenture, dated      Exhibit 4.4.1 to the 1994 Form 10-K
                   as of January 23, 1995, between the
                   Company and State Street Bank and
                   Trust Company (successor to The First
                   National Bank of Boston), as Trustee
      4.4.2        Fourth Supplemental Indenture, dated     Exhibit 4.2 to the Company's
                   as of September 27, 1995, between the    Registration Statement on Form 8-A,
                   Company and State Street Bank and        dated November 29, 1995
                   Trust Company (successor to The First
                   National Bank of Boston), as Trustee
      4.4.3        Fifth Supplemental Indenture, dated      Exhibit 2 to the Company's
                   as of October 6, 1995, between the       Registration Statement on Form 8-A,
                   Company and State Street Bank and        dated October 4, 1995
                   Trust Company (successor to The First
                   National Bank of Boston), as Trustee
      4.4.4        Sixth Supplemental Indenture, dated      Exhibit 4.4.4 to the Company's Annual
                   as of February 1, 1996, between the      Report on Form 10-K for the fiscal
                   Company and State Street Bank and        year ended January 28, 1995 (the 1995
                   Trust Company (successor to The First    Form 10-K")
                   National Bank of Boston), as Trustee
      4.4.5        Seventh Supplemental Indenture, dated    Exhibit 4.2 to the Company's
                   as of May 22, 1996, between the          Quarterly Report on Form 10-Q for the
                   Company and State Street Bank and        period ended May 4, 1996 (the "May
                   Trust Company (successor to The First    1996 Form 10-Q")
                   National Bank of Boston), as Trustee
      4.5          Series C Warrant Agreement               Exhibit 4.6 to the 1994 Form 10-K
      4.6          Series D Warrant Agreement               Exhibit 4.7 to the 1994 Form 10-K
      4.7          Series E Warrant Agreement               Exhibit 4.9 to the 1995 Form 10-K

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
      4.8          Warrant Agreement                        Exhibit 4.1 to Broadway's Annual
                                                            Report on Form 10-K (File No. 1-8765)
                                                            for the fiscal year ended January 30,
                                                            1993 (the "Broadway 1992 Form 10-K")
      4.8.1        Letter Agreement, dated October 11,      Exhibit 4.5.1 to the October 1995
                   1995, between Broadway and The Bank      Form 10-Q
                   of New York
      4.9          Series B Warrant Agreement               Exhibit 10.7 to the Company's
                                                            Registration Statement on Form 10
                                                            (File No. 1-10951), filed November
                                                            27, 1991, as amended (the "Form 10")
     10.1          Credit Agreement, dated as of Decem-     Exhibit 10.3 to the 1994 Form 10-K
                   ber 19, 1994, among the Company, Ci-
                   tibank, N.A., The Chase Manhattan
                   Bank, successor to Chemical Bank
                   ("Chase Bank"), Citicorp Securities,
                   Inc., Chase Securities, Inc.,
                   successor to Chemical Securities,
                   Inc., and the initial lenders named
                   therein (the "Working Capital Credit
                   Agreement")
     10.1.1        Amendment #2 and Waiver, dated as of     Exhibit 10.5 to the October 1995 Form
                   August 30, 1995, to the Working          10-Q
                   Capital Credit Agreement
     10.1.2        Amendment #3, dated as of April 26,      Exhibit 4.1 to the May 1996 Form 10-Q
                   1996, to the Working Capital Credit
                   Agreement
     10.1.3        Amendment #4, dated as of September
                   9, 1996, to the Working Capital
                   Credit Agreement
     10.1.4        Amendment #5, dated as of January 6,
                   1997, to the Working Capital Credit
                   Agreement
     10.2          Loan Agreement, dated as of December     Exhibit 10.12 to Allied's Annual
                   30, 1987 (the "Prudential Loan Agree-    Report on Form 10-K (File No. 1-970)
                   ment"), among Prudential, Allied         for the fiscal year ended January 2,
                   Stores Corporation ("Allied"), and       1988
                   certain subsidiaries of Allied named
                   therein
     10.2.1        Amendment No. 1, dated as of Decem-      Exhibit 10.9.1 to Form 10
                   ber 29, 1988, to the Prudential Loan
                   Agreement
     10.2.2        Amendment No. 2, dated as of Novem-      Exhibit 10.9.2 to Form 10
                   ber 17, 1989, to the Prudential Loan
                   Agreement

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
     10.2.3        Amendment No. 3, dated as of February    Exhibit 10.9.3 to Form 10
                   5, 1992, to the Prudential Loan
                   Agreement
     10.3          Loan Agreement, dated as of May 26,      Exhibit 10.47 to the 1994 S-4
                   1994 (the "Lazarus PA Mortgage Term      Registration Statement
                   Loan"), among Lazarus PA, Inc.
                   (formerly Joseph Horne Co., Inc.),
                   the banks listed thereon, and PNC
                   Bank, Ohio, National Association, as
                   Agent ("PNC")
     10.3.1        First Amendment to the Lazarus PA        Exhibit 10.6 to the October 1995 Form
                   Mortgage Term Loan                       10-Q
     10.4          Guaranty Agreement, dated as of May      Exhibit 10.48 to the 1994 S-4
                   26, 1994, made by the Company in         Registration Statement
                   favor of the banks listed on the
                   Lazarus PA Mortgage Term Loan and PNC
     10.4.1        Amendment #1 to Guaranty Agreement,      Exhibit 10.7.1 to the 1994 Form 10-K
                   dated as of February 28, 1995, made
                   by the Company in favor of the banks
                   listed on the Lazarus PA Mortgage
                   Term Loan and PNC
     10.5          Amended and Restated Term Loan Agree-    Exhibit 4.23 to Broadway's Annual
                   ment, dated as of October 8, 1992, by    Report on Form 10-K (File No. 1-8765)
                   and among the Banks party thereto,       for the fiscal year ended January 30,
                   Bank of America National Trust and       1993, as amended (the "Broadway 1992
                   Savings Association as Agent for         10-K")
                   Banks and Carter Hawley Hale Stores,
                   Inc.
     10.5.1        Master Capitalized Interest Note,        Exhibit 4.24 to the Broadway 1992
                   dated as of October 8, 1992, in favor    10-K
                   of Bank of America National Trust and
                   Savings Association as Agent for
                   certain banks in the amount of
                   $10,750,830.46
     10.5.2        Master Principal Note, dated as of       Exhibit 4.25 to the Broadway 1992
                   October 8, 1992, in favor of Bank of     10-K
                   America National Trust and Savings
                   Association as Agent for certain
                   banks in the amount of $89,662,770.00
     10.5.3        First Amendment to Amended and Re-       Exhibit 10.2.3 to the October 1995
                   stated Term Loan Agreement, dated as     Form 10-Q
                   of October 11, 1995, by and among
                   Broadway, the Banks party thereto and
                   Bank of America National Trust and
                   Savings Association, as Agent for
                   Banks

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
     10.5.4        Second Amendment to Amended and Re-      Exhibit 10.5.4 to the 1995 Form 10-K
                   stated Term Loan Agreement, dated as
                   of December 1, 1995, by and among
                   Broadway, the Banks party thereto and
                   Bank of America National Trust and
                   Savings Association, as Agent for
                   Banks
     10.6          Amended and Restated Pooling and Ser-    Exhibit 4.10 to Prime's Current
                   vicing Agreement, dated as of Decem-     Report on Form 8-K (File No. 0-2118),
                   ber 15, 1992 (the "Pooling and           dated March 29, 1993
                   Servicing Agreement"), among the
                   Company, Prime Receivables
                   Corporation ("Prime") and The Chase
                   Manhattan Bank, successor to Chemical
                   Bank, as Trustee
     10.6.1        First Amendment, dated as of December    Exhibit 10.10.1 to the Company's
                   1, 1993, to the Pooling and Servicing    Annual Report on Form 10-K (File No.
                   Agreement                                1-10951) for the fiscal year ended
                                                            January 29, 1994 (the "1993 Form
                                                            10-K")
     10.6.2        Second Amendment, dated as of Febru-     Exhibit 10.10.2 to the 1993 Form 10-K
                   ary 28, 1994, to the Pooling and
                   Servicing Agreement
     10.6.3        Third Amendment, dated as of May 31,     Exhibit 10.8.3 to the 1994 Form 10-K
                   1994, to the Pooling and Servicing
                   Agreement
     10.6.4        Fourth Amendment, dated as of Janu-      Exhibit 10.6.4 to the 1995 Form 10-K
                   ary 18, 1995, to the Pooling and
                   Servicing Agreement
     10.6.5        Fifth Amendment, dated as of April       Exhibit 10.6.5 to the 1995 Form 10-K
                   30, 1995, to the Pooling and
                   Servicing Agreement
     10.6.6        Sixth Amendment, dated as of July 27,    Exhibit 10.6.6 to the 1995 Form 10-K
                   1995, to the Pooling and Servicing
                   Agreement
     10.6.7        Seventh Amendment, dated as of May
                   14, 1996, to the Pooling and
                   Servicing Agreement
     10.6.8        Eighth Amendment, dated as of March
                   3, 1997, to the Pooling and Servicing
                   Agreement
     10.7          Assumption Agreement under the           Exhibit 10.10.3 to the 1993 Form 10-K
                   Pooling and Servicing Agreement,
                   dated as of September 15, 1993

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
     10.8          Series 1992-1 Supplement, dated as of    Exhibit 4.6 to Prime's Registration
                   December 15, 1992, to the Pooling and    Statement on Form 8-A, filed January
                   Servicing Agreement                      22, 1993, as amended ("Prime's Form
                                                            8-A")
     10.9          Series 1992-2 Supplement, dated as of    Exhibit 4.7 to Prime's Form 8-A
                   December 15, 1992, to the Pooling and
                   Servicing Agreement
     10.10         Series 1992-3 Supplement, dated as of    Exhibit 4.8 to Prime's Current Report
                   January 5, 1993, to the Pooling and      on Form 8-K (File No. 0-2118), dated
                   Servicing Agreement                      January 29, 1993
     10.11         Series 1995-1 Supplement, dated as of    Exhibit 4.7 to Prime's Registration
                   July 27, 1995, to the Pooling and        Statement on Form S-1, filed July 14,
                   Servicing Agreement                      1995, as amended
     10.12         Series 1996-1 Supplement, dated as of    Exhibit 4 to the May 1996 Prime 8-K
                   May 14, 1996, to the Pooling and
                   Servicing Agreement
     10.13         Receivables Purchase Agreement, dated    Exhibit 10.2 to Prime's Form 8-A
                   as of December 15, 1992 (the
                   "Receivables Purchase Agreement"),
                   among Abraham & Straus, Inc.,
                   Bloomingdale's, Inc., Burdines, Inc.,
                   Jordan Marsh Stores Corporation,
                   Lazarus, Inc., Rich's Department
                   Stores, Inc., Stern's Department
                   Stores, Inc., The Bon, Inc. and Prime
     10.13.1       First Amendment, dated as of June 23,    Exhibit 10.14.1 to 1993 Form 10-K
                   1993, to the Receivables Purchase
                   Agreement
     10.13.2       Second Amendment, dated as of Decem-     Exhibit 10.14.2 to 1993 Form 10-K
                   ber 1, 1993, to the Receivables
                   Purchase Agreement
     10.13.3       Third Amendment, dated as of Febru-      Exhibit 10.14.3 to 1993 Form 10-K
                   ary 28, 1994, to the Receivables
                   Purchase Agreement
     10.13.4       Fourth Amendment, dated as of May 31,    Exhibit 10.13.4 to the 1994 Form 10-K
                   1994, to the Receivables Purchase
                   Agreement
     10.13.5       Fifth Amendment, dated as of April       Exhibit 10.12.5 to the 1995 Form 10-K
                   30, 1995, to the Receivables Purchase
                   Agreement
     10.13.6       Sixth Amendment, dated as of August
                   26, 1995, to the Receivables Purchase
                   Agreement

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
     10.13.7       Seventh Amendment, dated as of Au-
                   gust 26, 1995, to the Receivables
                   Purchase Agreement
     10.13.8       Eighth Amendment, dated as of May 14,
                   1996, to the Receivables Purchase
                   Agreement
     10.13.9       Ninth Amendment, dated as of March 3,
                   1997, to the Receivables Purchase
                   Agreement
     10.13.10      First Supplement, dated as of Septem-    Exhibit 10.14.4 to 1993 Form 10-K
                   ber 15, 1993, to the Receivables
                   Purchase Agreement
     10.13.11      Second Supplement, dated as of May       Exhibit 10.12.7 to the 1995 Form 10-K
                   31, 1994, to the Receivables Purchase
                   Agreement
     10.14         Depository Agreement, dated as of        Exhibit 10.15 to Company's Annual
                   December 31, 1992, among Deerfield       Report on Form 10-K (File No.
                   Funding Corporation, now known as        1-10951) for the fiscal year ended
                   Seven Hills Funding Corporation          January 30, 1993 ("1992 Form 10-K")
                   ("Seven Hills"), the Company, and
                   Chase Bank, as Depository
     10.15         Liquidity Agreement, dated as of         Exhibit 10.16 to 1992 Form 10-K
                   December 31, 1992, among Seven Hills,
                   the Company, the financial
                   institutions named therein, and
                   Credit Suisse, New York Branch, as
                   Liquidity Agent
     10.16         Pledge and Security Agreement, dated     Exhibit 10.17 to 1992 Form 10-K
                   as of December 31, 1992, among Seven
                   Hills, the Company, Chase Bank, as
                   Depository and Collateral Agent, and
                   the Liquidity Agent
     10.17         Commercial Paper Dealer Agreement,       Exhibit 10.18 to 1992 Form 10-K
                   dated as of December 31, 1992, among
                   Seven Hills, the Company, and Goldman
                   Sachs Money Markets, L.P.
     10.18         Commercial Paper Dealer Agreement,       Exhibit 10.19 to 1992 Form 10-K
                   dated as of December 31, 1992, among
                   Seven Hills, the Company, and
                   Shearson Lehman Brothers, Inc.
     10.19         Receivables Purchase Agreement, dated
                   as of January 22, 1997, among FDS
                   National Bank and Prime II
                   Receivables Corporation ("Prime II")

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
     10.20         Class A Certificate Purchase
                   Agreement, dated as of January 22,
                   1997, among Prime II, FDS National
                   Bank, The Class A Purchasers Parties
                   thereto and Credit Suisse First
                   Boston, New York Branch, as Agent
     10.21         Class B Certificate Purchase
                   Agreement, dated as of January 22,
                   1997, among Prime II, FDS National
                   Bank, The Class B Purchasers Parties
                   thereto and Credit Suisse First
                   Boston, New York Branch, as Agent
     10.22         Pooling and Servicing Agreement,
                   dated as of January 22, 1997, (the
                   "Prime II Pooling and Servicing
                   Agreement") among Prime II, FDS
                   National Bank and The Chase Manhattan
                   Bank, as Trustee
     10.23         Series 1997-1 Supplement, dated as of
                   January 22, 1997, to the Prime II
                   Pooling and Servicing Agreement
     10.24         Commercial Paper Dealer Agreement,
                   dated as of January 30, 1997, between
                   the Company and Citicorp Securities,
                   Inc.
     10.25         Commercial Paper Issuing and Paying
                   Agent Agreement, dated as of January
                   30, 1997, between Citibank, N.A. and
                   the Company
     10.26         Commercial Paper Dealer Agreement,
                   dated as of January 30, 1997, between
                   the Company and Lehman Brothers, Inc
     10.27         Tax Sharing Agreement                    Exhibit 10.10 to Form 10
     10.28         Ralphs Tax Indemnification Agreement     Exhibit 10.1 to Form 10
     10.29         Account Purchase Agreement dated as      Exhibit 19.2 to Macy's Quarterly
                   of May 10, 1991 by and among Monogram    Report on Form 10-Q for the fiscal
                   Bank, USA, Macy's, Macy Credit Corpo-    quarter ended May 4, 1991 (File No.
                   ration, Macy Funding, Macy's             33-6192), as amended under cover of
                   California, Inc., Macy's Northeast,      Form 8, dated October 3, 1991
                   Inc., Macy's South, Inc., Bullock's      ("Macy's May 1991 Form 10-Q")
                   Inc., I. Magnin, Inc., Form 10-Q")
                   Master Servicer, and Macy Specialty
                   Stores, Inc.**

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
     10.30         Amended and Restated Credit Card Pro-    Exhibit 10.1 to the Company's
                   gram Agreement, dated as of June 4,      Quarterly Report on Form 10-Q for the
                   1996, among GE Capital Consumer Card     period ended August 3, 1996 (the
                   Co. ("GE Bank"), FDS National Bank,      "August 1996 Form 10-Q")
                   Macy's East, Inc., Macy's West, Inc.,
                   Bullock's, Inc., Broadway Stores,
                   Inc., FACS Group, Inc., and
                   MSS-Delaware, Inc.**
     10.31         Amended and Restated Trade Name and      Exhibit 10.2 to the August 1996 Form
                   Service Mark License Agreement, dated    10-Q
                   as of June 4, 1996, among the
                   Company, GE Bank and General Electric
                   Capital Corporation ("GE Capital")
     10.32         FACS Credit Services and License         Exhibit 10.3 to the August 1996 Form
                   Agreement, dated as of June 4, 1996,     10-Q
                   by and among GE Bank, GE Capital and
                   FACS Group, Inc.**
     10.33         FDS Guaranty, dated as of June 4,        Exhibit 10.4 to the August 1996 Form
                   1996                                     10-Q
     10.34         GE Capital Credit Services and           Exhibit 10.5 to the August 1996 Form
                   License Agreement, dated as of June      10-Q
                   4, 1996, among GE Capital, FDS
                   National Bank, the Company and FACS
                   Group, Inc.**
     10.35         GE Capital/GE Bank Credit Services       Exhibit 10.6 to the August 1996 Form
                   Agreement, dated as of June 4, 1996,     10-Q
                   among GE Capital and GE Bank**
     10.36         Amended and Restated Commercial Ac-      Exhibit 10.7 to the August 1996 Form
                   counts Agreement, dated as of June 4,    10-Q
                   1996, among GE Capital, the Company,
                   FDS National Bank, Macy's East, Inc.,
                   Macy's West, Inc., Bullock's, Inc.,
                   Broadway Stores, Inc., FACS Group,
                   Inc. and MSS-Delaware, Inc.**
     10.37         1992 Executive Equity Incentive Plan*    Exhibit 10.12 to Form 10
     10.38         1995 Executive Equity Incentive Plan,
                   as amended and restated as of
                   February 28, 1997*
     10.39         1992 Incentive Bonus Plan*               Exhibit 10.12 to Form 10
     10.40         Form of Severance Agreement*             Exhibit 10.33 to the 1994 Form 10-K
     10.41         Form of Indemnification Agreement*       Exhibit 10.14 to Form 10
     10.42         Senior Executive Medical Plan*           Exhibit 10.1.7 to 1989 Form 10-K
     10.43         Employment Agreement, dated as of        Exhibit 10.59 to the 1994 S-4
                   June 24, 1994, between Allen I.          Registration Statement
                   Questrom and the Company*

EXHIBIT NUMBER                  DESCRIPTION                 DOCUMENT IF INCORPORATED BY REFERENCE
--------------     -------------------------------------    -------------------------------------
     10.44         Employment Agreement, dated as of
                   March 10, 1997, between James M. Zim-
                   merman and the Company*
     10.45         Form of Employment Agreement for         Exhibit 10.31 to 1993 Form 10-K
                   Executives and Key Employees*
     10.46         Supplementary Executive Retirement
                   Plan, as amended and restated as of
                   January 1, 1997*
     10.47         Executive Deferred Compensation Plan*
     10.48         Profit Sharing 401(k) Investment Plan
                   (amending and restating the
                   Retirement Income and Thrift
                   Incentive Plan) effective as of April
                   1, 1997*
     10.49         Cash Account Pension Plan (amending
                   and restating The Federated Pension
                   Plan) effective as of January 1,
                   1997*
     11            Statement Regarding Computation of
                   Earnings
     21            Subsidiaries
     23            Consent of KPMG Peat Marwick LLP
     24            Powers of Attorney
     27            Financial Data Schedule

---------------

 * Constitutes a compensatory plan or arrangement.

** Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FEDERATED DEPARTMENT STORES, INC.

                                          By:     /s/ DENNIS J. BRODERICK
                                            ------------------------------------
                                                    Dennis J. Broderick
                                               Senior Vice President, General
                                                    Counsel and Secretary

Date: April 17, 1997

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 17, 1997.

                    SIGNATURE                                              TITLE
-------------------------------------------------   ---------------------------------------------------
                        *                           Chairman of the Board and Chief Executive Officer
-------------------------------------------------     (principal executive officer) and Director
                Allen I. Questrom

                        *                           Vice Chairman and Chief Financial Officer
-------------------------------------------------     (principal financial officer) and Director
                 Ronald W. Tysoe

                        *                           Vice President and Controller
-------------------------------------------------     (principal accounting officer)
                 Joel A. Belsky

                        *                           Director
-------------------------------------------------
                 Lyle Everingham

                        *                           Director
-------------------------------------------------
                 Meyer Feldberg

                        *                           Director
-------------------------------------------------
               Earl G. Graves, Sr.

                        *                           Director
-------------------------------------------------
                 George V. Grune

                        *                           Director
-------------------------------------------------
                 Joseph Neubauer

                        *                           Director
-------------------------------------------------
                Paul W. Van Orden

                        *                           Director
-------------------------------------------------
             Karl M. von der Heyden

                        *                           Director
-------------------------------------------------
               Craig E. Weatherup

                        *                           Director
-------------------------------------------------
              Marna C. Whittington

                        *                           Director
-------------------------------------------------
               James M. Zimmerman

    *The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

                                          By:     /s/ DENNIS J. BRODERICK
                                            ------------------------------------
                                                    Dennis J. Broderick
                                                      Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
          Management's Report................................................  F-2
          Independent Auditors' Report.......................................  F-3
          Consolidated Statements of Income for the 52 weeks ended February
            1, 1997, the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995...........................................  F-4
          Consolidated Balance Sheets at February 1, 1997 and February 3,
            1996.............................................................  F-5
          Consolidated Statements of Cash Flows for the 52 weeks ended
            February 1, 1997, the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995.....................................  F-6
          Notes to Consolidated Financial Statements.........................  F-7

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

     The consolidated financial statements of the Company have been audited by KPMG Peat Marwick LLP, independent certified public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audits conducted in accordance with generally accepted auditing standards.

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

Joel A. Belsky
Vice President and Controller

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of income and cash flows for the fifty-two week period ended February 1, 1997, the fifty-three week period ended February 3, 1996 and the fifty-two week period ended January 28, 1995. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for the fifty-two week period ended February 1, 1997, the fifty-three week period ended February 3, 1996 and the fifty-two week period ended January 28, 1995, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Cincinnati, Ohio
March 4, 1997

                       FEDERATED DEPARTMENT STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                       (THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

                                                     52 WEEKS         53 WEEKS         52 WEEKS
                                                      ENDED            ENDED            ENDED
                                                   FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,
                                                       1997             1996             1995
                                                   ------------     ------------     ------------
Net sales, including leased department sales.....  $15,228,999      $15,048,513       $8,315,877
                                                   -----------      -----------       ----------
Cost of sales:
  Recurring......................................    9,288,686        9,317,784        5,131,363
  Inventory valuation adjustments related to
     consolidation...............................       65,681           91,637           14,880
                                                   -----------      -----------       ----------
Total cost of sales..............................    9,354,367        9,409,421        5,146,243
Selling, general and administrative expenses:
  Recurring......................................    4,738,483        4,748,331        2,549,122
  Business integration and consolidation
     expenses....................................      242,950          202,293           70,987
  Charitable contribution to Federated Department
     Stores Foundation...........................           --           25,581               --
                                                   -----------      -----------       ----------
Total selling, general and administrative
  expenses.......................................    4,981,433        4,976,205        2,620,109
                                                   -----------      -----------       ----------
Operating income.................................      893,199          662,887          549,525
Interest expense.................................     (498,616)        (508,132)        (262,115)
Interest income..................................       46,852           47,104           43,874
                                                   -----------      -----------       ----------
Income before income taxes.......................      441,435          201,859          331,284
Federal, state and local income tax expense......     (175,571)        (127,306)        (143,668)
                                                   -----------      -----------       ----------
Net income.......................................  $   265,864      $    74,553       $  187,616
                                                   ===========      ===========       ==========
Earnings per share...............................  $      1.28      $       .39       $     1.41
                                                   ===========      ===========       ==========

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (THOUSANDS)
================================================================================

                                                                   FEBRUARY 1, 1997   FEBRUARY 3, 1996
                                                                   ----------------   ----------------
ASSETS
Current Assets:
  Cash...........................................................    $    148,794       $    172,518
  Accounts receivable............................................       2,834,321          2,842,077
  Merchandise inventories........................................       3,245,996          3,094,848
  Supplies and prepaid expenses..................................         109,678            176,411
  Deferred income tax assets.....................................          88,513             74,511
                                                                     ------------       ------------
          Total Current Assets...................................       6,427,302          6,360,365
Property and Equipment -- net....................................       6,524,757          6,305,167
Intangible Assets -- net.........................................         717,404            744,689
Notes Receivable.................................................         204,400            415,066
Other Assets.....................................................         390,280            469,763
                                                                     ------------       ------------
          Total Assets...........................................    $ 14,264,143       $ 14,295,050
                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................................    $  1,094,557       $    733,115
  Accounts payable and accrued liabilities.......................       2,492,195          2,358,543
  Income taxes...................................................           8,947              6,411
                                                                     ------------       ------------
          Total Current Liabilities..............................       3,595,699          3,098,069
Long-Term Debt...................................................       4,605,916          5,632,232
Deferred Income Taxes............................................         830,943            732,936
Other Liabilities................................................         562,431            558,127
Shareholders' Equity.............................................       4,669,154          4,273,686
                                                                     ------------       ------------
          Total Liabilities and Shareholders' Equity.............    $ 14,264,143       $ 14,295,050
                                                                     ============       ============

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (THOUSANDS)
================================================================================

                                                                  52 WEEKS ENDED  53 WEEKS ENDED
                                                                   FEBRUARY 1,     FEBRUARY 3,     52 WEEKS ENDED
                                                                       1997            1996       JANUARY 28, 1995
                                                                  --------------  --------------  ----------------
Cash flows from operating activities:
  Net income......................................................  $    265,864   $     74,553     $    187,616
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of property and equipment.....       504,119        444,830          260,485
      Amortization of intangible assets...........................        27,285         47,451           22,662
      Amortization of financing costs.............................        26,762         21,702           11,468
      Amortization of original issue discount.....................           459          1,202           29,435
      Amortization of unearned restricted stock...................         1,958          4,630            2,714
      Changes in assets and liabilities, net of effects of
        acquisition of companies:
          (Increase) decrease in accounts receivable..............       222,828        (21,098)        (310,934)
          (Increase) decrease in merchandise inventories..........      (151,148)      (361,991)          28,620
          (Increase) decrease in supplies and prepaid expenses....        66,731        (67,745)           2,450
          (Increase) decrease in other assets not separately
            identified............................................       (11,608)        61,483            2,697
          Increase (decrease) in accounts payable and accrued
            liabilities not separately identified.................       176,691        (83,220)        (124,662)
          Increase (decrease) in current income taxes.............         2,536        (45,437)          61,149
          Increase (decrease) in deferred income taxes............        84,005        192,079          (12,057)
          Increase (decrease) in other liabilities not separately
            identified............................................         4,005         26,068             (184)
                                                                    -----------     -----------      -----------
              Net cash provided by operating activities...........     1,220,487        294,507          161,459
                                                                    -----------     -----------      -----------
Cash flows from investing activities:
  Acquisition of companies, net of cash acquired..................            --         16,262         (575,408)
  Purchase of property and equipment..............................      (846,016)      (696,488)        (386,847)
  Disposition of property and equipment...........................       196,222         46,992            8,723
                                                                    -----------     -----------      -----------
              Net cash used by investing activities...............      (649,794)      (633,234)        (953,532)
                                                                    -----------     -----------      -----------
Cash flows from financing activities:
  Debt issued.....................................................       688,665      1,347,106        2,526,861
  Financing costs.................................................       (11,120)       (27,236)         (66,602)
  Debt repaid.....................................................    (1,334,898)    (1,020,117)      (1,594,136)
  Decrease in outstanding checks..................................       (65,010)        (9,647)         (95,010)
  Acquisition of treasury stock...................................        (1,415)        (1,006)            (354)
  Issuance of common stock........................................       129,361         15,655            5,376
                                                                    -----------     -----------      -----------
              Net cash provided (used) by financing activities....      (594,417)       304,755          776,135
                                                                    -----------     -----------      -----------
Net decrease in cash..............................................       (23,724)       (33,972)         (15,938)
Cash beginning of period..........................................       172,518        206,490          222,428
                                                                    -----------     -----------      -----------
Cash end of period................................................  $    148,794   $    172,518     $    206,490
                                                                    ===========     ===========      ===========
Supplemental cash flow information:
  Interest paid...................................................  $    465,360   $    444,398     $    211,457
  Interest received...............................................        45,637         46,445           44,675
  Income taxes paid (net of refunds received).....................        21,124         35,103           93,647
  Schedule of noncash investing and financing activities:
      Capital lease obligations for new store fixtures............            --          2,818           10,817
      Common stock issued for the Executive Deferred Compensation
        Plan......................................................         2,926          2,501            2,070
      Debt and merger related liabilities issued, reinstated or
        assumed in acquisition....................................            --      1,267,074        1,414,969
      Equity issued in acquisition................................            --        352,902        1,166,014
      Debt and equity issued for purchase of debt.................            --        429,665               --

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Federated Department Stores, Inc. (the "Company") is a retail organization operating department stores that sell a wide range of merchandise, including women's, men's and children's apparel, cosmetics, home furnishings and other consumer goods.

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

     Installments of deferred payment accounts receivable maturing after one year are included in current assets in accordance with industry practice. Such accounts are accepted on customary revolving credit terms and offer the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers may make scheduled minimum payments and incur competitive finance charges. Minimum payments vary from 2.5% to 100.0% of the account balance, depending on the size of the balance. Profits on installment sales are included in income when the sales are made. Finance charge income is included as a reduction of selling, general and administrative expenses.

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

     Intangible assets are amortized on a straight-line basis over their estimated lives (see Note 7). The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the present value of the expected future operating cash flows derived from such intangible assets is less than their carrying value.

     Advertising and promotional costs, which are generally expensed as incurred, amounted to $617.6 million for the 52 weeks ended February 1, 1997, $633.2 million for the 53 weeks ended February 3, 1996 and $347.5 million for the 52 weeks ended January 28, 1995.

     Financing costs are amortized over the life of the related debt.

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

================================================================================

statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The cost of postretirement benefits other than pensions is recognized in the financial statements over an employee's term of service with the Company.

     The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25") and related Interpretations (see Note 14).

     Earnings per share are computed on the basis of daily average number of shares outstanding during the year. Any dilution from the potential issuance of shares under warrant agreements or stock option plans would be less than 3.0%. Fully diluted earnings per share include the effect of the potential issuance of shares under warrant agreements or stock option plans, as well as for convertible debt and, unless disclosed, any such dilution would be less than 3.0%.

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

     The Broadway acquisition was accounted for under the purchase method and, accordingly, the results of operations of Broadway have been included in the Company's results of operations since July 29, 1995 and the purchase price has been allocated to Broadway's assets and liabilities based on the estimated fair value of these assets and liabilities as of that date.

     The following unaudited pro forma condensed statement of income gives effect to the Broadway acquisition and related financing transactions as if such transactions had occurred at the beginning of the period presented.

                                                                          53 WEEKS ENDED
                                                                         FEBRUARY 3, 1996
                                                                 ---------------------------------
                                                                 (MILLIONS, EXCEPT PER SHARE DATA)
     Net sales..............................................                 $15,933.1
     Net income.............................................                      24.3
     Earnings per share.....................................                       .12

================================================================================

     The foregoing unaudited pro forma condensed statement of income gives effect to, among other pro forma adjustments, the following:

 (i) Interest expense on debt incurred in connection with the acquisition, the reversal of certain of Broadway's historical interest expense;

 (ii) Amortization, over 20 years, of the excess of cost over net assets acquired;

(iii) Depreciation and amortization adjustments related to the fair market value of assets acquired;

 (iv) Adjustments to income tax expense related to the above; and

 (v) Adjustments for shares issued.

     The foregoing unaudited pro forma information is provided for illustrative purposes only and does not purport to be indicative of results that actually would have been achieved had the acquisition been consummated on the first day of the period presented.

     On December 19, 1994, the Company acquired R. H. Macy & Co., Inc. ("Macy's") pursuant to a Plan of Reorganization of Macy's and substantially all of its subsidiaries. The total purchase price of the Macy's acquisition was approximately $3,815.9 million.

     The Macy's acquisition was accounted for under the purchase method and, accordingly, the results of operations of Macy's have been included in the Company's results of operations since the date of acquisition and the purchase price has been allocated to Macy's assets and liabilities based on the estimated fair value of these assets and liabilities at the date of acquisition.

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

3. INVENTORY VALUATION ADJUSTMENTS RELATED TO CONSOLIDATION AND BUSINESS INTEGRATION AND CONSOLIDATION EXPENSES

     In connection with the consolidation of merchandise inventories for acquired and pre-existing businesses, the Company recorded one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced as a separate component of cost of sales. For the 52 weeks ended February 1, 1997, the amount recorded related to the consolidation of Broadway into the Company's Macy's West division. For the 53 weeks ended February 3, 1996, $69.1 million related to the integration of Macy's into the Company including the consolidation of the Macy's East division with the Company's Abraham & Straus/Jordan Marsh division and $22.5 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions. For the 52 weeks ended January 28, 1995, the amount recorded related to the consolidation of Horne's into the Company's Lazarus division.

================================================================================

     Additionally, the Company incurred certain one-time costs related to the integration and consolidation of acquired and pre-existing businesses and classified such costs as business integration and consolidation expenses as a separate component of selling, general and administrative expenses.

     During the 52 weeks ended February 1, 1997, the Company recorded $242.9 million of business integration and consolidation expenses, consisting of $167.7 million of costs associated with the integration of Broadway into the Company, $33.7 million of costs related to the integration of Macy's into the Company and $41.5 million of costs related to other support operation restructurings. The major components of the Broadway integration expenses were $90.4 million of costs associated with converting the Broadway stores to other nameplates of the Company (including advertising, credit card issuance and promotion and other name change expenses), $28.6 million of costs associated with operating Broadway central office functions for a transitional period and $48.7 million of other costs and expenses associated with the integration of Broadway into the Company, including the disposition of properties. The costs associated with the integration of Macy's into the Company primarily related to the administration and integration of Company-wide policies and procedures and the elimination of duplicative or non-continuing facilities. The costs associated with other support operation restructurings primarily related to the closure and disposition of warehouses and distribution centers in connection with the centralization of the Company's merchandise distribution function.

     During the 53 weeks ended February 3, 1996, the Company recorded $202.3 million of business integration and consolidation expenses associated with the integration of Macy's and Broadway into the Company ($139.8 million and $48.1 million, respectively) and the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions ($14.4 million). The primary components of the Macy's integration expenses were $31.1 million of costs to close and sell certain stores, $38.4 million of costs to convert a number of stores to other nameplates, $30.8 million of severance costs and $39.5 million of other costs and expenses associated with integrating Macy's into the Company. The major components of the Broadway integration expenses were $23.3 million of costs to close certain stores, $8.7 million of costs to refinance certain indebtedness and $16.1 million of other costs and expenses associated with integrating Broadway into the Company.

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

     The Company also recorded $12.1 million of costs in the 52 weeks ended January 28, 1995 for the integration of the ten Horne's department stores and related facilities and merchandising and operating functions into the Company, including the costs of operating the Horne's central office during a transitional period and the incremental costs associated with converting the Horne's stores to Lazarus stores (including advertising, credit card issuance and promotion, data processing conversion and other name change expenses).

================================================================================

     Finally, as a result of the consolidation of the Company's
Rich's/Goldsmith's and Lazarus divisions, the Company recorded a $13.1 million charge in the 52 weeks ended January 28, 1995 for severance related to the elimination of duplicative positions.

4. ACCOUNTS RECEIVABLE

                                                     FEBRUARY 1,     FEBRUARY 3,
                                                        1997            1996
                                                     -----------     -----------
                                                              (MILLIONS)
Due from customers...............................     $ 2,523.4       $ 2,698.8
Less allowance for doubtful accounts.............          96.2            83.5
                                                      ---------       ---------
                                                        2,427.2         2,615.3
Other receivables................................         407.1           226.8
                                                      ---------       ---------
Net receivables..................................     $ 2,834.3       $ 2,842.1
                                                      =========       =========

     Sales through the Company's credit plans were $4,191.3 million for the 52 weeks ended February 1, 1997, $4,323.8 million for the 53 weeks ended February 3, 1996 and $3,916.9 million for the 52 weeks ended January 28, 1995, respectively. The credit plans relating to operations of the Company that were previously conducted through divisions of Macy's are owned by a third party. As of February 1, 1997, other receivables includes $200.0 million of a note receivable maturing on May 3, 1997 (see Note 8).

     Finance charge income amounted to $429.5 million for the 52 weeks ended February 1, 1997, $405.2 million for the 53 weeks ended February 3, 1996 and $320.3 million for the 52 weeks ended January 28, 1995, respectively.

     Changes in allowance for doubtful accounts are as follows:

                                      52 WEEKS ENDED      53 WEEKS ENDED      52 WEEKS ENDED
                                     FEBRUARY 1, 1997    FEBRUARY 3, 1996    JANUARY 28, 1995
                                     ----------------    ----------------    ----------------
                                                            (MILLIONS)
Balance, beginning of year.........      $   83.5            $   44.9             $ 36.9
Charged to costs and expenses......         171.9               126.9               66.5
Acquired...........................            --                16.8                 --
Net uncollectible balances written
  off..............................        (159.2)             (105.1)             (58.5)
                                         --------            --------             ------
Balance, end of year...............      $   96.2            $   83.5             $ 44.9
                                         ========            ========             ======

5. INVENTORIES

     Merchandise inventories were $3,246.0 million at February 1, 1997, compared to $3,094.8 million at February 3, 1996. At these dates, the cost of inventories using the LIFO method approximates the cost of such inventories using the first-in, first-out method. The application of the LIFO method did not impact the 52 weeks ended February 1, 1997 or the 53 weeks ended February 3, 1996 and resulted in a pre-tax credit of $11.3 million for the 52 weeks ended January 28, 1995.

================================================================================

6. PROPERTIES AND LEASES

                                                                    FEBRUARY 1,     FEBRUARY 3,
                                                                       1997            1996
                                                                    -----------     -----------
                                                                            (MILLIONS)
    Land..........................................................   $ 1,047.6       $ 1,050.6
    Buildings on owned land.......................................     2,307.0         2,400.4
    Buildings on leased land and leasehold improvements...........     1,547.0         1,389.0
    Store fixtures and equipment..................................     2,917.5         2,352.1
    Leased properties under capitalized leases....................        78.0            80.6
                                                                     ---------       ---------
                                                                       7,897.1         7,272.7
    Less accumulated depreciation and amortization................     1,372.3           967.5
                                                                     ---------       ---------
                                                                     $ 6,524.8       $ 6,305.2
                                                                     =========       =========

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

     Minimum rental commitments (excluding executory costs) at February 1, 1997, for noncancellable leases are:

                                                          CAPITALIZED     OPERATING
                                                            LEASES         LEASES        TOTAL
                                                          -----------     ---------     --------
                                                                          (MILLIONS)
    Fiscal year:
      1997..............................................    $  13.6       $   174.6     $  188.2
      1998..............................................       13.1           151.4        164.5
      1999..............................................       12.6           139.0        151.6
      2000..............................................       12.6           132.8        145.4
      2001..............................................       12.1           128.7        140.8
      After 2001........................................       86.6         1,167.4      1,254.0
                                                            -------       ---------     --------
    Total minimum lease payments........................      150.6       $ 1,893.9     $2,044.5
                                                                          =========     ========
    Less amount representing interest...................       72.0
                                                            -------
    Present value of net minimum capitalized lease
      payments..........................................    $  78.6
                                                            =======

     Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($5.4 million) and long-term ($73.2 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $8.2 million on capitalized leases and $17.8 million on operating leases.

================================================================================

     Rental expense consists of:

                                             52 WEEKS ENDED     53 WEEKS ENDED
                                              FEBRUARY 1,        FEBRUARY 3,        52 WEEKS ENDED
                                                  1997               1996          JANUARY 28, 1995
                                             --------------     --------------     ----------------
                                                                 (MILLIONS)
    Real estate (excluding executory costs)
      Capitalized leases --
         Contingent rentals................      $  3.8             $  4.4              $  3.3
      Operating leases --
         Minimum rentals...................       150.9              137.4                78.9
         Contingent rentals................        21.0               19.6                10.4
                                                 ------             ------              ------
                                                  175.7              161.4                92.6
                                                 ------             ------              ------
      Less income from subleases --
         Capitalized leases................         0.6                0.7                 0.6
         Operating leases..................         2.7                1.7                 0.9
                                                 ------             ------              ------
                                                    3.3                2.4                 1.5
                                                 ------             ------              ------
                                                 $172.4             $159.0              $ 91.1
                                                 ======             ======              ======
    Personal property --
         Operating leases..................      $ 59.7             $ 63.5              $ 37.4
                                                 ======             ======              ======

7. INTANGIBLE ASSETS

                                                                    FEBRUARY 1,     FEBRUARY 3,
                                                                       1997            1996
                                                                    -----------     -----------
                                                                           (MILLIONS)
    Reorganization value in excess of amount allocable to
      identifiable assets.........................................    $ 100.2         $ 100.2
    Excess of cost over net assets acquired.......................      294.1           294.1
    Tradenames....................................................      458.0           458.0
                                                                      -------         -------
                                                                        852.3           852.3
    Less accumulated amortization.................................      134.9           107.6
                                                                      -------         -------
    Intangible assets -- net......................................    $ 717.4         $ 744.7
                                                                      =======         =======

     Intangible assets are being amortized on a straight-line basis over 20 years, except for tradenames which are being amortized over 40 years.

================================================================================

8. NOTES RECEIVABLE

                                                                    FEBRUARY 1,     FEBRUARY 3,
                                                                       1997            1996
                                                                    -----------     -----------
                                                                            (MILLIONS)
    9.5% note relating to the sale of certain divisions in 1988 and maturing in two equal installments on May 3, 1997 and
      May 3, 1998.................................................    $ 200.0         $ 400.0
    Other.........................................................        4.4            15.1
                                                                      -------         -------
                                                                      $ 204.4         $ 415.1
                                                                      =======         =======

     The $400.0 million note, which is supported by a letter of credit, was transferred to a grantor trust which borrowed $352.0 million under a note monetization facility and transferred such proceeds to the Company (see Note 9). The portion of the note maturing on May 3, 1997, $200.0 million, is classified in accounts receivable as of February 1, 1997 (see Note 4).

9. FINANCING

                                                                    FEBRUARY 1,     FEBRUARY 3,
                                                                       1997            1996
                                                                    -----------     -----------
                                                                            (MILLIONS)
    Short-term debt:
      Receivables backed certificates.............................   $   529.0       $      --
      Note monetization facility..................................       176.0              --
      Receivables backed commercial paper.........................       146.0           117.0
      Bank credit facility........................................       131.4           100.0
      Current portion of long-term debt...........................       112.2            65.6
      Broadway receivables based financing........................          --           450.5
                                                                     ---------       ---------
         Total short-term debt....................................   $ 1,094.6       $   733.1
                                                                     =========       =========
    Long-term debt:
      Receivables backed certificates.............................     1,364.5         1,654.3
      Bank credit facility........................................       694.3         1,540.0
      10.0% Senior notes due 2001.................................       450.0           450.0
      8.5% Senior notes due 2003..................................       450.0              --
      8.125% Senior notes due 2002................................       400.0           400.0
      Mortgages...................................................       370.4           455.7
      Convertible subordinated notes..............................       350.0           350.0
      Secured promissory note.....................................       220.8           242.3
      Note monetization facility..................................       176.0           352.0
      Capitalized leases..........................................        73.2            81.1
      Other.......................................................        56.7           106.8
                                                                     ---------       ---------
         Total long-term debt.....................................   $ 4,605.9       $ 5,632.2
                                                                     =========       =========

================================================================================

     Interest and financing costs were as follows:

                                             52 WEEKS ENDED     53 WEEKS ENDED
                                              FEBRUARY 1,        FEBRUARY 3,        52 WEEKS ENDED
                                                  1997               1996          JANUARY 28, 1995
                                             --------------     --------------     ----------------
                                                                  (MILLIONS)
    Interest on debt.......................      $463.9             $478.2              $244.9
    Amortization of financing costs........        26.8               21.7                11.5
    Interest on capitalized leases.........         8.8                9.1                 6.2
                                                 ------             ------              ------
      Subtotal.............................       499.5              509.0               262.6
    Less:
      Interest capitalized on
         construction......................        (0.9)              (0.9)               (0.5)
      Interest income......................       (46.8)             (47.1)              (43.9)
                                                 ------             ------              ------
                                                 $451.8             $461.0              $218.2
                                                 ======             ======              ======

     Future maturities of long-term debt, other than capitalized leases and including unamortized original issue discount of $1.3 million, are shown below:

                                                                         (MILLIONS)
            Fiscal year:
              1998.....................................................  $   390.3
              1999.....................................................      816.7
              2000.....................................................      564.9
              2001.....................................................      704.9
              2002.....................................................    1,239.8
              After 2002...............................................      817.4

     On May 14, 1996, Prime Receivables Corporation, a wholly owned subsidiary of the Company ("Prime"), issued $238.8 million of asset-backed certificates and the Company terminated the receivables based credit facility of Broadway Receivables Inc., another wholly owned subsidiary.

     On May 22, 1996, the Company issued $450.0 million of 8.5% Senior Notes due 2003, and subsequently prepaid $195.4 million of term borrowings under its bank credit facility. The total payments, in 1996, with respect to the term borrowings under the bank credit facility were $284.3 million including required principal payments.

     The following summarizes certain provisions of the Company's debt:

RECEIVABLES BACKED CERTIFICATES

     On December 15, 1992, Prime issued $981.0 million ($979.1 million discounted amount) of asset-backed certificates in four separate classes to finance purchases of revolving consumer credit card receivables generated by the Company's department store operations. The four classes of certificates are: (i) $450.0 million in aggregate principal amount of 7.05% Class A-1 Asset-Backed Certificates, Series 1992-1 due December 15, 1997; (ii) $450.0 million in aggregate principal amount of 7.45% Class A-2 Asset-Backed Certificates, Series 1992-2 due December 15, 1999; (iii) $40.5 million in aggregate principal amount of 7.55%

================================================================================

Class B-1 Asset-Backed Certificates, Series 1992-1 due January 15, 1998; and
(iv) $40.5 million in aggregate principal amount of 7.95% Class B-2 Asset-Backed Certificates, Series 1992-2 due January 18, 2000. On January 20, 1995 Prime entered into an agreement pursuant to which it effectively sold an additional $77.0 million of asset-backed certificates to a third party, with such certificates bearing interest at the purchaser's commercial paper rate plus 0.9% and maturing as to $38.5 million in 1998 and $38.5 million in 2000. The $77.0 million of certificates are subject to interest rate caps intended to effectively limit the rate of interest thereon to 11.0% per annum. On July 27, 1995, Prime issued an additional $598.0 million of asset-backed certificates in two separate classes. The two classes are: (i) $546.0 million in aggregate principal amount of 6.75% Class A Asset-Backed Certificates, Series 1995-1 due August 15, 2002 and (ii) $52.0 million in aggregate principal amount of 6.90% Class B Asset-Backed Certificates, Series 1995-1 due September 15, 2002. On May 14, 1996, Prime issued an additional $238.8 million of asset-backed certificates in two separate classes. The two classes are: (i) $218.0 million in aggregate principal amount of 6.70% Class A Asset-Backed Certificates Series 1996-1 due May 1, 2001, and (ii) $20.8 million in aggregate principal amount of 6.85% Class B Asset-Backed Certificates, Series 1996-1 due June 1, 2001. All of the foregoing certificates represent undivided interests in the assets of a master trust originated by Prime.

BANK CREDIT FACILITY

     The Bank Credit Facility consists of a $2,000.0 million revolving credit facility (the "Revolving Loan Facility") and $515.7 million term loan facility (the "Term Loan Facility").

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

     The Term Loan Facility matures on January 29, 2000. However, the Company is required to make quarterly amortization payments totaling, on an annual basis, $131.4 million, $175.3 million and $209.0 million for the 52 weeks ended January 31, 1998, January 30, 1999 and January 29, 2000, respectively, subject to adjustment in certain circumstances. The Company is permitted by the terms of the Credit Agreement to make voluntary prepayments of amounts outstanding under the Term Loan Facility at any time without penalty or premium. Until such time as the Company has obtained an investment grade rating with respect to its long-term senior unsecured debt, repayments of certain amounts outstanding under the Term Loan Facility are required upon the occurrence of certain events.

     Loans under the Bank Credit Facility (other than "competitive bid loans," if any) bear interest at a rate equal to, at the Company's option, (i) the administrative agent's Base Rate (as defined in the bank credit agreement) in effect from time to time or (ii) the administrative agent's Eurodollar rate (adjusted for reserves) plus 0.75% subject to adjustment based on the Company's long-term debt rating and interest

================================================================================

coverage ratio. The Company is able to borrow up to $1,000.0 million under the Revolving Loan Facility in competitive bid loans at either fixed rates or Eurodollar-based rates as bid by the lenders in the Revolving Loan Facility. The Company pays a commitment fee of 0.25% per annum, subject to adjustment, on the unused portion of the Revolving Loan Facility.

     The Company has purchased interest rate caps covering an aggregate notional amount of $1,400.0 million for a period of three years from December 15, 1994. Pursuant to such caps, the Eurodollar rate with reference to which interest on $500.0 million of the Company's variable rate indebtedness is determined is effectively limited to a maximum rate of 8% per annum throughout such three-year period and the Eurodollar rate with reference to which interest on $900.0 million of the Company's variable rate indebtedness is determined is effectively limited to a maximum rate of 7% per annum in the first year of such three-year period, 8% per annum in the second year of such three-year period and 9% per annum thereafter. The Company has also entered into interest rate swap agreements covering an aggregate notional amount of $400.0 million. The Eurodollar rate with reference to which interest on the Company's variable rate indebtedness is determined is effectively converted to a fixed rate of 5.3275% on $100.0 million of borrowings from January 9, 1996 to January 9, 1998, 5.2625% on $100.0 million of borrowings from January 23, 1996 to January 25, 1999, 5.225% on $100.0 million of borrowings from January 18, 1996 to January 18, 1998 and 5.01% on $100.0 million of borrowings from February 12, 1996 to February 12, 1998.

UNSECURED COMMERCIAL PAPER

     On January 30, 1997, the Company established a facility for the issuance from time to time of unsecured commercial paper. The maximum principal amount of commercial paper that may be outstanding under the facility at any particular time is $400.0 million. The issuance of commercial paper under the facility will have the effect, while such commercial paper is outstanding, of reducing the Company's borrowing capacity under the Revolving Loan Facility by an amount equal to the principal amount of such commercial paper. As of February 1, 1997, no such commercial paper was outstanding.

SENIOR NOTES

     The Senior Notes are unsecured obligations of the Company, are not redeemable at the option of the Company prior to maturity and are not subject to a sinking fund.

MORTGAGES

     Certain of the Company's real estate subsidiaries are parties to a mortgage loan facility providing for secured borrowings. Borrowings under the facility will mature in 2002 and bear interest at 9.99% per annum. Borrowings under the facility are secured by liens on certain real property. The outstanding balance under the mortgage loan facility was $345.1 million ($60.5 million included in short-term debt) as of February 1, 1997 and $345.1 million as of February 3, 1996.

     In addition to the mortgage indebtedness described above, the Company and certain of its subsidiaries are obligated under certain other mortgage notes, which are secured by liens on certain real property of the Company's subsidiaries. The aggregate principal amount of such mortgage notes was $93.8 million ($8.0 mil-

================================================================================

lion included in short-term debt) as of February 1, 1997 and $118.8 million ($8.2 million included in short-term debt) as of February 3, 1996.

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

     At any time prior to maturity, unless previously redeemed or repurchased, each holder of Convertible Subordinated Notes will have the right to convert the principal of such holder's Convertible Subordinated Notes into fully-paid and non-assessable shares of Common Stock at the rate of 29.2547 shares of Common Stock for each $1,000 stated principal amount of Convertible Subordinated Notes, provided that such conversion rate will be appropriately adjusted in order to prevent dilution of such conversion right in the event of certain changes in or events affecting the Common Stock and certain consolidations, mergers, sales, leases, transfers, or other dispositions to which the Company is a party. In addition, the Convertible Subordinated Notes will be redeemable at the Company's option, in whole or in part, at anytime on or after October 1, 1998, at specified redemption prices plus accrued interest to the date of redemption. The Convertible Subordinated Notes are not subject to a sinking fund.

SECURED PROMISSORY NOTE

     The Secured Promissory Note bears interest at 8.2%, matures in October 2000 and is secured by liens on certain real property and the stock of a special purpose subsidiary of the Company.

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

RECEIVABLES BACKED COMMERCIAL PAPER

     On January 5, 1993, an indirect wholly owned special purpose financing subsidiary of the Company entered into a liquidity facility with a syndicate of banks providing for the issuance of up to $375.0 million of receivables backed commercial paper. Borrowings under the liquidity facility are secured by an interest in the

================================================================================

master trust originated by Prime and are subject to interest rate caps effectively limiting the rate of interest thereon to 10% per annum. As of February 1, 1997 and February 3, 1996 there was $146.0 million and $117.0 million of such commercial paper outstanding, respectively.

OTHER FINANCING ARRANGEMENT

     In addition to the financing arrangements discussed above, on January 22, 1997, the Company entered into an arrangement providing for off balance sheet financing of up to $200.0 million of non-proprietary credit card receivables arising under accounts owned by the Company. At February 1, 1997, $103.5 million of borrowings were outstanding under this arrangement.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                    FEBRUARY 1,     FEBRUARY 3,
                                                                       1997            1996
                                                                    -----------     -----------
                                                                            (MILLIONS)
    Merchandise and expense accounts payable......................   $ 1,698.8       $ 1,592.7
    Business integration and consolidation expenses...............        34.2            13.0
    Merger related liabilities....................................        46.6            64.4
    Taxes other than income taxes.................................       119.5            94.6
    Accrued wages and vacation....................................        78.2            81.4
    Accrued interest..............................................        62.4            64.3
    Other.........................................................       452.5           448.1
                                                                     ---------       ---------
                                                                     $ 2,492.2       $ 2,358.5
                                                                     =========       =========

11. TAXES

     Income tax expense is as follows:

                                      52 WEEKS ENDED                53 WEEKS ENDED                52 WEEKS ENDED
                                     FEBRUARY 1, 1997              FEBRUARY 3, 1996              JANUARY 28, 1995
                                ---------------------------   ---------------------------   ---------------------------
                                CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL
                                -------   --------   ------   -------   --------   ------   -------   --------   ------
                                                                      (MILLIONS)
    Federal.................... $176.1     $(30.9)   $145.2   $ 91.1     $ 13.5    $104.6   $ 82.0     $ 31.4    $113.4
    State and local............   35.9       (5.5)     30.4     19.5        3.2      22.7     21.2        9.1      30.3
                                ------     ------    ------   ------     ------    ------   ------     ------    ------
                                $212.0     $(36.4)   $175.6   $110.6     $ 16.7    $127.3   $103.2     $ 40.5    $143.7
                                ======     ======    ======   ======     ======    ======   ======     ======    ======

     The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 52 weeks ended February 1, 1997, the 53 weeks ended February 3, 1996 and

================================================================================

the 52 weeks ended January 28, 1995 to income before income taxes. The reasons for this difference and their tax effects are as follows:

                                             52 WEEKS ENDED     53 WEEKS ENDED
                                              FEBRUARY 1,        FEBRUARY 3,        52 WEEKS ENDED
                                                  1997               1996          JANUARY 28, 1995
                                             --------------     --------------     ----------------
                                                                  (MILLIONS)
    Expected tax...........................      $154.5             $ 70.7              $115.9
    State and local income taxes, net of
      federal income tax expense...........        19.7               14.7                19.7
    Permanent difference arising from
      amortization of intangible assets....         9.5               16.6                 7.9
    Permanent difference resulting from
      Broadway acquisition.................          --               22.7                  --
    Other..................................        (8.1)               2.6                 0.2
                                                 ------             ------              ------
                                                 $175.6             $127.3              $143.7
                                                 ======             ======              ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                    FEBRUARY 1,     FEBRUARY 3,
                                                                       1997            1996
                                                                    -----------     -----------
                                                                            (MILLIONS)
    Deferred tax assets:
      Operating loss carryforwards................................   $    327.8      $    417.0
      Accrued liabilities accounted for on a cash basis for tax
         purposes.................................................        189.5           160.4
      Postretirement benefits other than pensions.................        179.1           179.5
      Capitalized lease debt......................................         31.2            34.6
      Allowance for doubtful accounts.............................         38.4            31.7
      Alternative minimum tax credit carryforwards................         52.7            48.9
      Other.......................................................        147.6           133.8
                                                                     ----------      ----------
         Total gross deferred tax assets..........................        966.3         1,005.9
                                                                     ----------      ----------
    Deferred tax liabilities:
      Excess of book basis over tax basis of property and
         equipment................................................     (1,376.3)       (1,335.7)
      Prepaid pension expense.....................................        (67.4)          (71.8)
      Deferred gain from sale of divisions........................        (81.6)          (81.6)
      Merchandise inventories.....................................       (115.3)         (131.6)
      Other.......................................................        (68.1)          (43.8)
                                                                     ----------      ----------
         Total gross deferred tax liabilities.....................     (1,708.7)       (1,664.5)
                                                                     ----------      ----------
         Net deferred tax liability...............................   $   (742.4)     $   (658.6)
                                                                     ==========      ==========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred

================================================================================

tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Because tax law limits the use of an acquired enterprise's net operating loss carryforwards to subsequent taxable income of the acquired enterprise in a consolidated tax return for the combined enterprise, management had recorded a valuation allowance of $114.7 million to reflect the estimated amount of deferred tax assets related to Macy's net operating loss carryforwards (the "Macy's NOLs") that may not be realized. During the year ended February 3, 1996, management reassessed the realizability of the Macy's NOLs and determined, based upon the Company's then-current tax planning strategies and other available information, that the portion of the Company's future taxable income attributable to the acquired Macy's enterprise would more likely than not be sufficient to utilize the entire amount of the deferred tax asset related to Macy's NOLs. Consequently, the $114.7 million valuation allowance was eliminated through a reduction in excess of cost over net assets acquired.

     As of February 1, 1997, the Company estimated that the Macy's NOLs, which are available to offset future taxable income of the acquired Macy's enterprise through 2008, were approximately $554.7 million and that Broadway's net operating loss carryforwards, which are available to offset future taxable income of the acquired Broadway enterprise through 2009, were approximately $302.6 million. The Company also had alternative minimum tax credit carryforwards of $52.7 million, which are available to reduce future income taxes, if any, over an indefinite period.

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

     In connection with their respective reorganization proceedings, the Internal Revenue Service ("IRS") audited the tax returns of the Company and certain of its subsidiaries and the FSI consolidated tax group for tax years 1984 through 1989 and asserted certain claims against the Company and such subsidiaries and other members of the FSI consolidated tax group. All of the issues raised by the IRS audit have been resolved, except for an issue involving the deductibility of approximately $176.3 million of so-called "break-up fees." This issue was resolved in favor of the Company by the Bankruptcy Court for the Southern District of Ohio, the decision of which was affirmed by the United States District Court for the Southern District of Ohio. Thereafter, the IRS filed an appeal of such decision in the United States Court of Appeals for the Sixth Circuit, where such appeal currently is pending. Management believes that the ultimate resolution of this issue will not have a material adverse effect on the Company's financial position or results of operations.

================================================================================

12. RETIREMENT PLANS

     The Company has defined benefit plans ("Pension Plans") and defined contribution plans ("Savings Plans") which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has defined benefit supplementary retirement plans which include benefits, for certain employees, in excess of qualified plan limitations. For the 52 weeks ended February 1, 1997, the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995, net retirement expense for these plans totaled $29.2 million, $21.8 million and $3.0 million, respectively.

     Measurements of plan assets and obligations for the Pension Plans and the defined benefit supplementary retirement plans are calculated as of December 31 of each year. The discount rates used to determine the actuarial present value of projected benefit obligations under such plans were 7.75% as of December 31, 1996 and 7.25% as of December 31, 1995. The assumed average rate of increase in future compensation levels under such plans was 5.0% as of December 31, 1996 and December 31, 1995. The long-term rate of return on assets (Pension Plans only) was 9.75% as of December 31, 1996 and December 31, 1995.

     Effective January 1, 1997, the Company amended and merged its Pension Plans and supplementary retirement plans and, during the first quarter of fiscal 1997, amended and merged its Savings Plans. These amendments and mergers are not expected to have a material impact on net retirement expense.

PENSION PLANS

     Net pension expense (income) for the Company's Pension Plans included the following actuarially determined components:

                                            52 WEEKS ENDED     53 WEEKS ENDED
                                             FEBRUARY 1,        FEBRUARY 3,        52 WEEKS ENDED
                                                 1997               1996          JANUARY 28, 1995
                                            --------------     --------------     ----------------
                                                                  (MILLIONS)
     Service cost.........................     $   36.2           $   31.3             $ 19.9
     Interest cost........................         93.6               82.6               39.9
     Actual return on assets..............       (192.7)            (243.2)               5.1
     Net amortization and deferrals.......         74.4              134.5              (73.7)
                                               --------           --------             ------
                                               $   11.5           $    5.2             $ (8.8)
                                               ========           ========             ======

================================================================================

     The following table sets forth the projected actuarial present value of benefit obligations and funded status at December 31, 1996 and 1995, for the Pension Plans:

                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1996             1995
                                                                ------------     ------------
                                                                         (MILLIONS)
     Net accumulated benefit obligations, including vested
       benefits of $1,163.6 million and $1,213.2 million,
       respectively...........................................    $1,189.6         $1,244.5
     Projected compensation increases.........................        91.6             97.8
                                                                  --------         --------
     Projected benefit obligations............................     1,281.2          1,342.3
                                                                  --------         --------
     Plan assets (primarily stocks, bonds and U.S. government
       securities)............................................     1,468.6          1,363.4
     Unrecognized (gain) loss.................................       (15.5)           162.9
     Unrecognized prior service cost..........................         3.9              1.9
     Unrecognized net asset...................................          --              0.9
                                                                  --------         --------
                                                                   1,457.0          1,529.1
                                                                  --------         --------
     Prepaid pension expense..................................    $  175.8         $  186.8
                                                                  ========         ========

     The Company's policy is to fund the Pension Plans at or above the minimum required by law. At December 31, 1996 and 1995, the Company had met the full funding limitation. Plan assets are held by independent trustees.

SUPPLEMENTARY RETIREMENT PLANS

     Net pension expense for the supplementary retirement plans included the following actuarially determined components:

                                            52 WEEKS ENDED     53 WEEKS ENDED
                                             FEBRUARY 1,        FEBRUARY 3,        52 WEEKS ENDED
                                                 1997               1996          JANUARY 28, 1995
                                            --------------     --------------     ----------------
                                                                  (MILLIONS)
     Service cost.........................      $  1.9             $  1.6              $  0.8
     Prior service cost...................          --                1.1                  --
     Interest cost on projected benefit
       obligations........................         4.9                3.0                 1.7
     Net amortization and deferral........          .8                0.7                 1.0
                                                ------             ------              ------
                                                $  7.6             $  6.4              $  3.5
                                                ======             ======              ======

================================================================================

     The following table sets forth the projected actuarial present value of unfunded benefit obligations at December 31, 1996 and 1995, for the supplementary retirement plans:

                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1996             1995
                                                                ------------     ------------
                                                                         (MILLIONS)
     Accumulated benefit obligations, including vested
       benefits of $65.1 million and $68.4 million,
       respectively...........................................     $ 66.1           $ 69.9
     Projected compensation increases.........................        9.1             16.1
                                                                   ------           ------
     Projected benefit obligations............................       75.2             86.0
     Unrecognized gain (loss).................................        6.1             (6.2)
     Unrecognized prior service cost..........................       (5.5)            (6.5)
                                                                   ------           ------
     Accrued supplementary retirement obligation..............     $ 75.8           $ 73.3
                                                                   ======           ======

SAVINGS PLANS

     The Savings Plans include a voluntary savings feature for eligible employees. For one plan, the Company's contribution is based on the Company's annual earnings and the minimum Company contribution is 20% of an employee's eligible savings. For the other plans, the Company's contribution is based on a percentage of employee savings. Expense for the Savings Plans amounted to $10.1 million for the 52 weeks ended February 1, 1997, $10.2 million for the 53 weeks ended February 3, 1996 and $8.3 million for the 52 weeks ended January 28, 1995.

DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number it estimates will be needed for distribution on account of stock credits currently outstanding. At February 1, 1997, February 3, 1996 and January 28, 1995, the liability under the plan, which is reflected in other liabilities, was $11.8 million, $7.5 million and $3.9 million, respectively. Expense for the 52 weeks ended February 1, 1997, the 53 weeks ended February 3, 1996 and the 52 weeks ended January 28, 1995 was immaterial.

13. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     In addition to pension and other supplemental benefits, certain retired employees currently are provided with specified health care and life insurance benefits. Eligibility requirements for such benefits vary by division and subsidiary, but generally state that benefits are available to eligible employees who retire after a certain age with specified years of service. Certain employees are subject to having such benefits modified or terminated.

================================================================================

     Net postretirement benefit expense included the following actuarially determined components:

                                            52 WEEKS ENDED     53 WEEKS ENDED
                                             FEBRUARY 1,        FEBRUARY 3,        52 WEEKS ENDED
                                                 1997               1996          JANUARY 28, 1995
                                            --------------     --------------     ----------------
                                                                  (MILLIONS)
     Service cost.........................      $  4.9             $  5.5              $  0.7
     Interest cost........................        27.2               28.9                 9.1
     Net amortization and deferral........        (6.6)              (6.8)               (5.8)
                                                ------             ------              ------
                                                $ 25.5             $ 27.6              $  4.0
                                                ======             ======              ======

     The measurement of the postretirement benefit obligations is calculated as of December 31. The following table sets forth the projected actuarial present value of unfunded postretirement benefit obligations at December 31, 1996 and 1995:

                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1996             1995
                                                                ------------     ------------
                                                                         (MILLIONS)
     Accumulated postretirement benefit obligation:
     Retirees.................................................     $280.0           $292.7
     Fully eligible active plan participants..................       38.9             47.1
     Other active plan participants...........................       45.2             56.3
                                                                   ------           ------
     Accumulated postretirement benefit obligation............      364.1            396.1
     Unrecognized net gain....................................       69.4             35.5
     Unrecognized prior service cost..........................       16.0             18.6
                                                                   ------           ------
     Accrued postretirement benefit obligation................     $449.5           $450.2
                                                                   ======           ======

     The discount rate used in determining the actuarial present value of unfunded postretirement benefit obligations was 7.75% as of December 31, 1996 and 7.25% as of December 31, 1995.

     The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs. For purposes of determining the present values of unfunded postretirement benefit obligations, the annual growth rate in the per capita cost of various components of such medical benefit obligations was assumed to range from 5.5% to 10.5% in the first year, and to decrease gradually for each such component to 5.5% by 2003 and to remain at that level thereafter. The foregoing growth-rate assumption has a significant effect on such determination. To illustrate, increasing such assumed growth rates by one percentage point would increase the present value of unfunded postretirement benefit obligation as of December 31, 1996 by $22.8 million.

14. EQUITY PLAN

     The Company has adopted an equity plan intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the

================================================================================

maximum extent practicable to the businesses of the Company and its subsidiaries. The equity plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee is authorized to grant options, stock appreciation rights and restricted stock to officers and key employees of the Company and its subsidiaries. The equity plan also provides for the award of options to non-employee directors.

     Stock option transactions are as follows:

                              52 WEEKS ENDED             53 WEEKS ENDED             52 WEEKS ENDED
                             FEBRUARY 1, 1997           FEBRUARY 3, 1996           JANUARY 28, 1995
                         ------------------------   ------------------------   ------------------------
                         SHARES     GRANT PRICE     SHARES     GRANT PRICE     SHARES     GRANT PRICE
                         -------   --------------   -------   --------------   -------   --------------
(SHARES IN THOUSANDS)

Outstanding, beginning
  of year..............  7,415.7   $11.625-28.500   6,151.5   $11.625-25.000   3,038.5   $11.625-25.000
Granted................  3,057.8    33.125-34.625   2,291.1    19.000-28.500   3,597.4    18.625-23.625
Canceled...............   (403.9)   15.625-33.125    (435.6)   16.000-23.625    (218.2)   11.625-23.625
Exercised..............   (929.4)   11.625-25.000    (591.3)   15.625-23.625    (266.2)   11.625-20.875
                         -------   --------------   -------   --------------   -------   --------------
Outstanding, end of
  year.................  9,140.2   $11.625-34.625   7,415.7   $11.625-28.500   6,151.5   $11.625-25.000
                         =======   ==============   =======   ==============   =======   ==============
Exercisable, end of
  year.................  3,136.8   $11.625-28.500   2,750.2   $11.625-25.000   1,904.1   $11.625-25.000
                         =======   ==============   =======   ==============   =======   ==============

     As of February 1, 1997, 6,922,400 shares of Common Stock were available for additional grants pursuant to the Company's equity plan, of which 204,900 shares were available for grant in the form of restricted stock. No shares of Common Stock were granted in the form of restricted stock during the 52 weeks ended February 1, 1997 or the 53 weeks ended February 3, 1996. During the 52 weeks ended January 28, 1995, 418,000 shares of Common Stock were granted in the form of restricted stock at market values ranging from $18.625-$23.625 with vesting periods ranging from immediate to five years. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse (see Note 15). There have been no grants of stock appreciation rights under the equity plan.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for compensation cost under its equity plan. Had compensation cost for the Company's equity plan been determined consistent with Statement of Financial Accounting Standards No. 123 for options granted subsequent to January 28, 1995, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       52 WEEKS ENDED     53 WEEKS ENDED
                                                        FEBRUARY 1,        FEBRUARY 3,
                                                            1997               1996
                                                       --------------     --------------
                                                       (MILLIONS, EXCEPT PER SHARE DATA)
Net income    As Reported............................      $265.9             $ 74.6
              Pro forma..............................       257.5               71.6
Earnings      As Reported............................        1.28                .39
  per share   Pro forma..............................        1.24                .37

================================================================================

     The fair value of each option grant subsequent to January 28, 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used.

                                                            52 WEEKS ENDED     53 WEEKS ENDED
                                                             FEBRUARY 1,        FEBRUARY 3,
                                                                 1997               1996
                                                            --------------     --------------
     Dividend yield.......................................           --                 --
     Expected volatility..................................        25.2%              31.5%
     Risk-free interest rate..............................         6.1%               7.0%
     Expected life........................................      6 years            6 years

     Subsequent to January 28, 1995, option awards have been granted with an exercise price equal to 100% of fair market value at the time of grant, with a 10-year term and vesting either ratably over three or four years or vesting entirely at the end of three or four years. A summary of stock option transactions for stock options granted subsequent to January 28, 1995 is shown below:

                                                               52 WEEKS ENDED       53 WEEKS ENDED
                                                              FEBRUARY 1, 1997     FEBRUARY 3, 1996
                                                             ------------------   ------------------
                                                                       WEIGHTED             WEIGHTED
                                                                       AVERAGE              AVERAGE
                                                                       EXERCISE             EXERCISE
                                                             SHARES     PRICE     SHARES     PRICE
                                                             -------   --------   -------   --------
(SHARES IN THOUSANDS)

Outstanding, beginning of year.............................  2,187.9   $21.790         --   $    --
Granted....................................................  3,057.8    33.138    2,291.1    21.816
Canceled...................................................   (212.5)   28.156     (103.2)   22.375
Exercised..................................................    (66.2)   22.375         --        --
                                                             -------   -------    -------   -------
Outstanding, end of year...................................  4,967.0   $28.496    2,187.9   $21.790
                                                             =======   =======    =======   =======
Exercisable, end of year...................................    334.1   $22.480         --   $    --
                                                             =======   =======    =======   =======
Weighted average fair value of options granted during
  year.....................................................            $13.037              $ 9.887
                                                                       =======              =======

     The following summarizes information about stock options granted subsequent to January 28, 1995, which remain outstanding as of February 1, 1997:

                                     OPTIONS OUTSTANDING
                    -----------------------------------------------------           OPTIONS EXERCISABLE
     RANGE                          WEIGHTED AVERAGE                          --------------------------------
      OF              NUMBER           REMAINING         WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
---------------     -----------     ----------------     ----------------     -----------     ----------------
                    (THOUSANDS)                                               (THOUSANDS)
$ 19.000-28.500       2,006.8            8 years             $ 21.647            334.1            $ 22.480
  33.125-34.625       2,960.2            9 years               33.139               --                  --

15. SHAREHOLDERS' EQUITY

     The authorized shares of the Company consist of 125.0 million shares of preferred stock ("Preferred Stock"), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par

================================================================================

value of $.01 per share, with 237.8 million shares of Common Stock issued and
208.0 million shares of Common Stock outstanding at February 1, 1997, 232.4 million shares of Common Stock issued and 202.7 million shares of Common Stock outstanding at February 3, 1996, and 212.2 million shares of Common Stock issued and 182.6 million shares outstanding at January 28, 1995 (with shares held in the Company's treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

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

================================================================================

0.2 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series E Warrants. The warrants have the following terms:

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

     In addition to the stock options described in Note 14, the Company issued options to purchase 1.5 million shares of Common Stock at prices ranging from $14.81 to $51.85 in connection with the acquisition of Broadway (of which options to purchase 0.6 million shares of Common Stock remained outstanding as of February 1, 1997).

================================================================================

     Shareholders' Equity consists of the following:

                                                   52 WEEKS ENDED    53 WEEKS ENDED
                                                    FEBRUARY 1,       FEBRUARY 3,       52 WEEKS ENDED
                                                        1997              1996         JANUARY 28, 1995
                                                   --------------    --------------    ----------------
                                                                        (MILLIONS)
Preferred stock..................................     $     --          $     --           $     --
                                                      --------          --------           --------
Common stock:
     Balance, beginning of year..................     $    2.3          $    2.1           $    1.3
     Issuance of common stock....................          0.1               0.2                0.8
                                                      --------          --------           --------
     Balance, end of year........................          2.4               2.3                2.1
                                                      --------          --------           --------
Additional paid-in capital:
     Balance, beginning of year..................      4,268.4           3,711.3            1,975.7
     Issuance of common stock....................        131.3             557.1            1,617.7
     Issuance of warrants........................           --                --              118.4
     Cancellation of treasury stock..............           --                --               (0.5)
                                                      --------          --------           --------
     Balance, end of year........................      4,399.7           4,268.4            3,711.3
                                                      --------          --------           --------
Unearned restricted stock:
     Balance, beginning of year..................         (3.2)             (8.5)              (4.1)
     Cancellation (issuance) of common stock.....          0.2               0.7               (7.1)
     Amortization................................          1.9               4.6                2.7
                                                      --------          --------           --------
     Balance, end of year........................         (1.1)             (3.2)              (8.5)
                                                      --------          --------           --------
Treasury stock:
     Balance, beginning of year..................       (562.2)           (559.1)              (0.9)
     Additions...................................         (4.3)             (3.1)            (558.7)
     Deductions..................................          0.4                --                 --
     Cancellations...............................           --                --                0.5
                                                      --------          --------           --------
     Balance, end of year........................       (566.1)           (562.2)            (559.1)
                                                      --------          --------           --------
Accumulated equity:
     Balance, beginning of year..................        568.4             493.8              306.2
     Net income..................................        265.9              74.6              187.6
                                                      --------          --------           --------
     Balance, end of year........................        834.3             568.4              493.8
                                                      --------          --------           --------
Total shareholders' equity.......................     $4,669.2          $4,273.7           $3,639.6
                                                      ========          ========           ========

================================================================================

     Changes in the number of shares held in the treasury are as follows:

                                                      52 WEEKS ENDED   53 WEEKS ENDED
                                                       FEBRUARY 1,      FEBRUARY 3,
                                                           1997             1996
                                                      --------------   --------------
                                                                (THOUSANDS)
            Balance, beginning of year...............    29,728.9         29,604.7
            Additions:
                 Restricted stock....................        41.9             40.8
                 Deferred compensation plan..........        90.6             83.4
            Distributions from deferred compensation
              plan...................................       (18.9)              --
                                                         --------         --------
            Balance, end of year.....................    29,842.5         29,728.9
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

16. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and short-term investments

     The carrying amount approximates fair value because of the short maturity of these instruments.

     Accounts receivable

     The carrying amount approximates fair value because of the short average maturity of the instruments, and because the carrying amount reflects a reasonable estimate of losses from doubtful accounts.

     Notes receivable

     The fair value of notes receivable is estimated using discounted cash flow analysis, based on estimated market discount rates.

    Other assets

     Other assets primarily represent investments in joint ventures accounted for on the equity basis. Based on recent appraisals, the carrying value of such investments approximates their fair value.

================================================================================

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

     The estimated fair values of the Company's financial instruments are as follows:

                                                  FEBRUARY 1, 1997          FEBRUARY 3, 1996
                                                ---------------------     ---------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                 AMOUNT       VALUE        AMOUNT       VALUE
                                                --------     --------     --------     --------
                                                                  (MILLIONS)
    Cash and short-term investments...........  $  148.8     $  148.8     $  172.5     $  172.5
    Notes receivable..........................     204.4        203.3        415.1        422.3
    Other assets..............................      16.9         16.9         30.4         30.4
    Long-term debt............................   4,532.7      4,702.6      5,551.1      5,747.3
    Interest rate cap agreements..............       7.5          0.2         15.8          0.8
    Interest rate swap agreements.............        --         (8.3)          --        (30.9)

================================================================================

     The estimated fair values and related unrecognized loss of the Company's interest rate cap and swap agreements are as follows:

                                                            FEBRUARY 1, 1997                         FEBRUARY 3, 1996
                                                  ------------------------------------     ------------------------------------
NOTIONAL                                          CARRYING      FAIR      UNRECOGNIZED     CARRYING      FAIR      UNRECOGNIZED
 AMOUNT       RATE               TERM              VALUE       VALUE      GAIN (LOSS)       VALUE       VALUE      GAIN (LOSS)
--------     -------     ---------------------    --------     ------     ------------     --------     ------     ------------
                                                                                   (MILLIONS)
Interest Rate Caps:
 $500.0           8%      12/15/94 to 12/15/97      $2.2       $   --        $ (2.2)         $4.7       $  0.1        $ (4.6)
 $900.0           7%      12/15/94 to 12/15/95
                  8%      12/15/95 to 12/15/96
                  9%      12/15/96 to 12/15/97       3.6           --          (3.6)          7.8          0.1          (7.7)
 $375.0          10%      02/03/95 to 01/03/01       1.5          0.2          (1.3)          3.0          0.4          (2.6)
 $ 38.5          11%      01/20/95 to 03/15/98        --           --                         0.1          0.1            --
 $ 38.5          11%      01/20/95 to 03/15/00       0.2           --          (0.2)          0.2          0.1          (0.1)

Interest Rate Swaps:
 $352.0      9.9440%      $176.0 to 5/3/97 and
                              $176.0 to 5/3/98        --        (11.7)        (11.7)           --        (29.9)        (29.9)
 $100.0      5.3275%          1/9/96 to 1/9/98        --          0.5           0.5            --         (0.5)         (0.5)
 $100.0      5.2625%        1/23/96 to 1/25/99        --          1.5           1.5            --         (0.2)         (0.2)
 $100.0      5.2250%        1/18/96 to 1/18/98        --          0.5           0.5            --         (0.3)         (0.3)
 $100.0      5.0100%        2/12/96 to 2/12/98        --          0.9           0.9            --           --            --

     The interest rate cap agreements in effect at February 1, 1997 are used to hedge interest rate risk related to variable rate indebtedness under the Company's bank credit facility and receivables backed commercial paper program, as well as certain asset-backed certificates. These interest rate cap agreements are recorded at cost and are amortized on a straight-line basis over the life of the cap.

     The interest rate swap agreements described in the foregoing table relate to the note monetization and bank credit facilities. The note monetization facility bears interest based on LIBOR, subject to certain adjustments. The interest rate swap agreement for the note monetization facility effectively converts this variable rate debt (LIBOR plus 0.40%) to a fixed rate of 10.344% (9.944% fixed rate plus 0.40%). The trust that is the borrower under the note monetization facility receives fixed-rate interest on the promissory note constituting such trust's principal asset. The other interest rate swap agreements are used, in effect, to fix the interest on a portion of the debt outstanding under the bank credit facilities.

     Commitments to extend credit under revolving agreements relate primarily to the aggregate unused credit limits and unused lines of credit for the Company's credit plans. These commitments generally can be terminated at the option of the Company. It is unlikely that the total commitment amount will represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments. Credit risk with respect to trade receivables is concentrated in the geographic regions in which the Company operates stores. Such concentrations, however, are considered to be limited because of the Company's large number of customers and their dispersion across many regions.

================================================================================

17. QUARTERLY RESULTS (UNAUDITED)

     Unaudited quarterly results for the 52 weeks ended February 1, 1997 and the 53 weeks ended February 3, 1996, were as follows:

                                                 FIRST        SECOND       THIRD        FOURTH
                                                QUARTER      QUARTER      QUARTER      QUARTER
                                                --------     --------     --------     --------
                                                       (MILLIONS, EXCEPT PER SHARE DATA)
    52 Weeks Ended February 1, 1997:
      Net sales...............................  $3,300.7     $3,284.2     $3,609.1     $5,035.0
      Operating income........................      55.3         75.8        187.3        574.8
      Net income (loss).......................     (37.9)       (27.2)        41.8        289.2
      Earnings (Loss) per share...............      (.18)        (.13)         .20         1.39
      Fully diluted earnings (loss) per
         share................................      (.18)        (.13)         .20         1.32
    53 Weeks Ended February 3, 1996:
      Net sales...............................  $2,988.0     $3,047.2     $3,748.4     $5,264.9
      Operating income........................      10.8          1.8        105.0        545.3
      Net income (loss).......................     (57.0)       (66.9)       (46.4)       244.9
      Earnings (Loss) per share...............      (.31)        (.37)        (.24)        1.21
      Fully diluted earnings (loss) per
         share................................      (.31)        (.36)        (.23)        1.15