Form 10-Q
period 1997-05-03
FEDERATED DEPARTMENT STORES INC /DE/
filed 1997-06-17
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of   the
Securities Exchange Act of 1934 for the fiscal quarter ended  May
3, 1997.




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

209,132,435 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of May 31, 1997.

                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Income
                           (Unaudited)

              (thousands, except per share figures)


                                        13 Weeks Ended          13 Weeks Ended
                                            May 3,                  May 4,
                                             1997                    1996
Net Sales                                 $ 3,409,091             $ 3,300,665

Cost of sales:

 Recurring                                  2,086,865               2,014,648

 Inventory valuation adjustments
    related to consolidation                        -                  36,588

Total cost of sales                         2,086,865               2,051,236

Selling, general and administrative
  expenses:

 Recurring                                  1,174,166               1,153,065

 Business integration and
    consolidation expenses                          -                  41,100

Total selling, general and
  administrative expenses                   1,174,166               1,194,165

Operating Income                              148,060                  55,264

Interest expense                             (114,725)               (123,345)

Interest income                                10,348                  11,064

Income (Loss) Before Income Taxes              43,683                 (57,017)

Federal, state and local income tax
 (expense) benefit                            (19,624)                 19,071

Net Income (Loss)                         $    24,059             $   (37,946)

Earnings (Loss) per Share                 $       .12             $      (.18)

Average Number of Shares Outstanding          208,235                 206,710


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (thousands)


                                     May 3,        February 1,        May 4,
                                      1997            1997             1996
ASSETS:
 Current Assets:
  Cash                           $   152,582       $   148,794      $   195,473
  Accounts receivable              2,661,052         2,834,321        2,944,595
  Merchandise inventories          3,384,883         3,245,996        3,204,023
  Supplies and prepaid expenses       98,193           109,678          150,566
  Deferred income tax assets          88,667            88,513           97,791
   Total Current Assets            6,385,377         6,427,302        6,592,448

 Property and Equipment - net      6,419,547         6,524,757        6,231,782
 Intangible Assets - net             710,583           717,404          737,868
 Notes Receivable                    204,248           204,400          210,758
 Other Assets                        380,295           390,280          377,879

   Total Assets                  $14,100,050       $14,264,143      $14,150,735

LIABILITIES AND SHAREHOLDERS'
 EQUITY:
 Current Liabilities:
  Short-term debt                $ 1,059,543       $ 1,094,557      $   537,594
  Accounts payable and
    accrued liabilities            2,414,056         2,492,195        2,201,922
  Income taxes                        15,765             8,947            2,899
   Total Current Liabilities       3,489,364         3,595,699        2,742,415

 Long-Term Debt                    4,514,247         4,605,916        5,768,933
 Deferred Income Taxes               831,207           830,943          731,200
 Other Liabilities                   561,907           562,431          556,671
 Shareholders' Equity              4,703,325         4,669,154        4,351,516

   Total Liabilities and
     Shareholders' Equity        $14,100,050       $14,264,143      $14,150,735


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.









                 FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (thousands)

                                          13 Weeks Ended        13 Weeks Ended
                                            May 3, 1997           May 4, 1996
 Cash flows from operating activities:
 Net income (loss)                          $   24,059            $    (37,946)
 Adjustments to reconcile net income
  (loss) to net cash provided (used)
  by operating activities:
   Depreciation and amortization of
     property and equipment                    138,554                 125,859
   Amortization of intangible assets             6,821                   6,821
   Amortization of financing costs               6,555                   5,909
   Amortization of unearned restricted
    stock                                          309                     644
   Changes in assets and liabilities:
      Decrease in accounts receivable          173,420                  97,479
      Increase in merchandise inventories     (138,888)               (109,175)
      Decrease in supplies and prepaid
       expenses                                 11,485                  25,845
      (Increase) decrease in other assets
       not separately identified                (7,580)                  8,350
      Decrease in accounts payable and
       accrued liabilities not separately
       identified                             (119,938)               (144,403)
      Increase (decrease) in current
       income taxes                              6,817                  (3,512)
      Increase (decrease) in deferred
       income taxes                                111                 (25,016)
      Decrease in other liabilities not
       separately identified                      (523)                 (1,455)
       Net cash provided (used) by
            operating activities               101,202                 (50,600)

Cash flows from investing activities:
 Purchase of property and equipment            (49,859)                (62,029)
 Disposition of property and equipment          27,704                  92,007
       Net cash (used) provided by
         investing activities                  (22,155)                 29,978

Cash flows from financing activities:
 Debt issued                                         -                  46,865
 Financing costs                                   (62)                   (406)
 Debt repaid                                  (126,801)               (105,796)
 Increase (decrease) in outstanding
  checks                                        41,802                 (12,218)
 Acquisition of treasury stock                  (1,662)                   (574)
 Issuance of common stock                       11,464                 115,706
       Net cash (used) provided by
           financing activities                (75,259)                 43,577

(Continued)


                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (thousands)



                                          13 Weeks Ended        13 Weeks Ended
                                            May 3, 1997           May 4, 1996

 Net increase in cash                            3,788                  22,955
 Cash at beginning of period                   148,794                 172,518

 Cash at end of period                      $  152,582            $    195,473


 Supplemental cash flow information:
  Interest paid                             $  113,484             $   128,477
  Interest received                             10,861                  11,682
  Income taxes paid (net of
   refunds received)                             9,319                   5,198





The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.





                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

1.   Summary of Significant Accounting Policies

  A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (the "1996 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 1996 10-K.

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 weeks ended May 3, 1997 and May 4, 1996 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 weeks ended May 3, 1997 and May 4, 1996, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), was issued in February 1997. The statement establishes standards for computing and presenting earnings per share and is effective for financial statements for periods ending after December 15, 1997. Adoption of this statement will not have a material impact on earnings per share computations. Earnings (loss) per share and fully diluted earnings (loss) per share for the 13 weeks ended May 3, 1997 and May 4, 1996 would be substantially identical to the basic and diluted earnings (loss) per share amounts determined in accordance with SFAS No. 128.

  Certain reclassifications have been made to amounts for the  13 weeks ended May 4, 1996 to conform with the classifications of such amounts for the 52 weeks ended February 1, 1997.

2.   Inventory Valuation Adjustments Related to Consolidation and
  Business Integration and
  Consolidation Expenses

  In   connection   with   the   consolidation   of   merchandise
  inventories for acquired and pre-existing businesses, the Company recorded one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced as a separate component of cost of sales. For the 13 weeks ended May 4, 1996, the amount recorded related to the consolidation of Broadway into the Company's Macy's West division.

  Additionally, the Company incurred certain one-time costs related to the integration and consolidation of acquired and pre-existing businesses and classified such costs as business integration and consolidation expenses as a separate component of selling, general and administrative expenses. During the 13 weeks ended May 4, 1996, the Company recorded $41.1 million of business integration and consolidation expenses consisting of $29.3 million of costs associated with the integration of Broadway into the Company (related primarily to the incremental costs associated with converting the Broadway stores to other nameplates including advertising, credit card issuance and promotion and other name change expenses and the costs of operating Broadway central office functions for a transitional period), $10.2 million of costs related to the consolidation of Macy's and $1.6 million of costs related to other support operation restructurings.


                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


  For purposes of the following discussion, all references to "first quarter of 1997" and "first quarter of 1996" are to the Company's 13-week fiscal periods ended May 3, 1997 and May 4,
  1996, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended May 3, 1997 and May 4, 1996

  Net  sales  for  the  first quarter of  1997  totaled  $3,409.1 million, compared to net sales of $3,300.7 million for the first quarter of 1996, an increase of 3.3%. On a comparable store basis, sales for the first quarter of 1997 increased 2.5% over the first quarter of 1996. Sales for the first quarter of 1997, which were negatively impacted by unseasonably cold weather in some parts of the country, reflected growth in private label merchandise and increased strength in California markets.

  Cost of sales was 61.2% of net sales for the first quarter of 1997, compared to 62.1% for the first quarter of 1996. Cost of sales for the first quarter of 1996 included $36.6 million of one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced in connection with the consolidation of Broadway's merchandise inventories into the Company. Excluding these inventory valuation adjustments from the first quarter of 1996, cost of sales would have increased by 0.2% of net sales in the first quarter of 1997, due to higher merchandise markdowns associated with the elimination of certain consumer electronics lines of business.

  Selling, general and administrative expenses were 34.5% of net sales for the first quarter of 1997 compared to 36.2% for the first quarter of 1996. Selling, general and administrative expenses for the first quarter of 1996 included $41.1 million of one-time costs related to the integration and consolidation of acquired and pre-existing businesses as business integration and consolidation expenses ("BICE"). Excluding BICE, selling, general and administrative expenses would have been 34.9% of net sales for the first quarter of 1996. The major factor contributing to the improvement for the first quarter of 1997 in the selling, general and administrative expense rate (excluding BICE for the first quarter of 1996) was lower distribution-related expenses resulting from restructuring and technological improvements within the merchandise distribution process.

  Net interest expense was $104.4 million for the first quarter of 1997, compared to $112.3 million for the first quarter of 1996. The lower interest expense for the first quarter of 1997 is principally due to the lower levels of borrowings.

  The Company's effective income tax rate of 44.9% for the first quarter of 1997 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Liquidity and Capital Resources

  The  Company's  principal sources of liquidity  are  cash  from
  operations,   cash   on  hand  and  certain  available   credit
  facilities.

  Net cash provided by operating activities in the first quarter of 1997 was $101.2 million, an increase of $151.8 million from the net cash used by operating activities in the first quarter of 1996 of $50.6 million. The major factors contributing to this improvement were improved operating results and greater reductions in accounts receivables.

  Net cash used by investing activities was $22.2 million for the first quarter of 1997, with purchases of property and equipment totaling $49.9 million and dispositions of property and equipment totaling $27.7 million. The Company opened one new Bloomingdale's store in California and closed four stores in the first quarter of 1997.

  Net cash used by the Company for all financing activities was $75.3 million for the first quarter of 1997. During the first quarter of 1997, the Company repaid $126.8 million of debt. The major components of debt repaid were $59.4 million of mortgages and $46.0 million of net borrowings under the Company's revolving credit and commercial paper facilities.

  On May 5, 1997, a $200.0 million installment of a note receivable was received and $176.0 million of borrowings under a note monetization facility were repaid. Such amounts were included in accounts receivable and short-term debt, respectively, as of May 3, 1997.

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


                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


Item 1.   Legal Proceedings

          The information regarding legal proceedings in the 1996 10-K covers events known to the Company and occurring prior to April 9, 1997. Subsequent to that date and prior to June 17, 1997, the Company and its subsidiaries have been involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

          The  Annual  Meeting of the Company's stockholders  was
          held on May 16, 1997 (the "1997 Annual Meeting").   The
          Company's stockholders voted on the following items at such meeting:

          i. The stockholders approved the election of four Directors for a three-year term expiring at the 2000 Annual Meeting of the Company's stockholders. The votes for such elections were as follows: Earl G. Graves, Sr. - 168,397,168 votes in favor and 1,800,499 votes withheld; George V. Grune - 168,409,424 votes in favor and 1,788,243 votes withheld; Craig E. Weatherup - 167,127,261 votes in favor and 3,070,406 votes withheld; and James M. Zimmerman - 168,417,154 votes in favor and 1,780,513 votes withheld. There were no broker non-votes on this item.

          ii.  The stockholders ratified the employment of KPMG Peat
            Marwick LLP as the Company's independent accountants for the fiscal year ending January 31, 1998. The votes for the ratification were 169,942,203, the votes against the ratification were 115,042, the votes abstained were 153,523, and there were no broker non-votes.

          iii. The stockholders approved a proposal to amend the 1995 Executive Equity Incentive Plan to increase the number of shares of common stock of the Company available for issuance thereunder and modify certain other terms thereof. The votes for the proposal were 157,144,061, the votes against the proposal were 12,802,214, the votes abstained were 264,493, and there were no broker non-votes.

          iv. The stockholders approved the 1992 Incentive Bonus Plan. The votes for the proposal were 167,574,874, the votes against the proposal were 2,357,529, the votes abstained were 278,365, and there were no broker non-votes.

          v. The stockholders voted against a resolution by a stockholder to publish periodically in various newspapers a detailed statement disclosing political and related contributions made by the Company. The votes against the resolution were 144,219,569, the votes for the resolution were 4,428,891, the votes abstained were 8,937,657, and there were 12,624,651 broker non-votes.

Item 5. Other Information

          Immediately following the 1997 Annual Meeting, the Board of Directors of the Company elected Ms. Sara Levinson as a Class I Director and Mr. Terry Lundgren as a Class II Director to fill vacancies that then existed.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 1995 Executive Equity Incentive Plan (As Amended and Restated as of May 16, 1997)

          11    Statement re computation of per share earnings

          27    Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended May 3, 1997.



                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                FEDERATED DEPARTMENT STORES, INC.


Date  June 17, 1997                /s/ Dennis J. Broderick
                                       Dennis J. Broderick
                                Senior Vice President, General Counsel
                                           and Secretary



                                   /s/ Joel A. Belsky
                                       Joel A. Belsky
                                Vice President and Controller
                                (Principal Accounting Officer)