Form 10-Q
period 1997-08-02
FEDERATED DEPARTMENT STORES INC /DE/
filed 1997-09-16
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                   FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended August 2, 1997.







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

209,546,590 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 30, 1997.

                        PART I -- FINANCIAL INFORMATION

                       FEDERATED DEPARTMENT STORES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                     (THOUSAND, EXCEPT PER SHARE FIGURES)

                                      13 Weeks Ended                     26 Weeks Ended
                               August 2,        August 3,         August 2,        August 3,
                                 1997             1996              1997             1996

Net Sales                     $3,452,829       $3,284,228        $6,861,920        $6,584,893

Cost of sales:

   Recurring                   2,098,671        1,995,573         4,185,536         4,010,221

   Inventory valuation
     adjustments related
     to consolidation                  -           29,093                 -            65,681

Total cost of sales            2,098,671        2,024,666         4,185,536         4,075,902

Selling, general and
  administrative expenses:

   Recurring                   1,142,298        1,113,984         2,316,464         2,267,049

   Business integration
    and consolidation
    expenses                           -           69,824                 -           110,924

Total selling, general and
  administrative expenses      1,142,298        1,183,808         2,316,464         2,377,973

Operating Income                 211,860           75,754           359,920           131,018

Interest expense                (106,358)        (126,996)         (221,083)         (250,341)

Interest income                    7,095           11,382            17,443            22,446

Income (Loss) Before
  Income Taxes and
  Extraordinary Item             112,597          (39,860)          156,280           (96,877)

Federal, state and local
  income tax (expense)
  benefit                        (46,227)          12,667           (65,851)           31,738

Income (Loss) Before
  Extraordinary Item              66,370          (27,193)           90,429           (65,139)

Extraordinary Item - loss
  on early extinguishment
  of debt, net of tax
  effect of $24,960              (38,673)               -           (38,673)                -

Net Income (Loss)             $   27,697       $  (27,193)       $   51,756        $  (65,139)

(Continued)



                       PART I -- FINANCIAL INFORMATION

                       FEDERATED DEPARTMENT STORES, INC.

                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                    (THOUSANDS, EXCEPT PER SHARE FIGURES)
                                      13 Weeks Ended                     26 Weeks Ended
                               August 2,        August 3,         August 2,        August 3,
                                 1997             1996              1997             1996

Earnings (Loss) per Share:

Income (loss) before
  extraordinary item          $     .31        $    (.13)        $     .42         $    (.31)
Extraordinary item                 (.18)               -              (.18)                -
  Net Income (Loss)           $     .13        $    (.13)        $     .24         $    (.31)

Fully Diluted Earnings
  (Loss) per Share:

Income (loss) before
  extraordinary item          $     .30       $     (.13)        $     .42         $    (.31)
Extraordinary item                 (.17)               -              (.18)                -
        Net Income (Loss)     $     .13       $     (.13)        $     .24         $    (.31)





The accompanying notes are an integral part of these unaudited Consolidated
Financial Statements.

                        FEDERATED DEPARTMENT STORES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                   (THOUSANDS)


                                          August 2,        February 1,        August 3,
                                            1997              1997              1996
ASSETS:
 Current Assets:
   Cash                                 $   317,352       $   148,794       $   134,133
   Accounts receivable                    2,498,148         2,834,321         2,768,417
   Merchandise inventories                3,371,584         3,245,996         3,234,271
   Supplies and prepaid expenses            128,981           109,678           176,729
   Deferred income tax assets               105,989            88,513           115,541
     Total Current Assets                 6,422,054         6,427,302         6,429,091

 Property and Equipment - net             6,371,055         6,524,757         6,270,870
 Intangible Assets - net                    703,761           717,404           731,047
 Notes Receivable                             3,976           204,400           204,035
 Other Assets                               373,286           390,280           397,326

     Total Assets                       $13,874,132       $14,264,143       $14,032,369

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Short-term debt                      $ 1,504,528       $ 1,094,557       $   375,363
   Accounts payable and accrued
    liabilities                           2,482,362         2,492,195         2,386,569
   Income taxes                               4,370             8,947             3,211
     Total Current Liabilities            3,991,260         3,595,699         2,765,143

 Long-Term Debt                           3,732,269         4,605,916         5,644,524
 Deferred Income Taxes                      835,725           830,943           730,725
 Other Liabilities                          559,001           562,431           561,847
 Shareholders' Equity                     4,755,877         4,669,154         4,330,130

     Total Liabilities and
      Shareholders' Equity              $13,874,132       $14,264,143       $14,032,369



The accompanying notes are an integral part of these unaudited Consolidated
Financial Statements.






                        FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                   (THOUSANDS)
                                                  26 Weeks Ended       26 Weeks Ended
                                                  August 2, 1997       August 3, 1996
Cash flows from operating activities:
 Net income (loss)                                  $    51,756          $   (65,139)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization of property and
    equipment                                           276,875              251,657
   Amortization of intangible assets                     13,643               13,642
   Amortization of financing costs                       12,580               14,384
   Amortization of unearned restricted stock                560                1,334
   Loss on early extinguishment of debt                  38,673                    -
   Changes in assets and liabilities:
     Decrease in accounts receivable                    336,599              273,457
     Increase in merchandise inventories               (125,588)            (139,423)
     Increase in supplies and prepaid expenses          (19,303)                (318)
     (Increase) decrease in other assets not
      separately identified                              (5,150)              22,517
     (Decrease) increase in accounts payable and
       accrued liabilities not separately
        identified                                      (20,997)              49,213
     Increase (decrease) in current income taxes          3,459               (3,200)
     Increase (decrease) in deferred income taxes         4,230              (43,241)
     (Decrease) increase in  other liabilities not
       separately identified                             (3,431)               3,420
       Net cash provided by operating activities        563,906              378,303

Cash flows from investing activities:
 Purchase of property and equipment                    (218,659)            (264,402)
 Disposition of property and equipment                   89,343              105,053
 Decrease in notes receivable                           199,997                    -
       Net cash provided (used) by investing
        activities                                       70,681             (159,349)

Cash flows from financing activities:
 Debt issued                                            849,998              688,665
 Financing costs                                         (5,512)             (11,016)
 Debt repaid                                         (1,356,087)          (1,034,350)
 Increase (decrease) in outstanding checks               11,165              (21,187)
 Acquisition of treasury stock                           (1,734)                (598)
 Issuance of common stock                                36,141              121,147
       Net cash used by financing activities           (466,029)            (257,339)

																     (Continued)


                        FEDERATED DEPARTMENT STORES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                 (THOUSANDS)
                                                  26 Weeks Ended       26 Weeks Ended
                                                  August 2, 1997       August 3, 1996

 Net increase (decrease) in cash                   $    168,558         $   (38,385)
 Cash at beginning of period                            148,794             172,518

 Cash at end of period                             $    317,352         $   134,133


 Supplemental cash flow information:
  Interest paid                                    $    211,911         $   219,793
  Interest received                                      19,619              13,611
  Income taxes paid (net of refunds received)            48,244               9,368




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

Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 26 weeks ended
August 2, 1997 and August 3, 1996 (which do not include the
Christmas season) are not indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 26 weeks ended August 2, 1997 and August 3, 1996, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

Earnings (loss) per share are computed on the basis of daily average number of shares and share equivalents (shares issuable under outstanding warrants and stock options) outstanding during the period for the 13 and 26 weeks ended August 2, 1997. For the 13 and 26 weeks ended August 3, 1996, the potential issuance of share equivalents was anti-dilutive and earnings (loss) per share were computed on the basis of daily average number of shares outstanding. The computation of fully diluted earnings (loss) per share takes into account, if dilutive, the above-described share equivalents and shares issuable upon the conversion of convertible debt. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), was issued in February 1997. The statement establishes standards for computing and presenting earnings per share and is effective for financial statements for periods ending after December 15, 1997. Adoption of this statement will not have a material impact on the Company's earnings per share computations.

Certain reclassifications have been made to amounts for the 13 and 26 weeks ended August 3, 1996 to conform with the classifications of such amounts for the 52 weeks ended February 1, 1997.

2. INVENTORY VALUATION ADJUSTMENTS RELATED TO CONSOLICATION AND
   BUSINESS INTEGRATION AND CONSOLIDATION EXPENSES

In connection with the consolidation of merchandise inventories for acquired and pre-existing businesses, the Company recorded one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced as a separate component of cost of sales. For the 26 weeks ended August 3, 1996, the amount recorded related to the consolidation of Broadway into the Company's Macy's West division.




(Continued)

                        FEDERATED DEPARTMENT STORES, INC.

                   NOTES DO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


Additionally, the Company incurred certain one-time costs related to the integration and consolidation of acquired and pre-existing businesses and classified such costs as business integration and consolidation expenses as a separate component of selling, general and administrative expenses. During the 26 weeks ended August 3, 1996, the Company recorded $110.9 million of business integration and consolidation expenses consisting of $83.0 million of costs associated with the integration of Broadway into the Company (related primarily to the incremental costs associated with converting the Broadway stores to other nameplates, including advertising, credit card issuance and promotion and other name change expenses, and the costs of operating Broadway central office functions for a transitional period), $17.1 million of costs related to the consolidation of Macy's and $10.8 million of costs related to other support operation restructurings.

3. EXTRAORDINARY ITEM

On July 14, 1997, the Company issued $300.0 million of 7.45% Senior Debentures due 2017 and $250.0 million of 6.79% Senior Debentures due 2027 and on July 28, 1997, the Company entered into new credit agreements which provide for unsecured revolving credit loans of up to $2,000.0 million. Using proceeds from these transactions and other funds, the Company voluntarily prepaid $1,044.3 million of debt during the 13 weeks ended August 2, 1997. The associated costs for the debt prepayments were recorded as an extraordinary charge of $38.7 million, net of an income tax benefit of $25.0 million. The debt prepaid included all amounts outstanding under the Company's mortgage loan facility, secured promissory note, certain other mortgages and previous bank credit facility, all of which were retired and terminated.






                        FEDERATED DEPARTMENT STORES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE 13 WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996

For purposes of the following discussion, all references to "second quarter of 1997" and "second quarter of 1996" are to the Company's 13-week fiscal periods ended August 2, 1997 and August 3, 1996, respectively.

Net sales for the second quarter of 1997 totaled $3,452.8 million, compared to net sales of $3,284.2 million for the second quarter of 1996, an increase of 5.1%. On a comparable store basis, net sales for the second quarter of 1997 increased 4.4% over the second quarter of 1996.

Cost of sales was 60.8% as a percent of net sales for the second quarter of 1997 compared to 61.7% for the second quarter of 1996. Cost of sales for the second quarter of 1996 included $29.1 million of one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced in connection with the consolidation of Broadway's merchandise inventories with the Company's merchandise inventories. Excluding these inventory valuation adjustments from the second quarter of 1996, cost of sales would have been 60.8% of net sales. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in the second quarter of 1997 or the second quarter of 1996.

Selling, general and administrative ("SG&A") expenses were 33.1% as a percent of net sales for the second quarter of 1997 compared to 36.0% for the second quarter of 1996. SG&A expenses for the second quarter of 1996 included $69.8 million of one-time costs related to the integration and consolidation of acquired and pre-existing businesses as business integration and consolidation expenses ("BICE"). Excluding BICE, SG&A expenses would have been 33.9% of net sales for the second quarter of 1996. The major factor contributing to the 0.8% improvement in the SG&A expense rate (excluding BICE for the second quarter of 1996) was lower distribution-related expense resulting from restructuring and technological improvements in the merchandise distribution process.

Net interest expense was $99.3 million for the second quarter of 1997, compared to $115.6 million for the second quarter of 1996.
The lower interest expense for the second quarter of 1997 is principally due to lower levels of borrowings.

The Company's effective income tax rate of 41.1% for the second quarter of 1997 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

The extraordinary item of $38.7 million in the second quarter of 1997 represents the after-tax expenses associated with debt prepayments.




                        FEDERATED DEPARTMENT STORES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDISION AND RESULTS OF OPERATION (CONTINUED)


COMPARISON OF THE 26 WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996

For purposes of the following discussion, all references to "1997" and "1996" are to the Company's 26 week fiscal periods ended August 2, 1997 and August 3, 1996, respectively.

Net sales for 1997 were $6,861.9 million compared to $6,584.9 million for 1996, an increase of 4.2%. On a comparable store basis, net sales for 1997 increased 3.5% over 1996.

Cost of sales was 61.0% as a percent of net sales for 1997 compared to 61.9% for 1996. Cost of sales for 1996 included $65.7 million of one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced in connection with the consolidation of Broadway's merchandise inventories with the Company's merchandise inventories. Excluding these inventory valuation adjustments from 1996, cost of sales would have been 60.9% and the 0.1% increase in 1997 is due to higher merchandise markdowns associated with the elimination of certain consumer electronics lines of business. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in 1997 or 1996.

SG&A expenses were 33.8% as a percent of net sales for 1997 compared to 36.1% for 1996. SG&A expenses for 1996 included $110.9 million of one-time costs related to the integration and consolidation of acquired and pre-existing businesses under the caption BICE. Excluding BICE, SG&A expenses would have been 34.4% of net sales for 1996. The major factor contributing to the 0.6% improvement in the SG&A expense rate (excluding BICE for 1996) was lower distribution-related expenses resulting from restructuring and technological improvements in the merchandise distribution process.

Net interest expense was $203.6 million for 1997 compared to $227.9 million for 1996. The lower interest expense for 1997 is principally due to lower levels of borrowings.

The Company's effective income tax rate of 42.1% for 1997 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

For purposes of the following discussion, all references to "1997" and "1996" are to the Company's 26 week fiscal periods ended August 2, 1997 and August 3, 1996, respectively.

The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.




                        FEDERATED DEPARTMENT STORES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net cash provided by operating activities in 1997 was $563.9 million, an increase of $185.6 million compared to the $378.3 million provided in 1996. The major factors contributing to this improvement were improved operating results and greater reductions in customer accounts receivable.

Net cash provided by investing activities was $70.7 million in 1997, with purchases of property and equipment totaling $218.7 million and dispositions of property and equipment totaling $89.3 million. During 1997, the Company opened five new stores, including a furniture gallery, and closed nine stores. On May 5, 1997, a $200.0 million installment of a note receivable held by the Company was received.

Net cash used by the Company for all financing activities was $466.0 million in 1997. During 1997, the Company incurred debt totaling $850.0 million and repaid debt in the amount of $1,356.1 million.
On July 14, 1997, the Company issued $300.0 million of 7.45% Senior Debentures due 2017 and $250.0 million of 6.79% Senior Debentures due 2027, and on July 28, 1997, the Company entered into new bank credit agreements which replaced its existing bank credit agreement. The new credit agreements provide for a $1,500.0 million unsecured revolving credit facility with a termination date of July 28, 2002 and a $500.0 million unsecured revolving credit facility with a termination date of July 27, 1998. The net incremental borrowings under the Company's revolving credit and commercial paper facilities were $300.0 million in 1997.

The major components of debt repaid, with proceeds of the financings described above, proceeds of the $200.0 million note receivable and other funds, included the entire $345.1 million of outstanding borrowings under the Company's mortgage loan facility, the entire $220.8 million of borrowings outstanding under its secured promissory note, $176.0 million of borrowings outstanding under its note monetization facility, and all $515.7 million of outstanding term borrowings under its bank credit facility. In addition to extending the maturities of its debt, the Company expects to save $15.0-$20.0 million in annual interest expense from the refinancing transactions.

On May 3, 1998, the final $200.0 million installment of a note receivable held by the Company matures and the remaining $176.0 million of borrowings under the related note monetization facility become due and payable. Accordingly, as of August 2, 1997, such amounts have been included in accounts receivable and short-term debt, respectively.

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

                        PART II -- OTHER INFORMATION

                      FEDERATED DEPARTMENT STORES, INC.

ITEM 1. LEGAL PROCEEDINGS

The information regarding legal proceedings in the Company's Quarterly Report on Form 10-Q for the period ended May 3, 1997 covers events known to the Company and occurring prior to June 17, 1997. Subsequent to that date and prior to September 16, 1997, the Company and its subsidiaries have been involved in various legal proceedings incidental to the normal course of their business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

           10.1 364-Day Credit Agreement, dated as of July 28, 1997, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, BankBoston, N.A., as Syndication Agent, and The Bank of America, National Trust & Savings Association, as Documentation Agent.

           10.2 Five-Year Credit Agreement, dated as of July 28, 1997, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, BankBoston, N.A., as Syndication Agent, and The Bank of America, National Trust & Savings Association, as Documentation Agent.

           10.3 Eighth Supplemental Trust Indenture, dated as of July 14, 1997, by and among the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), Trustee (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated as of July 15, 1997 (the "July 1997 Form 8-K")).

           10.4 Ninth Supplemental Trust Indenture, dated as of July 14, 1997, by and among the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), Trustee (incorporated by reference to Exhibit 3 to the July 1997 Form 8-K).

           11      Statement re computation of per share earnings

           27      Financial Data Schedule

   (b)     Reports on Form 8-K

           Current Report on Form 8-K, dated July 15, 1997, reporting matters under Item 5 thereof.



                        FEDERATED DEPARTMENT STORES, INC.


                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                         FEDERATED DEPARTMENT STORES, INC.



Date  September 16, 1997                      /s/ Dennis J. Broderick
                                                  Dennis J. Broderick
                                         Senior Vice President, General Counsel
                                                       and Secretary




                                              /s/ Joel A. Belsky
                                                  Joel A. Belsky
                                          Vice President and Controller
                                          (Principal Accounting Officer)