Form 10-Q
period 1997-11-01
FEDERATED DEPARTMENT STORES INC /DE/
filed 1997-12-16
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q




Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of   the
Securities  Exchange  Act of 1934 for the  fiscal  quarter  ended
November 1, 1997.







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

209,811,821 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 29, 1997.


                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

              (THOUSANDS, EXCEPT PER SHARE FIGURES)
                                         13 Weeks Ended               39 Weeks Ended
                                  November 1,       November 2,    November 1,     November 2,
                                     1997               1996          1997            1996
Net Sales                        $ 3,746,276        $ 3,609,148    $10,608,196     $10,194,041

Cost of sales:

 Recurring                         2,286,919          2,189,903      6,472,455       6,200,124

 Inventory valuation adjustments
  related to consolidation                 -                  -              -          65,681

Total cost of sales                2,286,919          2,189,903      6,472,455       6,265,805

Selling, general and
  administrative expenses:

 Recurring                         1,191,396          1,187,629      3,507,860       3,454,678

 Business integration and
  consolidation expenses                   -             44,304              -         155,228

Total selling, general and
 administrative expenses           1,191,396          1,231,933      3,507,860       3,609,906

Operating Income                     267,961            187,312        627,881         318,330

Interest expense                    (100,957)          (124,510)      (322,040)       (374,851)

Interest income                        9,079             11,149         26,522          33,595

Income (Loss) Before Income
 Taxes and Extraordinary Item        176,083             73,951        332,363         (22,926)

Federal, state and local income
 tax expense                         (70,969)           (32,150)      (136,820)           (412)

Income (Loss) Before
 Extraordinary Item                  105,114             41,801        195,543         (23,338)

Extraordinary Item - loss on
 early extinguishment of debt,
 net of tax effect of $24,960              -                  -        (38,673)              -

Net Income (Loss)                $   105,114        $    41,801    $   156,870     $   (23,338)


                                                      (Continued)
                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

              (THOUSANDS, EXCEPT PER SHARE FIGURES)
                                         13 Weeks Ended               39 Weeks Ended
                                  November 1,       November 2,    November 1,     November 2,
                                     1997               1996          1997            1996

Earnings (Loss) per Share:

Income (loss) before
 extraordinary item                $   .48            $    .20      $    .91        $   (.11)
Extraordinary item                       -                   -          (.18)              -
 Net Income (Loss)                 $   .48            $    .20      $    .73        $   (.11)

Fully Diluted Earnings (Loss)
 per Share:

Income (loss) before
 extraordinary item                $   .47             $   .20      $    .89        $   (.11)
Extraordinary item                       -                   -          (.17)              -
 Net Income (Loss)                 $   .47              $  .20      $    .72        $   (.11)




The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                           (THOUSANDS)

                                    November 1,       February 1,       November 2,
                                       1997              1997              1996
ASSETS:
 Current Assets:
  Cash                             $    431,156      $    148,794      $    152,596
  Accounts receivable                 2,513,143         2,834,321         2,821,833
  Merchandise inventories             4,287,328         3,245,996         4,170,860
  Supplies and prepaid expenses         119,685           109,678           169,532
  Deferred income tax assets            116,107            88,513            90,883
   Total Current Assets               7,467,419         6,427,302         7,405,704

 Property and Equipment - net         6,423,168         6,524,757         6,384,812
 Intangible Assets - net                696,940           717,404           724,225
 Notes Receivable                         6,923           204,400           204,997
 Other Assets                           337,091           390,280           376,956

   Total Assets                    $ 14,931,541      $ 14,264,143      $ 15,096,694

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                  $  1,899,473      $  1,094,557      $    741,117
  Accounts payable and accrued
  liabilities                         3,047,907         2,492,195         3,059,327
  Income taxes                           28,042             8,947             3,550
   Total Current Liabilities          4,975,422         3,595,699         3,803,994

 Long-Term Debt                       3,682,499         4,605,916         5,624,065
 Deferred Income Taxes                  842,048           830,943           727,772
 Other Liabilities                      560,247           562,431           564,606
 Shareholders' Equity                 4,871,325         4,669,154         4,376,257

   Total Liabilities and
   Shareholders' Equity            $ 14,931,541      $ 14,264,143      $ 15,096,694


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.






                FEDERATED DEPARTMENT STORES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                           (THOUSANDS)
                                              39 Weeks Ended       39 Weeks Ended
                                              November 1, 1997     November 2, 1996
Cash flows from operating activities:
 Net income (loss)                            $      156,870       $    (23,338)
 Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities:
   Depreciation and amortization of
     property and equipment                          417,474            379,816
   Amortization of intangible assets                  20,464             20,464
   Amortization of financing costs                    16,905             20,790
   Amortization of unearned restricted stock             896              1,629
   Loss on early extinguishment of debt               38,673                  -
   Changes in assets and liabilities:
      Decrease in accounts receivable                321,733            220,041
      Increase in merchandise inventories         (1,041,333)        (1,076,012)
      (Increase) decrease in supplies and
       prepaid expenses                              (10,007)             6,879
      (Increase) decrease in other assets not
       separately identified                          (6,995)            20,342
      Increase in accounts payable and accrued
       liabilities not separately identified         467,991            652,942
      Increase (decrease) in current
       income taxes                                    4,055             (2,861)
      Decrease in deferred income taxes              (16,489)           (21,536)
      (Decrease) increase in other liabilities
       not separately identified                      (2,184)             6,179
       Net cash provided by operating
        activities                                   408,053            205,335

Cash flows from investing activities:
 Purchase of property and equipment                 (410,547)          (523,540)
 Disposition of property and equipment               120,113            137,464
 Decrease in notes receivable                        199,997                  -
      Net cash used by investing activities          (90,437)          (386,076)

Cash flows from financing activities:
 Debt issued                                       1,284,049            688,665
 Financing costs                                      (6,351)           (11,096)
 Debt repaid                                      (1,445,080)          (689,172)
 Decrease in outstanding checks                       87,724             47,842
 Acquisition of treasury stock                        (1,803)              (646)
 Issuance of common stock                             46,207            125,226
       Net cash (used) provided by financing
          activities                                 (35,254)           160,819



                                                                   (Continued)
                FEDERATED DEPARTMENT STORES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                           (THOUSANDS)

                                              39 Weeks Ended       39 Weeks Ended
                                              November 1, 1997     November 2, 1996

 Net increase (decrease) in cash               $      282,362        $    (19,922)
 Cash at beginning of period                          148,794             172,518

 Cash at end of period                         $      431,156        $    152,596


 Supplemental cash flow information:
  Interest paid                                $      310,052        $    337,553
  Interest received                                    28,889              33,875
  Income taxes paid (net of refunds received)          96,587              18,604





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

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 39 weeks ended November 1, 1997 and November 2, 1996 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 and 39 weeks ended November 1, 1997 and November 2, 1996, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Earnings (loss) per share are computed on the basis of daily average number of shares and share equivalents (shares issuable under outstanding warrants and stock options) outstanding during the period for the 13 and 39 weeks ended November 1, 1997. For the 13 and 39 weeks ended November 2, 1996 the potential issuance of share equivalents was immaterial or anti-dilutive and earnings (loss) per share were computed on the basis of daily average number of shares outstanding. The computation of fully diluted earnings (loss) per share takes into account, if dilutive, the above-described share equivalents and shares issuable upon the conversion of convertible debt. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), was issued in February 1997. The statement establishes standards for computing and presenting earnings per share and is effective for financial statements for periods ending after December 15, 1997. Adoption of this statement will not have a material impact on the Company's earnings per share computations.

  Certain reclassifications have been made to amounts for the  13 and  39  weeks  ended  November  1,  1996  to  conform  to  the
  classifications  of  such  amounts  for  the  52  weeks   ended
  February 1, 1997.

2.INVENTORY VALUATION ADJUSTMENTS RELATED TO CONSOLIDATION AND
  BUSINESS INTEGRATION AND CONSOLIDATION EXPENSES

  In   connection   with   the   consolidation   of   merchandise
  inventories for acquired and pre-existing businesses, the Company recorded one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced as a separate component of cost of sales. For the 39 weeks ended November 2, 1996, the amount recorded related to the consolidation of Broadway into the Company's Macy's West division.





                FEDERATED DEPARTMENT STORES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)



  Additionally, the Company incurred certain one-time costs related to the integration and consolidation of acquired and pre-existing businesses and classified such costs as business integration and consolidation expenses as a separate component of selling, general and administrative expenses. During the 39 weeks ended November 2, 1996, the Company recorded $155.2 million of business integration and consolidation expenses consisting of $116.9 million of costs associated with the integration of Broadway into the Company (related primarily to the incremental costs associated with converting the Broadway stores to other nameplates, including advertising, credit card issuance and promotion and other name change expenses, and the costs of operating Broadway central office functions for a transitional period), $21.9 million of costs related to the consolidation of Macy's and $16.4 million of costs related to other support operation restructurings.

3.   EXTRAORDINARY ITEM

  On July 14, 1997, the Company issued $300.0 million of 7.45% Senior Debentures due 2017 and $250.0 million of 6.79% Senior Debentures due 2027 and, on July 28, 1997, the Company entered into new credit agreements which provide for unsecured revolving credit loans of up to $2,000.0 million. Using proceeds from these transactions and other funds, the Company voluntarily prepaid all amounts outstanding under the Company's mortgage loan facility, secured promissory note, certain other mortgages and previous bank credit facility, all of which were retired and terminated. The associated costs for the debt prepayments were recorded as an extraordinary charge of $38.7 million, net of an income tax benefit of $25.0 million.








                FEDERATED DEPARTMENT STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS

  COMPARISON OF THE 13 WEEKS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996

  For purposes of the following discussion, all references to "third quarter of 1997" and "third quarter of 1996" are to the Company's 13-week fiscal periods ended November 1, 1997 and
  November 2, 1996, respectively.

  Net  sales  for  the  third quarter of  1997  totaled  $3,746.3 million, compared to net sales of $3,609.1 million for the third quarter of 1996, an increase of 3.8%. On a comparable store basis, net sales for the third quarter of 1997 increased 3.1% over the third quarter of 1996.

  Cost of sales was 61.0% as a percent of net sales for the third quarter of 1997 compared to 60.7% for the third quarter of 1996. Cost of sales for the third quarter of 1997 reflected higher levels of clearance markdowns than the third quarter of 1996. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in the third quarter of 1997 or the third quarter of 1996.

  Selling, general and administrative ("SG&A") expenses were 31.8% as a percent of net sales for the third quarter of 1997 compared to 34.1% for the third quarter of 1996. SG&A expenses for the third quarter of 1996 included $44.3 million of one-time costs related to the integration and consolidation of acquired and pre-existing businesses as business integration and consolidation expenses ("BICE"). Excluding BICE, SG&A expenses would have been 32.9% of net sales for the third quarter of 1996. The major factor contributing to the 1.1% improvement in the SG&A expense rate (excluding BICE for the third quarter of 1996) was lower distribution-related expenses resulting from restructuring and technological improvements in the merchandise distribution process.

  Net interest expense was $91.9 million for the third quarter of 1997, compared to $113.4 million for the third quarter of 1996. The lower interest expense for the third quarter of 1997 is due to lower levels of borrowings and lower interest rates resulting from the refinancings completed in July 1997.

  The Company's effective income tax rate of 40.3% for the third quarter of 1997 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

  COMPARISON OF THE 39 WEEKS ENDED NOVEMBER 1, 1997 AND NOVEMBER 2, 1996

  For purposes of the following discussion, all references to "1997" and "1996" are to the Company's 39 week fiscal periods ended November 1, 1997 and November 2, 1996, respectively.

  Net   sales  for  1997  were  $10,608.2  million  compared   to
  $10,194.0  million  for  1996,  an  increase  of  4.1%.   On  a
  comparable store basis, net sales increased 3.4%.


                FEDERATED DEPARTMENT STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Cost of sales was 61.0% as a percent of net sales for 1997 compared to 61.5% for 1996. Cost of sales for 1996 included $65.7 million of one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced in connection with the consolidation of Broadway's merchandise inventories with the Company's merchandise inventories. Excluding these inventory valuation adjustment from 1996, cost of sales would have been 60.8% of net sales, with the 0.2% increase in 1997 being due to higher merchandise markdowns associated with the elimination of certain consumer electronics lines of business. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in 1997 or 1996.

  SG&A expenses were 33.1% as a percent of net sales for 1997 compared to 35.4% for 1996. SG&A expenses for 1996 included $155.2 million of one-time costs related to the integration and consolidation of acquired and pre-existing businesses under the caption BICE. Excluding BICE, SG&A expenses would have been 33.9% of net sales for 1996. The major factor contributing to the 0.8% improvement in the SG&A expense rate (excluding BICE for 1996) was lower distribution-related expenses resulting from restructuring and technological improvements in the merchandise distribution process.

  Net  interest expense was $295.5 million for 1997  compared  to
  $341.3 million for 1996.  The lower  interest expense for  1997 is principally due to lower levels of borrowings.

  The Company's effective income tax rate of 41.2% for 1997 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

  The extraordinary item of $38.7 million for 1997 represents the after-tax expenses associated with debt prepayments.

  LIQUIDITY AND CAPITAL RESOURCES

  For purposes of the following discussion, all references to "1997" and "1996" are to the Company's 39 week fiscal periods ended November 1, 1997 and November 2, 1996, respectively.

  The  Company's  principal sources of liquidity  are  cash  from
  operations,   cash   on  hand  and  certain  available   credit
  facilities.

  Net cash provided by operating activities in 1997 was $408.1 million compared to the $205.3 million provided in 1996. The major factors contributing to this improvement were improved operating results and greater reductions in accounts receivable.





                FEDERATED DEPARTMENT STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


  Net cash used by investing activities was $90.4 million in 1997, with purchases of property and equipment totaling $410.5 million and dispositions of property and equipment totaling $120.1 million. During 1997, the Company opened five new stores, including a furniture gallery, and closed ten stores.
  On May 5, 1997, a $200.0 million installment of a note receivable held by the Company was received.

  Net cash used by the Company for all financing activities was $35.3 million in 1997. During 1997, the Company incurred debt totaling $1,284.0 million and repaid debt in the amount of $1,445.1 million. On July 14, 1997, the Company issued $300.0 million of 7.45% Senior Debentures due 2017 and $250.0 million of 6.79% Senior Debentures due 2027 and, on July 28, 1997, the Company entered into new bank credit agreements which replaced its existing bank credit agreement. The new credit agreements provide for a $1,500.0 million unsecured revolving credit facility with a termination date of July 28, 2002 and a $500.0 million unsecured revolving credit facility with a termination date of July 27, 1998. The net incremental borrowings under the Company's revolving credit and commercial paper facilities were $734.0 million in 1997.

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

  On May 3, 1998, the final $200.0 million installment of a note receivable held by the Company matures and the remaining $176.0 million of borrowings under the related note monetization facility become due and payable. Accordingly, as of November 1, 1997, such amounts have been included in accounts receivable and short-term debt, respectively.

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


                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           10.1 Ninth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of August 28, 1997, by and among Prime Receivables Corporation, as Transferor, FDS National Bank, as Servicer, and The Chase Manhattan Bank, as Trustee.

          10.2 First Amendment to Series 1992-1 Supplement, dated as of August 28, 1997, to the Pooling and Servicing Agreement, dated as of December 15, 1992, by and among Prime Receivables Corporation, as Transferor, FDS National Bank, as Servicer, and The Chase Manhattan Bank, as Trustee.

          10.3   First Amendment to Series 1992-2 Supplement, dated
                 as of August 28, 1997, to the Pooling and Servicing Agreement, dated as of December 15, 1992, by and among Prime Receivables Corporation, as Transferor, FDS
                 National Bank, as   Servicer, and The Chase Manhattan
                 Bank, as Trustee.

          10.4 First Amendment to Series 1995-1 Supplement, dated as of August 28, 1997, to the Pooling and Servicing Agreement, dated as of December 15, 1992, by and among Prime Receivables Corporation, as Transferor, FDS National Bank, as Servicer, and The Chase Manhattan Bank, as Trustee.

          10.5 First Amendment to Series 1996-1 Supplement, dated as of August 28, 1997, to the Pooling and Servicing Agreement, dated as of December 15, 1992, by and among Prime Receivables Corporation, as Transferor, FDS National Bank, as Servicer, and The Chase Manhattan Bank, as Trustee.

          11     Statement re computation of per share earnings

          27     Financial Data Schedule

     (b)  Reports on Form 8-K

               No reports were filed on Form 8-K during the quarter ended November 1, 1997.



                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                               FEDERATED DEPARTMENT STORES, INC.



Date  December 16, 1997           /s/ Dennis J. Broderick
                                      Dennis J. Broderick
                               Senior Vice President, General Counsel
                                             and Secretary




                                  /s/ Joel A. Belsky
                                      Joel A. Belsky
                               Vice President and Controller
                               (Principal Accounting Officer)