Form 10-Q/A
period 1997-11-01
FEDERATED DEPARTMENT STORES INC /DE/
filed 1997-12-17
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q/A
                          Amendment No. 1



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
                                              39 Weeks Ended       39 Weeks Ended
                                              November 1, 1997     November 2, 1996
Cash flows from operating activities:
 Net income (loss)                            $      156,870       $    (23,338)
 Adjustments to reconcile net income
 (loss) to net cash provided by operating
 activities:
   Depreciation and amortization of
     property and equipment                          417,474            379,816
   Amortization of intangible assets                  20,464             20,464
   Amortization of financing costs                    16,905             20,790
   Amortization of unearned restricted stock             896              1,629
   Loss on early extinguishment of debt               38,673                  -
   Changes in assets and liabilities:
      Decrease in accounts receivable                321,733            220,041
      Increase in merchandise inventories         (1,041,333)        (1,076,012)
      (Increase) decrease in supplies and
       prepaid expenses                              (10,007)             6,879
      (Increase) decrease in other assets not
       separately identified                          (6,995)            20,342
      Increase in accounts payable and accrued
       liabilities not separately identified         467,991            652,942

      Increase (decrease) in current
       income taxes                                   44,055             (2,861)

      Decrease in deferred income taxes              (16,489)           (21,536)
      (Decrease) increase in other liabilities
       not separately identified                      (2,184)             6,179
       Net cash provided by operating
        activities                                   408,053            205,335

Cash flows from investing activities:
 Purchase of property and equipment                 (410,547)          (523,540)
 Disposition of property and equipment               120,113            137,464
 Decrease in notes receivable                        199,997                  -
      Net cash used by investing activities          (90,437)          (386,076)

Cash flows from financing activities:
 Debt issued                                       1,284,049            688,665
 Financing costs                                      (6,351)           (11,096)
 Debt repaid                                      (1,445,080)          (689,172)
 Decrease in outstanding checks                       87,724             47,842
 Acquisition of treasury stock                        (1,803)              (646)
 Issuance of common stock                             46,207            125,226
       Net cash (used) provided by financing
          activities                                 (35,254)           160,819

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