Form 10-K
period 1998-01-31
FEDERATED DEPARTMENT STORES INC /DE/
filed 1998-04-16
CIK 794367

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED

                                JANUARY 31, 1998

                             COMMISSION FILE NUMBER

                                    1-13536

                       FEDERATED DEPARTMENT STORES, INC.
                              151 WEST 34TH STREET
                            NEW YORK, NEW YORK 10001
                                 (212) 494-1602
                                      AND
                             7 WEST SEVENTH STREET
                             CINCINNATI, OHIO 45202
                                 (513) 579-7000

INCORPORATED IN DELAWARE                                   I.R.S. NO. 13-3324058
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                             ON WHICH REGISTERED
                    -------------------                            ---------------------
Common Stock, par value $.01 per share                        New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred
  Stock                                                       New York Stock Exchange
Series C Warrants                                             New York Stock Exchange
Series D Warrants                                             New York Stock Exchange
10% Senior Notes due 2001                                     New York Stock Exchange
8.125% Senior Notes due 2002                                  New York Stock Exchange
5% Convertible Notes due 2003                                 New York Stock Exchange
8.5% Senior Notes due 2003                                    New York Stock Exchange
7.45% Senior Debentures due 2017                              New York Stock Exchange
6.79% Senior Debentures due 2027                              New York Stock Exchange
7% Senior Debentures due 2028                                 New York Stock Exchange

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     The Company has filed all reports required to be filed by Section 12, 13, or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     There were 210,605,161 shares of the Company's Common Stock outstanding as of April 3, 1998, excluding shares held in the treasury of the Company or by subsidiaries of the Company. The aggregate market value of the shares of such Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on April 3, 1998, was approximately $10,938,300,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 15, 1998 (the "Annual Meeting"), are incorporated by reference in Part III hereof.

     Unless the context otherwise requires, (i) references herein to the "Company" are, for all periods prior to December 19, 1994 (the "Merger Date"), references to Federated Department Stores, Inc. ("Federated") and its subsidiaries and their respective predecessors, and, for all periods following the merger (the "Merger") of Federated and R.H. Macy & Co., Inc. ("Macy's") on the Merger Date, references to the surviving corporation in the Merger and its subsidiaries, and (ii) references to "1997," "1996," "1995," "1994" and "1993"
are references to the Company's fiscal years ended January 31, 1998, February 1, 1997, February 3, 1996, January 28, 1995 and January 29, 1994, respectively.

     This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate" or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (i) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (ii) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (iii) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

ITEM 1. BUSINESS.

     General. The Company is one of the leading operators of full-line department stores in the United States, with 400 department stores in 33 states as of January 31, 1998. The Company's department stores sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. The Company's department stores are located at urban or suburban sites, principally in densely populated areas across the United States. The Company also operates 162 specialty stores under the names "Aeropostale" and "Charter Club," and a mail order catalog business under the name "Bloomingdale's By Mail." The Company recently announced plans to commence the operation of a mail order catalog business under the name "Macy's By Mail." In general, the Company conducts its business through subsidiaries.

     The Company provides electronic data processing and other support functions to its retail operating divisions on an integrated, Company-wide basis. In addition, the Company's financial and credit services subsidiary, FACS Group, Inc. ("FACS"), which is based near Cincinnati, Ohio, provides proprietary credit services, including credit authorizations, new account development, processing, customer service and collection services in respect of proprietary credit card accounts, including "Macy's" credit card accounts, owned by the Company through its national bank. GE Capital Consumer Card Co. ("GE Bank"), which purchased all of the "Macy's" credit card accounts owned by Macy's prior to the Merger (and with which the Company has an agreement regarding the allocation of the ownership of "Macy's" credit card accounts originated subsequent to the Merger) provides statement and payment processing services in respect of all proprietary credit card accounts owned by the Company and collection services in respect of the GE Bank-owned "Macy's" credit card accounts. The Company's data processing subsidiary, Federated Systems Group, Inc. ("FSG"), which is based near Atlanta, Georgia, provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company's retail operating and service divisions. In addition, a specialized staff maintained in the Company's corporate offices in Cincinnati provides services for all divisions in such areas as store design and construction, accounting, real estate, insurance and supply purchasing, as well as various other corporate office functions. FACS, FSG, a specialized service subsidiary and certain departments in the Company's corporate offices offer their services to unrelated third parties as well. Federated Merchandising Group, a division of the Company based in New York City, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and merchandising strategies to the particular character and customer base of the Company's various department store franchises. Federated Merchandising Group is also responsible for the private label development of the Company's retail operating divisions except for Bloomingdale's and Stern's, which source some of their private label merchandise through Associated Merchandising Corporation. Bloomingdale's also has its own private label program. Federated Logistics, based in Secaucus, New Jersey and a division of Federated Corporate Services, Inc., a subsidiary of the Company, provides warehousing and merchandise distribution services for the Company's retail operating divisions.

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

     The Company's executive offices are located at 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602 and at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000.

     Employees. As of January 31, 1998, the Company had approximately 114,700 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the Christmas season. Approximately 10% of the Company's employees as of January 31, 1998 were represented by unions. Management considers its relations with employees to be satisfactory.

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

     Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company's net purchases during 1997. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

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

     Year 2000 Compliance. Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the Year 2000. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

     The Company is reliant on computer-based technology and utilizes a variety of proprietary and third party applications. The Company's retail functions, such as merchandise procurement and distribution, inventory control and point-of-sale transactions, generally use proprietary applications, with third-party applications being used more extensively for administrative functions, such as accounting and human resource management.

     Beginning in February 1996, the Company undertook an assessment of the effect of the Year 2000 issue on the Company's operations. Shortly thereafter, the "Year 2000 Federated Project Office" was established and charged with identifying and evaluating Year 2000-related compliance issues, proposing solutions, estimating the cost of the implementation thereof, and communicating its determinations to the Company's senior management and Board of Directors.

     The Project Office, which is composed of the Company's Controller, the Chief Financial Officer of each retail and service subsidiary, FSG's Executive Committee, representatives of the Law and Audit Departments and a Project Manager, has developed a compliance program, and a Project Team has been established for the Company and each of its retail and service subsidiaries. Each Project Team is responsible for overseeing, under FSG's guidance, the implementation of such compliance program within its organization, including ensuring the compliance of software and other date sensitive products purchased for use or resale.

     Pursuant to the Company's Year 2000 compliance program, FSG has examined the Company's proprietary software applications. All such applications that relate to a critical retail function and are not Year 2000 compliant are being converted or replaced. In addition, a strategy has been instituted to identify and address Year 2000 issues affecting third-party software applications. That process includes contacting all third-party providers to secure appropriate representations to the effect that Year 2000 issues associated with the software provided by them to the Company have been or will be timely addressed. Contingency plans have been developed as to material third-party software applications used by the Company in respect of which the Company does not receive adequate compliance assurances by August 1998.

     Barring unforeseen events, the Company anticipates substantially completing corrective measures as to its proprietary software applications and completing a comprehensive, integrated test of all of its main-frame and mid-range computer systems (hardware, software, network components, interfaces and third-party software applications) by January 31, 1999. The Company anticipates that a subsequent test would be instituted to deal with third-party software applications, if any, that are expected to first achieve compliance after January 31, 1999.

     To date, the Company's Year 2000 compliance program is on schedule and on budget. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the accounting treatment of the estimated costs of the Company's Year 2000 compliance program. Such information is incorporated herein by reference.

     Notwithstanding that the Company has been proceeding diligently with the implementation of its own compliance program, including aspects thereof directed to ascertaining Year 2000 compliance by third parties, there can be no assurance that the Company's operations will not experience disruptions due to the failure of third parties (including software, data processing, and other vendors) with which the Company has commercial relationships to become fully Year 2000 compliant in a timely manner.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the executive officers of the Company:

                 NAME                    AGE                 POSITION WITH THE COMPANY
                 ----                    ---                 -------------------------
                                         54     Chairman of the Board and Chief Executive Officer;
James M. Zimmerman.....................         Director
Terry J. Lundgren......................  45     President and Chief Merchandising Officer; Director
Ronald W. Tysoe........................  45     Vice Chairman of the Board and Director
Thomas G. Cody.........................  56     Executive Vice President - Legal and Human Resources
Dennis J. Broderick....................  49     Senior Vice President, General Counsel and Secretary
                                         41     Senior Vice President, Chief Financial Officer and
Karen M. Hoguet........................         Treasurer
Joel A. Belsky.........................  44     Vice President and Controller

     James M. Zimmerman has been Chairman of the Board and Chief Executive Officer of the Company since May 1997; prior thereto he served as the President and Chief Operating Officer of the Company since May 1988.

     Terry J. Lundgren has been President and Chief Merchandising Officer of the Company since May 1997 and served as the Chairman of the Company's Federated Merchandising Group division from February 1994 until February 19, 1998. Prior thereto, he was Chairman and Chief Executive Officer of the Neiman Marcus Group, Inc., since February 1990.

     Ronald W. Tysoe has been Vice Chairman of the Company since April 1990 and served as Chief Financial Officer of the Company from April 1990 until October 31, 1997.

     Thomas G. Cody has been Executive Vice President - Legal and Human Resources of the Company since May 1988.

     Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990.

     Karen M. Hoguet has been Senior Vice President - Planning of the Company since April 1991, Treasurer of the Company since January 1992, and Chief Financial Officer of the Company since October 31, 1997.

     Joel A. Belsky has been Vice President and Controller of the Company since October 1996. Prior thereto, he served as Divisional Vice President and Deputy Controller of the Company since March 1993.

ITEM 2. PROPERTIES.

     The properties of the Company consist primarily of stores and related retail facilities, including warehouses and distribution centers. The Company also owns or leases other properties, including corporate office space in New York and Cincinnati and other facilities at which centralized operational support functions are conducted. As of January 31, 1998, the Company operated 400 department stores in 33 states, comprising a total of 81,016,000 square feet. Of such department stores, 196 were entirely or mostly owned and 204 stores were entirely or mostly leased. The Company's interests in approximately 3% of its owned stores are subject to security interests in favor of certain third-party creditors. As of January 31, 1998, the Company operated 162 specialty stores in 22 states and the District of Columbia, comprising a total of 600,000 square feet. All such specialty stores are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "FD." The following table sets forth for each fiscal quarter during 1997 and 1996 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

                                                1997                1996
                                          ----------------    ----------------
                                           LOW       HIGH      LOW       HIGH
                                          ------    ------    ------    ------
1st Quarter.............................  31.625    38.250    26.125    34.750
2nd Quarter.............................  34.625    44.125    29.375    36.625
3rd Quarter.............................  39.313    45.438    31.125    36.125
4th Quarter.............................  39.688    48.875    30.000    37.000

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

                                                 52 WEEKS      52 WEEKS      53 WEEKS      52 WEEKS      52 WEEKS
                                                   ENDED         ENDED         ENDED         ENDED         ENDED
                                                JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,   JANUARY 29,
                                                   1998          1997          1996          1995          1994
                                                -----------   -----------   -----------   -----------   -----------
                                                                 (MILLIONS, EXCEPT PER SHARE DATA)
Consolidated Statement of Income Data:
  Net sales, including leased department
    sales.....................................    $15,668       $15,229       $15,049       $ 8,316       $7,229
                                                  -------       -------       -------       -------       ------
  Cost of sales:
    Recurring.................................      9,581         9,289         9,318         5,131        4,374
    Inventory valuation adjustments related to
      consolidation...........................          -            65            92            15            -
                                                  -------       -------       -------       -------       ------
  Total cost of sales.........................      9,581         9,354         9,410         5,146        4,374
  Selling, general and administrative
    expenses:
    Recurring.................................      4,746         4,739         4,748         2,549        2,323
    Business integration and consolidation
      expenses................................                      243           202            71            -
    Charitable contribution to Federated
      Department Stores Foundation............          -             -            26             -            -
                                                  -------       -------       -------       -------       ------
  Total selling, general and administrative
    expenses..................................      4,746         4,982         4,976         2,620        2,323
  Operating income............................      1,341           893           663           550          532
  Interest expense............................       (418)         (499)         (508)         (262)        (213)
  Interest income.............................         35            47            47            43           49
                                                  -------       -------       -------       -------       ------
  Income before income taxes and extraordinary
    items.....................................        958           441           202           331          368
  Federal, state and local income tax
    expense...................................       (383)         (175)         (127)         (143)        (171)
  Extraordinary items (a).....................        (39)            -             -             -           (4)
                                                  -------       -------       -------       -------       ------
  Net income..................................    $   536       $   266       $    75       $   188       $  193
                                                  =======       =======       =======       =======       ======
Basic earnings per share:
  Income before extraordinary items...........    $  2.74       $  1.28       $   .39       $  1.41       $ 1.56
  Net income..................................       2.56          1.28           .39          1.41         1.53
Diluted earnings per share:
  Income before extraordinary items...........    $  2.58       $  1.24       $   .39       $  1.40       $ 1.53
  Net income..................................       2.41          1.24           .39          1.40         1.50
Average number of shares outstanding..........      209.2         207.5         191.5         132.9        126.3
Depreciation and amortization.................    $   590       $   533       $   497       $   286       $  230
Capital expenditures..........................    $   696       $   846       $   699       $   398       $  313
Balance Sheet Data (at year end):
  Cash........................................    $   142       $   149       $   173       $   206       $  222
  Working capital.............................      3,134         2,831         3,262         2,376        1,968
  Total assets................................     13,738        14,264        14,295        12,277        7,419
  Short-term debt.............................        556         1,095           733           463           10
  Long-term debt..............................      3,919         4,606         5,632         4,529        2,787
  Shareholders' equity........................      5,256         4,669         4,274         3,640        2,278

---------------

(a) The extraordinary items for 1997 and 1993 were after-tax expenses associated with debt prepayments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Comparison of the 52 Weeks Ended January 31, 1998 and February 1,
1997. Net sales for 1997 were $15,668 million compared to $15,229 million for 1996, an increase of 2.9%. On a comparable store basis, net sales for 1997 increased 2.7% compared to 1996.

     Cost of sales was 61.1% of net sales for 1997, compared to 61.4% for 1996. Cost of sales for 1996 included $65 million of one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced in connection with the consolidation of Broadway's merchandise inventories with the Company's merchandise inventories. Excluding these inventory valuation adjustments from 1996, cost of sales would have been 61.0% of net sales, with the 0.1% increase in 1997 being primarily due to higher merchandise markdowns associated with the elimination of certain consumer electronics lines of business. The valuation of merchandise inventory on the last-in, first-out basis did not impact cost of sales in either year.

     Selling, general and administrative expenses were 30.3% of net sales for 1997, compared to 32.7% for 1996. Selling, general and administrative expenses for 1996 included $243 million of one-time costs related to the integration and consolidation of acquired and pre-existing businesses as business integration and consolidation expenses ("BICE"). Excluding BICE, selling, general and administrative expenses would have been 31.1% of net sales for 1996. The major factor contributing to the 0.8% improvement in expense rate (excluding BICE for 1996) was lower distribution-related expenses resulting from restructuring and technological improvements in the merchandise distribution process.

     Selling, general and administrative expenses in 1997 reflect reduced finance charge income and lower expenses for doubtful customer accounts receivable. Finance charge income was $391 million for 1997, a decrease of $39 million compared to $430 million in 1996, primarily due to lower average accounts receivable balances. Amounts charged to expense for doubtful accounts receivable were $167 million for 1997, compared to $172 million for 1996. The decrease primarily reflects the lower levels of proprietary credit sales in 1997 compared to 1996.

     Net interest expense was $383 million for 1997, compared to $452 million for 1996. The lower interest expense for 1997 is due to lower levels of borrowings and lower interest rates resulting from refinancings completed in July 1997.

     The Company's effective income tax rate of 40% for 1997 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

     The extraordinary item of $39 million for 1997 represents the after-tax expenses associated with debt prepayments.

     Comparison of the 52 Weeks Ended February 1, 1997 and the 53 Weeks Ended February 3, 1996. Net sales for 1996 were $15,229 million compared to $15,049 million for 1995, an increase of 1.2%. On a comparable store basis, net sales for 1996 increased 3.1 percent compared to the first 52 weeks of 1995. Net sales for 1996 were somewhat negatively impacted by the Company's efforts to gradually reduce the degree to which it utilizes promotional selling practices with respect to home-related merchandise.

     Cost of sales was 61.4% of net sales for 1996, compared to 62.5% for 1995. Cost of sales included one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced in connection with the consolidation of merchandise inventories for acquired and pre-existing businesses. In 1996, cost of sales included $65 million of inventory valuation adjustments in connection with the integration of Broadway into the Company. In 1995, cost of sales included $69 million of inventory valuation adjustments in connection with the integration of Macy's into the Company and $23 million of inventory valuation adjustments in connection with the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions. Also, in 1995, cost of sales was negatively impacted by greater markdowns at stores operated as Broadway locations. Excluding these stores in 1995 and the inventory valuation adjustments discussed above, cost of sales would have been 61.0% of net sales for 1996, compared to 61.3% for 1995. The lower level of promotional activity for home-related merchandise and increased sales of higher margin private label merchandise contributed to the improvement for 1996. The valuation of merchandise inventory on the last-in, first-out basis did not impact cost of sales in either year.

     Selling, general and administrative expenses were 32.7% of net sales for 1996, compared to 33.1% for 1995. Selling, general and administrative expenses included one-time costs related to the integration and consolidation of acquired and pre-existing businesses under the caption BICE. In 1996, selling, general and administrative expenses included, under the caption BICE, $168 million of costs associated with the integration of Broadway into the Company, $34 million of costs related to the integration of Macy's into the Company and $41 million of costs related to other support operation restructurings, primarily the centralization of the Company's merchandise distribution function. In 1995, selling, general and administrative expenses included, under the caption BICE, $140 million of costs associated with the integration of Macy's into the Company, $48 million of costs associated with the integration of Broadway into the Company and $14 million of costs related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions, and also included a $26 million charitable contribution to Federated Department Stores Foundation. Excluding these items for both 1996 and 1995, selling, general and administrative expenses would have been 31.1% of net sales for 1996, compared to 31.6% for 1995. The improvement for 1996 primarily reflected the operating efficiencies resulting from the integration of Macy's into the Company in fiscal 1995 and other support operation restructurings (primarily merchandise distribution).

     Selling, general and administrative expenses in 1996 reflected higher expenses for doubtful customer accounts receivable, partially offset by higher finance charge revenues. Amounts charged to expense for doubtful accounts receivable were $172 million for 1996, compared to $127 million for 1995. The increase reflected higher average accounts receivable balances, the consolidation of certain credit card nameplates, the effects of closing stores in certain markets and general economic conditions in the geographic areas in which the Company operated. Partially offsetting the increase in amounts charged to expense for doubtful accounts, finance charge income grew to $430 million in 1996, compared to $405 million in 1995, primarily due to higher average accounts receivable balances.

     Net interest expense was $452 million for 1996, compared to $461 million for 1995. The lower interest expense for 1996 was principally due to lower levels of borrowings.

     The Company's effective income tax rate of 39.8% for 1996 differed from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

     Net cash provided by operating activities in 1997 was $1,573 million, an increase of $353 million from the net cash provided by operating activities in 1996 of $1,220 million. In addition to improved operating results, the primary factors which contributed to this improvement were a decrease in merchandise inventories in 1997 compared to an increase in 1996 and larger increases in current and deferred income taxes in 1997, partially offset by a decrease in accounts payable and accrued liabilities compared to an increase in 1996.

     On July 28, 1997, the Company entered into new bank credit agreements which provide for unsecured revolving credit loans of up to $1,500 million under a five year facility (including a letter of credit sub-facility) and up to $500 million under a 364-day facility. The Company also has a commercial paper program under which it may issue up to $400 million of senior unsecured commercial paper. As of January 31, 1998, the Company had $150 million of revolving credit borrowings, $144 million of commercial paper borrowings, $49 million of standby letters of credit and $63 million of trade letters of credit outstanding. As a result of the issuance on February 6, 1998 of $300 million of 7.0% Senior Debentures due 2028, the $294 million of revolving credit and commercial paper borrowings were classified as long-term debt as of January 31, 1998.

     The Company also has in effect a facility to finance its customer accounts receivable which provides for, among other things, the issuance from time to time of up to $375 million of receivables backed commercial paper. As of January 31, 1998, the Company had $375 million of commercial paper borrowings outstanding under its receivables backed commercial paper facility.

     Net cash used in investing activities was $318 million in 1997 compared to $650 million in 1996. In 1997, capital expenditures for property and equipment were $696 million and dispositions of property and equipment totaled $178 million. During 1997, the Company opened six new department stores and two new furniture galleries and closed nineteen stores. On May 5, 1997, a $200 million installment of a note receivable held by the Company was received.

     Net cash used by the Company for all financing activities was $1,262 million in 1997 compared to $594 million in 1996. During 1997, the Company incurred debt totaling $763 million and repaid debt totaling $2,027 million. Debt incurred consisted of $300 million of 7.45% Senior Debentures due 2017, $250 million of 6.79% Senior Debentures due 2027 and $213 million of net incremental borrowings under the Company's revolving credit and commercial paper facilities. The major components of debt repaid, with proceeds of the financings described above, proceeds of the $200 million installment of a note receivable described above and other funds, included $568 million of the Company's receivables backed certificates, $516 million of outstanding term borrowings under its previous bank credit facility, the entire $345 million of outstanding borrowings under its mortgage loan facility, the entire $221 million of borrowings outstanding under its secured promissory note and $176 million of borrowings outstanding under its note monetization facility. On January 22, 1997, the Company entered into an arrangement providing for off balance sheet financing of up to $200 million (subsequently increased to $300 million) of non-proprietary credit card receivables arising under accounts owned by the Company. At January 31, 1998, $243 million of borrowings were outstanding under this arrangement.

     The Company intends to open three new department stores in 1998 and its budgeted capital expenditures are approximately $2,300 million for the 1998 to 2000 period. Management presently anticipates funding such expenditures from operations.

     As disclosed in "Item 1. Business," the Company has undertaken a program to address Year 2000 issues. To date, the Company's Year 2000 compliance program, the costs of which are being expensed as incurred, is on schedule and on budget. Although there can be no assurance with respect thereto, the Company does not expect that Year 2000 issues (including the cost of the Company's compliance program as currently estimated), will have a material adverse effect on the Company's financial position or results of operation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

     The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 9 to the Consolidated Financial Statements. The majority of the Company's borrowings are under fixed rate instruments. However, the Company uses interest rate swaps and interest rate caps to help manage the Company's exposure to interest rate movements and reduce borrowing costs. See Notes 9 and 16 to the Consolidated Financial Statements, which are incorporated herein by reference.

     Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at January 31, 1998, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows as of such date.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

                                     INDEX

                                                                 PAGE
                                                                 ----
Management's Report.........................................     F-2
Independent Auditors' Report................................     F-3
Consolidated Statements of Income for the 52 weeks ended
  January 31, 1998 and February 1, 1997 and the 53 weeks
  ended February 3, 1996....................................     F-4
Consolidated Balance Sheets at January 31, 1998 and February
  1, 1997...................................................     F-5
Consolidated Statements of Changes in Shareholders' Equity
  for the 52 weeks ended January 31, 1998 and February 1,
  1997 and the 53 weeks ended February 3, 1996..............     F-6
Consolidated Statements of Cash Flows for the 52 weeks ended
  January 31, 1998 and February 1, 1997 and the 53 weeks
  ended February 3, 1996....................................     F-7
Notes to Consolidated Financial Statements..................     F-8

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS:

     The list of financial statements required by this item is set forth in "Item 8 Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

     2. FINANCIAL STATEMENT SCHEDULES:

     All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

     3. EXHIBITS:

     The following exhibits are filed herewith or incorporated by reference as indicated below.

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
     3.1         Certificate of Incorporation                   Exhibit 3.1 to the Company's Annual Report on
                                                                Form 10-K for the fiscal year ended January
                                                                28, 1995 (the "1994 Form 10-K")
     3.1.1       Certificate of Designations of Series A Jun-   Exhibit 3.1.1 to the 1994 Form 10-K
                 ior Participating Preferred Stock
     3.2         By-Laws                                        Exhibit 3.2 to the 1994 Form 10-K
     4.1         Certificate of Incorporation                   See Exhibit 3.1
     4.2         By-Laws                                        See Exhibit 3.2
     4.3         Rights Agreement, dated as of December 15,     Exhibit 4.3 to the 1994 Form 10-K
                 1994, between the Company and the Bank of New
                 York, as rights agent
     4.4         Indenture, dated as of December 15, 1994,      Exhibit 4.1 to the Company's Registration
                 between the Company and State Street Bank and  Statement on Form S-3 (Registration No.
                 Trust Company (successor to The First          33-88328) filed on January 9, 1995 (the "S-3
                 National Bank of Boston), as Trustee           Registration Statement")
     4.4.1       Third Supplemental Indenture, dated as of      Exhibit 4.4.1 to the 1994 Form 10-K
                 January 23, 1995, between the Company and
                 State Street Bank and Trust Company (suc-
                 cessor to The First National Bank of Bos-
                 ton), as Trustee
     4.4.2       Fourth Supplemental Indenture, dated as of     Exhibit 4.2 to the Company's Registration
                 September 27, 1995, between the Company and    Statement on Form 8-A, dated November 29,
                 State Street Bank and Trust Company            1995
                 (successor to The First National Bank of
                 Boston), as Trustee
     4.4.3       Fifth Supplemental Indenture, dated as of      Exhibit 2 to the Company's Registration
                 October 6, 1995, between the Company and       Statement on Form 8-A, dated October 4, 1995
                 State Street Bank and Trust Company (suc-
                 cessor to The First National Bank of Bos-
                 ton), as Trustee
     4.4.4       Sixth Supplemental Indenture, dated as of      Exhibit 4.4.4 to the Company's Annual Re-
                 February 1, 1996, between the Company and      port on Form 10-K for the fiscal year ended
                 State Street Bank and Trust Company (suc-      February 3, 1996 (the "1995 Form 10-K")
                 cessor to The First National Bank of Bos-
                 ton), as Trustee
     4.4.5       Seventh Supplemental Indenture, dated as of    Exhibit 4.2 to the Company's Quarterly Re-
                 May 22, 1996, between the Company and State    port on Form 10-Q for the period ended May 4,
                 Street Bank and Trust Company (successor to    1996 (the "May 1996 Form 10-Q")
                 The First National Bank of Boston), as
                 Trustee

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
     4.4.6       Eighth Supplemental Indenture, dated as of     Exhibit 2 to the Company's Current Report on
                 July 14, 1997, between the Company and State   Form 8-K dated as of July 15, 1997 (the "July
                 Street Bank and Trust Company (successor to    1997 Form 8-K")
                 The First National Bank of Boston), as
                 Trustee
     4.4.7       Ninth Supplemental Indenture, dated as of      Exhibit 3 to the July 1997 Form 8-K
                 July 14, 1997, between the Company and State
                 Street Bank and Trust Company (successor to
                 The First National Bank of Boston), as
                 Trustee
     4.5         Indenture, dated as of September 10, 1997,     Exhibit 4.4 to the Company's Amendment Number
                 between the Company and Citibank, N.A., as     1 to Form S-3 dated as of September 11, 1997
                 Trustee
     4.5.1       First Supplemental Indenture, dated as of      Exhibit 2 to the Company's Current Report on
                 February 6, 1998, between the Company and      Form 8-K dated as of February 6, 1998
                 Citibank, N.A., as Trustee
     4.6         Amended and Restated Series B Warrant
                 Agreement
     4.7         Series C Warrant Agreement                     Exhibit 4.6 to the 1994 Form 10-K
     4.8         Series D Warrant Agreement                     Exhibit 4.7 to the 1994 Form 10-K
     4.9         Series E Warrant Agreement                     Exhibit 4.9 to the 1995 Form 10-K
     4.10        Warrant Agreement                              Exhibit 4.1 to Broadway's Annual Report on
                                                                Form 10-K (File No. 1-8765) for the fiscal
                                                                year ended January 30, 1993 (the "Broadway
                                                                1992 Form 10-K")
     4.10.1      Letter Agreement, dated October 11, 1995,      Exhibit 4.5.1 to the October 1995 Form 10-Q
                 between Broadway and The Bank of New York
    10.1         364-Day Credit Agreement, dated as of July     Exhibit 10.1 to the Company's Quarterly
                 28, 1997 by and among the Company, the         Report on Form 10-Q for the period ended
                 Initial Lenders named therein, Citibank,       August 2, 1997 (the "August 1997 Form 10-Q")
                 N.A., as Administrative Agent and Paying
                 Agent, The Chase Manhattan Bank, as Ad-
                 ministrative Agent, BankBoston, N.A., as
                 Syndication Agent, and the Bank of America,
                 National Trust & Savings Association, as
                 Documentation Agent

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.2         Five-Year Credit Agreement, dated as of July   Exhibit 10.2 to the August 1997 Form 10-Q
                 28, 1997, by and among the Company, the
                 Initial Lenders named therein, Citibank,
                 N.A., as Administrative Agent and Paying
                 Agent, The Chase Manhattan Bank, as Ad-
                 ministrative Agent, BankBoston, N.A., as
                 Syndication Agent, and the Bank of America,
                 National Trust & Savings Association, as
                 Documentation Agent
    10.3         Loan Agreement, dated as of May 26, 1994 (the  Exhibit 10.47 to the 1994 S-4 Registration
                 "Lazarus PA Mortgage Term Loan"), among        Statement
                 Lazarus PA, Inc. (formerly Joseph Horne Co.,
                 Inc.), the banks listed thereon, and PNC
                 Bank, Ohio, National Association, as Agent
                 ("PNC")
    10.3.1       First Amendment to the Lazarus PA Mortgage     Exhibit 10.6 to the October 1995 Form 10-Q
                 Term Loan dated as of December 6, 1995
    10.3.2       Second Amendment to the Lazarus PA Mortgage
                 Term Loan dated as of July 28, 1997
    10.4         Guaranty Agreement, dated as of May 26, 1994,  Exhibit 10.48 to the 1994 S-4 Registration
                 made by the Company in favor of the banks      Statement
                 listed on the Lazarus PA Mortgage Term Loan
                 and PNC
    10.4.1       Amendment #1 to Guaranty Agreement, dated as   Exhibit 10.7.1 to the 1994 Form 10-K
                 of February 28, 1995, made by the Company in
                 favor of the banks listed on the Lazarus PA
                 Mortgage Term Loan and PNC
    10.5         Amended and Restated Pooling and Servicing     Exhibit 4.10 to Prime's Current Report on
                 Agreement, dated as of December 15, 1992 (the  Form 8-K (File No. 0-2118), dated March 29,
                 "Pooling and Servicing Agreement"), among the  1993
                 Company, Prime Receivables Corporation
                 ("Prime") and The Chase Manhattan Bank,
                 successor to Chemical Bank, as Trustee
    10.5.1       First Amendment, dated as of December 1,       Exhibit 10.10.1 to the Company's Annual
                 1993, to the Pooling and Servicing Agree-      Report on Form 10-K (File No. 1-10951) for
                 ment                                           the fiscal year ended January 29, 1994 (the
                                                                "1993 Form 10-K")
    10.5.2       Second Amendment, dated as of February 28,     Exhibit 10.10.2 to the 1993 Form 10-K
                 1994, to the Pooling and Servicing Agreement

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.5.3       Third Amendment, dated as of May 31, 1994, to  Exhibit 10.8.3 to the 1994 Form 10-K
                 the Pooling and Servicing Agreement
    10.5.4       Fourth Amendment, dated as of January 18,      Exhibit 10.6.4 to the 1995 Form 10-K
                 1995, to the Pooling and Servicing Agree-
                 ment
    10.5.5       Fifth Amendment, dated as of April 30, 1995,   Exhibit 10.6.5 to the 1995 Form 10-K
                 to the Pooling and Servicing Agreement
    10.5.6       Sixth Amendment, dated as of July 27, 1995,    Exhibit 10.6.6 to the 1995 Form 10-K
                 to the Pooling and Servicing Agreement
    10.5.7       Seventh Amendment, dated as of May 14, 1996,   Exhibit 10.6.7 to the 1997 Form 10-K
                 to the Pooling and Servicing Agreement
    10.5.8       Eighth Amendment, dated as of March 3, 1997,   Exhibit 10.6.8 to the 1997 Form 10-K
                 to the Pooling and Servicing Agreement
    10.5.9       Ninth Amendment, dated as of August 28, 1997,  Exhibit 10.1 to the Company's Quarterly
                 to the Pooling and Servicing Agreement         Report on Form 10-Q for the period ended
                                                                November 1, 1997 (the "November 1997 Form
                                                                10-Q")
    10.6         Assumption Agreement under the Pooling and     Exhibit 10.10.3 to the 1993 Form 10-K
                 Servicing Agreement, dated as of September
                 15, 1993
    10.7         Series 1992-2 Supplement, dated as of De-      Exhibit 4.7 to Prime's Form 8-A
                 cember 15, 1992, to the Pooling and Servic-
                 ing Agreement
    10.7.1       First Amendment to Series 1992-2 Supple-       Exhibit 10.3 to the November 1997 Form 10-Q
                 ment, dated as of August 28, 1997, to the
                 Pooling and Servicing Agreement
    10.8         Series 1992-3 Supplement, dated as of Janu-    Exhibit 4.8 to Prime's Current Report on Form
                 ary 5, 1993, to the Pooling and Servicing      8-K (File No. 0-2118), dated January 29, 1993
                 Agreement
    10.9         Series 1995-1 Supplement, dated as of July     Exhibit 4.7 to Prime's Registration State-
                 27, 1995, to the Pooling and Servicing         ment on Form S-1, filed July 14, 1995, as
                 Agreement                                      amended.
    10.9.1       First Amendment to Series 1995-1 Supple-       Exhibit 10.4 to the November 1997 Form 10-Q
                 ment, dated as of August 28, 1997, to the
                 Pooling and Servicing Agreement
    10.10        Series 1996-1 Supplement, dated as of May 14,  Exhibit 4 to the May 1996 Prime 8-K
                 1996, to the Pooling and Servicing Agreement

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.10.1      First Amendment to Series 1996-1 Supple-       Exhibit 10.5 to the November 1997 Form 10-Q
                 ment, dated as of August 28, 1997, to the
                 Pooling and Servicing Agreement
    10.11        Receivables Purchase Agreement, dated as of    Exhibit 10.2 to Prime's Form 8-A
                 December 15, 1992 (the "Receivables Purchase
                 Agreement"), among Abraham & Straus, Inc.,
                 Bloomingdale's, Inc., Burdines, Inc., Jordan
                 Marsh Stores Corporation, Lazarus, Inc.,
                 Rich's Department Stores, Inc., Stern's
                 Department Stores, Inc., The Bon, Inc. and
                 Prime
    10.11.1      First Amendment, dated as of June 23, 1993,    Exhibit 10.14.1 to 1993 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.2      Second Amendment, dated as of December 1,      Exhibit 10.14.2 to 1993 Form 10-K
                 1993, to the Receivables Purchase Agreement
    10.11.3      Third Amendment, dated as of February 28,      Exhibit 10.14.3 to 1993 Form 10-K
                 1994, to the Receivables Purchase Agreement
    10.11.4      Fourth Amendment, dated as of May 31, 1994,    Exhibit 10.13.4 to the 1994 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.5      Fifth Amendment, dated as of April 30, 1995,   Exhibit 10.12.5 to the 1995 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.6      Sixth Amendment, dated as of August 26, 1995,  Exhibit 10.13.6 to the 1997 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.7      Seventh Amendment, dated as of August 26,      Exhibit 10.13.7 to the 1997 Form 10-K
                 1995, to the Receivables Purchase Agreement
    10.11.8      Eighth Amendment, dated as of May 14, 1996,    Exhibit 10.13.8 to the 1997 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.9      Ninth Amendment, dated as of March 3, 1997,    Exhibit 10.13.9 to the 1997 Form 10-K
                 to the Receivables Purchase Agreement.
    10.11.10     First Supplement, dated as of September 15,    Exhibit 10.14.4 to 1993 Form 10-K
                 1993, to the Receivables Purchase Agreement
    10.11.11     Second Supplement, dated as of May 31, 1994,   Exhibit 10.12.7 to the 1995 Form 10-K
                 to the Receivables Purchase Agreement

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.12        Depository Agreement, dated as of December     Exhibit 10.15 to Company's Annual Report on
                 31, 1992, among Deerfield Funding Cor-         Form 10-K (File No. 1-10951) for the fiscal
                 poration, now known as Seven Hills Funding     year ended January 30, 1993 ("1992 Form
                 Corporation ("Seven Hills"), the Company, and  10-K")
                 Chase Bank, as Depository
    10.13        Liquidity Agreement, dated as of December 31,  Exhibit 10.16 to 1992 Form 10-K
                 1992, among Seven Hills, the Company, the
                 financial institutions named therein, and
                 Credit Suisse, New York Branch, as Liquidity
                 Agent
    10.14        Pledge and Security Agreement, dated as of     Exhibit 10.17 to 1992 Form 10-K
                 December 31, 1992, among Seven Hills, the
                 Company, Chase Bank, as Depository and
                 Collateral Agent, and the Liquidity Agent
    10.15        Commercial Paper Dealer Agreement, dated as    Exhibit 10.18 to 1992 Form 10-K
                 of December 31, 1992, among Seven Hills, the
                 Company, and Goldman Sachs Money Markets,
                 L.P.
    10.16        Commercial Paper Dealer Agreement, dated as    Exhibit 10.19 to 1992 Form 10-K
                 of December 31, 1992, among Seven Hills, the
                 Company, and Shearson Lehman Brothers, Inc.
    10.17        Receivables Purchase Agreement, dated as of    Exhibit 10.19 to the 1997 Form 10-K
                 January 22, 1997, among FDS National Bank and
                 Prime II Receivables Corporation ("Prime II")
    10.18        Class A Certificate Purchase Agreement, dated  Exhibit 10.20 to the 1997 Form 10-K as of January 22, 1997, among Prime II, FDS
                 National Bank, The Class A Purchasers Parties
                 thereto and Credit Suisse First Boston, New
                 York Branch, as Agent
    10.19        Class B Certificate Purchase Agreement, dated  Exhibit 10.21 to the 1997 Form 10-K as of January 22, 1997, among Prime II, FDS
                 National Bank, The Class B Purchasers Parties
                 thereto and Credit Suisse First Boston, New
                 York Branch, as Agent
    10.20        Pooling and Servicing Agreement, dated as of   Exhibit 10.22 to the 1997 Form 10-K
                 January 22, 1997, (the "Prime II Pooling and
                 Servicing Agreement") among Prime II, FDS
                 National Bank and The Chase Manhattan Bank,
                 as Trustee
    10.21        Series 1997-1 Supplement, dated as of Janu-    Exhibit 10.23 to the 1997 Form 10-K
                 ary 22, 1997, to the Prime II Pooling and
                 Servicing Agreement

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.22        Commercial Paper Dealer Agreement, dated as    Exhibit 10.24 to the 1997 Form 10-K
                 of January 30, 1997, between the Company and
                 Citicorp Securities, Inc.
    10.23        Commercial Paper Issuing and Paying Agent      Exhibit 10.25 to the 1997 Form 10-K
                 Agreement, dated as of January 30, 1997,
                 between Citibank, N.A. and the Company
    10.24        Commercial Paper Dealer Agreement, dated as    Exhibit 10.26 to the 1997 Form 10-K
                 of January 30, 1997, between the Company and
                 Lehman Brothers, Inc
    10.25        Tax Sharing Agreement                          Exhibit 10.10 to Form 10
    10.26        Ralphs Tax Indemnification Agreement           Exhibit 10.1 to Form 10
    10.27        Account Purchase Agreement dated as of May     Exhibit 19.2 to Macy's Quarterly Report on
                 10, 1991, by and among Monogram Bank, USA,     Form 10-Q for the fiscal quarter ended May 4,
                 Macy's, Macy Credit Corporation, Macy          1991 (File No. 33-6192), as amended under
                 Funding, Macy's California, Inc., Macy's       cover of Form 8, dated October 3, 1991
                 Northeast, Inc., Macy's South, Inc.,           ("Macy's May 1991 Form 10-Q")
                 Bullock's Inc., I. Magnin, Inc., Master Ser-
                 vicer, and Macy Specialty Stores, Inc. **
    10.28        Amended and Restated Credit Card Program       Exhibit 10.1 to the Company's Quarterly
                 Agreement, dated as of June 4, 1996, among GE  Report on Form 10-Q for the period ended
                 Capital Consumer Card Co. ("GE Bank"), FDS     August 3, 1996 (the "August 1996 Form 10-Q")
                 National Bank, Macy's East, Inc., Macy's
                 West, Inc., Bullock's, Inc., Broadway Stores,
                 Inc., FACS Group, Inc., and MSS-Delaware,
                 Inc. **
    10.29        Amended and Restated Trade Name and Service    Exhibit 10.2 to the August 1996 Form 10-Q
                 Mark License Agreement, dated as of June 4,
                 1996, among the Company, GE Bank and General
                 Electric Capital Corporation ("GE Capital")
    10.30        FACS Credit Services and License Agreement,    Exhibit 10.3 to the August 1996 Form 10-Q
                 dated as of June 4, 1996, by and among GE
                 Bank, GE Capital and FACS Group, Inc. **
    10.31        FDS Guaranty, dated as of June 4, 1996         Exhibit 10.4 to the August 1996 Form 10-Q
    10.32        GE Capital Credit Services and License         Exhibit 10.5 to the August 1996 Form 10-Q
                 Agreement, dated as of June 4, 1996, among GE
                 Capital, FDS National Bank, the Company and
                 FACS Group, Inc. **
    10.33        GE Capital/GE Bank Credit Services Agree-      Exhibit 10.6 to the August 1996 Form 10-Q
                 ment, dated as of June 4, 1996, among GE
                 Capital and GE Bank **

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.34        Amended and Restated Commercial Accounts       Exhibit 10.7 to the August 1996 Form 10-Q
                 Agreement, dated as of June 4, 1996, among GE
                 Capital, the Company, FDS National Bank,
                 Macy's East, Inc., Macy's West, Inc.,
                 Bullock's, Inc., Broadway Stores, Inc., FACS
                 Group, Inc. and MSS-Delaware, Inc.**
    10.35        1992 Executive Equity Incentive Plan *         Exhibit 10.12 to Form 10
    10.36        1995 Executive Equity Incentive Plan, as       Exhibit 10.1 to the Company's Quarterly
                 amended and restated as of May 16, 1997*       Report on Form 10-Q for the period ended May
                                                                3, 1997
    10.37        1992 Incentive Bonus Plan, as amended and
                 restated as of December 12, 1997 *
    10.38        Form of Severance Agreement *                  Exhibit 10.33 to the 1994 Form 10-K
    10.39        Form of Indemnification Agreement *            Exhibit 10.14 to Form 10
    10.40        Senior Executive Medical Plan *                Exhibit 10.1.7 to 1989 Form 10-K
    10.41        Employment Agreement, dated as of June 24,     Exhibit 10.59 to the 1994 S-4 Registration
                 1994, between Allen I. Questrom and the        Statement
                 Company *
    10.42        Employment Agreement, dated as of March 10,    Exhibit 10.44 to the 1997 Form 10-K
                 1997, between James M. Zimmerman and the
                 Company *
    10.43        Employment Agreement, dated as of May 16,
                 1997, between Terry J. Lundgren and the
                 Company *
    10.44        Form of Employment Agreement for Executives    Exhibit 10.31 to 1993 Form 10-K
                 and Key Employees *
    10.45        Supplementary Executive Retirement Plan, as    Exhibit 10.46 to the 1997 Form 10-K*
                 amended and restated as of January 1, 1997
    10.46        Executive Deferred Compensation Plan, as       Exhibit 10.47 to the 1997 Form 10-K
                 amended*
    10.47        Profit Sharing 401(k) Investment Plan          Exhibit 10.48 to the 1997 Form 10-K
                 (amending and restating the Retirement In-
                 come and Thrift Incentive Plan) effective as
                 of April 1, 1997 *
    10.48        Cash Account Pension Plan (amending and        Exhibit 10.49 to the 1997 Form 10-K
                 restating The Federated Pension Plan) effec-
                 tive as of January 1, 1997*

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    21           Subsidiaries
    22           Consent of KPMG Peat Marwick LLP
    23           Powers of Attorney
    27           Financial Data Schedule

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

                                          FEDERATED DEPARTMENT STORES, INC.

                                          By:     /s/ DENNIS J. BRODERICK
                                            ------------------------------------
                                                    Dennis J. Broderick
                                               Senior Vice President, General
                                                    Counsel and Secretary
Date: April 16, 1998

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 16, 1998.

                      SIGNATURE                                                 TITLE
                      ---------                                                 -----

                          *                              Chairman of the Board and Chief Executive Officer
-----------------------------------------------------      (principal executive officer) and Director
                 James M. Zimmerman

                          *                              President and Chief Merchandising Officer and
-----------------------------------------------------      Director
                  Terry J. Lundgren

                          *                              Vice Chairman and Director
-----------------------------------------------------
                   Ronald W. Tysoe

                          *                              Senior Vice President, Chief Financial Officer and
-----------------------------------------------------      Treasurer
                   Karen M. Hoguet

                          *                              Vice President and Controller (principal accounting
-----------------------------------------------------      officer)
                   Joel A. Belsky

                          *                              Director
-----------------------------------------------------
                   Meyer Feldberg

                          *                              Director
-----------------------------------------------------
                 Earl G. Graves, Sr.

                          *                              Director
-----------------------------------------------------
                   George V. Grune

                          *                              Director
-----------------------------------------------------
                    Sara Levinson

                          *                              Director
-----------------------------------------------------
                   Joseph Neubauer

                          *                              Director
-----------------------------------------------------
                  Joseph A. Pichler

                          *                              Director
-----------------------------------------------------
               Karl M. von der Heyden

                          *                              Director
-----------------------------------------------------
                 Craig E. Weatherup

                          *                              Director
-----------------------------------------------------
                Marna C. Whittington

    * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

                                          By:     /s/ DENNIS J. BRODERICK
                                            ------------------------------------
                                                    Dennis J. Broderick
                                                      Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management's Report.........................................  F-2
Independent Auditors' Report................................  F-3
Consolidated Statements of Income for the 52 weeks ended
  January 31, 1998 and February 1, 1997 and the 53 weeks
  ended February 3, 1996....................................  F-4
Consolidated Balance Sheets at January 31, 1998 and February
  1, 1997...................................................  F-5
Consolidated Statements of Changes in Shareholders' Equity
  for the 52 weeks ended January 31, 1998 and February 1,
  1997 and the 53 weeks ended February 3, 1996..............  F-6
Consolidated Statements of Cash Flows for the 52 weeks ended
  January 31, 1998 and February 1, 1997 and the 53 weeks
  ended February 3, 1996....................................  F-7
Notes to Consolidated Financial Statements..................  F-8

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

James M. Zimmerman
Chairman and Chief Executive Officer

Karen M. Hoguet
Senior Vice President, Chief Financial Officer and Treasurer

Joel A. Belsky
Vice President and Controller

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fifty-two week periods ended January 31, 1998 and February 1, 1997 and the fifty-three week period ended February 3, 1996. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for the fifty-two week periods ended January 31, 1998 and February 1, 1997 and the fifty-three week period ended February 3, 1996, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Cincinnati, Ohio
March 3, 1998

                       FEDERATED DEPARTMENT STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                       (MILLIONS, EXCEPT PER SHARE DATA)
================================================================================

                                                              52 WEEKS ENDED     52 WEEKS ENDED     53 WEEKS ENDED
                                                             JANUARY 31, 1998   FEBRUARY 1, 1997   FEBRUARY 3, 1996
                                                             ----------------   ----------------   ----------------
Net sales, including leased department sales...............      $15,668            $15,229            $15,049
                                                                 -------            -------            -------
Cost of sales:
  Recurring................................................        9,581              9,289              9,318
  Inventory valuation adjustments related to
     consolidation.........................................            -                 65                 92
                                                                 -------            -------            -------
Total cost of sales........................................        9,581              9,354              9,410
Selling, general and administrative expenses:
  Recurring................................................        4,746              4,739              4,748
  Business integration and consolidation expenses..........            -                243                202
  Charitable contribution to Federated Department Stores
     Foundation............................................            -                  -                 26
                                                                 -------            -------            -------
Total selling, general and administrative expenses.........        4,746              4,982              4,976
                                                                 -------            -------            -------
Operating income...........................................        1,341                893                663
Interest expense...........................................         (418)              (499)              (508)
Interest income............................................           35                 47                 47
                                                                 -------            -------            -------
Income before income taxes and extraordinary item..........          958                441                202
Federal, state and local income tax expense................         (383)              (175)              (127)
                                                                 -------            -------            -------
Income before extraordinary item...........................          575                266                 75
Extraordinary item.........................................          (39)                 -                  -
                                                                 -------            -------            -------
Net income.................................................      $   536            $   266            $    75
                                                                 =======            =======            =======
Basic earnings per share:
  Income before extraordinary item.........................      $  2.74            $  1.28            $   .39
  Extraordinary item.......................................         (.18)                 -                  -
                                                                 -------            -------            -------
  Net income...............................................      $  2.56            $  1.28            $   .39
                                                                 =======            =======            =======
Diluted earnings per share:
  Income before extraordinary item.........................      $  2.58            $  1.24            $   .39
  Extraordinary item.......................................         (.17)                 -                  -
                                                                 -------            -------            -------
  Net income...............................................      $  2.41            $  1.24            $   .39
                                                                 =======            =======            =======

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   (MILLIONS)
================================================================================

                                                              JANUARY 31, 1998   FEBRUARY 1, 1997
                                                              ----------------   ----------------
ASSETS
Current Assets:
  Cash......................................................      $   142            $   149
  Accounts receivable.......................................        2,640              2,834
  Merchandise inventories...................................        3,239              3,246
  Supplies and prepaid expenses.............................          115                110
  Deferred income tax assets................................           58                 88
                                                                  -------            -------
          Total Current Assets..............................        6,194              6,427
Property and Equipment - net................................        6,520              6,525
Intangible Assets - net.....................................          690                717
Other Assets................................................          334                595
                                                                  -------            -------
          Total Assets......................................      $13,738            $14,264
                                                                  =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...........................................      $   556            $ 1,095
  Accounts payable and accrued liabilities..................        2,416              2,492
  Income taxes..............................................           88                  9
                                                                  -------            -------
          Total Current Liabilities.........................        3,060              3,596
Long-Term Debt..............................................        3,919              4,606
Deferred Income Taxes.......................................          939                831
Other Liabilities...........................................          564                562
Shareholders' Equity........................................        5,256              4,669
                                                                  -------            -------
          Total Liabilities and Shareholders' Equity........      $13,738            $14,264
                                                                  =======            =======

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (MILLIONS)
================================================================================

                                             ADDITIONAL                                        TOTAL
                                    COMMON    PAID-IN     ACCUMULATED   TREASURY           SHAREHOLDERS'
                                    STOCK     CAPITAL       EQUITY       STOCK     OTHER      EQUITY
                                    ------   ----------   -----------   --------   -----   -------------
BALANCE AT JANUARY 28, 1995.......    $2       $3,712       $  493       $(559)     $(8)      $3,640
Net income........................                              75                                75
Stock issued under stock plans....                 15                       (3)                   12
Restricted stock plan
  amortization....................                                                    5            5
Income tax benefit related to
  stock
  plan activity...................                  2                                              2
Stock issued in acquisition and
  other...........................                540                                            540
                                      --       ------       ------       -----      ---       ------
BALANCE AT FEBRUARY 3, 1996.......     2        4,269          568        (562)      (3)       4,274
Net income........................                             266                               266
Stock issued under stock plans....                125                       (4)                  121
Restricted stock plan
  amortization....................                                                    2            2
Income tax benefit related to
  stock
  plan activity...................                  6                                              6
                                      --       ------       ------       -----      ---       ------
BALANCE AT FEBRUARY 1, 1997.......     2        4,400          834        (566)      (1)       4,669
Net income........................                             536                               536
Stock issued under stock plans....                 46                       (7)      (1)          38
Deferred compensation plan
  distributions...................                                           1                     1
Income tax benefit related to
  stock
  plan activity...................                 15                                             15
Minimum pension liability
  adjustment......................                                                   (3)          (3)
                                      --       ------       ------       -----      ---       ------
BALANCE AT JANUARY 31, 1998.......    $2       $4,461       $1,370       $(572)     $(5)      $5,256
                                      ==       ======       ======       =====      ===       ======

The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (MILLIONS)
================================================================================

                                                               52 WEEKS ENDED     52 WEEKS ENDED     53 WEEKS ENDED
                                                              JANUARY 31, 1998   FEBRUARY 1, 1997   FEBRUARY 3, 1996
                                                              ----------------   ----------------   ----------------
Cash flows from operating activities:
  Net income................................................      $   536            $   266            $    75
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization of property and
        equipment...........................................          563                504                445
      Amortization of intangible assets.....................           27                 27                 47
      Amortization of financing costs.......................           20                 27                 22
      Amortization of unearned restricted stock.............            -                  2                  5
      Loss on early extinguishment of debt..................           39                  -                  -
      Changes in assets and liabilities, net of effects of
        acquisition:
        (Increase) decrease in accounts receivable..........          194                223                (21)
        (Increase) decrease in merchandise inventories......            7               (151)              (362)
        (Increase) decrease in supplies and prepaid
          expenses..........................................           (5)                67                (68)
        (Increase) decrease in other assets not separately
          identified........................................           (7)               (12)                61
        Increase (decrease) in accounts payable and accrued
          liabilities not separately identified.............          (36)               177                (83)
        Increase (decrease) in current income taxes.........          103                  2                (45)
        Increase in deferred income taxes...................          138                 84                192
        Increase (decrease) in other liabilities not
          separately identified.............................           (6)                 4                 27
                                                                  -------            -------            -------
          Net cash provided by operating activities.........        1,573              1,220                295
                                                                  -------            -------            -------
Cash flows from investing activities:
  Acquisition, net of cash acquired.........................            -                  -                 16
  Purchase of property and equipment........................         (696)              (846)              (696)
  Disposition of property and equipment.....................          178                196                 47
  Collection of note receivable.............................          200                  -                  -
                                                                  -------            -------            -------
          Net cash used by investing activities.............         (318)              (650)              (633)
                                                                  -------            -------            -------
Cash flows from financing activities:
  Debt issued...............................................          763                689              1,347
  Financing costs...........................................           (7)               (11)               (27)
  Debt repaid...............................................       (2,027)            (1,335)            (1,020)
  Decrease in outstanding checks............................          (45)               (65)               (10)
  Acquisition of treasury stock.............................           (2)                (1)                (1)
  Issuance of common stock..................................           56                129                 16
                                                                  -------            -------            -------
          Net cash provided (used) by financing
            activities......................................       (1,262)              (594)               305
                                                                  -------            -------            -------
Net decrease in cash........................................           (7)               (24)               (33)
Cash beginning of period....................................          149                173                206
                                                                  -------            -------            -------
Cash end of period..........................................      $   142            $   149            $   173
                                                                  =======            =======            =======
Supplemental cash flow information:
  Interest paid.............................................      $   412            $   465            $   444
  Interest received.........................................           38                 46                 46
  Income taxes paid (net of refunds received)...............          121                 21                 35
  Schedule of noncash investing and financing activities:
    Debt and merger related liabilities issued, reinstated
      or
      assumed in acquisition................................            -                  -              1,267
    Equity issued in acquisition............................            -                  -                353
    Debt and equity issued for purchase of debt.............            -                  -                430

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

     Installments of deferred payment accounts receivable maturing after one year are included in current assets in accordance with industry practice. Such accounts are accepted on customary revolving credit terms and offer the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers may make scheduled minimum payments and incur competitive finance charges. Minimum payments vary from 2.5% to 100.0% of the account balance, depending on the size of the balance. Profits on installment sales are included in income when the sales are made. Finance charge income is treated as a reduction of selling, general and administrative expenses.

     Substantially all merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market.

     Depreciation and amortization are provided primarily on a straight-line basis over the shorter of estimated asset lives or related lease terms. Estimated asset lives range from 15 to 50 years for buildings and building equipment and 3 to 15 years for store fixtures and equipment. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets. The carrying value of property and equipment is periodically reviewed and adjusted appropriately by the Company whenever events or changes in circumstances indicate that the estimated fair value is less than the carrying amount.

     Intangible assets are amortized on a straight-line basis over their estimated lives (see Note 8). The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the present value of the expected future operating cash flows derived from such intangible assets is less than their carrying value.

     Advertising and promotional costs, which are generally expensed as incurred, amounted to $680 million and $618 million for the 52 weeks ended January 31, 1998 and February 1, 1997, respectively, and $633 million for the 53 weeks ended February 3, 1996.

     Financing costs are amortized over the life of the related debt.

================================================================================

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

     The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations (see Note 14).

     Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" (see Note 17).

     Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts for the most recent year.

     In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting and disclosure standards for an enterprise's operating segments. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises the disclosure requirements for pensions and other postretirement benefit plans. All three statements are effective for fiscal years beginning after December 15, 1997. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and, where applicable, will be limited to the form and content of its disclosures.

2. ACQUISITION

     The Company completed its acquisition of Broadway Stores, Inc. ("Broadway") pursuant to an Agreement and Plan of Merger dated August 14, 1995. The total purchase price of the Broadway acquisition was approximately $1,620 million, consisting of (i) 12.6 million shares of common stock and options to purchase an additional 1.5 million shares of common stock valued at $353 million and (ii) $1,267 million of Broadway debt. In addition, a wholly owned subsidiary of the Company purchased $422 million of mortgage indebtedness of Broadway for 6.8 million shares of common stock of the Company and a $242 million promissory note.

     The Broadway acquisition was accounted for under the purchase method and, accordingly, the results of operations of Broadway have been included in the Company's results of operations since July 29, 1995 and the purchase price has been allocated to Broadway's assets and liabilities based on the estimated fair value of these assets and liabilities as of that date.

================================================================================

3. INVENTORY VALUATION ADJUSTMENTS RELATED TO CONSOLIDATION AND BUSINESS INTEGRATION AND CONSOLIDATION EXPENSES

     In connection with the consolidation of merchandise inventories for acquired and pre-existing businesses, the Company recorded one-time inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced as a separate component of cost of sales. For the 52 weeks ended February 1, 1997, the amount recorded related to the consolidation of Broadway into the Company's Macy's West division. For the 53 weeks ended February 3, 1996, $69 million related to the integration of Macy's into the Company, including the consolidation of the Macy's East division with the Company's Abraham & Straus/Jordan Marsh divisions and $23 million related to the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions.

     Additionally, the Company incurred certain one-time costs related to the integration and consolidation of acquired and pre-existing businesses and classified such costs as business integration and consolidation expenses as a separate component of selling, general and administrative expenses.

     During the 52 weeks ended February 1, 1997, the Company recorded $243 million of business integration and consolidation expenses, consisting of $168 million of costs associated with the integration of Broadway into the Company, $34 million of costs related to the integration of Macy's into the Company and $41 million of costs related to other support operation restructurings. The major components of the Broadway integration expenses were $90 million of costs associated with converting the Broadway stores to other nameplates of the Company (including advertising, credit card issuance and promotion and other name change expenses), $29 million of costs associated with operating Broadway central office functions for a transitional period and $49 million of other costs and expenses associated with the integration of Broadway into the Company, including the disposition of properties. The costs associated with the integration of Macy's into the Company primarily related to the administration and integration of Company-wide policies and procedures and the elimination of duplicative or non-continuing facilities. The costs associated with other support operation restructurings primarily related to the closure and disposition of warehouses and distribution centers in connection with the centralization of the Company's merchandise distribution function.

     During the 53 weeks ended February 3, 1996, the Company recorded $202 million of business integration and consolidation expenses associated with the integration of Macy's and Broadway into the Company ($140 million and $48 million, respectively) and the consolidation of the Company's Rich's/Goldsmith's and Lazarus divisions ($14 million). The primary components of the Macy's integration expenses were $31 million of costs to close and sell certain stores, $38 million of costs to convert a number of stores to other nameplates, $31 million of severance costs and $40 million of other costs and expenses associated with integrating Macy's into the Company. The major components of the Broadway integration expenses were $23 million of costs to close certain stores, $9 million of costs to refinance certain indebtedness and $16 million of other costs and expenses associated with integrating Broadway into the Company.

4. EXTRAORDINARY ITEM

     The extraordinary item for the 52 weeks ended January 31, 1998 represents costs of $39 million, net of income tax benefit of $25 million, associated with the prepayment of all amounts outstanding under the Company's mortgage loan facility, secured promissory note, certain other mortgages and previous bank credit facility, all of which were retired and terminated.

================================================================================

5. ACCOUNTS RECEIVABLE

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
                                                              -----------   -----------
                                                                     (MILLIONS)
Due from customers..........................................    $2,322        $2,523
Less allowance for doubtful accounts........................       100            96
                                                                ------        ------
                                                                 2,222         2,427
Other receivables...........................................       418           407
                                                                ------        ------
Net receivables.............................................    $2,640        $2,834
                                                                ======        ======

     Sales through the Company's credit plans were $4,002 million and $4,191 million for the 52 weeks ended January 31, 1998 and February 1, 1997, respectively, and $4,324 million for the 53 weeks ended February 3, 1996. The credit plans relating to certain operations of the Company, including operations that were previously conducted through divisions of Macy's, are owned by a third party. Other receivables includes the current portion of a $400 million 9.5% note relating to the sale of certain divisions in 1988. The $400 million note, which is supported by a letter of credit, was transferred to a grantor trust which borrowed $352 million under a note monetization facility and transferred such proceeds to the Company (see Note 9). The initial $200 million installment of the note was received on May 5, 1997 and the remaining $200 million installment matures on May 3, 1998.

     Finance charge income amounted to $391 million and $430 million for the 52 weeks ended January 31, 1998 and February 1, 1997, respectively, and $405 million for the 53 weeks ended February 3, 1996.

     Changes in allowance for doubtful accounts are as follows:

                                         52 WEEKS ENDED     52 WEEKS ENDED     53 WEEKS ENDED
                                        JANUARY 31, 1998   FEBRUARY 1, 1997   FEBRUARY 3, 1996
                                        ----------------   ----------------   ----------------
                                                              (MILLIONS)
Balance, beginning of year............       $  96              $  83              $  45
Charged to costs and expenses.........         167                172                127
Acquired..............................           -                  -                 16
Net uncollectible balances written
  off.................................        (163)              (159)              (105)
                                             -----              -----              -----
Balance, end of year..................       $ 100              $  96              $  83
                                             =====              =====              =====

6. INVENTORIES

     Merchandise inventories were $3,239 million at January 31, 1998, compared to $3,246 million at February 1, 1997. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the first-in, first-out method. The application of the LIFO method did not impact cost of sales for the 52 weeks ended January 31, 1998 and February 1, 1997 or the 53 weeks ended February 3, 1996.

================================================================================

7. PROPERTIES AND LEASES

                                                         JANUARY 31,        FEBRUARY 1,
                                                             1998               1997
                                                         -----------        -----------
                                                                   (MILLIONS)
Land.................................................       $1,019             $1,048
Buildings on owned land..............................        2,314              2,307
Buildings on leased land and leasehold
  improvements.......................................        1,552              1,547
Store fixtures and equipment.........................        3,305              2,917
Leased properties under capitalized leases...........           76                 78
                                                            ------             ------
                                                             8,266              7,897
Less accumulated depreciation and amortization.......        1,746              1,372
                                                            ------             ------
                                                            $6,520             $6,525
                                                            ======             ======

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

     Minimum rental commitments (excluding executory costs) at January 31, 1998, for noncancellable leases are:

                                                        CAPITALIZED   OPERATING
                                                          LEASES       LEASES     TOTAL
                                                        -----------   ---------   ------
                                                                   (MILLIONS)
Fiscal year:
  1998................................................     $ 13        $  164     $  177
  1999................................................       12           151        163
  2000................................................       12           145        157
  2001................................................       12           139        151
  2002................................................       10           130        140
  After 2002..........................................       73         1,010      1,083
                                                           ----        ------     ------
Total minimum lease payments..........................      132        $1,739     $1,871
                                                                       ======     ======
Less amount representing interest.....................       61
                                                           ----
Present value of net minimum capitalized lease
  payments............................................     $ 71
                                                           ====

     Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($5 million) and long-term ($66 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $7 million on capitalized leases and $19 million on operating leases.

================================================================================

     Rental expense consists of:

                                         52 WEEKS ENDED     52 WEEKS ENDED     53 WEEKS ENDED
                                        JANUARY 31, 1998   FEBRUARY 1, 1997   FEBRUARY 3, 1996
                                        ----------------   ----------------   ----------------
                                                              (MILLIONS)
Real estate (excluding executory
  costs)
  Capitalized leases -
     Contingent rentals...............        $  4               $  4               $  4
  Operating leases -
     Minimum rentals..................         149                151                137
     Contingent rentals...............          23                 21                 20
                                              ----               ----               ----
                                               176                176                161
                                              ----               ----               ----
  Less income from subleases -
     Capitalized leases...............           1                  1                  -
     Operating leases.................           3                  3                  2
                                              ----               ----               ----
                                                 4                  4                  2
                                              ----               ----               ----
                                              $172               $172               $159
                                              ====               ====               ====
Personal property - Operating
  leases..............................        $ 37               $ 60               $ 64
                                              ====               ====               ====

8. INTANGIBLE ASSETS

                                                         JANUARY 31,        FEBRUARY 1,
                                                             1998               1997
                                                         -----------        -----------
                                                                   (MILLIONS)
Reorganization value in excess of amount allocable to
  identifiable assets................................        $100               $100
Excess of cost over net assets acquired..............         294                294
Tradenames...........................................         458                458
                                                             ----               ----
                                                              852                852
Less accumulated amortization........................         162                135
                                                             ----               ----
Intangible assets - net..............................        $690               $717
                                                             ====               ====

     Intangible assets are being amortized on a straight-line basis over 20 years, except for tradenames which are being amortized over 40 years.

================================================================================

9. FINANCING

                                                         JANUARY 31,        FEBRUARY 1,
                                                             1998               1997
                                                         -----------        -----------
                                                                   (MILLIONS)
Short-term debt:
  Receivables backed financings......................       $  375             $  675
  Note monetization facility.........................          176                176
  Bank credit facility...............................            -                132
  Current portion of long-term debt..................            5                112
                                                            ------             ------
          Total short-term debt......................       $  556             $1,095
                                                            ======             ======
Long-term debt:
  Receivables backed financings......................       $1,326             $1,365
  10.0% Senior notes due 2001........................          450                450
  8.5% Senior notes due 2003.........................          450                450
  8.125% Senior notes due 2002.......................          400                400
  5.0% Convertible subordinated notes due 2003.......          350                350
  7.45% Senior debentures due 2017...................          300                  -
  Short-term debt refinanced.........................          294                  -
  6.79% Senior debentures due 2027...................          250                  -
  Note monetization facility.........................            -                176
  Bank credit facility, mortgages and other..........           99              1,415
                                                            ------             ------
          Total long-term debt.......................       $3,919             $4,606
                                                            ======             ======

     Interest expense was as follows:

                                         52 WEEKS ENDED     52 WEEKS ENDED     53 WEEKS ENDED
                                        JANUARY 31, 1998   FEBRUARY 1, 1997   FEBRUARY 3, 1996
                                        ----------------   ----------------   ----------------
                                                              (MILLIONS)
Interest on debt......................        $392               $464               $478
Amortization of financing costs.......          20                 27                 22
Interest on capitalized leases........           8                  9                  9
                                              ----               ----               ----
  Subtotal............................         420                500                509
Less:
  Interest capitalized on
     construction.....................          (2)                (1)                (1)
                                              ----               ----               ----
                                              $418               $499               $508
                                              ====               ====               ====

================================================================================

     Future maturities of long-term debt, other than capitalized leases and including unamortized original issue discount of $1 million, are shown below:

                                                              (MILLIONS)
Fiscal year:
  1999......................................................     $523
  2000......................................................        -
  2001......................................................      689
  2002......................................................      998
  2003......................................................      800
  After 2003................................................      844

     On July 14, 1997, the Company issued $300 million of 7.45% Senior Debentures due 2017 and $250 million of 6.79% Senior Debentures due 2027 and, on July 28, 1997, the Company entered into new bank credit agreements which replaced its existing bank credit agreement.

     During the 52 weeks ended January 31, 1998, with proceeds of the financings described above, proceeds of the $200 million installment of a note receivable and other funds, the Company repaid significant borrowings including $568 million of the Company's receivables backed certificates, $516 million of outstanding term borrowings under its previous bank credit facility, the entire $345 million of outstanding borrowings under its mortgage loan facility, the entire $221 million of borrowings outstanding under its secured promissory note and $176 million of borrowings outstanding under its note monetization facility.

     On February 6, 1998, the Company issued $300 million of 7.0% Senior Debentures due 2028. The proceeds were used to refinance short-term borrowings which are classified as long-term debt as of January 31, 1998.

     The following summarizes certain components of the Company's debt:

RECEIVABLES BACKED FINANCINGS

     Receivables backed financings classified as short-term debt consist of receivables backed commercial paper issued by a subsidiary of the Company (of which $375 million and $146 million was outstanding as of January 31, 1998 and February 1, 1997, respectively), together with the current portion of amounts due under certain receivables backed certificates issued by a subsidiary of the Company. Receivables backed financings classified as long-term debt consist of receivables backed certificates issued by a subsidiary of the Company, which certificates represent undivided interests in a master trust originated by such subsidiary, bear interest at rates ranging from 6.70% to 7.95% per annum and mature between December 15, 1999 and September 15, 2002.

BANK CREDIT AGREEMENTS

     The Company and certain financial institutions are parties to (i) the Five-Year Credit Agreement, pursuant to which such financial institutions have provided the Company with a $1,500 million revolving loan facility (the "Five Year Facility") and (ii) the 364-Day Credit Agreement, pursuant to which such financial institutions have provided the Company with a $500 million revolving loan facility (the "364-Day Facility" and, together with the Five-Year Facility, the "Revolving Loan Facilities"). The Company's obligations under the Revolving Loan Facilities are not secured or guaranteed.

================================================================================

     As of January 31, 1998, there were $150 million of revolving credit loans outstanding under the Five-Year Facility which, as a result of a refinancing, has been classified as long term debt. Additionally, there were $112 million of letters of credit outstanding under the Revolving Loan Facilities. Revolving loans under the Revolving Loan Facilities bear interest based on published rates. As of January 31, 1998, the average rate was 5.78% per annum.

COMMERCIAL PAPER

     On January 30, 1997, the Company established a $400 million facility for the issuance from time to time of unsecured commercial paper. The issuance of commercial paper under the facility will have the effect, while such commercial paper is outstanding, of reducing the Company's borrowing capacity under the Five-Year Facility by an amount equal to the principal amount of such commercial paper. As of January 31, 1998, there was $144 million of such commercial paper outstanding which, as a result of a refinancing, has been classified as long-term debt. As of February 1, 1997, no such commercial paper was outstanding.

SENIOR NOTES AND DEBENTURES

     The Senior Notes and the Senior Debentures are unsecured obligations of the Company. The holders of the Senior Debentures due 2027 may elect to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued and unpaid interest to the date of repayment.

CONVERTIBLE SUBORDINATED NOTES

     The Convertible Subordinated Notes are unsecured obligations of the Company and are subordinated to all existing and future senior debt of the Company. The Convertible Subordinated Notes are convertible into shares of Common Stock at the rate of 29.2547 shares of Common Stock per $1,000 stated principal amount, subject to adjustment in certain circumstances to prevent dilution. In addition, the Convertible Subordinated Notes will be redeemable at the Company's option, in whole or in part, at anytime on or after October 1, 1998, at specified redemption prices plus accrued interest to the date of redemption.

NOTE MONETIZATION FACILITY

     The note monetization facility represents debt of a grantor trust formed by the Company, the final installment of which matures on May 3, 1998. Recourse under such debt is limited to the trust's assets (consisting primarily of a $200 million receivable due on May 3, 1998) and the Company's interest in the trust.

OTHER FINANCING ARRANGEMENT

     In addition to the financing arrangements discussed above, on January 22, 1997, the Company entered into an arrangement providing for off balance sheet financing of up to $200 million (subsequently increased to $300 million) of non-proprietary credit card receivables arising under accounts owned by the Company. At January 31, 1998 and February 1, 1997, $243 million and $104 million of borrowings were outstanding under this arrangement, respectively.

================================================================================

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
                                                              -----------   -----------
                                                                     (MILLIONS)
Merchandise and expense accounts payable....................    $1,587        $1,699
Liabilities to customers....................................       173           111
Taxes other than income taxes...............................       116           119
Accrued wages and vacation..................................        86            78
Accrued interest............................................        51            62
Other.......................................................       403           423
                                                                ------        ------
                                                                $2,416        $2,492
                                                                ======        ======

11. TAXES

     Income tax expense is as follows:

                                   52 WEEKS ENDED               52 WEEKS ENDED               53 WEEKS ENDED
                                  JANUARY 31, 1998             FEBRUARY 1, 1997             FEBRUARY 3, 1996
                             --------------------------   --------------------------   --------------------------
                             CURRENT   DEFERRED   TOTAL   CURRENT   DEFERRED   TOTAL   CURRENT   DEFERRED   TOTAL
                             -------   --------   -----   -------   --------   -----   -------   --------   -----
                                                                  (MILLIONS)
    Federal................   $319       $(1)     $318     $176       $(31)    $145     $ 91       $13      $104
    State and local........     66        (1)       65       36         (6)      30       20         3        23
                              ----       ---      ----     ----       ----     ----     ----       ---      ----
                              $385       $(2)     $383     $212       $(37)    $175     $111       $16      $127
                              ====       ===      ====     ====       ====     ====     ====       ===      ====

     The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 52 weeks ended January 31, 1998 and February 1, 1997, and the 53 weeks ended February 3, 1996 to income before income taxes and extraordinary item. The reasons for this difference and their tax effects are as follows:

                                         52 WEEKS ENDED     52 WEEKS ENDED     53 WEEKS ENDED
                                        JANUARY 31, 1998   FEBRUARY 1, 1997   FEBRUARY 3, 1996
                                        ----------------   ----------------   ----------------
                                                              (MILLIONS)
Expected tax..........................        $335               $154               $ 71
State and local income taxes, net of
  federal income tax expense..........          43                 20                 15
Permanent difference arising from
  amortization of intangible assets...           9                  9                 16
Permanent difference resulting from
  Broadway acquisition................           -                  -                 23
Other.................................          (4)                (8)                 2
                                              ----               ----               ----
                                              $383               $175               $127
                                              ====               ====               ====

================================================================================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1998          1997
                                                              -----------   -----------
                                                                     (MILLIONS)
Deferred tax assets:
  Operating loss carryforwards..............................    $   174       $   328
  Accrued liabilities accounted for on a cash basis for tax
     purposes...............................................        175           189
  Postretirement benefits other than pensions...............        171           179
  Capitalized lease debt....................................         31            31
  Allowance for doubtful accounts...........................         40            38
  Alternative minimum tax credit carryforwards..............         63            53
  Other.....................................................        122           148
                                                                -------       -------
     Total gross deferred tax assets........................        776           966
                                                                -------       -------
Deferred tax liabilities:
  Excess of book basis over tax basis of property and
     equipment..............................................     (1,345)       (1,376)
  Prepaid pension expense...................................        (68)          (68)
  Deferred gain from sale of divisions......................        (41)          (82)
  Merchandise inventories...................................       (122)         (115)
  Other.....................................................        (81)          (68)
                                                                -------       -------
     Total gross deferred tax liabilities...................     (1,657)       (1,709)
                                                                -------       -------
     Net deferred tax liability.............................    $  (881)      $  (743)
                                                                =======       =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Tax law limits the use of an acquired enterprise's net operating loss carryforwards to subsequent taxable income of the acquired enterprise in a consolidated tax return for the combined enterprise. As of January 31, 1998, the Company estimated that the Macy's net operating loss carryforwards, which are available to offset future taxable income of the acquired Macy's enterprise through 2008, were approximately $170 million and that Broadway's net operating loss carryforwards, which are available to offset future taxable income of the acquired Broadway enterprise through 2009, were approximately $303 million. The Company also had alternative minimum tax credit carryforwards of $63 million, which are available to reduce future income taxes, if any, over an indefinite period.

12. RETIREMENT PLANS

     The Company has a defined benefit plan ("Pension Plan") and a defined contribution plan ("Savings Plan") which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a defined benefit supplementary retirement plan which includes benefits, for certain employees, in excess of qualified plan limitations. For the 52 weeks ended January 31, 1998 and February 1, 1997, and the 53 weeks

================================================================================

ended February 3, 1996, net retirement expense for these plans totaled $35 million, $29 million and $22 million, respectively.

     Measurements of plan assets and obligations for the Pension Plan and the defined benefit supplementary retirement plan are calculated as of December 31 of each year. The discount rates used to determine the actuarial present value of projected benefit obligations under such plans were 7.25% as of December 31, 1997 and 7.75% as of December 31, 1996. The assumed average rate of increase in future compensation levels under such plans was 5.0% as of December 31, 1997 and December 31, 1996. The long-term rate of return on assets (Pension Plan only) was 9.75% as of December 31, 1997 and December 31, 1996.

PENSION PLAN

     Net pension expense for the Company's Pension Plan included the following actuarially determined components:

                                         52 WEEKS ENDED      52 WEEKS ENDED      53 WEEKS ENDED
                                        JANUARY 31, 1998    FEBRUARY 1, 1997    FEBRUARY 3, 1996
                                        ----------------    ----------------    ----------------
                                                               (MILLIONS)
Service cost..........................       $  30               $  36               $  31
Interest cost.........................          99                  94                  83
Actual return on assets...............        (247)               (193)               (243)
Net amortization and deferrals........         115                  74                 134
Cost of special termination
  benefits............................           9                   -                   -
                                             -----               -----               -----
                                             $   6               $  11               $   5
                                             =====               =====               =====

     In connection with a program to modify certain health care benefits for future retirees at one division, the Company incurred $9 million of special termination benefits to eligible employees who elected to retire within a specified time period.

     The following table sets forth the projected actuarial present value of benefit obligations and funded status at December 31, 1997 and 1996, for the Pension Plan:

                                                               1997      1996
                                                              ------    ------
                                                                 (MILLIONS)
Net accumulated benefit obligations, including vested
  benefits of $1,286 million and $1,164 million,
  respectively..............................................  $1,304    $1,189
Projected compensation increases............................      99        92
                                                              ------    ------
Projected benefit obligations...............................   1,403     1,281
                                                              ------    ------
Plan assets (primarily stocks, bonds and U.S. government
  securities)...............................................   1,590     1,469
Unrecognized gain...........................................     (21)      (16)
Unrecognized prior service cost.............................       3         4
                                                              ------    ------
                                                               1,572     1,457
                                                              ------    ------
Prepaid pension expense.....................................  $  169    $  176
                                                              ======    ======

================================================================================

     The Company's policy is to fund the Pension Plan at or above the minimum required by law. For the 1997 and 1996 plan years, the Company was impacted by the full funding limitation resulting in a zero contribution requirement for both years. Plan assets are held by independent trustees.

SUPPLEMENTARY RETIREMENT PLAN

     Net pension expense for the supplementary retirement plan included the following actuarially determined components:

                                         52 WEEKS ENDED      52 WEEKS ENDED      53 WEEKS ENDED
                                        JANUARY 31, 1998    FEBRUARY 1, 1997    FEBRUARY 3, 1996
                                        ----------------    ----------------    ----------------
                                                               (MILLIONS)
Service cost..........................        $ 2                 $ 2                 $ 2
Prior service cost....................          -                   -                   1
Interest cost on projected benefit
  obligations.........................          5                   5                   3
Net amortization and deferral.........          2                   1                   1
                                              ---                 ---                 ---
                                              $ 9                 $ 8                 $ 7
                                              ===                 ===                 ===

     The following table sets forth the projected actuarial present value of unfunded benefit obligations at December 31, 1997 and 1996, for the supplementary retirement plan:

                                                              1997    1996
                                                              ----    ----
                                                               (MILLIONS)
Accumulated benefit obligations, including vested benefits
  of $87 million and $65 million, respectively..............  $89     $66
Projected compensation increases............................    5       9
                                                              ---     ---
Projected benefit obligations...............................   94      75
Unrecognized gain (loss)....................................   (9)      6
Unrecognized prior service cost.............................   (7)     (5)
Minimum funding liability...................................   11       -
                                                              ---     ---
Accrued supplementary retirement obligation.................  $89     $76
                                                              ===     ===

     In order to recognize the required minimum liability at December 31, 1997 for the defined benefit supplementary retirement plan, the Company recorded an additional pension accrual, an intangible asset to the extent of unrecognized prior service cost and a reduction in shareholders' equity, net of applicable income taxes.

SAVINGS PLAN

     The Savings Plan includes a voluntary savings feature for eligible employees. The Company's contribution is based on the Company's annual earnings and the minimum Company contribution is 33 1/3% of an employee's eligible savings. Expense for the Savings Plan amounted to $20 million for the 52 weeks ended January 31, 1998, $10 million for the 52 weeks ended February 1, 1997, and $10 million for the 53 weeks ended February 3, 1996.

================================================================================

DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number it estimates will be needed for distribution on account of stock credits currently outstanding. At January 31, 1998, February 1, 1997, and February 3, 1996, the liability under the plan, which is reflected in other liabilities, was $17 million, $12 million, and $8 million, respectively. Expense for the 52 weeks ended January 31, 1998, 52 weeks ended February 1, 1997, and the 53 weeks ended February 3, 1996 was immaterial.

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

     Net postretirement benefit expense included the following actuarially determined components:

                                         52 WEEKS ENDED      52 WEEKS ENDED      53 WEEKS ENDED
                                        JANUARY 31, 1998    FEBRUARY 1, 1997    FEBRUARY 3, 1996
                                        ----------------    ----------------    ----------------
                                                               (MILLIONS)
Service cost..........................        $  2                $ 5                 $ 6
Interest cost.........................          23                 27                  29
Net amortization and deferral.........         (15)                (6)                 (7)
Reduction for special termination
  benefits............................          (3)                 -                   -
                                              ----                ---                 ---
                                              $  7                $26                 $28
                                              ====                ===                 ===

     The measurement of the postretirement benefit obligations is calculated as of December 31. The following table sets forth the projected actuarial present value of unfunded postretirement benefit obligations at December 31, 1997 and 1996:

                                                              1997    1996
                                                              ----    ----
                                                               (MILLIONS)
Accumulated postretirement benefit obligation:
Retirees....................................................  $278    $280
Fully eligible active plan participants.....................    26      39
Other active plan participants..............................    21      45
                                                              ----    ----
Accumulated postretirement benefit obligation...............   325     364
Unrecognized net gain.......................................    73      69
Unrecognized prior service cost.............................    31      16
                                                              ----    ----
Accrued postretirement benefit obligation...................  $429    $449
                                                              ====    ====

     The discount rate used in determining the actuarial present value of unfunded postretirement benefit obligations was 7.25% as of December 31, 1997 and 7.75% as of December 31, 1996.

================================================================================

     The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs. For purposes of determining the present values of unfunded postretirement benefit obligations, the annual growth rate in the per capita cost of various components of such medical benefit obligations was assumed to range from 5.5% to 10.0% in the first year, and to decrease gradually for each such component to 5.5% by 2003 and to remain at that level thereafter. The foregoing growth-rate assumption has a significant effect on such determination. To illustrate, increasing such assumed growth rates by one percentage point would increase the present value of unfunded postretirement benefit obligation as of December 31, 1997 by $12 million and the net periodic postretirement benefit expense for 1997 by $1 million.

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

     Stock option transactions are as follows:

                                             52 WEEKS ENDED        52 WEEKS ENDED       53 WEEKS ENDED
                                            JANUARY 31, 1998      FEBRUARY 1, 1997     FEBRUARY 3, 1996
                                           -------------------   ------------------   ------------------
                                                      WEIGHTED             WEIGHTED             WEIGHTED
                                                      AVERAGE              AVERAGE              AVERAGE
                                                       OPTION               OPTION               OPTION
                                            SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
(SHARES IN THOUSANDS)                      --------   --------   -------   --------   -------   --------
Outstanding, beginning of year...........   9,140.2    $24.65    7,415.7    $20.48    6,151.5    $19.83
Granted..................................   4,133.7     34.49    3,057.8     33.14    2,291.1     21.82
Canceled.................................    (630.0)    29.51     (403.9)    23.95     (435.6)    20.74
Exercised................................  (1,818.6)    20.80     (929.4)    19.60     (591.3)    18.63
                                           --------    ------    -------    ------    -------    ------
Outstanding, end of year.................  10,825.3    $28.78    9,140.2    $24.65    7,415.7    $20.48
                                           ========    ======    =======    ======    =======    ======
Exercisable, end of year.................   3,315.0    $22.56    3,136.8    $20.33    2,750.2    $19.41
                                           ========    ======    =======    ======    =======    ======
Weighted average fair value of options
  granted during the year................              $14.26               $13.04               $ 9.89
                                                       ======               ======               ======

     As of January 31, 1998, 10.8 million shares of Common Stock were available for additional grants pursuant to the Company's equity plan, of which 1.2 million shares were available for grant in the form of restricted stock. During the 52 weeks ended January 31,1998, 30,000 shares of Common Stock were granted in the form of restricted stock at a market value of $34.38 and fully vest after 3 years. No shares of Common Stock were granted in the form of restricted stock during the 52 weeks ended February 1, 1997 or the 53 weeks ended February 3,

================================================================================

1996. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plan.

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

                                                   52 WEEKS ENDED      52 WEEKS ENDED      53 WEEKS ENDED
                                                  JANUARY 31, 1998    FEBRUARY 1, 1997    FEBRUARY 3, 1996
                                                  ----------------    ----------------    ----------------
                                                             (MILLIONS, EXCEPT PER SHARE DATA)
Net income        As Reported...................       $ 536               $ 266                $ 75
                  Pro forma.....................         521                 258                  72
Basic earnings    As Reported...................        2.56                1.28                 .39
  per share       Pro forma.....................        2.49                1.24                 .37
Diluted earnings  As Reported...................        2.41                1.24                 .39
  per share       Pro forma.....................        2.34                1.21                 .37

     The fair value of each option grant subsequent to January 28, 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used.

                                                      52 WEEKS ENDED      52 WEEKS ENDED      53 WEEKS ENDED
                                                     JANUARY 31, 1998    FEBRUARY 1, 1997    FEBRUARY 3, 1996
                                                     ----------------    ----------------    ----------------
Dividend yield.....................................            -                   -                   -
Expected volatility................................        29.7%               25.2%               31.5%
Risk-free interest rate............................         5.7%                6.1%                7.0%
Expected life......................................      6 years             6 years             6 years

     The following summarizes information about stock options granted subsequent to January 28, 1995, which remain outstanding as of January 31, 1998:

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  ---------------------------------------------------   -------------------------------
                                 WEIGHTED AVERAGE
   RANGE OF         NUMBER          REMAINING        WEIGHTED AVERAGE     NUMBER       WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
---------------   -----------    ----------------    ----------------   -----------    ----------------
                  (THOUSANDS)                                           (THOUSANDS)
$19.00 - 28.50      1,250.6      7 years....              $22.40           485.2            $22.40
 33.13 - 34.63      2,604.5      8 years....               33.14           519.8             33.14
 34.38 - 45.13      3,944.1      9 years....               34.49               -                 -

15. SHAREHOLDERS' EQUITY

     The authorized shares of the Company consist of 125.0 million shares of preferred stock ("Preferred Stock"), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value

================================================================================

of $.01 per share, with 239.9 million shares of Common Stock issued and 209.9 million shares of Common Stock outstanding at January 31, 1998 and 237.8 million shares of Common Stock issued and 208.0 million shares of Common Stock outstanding at February 1, 1997 (with shares held in the Company's treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

COMMON STOCK

     The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights that may be applicable to any Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. However, it is not presently anticipated that dividends will be paid on Common Stock in the foreseeable future.

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

FUTURE STOCK ISSUANCES

     The Company is authorized to issue 10.2 million shares of Common Stock (subject to adjustment) upon the conversion of the Convertible Subordinated Notes, 1.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series B Warrants, 9.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series C Warrants,
9.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series D Warrants and 0.2 million shares of Common Stock

================================================================================

(subject to adjustment) upon the exercise of the Company's Series E Warrants. The warrants have the following terms:

                                                       SHARES PER    EXERCISE    EXPIRATION
                                                        WARRANT       PRICE         DATE
                                                       ----------    --------    ----------
Series B.............................................    1.047        $35.00       2/15/00
Series C.............................................    1.000         25.93      12/19/99
Series D.............................................    1.000         29.92      12/19/01
Series E.............................................    0.270         17.00      10/08/99

     In addition to the stock options described in Note 14, the Company issued options to purchase 1.5 million shares of Common Stock at prices ranging from $14.81 to $51.85 in connection with the acquisition of Broadway (of which options to purchase 300 thousand shares of Common Stock remained outstanding as of January 31, 1998).

TREASURY STOCK

     Treasury stock contains shares issued to wholly owned subsidiaries of the Company in connection with the acquisition of Macy's, shares maintained in a trust related to the deferred compensation plans and shares repurchased to cover employee tax liabilities related to other stock plan activity.

     Changes in the number of shares held in the treasury are as follows:

                                             52 WEEKS ENDED     52 WEEKS ENDED     53 WEEKS ENDED
                                            JANUARY 31, 1998   FEBRUARY 1, 1997   FEBRUARY 3, 1996
                                            ----------------   ----------------   ----------------
                                                                 (THOUSANDS)
Balance, beginning of year................        84.8               40.8                  -
Additions:
  Restricted stock........................        70.0               41.9               40.8
  Deferred compensation plan..............         4.5                2.1                  -
                                                 -----               ----               ----
Balance, end of year......................       159.3               84.8               40.8
                                                 =====               ====               ====

     Additions to treasury stock for restricted stock and the deferred compensation plan represent shares accepted in lieu of cash to cover employee tax liability upon lapse of restrictions for restricted stock and upon distribution of common stock under the deferred compensation plan.

================================================================================

     Under the deferred compensation plan, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding. Changes in the number of shares held in the trust are as follows:

                                         52 WEEKS ENDED      52 WEEKS ENDED      53 WEEKS ENDED
                                        JANUARY 31, 1998    FEBRUARY 1, 1997    FEBRUARY 3, 1996
                                        ----------------    ----------------    ----------------
                                                              (THOUSANDS)
Balance, beginning of year............       283.5               213.9               130.5
Additions.............................       123.7                90.6                88.0
Distributions.........................       (28.5)              (21.0)               (4.6)
                                             -----               -----               -----
Balance, end of year..................       378.7               283.5               213.9
                                             =====               =====               =====

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

  Long-term debt

     The fair values of the Company's long-term debt, excluding capitalized leases, are estimated based on the quoted market prices for publicly traded debt or by using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

================================================================================

     The estimated fair values of certain financial instruments of the Company are as follows:

                                           JANUARY 31, 1998               FEBRUARY 1, 1997
                                     ----------------------------   ----------------------------
                                     NOTIONAL   CARRYING    FAIR    NOTIONAL   CARRYING    FAIR
                                      AMOUNT     AMOUNT    VALUE     AMOUNT     AMOUNT    VALUE
                                     --------   --------   ------   --------   --------   ------
                                                             (MILLIONS)
Long-term debt.....................   $3,854     $3,853    $4,179    $4,534     $4,533    $4,703
Interest rate cap agreements.......      827          -         -     1,852          8         -
Interest rate swap agreements......      376          -        (2)      752          -        (8)

     The interest rate cap agreements in effect at January 31, 1998 are used to hedge interest rate risk related to variable rate indebtedness under the Company's Revolving Loan Facilities and commercial paper programs. These interest rate cap agreements are recorded at cost and are amortized on a straight-line basis over the life of the cap.

     The interest rate swap agreements relate to the note monetization and Revolving Loan Facilities. The note monetization facility bears interest based on LIBOR, subject to certain adjustments. The interest rate swap agreement for the note monetization facility effectively converts this variable rate debt (LIBOR plus 0.40%) to a fixed rate of 10.344% (9.944% fixed rate plus 0.40%). The trust that is the borrower under the note monetization facility receives fixed-rate interest on the promissory note constituting such trust's principal asset. The other interest rate swap agreements are used, in effect, to fix the interest on a portion of the debt outstanding under the Revolving Loan Facilities.

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

================================================================================

17. EARNINGS PER SHARE

     The reconciliation of basic earnings per share to diluted earnings per share based on income before extraordinary item is as follows:

                                    52 WEEKS ENDED            52 WEEKS ENDED            53 WEEKS ENDED
                                   JANUARY 31, 1998          FEBRUARY 1, 1997          FEBRUARY 3, 1996
                                -----------------------   -----------------------   ----------------------
                                SHARES           INCOME   SHARES           INCOME   SHARES          INCOME
                                ------           ------   ------           ------   ------          ------
                                                    (MILLIONS, EXCEPT PER SHARE DATA)
Income before extraordinary
  item and average number of
  shares outstanding..........   209.2            $575     207.5            $266     191.5           $75
Shares to be issued to IRS....                                .1                        .1
Shares to be issued under
  deferred compensation
  plan........................      .3                        .2                        .2
                                ------            ----    ------            ----    ------           ---
                                 209.5            $575     207.8            $266     191.8           $75
     Basic earnings per
       share..................           $2.74                     $1.28                     $.39
                                         =====                     =====                     ====
Effect of dilutive securities:
  Warrants....................     5.4                       2.8                        .6
  Stock options...............     2.0                       1.6                        .9
  Convertible notes...........    10.2              10      10.2              11
                                ------            ----    ------            ----    ------           ---
                                 227.1            $585     222.4            $277     193.3           $75
     Diluted earnings per
       share..................           $2.58                     $1.24                     $.39
                                         =====                     =====                     ====

================================================================================

18. QUARTERLY RESULTS (UNAUDITED)

     Unaudited quarterly results for the 52 weeks ended January 31, 1998 and February 1, 1997, were as follows:

                                                             FIRST    SECOND     THIRD    FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                                                            -------   -------   -------   -------
                                                              (MILLIONS, EXCEPT PER SHARE DATA)
52 Weeks Ended January 31, 1998:
  Net sales...............................................  $3,409    $3,453    $3,746    $5,060
  Operating income........................................     148       212       268       713
  Income before extraordinary item........................      24        67       105       379
  Net income..............................................      24        28       105       379
  Basic earnings per share:
     Income before extraordinary item.....................     .12       .32       .50      1.80
     Net income...........................................     .12       .13       .50      1.80
  Diluted earnings per share:
     Income before extraordinary item.....................     .11       .31       .47      1.66
     Net income...........................................     .11       .13       .47      1.66
52 Weeks Ended February 1, 1997:
  Net sales...............................................  $3,301    $3,284    $3,609    $5,035
  Operating income........................................      55        76       187       575
  Net income (loss).......................................     (38)      (27)       42       289
  Basic earnings (loss) per share.........................    (.18)     (.13)      .20      1.39
  Diluted earnings (loss) per share.......................    (.18)     (.13)      .20      1.31