Form 10-Q
period 1998-05-02
FEDERATED DEPARTMENT STORES INC /DE/
filed 1998-06-16
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended May
2, 1998.





                FEDERATED DEPARTMENT STORES, INC.
                      151 West 34th Street
                    New York, New York 10001
                         (212) 494-1602
                               and
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

210,864,697 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of May 30, 1998.


                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Income
                           (Unaudited)

              (millions, except per share figures)


                                    13 Weeks Ended          13 Weeks Ended
                                     May 2, 1998              May 3, 1997

Net Sales                              $ 3,456                  $ 3,409

Cost of sales                            2,106                    2,087

Selling, general and
  administrative expenses                1,169                    1,174

Operating Income                           181                      148

Interest expense                           (83)                    (115)

Interest income                              6                       11

Income Before Income Taxes                 104                       44

Federal, state and local
  income tax expense                       (44)                     (20)

Net Income                             $    60                  $    24

Basic earnings per share               $   .29                  $   .12

Diluted earnings per share             $   .27                  $   .11


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.


                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (millions)


                                        May 2,        January 31,      May 3,
                                        1998             1998          1997
ASSETS:
 Current Assets:
  Cash                                 $   179         $   142        $   153
  Accounts receivable                    2,446           2,640          2,661
  Merchandise inventories                3,336           3,239          3,385
  Supplies and prepaid expenses            105             115             98
  Deferred income tax assets                62              58             88
   Total Current Assets                  6,128           6,194          6,385

 Property and Equipment - net            6,422           6,520          6,420
 Intangible Assets - net                   684             690            711
 Other Assets                              319             334            584

   Total Assets                        $13,553         $13,738        $14,100

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                      $   357         $   556        $ 1,060
  Accounts payable and accrued
    liabilities                          2,375           2,416          2,414
  Income taxes                              24              88             16
   Total Current Liabilities             2,756           3,060          3,490

 Long-Term Debt                          3,920           3,919          4,514
 Deferred Income Taxes                     975             939            831
 Other Liabilities                         557             564            562
 Shareholders' Equity                    5,345           5,256          4,703

   Total Liabilities and
     Shareholders' Equity              $13,553         $13,738        $14,100


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.





                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                           13 Weeks Ended       13 Weeks Ended
                                             May 2, 1998          May 3, 1997
Cash flows from operating activities:
 Net income                                       $  60                 $ 24
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization of property
     and equipment                                  149                  139
   Amortization of intangible assets                  6                    7
   Amortization of financing costs                    2                    7
   Changes in assets and liabilities:
      Decrease in accounts receivable               194                  173
      Increase in merchandise inventories           (97)                (139)
      Decrease in supplies and prepaid expenses      10                   11
      (Increase) decrease in other assets not
       separately identified                          4                   (8)
      Decrease in accounts payable and accrued
       liabilities not separately identified
                                                   (116)                (120)
      Increase (decrease) in current
       income taxes                                 (64)                   7
      Increase in deferred income taxes              32                    -
      Decrease in other liabilities not
       separately identified                         (6)                   -
        Net cash provided by operating
         activities                                 174                  101

Cash flows from investing activities:
 Purchase of property and equipment                 (51)                 (50)
 Disposition of property and equipment               16                   28
        Net cash used by investing activities       (35)                 (22)

Cash flows from financing activities:
 Debt issued                                        300                    -
 Financing costs                                     (7)                   -
 Debt repaid                                       (499)                (127)
 Increase in outstanding checks                      75                   43
 Acquisition of treasury stock                        -                   (2)
 Issuance of common stock                            29                   11
        Net cash used by financing activities      (102)                 (75)







(Continued)
                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                           13 Weeks Ended       13 Weeks Ended
                                             May 2, 1998          May 3, 1997
 Net increase in cash                                37                    4
 Cash at beginning of period                        142                  149

 Cash at end of period                            $ 179                $ 153


 Supplemental cash flow information:
  Interest paid                                   $  80                $ 113
  Interest received                                   6                   11
  Income taxes paid (net of refunds received)        68                    9





The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.






                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

1.   Summary of Significant Accounting Policies

  A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "1997 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 1997 10-K.

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 weeks ended May 2, 1998 and May 3, 1997 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 weeks ended May 2, 1998 and May 3, 1997, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income is equivalent to net income.



                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)


2.   Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                         13 Weeks Ended
                                            May 2, 1998                    May 3, 1997
(millions, except per share data)    Shares           Income          Shares        Income
Net income and average number of
     shares outstanding               210.4             $ 60           208.2          $ 24

Shares to be issued under
     deferred compensation plan          .3                -              .3             -
                                      210.7             $ 60           208.5          $ 24

        Basic earnings per share              $ .29                           $ .12

   Effect of dilutive securities:
     Warrants                           8.1                              3.5
     Stock options                      2.6                              1.6
     Convertible notes                 10.2                3               -             -

                                      231.6             $ 63           213.6          $ 24

        Diluted earnings per share            $ .27                           $ .11


  In addition to the warrants and stock options reflected in the foregoing table, warrants and stock options to purchase 4.5 million and .6 million shares of common stock at prices ranging from $34.63 to $79.44 per share were outstanding at May 2, 1998 and May 3, 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive. Additionally, at May 31, 1997, the assumed conversion of the convertible notes would have an antidilutive effect on diluted earnings per share and was therefore excluded from the computation.






                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


  For purposes of the following discussion, all references to "first quarter of 1998" and "first quarter of 1997" are to the Company's 13-week fiscal periods ended May 2, 1998 and May 3,
  1997, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended May 2, 1998 and May 3, 1997

  Net sales for the first quarter of 1998 totaled $3,456 million, compared to net sales of $3,409 million for the first quarter of 1997, an increase of 1.4%. Since January 31, 1997, the Company has opened six new department stores and two new furniture galleries, closed nineteen stores, and eliminated certain consumer electronics lines of business. On a comparable store basis, sales for the first quarter of 1998 increased 2.4% over the first quarter of 1997.

  Cost of sales was 61.0% of net sales for the first quarter of 1998, compared to 61.2% for the first quarter of 1997. The improvement in cost of sales as a percent of net sales is due to the elimination, in fiscal 1997, of certain lower-margin consumer electronics lines of business.

  Selling, general and administrative ("SG&A") expenses were 33.8% of net sales for the first quarter of 1998 compared to 34.5% for the first quarter of 1997. The major factor contributing to the improvement in the SG&A expense rate for the first quarter of 1998 was lower distribution-related expenses resulting from restructuring and technological enhancements within the merchandise distribution process.

  Net interest expense was $77 million for the first quarter of 1998, compared to $104 million for the first quarter of 1997. The lower interest expense for the first quarter of 1998 is due to lower levels of borrowings and lower interest rates resulting from refinancings completed in July 1997.

  The Company's effective income tax rate of 42.2% for the first quarter of 1998 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

  Liquidity and Capital Resources

  The  Company's  principal sources of liquidity  are  cash  from
  operations,   cash   on  hand  and  certain  available   credit
  facilities.

  Net cash provided by operating activities in the first quarter of 1998 was $174 million, an increase of $73 million from the net cash provided by operating activities in the first quarter of 1997. The major factors contributing to this improvement were improved operating results and greater reductions in customer accounts receivable.




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)



  Net cash used by investing activities was $35 million for the first quarter of 1998, with purchases of property and equipment totaling $51 million and dispositions of property and equipment totaling $16 million. On May 13, 1998, the Company announced that it had signed a letter of intent for the sale of its specialty store division to the division's management group. The sale, if consummated, will not have a material impact on the Company's financial position or results of operations.

  Net cash used by the Company for all financing activities was $102 million for the first quarter of 1998. During the first quarter of 1998, the Company issued $300 million of 7.0%
  Senior Debentures due 2028. The proceeds were used to refinance short-term borrowings.

  On May 4, 1998, the final $200 million installment of a note receivable was received and the remaining $176 million of borrowings under a note monetization facility were repaid. Such amounts were included in accounts receivable and short-term debt, respectively, as of May 2, 1998.

  Management   believes  the  department  store   business   will
  continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of department store assets and companies.

  On May 19, 1998, the Company announced its intention to repurchase as much as $500 million of its common stock. The company may repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions, alternative uses of capital and other factors. Any such purchases may be discontinued or resumed at any time.

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



                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of the Company's stockholders was held on May 15, 1998. The Company's stockholders voted on the following items at such meeting:

        i. The stockholders approved the election of four Directors for a three-year term expiring at the 2001 Annual Meeting of the Company's stockholders. The votes for such elections were as follows: Sara Levinson - 170,724,942 votes in favor and 39,880,219 votes withheld; Joseph Neubauer - 170,724,509 votes in favor and 39,880,652 votes withheld; Joseph A. Pichler - 170,723,466 votes in favor and 39,881,695 votes withheld; and Karl M. von der Heyden - 170,726,641 votes in favor and 39,878,520 votes withheld. There were no broker non-votes on this item.

        ii. The stockholders ratified the employment of KPMG Peat
            Marwick LLP as the Company's independent accountants for the fiscal year ending January 30, 1999. The votes for the ratification were 172,303,425, the votes against the ratification were 250,276, the votes abstained were 128,028, and there were no broker non-votes.

        iii.The stockholders approved a shareholder proposal recommending that the Board of Directors of the Company take the necessary steps to instate the election of directors annually, instead of the stagger system. The votes for such proposal were 124,042,892, the votes against the proposal were 22,544,497, the votes abstained were 13,780,956, and there were 12,313,384 broker non-votes.

Item 5. Other Information

          This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "estimate," or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including
          (i) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions,
          (ii) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (iii) actions




                  PART II -- OTHER INFORMATION

         FEDERATED DEPARTMENT STORES, INC.  (continued)



          taken   or  omitted  to  be  taken  by  third  parties,
          including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1      Financial Data Schedule

          27.2     Restated Financial Data Schedules

          27.3     Restated Financial Data Schedules

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended May 2, 1998.



                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT STORES, INC.



Date  June 16, 1998
                                        /s/ Dennis J. Broderick
                                            Dennis J. Broderick
                                        Senior Vice President, General Counsel
                                               and Secretary


                                        /s/ Joel A. Belsky
                                            Joel A. Belsky
                                        Vice President and Controller
                                        (Principal Accounting Officer)