Form 10-Q
period 1998-08-01
FEDERATED DEPARTMENT STORES INC /DE/
filed 1998-09-15
CIK 794367

6







               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q



Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of   the
Securities  Exchange  Act of 1934 for the  fiscal  quarter  ended
August 1, 1998.




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

204,915,141 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 29, 1998.

                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

               Consolidated Statements of  Income
                           (Unaudited)

              (millions, except per share figures)

                                    13 Weeks Ended            26 Weeks Ended
                                 August 1,     August 2,   August 1,  August 2,
                                  1998           1997       1998         1997

Net Sales                       $ 3,523        $ 3,453     $ 6,979    $ 6,862

Cost of sales                     2,101          2,099       4,207      4,186

Selling, general and
  administrative expenses         1,155          1,142       2,324      2,316

Operating Income                    267            212         448        360

Interest expense                    (76)          (106)       (159)      (221)

Interest income                       2              7           8         18

Income Before Income Taxes and
  Extraordinary Item                193            113         297        157

Federal, state and local income
  tax expense                       (86)           (46)       (130)       (66)

Income Before Extraordinary Item    107             67         167         91

Extraordinary Item - loss on early
  extinguishment of debt, net of
  tax effect of $25                   -            (39)          -        (39)

Net Income                     $    107         $   28     $   167    $    52





                                                      (Continued)
                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Income
                           (Unaudited)

              (millions, except per share figures)

                                       13 Weeks Ended       26 Weeks Ended
                                   August 1,   August 2,  August 1,  August 2,
                                     1998        1997       1998       1997

Basic Earnings per Share:
 Income before extraordinary
   item                            $  .51      $  .32     $  .80     $  .43
 Extraordinary item                     -        (.19)         -       (.18)
 Net income                        $  .51      $  .13     $  .80     $  .25

Diluted Earnings per Share:
 Income before extraordinary
   item                            $  .47      $  .31     $  .74     $  .42
 Extraordinary item                     -        (.18)         -       (.18)
 Net income                        $  .47      $  .13     $  .74     $  .24


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.


                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (millions)


                                          August 1,    January 31,   August 2,
                                            1998          1998         1997
ASSETS:
 Current Assets:
  Cash                                    $    281     $     142     $    317
  Accounts receivable                        2,111         2,640        2,498
  Merchandise inventories                    3,361         3,239        3,372
  Supplies and prepaid expenses                118           115          129
  Deferred income tax assets                   105            58          106
   Total Current Assets                      5,976         6,194        6,422

 Property and Equipment - net                6,381         6,520        6,371
 Intangible Assets - net                       677           690          704
 Other Assets                                  317           334          377

   Total Assets                           $ 13,351     $  13,738     $ 13,874

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                         $     34     $     556     $  1,505
  Accounts payable and accrued liabilities   2,517         2,416        2,482
  Income taxes                                  67            88            4
   Total Current Liabilities                 2,618         3,060        3,991

 Long-Term Debt                              3,890         3,919        3,732
 Deferred Income Taxes                         977           939          836
 Other Liabilities                             557           564          559
 Shareholders' Equity                        5,309         5,256        4,756

   Total Liabilities and Shareholders'
    Equity                                $ 13,351     $  13,738     $ 13,874



The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.




                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                               26 Weeks Ended   26 Weeks Ended
                                               August 1, 1998   August 2, 1997
Cash flows from operating activities:
 Net income                                         $    167         $     52
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization of property and
     equipment                                           298              277
   Amortization of intangible assets                      13               14
   Amortization of financing costs                         4               13
   Amortization of unearned restricted stock               1                1
   Loss on early extinguishment of debt                    -               39
   Changes in assets and liabilities:
      Decrease in accounts receivable                    331              337
      Increase in merchandise inventories               (122)            (126)
      Increase in supplies and prepaid expenses           (3)             (19)
      (Increase) decrease in other assets not
       separately identified                               4               (5)
      Increase (decrease) in accounts payable and
       accrued liabilities not separately identified      45              (21)
      Increase (decrease) in current income taxes        (21)               3
      Increase (decrease)  in deferred income taxes       (9)               4
      Decrease in other liabilities not separately
       identified                                         (8)              (5)
       Net cash provided by operating activities         700              564

Cash flows from investing activities:
 Purchase of property and equipment                     (189)            (219)
 Disposition of property and equipment                    22               89
 Decrease in notes receivable                            200              200
       Net cash provided by investing activities          33               70

Cash flows from financing activities:
 Debt issued                                             300              850
 Financing costs                                          (7)              (5)
 Debt repaid                                            (851)          (1,356)
 Increase in outstanding checks                           79               11
 Acquisition of treasury stock                          (154)              (2)
 Issuance of common stock                                 39               36
       Net cash used by financing activities            (594)            (466)


(Continued)
                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                               26 Weeks Ended   26 Weeks Ended
                                               August 1, 1998   August 2, 1997

 Net increase in cash                               $    139        $     168
 Cash at beginning of period                             142              149

 Cash at end of period                              $    281        $     317


 Supplemental cash flow information:
  Interest paid                                     $    147        $     212
  Interest received                                       11               20
  Income taxes paid (net of refunds received)            150               48

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

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 26 weeks ended August 1, 1998 and August 2, 1997 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 and 26 weeks ended August 1, 1998 and August 2, 1997, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income is equivalent to net income.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" was issued in June 1998 and is effective for all quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet using fair value measurement. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting hedging designation, if any. The Company is currently reviewing the impact of this statement; however, based on the Company's minimal use of derivatives, management does not anticipate that its adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.   Extraordinary Item

  The extraordinary item for the 13 and 26 weeks ended August 2, 1997 represents costs of $39 million, net of income tax benefit of $25 million, associated with the prepayment of all amounts outstanding under the Company's mortgage loan facility, secured promissory note, certain other mortgages and previous bank credit facility, all of which were retired and terminated.




                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

3.   Earnings Per Share

  The  following tables set forth the computation  of  basic  and
  diluted   earnings   per   share   based   on   income   before
  extraordinary item:

                                               13 Weeks Ended
                                       August  1,  1998        August 2, 1997
  (millions, except per share data)   Shares      Income      Shares    Income
  Income before extraordinary item
     and average number of
     shares outstanding                210.2       $ 107       209.1      $ 66

  Shares to be issued under deferred
     compensation plan                    .3           -          .3         -
                                       210.5       $ 107       209.4      $ 66

        Basic earnings per share             $ .51                   $ .32

   Effect of dilutive securities:
     Warrants                            8.9                     4.6
     Stock options                       2.8                     1.8
     Convertible notes                  10.2           2        10.2         3
                                       232.4       $ 109       226.0      $ 69

        Diluted earnings per share           $ .47                  $ .31


                                                   26 Weeks Ended
                                        August 1, 1998          August 2, 1997
  (millions, except per share data)    Shares    Income        Shares    Income
  Income before extraordinary item
     and average number of
     shares outstanding                 210.3     $ 167         208.7     $ 91

  Shares to be issued under deferred
     compensation plan                     .3         -            .3        -
                                        210.6     $ 167         209.0     $ 91

        Basic earnings per share             $ .80                   $ .43

   Effect of dilutive securities:
     Warrants                             8.5                     4.0
     Stock options                        2.7                     1.7
     Convertible notes                   10.2         5             -        -
                                        232.0     $ 172         214.7     $ 91

        Diluted earnings per share           $ .74                   $ .42



                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)


   In addition to the warrants and stock options reflected in the foregoing tables, warrants and stock options to purchase .6 million and .5 million shares of common stock at prices ranging from $37.85 to $79.44 per share were outstanding at August 1, 1998 and August 2, 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive. Additionally, for the 26 weeks ended August 2, 1997, the assumed conversion of the convertible notes would have an antidilutive effect on diluted earnings per share and was therefore excluded from the computation.




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


  For purposes of the following discussion, all references to "second quarter of 1998" and "second quarter of 1997" are to the Company's 13-week fiscal periods ended August 1, 1998 and August 2, 1997, respectively, and all references to "1998" and "1997" are to the Company's 26-week fiscal periods ended August 1, 1998 and August 2, 1997, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended August 1, 1998 and August 2, 1997

  Net sales for the second quarter of 1998 totaled $3,523 million, compared to net sales of $3,453 million for the second quarter of 1997, an increase of 2.0%. Since February 1, 1997, the Company has opened six new department stores and two new furniture galleries, changed nameplates on two stores, closed nineteen stores and eliminated certain consumer electronics lines of business. On a comparable store basis, net sales for the second quarter of 1998 increased 3.0% over the second quarter of 1997.

  Cost of sales was 59.6% of net sales for the second quarter of 1998 compared to 60.8% for the second quarter of 1997. The
  1.2% improvement in the cost of sales rate, as well as the comparable-store sales improvement, reflects positive customer response to the merchandise assortments in the stores, attributed partially to an improved merchandise receipt flow. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in the second quarter of 1998 or the second quarter of 1997.

  Selling, general and administrative ("SG&A") expenses were 32.8% of net sales for the second quarter of 1998 compared to 33.1% for the second quarter of 1997. The major factor contributing to the 0.3% improvement in the SG&A expense rate was lower distribution-related expense resulting from restructuring and technological enhancements within the merchandise distribution process.

  Net interest expense was $74 million for the second quarter of 1998, compared to $99 million for the second quarter of 1997. The lower interest expense for the second quarter of 1998 is principally due to lower levels of borrowings and lower interest rates resulting from refinancings completed in July 1997.

  The Company's effective income tax rate of 44.6% for the second quarter of 1998 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

  The extraordinary item of $39 million in the second quarter of 1997 represents the after-tax expenses associated with debt prepayments.



                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations (Continued)


  Comparison of the 26 Weeks Ended August 1, 1998 and August 2, 1997

  Net  sales  for  1998  were $6,979 million compared  to  $6,862 million for 1997, an increase of 1.7%. On a comparable store basis, net sales for 1998 increased 2.7% over 1997.

  Cost of sales was 60.3% of net sales for 1998 compared to 61.0% for 1997. The 0.7% improvement in the cost of sales rate, as well as the comparable-store sales improvement, reflects positive customer response to the merchandise assortments in the stores during the second quarter of 1998, attributed partially to an improved merchandise receipt flow. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in 1998 or 1997.

  SG&A expenses were 33.3% of net sales for 1998 compared to 33.8% for 1997. The major factor contributing to the 0.5% improvement in the SG&A expense rate was lower distribution-related expenses resulting from restructuring and technological enhancements within the merchandise distribution process.

  Net interest expense was $151 million for 1998 compared to $203 million for 1997. The lower interest expense for 1998 is principally due to lower levels of borrowings and lower interest rates resulting from refinancings completed in July 1997.

  The Company's effective income tax rate of 43.8% for 1998 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

  Liquidity and Capital Resources

  The  Company's  principal sources of liquidity  are  cash  from
  operations,   cash   on  hand  and  certain  available   credit
  facilities.

  Net  cash  provided by operating activities in  1998  was  $700 million,  an  increase  of $136 million compared  to  the  $564 million provided in 1997. The major factor contributing to this improvement was stronger operating results.

  Net cash provided by investing activities was $33 million in 1998, with the final $200 million installment of a note receivable held by the Company being received on May 4, 1998, purchases of property and equipment totaling $189 million and dispositions of property and equipment totaling $22 million. The Company opened one new store in August 1998 and intends to open two additional new stores in Fall 1998. On August 1, 1998, the Company completed the sale of its specialty store division to the division's management group. The sale did not have a material impact on the Company's financial position or results of operations.




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Net cash used by the Company for all financing activities was $594 million in 1998. During the first quarter of 1998, the Company issued $300 million of 7.0% Senior Debentures due 2028. The proceeds of such issuance, together with other available funds, were used to repay $669 million of short-term borrowings and the remaining $176 million of borrowings under a note monetization facility. Also during the quarter, the Company renewed a portion of the bank credit agreement which provides a $500 million unsecured revolving credit facility with a termination date of July 26, 1999.

  During the quarter, the Company repurchased 2.9 million shares of its common stock at an aggregate cost of approximately $154 million as part of the previously announced $500 million stock repurchase program. Under the repurchase program announced in May 1998, the Company intends to continue to repurchase shares throughout the year, depending on prevailing market conditions, alternate uses of capital and other factors. Any such purchases may be discontinued or resumed at any time.

  On August 18, 1998, the Company completed a tender offer pursuant to which it purchased approximately $340 million aggregate principal amount of its 10% Senior Notes due 2001 (the "10% Notes"), leaving approximately $110 million aggregate principal amount of such notes outstanding. The Company's purchases of the 10% Notes pursuant to the tender offer were financed through a combination of cash on hand and the issuance of commercial paper. Based on the tender premium paid to holders of the 10% Notes and the write-off of the related deferred debt issuance costs, the Company will report an extraordinary charge of approximately $23 million, net of the related tax benefit, in the 13-week fiscal period ending October 31, 1998. On August 26, 1998, in a related transaction, the Company issued $350 million of 6 1/8% Term
  Enhanced ReMarketable Securities. The proceeds from this offering were used by the Company to repurchase outstanding commercial paper used to finance the tender offer and for general corporate purposes.

  On   August  26,  1998,  the  Company  called  for  redemption, effective October 1, 1998, all of its 5.0% Convertible Subordinated Notes due 2003 (the "5% Notes") at a redemption price equal to $1,056.25 for each $1,000 principal amount thereof (inclusive of accrued interest to October 1, 1998). No interest will accrue on the 5% Notes on or after October 1, 1998. The 5% Notes may be converted into shares of the Company's common stock at any time prior to the close of business on September 30, 1998 at the rate of 29.2547 shares for each $1,000 principal amount represented by the 5% Notes (equivalent to a conversion price of approximately $34.1825 per share). However, interest for the period from April 1, 1998 to October 1, 1998 will be paid, without being funded by the holder surrendering a 5% Note for conversion, only with respect to 5% Notes that are surrendered for conversion after the opening of business on September 24, 1998 and prior to the close of business on September 30, 1998.



                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Management believes the department store business will continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of department store and other complementary assets and companies.

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

  Year 2000 Matters

  The Year 2000 Issue

  Many existing computer programs utilized globally use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results after the century date changes on January 1, 2000 or when otherwise dealing with dates later than December 31, 1999. This "Year 2000" issue is believed to affect virtually all companies and organizations, including the Company.

  The Company relies on computer-based technology and utilizes a variety of third-party hardware and proprietary and third-party software. The Company's retail functions, such as merchandise procurement and distribution, inventory control, point-of-sale information systems and proprietary credit card account servicing, generally use proprietary software, with third-party software being used more extensively for administrative functions, such as accounting and human resource management. In addition to such information technology ("IT") systems, the Company's operations rely on various non-IT equipment and systems that contain embedded computer technology, such as elevators, escalators and energy management systems. Third parties with whom the Company has commercial relationships, including vendors of merchandise for resale by the Company and of products and services used by the Company in its operations (such as banking and financial services, data processing services, telecommunications services and utilities), are also highly reliant on computer-based technology.

  In February 1996, the Company commenced an assessment of the potential effects of the Year 2000 issue on the Company's business, financial condition and results of operations. In conjunction with such assessment, the Company developed and commenced the implementation of the compliance program described below.




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  The Company's Compliance Program

  Proprietary IT Systems. Pursuant to the Company's Year 2000 compliance program, the Company has undertaken an examination of the Company's proprietary IT systems. All such systems that have been identified as relating to a critical function and as not being Year 2000 compliant have been or are being remediated or replaced. The Company believes that the remediation of its proprietary IT systems is substantially complete, and nearly all of the proprietary IT systems that have been remediated have been installed and placed into production. The Company commenced testing of such remediated systems for Year 2000 compliance in August 1998 and presently anticipates completing a comprehensive, integrated test of all of its main-frame and mid-range IT systems (including third-party and proprietary hardware, software, network components and interfaces) by January 31, 1999.

  Third-Party IT Systems. The strategy instituted by the Company to identify and address Year 2000 issues affecting third-party IT systems used by the Company includes contacting all third-party providers of computer hardware and software to secure appropriate representations to the effect that such hardware or software is or will timely be Year 2000 compliant. The Company has received Year 2000 compliant versions of almost all third-party software and is currently engaged in developing contingency plans as to third-party hardware and software used by the Company in respect of which the Company has not received adequate compliance assurances to date.

  Non-IT  Systems.  The Company has undertaken a  review  of  its non-IT systems and is in the process of implementing a remediation program in respect of such systems that are within the control of the Company. The Company expects to complete this remediation effort by April 30, 1999. In addition, the Company's centralized real estate department has communicated to the developers, landlords and property managers of substantially all of the Company's properties the Company's expectation that the systems utilized in the management and operation of such properties which are not within the Company's control are or will timely be Year 2000 compliant.

  Non-IT Vendors and Suppliers. The Company procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States, and is not dependent on any one vendor for more than 5% of its merchandise purchases. With respect to private label merchandise, which constitutes approximately 15% of the Company's total sales, procurement is principally from manufacturers located outside the United States. As a part of its contingency planning effort, the Company has commenced making inquiries as to the Year 2000 readiness of selected vendors and private label manufacturers in order to identify any significant exposures that may exist and establish alternate sources or strategies where necessary.




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Costs

  The Company has incurred to date approximately $16 million of costs to implement its Year 2000 compliance program and presently expects to incur approximately $50 million of costs in the aggregate, of which approximately 30% represents capitalized expenditures for hardware purchases. All of the Company's Year 2000 compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's Year 2000 compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its main-frame and mid-range computer systems and to install state of the art point-of-sale systems with respect to both pre-existing operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

  Risks Associated With Year 2000 Issues

  The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform three critical functions: (i) effect sales, (ii) order and receive merchandise, and (iii) pay its employees and vendors. It is difficult, if not impossible, to assess with any degree of accuracy the impact on any of these three areas of the failure of one or more aspects of the Company's compliance program.

  The novelty and complexity of the issues presented and the proposed solutions therefor and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform  services  required by the Company and  the  collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.


                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Amended and Restated Credit Agreement, dated as of June 29, 1998, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, BankBoston, N.A., as Syndication Agent, and The Bank of America, National Trust & Savings Association, as Documentation Agent.

          10.2 Letter Amendment to the Five-Year Credit Agreement,
               dated as of June 29,  1998, by and among the Company, the
               Initial  Lenders named therein, Citibank,   N.A.,  as
               Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, BankBoston, N.A., as Syndication Agent, and The Bank of America, National
               Trust & Savings Association, as Documentation Agent.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended August 1, 1998.




                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                FEDERATED DEPARTMENT STORES, INC.



Date  September 15, 1998       /s/ Dennis J. Broderick
                               Dennis J. Broderick
                               Senior Vice President, General Counsel
                               and Secretary


                               /s/ Joel A. Belsky
                               Joel A. Belsky
                               Vice President and Controller
                               (Principal Accounting Officer)