Form 10-Q
period 1998-10-31
FEDERATED DEPARTMENT STORES INC /DE/
filed 1998-12-15
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of   the
Securities  Exchange  Act of 1934 for the  fiscal  quarter  ended
October 31, 1998.







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

209,691,872 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 28, 1998.


                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

               Consolidated Statements of  Income
                           (Unaudited)

              (millions, except per share figures)

                              13 Weeks Ended               39 Weeks Ended
                       October 31,      November 1,   October 31,   November 1,
                          1998             1997          1998          1997

Net Sales                $ 3,647          $ 3,746        $10,626       $10,608

Cost of sales              2,229            2,286          6,436         6,472

Selling, general and
    administrative
    expenses               1,161            1,192          3,485         3,508

Operating Income             257              268            705           628

Interest expense             (74)            (101)          (233)         (322)

Interest income                2                9             10            27

Income Before Income
    Taxes and
    Extraordinary Items      185              176            482           333

Federal, state and local
    income tax expense       (75)             (71)          (205)         (137)

Income Before
    Extraordinary Items      110              105            277           196

Extraordinary Items -
    loss on early
    extinguishment of
    debt, net of tax
    effect                   (23)               -            (23)          (39)

Net Income               $    87          $   105        $   254       $   157











                                                      (Continued)
                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Income
                           (Unaudited)

              (millions, except per share figures)

                              13 Weeks Ended               39 Weeks Ended
                       October 31,      November 1,   October 31,   November 1,
                          1998             1997          1998          1997


Basic Earnings per
Share:
 Income before
     extraordinary
     items              $  .53            $  .50         $ 1.32         $  .93
 Extraordinary items      (.11)                -           (.11)          (.18)
 Net income             $  .42            $  .50         $ 1.21         $  .75

Diluted Earnings per
Share:
 Income before
    extraordinary
    items               $  .50            $  .47         $ 1.24         $  .90
 Extraordinary items      (.10)                -           (.10)          (.17)
           Net income   $  .40            $  .47         $ 1.14         $  .73




The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.


                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (millions)


                               October 31,       January 31,       November 1,
                                  1998              1998              1997
ASSETS:
 Current Assets:
  Cash                           $   164           $   142            $   431
  Accounts receivable              2,107             2,640              2,513
  Merchandise inventories          4,322             3,239              4,288
  Supplies and prepaid expenses      120               115                120
  Deferred income tax assets         105                58                116
   Total Current Assets            6,818             6,194              7,468

 Property and Equipment - net      6,406             6,520              6,423
 Intangible Assets - net             670               690                697
 Other Assets                        323               334                344

   Total Assets                  $14,217           $13,738            $14,932

LIABILITIES AND SHAREHOLDERS'
EQUITY:
 Current Liabilities:
  Short-term debt                $   699           $   556            $ 1,899
  Accounts payable and accrued
    liabilities                    2,998             2,416              3,048
  Income taxes                        22                88                 28
   Total Current Liabilities       3,719             3,060              4,975

 Long-Term Debt                    3,549             3,919              3,683
 Deferred Income Taxes             1,024               939                842
 Other Liabilities                   557               564                561
 Shareholders' Equity              5,368             5,256              4,871

   Total Liabilities and
     Shareholders' Equity        $14,217           $13,738            $14,932



The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.







                  FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Cash Flows
                             (Unaudited)

                             (millions)

                                       39 Weeks Ended           39 Weeks Ended
                                      October 31, 1998         November 1, 1997
 Cash flows from operating activities:
 Net income                                $     254                  $   157
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization of
     property and equipment                      448                      418
   Amortization of intangible assets              20                       21
   Amortization of financing costs                 6                       17
   Amortization of unearned restricted
     stock                                         1                        1
   Loss on early extinguishment of debt           23                       39
   Changes in assets and liabilities:
      Decrease in accounts receivable            335                      322
      Increase in merchandise inventories     (1,083)                  (1,041)
      Increase in supplies and prepaid
        expenses                                  (5)                     (10)
      Increase in other assets not
        separately identified                    (13)                      (9)
      Increase in accounts payable and
        accrued liabilities not
        separately identified                    443                      468
      Increase (decrease) in current
        income taxes                             (51)                      44
      Increase (decrease) in deferred
        income taxes                              38                      (16)
      Decrease in other liabilities not
        separately identified                     (7)                      (3)
       Net cash provided by operating
        activities                               409                      408

Cash flows from investing activities:
 Purchase of property and equipment             (377)                    (411)
 Disposition of property and equipment            28                      120
 Decrease in notes receivable                    200                      200
       Net cash used by investing
         activities                             (149)                     (91)

Cash flows from financing activities:
 Debt issued                                     650                    1,284
 Financing costs                                   -                       (6)
 Debt repaid                                    (563)                  (1,445)
 Increase in outstanding checks                  162                       88
 Acquisition of treasury stock                  (531)                      (2)
 Issuance of common stock                         44                       46
       Net cash used by financing
         activities                             (238)                     (35)




(Continued)
                  FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Cash Flows
                             (Unaudited)

                             (millions)

                                       39 Weeks Ended           39 Weeks Ended
                                      October 31, 1998         November 1, 1997

 Net increase in cash                      $     22                    $   282
 Cash at beginning of period                    142                        149

 Cash at end of period                     $    164                    $   431


 Supplemental cash flow information:
  Interest paid                            $    235                    $   310
  Interest received                              13                         29
  Income taxes paid (net of refunds
    received)                                   206                         97
  Schedule of noncash investing and
    financing activities:
   Conversion of long-term debt to
     common stock                               344                          -





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

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 39 weeks ended October 31, 1998 and November 1, 1997 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 and 39 weeks ended October 31, 1998 and November 1, 1997, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components. For all periods presented, comprehensive income is equivalent to net income.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" was issued in June 1998 and is effective for all quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet using fair value measurement. The accounting for changes in the fair  value  of  derivatives  depends on  the  intended  use  of  the derivative and the resulting hedging designation, if any. The Company is currently reviewing the impact of this statement; however, based on the Company's limited use of derivatives, management does not anticipate that its adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.   Extraordinary Items

  The extraordinary item for the 13 and 39 weeks ended October 31, 1998 represents costs of $23 million, net of income tax benefit of $15 million, associated with the completion of a tender offer pursuant to which the Company purchased and retired approximately $340 million aggregate principal amount of its 10% Senior Notes due 2001.

  The extraordinary item for the 39 weeks ended November 1, 1997 represents costs of $39 million, net of income tax benefit of $25 million, associated with the prepayment of all amounts outstanding under the Company's mortgage loan facility, secured promissory note, certain other mortgages and previous bank credit facility, all of which were retired and terminated.




                   FEDERATED DEPARTMENT STORES, INC.

              Notes to Consolidated Financial Statements
                              (Unaudited)

3.   Earnings Per Share

  The following tables set forth the computation of basic and diluted earnings per share based on income before extraordinary items:

<CAPTION)
                                                          13 Weeks Ended
                                             October 31, 1998          November 1, 1997
  (millions, except per share data)       Shares         Income     Shares          Income
  Income before extraordinary item
     and average number of
     shares outstanding                    206.8         $ 110       209.6          $ 105

  Shares to be issued under deferred
     compensation plan                        .4             -          .3              -
                                           207.2         $ 110       209.9          $ 105

        Basic earnings per share                  $ .53                     $ .50

   Effect of dilutive securities:
     Warrants                                6.7                       6.6
     Stock options                           1.9                       2.4
     Convertible notes                       6.6             1        10.2              3
                                           222.4         $ 111       229.1           $108

        Diluted earnings per share                $ .50                     $ .47


                                                           13 Weeks Ended
                                             October 31, 1998          November 1, 1997
  (millions, except per share data)       Shares         Income     Shares          Income
  Income before extraordinary items
        and average number of
     shares outstanding                    209.2         $ 277       209.0          $ 196

  Shares to be issued under deferred
     compensation plan                        .3             -          .3              -
                                           209.5         $ 277       209.3          $ 196

        Basic earnings per share                  $1.32                     $ .93

   Effect of dilutive securities:
     Warrants                                7.9                       4.9
     Stock options                           2.4                       1.9
     Convertible notes                       9.0             7        10.2              7
                                           228.8         $ 284       226.3          $ 203

        Diluted earnings per share               $1.24                      $ .90



                   FEDERATED DEPARTMENT STORES, INC.

              Notes to Consolidated Financial Statements
                              (Unaudited)


   In addition to the warrants and stock options reflected in the foregoing tables, warrants and stock options to purchase 4.5 million and .2 million shares of common stock at prices ranging from $44.91 to $79.44 per share were outstanding at October 31, 1998 and November 1, 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive.








                   FEDERATED DEPARTMENT STORES, INC.

                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations


  For purposes of the following discussion, all references to "third quarter of 1998" and "third quarter of 1997" are to the Company's 13-week fiscal periods ended October 31, 1998 and November 1, 1997, respectively, and all references to "1998" and "1997" are to the Company's 39-week fiscal periods ended October 31, 1998 and November 1, 1997, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended October 31, 1998 and November 1,
1997

  Net sales for the third quarter of 1998 totaled $3,647 million, compared to net sales of $3,746 million for the third quarter of 1997, a decrease of 2.7%. On a comparable store basis (i.e., current stores opened on or prior to February 1, 1997), net sales for the third quarter of 1998 decreased 1.3% from the third quarter of 1997. Since February 1, 1997, the Company has opened eight new department stores and two new furniture galleries, changed nameplates on two stores, closed twenty stores, sold the specialty store division and eliminated certain consumer electronics lines of business.

  Cost of sales was 61.1% of net sales for the third quarter of 1998 compared to 61.0% for the third quarter of 1997. The increase reflects additional price reductions taken on slow selling inventory. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in the third quarter of 1998 or the third quarter of 1997.

  Selling, general and administrative ("SG&A") expenses were 31.8% of net sales for the third quarter of 1998 and for the third quarter of 1997.

  Net interest expense was $72 million for the third quarter of 1998, compared to $92 million for the third quarter of 1997. The lower interest expense for the third quarter of 1998 is principally due to lower levels of borrowings and lower interest rates resulting from refinancings completed in 1998.

  The Company's effective income tax rate of 40.5% for the third quarter of 1998 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

  The extraordinary item of $23 million in the third quarter of 1998 represents the after-tax expenses associated with the completion of a tender offer pursuant to which the Company purchased and retired approximately $340 million aggregate principal amount of its 10% Senior Notes due 2001.

   Comparison  of the 39 Weeks Ended October 31, 1998 and  November  1,
1997

  Net sales for 1998 were $10,626 million compared to $10,608 million for 1997, an increase of 0.2%. On a comparable store basis, net sales for 1998 increased 1.3% over 1997.



                   FEDERATED DEPARTMENT STORES, INC.

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations (Continued)


  Cost of sales was 60.6% of net sales for 1998 compared to 61.0% for 1997. The 0.4% improvement in the cost of sales rate reflects positive customer response to the merchandise assortments in the stores during the second quarter of 1998, attributed partially to an improved merchandise receipt flow. Cost of sales was not impacted by the valuation of merchandise inventory on the last-in, first-out basis in 1998 or 1997.

  SG&A expenses were 32.8% of net sales for 1998 compared to 33.1% for 1997. The 0.3% reduction in the SG&A expense rate reflects improvements in operations related to the Company's credit card accounts.

  Net interest expense was $223 million for 1998 compared to $295 million for 1997. The lower interest expense for 1998 is principally due to lower levels of borrowings and lower interest rates resulting from refinancings completed in 1998 and in July 1997.

  The Company's effective income tax rate of 42.5% for 1998 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

  Liquidity and Capital Resources

  The   Company's  principal  sources  of  liquidity  are   cash   from
  operations, cash on hand and certain available credit facilities.

  Net cash provided by operating activities in 1998 was $409 million, compared to the $408 million provided in 1997.

  Net cash used by investing activities was $149 million in 1998, with the final $200 million installment of a note receivable held by the Company being received on May 4, 1998, purchases of property and equipment totaling $377 million and dispositions of property and equipment totaling $28 million. The Company opened two new stores during the third quarter of 1998 and also opened two additional stores in November, 1998. On August 1, 1998, the Company completed the sale of its specialty store division to a group including the division's management. The sale did not have a material impact on the Company's financial position or results of operations.

  Net  cash  used  by  the Company for financing  activities  was  $238 million in 1998. On February 6, 1998, the Company issued $300 million of 7.0% Senior Debentures due 2028. On August 26, 1998, the Company issued $350 million of 6 1/8% Term Enhanced ReMarketable
  Securities due in 2011, puttable to the Company in 2001. Also during 1998, the Company renewed a portion of the bank credit agreement which provides a $500 million unsecured revolving credit facility with a termination date of July 26, 1999.

  During 1998, the Company repaid $340 million of its 10% Senior Notes due 2001 and the remaining $176 million of borrowings under a note monetization facility.





                   FEDERATED DEPARTMENT STORES, INC.

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations  (Continued)


  During October 1998, the Board of Directors authorized an expansion and extension of the Company's $500 million stock repurchase program established in May 1998. The program now authorizes the Company to purchase up to $1 billion of its common stock through January 29, 2000. Through October 31, 1998, 11.3 million shares of common stock at an aggregate cost of $531 million had been acquired under the repurchase program. The Company intends to continue to repurchase shares under the repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Any such purchases may be discontinued or resumed at any time.

  In September 1998, the $350 million aggregate principal amount of the Company's 5.0% Convertible Subordinated Notes due 2003 was converted into 10.2 million shares of common stock.

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

  Third-Party IT Systems. The strategy instituted by the Company to identify and address Year 2000 issues affecting third-party IT systems  used  by  the  Company includes contacting  all  third-party providers of computer hardware and software to secure appropriate representations to the effect that such hardware or software is or will timely be Year 2000 compliant. The Company has received Year 2000 compliant versions of almost all third-party software and is currently engaged in testing those third-party software programs that have been identified as being critical to the Company's operations. The Company is also developing contingency plans as to third-party hardware and software used by the Company in respect of which the Company has not received adequate compliance assurances to date.

  Non-IT Systems. The Company has undertaken a review of its non-IT systems and is in the process of implementing a remediation program in respect of such systems that are within the control of the Company. The Company expects to complete this remediation effort by April 30, 1999. In addition, the Company's centralized real estate department has communicated to the developers, landlords and property managers of substantially all of the Company's properties the Company's expectation that the systems utilized in the management and operation of such properties which are not within the Company's control are or will timely be Year 2000 compliant. As a further step, the Company plans to engage in written or oral communications with its key developers, landlords and property managers in order to assess the Year 2000 readiness of their respective operations.







                   FEDERATED DEPARTMENT STORES, INC.

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations  (Continued)


  Non-IT Vendors and Suppliers. The Company procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States, and is not dependent on any one vendor for more than 5% of its merchandise purchases. The Company procures its private label merchandise, which constitutes approximately 15% of the Company's total sales, principally from manufacturers located outside the United States. All of the Company's vendors have been notified in writing of the Company's expectation that the systems and operations of such vendors will be Year 2000 compliant before January 31, 1999. As a part of its contingency planning effort, the Company has commenced making inquiries as to the Year 2000 readiness of selected key vendors and private label manufacturers in order to identify any significant exposures that may exist and establish alternate sources or strategies where necessary. As of October 31, 1998, approximately 75% of the selected key vendors contacted have provided to the Company written or verbal assurances that they are in the process of implementing compliance programs that are intended to address the Year 2000 issues affecting their respective operations.

  Contingency Planning. The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform three critical functions: (i) effect sales, (ii) order and receive merchandise, and (iii) pay its employees and vendors. The Company is currently gathering data in an effort to assess the potential effects on these mission critical functions of a failure of the Company's Year 2000 compliance program to be fully effective and, to the extent deemed appropriate, to develop a contingency plan to address such effects. The Company expects to complete its contingency plan by July 31, 1999.

  Costs

  The Company has incurred to date approximately $21 million of costs to implement its Year 2000 compliance program and presently expects to incur approximately $50 million of costs in the aggregate, of which approximately 25% represents capitalized expenditures for hardware purchases. All of the Company's Year 2000 compliance costs have been or are expected to be funded from the Company's operating cash flow. The Company's Year 2000 compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its main-frame and mid-range computer systems and to install state of the art point-of-sale systems with respect to both pre-existing operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

  Risks Associated With Year 2000 Issues

  The novelty and complexity of the issues presented by the Year 2000 and the proposed solutions therefor and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's Year 2000 compliance efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of




                   FEDERATED DEPARTMENT STORES, INC.

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations  (Continued)


  financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.



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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Tenth Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of August 3,1998, by and among Prime Receivables Corporation, as Transferor, FDS National Bank, as Servicer, and The Chase Manhattan Bank, as Trustee.

          10.2 Second Supplemental Trust Indenture, dated as of August 26,1998, between Federated Department Stores, Inc. and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated as of August 25, 1998).

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, dated August 25, 1998, reporting matters under Items 5 and 7 thereof.

          Current  Report  on  Form  8-K,  dated  September  2,   1998,
          reporting matters under Items 5 and 7 thereof.


                   FEDERATED DEPARTMENT STORES, INC.


                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT STORES, INC.



Date  December 15, 1998                       /s/ Dennis J. Broderick
                                                  Dennis J. Broderick
                                         Senior Vice President, General Counsel
                                                       and Secretary




                                              /s/ Joel A. Belsky
                                                  Joel A. Belsky
                                         Vice President and Controller
                                         (Principal Accounting Officer)