Form 10-K
period 1999-01-30
FEDERATED DEPARTMENT STORES INC /DE/
filed 1999-04-21
CIK 794367

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NUMBER
   JANUARY 30, 1999                                          1-13536

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
Common Stock, par value $.01 per share                        New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred
  Stock                                                       New York Stock Exchange
Series C Warrants                                             New York Stock Exchange
Series D Warrants                                             New York Stock Exchange
10% Senior Notes due 2001                                     New York Stock Exchange
8.125% Senior Notes due 2002                                  New York Stock Exchange
8.5% Senior Notes due 2003                                    New York Stock Exchange
7.45% Senior Debentures due 2017                              New York Stock Exchange
6.79% Senior Debentures due 2027                              New York Stock Exchange
7% Senior Debentures due 2028                                 New York Stock Exchange

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     The Company has filed all reports required to be filed by Section 12, 13, or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     There were 208,576,562 shares of the Company's Common Stock outstanding as of April 2, 1999, excluding shares held in the treasury of the Company or by subsidiaries of the Company. The aggregate market value of the shares of such Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on April 1, 1999, was approximately $8,225,700,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders to be held on May 21, 1999 (the "Annual Meeting"), are incorporated by reference in Part III hereof.

     Unless the context requires otherwise, (i) references to "the Company" are, for all periods prior to December 19, 1994 (the "Merger Date"), references to Federated Department Stores, Inc. ("Federated") and its subsidiaries and their respective predecessors, and for all periods following the merger (the "Merger") of Federated and R.H. Macy & Co. Inc. ("Macy's") on the Merger Date, references to the surviving corporation in the Merger and its subsidiaries and (ii) references to "1998," "1997," "1996," "1995" and "1994" are references to the Company's fiscal years ended January 30, 1999, January 31, 1998, February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

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

ITEM 1. BUSINESS.

     General. The Company is one of the leading operators of full-line department stores in the United States, with over 400 department stores in 33 states as of January 30, 1999. The Company operates its department stores under the names "Bloomingdale's," "The Bon Marche," "Burdines," "Goldsmith's," "Lazarus," "Macy's," "Rich's" and "Stern's." The Company's department stores sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. The Company's department stores are located at urban or suburban sites, principally in densely populated areas across the United States. The Company also operates direct mail catalog businesses under the names "Bloomingdale's By Mail" and "Macy's By Mail" and an electronic commerce business which provides goods and services online under the name "macys.com." In general, the Company conducts its business through subsidiaries.

     The Company provides various support functions to its retail operating divisions on an integrated, company-wide basis.

     - The Company's financial and credit services subsidiary, FACS Group, Inc. ("FACS"), supports the proprietary credit programs of the Company's retail operating divisions in respect of all proprietary credit card accounts owned by the Company except support relating to statement mailing and payment processing, which is provided by GE Capital Consumer Card Co. ("GE Bank"). GE Bank owns all of the "Macy's" credit card accounts originated prior to the Merger and an allocated portion of the "Macy's" credit card accounts originated subsequent to the Merger. In addition, FACS provides payroll and benefits services to the Company's retail operating and service divisions.

     - The Company's data processing subsidiary, Federated Systems Group, Inc. ("FSG"), provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company's retail operating and service divisions.

     - Federated Merchandising Group, a division of the Company, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company's various department store franchises. Federated Merchandising Group is also responsible for the private label development of the Company's retail operating divisions except for Bloomingdale's and Stern's, which source some of their private label merchandise through Associated Merchandising Corporation. Bloomingdale's also has its own private label program.

     - Federated Logistics, a division of a subsidiary of the Company, provides warehousing and merchandise distribution services for the Company's retail operating divisions.

     - A specialized staff maintained in the Company's corporate offices provides services for all divisions of the Company in such areas as store design and construction, accounting, legal, real estate, insurance and supply purchasing, as well as various other corporate office functions.

FACS, FSG and certain departments in the Company's corporate offices also offer their services to unrelated third parties.

     The Company and its predecessors have been operating department stores since 1820. Federated was organized as a Delaware corporation in 1920. On May 26, 1994, Federated acquired Joseph Horne Co., Inc. pursuant to a subsidiary merger. On December 19, 1994, Federated acquired Macy's pursuant to the Merger. On October 11, 1995, the Company acquired Broadway Stores, Inc. ("Broadway") pursuant to a subsidiary merger.

     On March 18, 1999, the Company acquired Fingerhut Companies, Inc. ("Fingerhut"). Fingerhut is a leading database marketing company that sells a broad range of products and services through catalogs, direct marketing and the Internet. In addition to the core Fingerhut catalog business, Fingerhut also owns: (i) Figi's, a food and gift catalog business; (ii) Arizona Mail Order and Bedford Fair, both apparel catalog businesses; and (iii) Popular Club, a membership-based general merchandise catalog business. Fingerhut also offers a broad range of business services to third parties, including telemarketing, direct marketing, information management, warehousing, product fulfillment and distribution, order and returns processing and customer service, and has investments in several providers of Internet-based merchandise and services.

     The Company's executive offices are located at 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602 and at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000.

     Employees. As of January 30, 1999, the Company had approximately 118,800 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the Christmas season. Approximately 10% of the Company's employees as of January 30, 1999 were represented by unions. Management considers its relations with employees to be satisfactory.

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

     Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company's net purchases during 1998. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

     Competition. The retailing industry, in general, and the department store business, in particular, are intensely competitive. Generally, the Company's stores are in competition not only with other department stores in the geographic areas in which they operate but also with numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including mail order catalogs, television and Internet services) and manufacturers' outlets.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the executive officers of the Company:

                 NAME                    AGE                 POSITION WITH THE COMPANY
                 ----                    ---                 -------------------------
James M. Zimmerman.....................  55     Chairman of the Board and Chief Executive Officer;
                                                Director
Terry J. Lundgren......................  46     President and Chief Merchandising Officer; Director
Ronald W. Tysoe........................  46     Vice Chairman, Finance and Real Estate; Director
Thomas G. Cody.........................  57     Executive Vice President, Legal and Human Resources
Dennis J. Broderick....................  50     Senior Vice President, General Counsel and Secretary
Karen M. Hoguet........................  42     Senior Vice President, Chief Financial Officer and
                                                Treasurer
Joel A. Belsky.........................  45     Vice President and Controller

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

     Ronald W. Tysoe has been Vice Chairman, Finance and Real Estate of the Company since April 1990 and served as Chief Financial Officer of the Company from April 1990 until October 31, 1997.

     Thomas G. Cody has been Executive Vice President, Legal and Human Resources of the Company since May 1988.

     Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990.

     Karen M. Hoguet has been Senior Vice President of the Company since April 1991, Treasurer of the Company since January 1992, and Chief Financial Officer of the Company since October 31, 1997.

     Joel A. Belsky has been Vice President and Controller of the Company since October 1996. Prior thereto, he served as Divisional Vice President and Deputy Controller of the Company since March 1993.

ITEM 2. PROPERTIES.

     The properties of the Company consist primarily of stores and related retail facilities, including warehouses and distribution centers. The Company also owns or leases other properties, including corporate office space in New York and Cincinnati and other facilities at which centralized operational support functions are conducted. As of January 30, 1999, the Company operated 401 department stores in 33 states, comprising a total of 82,319,000 square feet. Of such department stores, 193 were entirely or mostly owned and 208 stores were entirely or mostly leased. The Company's interests in approximately 2% of its owned stores are subject to security interests in favor of certain third-party creditors Pursuant to various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the trading symbol "FD." The following table sets forth for each fiscal quarter during 1998 and 1997 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

                                            1998                1997
                                      ----------------    ----------------
                                       LOW       HIGH      LOW       HIGH
                                      ------    ------    ------    ------
1st Quarter.........................  42.750    53.000    31.625    38.250
2nd Quarter.........................  49.813    56.188    34.625    44.125
3rd Quarter.........................  32.813    53.313    39.313    45.438
4th Quarter.........................  35.938    46.375    39.688    48.875

     The Company has not paid any dividends on its Common Stock during its two most recent fiscal years, and does not anticipate paying any dividends on the Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

                                                 52 WEEKS      52 WEEKS      52 WEEKS      53 WEEKS      52 WEEKS
                                                   ENDED         ENDED         ENDED         ENDED         ENDED
                                                JANUARY 30,   JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,   JANUARY 28,
                                                   1999          1998          1997          1996          1995
                                                -----------   -----------   -----------   -----------   -----------
                                                                 (MILLIONS, EXCEPT PER SHARE DATA)
Consolidated Statement of Income Data:
  Net sales, including leased department
    sales.....................................    $15,833       $15,668       $15,229       $15,049       $ 8,316
                                                  -------       -------       -------       -------       -------
  Cost of sales...............................      9,616         9,581         9,354         9,410         5,146
  Selling, general and administrative
    expenses..................................      4,762         4,746         4,982         4,976         2,620
                                                  -------       -------       -------       -------       -------
  Operating income............................      1,455         1,341           893           663           550
  Interest expense............................       (304)         (418)         (499)         (508)         (262)
  Interest income.............................         12            35            47            47            43
                                                  -------       -------       -------       -------       -------
  Income before income taxes and extraordinary
    items.....................................      1,163           958           441           202           331
  Federal, state and local income tax
    expense...................................       (478)         (383)         (175)         (127)         (143)
                                                  -------       -------       -------       -------       -------
  Income before extraordinary items...........        685           575           266            75           188
  Extraordinary items (a).....................        (23)          (39)            -             -             -
                                                  -------       -------       -------       -------       -------
  Net income..................................    $   662       $   536       $   266       $    75       $   188
                                                  =======       =======       =======       =======       =======
Basic earnings per share:
  Income before extraordinary items...........    $  3.27       $  2.74       $  1.28       $   .39       $  1.41
  Net income..................................       3.16          2.56          1.28           .39          1.41
Diluted earnings per share:
  Income before extraordinary items...........    $  3.06       $  2.58       $  1.24       $   .39       $  1.40
  Net income..................................       2.96          2.41          1.24           .39          1.40
Average number of shares outstanding..........      209.1         209.2         207.5         191.5         132.9
Depreciation and amortization.................    $   624       $   590       $   533       $   497       $   286
Capital expenditures..........................    $   695       $   696       $   846       $   699       $   398
Balance Sheet Data (at year end):
  Cash........................................    $   307       $   142       $   149       $   173       $   206
  Working capital.............................      2,904         3,134         2,831         3,262         2,376
  Total assets................................     13,464        13,738        14,264        14,295        12,277
  Short-term debt.............................        524           556         1,095           733           463
  Long-term debt..............................      3,057         3,919         4,606         5,632         4,529
  Shareholders' equity........................      5,709         5,256         4,669         4,274         3,640

---------------

(a) The extraordinary items for 1998 and 1997 were after-tax expenses associated with debt prepayments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Comparison of the 52 Weeks Ended January 30, 1999 and January 31, 1998. Net sales for 1998 were $15,833 million compared to $15,668 million for 1997, an increase of 1.1%. Excluding sales of the specialty stores division that was sold in July 1998, sales increased 1.8% over last year. On a comparable store basis, net sales for 1998 increased 2.2% compared to 1997.

     Cost of sales was 60.7% of net sales for 1998, compared to 61.1% for 1997. The 0.4% improvement in the cost of sales rate reflects positive customer response to the merchandise assortments in the stores during the second and fourth quarters, attributed partially to an improved merchandise receipt flow. The valuation of merchandise inventory on the last-in, first-out basis did not impact cost of sales in either year.

     Selling, general and administrative expenses were 30.1% of net sales for 1998, compared to 30.3% for 1997. Selling, general and administrative expenses include finance charge income and expenses for doubtful customer accounts receivable. Finance charge income was $345 million for 1998, down from $391 million in 1997, primarily due to lower average accounts receivable balances as a result of accelerated payments. Amounts charged to expense for doubtful accounts receivable were $112 million for 1998, compared to $167 million in 1997. The decrease primarily reflects a reduction in the amount of uncollectible balances written off in 1998, also a result of lower average accounts receivable balances and accelerated payments.

     Net interest expense was $292 million for 1998, compared to $383 million for 1997. The lower interest expense for 1998 is principally due to lower levels of borrowings and lower interest rates resulting from refinancings completed in 1998 and 1997.

     The Company's effective tax rate of 41.1% for 1998 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

     The extraordinary items of $23 million and $39 million for 1998 and 1997, respectively, represent after-tax expenses associated with debt prepayments.

     Comparison of the 52 Weeks Ended January 31, 1998 and February 1, 1997. Net sales for 1997 were $15,668 million compared to $15,229 million for 1996, an increase of 2.9%. On a comparable store basis, net sales for 1997 increased 2.7% compared to 1996.

     Cost of sales was 61.1% of net sales for 1997, compared to 61.4% for 1996. Cost of sales for 1996 included $65 million of infrequent inventory valuation adjustments related to merchandise in lines of business that were eliminated or replaced in connection with the consolidation of Broadway's merchandise inventories with the Company's merchandise inventories. Excluding these inventory valuation adjustments from 1996, cost of sales would have been 61.0% of net sales, with the 0.1% increase in 1997 being primarily due to higher merchandise markdowns associated with the elimination of certain consumer electronics lines of business. The valuation of merchandise inventory on the last-in, first-out basis did not impact cost of sales in either year.

     Selling, general and administrative expenses were 30.3% of net sales for 1997, compared to 32.7% for 1996. Selling, general and administrative expenses for 1996 included $243 million of infrequent costs related to the integration and consolidation of acquired and pre-existing businesses. Excluding these infrequent costs, selling, general and administrative expenses would have been 31.1% of net sales for 1996. The major factor contributing to the 0.8% improvement in expense rate (excluding these infrequent costs for 1996) was lower distribution-related expenses resulting from restructuring and technological improvements in the merchandise distribution process.

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

     Net interest expense was $383 million for 1997, compared to $452 million for 1996. The lower interest expense for 1997 is due to lower levels of borrowings and lower interest rates resulting from refinancings completed in 1997.

     The Company's effective income tax rate of 40.0% for 1997 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

     The extraordinary item of $39 million for 1997 represents the after-tax expenses associated with debt prepayments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

     Net cash provided by operating activities in 1998 was $1,690 million, an increase of $117 million from the net cash provided by operating activities in 1997 of $1,573 million. The major factor contributing to this improvement was stronger operating results.

     Net cash used in investing activities was $445 million in 1998, with the final $200 million installment of a note receivable held by the Company being received on May 4, 1998, purchases of property and equipment totaling $695 million and dispositions of property and equipment totaling $50 million. During 1998, the Company opened five new department stores and closed four. On August 1, 1998, the Company completed the sale of its specialty stores division to a group including the division's management. The sale did not have a material impact on the Company's financial position or results of operations.

     Net cash used by the Company for all financing activities was $1,080 million in 1998 compared to $1,262 million in 1997. In 1998, the Company issued $300 million of 7.0% Senior Debentures due 2028 and $350 million of 6 1/8% Term Enhanced ReMarketable Securities due 2011, puttable to the Company in 2001. Also during the year, the Company renewed a portion of the bank credit agreement which provides a $500 million unsecured revolving credit facility with a termination date of July 26, 1999. As of January 30, 1999, the Company had $27 million of standby letters of credit and $42 million of trade letters of credit outstanding under this agreement. During 1998, the Company repaid borrowings totaling $1,229 million. The major components of debt repaid included $340 million of its 10% Senior Notes due 2001, the remaining $176 million of borrowings under a note monetization facility, $294 million of short-term debt refinanced at the end of 1997 and $375 million of receivables backed financings.

     During 1998, the Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $1 billion of its common stock through January 29, 2000. Through January 30, 1999,

12.8 million shares of common stock at an approximate cost of $591 million had been acquired under the repurchase program.

     In 1998, the $350 million aggregate principal amount of the Company's 5.0% Convertible Subordinated Notes due 2003 was converted into 10.2 million shares of common stock.

     On March 18, 1999, the Company acquired Fingerhut Companies, Inc. ("Fingerhut") for a purchase price of $1,700 million, including $297 million of Fingerhut indebtedness. The Company funded the Fingerhut acquisition through a combination of cash on hand and short-term borrowings. On March 24, 1999, the Company issued $350 million of 6.3% Senior Notes due 2009 and $400 million of 6.9% Senior Debentures due 2029 and used the proceeds thereof to repay a portion of such short-term borrowings. The Fingerhut acquisition will be accounted for as a purchase.

     The Company intends to open three new department stores in 1999 and its budgeted capital expenditures are approximately $2,800 million for the 1999 to 2001 period. Management presently anticipates funding such expenditures from operations.

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

THE COMPANY'S YEAR 2000 COMPLIANCE PROGRAM

     Proprietary IT Systems. Pursuant to the Company's Year 2000 compliance program, the Company has undertaken an examination of the Company's proprietary IT systems. All such systems that have been identified as relating to a critical function and as not being Year 2000 compliant have been or are being remediated or replaced. The Company believes that the remediation of its proprietary IT systems is substantially complete, and nearly all of the proprietary IT systems that have been remediated have been installed and placed into production. The Company commenced testing of such remediated systems for Year 2000 compliance in August 1998 and has completed a comprehensive, integrated test of all of its main-frame and mid-range IT systems (including third-party and proprietary hardware, software, network components and interfaces). The Company is presently conducting varying levels of follow-up testing of selected systems.

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

     Non-IT Systems. The Company has undertaken a review of its non-IT systems and is in the process of implementing a remediation program in respect of those systems that are within the control of the Company. The Company expects to complete this remediation effort by April 30, 1999. In addition, the Company's centralized real estate department has communicated to the developers, landlords and property managers of substantially all of the Company's properties the Company's expectation that the systems utilized in the management and operation of such properties that are not within the Company's control are or will timely be Year 2000 compliant. As a further step, the Company plans to engage in written or oral communications with its key developers, landlords and property managers in order to assess the Year 2000 readiness of their respective operations.

     Non-IT Vendors and Suppliers. The Company procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States, and is not dependent on any one vendor for more than 5% of its merchandise purchases. The Company procures its private label merchandise, which constitutes approximately 15% of the Company's total sales, principally from manufacturers located outside the United States. All of the Company's vendors have been notified in writing of the Company's expectation that the systems and operations of such vendors will be Year 2000 compliant before January 31, 1999. As a part of its contingency planning effort, the Company has commenced making inquiries as to the Year 2000 readiness of selected key vendors and private label manufacturers in order to identify any significant exposures that may exist and establish alternate sources or strategies where necessary. As of January 30, 1999, approximately 90% of the selected key vendors contacted had provided to the Company written or oral assurances that they are in the process of implementing compliance programs that are intended to address the Year 2000 issues affecting their respective operations.

     Contingency Planning. The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform three critical functions: (i) effect sales, (ii) order and receive merchandise, and (iii) pay its employees. The Company is currently gathering data in an effort to assess the potential effects on these mission critical functions of a failure of the Company's Year

2000 compliance program to be fully effective and, to the extent deemed appropriate, to develop a contingency plan to address such effects. The Company expects to complete its contingency plan by July 31, 1999.

     Costs. The Company has incurred to date approximately $26 million of costs to implement its Year 2000 compliance program and presently expects to incur approximately $46 million of costs in the aggregate, of which approximately 25% represents capitalized expenditures for hardware purchases. All of the Company's Year 2000 compliance costs have been or are expected to be funded from operating cash flows. The Company's Year 2000 compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its main-frame and mid-range computer systems and to install state of the art point-of-sale systems with respect to both pre-existing operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

     Risks. The novelty and complexity of the issues presented and the proposed solutions therefor and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's Year 2000 compliance efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program is designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 7 to the Consolidated Financial Statements. The majority of the Company's borrowings are under fixed rate instruments. However, the Company uses interest rate swaps and interest rate caps to help manage its exposure to interest rate movements and reduce borrowing costs. See Notes 7 and 14 to the Consolidated Financial Statements, which are incorporated herein by reference.

     Based on the Company's market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at January 30, 1999, the Company has determined that there was no material market risk exposure to the Company's consolidated financial position, results of operations or cash flows as of such date.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information called for by this item is set forth in the Company's Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

                                     INDEX

                                                                 PAGE
                                                                 ----
Management's Report.........................................     F-2
Independent Auditors' Report................................     F-3
Consolidated Statements of Income for the 52 weeks ended
  January 30, 1999, January 31, 1998 and February 1, 1997...     F-4
Consolidated Balance Sheets at January 30, 1999 and January
  31, 1998..................................................     F-5
Consolidated Statements of Changes in Shareholders' Equity
  for the 52 weeks ended January 30, 1999, January 31, 1998
  and February 1, 1997......................................     F-6
Consolidated Statements of Cash Flows for the 52 weeks ended
  January 30, 1999, January 31, 1998 and February 1, 1997...     F-7
Notes to Consolidated Financial Statements..................     F-8

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

          3. EXHIBITS:

     The following exhibits are filed herewith or incorporated by reference as indicated below.

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
     3.1         Certificate of Incorporation                   Exhibit 3.1 to the Company's Annual Report on
                                                                Form 10-K for the fiscal year ended January
                                                                28, 1995 (the "1994 Form 10-K")
     3.1.1       Certificate of Designations of Series A        Exhibit 3.1.1 to the 1994 Form 10-K
                 Junior Participating Preferred Stock
     3.2         By-Laws                                        Exhibit 3.2 to the 1994 Form 10-K
     4.1         Certificate of Incorporation                   See Exhibit 3.1
     4.2         By-Laws                                        See Exhibit 3.2
     4.3         Rights Agreement, dated as of December 15,     Exhibit 4.3 to the 1994 Form 10-K
                 1994, between the Company and the Bank of New
                 York, as rights agent
     4.4         Indenture, dated as of December 15, 1994,      Exhibit 4.1 to the Company's Registration
                 between the Company and State Street Bank and  Statement on Form S-3 (Registration No.
                 Trust Company (successor to The First          33-88328) filed on January 9, 1995 (the "S-3
                 National Bank of Boston), as Trustee           Registration Statement")
     4.4.1       Third Supplemental Indenture, dated as of      Exhibit 4.4.1 to the 1994 Form 10-K
                 January 23, 1995, between the Company and
                 State Street Bank and Trust Company
                 (successor to The First National Bank of
                 Boston), as Trustee

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
     4.4.2       Fifth Supplemental Indenture, dated as of      Exhibit 2 to the Company's Registration
                 October 6, 1995, between the Company and       Statement on Form 8-A, dated October 4, 1995
                 State Street Bank and Trust Company
                 (successor to The First National Bank of
                 Boston), as Trustee
     4.4.3       Seventh Supplemental Indenture, dated as of    Exhibit 4.2 to the Company's Quarterly Report
                 May 22, 1996, between the Company and State    on Form 10-Q for the period ended May 4, 1996
                 Street Bank and Trust Company (successor to    (the "May 1996 Form 10-Q")
                 The First National Bank of Boston), as
                 Trustee
     4.4.4       Eighth Supplemental Indenture, dated as of     Exhibit 2 to the Company's Current Report on
                 July 14, 1997, between the Company and State   Form 8-K dated as of July 15, 1997 (the "July
                 Street Bank and Trust Company (successor to    1997 Form 8-K")
                 The First National Bank of Boston), as
                 Trustee
     4.4.5       Ninth Supplemental Indenture, dated as of      Exhibit 3 to the July 1997 Form 8-K
                 July 14, 1997, between the Company and State
                 Street Bank and Trust Company (successor to
                 The First National Bank of Boston), as
                 Trustee
     4.5         Indenture, dated as of September 10, 1997,     Exhibit 4.4 to the Company's Amendment Number
                 between the Company and Citibank, N.A., as     1 to Form S-3 dated as of September 11, 1997
                 Trustee
     4.5.1       First Supplemental Indenture, dated as of      Exhibit 2 to the Company's Current Report on
                 February 6, 1998, between the Company and      Form 8-K dated as of February 6, 1998
                 Citibank, N.A., as Trustee
     4.5.2       Second Supplemental Indenture, dated as of     Exhibit 2 to the Company's Current Report on
                 August 26, 1998, between the Company and       Form 8-K dated as of August 25, 1998
                 Citibank, N.A., as Trustee
     4.6         Amended and Restated Series B Warrant          Exhibit 4.6 to the Company's Annual Report on
                 Agreement                                      Form 10-K for the fiscal year ended January
                                                                31, 1998 (the "1997 Form 10-K")
     4.7         Series C Warrant Agreement                     Exhibit 4.6 to the 1994 Form 10-K
     4.8         Series D Warrant Agreement                     Exhibit 4.7 to the 1994 Form 10-K
     4.9         Series E Warrant Agreement                     Exhibit 4.9 to the 1995 Form 10-K
     4.10        Warrant Agreement                              Exhibit 4.1 to Broadway's Annual Report on
                                                                Form 10-K (File No. 1-8765) for the fiscal
                                                                year ended January 30, 1993 (the "Broadway
                                                                1992 Form 10-K")
     4.10.1      Letter Agreement, dated October 11, 1995,      Exhibit 4.5.1 to the October 1995 Form 10-Q
                 between Broadway and The Bank of New York

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.1         364-Day Credit Agreement, dated as of July     Exhibit 10.1 to the Company's Quarterly
                 28, 1997, by and among the Company, the        Report on Form 10-Q for the period ended
                 Initial Lenders named therein, Citibank,       August 2, 1997 (the "August 1997 Form 10-Q")
                 N.A., as Administrative Agent and Paying
                 Agent, The Chase Manhattan Bank, as
                 Administrative Agent, BankBoston, N.A., as
                 Syndication Agent, and the Bank of America,
                 National Trust & Savings Association, as
                 Documentation Agent
    10.1.1       Amended and Restated Credit Agreement, dated   Exhibit 10.1 to the Company's Quarterly
                 as of June 29, 1998, by and among the          Report on Form 10-Q for the period ended
                 Company, the Initial Lenders named therein,    August 1, 1998 (the "August 1998 Form 10-Q")
                 Citibank, N.A., as Administrative Agent and
                 Paying Agent, The Chase Manhattan Bank, as
                 Administrative Agent, BankBoston, N.A., as
                 Syndication Agent, and the Bank of America,
                 National Trust & Savings Association, as
                 Documentation Agent
    10.2         Five-Year Credit Agreement, dated as of July   Exhibit 10.2 to the August 1997 Form 10-Q
                 28, 1997, by and among the Company, the
                 Initial Lenders named therein, Citibank,
                 N.A., as Administrative Agent and Paying
                 Agent, The Chase Manhattan Bank, as
                 Administrative Agent, BankBoston, N.A., as
                 Syndication Agent, and the Bank of America,
                 National Trust & Savings Association, as
                 Documentation Agent
    10.2.1       Letter Amendment to the Five-Year Credit       Exhibit 10.2 to the August 1998 Form 10-Q
                 Agreement, dated as of June 29, 1998, by and
                 among the Company, the Initial Lenders named
                 therein, Citibank, N.A., as Administrative
                 Agent and Paying Agent, The Chase Manhattan
                 Bank, as Administrative Agent, BankBoston,
                 N.A., as Syndication Agent, and the Bank of
                 America, National Trust & Savings
                 Association, as Documentation Agent
    10.3         Loan Agreement, dated as of May 26, 1994 (the  Exhibit 10.47 to the 1994 S-4 Registration
                 "Lazarus PA Mortgage Term Loan"), among        Statement
                 Lazarus PA, Inc. (formerly Joseph Horne Co.,
                 Inc.), the banks listed thereon, and PNC
                 Bank, Ohio, National Association, as Agent
                 ("PNC")

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.3.1       First Amendment to the Lazarus PA Mortgage     Exhibit 10.6 to the October 1995 Form 10-Q
                 Term Loan dated as of December 6, 1995
    10.3.2       Second Amendment to the Lazarus PA Mortgage    Exhibit 10.3.2 to the 1997 Form 10-K
                 Term Loan dated as of July 28, 1997
    10.4         Guaranty Agreement, dated as of May 26, 1994,  Exhibit 10.48 to the 1994 S-4 Registration
                 made by the Company in favor of the banks      Statement
                 listed on the Lazarus PA Mortgage Term Loan
                 and PNC
    10.4.1       Amendment #1 to Guaranty Agreement, dated as   Exhibit 10.7.1 to the 1994 Form 10-K
                 of February 28, 1995, made by the Company in
                 favor of the banks listed on the Lazarus PA
                 Mortgage Term Loan and PNC
    10.5         Amended and Restated Pooling and Servicing     Exhibit 4.10 to Prime's Current Report on
                 Agreement, dated as of December 15, 1992 (the  Form 8-K (File No. 0-2118), dated March 29,
                 "Pooling and Servicing Agreement"), among the  1993
                 Company, Prime Receivables Corporation
                 ("Prime") and The Chase Manhattan Bank,
                 successor to Chemical Bank, as Trustee
    10.5.1       First Amendment, dated as of December 1,       Exhibit 10.10.1 to the Company's Annual
                 1993, to the Pooling and Servicing             Report on Form 10-K (File No. 1-10951) for
                 Agreement                                      the fiscal year ended January 29, 1994 (the
                                                                "1993 Form 10-K")
    10.5.2       Second Amendment, dated as of February 28,     Exhibit 10.10.2 to the 1993 Form 10-K
                 1994, to the Pooling and Servicing Agreement
    10.5.3       Third Amendment, dated as of May 31, 1994, to  Exhibit 10.8.3 to the 1994 Form 10-K
                 the Pooling and Servicing Agreement
    10.5.4       Fourth Amendment, dated as of January 18,      Exhibit 10.6.4 to the 1995 Form 10-K
                 1995, to the Pooling and Servicing Agreement
    10.5.5       Fifth Amendment, dated as of April 30, 1995,   Exhibit 10.6.5 to the 1995 Form 10-K
                 to the Pooling and Servicing Agreement
    10.5.6       Sixth Amendment, dated as of July 27, 1995,    Exhibit 10.6.6 to the 1995 Form 10-K
                 to the Pooling and Servicing Agreement
    10.5.7       Seventh Amendment, dated as of May 14, 1996,   Exhibit 10.6.7 to the 1996 Form 10-K
                 to the Pooling and Servicing Agreement

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.5.8       Eighth Amendment, dated as of March 3, 1997,   Exhibit 10.6.8 to the 1996 Form 10-K
                 to the Pooling and Servicing Agreement
    10.5.9       Ninth Amendment, dated as of August 28, 1997,  Exhibit 10.1 to the Company's Quarterly
                 to the Pooling and Servicing Agreement         Report on Form 10-Q for the period ended
                                                                November 1, 1997 (the "November 1997 Form
                                                                10-Q")
    10.5.10      Tenth Amendment, dated as of August 3, 1998,   Exhibit 10.1 to the Company's Quarterly
                 to the Pooling and Servicing Agreement         Report on Form 10-Q for the period ended
                                                                October 31, 1998 (the "October 1998 Form
                                                                10-Q")
    10.6         Assumption Agreement under the Pooling and     Exhibit 10.10.3 to the 1993 Form 10-K
                 Servicing Agreement, dated as of September
                 15, 1993
    10.7         Series 1992-2 Supplement, dated as of          Exhibit 4.7 to Prime's Form 8-A
                 December 15, 1992, to the Pooling and
                 Servicing Agreement
    10.7.1       First Amendment to Series 1992-2               Exhibit 10.3 to the November 1997 Form 10-Q
                 Supplement, dated as of August 28, 1997,
                 to the Pooling and Servicing Agreement
    10.8         Series 1992-3 Supplement, dated as of January  Exhibit 4.8 to Prime's Current Report on Form
                 5, 1993, to the Pooling and Servicing          8-K (File No. 0-2118), dated January 29, 1993
                 Agreement
    10.9         Series 1995-1 Supplement, dated as of July     Exhibit 4.7 to Prime's Registration Statement
                 27, 1995, to the Pooling and Servicing         on Form S-1, filed July 14, 1995, as amended
                 Agreement
    10.9.1       First Amendment to Series 1995-1               Exhibit 10.4 to the November 1997 Form 10-Q
                 Supplement, dated as of August 28, 1997,
                 to the Pooling and Servicing Agreement
    10.10        Series 1996-1 Supplement, dated as of May 14,  Exhibit 4 to the May 1996 Prime 8-K
                 1996, to the Pooling and Servicing Agreement
    10.10.1      First Amendment to Series 1996-1               Exhibit 10.5 to the November 1997 Form 10-Q
                 Supplement, dated as of August 28, 1997,
                 to the Pooling and Servicing Agreement
    10.11        Receivables Purchase Agreement, dated as of    Exhibit 10.2 to Prime's Form 8-A
                 December 15, 1992 (the "Receivables Purchase
                 Agreement"), among Abraham & Straus, Inc.,
                 Bloomingdale's, Inc., Burdines, Inc., Jordan
                 Marsh Stores Corporation, Lazarus, Inc.,
                 Rich's Department Stores, Inc., Stern's
                 Department Stores, Inc., The Bon, Inc. and
                 Prime

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.11.1      First Amendment, dated as of June 23, 1993,    Exhibit 10.14.1 to 1993 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.2      Second Amendment, dated as of December 1,      Exhibit 10.14.2 to 1993 Form 10-K
                 1993, to the Receivables Purchase Agreement
    10.11.3      Third Amendment, dated as of February 28,      Exhibit 10.14.3 to 1993 Form 10-K
                 1994, to the Receivables Purchase Agreement
    10.11.4      Fourth Amendment, dated as of May 31, 1994,    Exhibit 10.13.4 to the 1994 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.5      Fifth Amendment, dated as of April 30, 1995,   Exhibit 10.12.5 to the 1995 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.6      Sixth Amendment, dated as of August 26, 1995,  Exhibit 10.13.6 to the 1996 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.7      Seventh Amendment, dated as of August 26,      Exhibit 10.13.7 to the 1996 Form 10-K
                 1995, to the Receivables Purchase Agreement
    10.11.8      Eighth Amendment, dated as of May 14, 1996,    Exhibit 10.13.8 to the 1996 Form 10-K
                 to the Receivables Purchase Agreement
    10.11.9      Ninth Amendment, dated as of March 3, 1997,    Exhibit 10.13.9 to the 1996 Form 10-K
                 to the Receivables Purchase Agreement.
    10.11.10     First Supplement, dated as of September 15,    Exhibit 10.14.4 to 1993 Form 10-K
                 1993, to the Receivables Purchase Agreement
    10.11.11     Second Supplement, dated as of May 31, 1994,   Exhibit 10.12.7 to the 1995 Form 10-K
                 to the Receivables Purchase Agreement
    10.12        Depository Agreement, dated as of December     Exhibit 10.15 to Company's Annual Report on
                 31, 1992, among Deerfield Funding              Form 10-K (File No. 1-10951) for the fiscal
                 Corporation, now known as Seven Hills Funding  year ended January 30, 1993 ("1992 Form
                 Corporation ("Seven Hills"), the Company, and  10-K")
                 The Chase Manhattan Bank, as Depository
    10.13        Liquidity Agreement, dated as of December 31,  Exhibit 10.16 to 1992 Form 10-K
                 1992, among Seven Hills, the Company, the
                 financial institutions named therein, and
                 Credit Suisse, New York Branch, as Liquidity
                 Agent

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.14        Pledge and Security Agreement, dated as of     Exhibit 10.17 to 1992 Form 10-K
                 December 31, 1992, among Seven Hills, the
                 Company, The Chase Manhattan Bank, as
                 Depository and Collateral Agent, and the
                 Liquidity Agent
    10.15        Commercial Paper Dealer Agreement, dated as    Exhibit 10.18 to 1992 Form 10-K
                 of December 31, 1992, among Seven Hills, the
                 Company, and Goldman Sachs Money Markets,
                 L.P.
    10.16        Commercial Paper Dealer Agreement, dated as    Exhibit 10.19 to 1992 Form 10-K
                 of December 31, 1992, among Seven Hills, the
                 Company, and Shearson Lehman Brothers, Inc.
    10.17        Receivables Purchase Agreement, dated as of    Exhibit 10.19 to the 1996 Form 10-K
                 January 22, 1997, among FDS National Bank and
                 Prime II Receivables Corporation ("Prime II")
    10.18        Class A Certificate Purchase Agreement, dated  Exhibit 10.20 to the 1996 Form 10-K as of January 22, 1997, among Prime II, FDS
                 National Bank, The Class A Purchasers Parties
                 thereto and Credit Suisse First Boston, New
                 York Branch, as Agent
    10.19        Class B Certificate Purchase Agreement, dated  Exhibit 10.21 to the 1996 Form 10-K as of January 22, 1997, among Prime II, FDS
                 National Bank, The Class B Purchasers Parties
                 thereto and Credit Suisse First Boston, New
                 York Branch, as Agent
    10.20        Pooling and Servicing Agreement, dated as of   Exhibit 10.22 to the 1996 Form 10-K
                 January 22, 1997, (the "Prime II Pooling and
                 Servicing Agreement") among Prime II, FDS
                 National Bank and The Chase Manhattan Bank,
                 as Trustee
    10.21        Series 1997-1 Supplement, dated as of January  Exhibit 10.23 to the 1996 Form 10-K
                 22, 1997, to the Prime II Pooling and
                 Servicing Agreement
    10.22        Commercial Paper Dealer Agreement, dated as    Exhibit 10.24 to the 1996 Form 10-K
                 of January 30, 1997, between the Company and
                 Citicorp Securities, Inc.
    10.23        Commercial Paper Issuing and Paying Agent      Exhibit 10.25 to the 1996 Form 10-K
                 Agreement, dated as of January 30, 1997,
                 between Citibank, N.A. and the Company

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.24        Commercial Paper Dealer Agreement, dated as    Exhibit 10.26 to the 1996 Form 10-K
                 of January 30, 1997, between the Company and
                 Lehman Brothers, Inc.
    10.25        Tax Sharing Agreement                          Exhibit 10.10 to Form 10
    10.26        Ralphs Tax Indemnification Agreement           Exhibit 10.1 to Form 10
    10.27        Account Purchase Agreement dated as of May     Exhibit 19.2 to Macy's Quarterly Report on
                 10, 1991, by and among Monogram Bank, USA,     Form 10-Q for the fiscal quarter ended May 4,
                 Macy's, Macy Credit Corporation, Macy          1991 (File No. 33-6192), as amended under
                 Funding, Macy's California, Inc., Macy's       cover of Form 8, dated October 3, 1991
                 Northeast, Inc., Macy's South, Inc.,           ("Macy's May 1991 Form 10-Q")
                 Bullock's Inc., I. Magnin, Inc., Master
                 Servicer, and Macy Specialty Stores, Inc. **
    10.28        Amended and Restated Credit Card Program       Exhibit 10.1 to the Company's Quarterly
                 Agreement, dated as of June 4, 1996, among GE  Report on Form 10-Q for the period ended
                 Capital Consumer Card Co. ("GE Bank"), FDS     August 3, 1996 (the "August 1996 Form 10-Q")
                 National Bank, Macy's East, Inc., Macy's
                 West, Inc., Bullock's, Inc., Broadway Stores,
                 Inc., FACS Group, Inc., and MSS-Delaware,
                 Inc. **
    10.29        Amended and Restated Trade Name and Service    Exhibit 10.2 to the August 1996 Form 10-Q
                 Mark License Agreement, dated as of June 4,
                 1996, among the Company, GE Bank and General
                 Electric Capital Corporation ("GE Capital")
    10.30        FACS Credit Services and License Agreement,    Exhibit 10.3 to the August 1996 Form 10-Q
                 dated as of June 4, 1996, by and among GE
                 Bank, GE Capital and FACS Group, Inc. **
    10.31        FDS Guaranty, dated as of June 4, 1996         Exhibit 10.4 to the August 1996 Form 10-Q
    10.32        GE Capital Credit Services and License         Exhibit 10.5 to the August 1996 Form 10-Q
                 Agreement, dated as of June 4, 1996, among GE
                 Capital, FDS National Bank, the Company and
                 FACS Group, Inc. **
    10.33        GE Capital/GE Bank Credit Services Agreement,  Exhibit 10.6 to the August 1996 Form 10-Q
                 dated as of June 4, 1996, among GE Capital
                 and GE Bank **

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    10.34        Amended and Restated Commercial Accounts       Exhibit 10.7 to the August 1996 Form 10-Q
                 Agreement, dated as of June 4, 1996, among GE
                 Capital, the Company, FDS National Bank,
                 Macy's East, Inc., Macy's West, Inc.,
                 Bullock's, Inc., Broadway Stores, Inc., FACS
                 Group, Inc. and MSS-Delaware, Inc. **
    10.35        1992 Executive Equity Incentive Plan *         Exhibit 10.12 to Form 10
    10.36        1995 Executive Equity Incentive Plan, as       Exhibit 10.1 to the Company's Quarterly
                 amended and restated as of May 16, 1997 *      Report on Form 10-Q for the period ended May
                                                                3, 1997
    10.37        1992 Incentive Bonus Plan, as amended and      Exhibit 10.37 to the 1997 Form 10-K
                 restated as of December 12, 1997 *
    10.38        Form of Severance Agreement *                  Exhibit 10.33 to the 1994 Form 10-K
    10.39        Form of Indemnification Agreement *            Exhibit 10.14 to Form 10
    10.40        Senior Executive Medical Plan *                Exhibit 10.1.7 to 1989 Form 10-K
    10.41        Employment Agreement, dated as of March 10,    Exhibit 10.44 to the 1996 Form 10-K
                 1997, between James M. Zimmerman and the
                 Company *
    10.42        Employment Agreement, dated as of May 16,      Exhibit 10.43 to the 1997 Form 10-K
                 1997, between Terry J. Lundgren and the
                 Company *
    10.43        Form of Employment Agreement for Executives    Exhibit 10.31 to 1993 Form 10-K
                 and Key Employees *
    10.44        Form of Severance Agreement (for Executives
                 and Key Employees other than the Executive
                 Officers)
    10.45        Form of Second Amended and Restated Severance
                 Agreement (for the Executive Officers)
    10.46        Supplementary Executive Retirement Plan, as    Exhibit 10.46 to the 1996 Form 10-K
                 amended and restated as of January 1, 1997 *
    10.47        Executive Deferred Compensation Plan, as       Exhibit 10.47 to the 1996 Form 10-K
                 amended *
    10.48        Profit Sharing 401(k) Investment Plan          Exhibit 10.48 to the 1996 Form 10-K
                 (amending and restating the Retirement Income
                 and Thrift Incentive Plan) effective as of
                 April 1, 1997 *
    10.49        Cash Account Pension Plan (amending and        Exhibit 10.49 to the 1996 Form 10-K
                 restating the Company Pension Plan)
                 effective as of January 1, 1997 *
    21           Subsidiaries

EXHIBIT NUMBER                    DESCRIPTION                       DOCUMENT IF INCORPORATED BY REFERENCE
--------------                    -----------                       -------------------------------------
    22           Consent of KPMG LLP
    23           Powers of Attorney
    27           Financial Data Schedule

---------------

      * Constitutes a compensatory plan or arrangement.

     ** Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

     (b) Reports on Form 8-K. Current report on Form 8-K, dated December 3, 1998, reporting matters under items 5 and 7 thereof.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FEDERATED DEPARTMENT STORES, INC.

                                          By:     /s/ DENNIS J. BRODERICK
                                            ------------------------------------
                                                    Dennis J. Broderick
                                               Senior Vice President, General
                                                    Counsel and Secretary
Date: April 21, 1999

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON APRIL 21, 1999.

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

                          *                              President and Chief Merchandising Officer and
-----------------------------------------------------      Director
                  Terry J. Lundgren

                          *                              Vice Chairman, Finance and Real Estate and Director
-----------------------------------------------------
                   Ronald W. Tysoe

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

                                          By:     /s/ DENNIS J. BRODERICK
                                            ------------------------------------
                                                    Dennis J. Broderick
                                                      Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Management's Report.........................................    F-2
Independent Auditors' Report................................    F-3
Consolidated Statements of Income for the 52 weeks ended
  January 30, 1999, January 31, 1998 and February 1, 1997...    F-4
Consolidated Balance Sheets at January 30, 1999 and January
  31, 1998..................................................    F-5
Consolidated Statements of Changes in Shareholders' Equity
  for the 52 weeks ended January 30, 1999, January 31, 1998
  and February 1, 1997......................................    F-6
Consolidated Statements of Cash Flows for the 52 weeks ended
  January 30, 1999, January 31, 1998 and February 1, 1997...    F-7
Notes to Consolidated Financial Statements..................    F-8

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

     The consolidated financial statements of the Company have been audited by KPMG LLP, independent certified public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audits conducted in accordance with generally accepted auditing standards.

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

Karen M. Hoguet
Senior Vice President, Chief Financial Officer and Treasurer

Joel A. Belsky
Vice President and Controller

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the fifty-two week periods ended January 30, 1999, January 31, 1998 and February 1, 1997. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for the fifty-two week periods ended January 30, 1999, January 31, 1998 and February 1, 1997, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Cincinnati, Ohio
March 2, 1999

                       FEDERATED DEPARTMENT STORES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                       (MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                              52 WEEKS ENDED     52 WEEKS ENDED     52 WEEKS ENDED
                                                             JANUARY 30, 1999   JANUARY 31, 1998   FEBRUARY 1, 1997
                                                             ----------------   ----------------   ----------------
Net sales, including leased department sales...............      $15,833            $15,668            $15,229
                                                                 -------            -------            -------
Cost of sales..............................................        9,616              9,581              9,354
Selling, general and administrative expenses...............        4,762              4,746              4,982
                                                                 -------            -------            -------
Operating income...........................................        1,455              1,341                893
Interest expense...........................................         (304)              (418)              (499)
Interest income............................................           12                 35                 47
                                                                 -------            -------            -------
Income before income taxes and extraordinary items.........        1,163                958                441
Federal, state and local income tax expense................         (478)              (383)              (175)
                                                                 -------            -------            -------
Income before extraordinary items..........................          685                575                266
Extraordinary items........................................          (23)               (39)                 -
                                                                 -------            -------            -------
Net income.................................................      $   662            $   536            $   266
                                                                 =======            =======            =======
Basic earnings per share:
  Income before extraordinary items........................      $  3.27            $  2.74            $  1.28
  Extraordinary items......................................         (.11)              (.18)                 -
                                                                 -------            -------            -------
  Net income...............................................      $  3.16            $  2.56            $  1.28
                                                                 =======            =======            =======
Diluted earnings per share:
  Income before extraordinary items........................      $  3.06            $  2.58            $  1.24
  Extraordinary items......................................         (.10)              (.17)                 -
                                                                 -------            -------            -------
  Net income...............................................      $  2.96            $  2.41            $  1.24
                                                                 =======            =======            =======

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   (MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                              JANUARY 30, 1999   JANUARY 31, 1998
                                                              ----------------   -----------------
                           ASSETS
Current Assets:
  Cash......................................................      $   307             $   142
  Accounts receivable.......................................        2,209               2,640
  Merchandise inventories...................................        3,259               3,239
  Supplies and prepaid expenses.............................          117                 115
  Deferred income tax assets................................           80                  58
                                                                  -------             -------
          Total Current Assets..............................        5,972               6,194
Property and Equipment - net................................        6,572               6,520
Intangible Assets - net.....................................          631                 690
Other Assets................................................          289                 334
                                                                  -------             -------
          Total Assets......................................      $13,464             $13,738
                                                                  =======             =======
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...........................................      $   524             $   556
  Accounts payable and accrued liabilities..................        2,446               2,416
  Income taxes..............................................           98                  88
                                                                  -------             -------
          Total Current Liabilities.........................        3,068               3,060
Long-Term Debt..............................................        3,057               3,919
Deferred Income Taxes.......................................        1,060                 939
Other Liabilities...........................................          570                 564
Shareholders' Equity........................................        5,709               5,256
                                                                  -------             -------
          Total Liabilities and Shareholders' Equity........      $13,464             $13,738
                                                                  =======             =======

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                 ACCUMULATED
                                             ADDITIONAL                             UNEARNED        OTHER           TOTAL
                                    COMMON    PAID-IN     ACCUMULATED   TREASURY   RESTRICTED   COMPREHENSIVE   SHAREHOLDERS'
                                    STOCK     CAPITAL       EQUITY       STOCK       STOCK         INCOME          EQUITY
                                    ------   ----------   -----------   --------   ----------   -------------   -------------
BALANCE AT FEBRUARY 3, 1996.......    $2       $4,269       $  568       $(562)       $(3)          $  -           $4,274
Net Income........................                             266                                                    266
                                                                                                                   ------
Total comprehensive income........                                                                                    266
Stock issued under stock plans....                125                       (4)                                       121
Restricted stock plan
  amortization....................                                                      2                               2
Income tax benefit related to
  stock plan activity.............                  6                                                                   6
                                      --       ------       ------       -----        ---           ----           ------
BALANCE AT FEBRUARY 1, 1997.......     2        4,400          834        (566)        (1)             -            4,669
Net Income........................                             536                                                    536
Minimum pension liability
  adjustment, net of income tax
  effect..........................                                                                    (3)              (3)
                                                                                                                   ------
Total comprehensive income........                                                                                    533
Stock issued under stock plans....                 46                       (7)        (1)                             38
Deferred compensation plan
  distributions...................                                           1                                          1
Income tax benefit related to
  stock plan activity.............                 15                                                                  15
                                      --       ------       ------       -----        ---           ----           ------
BALANCE AT JANUARY 31, 1998.......     2        4,461        1,370        (572)        (2)            (3)           5,256
Net Income........................                             662                                                    662
Minimum pension liability
  adjustment, net of income tax
  effect..........................                                                                    (7)              (7)
                                                                                                                   ------
Total comprehensive income........                                                                                    655
Stock repurchases.................                                        (591)                                      (591)
Stock issued under stock plans....                 36                       (6)                                        30
Deferred compensation plan
  distributions...................                                           1                                          1
Restricted stock plan
  amortization....................                                                      1                               1
Income tax benefit related to
  stock plan activity.............                 13                                                                  13
Stock issued in conversion of
  subordinated notes..............               (104)                     448                                        344
                                      --       ------       ------       -----        ---           ----           ------
BALANCE AT JANUARY 30, 1999.......    $2       $4,406       $2,032       $(720)       $(1)          $(10)          $5,709
                                      ==       ======       ======       =====        ===           ====           ======

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (MILLIONS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                            52 WEEKS ENDED     52 WEEKS ENDED     52 WEEKS ENDED
                                                           JANUARY 30, 1999   JANUARY 31, 1998   FEBRUARY 1, 1997
                                                           ----------------   ----------------   ----------------
Cash flows from operating activities:
  Net income.............................................      $   662            $   536            $   266
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization of property and
         equipment.......................................          596                563                504
      Amortization of intangible assets..................           27                 27                 27
      Amortization of financing costs....................            7                 20                 27
      Amortization of unearned restricted stock..........            1                  -                  2
      Loss on early extinguishment of debt...............           23                 39                  -
      Changes in assets and liabilities:
         Decrease in accounts receivable.................          235                194                223
         (Increase) decrease in merchandise
           inventories...................................          (20)                 7               (151)
         (Increase) decrease in supplies and prepaid
           expenses......................................           (2)                (5)                67
         (Increase) decrease in other assets not
           separately identified.........................           31                 (7)               (12)
         Increase (decrease) in accounts payable and
           accrued liabilities not separately
           identified....................................            6                (36)               177
         Increase in current income taxes................           25                103                  2
         Increase in deferred income taxes...............          103                138                 84
         Increase (decrease) in other liabilities not
           separately identified.........................           (4)                (6)                 4
                                                               -------            -------            -------
           Net cash provided by operating activities.....        1,690              1,573              1,220
                                                               -------            -------            -------
Cash flows from investing activities:
  Purchase of property and equipment.....................         (695)              (696)              (846)
  Disposition of property and equipment..................           50                178                196
  Collection of note receivable..........................          200                200                  -
                                                               -------            -------            -------
           Net cash used by investing activities.........         (445)              (318)              (650)
                                                               -------            -------            -------
Cash flows from financing activities:
  Debt issued............................................          650                763                689
  Financing costs........................................            -                 (7)               (11)
  Debt repaid............................................       (1,229)            (2,027)            (1,335)
  Increase (decrease) in outstanding checks..............           47                (45)               (65)
  Acquisition of treasury stock..........................         (594)                (2)                (1)
  Issuance of common stock...............................           46                 56                129
                                                               -------            -------            -------
           Net cash used by financing activities.........       (1,080)            (1,262)              (594)
                                                               -------            -------            -------
Net increase (decrease) in cash..........................          165                 (7)               (24)
Cash beginning of period.................................          142                149                173
                                                               -------            -------            -------
Cash end of period.......................................      $   307            $   142            $   149
                                                               =======            =======            =======
Supplemental cash flow information:
  Interest paid..........................................      $   306            $   412            $   465
  Interest received......................................           15                 38                 46
  Income taxes paid (net of refunds received)............          304                121                 21

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                       FEDERATED DEPARTMENT STORES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Intangible assets are amortized on a straight-line basis over their estimated lives (see Note 6). The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the present value of the expected future operating cash flows derived from such intangible assets is less than their carrying value.

     Advertising and promotional costs, which are generally expensed as incurred, amounted to $739 million, $680 million and $618 million for the 52 weeks ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

     Financing costs are amortized over the life of the related debt.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board Opinion No. 25 and related interpretations (see Note 12).

     Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" (see Note 15).

     Effective February 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The adoption of these statements did not impact the Company's consolidated financial position, results of operation or cash flows and, where applicable, are limited to the form and content of their disclosures.

     Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts for the most recent year.

     In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet using fair value measurement. The accounting for changes in the fair value of derivatives depends on the intended use of the derivatives and the resulting hedging designation, if any. The Company is currently reviewing the impact of this statement; however, based on the Company's minimal use of derivatives, management does not anticipate that its adoption will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. EXTRAORDINARY ITEMS

     The extraordinary item for the 52 weeks ended January 30, 1999 represents costs of $23 million, net of income tax benefit of $15 million, associated with the completion of a tender offer pursuant to which the Company purchased and retired approximately $340 million aggregate principal amount of its 10% Senior Notes due 2001.

     The extraordinary item for the 52 weeks ended January 31, 1998 represents costs of $39 million, net of income tax benefit of $25 million, associated with the prepayment of all amounts outstanding under the

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Company's mortgage loan facility, secured promissory note, certain other mortgages and previous bank credit facility, all of which were retired and terminated.

3. ACCOUNTS RECEIVABLE

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
                                                                     (MILLIONS)
Due from customers..........................................    $2,099        $2,322
Less allowance for doubtful accounts........................        77           100
                                                                ------        ------
                                                                 2,022         2,222
Other receivables...........................................       187           418
                                                                ------        ------
Net receivables.............................................    $2,209        $2,640
                                                                ======        ======

     Sales through the Company's credit plans were $4,028 million, $4,002 million and $4,191 million for the 52 weeks ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively. The credit plans relating to certain operations of the Company are owned by a third party. Other receivables at January 31, 1998 includes $200 million of a note relating to the sale of certain divisions in 1988.

     Finance charge income amounted to $345 million, $391 million and $430 million for the 52 weeks ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

     Changes in allowance for doubtful accounts are as follows:

                                       52 WEEKS ENDED     52 WEEKS ENDED      52 WEEKS ENDED
                                      JANUARY 30, 1999   JANUARY 31, 1998    FEBRUARY 1, 1997
                                      ----------------   -----------------   -----------------
                                                             (MILLIONS)
Balance, beginning of year..........       $ 100               $  96               $  83
Charged to costs and expenses.......         112                 167                 172
Net uncollectible balances written
  off...............................        (135)               (163)               (159)
                                           -----               -----               -----
Balance, end of year................       $  77               $ 100               $  96
                                           =====               =====               =====

4. INVENTORIES

     Merchandise inventories were $3,259 million at January 30, 1999, compared to $3,239 million at January 31, 1998. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the first-in, first-out method. The application of the LIFO method did not impact cost of sales for the 52 weeks ended January 30, 1999, January 31, 1998 or February 1, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

5. PROPERTIES AND LEASES

                                                              JANUARY 30,    JANUARY 31,
                                                                 1999           1998
                                                              -----------    -----------
                                                                      (MILLIONS)
Land........................................................    $1,018         $1,019
Buildings on owned land.....................................     2,399          2,314
Buildings on leased land and leasehold improvements.........     1,552          1,552
Store fixtures and equipment................................     3,713          3,305
Leased properties under capitalized leases..................        73             76
                                                                ------         ------
                                                                 8,755          8,266
Less accumulated depreciation and amortization..............     2,183          1,746
                                                                ------         ------
                                                                $6,572         $6,520
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

     Minimum rental commitments (excluding executory costs) at January 30, 1999, for noncancellable leases are:

                                                      CAPITALIZED    OPERATING
                                                        LEASES         LEASES      TOTAL
                                                      -----------    ----------    ------
                                                                     (MILLIONS)
Fiscal year:
  1999..............................................      $13          $  145      $  158
  2000..............................................       12             143         155
  2001..............................................       12             136         148
  2002..............................................       10             125         135
  2003..............................................        9             114         123
  After 2003........................................       64             921         985
                                                          ---          ------      ------
Total minimum lease payments........................      120          $1,584      $1,704
                                                                       ======      ======
Less amount representing interest...................       54
                                                          ---
Present value of net minimum capitalized lease
  payments..........................................      $66
                                                          ===

     Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($6 million) and long-term ($60 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

payments shown above have not been reduced by minimum sublease rentals of approximately $6 million on capitalized leases and $12 million on operating leases.

Rental expense consists of:

                                                 52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                                JANUARY 30, 1999    JANUARY 31, 1998    FEBRUARY 1, 1997
                                                ----------------    ----------------    ----------------
                                                                       (MILLIONS)
Real estate (excluding executory costs)
  Capitalized leases -
     Contingent rentals.......................        $  3                $  4                $  4
  Operating leases -
     Minimum rentals..........................         144                 149                 151
     Contingent rentals.......................          21                  23                  21
                                                      ----                ----                ----
                                                       168                 176                 176
                                                      ----                ----                ----
  Less income from subleases -
     Capitalized leases.......................           1                   1                   1
     Operating leases.........................           3                   3                   3
                                                      ----                ----                ----
                                                         4                   4                   4
                                                      ----                ----                ----
                                                      $164                $172                $172
                                                      ====                ====                ====
Personal property - Operating leases..........        $ 22                $ 37                $ 60
                                                      ====                ====                ====

6. INTANGIBLE ASSETS

                                                         JANUARY 30,        JANUARY 31,
                                                             1999               1998
                                                         -----------        -----------
                                                                   (MILLIONS)
Reorganization value in excess of amount allocable to
  identifiable assets................................        $100               $100
Excess of cost over net assets acquired..............         262                294
Tradenames...........................................         458                458
                                                             ----               ----
                                                              820                852
Less accumulated amortization........................         189                162
                                                             ----               ----
Intangible assets - net..............................        $631               $690
                                                             ====               ====

     Intangible assets are being amortized on a straight-line basis over 20 years, except for tradenames which are being amortized over 40 years. The Company recorded $32 million of tax benefits as a reduction to excess of cost over net assets acquired during the 52 weeks ended January 30, 1999 (see Note
9).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

7. FINANCING

                                                            JANUARY 30,        JANUARY 31,
                                                                1999               1998
                                                            -----------        -----------
                                                                      (MILLIONS)
Short-term debt:
  Receivables backed financings.........................       $  490             $  375
  Current portion of long-term debt.....................           34                  5
  Note monetization facility............................            -                176
                                                               ------             ------
          Total short-term debt.........................       $  524             $  556
                                                               ======             ======
Long-term debt:
  Receivables backed financings.........................       $  836             $1,326
  8.5% Senior notes due 2003............................          450                450
  8.125% Senior notes due 2002..........................          400                400
  6.125% Term Enhanced ReMarketable Securities due
     2011...............................................          350                  -
  7.45% Senior debentures due 2017......................          300                300
  7.0% Senior debentures due 2028.......................          300                294
  6.79% Senior debentures due 2027......................          250                250
  10.0% Senior notes due 2001...........................          110                450
  Capital lease obligations and mortgages...............           61                 99
  5.0% Convertible subordinated notes due 2003..........            -                350
                                                               ------             ------
          Total long-term debt..........................       $3,057             $3,919
                                                               ======             ======

     Interest expense was as follows:

                                           52 WEEKS ENDED     52 WEEKS ENDED      52 WEEKS ENDED
                                          JANUARY 30, 1999   JANUARY 31, 1998    FEBRUARY 1, 1997
                                          ----------------   -----------------   ----------------
                                                                (MILLIONS)
Interest on debt........................        $293               $392                $464
Amortization of financing costs.........           7                 20                  27
Interest on capitalized leases..........           7                  8                   9
                                                ----               ----                ----
  Subtotal..............................         307                420                 500
Less interest capitalized on
  construction..........................          (3)                (2)                 (1)
                                                ----               ----                ----
                                                $304               $418                $499
                                                ====               ====                ====

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Future maturities of long-term debt, other than capitalized leases and including unamortized original issue discount of $1 million, are shown below:

                                                              (MILLIONS)
Fiscal year:
  2000......................................................     $  -
  2001......................................................      699
  2002......................................................      998
  2003......................................................      450
  2004......................................................      250
  After 2004................................................      600

     On February 6, 1998, the Company issued $300 million of 7.0% Senior Debentures due 2028. On August 26, 1998, the Company issued $350 million of
6 1/8% Term Enhanced ReMarketable Securities (TERMS) due in 2011, puttable to the Company in 2001. Also during the 52 weeks ended January 30, 1999, the Company renewed a portion of the bank credit agreement which provides a $500 million unsecured revolving credit facility with a termination date of July 26, 1999. As of January 30, 1999, the Company had $27 million of standby letters of credit and $42 million of trade letters of credit outstanding under this agreement.

     During the 52 weeks ended January 30, 1999, the Company repaid borrowings totaling $1,229 million. The major components of debt repaid included $340 million of its 10% Senior Notes due 2001, the remaining $176 million of borrowings under a note monetization facility, $294 million of short-term debt refinanced at the end of 1997 and $375 million of receivables backed financings. Also, during the 52 weeks ended January 30, 1999, the $350 million aggregate principal amount of the Company's 5.0% Convertible Subordinated Notes due 2003 was converted into 10.2 million shares of common stock.

     The following summarizes certain components of the Company's debt:

BANK CREDIT AGREEMENTS

     The Company and certain financial institutions are parties to (i) the Five-Year Credit Agreement, pursuant to which such financial institutions have provided the Company with a $1,500 million revolving loan facility (the "Five Year Facility") and (ii) the 364 Day Credit Agreement, pursuant to which such financial institutions have provided the Company with a $500 million revolving loan facility (the "364-Day Facility" and, together with the Five-Year Facility, the "Revolving Loan Facilities"). The Company's obligations under the Revolving Loan Facilities are not secured or guaranteed.

     As of January 30, 1999, there were no revolving credit loans outstanding under the Revolving Loan Facilities. However, there were $69 million of letters of credit outstanding under the Revolving Loan Facilities at January 30, 1999. As of January 31, 1998, there were $150 million of revolving credit loans outstanding under the Revolving Loan Facilities which, as a result of a refinancing, was classified as long term debt. Additionally, there were $112 million of letters of credit outstanding under the Revolving Loan Facilities at January 31, 1998. Revolving loans under the Revolving Loan Facilities bear interest based on published rates. As of January 31, 1998, the average rate per annum was 5.78%.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

COMMERCIAL PAPER

     On January 30, 1997, the Company established a $400 million program (subsequently increased to $2,000 million) for the issuance from time to time of unsecured commercial paper. The issuance of commercial paper under the program will have the effect, while such commercial paper is outstanding, of reducing the Company's borrowing capacity under the Revolving Loan Facilities by an amount equal to the principal amount of such commercial paper. As of January 30, 1999, there was no such commercial paper outstanding. As of January 31, 1998, there was $144 million of such commercial paper outstanding which, as a result of a refinancing, was classified as long-term debt.

RECEIVABLES BACKED FINANCINGS

     Receivables backed financings classified as short-term debt consist of the current portion of amounts due under certain receivables backed certificates issued by a subsidiary of the Company together with receivables backed commercial paper issued by a subsidiary of the Company (of which none and $375 million were outstanding as of January 30, 1999 and January 31, 1998, respectively). Receivables backed financings classified as long-term debt consist of receivables backed certificates issued by a subsidiary of the Company, which certificates represent undivided interests in a master trust originated by such subsidiary, bear interest at rates ranging from 6.70% to 6.90% per annum and mature between May 1, 2001 and September 15, 2002.

SENIOR NOTES AND DEBENTURES

     The Senior Notes and the Senior Debentures are unsecured obligations of the Company. The holders of the Senior Debentures due 2027 may elect to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued and unpaid interest to the date of repayment.

TERMS

     The TERMS are unsecured obligations of the Company. The final maturity is scheduled to occur on September 1, 2011 ("Final Maturity"), but may be adjusted during the remarketing process. The TERMS will bear interest at the rate of 6 1/8% per annum to September 1, 2001 ("Investor Maturity Date"). The interest rate to Final Maturity will be determined during the remarketing process and will be equal to the sum of 5.64% per annum plus the Company's then current credit spread for similar debt instruments. At the Investor Maturity Date, the remarketing dealer may purchase the TERMS from the investors, at face value, and remarket the securities to new investors or the remarketing dealer may give notice to the Company that such securities shall be tendered to the Company and retired.

OTHER FINANCING ARRANGEMENT

     In addition to the financing arrangements discussed above, on January 22, 1997, the Company entered into an arrangement providing for off balance sheet financing of up to $200 million (subsequently increased to $375 million) of non-proprietary credit card receivables arising under accounts owned by the Company. At January 30, 1999 and January 31, 1998, $340 million and $243 million, respectively, of borrowings were outstanding under this arrangement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999          1998
                                                              -----------   -----------
                                                                     (MILLIONS)
Merchandise and expense accounts payable....................    $1,630        $1,587
Liabilities to customers....................................       220           173
Taxes other than income taxes...............................       116           116
Accrued wages and vacation..................................        91            86
Accrued interest............................................        45            51
Other.......................................................       344           403
                                                                ------        ------
                                                                $2,446        $2,416
                                                                ======        ======

9. TAXES

     Income tax expense is as follows:

                                   52 WEEKS ENDED               52 WEEKS ENDED               52 WEEKS ENDED
                                  JANUARY 30, 1999             JANUARY 31, 1998             FEBRUARY 1, 1997
                             --------------------------   --------------------------   --------------------------
                             CURRENT   DEFERRED   TOTAL   CURRENT   DEFERRED   TOTAL   CURRENT   DEFERRED   TOTAL
                             -------   --------   -----   -------   --------   -----   -------   --------   -----
                                                                  (MILLIONS)
    Federal................   $405       $(19)    $386     $319       $ (1)    $318     $176       $(31)    $145
    State and local........     96         (4)      92       66         (1)      65       36         (6)      30
                              ----       ----     ----     ----       ----     ----     ----       ----     ----
                              $501       $(23)    $478     $385       $ (2)    $383     $212       $(37)    $175
                              ====       ====     ====     ====       ====     ====     ====       ====     ====

     The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 52 weeks ended January 30, 1999, January 31, 1998 and February 1, 1997, to income before income taxes and extraordinary items. The reasons for this difference and their tax effects are as follows:

                                         52 WEEKS ENDED     52 WEEKS ENDED     52 WEEKS ENDED
                                        JANUARY 30, 1999   JANUARY 31, 1998   FEBRUARY 1, 1997
                                        ----------------   ----------------   ----------------
                                                              (MILLIONS)
Expected tax..........................        $407               $335               $154
State and local income taxes, net of
  federal income tax expense..........          60                 43                 20
Permanent difference arising from
  amortization of intangible assets...           9                  9                  9
Other.................................           2                 (4)                (8)
                                              ----               ----               ----
                                              $478               $383               $175
                                              ====               ====               ====

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                              JANUARY 30,   JANUARY 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                                      (MILLIONS)
Deferred tax assets:
  Operating loss carryforwards..............................    $   115       $   174
  Accrued liabilities accounted for on a cash basis for tax
     purposes...............................................        172           175
  Postretirement benefits other than pensions...............        165           171
  Allowance for doubtful accounts...........................         30            40
  Capitalized lease debt....................................         29            31
  Alternative minimum tax credit carryforwards..............         16            53
  Other.....................................................        133           132
                                                                -------       -------
     Total gross deferred tax assets........................        660           776
                                                                -------       -------
Deferred tax liabilities:
  Excess of book basis over tax basis of property and
     equipment..............................................     (1,355)       (1,345)
  Merchandise inventories...................................       (125)         (122)
  Prepaid pension expense...................................        (64)          (68)
  Other.....................................................        (96)         (122)
                                                                -------       -------
     Total gross deferred tax liabilities...................     (1,640)       (1,657)
                                                                -------       -------
     Net deferred tax liability.............................    $  (980)      $  (881)
                                                                =======       =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and tax planning strategies in making this assessment. Tax law limits the use of an acquired enterprise's net operating loss carryforwards ("NOLs") to subsequent taxable income of the acquired enterprise in a consolidated tax return for the combined enterprise. As of January 30, 1999, the Company estimated that NOLs, which are available to offset future taxable income of acquired enterprises through 2009, were approximately $324 million. During the year ended January 30, 1999, the Company recorded an additional $32 million of tax benefits related to an acquired enterprise's NOLs and reduced the excess of cost over net assets acquired accordingly. As of January 30, 1999, the Company also had alternative minimum tax credit carryforwards of $16 million, which are available to reduce future income taxes, if any, over an indefinite period.

10. RETIREMENT PLANS

     The Company has a defined benefit plan ("Pension Plan") and a defined contribution plan ("Savings Plan") which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a defined benefit supplementary retirement plan which includes benefits, for certain employees, in excess of qualified plan limitations. For the 52 weeks ended January 30, 1999, January 31, 1998 and

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

February 1, 1997, net retirement expense for these plans totaled $30 million, $35 million and $29 million, respectively.

     Measurements of plan assets and obligations for the Pension Plan and the defined benefit supplementary retirement plan are calculated as of December 31 of each year. The discount rates used to determine the actuarial present value of projected benefit obligations under such plans were 6.75% as of December 31, 1998 and 7.25% as of December 31, 1997. The assumed weighted average rate of increase in future compensation levels under such plans was 5.0% as of December 31, 1998 and December 31, 1997. The long-term rate of return on assets (Pension Plan only) was 9.75% as of December 31, 1998 and December 31, 1997.

PENSION PLAN

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plan as of December 31, 1998 and 1997:

                                                               1998      1997
                                                              ------    ------
                                                                 (MILLIONS)
  Change in projected benefit obligation
     Projected benefit obligation, beginning of year........  $1,403    $1,281
     Service cost...........................................      29        30
     Interest cost..........................................      97        99
     Actuarial loss.........................................      58       119
     Benefits paid..........................................    (127)     (126)
                                                              ------    ------
     Projected benefit obligation, end of year..............  $1,460    $1,403
  Changes in plan assets (primarily stocks, bonds and U.S.
     government securities)
     Fair value of plan assets, beginning of year...........  $1,590    $1,469
     Actual return on plan assets...........................     201       247
     Benefits paid..........................................    (127)     (126)
                                                              ------    ------
     Fair value of plan assets, end of year.................  $1,664    $1,590
                                                              ------    ------
     Funded status..........................................  $  204    $  187
     Unrecognized net gain..................................     (28)      (21)
     Unrecognized prior service cost........................       3         3
                                                              ------    ------
     Prepaid pension expense................................  $  179    $  169
                                                              ======    ======

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Net pension costs for the Company's Pension Plan included the following actuarially determined components:

                                         52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                        JANUARY 30, 1999    JANUARY 31, 1998    FEBRUARY 1, 1997
                                        ----------------    ----------------    ----------------
                                                               (MILLIONS)
Service cost..........................       $  29               $  30               $  36
Interest cost.........................          97                  99                  94
Expected return on assets.............        (137)               (132)               (126)
Amortization of prior service cost....           1                   -                   -
Recognition of net actuarial loss.....           -                   -                   7
Cost of special termination
  benefits............................           -                   9                   -
                                             -----               -----               -----
  Net pension expense (credit)........       $ (10)              $   6               $  11
                                             =====               =====               =====

     In connection with a program to modify certain health care benefits for future retirees at one division, during the 52 weeks ended January 31, 1998, the Company incurred $9 million of special termination benefits to eligible employees who elected to retire within a specified time period.

     As permitted under SFAS No. 87, "Employers' Accounting for Pensions," the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plan.

     The Company's policy is to fund the Pension Plan at or above the minimum required by law. For the 1998 and 1997 plan years, the Pension Plan was considered to be fully funded and no funding contributions were required or made. Plan assets are held by independent trustees.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SUPPLEMENTARY RETIREMENT PLAN

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of December 31, 1998 and 1997:

                                                              1998     1997
                                                              -----    -----
                                                                (MILLIONS)
Change in projected benefit obligation
  Projected benefit obligation, beginning of year...........  $  94    $  75
  Service cost..............................................      4        2
  Interest cost.............................................      8        5
  Plan amendments...........................................      -        3
  Actuarial loss............................................     36       16
  Benefits paid.............................................    (10)      (7)
                                                              -----    -----
  Projected benefit obligation, end of year.................  $ 132    $  94
Change in plan assets
  Fair value of plan assets, beginning of year..............  $   -    $   -
  Company contributions.....................................     10        7
  Benefits paid.............................................    (10)      (7)
                                                              -----    -----
  Fair value of plan assets, end of year....................  $   -    $   -
                                                              -----    -----
  Funded status.............................................  $(132)   $ (94)
  Unrecognized net loss.....................................     49        9
  Unrecognized prior service cost...........................      6        7
                                                              -----    -----
  Accrued benefit cost......................................  $ (77)   $ (78)
                                                              =====    =====
Amounts recognized in the statement of financial position
  Accrued benefit cost......................................    (99)     (89)
  Intangible asset..........................................      5        7
  Accumulated other comprehensive income....................     17        4
                                                              -----    -----
Net amount recognized.......................................  $ (77)   $ (78)
                                                              =====    =====

     The accumulated benefit obligation for the supplementary retirement plan was $99 million and $89 million as of December 31, 1998 and December 31, 1997, respectively.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Net pension costs for the supplementary retirement plan included the following actuarially determined components:

                                         52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                        JANUARY 30, 1999    JANUARY 31, 1998    FEBRUARY 1, 1997
                                        ----------------    ----------------    ----------------
                                                               (MILLIONS)
Service cost..........................        $ 4                 $ 2                 $ 2
Interest cost.........................          8                   5                   5
Amortization of prior service cost....          1                   2                   1
Recognition of net actuarial loss.....          3                   -                   -
                                              ---                 ---                 ---
  Net pension expense.................        $16                 $ 9                 $ 8
                                              ===                 ===                 ===

     As permitted under SFAS No. 87, "Employers' Accounting for Pensions," the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

SAVINGS PLAN

     The Savings Plan includes a voluntary savings feature for eligible employees. The Company's contribution is based on the Company's annual earnings and the minimum contribution is 33 1/3% of an employee's eligible savings. Expense for the Savings Plan amounted to $24 million for the 52 weeks ended January 30, 1999, $20 million for the 52 weeks ended January 31, 1998 and $10 million for the 52 weeks ended February 1, 1997.

DEFERRED COMPENSATION PLAN

     The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number it estimates will be needed for distribution on account of stock credits currently outstanding. At January 30, 1999, January 31, 1998, and February 1, 1997, the liability under the plan, which is reflected in other liabilities, was $21 million, $17 million, and $12 million, respectively. Expense for the 52 weeks ended January 30, 1999, 52 weeks ended January 31, 1998, and 52 weeks ended February 1, 1997, was immaterial.

11. POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the postretirement obligations as of December 31, 1998 and 1997:

                                                              1998     1997
                                                              -----    -----
                                                                (MILLIONS)
Change in accumulated postretirement benefit obligation
  Accumulated postretirement benefit obligation, beginning
     of year................................................  $ 325    $ 364
  Service cost..............................................      2        2
  Interest cost.............................................     22       23
  Plan amendments...........................................     (2)     (23)
  Actuarial (gain) loss.....................................     12      (16)
  Curtailment loss..........................................      -        1
  Loss due to special termination benefits..................      -        1
  Benefits paid.............................................    (27)     (27)
                                                              -----    -----
  Accumulated postretirement benefit obligation, end of
     year...................................................  $ 332    $ 325
Change in plan assets
  Fair value of plan assets, beginning of year..............  $   -    $   -
  Company contributions.....................................     27       27
  Benefits paid.............................................    (27)     (27)
                                                              -----    -----
  Fair value of plan assets, end of year....................  $   -    $   -
                                                              -----    -----
  Funded status.............................................  $(332)   $(325)
  Unrecognized net gain.....................................    (50)     (73)
  Unrecognized prior service cost...........................    (30)     (31)
                                                              -----    -----
  Accrued benefit cost......................................  $(412)   $(429)
                                                              =====    =====

     Net postretirement benefit expense included the following actuarially determined components:

                                         52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                        JANUARY 30, 1999    JANUARY 31, 1998    FEBRUARY 1, 1997
                                        ----------------    ----------------    ----------------
                                                               (MILLIONS)
Service cost..........................        $  2                $  2                $  5
Interest cost.........................          23                  23                  27
Amortization of prior service cost....          (5)                 (4)                 (2)
Recognition of net actuarial gain.....          (9)                (11)                 (4)
Reduction for special termination
  benefits............................           -                  (3)                  -
                                              ----                ----                ----
  Net postretirement benefit
     expense..........................        $ 11                $  7                $ 26
                                              ====                ====                ====

     The discount rate used in determining the actuarial present value of unfunded postretirement benefit obligations was 6.75% as of December 31, 1998 and 7.25% as of December 31, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs. For purposes of determining the present values of unfunded postretirement benefit obligations, the annual growth rate in the per capita cost of various components of such medical benefit obligations was assumed to range from 7.5% to 9.5% in the first year, and to decrease gradually for each such component to range from 4.5% to 5.5% by 2003 and to remain at those levels thereafter. The foregoing growth-rate assumption has a significant effect on such determination. To illustrate, increasing such assumed growth rates by one percentage point would increase the present value of unfunded postretirement benefit obligation as of December 31, 1998 by $14 million and the net periodic postretirement benefit expense for 1998 by $1 million. Alternatively, decreasing such assumed growth rates by one percentage point would decrease the present value of unfunded postretirement benefit obligations as of December 31, 1998 by $13 million and the net periodic postretirement benefit expense for 1998 by $1 million.

     As permitted under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Plan.

12. EQUITY PLAN

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Stock option transactions are as follows:

                                        52 WEEKS ENDED        52 WEEKS ENDED        52 WEEKS ENDED
                                       JANUARY 30, 1999      JANUARY 31, 1998      FEBRUARY 1, 1997
                                      -------------------   -------------------   ------------------
                                                 WEIGHTED              WEIGHTED             WEIGHTED
                                                 AVERAGE               AVERAGE              AVERAGE
                                                  OPTION                OPTION               OPTION
                                       SHARES     PRICE      SHARES     PRICE     SHARES     PRICE
                                      --------   --------   --------   --------   -------   --------
                                                          (SHARES IN THOUSANDS)
Outstanding, beginning of year......  10,825.3    $28.78     9,140.2    $24.65    7,415.7    $20.48
Granted.............................   4,592.2     52.49     4,133.7     34.49    3,057.8     33.14
Canceled............................    (677.5)    35.54      (630.0)    29.51     (403.9)    23.95
Exercised...........................  (1,079.2)    24.96    (1,818.6)    20.80     (929.4)    19.60
                                      --------    ------    --------    ------    -------    ------
Outstanding, end of year............  13,660.8    $36.72    10,825.3    $28.78    9,140.2    $24.65
                                      ========    ======    ========    ======    =======    ======
Exercisable, end of year............   4,590.8    $25.34     3,315.0    $22.56    3,136.8    $20.33
                                      ========    ======    ========    ======    =======    ======
Weighted average fair value of
  options granted during the year...              $20.67                $14.26               $13.04
                                                  ======                ======               ======

     The following summarizes information about stock options, which remain outstanding as of January 30, 1999:

                                         OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                          -------------------------------------------------   ------------------------------
                                        WEIGHTED AVERAGE
         RANGE OF           NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
     EXERCISE PRICES      OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
     ---------------      -----------   ----------------   ----------------   -----------   ----------------
                          (THOUSANDS)                                         (THOUSANDS)
     $11.63 - 25.00         3,418.8        5.4 years            $20.87          2,946.2          $20.60
      25.01 - 40.00         5,811.6        7.8 years             33.96          1,629.7           33.72
      40.01 - 79.44         4,430.4        9.2 years             52.57             14.9           46.02

     As of January 30, 1999, 6.9 million shares of Common Stock were available for additional grants pursuant to the Company's equity plan, of which 1.2 million shares were available for grant in the form of restricted stock. No shares of Common Stock were granted in the form of restricted stock during the 52 weeks ended January 30, 1999 or February 1, 1997. During the 52 weeks ended January 31, 1998, 30,000 shares of Common Stock were granted in the form of restricted stock at a market value of $34.38 and fully vest after 3 years. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plan.

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for compensation cost under its equity plan. Had compensation cost for the Company's equity plan been determined consistent with Statement of Financial Accounting Standards No. 123 for options

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

granted subsequent to January 28, 1995, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                                    JANUARY 30, 1999    JANUARY 31, 1998    FEBRUARY 1, 1997
                                                    ----------------    ----------------    ----------------
                                                               (MILLIONS, EXCEPT PER SHARE DATA)
Net income                  As Reported.........         $ 662               $ 536               $ 266
                            Pro forma...........           637                 521                 258
Basic earnings per share    As Reported.........          3.16                2.56                1.28
                            Pro forma...........          3.04                2.49                1.24
Diluted earnings per share  As Reported.........          2.96                2.41                1.24
                            Pro forma...........          2.85                2.34                1.21

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

                                                          52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                                         JANUARY 30, 1999    JANUARY 31, 1998    FEBRUARY 1, 1997
                                                         ----------------    ----------------    ----------------
Dividend yield.......................................              -                   -                   -
Expected volatility..................................          30.6%               29.7%               25.2%
Risk-free interest rate..............................           5.7%                6.8%                6.1%
Expected life........................................        6 years             6 years             6 years

13. SHAREHOLDERS' EQUITY

     The authorized shares of the Company consist of 125.0 million shares of preferred stock ("Preferred Stock"), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share, with 242.2 million shares of Common Stock issued and 208.5 million shares of Common Stock outstanding at January 30, 1999 and 239.9 million shares of Common Stock issued and 209.9 million shares of Common Stock outstanding at January 31, 1998 (with shares held in the Company's treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

     During 1998, the Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $1 billion of its common stock through January 29, 2000. Through January 30, 1999, 12.8 million shares of common stock at an aggregate cost of $591 million had been acquired under the repurchase program.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

FUTURE STOCK ISSUANCES

     The Company is authorized to issue 1.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series B Warrants,
9.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series C Warrants, 9.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series D Warrants and 0.2 million shares of Common Stock (subject to adjustment) upon the exercise of the Company's Series E Warrants. The warrants have the following terms:

                                                 SHARES PER    EXERCISE    EXPIRATION
                                                  WARRANT       PRICE         DATE
                                                 ----------    --------    ----------
Series B.......................................    1.047        $35.00       2/15/00
Series C.......................................    1.000         25.93      12/19/99
Series D.......................................    1.000         29.92      12/19/01
Series E.......................................    0.270         17.00      10/08/99

TREASURY STOCK

     Treasury stock contains shares repurchased under the stock repurchase program, shares issued to wholly owned subsidiaries of the Company in connection with an acquisition, shares maintained in a trust related to the deferred compensation plans and shares repurchased to cover employee tax liabilities related to other stock plan activity.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Changes in the number of shares held in the treasury are as follows:

                                  52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                 JANUARY 30, 1999    JANUARY 31, 1998    FEBRUARY 1, 1997
                                 ----------------    ----------------    ----------------
                                                       (THOUSANDS)
Balance, beginning of year.....         159.3              84.8                40.8
Additions:
  Repurchase program...........      12,810.1                 -                   -
  Restricted stock.............          51.6              70.0                41.9
  Deferred compensation plan...           4.1               4.5                 2.1
Distributions:
  Issued in conversion of
     subordinated notes........      (9,205.7)                -                   -
                                     --------             -----                ----
Balance, end of year...........       3,819.4             159.3                84.8
                                     ========             =====                ====

     Additions to treasury stock for restricted stock and the deferred compensation plan represent shares accepted in lieu of cash to cover employee tax liability upon lapse of restrictions for restricted stock and upon distribution of common stock under the deferred compensation plans.

     Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding. Changes in the number of shares held in the trust are as follows:

                                  52 WEEKS ENDED      52 WEEKS ENDED      52 WEEKS ENDED
                                 JANUARY 30, 1999    JANUARY 31, 1998    FEBRUARY 1, 1997
                                 ----------------    ----------------    ----------------
                                                       (THOUSANDS)
Balance, beginning of year.....       378.7               283.5               213.9
Additions......................        80.0               123.7                90.6
Distributions..................       (24.2)              (28.5)              (21.0)
                                      -----               -----               -----
Balance, end of year...........       434.5               378.7               283.5
                                      =====               =====               =====

14. FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

  Interest rate swap agreements

     The fair values of the interest rate swap agreements are obtained from dealer quotes. The values represent the estimated amount the Company would pay or receive to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

     The estimated fair values of certain financial instruments of the Company are as follows:

                                          JANUARY 30, 1999                    JANUARY 31, 1998
                                  ---------------------------------    ------------------------------
                                   NOTIONAL      CARRYING     FAIR     NOTIONAL    CARRYING     FAIR
                                    AMOUNT        AMOUNT     VALUE      AMOUNT      AMOUNT     VALUE
                                  -----------    --------    ------    --------    --------    ------
                                                              (MILLIONS)
Long-term debt..................    $2,997        $2,996     $3,207     $3,854      $3,853     $4,179
Interest rate cap agreements....       789             -          -        827           -          -
Interest rate swap agreements...         -             -          -        376           -         (2)

     The interest rate cap agreements in effect at January 30, 1999 and January 31, 1998 are used to hedge interest rate risk related to variable rate indebtedness under the Company's Receivables Backed Financings. These interest rate cap agreements are recorded at cost and are amortized on a straight-line basis over the life of the cap.

     The interest rate swap agreements in effect at January 31, 1998 were used, in effect, to fix the interest on a portion of the debt outstanding under the Note Monetization and the Revolving Loan Facilities.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

15. EARNINGS PER SHARE

     The reconciliation of basic earnings per share to diluted earnings per share based on income before extraordinary items is as follows:

                                     52 WEEKS ENDED            52 WEEKS ENDED            52 WEEKS ENDED
                                    JANUARY 30, 1999          JANUARY 31, 1998          FEBRUARY 1, 1997
                                 -----------------------   -----------------------   -----------------------
                                 SHARES           INCOME   SHARES           INCOME   SHARES           INCOME
                                 ------           ------   ------           ------   ------           ------
                                                      (MILLIONS, EXCEPT PER SHARE DATA)
Income before extraordinary
  items and average number of
  shares outstanding...........  209.1             $685    209.2             $575    207.5             $266
Shares to be issued under
  deferred compensation
  plans........................     .4                        .3                        .2
Shares to be issued to IRS.....                                                         .1
                                 -----             ----    -----             ----    -----             ----
                                 209.5             $685    209.5             $575    207.8             $266
     Basic earnings per
       share...................           $3.27                     $2.74                     $1.28
                                          =====                     =====                     =====
Effect of dilutive securities:
  Warrants.....................    7.4                       5.4                       2.8
  Stock options................    2.2                       2.0                       1.6
  Convertible notes............    6.8                7     10.2               10     10.2               11
                                 -----             ----    -----             ----    -----             ----
                                 225.9             $692    227.1             $585    222.4             $277
     Diluted earnings per
       share...................           $3.06                     $2.58                     $1.24
                                          =====                     =====                     =====

     In addition to the warrants and stock options reflected in the foregoing table, warrants and stock options to purchase 4.7 million, 0.2 million and 3.7 million shares of common stock at prices ranging from $33.13 to $79.44 per share were outstanding at January 30, 1999, January 31, 1998 and February 1, 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

16. QUARTERLY RESULTS (UNAUDITED)

     Unaudited quarterly results for the 52 weeks ended January 30, 1999 and January 31, 1998, were as follows:

                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         -------    -------    -------    -------
                                                            (MILLIONS, EXCEPT PER SHARE DATA)
52 Weeks Ended January 30, 1999:
  Net sales............................................  $3,456     $3,523     $3,647     $5,207
  Operating income.....................................     181        267        257        750
  Income before extraordinary item.....................      60        107        110        408
  Net income...........................................      60        107         87        408
  Basic earnings per share:
     Income before extraordinary item..................     .29        .51        .53       1.95
     Net income........................................     .29        .51        .42       1.95
  Diluted earnings per share:
     Income before extraordinary item..................     .27        .47        .50       1.88
     Net income........................................     .27        .47        .40       1.88

52 Weeks Ended January 31, 1998:
  Net sales............................................  $3,409     $3,453     $3,746     $5,060
  Operating income.....................................     148        212        268        713
  Income before extraordinary item.....................      24         67        105        379
  Net income...........................................      24         28        105        379
  Basic earnings per share:
     Income before extraordinary item..................     .12        .32        .50       1.80
     Net income........................................     .12        .13        .50       1.80
  Diluted earnings per share:
     Income before extraordinary item..................     .11        .31        .47       1.66
     Net income........................................     .11        .13        .47       1.66

17. SUBSEQUENT EVENT (UNAUDITED)

     On March 18, 1999, the Company acquired Fingerhut Companies, Inc. ("Fingerhut") for a purchase price of $1,700 million, including $297 million of Fingerhut indebtedness. Fingerhut is a database marketing company that sells a broad range of products and services directly to consumers via catalogs, direct marketing and the Internet, with 1998 annual sales in excess of $1,500 million. The Company funded the Fingerhut acquisition through a combination of cash on hand and short-term borrowings. On March 24, 1999, the Company issued $350 million of 6.3% Senior Notes due 2009 and $400 million of 6.9% Senior Debentures due 2029 and used the proceeds thereof to repay a portion of such short-term borrowings. The Fingerhut acquisition will be accounted for as a purchase.