Form 10-Q
period 1999-05-01
FEDERATED DEPARTMENT STORES INC /DE/
filed 1999-06-15
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of   the
Securities Exchange Act of 1934 for the fiscal quarter ended  May
1, 1999.





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

209,531,928 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of May 29, 1999.




                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Income
                           (Unaudited)

              (millions, except per share figures)


                                      13 Weeks Ended     13 Weeks Ended
                                        May 1, 1999        May 2, 1998

Net Sales                                $ 3,707             $ 3,456

Cost of sales                              2,266               2,106

Selling, general and
administrative expenses                    1,216               1,169

Operating Income                             225                 181

Interest expense                             (78)                (83)

Interest income                                3                   6

Income Before Income Taxes                   150                 104

Federal, state and local income
tax expense                                  (63)                (44)

Net Income                               $    87             $    60

Basic earnings per share                 $   .42             $   .29

Diluted earnings per share               $   .40             $   .27


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (millions)


                                        May 1,        January 30,       May 2,
                                         1999            1999            1998
ASSETS:
 Current Assets:
  Cash                                $    239         $    307       $    179
  Accounts receivable                    2,165            2,209          2,446
  Merchandise inventories                3,599            3,259          3,336
  Supplies and prepaid expenses            200              117            105
  Deferred income tax assets               142               80             62
   Total Current Assets                  6,345            5,972          6,128

 Property and Equipment - net            6,624            6,572          6,422
 Intangible Assets - net                 1,889              631            684
 Other Assets                              572              289            319

   Total Assets                       $ 15,430         $ 13,464       $ 13,553

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                     $  1,225         $    524       $    357
  Accounts payable and
  accrued liabilities                    2,699            2,446          2,375
  Income taxes                              75               98             24
   Total Current Liabilities             3,999            3,068          2,756

 Long-Term Debt                          3,806            3,057          3,920
 Deferred Income Taxes                   1,236            1,060            975
 Other Liabilities                         576              570            557
 Shareholders' Equity                    5,813            5,709          5,345

   Total Liabilities and
   Shareholders' Equity               $ 15,430         $ 13,464       $ 13,553


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.





                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                           13 Weeks Ended       13 Weeks Ended
                                             May 1, 1999          May 2, 1998
Cash flows from operating activities:
 Net income                                     $  87               $  60
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                  158                 149
   Amortization of intangible assets               15                   6
   Amortization of financing costs                  1                   2
   Changes in assets and liabilities:
      Decrease in accounts receivable             158                 194
      Increase in merchandise inventories        (175)                (97)
      Decrease in supplies and prepaid
      expenses                                      2                  10
      Decrease in other assets not
        separately identified                      43                   4
      Decrease in accounts payable and accrued
       liabilities not separately identified     (114)               (116)
      Decrease in current income taxes            (23)                (64)
      Increase in deferred income taxes             1                  32
      Decrease in other liabilities not
       separately identified                       (7)                 (6)
        Net cash provided by operating
         activities                               146                 174

Cash flows from investing activities:
 Purchase of property and equipment               (52)                (51)
 Acquisition of Fingerhut Companies,
   Inc., net of cash acquired                  (1,539)                  -
 Capitalized software                              (6)                  -
 Investments in affiliated companies               (9)                  -
 Disposition of property and equipment              3                  16
 Net cash used by
 investing activities                          (1,603)                (35)

Cash flows from financing activities:
 Debt issued                                    1,326                 300
 Financing costs                                  (10)                 (7)
 Debt repaid                                       (1)               (499)
 Increase in outstanding checks                    69                  75
 Issuance of common stock                           5                  29
        Net cash provided (used) by
          financing activities                  1,389                (102)


(Continued)



                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                           13 Weeks Ended       13 Weeks Ended
                                             May 1, 1999          May 2, 1998

 Net increase (decrease) in cash                  (68)                 37
 Cash at beginning of period                      307                 142

 Cash at end of period                          $ 239               $ 179


 Supplemental cash flow information:
  Interest paid                                 $  73               $  80
  Interest received                                 3                   6
  Income taxes paid (net of refunds
    received)                                      84                  68
  Schedule of noncash investing and financing
   activities:
      Debt assumed in acquisition                 125                   -
      Equity issued in acquisition                 12                   -






The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.








                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

1.   Summary of Significant Accounting Policies

  A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the "1998 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 1998 10-K.

  Substantially all department store merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market.
  Direct-to-customer merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 weeks ended
  May 1, 1999 and May 2, 1998 (which do not include the
  Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 weeks ended May 1, 1999 and May 2, 1998, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

2.   Acquisition

  On March 18, 1999, the Company purchased Fingerhut Companies, Inc. ("Fingerhut"), a database marketing company that sells a broad range of products and services directly to consumers via catalogs, direct marketing and the Internet. The total purchase price of the Fingerhut acquisition was approximately $1,720 million, including the assumption of $125 million of debt and transaction costs.

  The Fingerhut acquisition is being accounted for under the purchase method of accounting and, accordingly, the Company's results of operations do not include any revenues or expenses related to the acquisition prior to the closing date and the purchase price has been allocated to Fingerhut's assets and liabilities based on the estimated fair value of these assets and liabilities as of that date.


                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

3.   Segment Data

  The Company conducts its business through two segments, department stores and direct-to-customer. The Company operates over 400 department stores throughout the country that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods. On March 18, 1999, the Company acquired Fingerhut which, together with Bloomingdale's By Mail, Macy's By Mail, macys.com and certain other direct marketing activities, comprises its direct-to-customer segment. This segment sells a broad range of products and services directly to consumers via catalogs, direct marketing and the Internet. Corporate and other consists of the assets and liabilities, and related income or expense, associated with the corporate office and certain items managed on a company-wide basis (e.g., intangibles, financial instruments, income taxes, retirement benefits and properties held for sale or disposition).

  The financial information for each segment is reported on the basis used internally by the Company to evaluate performance and allocate resources. Prior year results have not been restated to conform to the current presentation as it is not practicable to do so.

                                                   13 Weeks  Ended
                                              May 1,             May 2,
(millions)                                     1999               1998

   Revenues by segment were as follows:

   Department Stores                         $3,544              $3,456
   Direct-to-Customer                           163                   -

   Total                                     $3,707              $3,456

  Operating income by segment was
  as follows:

  Department Stores                          $  273              $  220
  Direct-to-Customer                             (2)                  -

  Total segment operating income                271                 220
  Corporate and other                           (46)                (39)

  Operating income                           $  225              $  181

  Depreciation and amortization by
  segment was as follows:

  Department Stores                          $  153              $  147
  Direct-to-Customer                              3                   -
  Corporate and other                            17                   8

  Total                                      $  173              $  155





                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

                                                   13 Weeks  Ended
                                              May 1,             May 2,
(millions)                                     1999               1998

  Capital expenditures (purchase of
  property and equipment)
  by segment were as follows:

  Department Stores                          $   51              $   51
  Direct-to-Customer                              1                   -
  Corporate and other                             -                   -

  Total                                      $   52              $   51

  Total assets for each segment at
  the end of the reporting
  period were as follows:

  Department Stores                         $12,083             $12,236
Direct-to-Customer                              900                   -
  Corporate and other                         2,447               1,317

  Total                                     $15,430             $13,553



4.   Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                                   13 Weeks Ended
                                         May 1, 1999             May 2, 1998
                                     Shares       Income    Shares        Income
  (millions, except per share data)
  Net income and average number of
     shares outstanding              208.6         $ 87     210.4          $ 60

  Shares to be issued under
     deferred compensation plan         .4            -        .3             -

                                     209.0         $ 87     210.7          $ 60

        Basic earnings per share            $ .42                  $ .29

Effect of dilutive securities:
     Warrants                          5.7                    8.1
     Stock options                     1.7                    2.6
     Convertible notes                   -            -      10.2             3
                                     216.4         $ 87     231.6          $ 63

        Diluted earnings per share          $ .40                  $ .27





                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)


  In addition to the warrants and stock options reflected in the foregoing table, warrants and stock options to purchase 6.6 million and 4.5 million shares of common stock at prices ranging from $41.50 to $79.44 per share were outstanding at May 1, 1999 and May 2, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive.









                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations

  The Company acquired Fingerhut on March 18, 1999. The acquisition is being accounted for under the purchase method of accounting and, accordingly, the Company's results of operations do not include any revenues or expenses related to the acquisition prior to the closing date. The results of operations of Fingerhut have been grouped with the Company's Bloomingdale's By Mail, Macy's By Mail and macys.com operations and certain other direct marketing activities as the direct-to-customer segment.

  For purposes of the following discussion, all references to "first quarter of 1999" and "first quarter of 1998" are to the Company's 13-week fiscal periods ended May 1, 1999 and May 2,
  1998, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended May 1, 1999 and May 2, 1998

  Net sales for the first quarter of 1999 totaled $3,707 million, compared to net sales of $3,456 million for the first quarter of 1998, an increase of 7.3%. Net sales for department stores for the first quarter of 1999 were $3,544 million compared to $3,456 million for the first quarter of 1998, an increase of 2.5%. On a comparable store basis (sales from stores opened prior to February 1, 1998), net sales for the first quarter of 1999 increased 4.0% compared to the first quarter of 1998. Net sales for the direct-to-customer business segment were $163 million for the first quarter of 1999.

  Cost of sales was 61.1% of net sales for the first quarter of 1999, compared to 61.0% for the first quarter of 1998. Due to the highly competitive environment, cost of sales as a percent of net sales for department stores was up 0.4% in the first quarter of 1999 compared to the same period a year ago. Due to the lower cost of sales from the direct-to-customer business in the first quarter of 1999, compared to cost of sales for department stores, total cost of sales as a percent of net sales increased only slightly from the same year-ago period. Cost of sales was not impacted by the valuation of department store merchandise inventory on the last-in, first-out basis in the first quarter of 1999 or in the first quarter of 1998.

  Selling, general and administrative ("SG&A") expenses were 32.8% of net sales for the first quarter of 1999 compared to 33.8% for the first quarter of 1998. Department store SG&A expenses improved 1.8% as a percent of department store net sales, reflecting the impact of higher sales with flat nonpayroll expenses and lower bad debt expense, which was partially offset by reduced finance charge income resulting from lower receivable balances. The higher SG&A expense rate for the direct-to-customer segment, including recently launched businesses, and higher amortization expense due to the Fingerhut acquisition combined to reduce the overall improvement in the SG&A expense rate to 1.0%.

  Net interest expense was $75 million for the first quarter of 1999, compared to $77 million for the first quarter of 1998. The lower interest expense for the first quarter of 1999 is due to lower interest rates resulting from refinancings completed in 1998, which was partially offset by the increased outstanding debt resulting from the Fingerhut acquisition.


                 FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  The Company's effective income tax rate of 42.0% for the first quarter of 1999 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

  Liquidity and Capital Resources

  The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

  Net cash provided by operating activities in the first quarter of 1999 was $146 million, a decrease of $28 million from the net cash provided by operating activities in the first quarter of 1998. The decrease in net cash provided by operating activities reflects increased payments of non-merchandise accounts payable due primarily to the Fingerhut acquisition. The increase in merchandise inventories was offset by a greater increase in merchandise accounts payable.

  Net cash used by investing activities was $1,603 million for the first quarter of 1999, including the purchase of Fingerhut. Investing activities for the first quarter of 1999 also included purchases of property and equipment totaling $52 million and $9 million invested in Internet companies. During the first quarter of 1999, the Company opened one new department store and plans to open two additional department stores during the remainder of 1999.

  Net cash provided by the Company from all financing activities was $1,389 million for the first quarter of 1999. The Company funded the acquisition of Fingerhut through a combination of cash on hand and short-term borrowings. During the first quarter of 1999, the Company issued $350 million of 6.3% Senior Notes due 2009 and $400 million of 6.9% Senior Debentures due 2029, the proceeds of which were used to refinance a portion of the short-term borrowings used by the Company to acquire Fingerhut.

  Management believes the department store business and other retail businesses will continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of, and investments in, department stores, Internet-related companies, catalog companies and other complementary assets and companies.

  Management of the Company believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations and the possible issuance from time to time of long-term debt or other securities. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance existing indebtedness or for other corporate purposes.

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

    As discussed separately under the caption "Fingerhut" below, Fingerhut undertook a similar program prior to being acquired by the Company.

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


                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


    Non-IT Systems. The Company has undertaken a review of its non-IT systems and has substantially completed the remediation of those systems that are within the Company's control. In addition, the Company's centralized real estate department has communicated to the developers, landlords and property managers of all of the Company's properties the Company's expectation that the systems utilized in the management and operation of such properties that are not within the Company's control are or will timely be Year 2000 compliant. As a further step, the Company has engaged in written or oral communications with its key developers, landlords and property managers in order to assess the Year 2000 readiness of their respective operations.

     Non-IT Vendors and Suppliers. The Company procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States, and is not dependent on any one vendor for more than 5% of its merchandise purchases. The Company procures its private label merchandise, which constitutes approximately 15% of the Company's total sales, principally from manufacturers located outside the United States. All of the Company's vendors have been notified in writing of the Company's expectation that the systems and operations of such vendors will be Year 2000 compliant. Selected key vendors have provided to the Company written or oral assurances that they are in the process of implementing compliance programs that are intended to address the Year 2000 issues affecting their respective operations.

    Contingency Planning. The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform three critical functions: (i) effect sales, (ii) order and receive merchandise, and (iii) pay its employees. The Company has substantially completed the process of gathering data in order to assess the potential effects on these mission critical functions of a failure of the Company's Year 2000 compliance program to be fully effective and, to the extent deemed appropriate, is currently developing a contingency plan to address such effects. The Company expects to complete its contingency plan by July 31, 1999.

    Fingerhut. Fingerhut implemented a program to address the effects of the Year 2000 issue prior to being acquired by the Company. The actions contemplated by Fingerhut's Year 2000 compliance program have been substantially completed and substantially all of the costs Fingerhut expected to incur have been incurred. The foregoing discussion of the Company's Year 2000 compliance program does not address Fingerhut's systems or vendors or any aspect of Fingerhut's Year 2000 compliance program. However, the discussion below of risks associated with the Year 2000 issue apply equally to the Company and Fingerhut and their respective Year 2000 compliance programs.

    Costs. The Company (excluding Fingerhut) has incurred to date approximately $30 million of costs to implement its Year 2000 compliance program and presently expects to incur approximately $46 million of costs in the aggregate, of which approximately 25% represents capitalized expenditures for hardware purchases. All of the Company's Year 2000 compliance costs have been or are expected to be funded from operating cash flows. The Company's Year 2000 compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  to continually upgrade its main-frame and mid-range computer systems and to install state of the art point-of-sale systems with respect to both pre-existing operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

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


                PART II -- OTHER INFORMATION

              FEDERATED DEPARTMENT STORES, INC.

Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of the Company's stockholders was held on May 21, 1999. The Company's stockholders voted on the following items at such meeting:

          i. The stockholders approved the election of four Directors for a three-year term expiring at the 2002 Annual Meeting of the Company's stockholders. The votes for such elections were as follows: Meyer Feldberg - 172,932,103 votes in favor and 35,644,459 votes withheld; Terry J. Lundgren
               - 173,383,157 votes in favor and 35,193,405
               votes withheld; Ronald W. Tysoe - 173,392,688 votes in favor and 35,183,874 votes withheld; and Marna C. Whittington - 173,391,085 votes in favor and 35,185,477 votes withheld.
               There were no broker non-votes on this item.

          ii. The stockholders ratified the employment of KPMG LLP as the Company's independent accountants for the fiscal year ending January 29, 2000. The votes for the ratification were 174,951,900, the votes against the ratification were 319,530, the votes abstained were 83,723, and there were no broker non-votes.

          iii. The stockholders approved a proposal to amend the 1995 Executive
               Equity Incentive Plan to increase the number of shares of common stock of the Company available for issuance thereunder. The votes for the proposal were 122,088,623, the votes against the proposal were 486,707, the votes abstained were 52,143,421, and there were no broker non-votes.

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


                PART II -- OTHER INFORMATION

        FEDERATED DEPARTMENT STORES, INC. (continued)

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Agreement and Plan of Merger, dated as of February 10, 1999, among Federated Department Stores, Inc., Bengal Subsidiary Corporation and Fingerhut Companies, Inc. (incorporated by reference to Exhibit (c)(1) of the
               Schedule 14D-1, filed by Federated and Bengal on February 18, 1999.

          10.2 Commercial Paper Dealer Agreement, dated as of March 12, 1999, between Federated
               Department Stores, Inc., as Issuer, and
               Goldman, Sachs & Co., as Dealer.

          10.3 Commercial Paper Dealer Agreement, dated as of March 12, 1999, between Federated
               Department Stores, Inc., as Issuer, and First
               Chicago Capital Markets, Inc., as Dealer.

          10.4 Commercial Paper Dealer Agreement, dated as of
               March 12, 1999, between Federated Department Stores, Inc., as Issuer, and Chase Securities Inc., as Dealer.

          10.5 Purchase Agreement, dated as of March 18, 1999, between Federated Department Stores, Inc. and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Chase Securities Inc., NationsBanc Montgomery Securities LLC and PNC Capital Markets, Inc., as representatives of the Several Purchasers (incorporated by reference to Exhibit 4.1 to Federated Department Stores, Inc.'s Registration Statement on Form S-4 (Registration No. 333-76795) filed on April 22, 1999 (the "Registration Statement")).

                PART II -- OTHER INFORMATION

        FEDERATED DEPARTMENT STORES, INC. (continued)


          10.6 Registration Rights Agreement, dated as of March 18, 1999, between Federated Department Stores, Inc. and Credit Suisse First Boston Corporation, Salomon Smith Barney Inc., Chase Securities Inc., NationsBanc Montgomery Securities LLC and PNC Capital Markets, Inc. (incorporated by reference to Exhibit 4.3 to the Registration Statement).

          10.7 Third Supplemental Trust Indenture, dated as of March 24, 1999, between Federated
               Department Stores, Inc. and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Registration Statement).

          10.8 Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998 between Fingerhut Receivables, Inc., as Transferor, Fingerhut National Bank as Servicer, and The Bank of New York (Delaware) as Trustee (incorporated by reference to Exhibit 4(d) to Fingerhut Receivables, Inc. Registration Statement on Form S-1 (File No. 333-45599)).

          10.9 Series 1998-1 Supplement dated as of April
               28, 1998 to Amended and Restated Pooling and
               Servicing Agreement.

          10.10 Series 1998-2 Supplement dated as of
               April 28, 1998 to Amended and Restated
               Pooling and Servicing Agreement.

          10.11 Series 1998-3 Supplement dated as of
               April 28, 1998 to Amended and Restated
               Pooling and Servicing Agreement.

          10.12 First Amendment dated as of March 17,
               1999 to Series 1998-1 Supplement.

          10.13 First Amendment dated as of March 17,
               1999 to Series 1998-2 Supplement.

          10.14 First Amendment dated as of March 17,
               1999 to Series 1998-3 Supplement.

          10.15 Amended and Restated Purchase Agreement dated as of March 18, 1998 between Fingerhut
               Receivables, Inc., as Buyer and Fingerhut
               Companies, Inc., as Seller (incorporated by reference to Exhibit 10(d) to Fingerhut
               Receivables, Inc. Registration Statement on
               Form S-1 (File No. 333-45599)).


                PART II -- OTHER INFORMATION

        FEDERATED DEPARTMENT STORES, INC. (continued)

          10.16 Amended and Restated Bank Receivables Purchase
               Agreement dated as of March 18, 1998 between Fingerhut Companies, Inc., as Buyer, and Fingerhut National Bank, as Seller (incorporated by reference to Exhibit 10(e) to Fingerhut Receivables, Inc. Registration Statement (File No. 333-45599)).

          10.17 Indenture dated as of September 15, 1996 between Fingerhut Companies, Inc. and First Bank, National Association, as trustee (now know as U.S. Bank) (incorporated by reference to Exhibit 4.1 to Fingerhut Companies, Inc. Registration Statement on Form S-4 (File No. 333-15491)).

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          Current report on Form 8-K, dated March 18, 1999, reporting matters under items 2, 5 and 7 thereof.


              FEDERATED DEPARTMENT STORES, INC.


                          SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                   FEDERATED DEPARTMENT STORES, INC.



Date  June 15, 1999
                                  /s/ Dennis J. Broderick
                                      Dennis J. Broderick
                                   Senior Vice President, General Counsel
                                              and Secretary




                                  /s/ Joel A.Belsky
                                      Joel A. Belsky
                                   Vice President and Controller
                                   (Principal Accounting Officer)