Form 10-Q
period 1999-07-31
FEDERATED DEPARTMENT STORES INC /DE/
filed 1999-09-14
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of  the
Securities Exchange Act of 1934 for the fiscal quarter ended July
31, 1999.







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

209,940,549 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 28, 1999.



                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

               Consolidated Statements of  Income
                           (Unaudited)

              (millions, except per share figures)

                                   13 Weeks Ended           26 Weeks Ended
                                 July 31,    August 1,    July 31,    August 1,
                                   1999        1998         1999        1998

Net Sales                        $ 4,111      $ 3,523     $ 7,818      $ 6,979

Cost of sales                      2,409        2,101       4,675        4,207

Selling, general and
    administrative expenses        1,384        1,155       2,600        2,324

Operating Income                     318          267         543          448

Interest expense                     (87)         (76)       (165)        (159)

Interest income                        2            2           5            8

Income Before Income Taxes           233          193         383          297

Federal, state and local income
    tax expense                      (96)         (86)       (159)        (130)

Net Income                       $   137      $   107     $   224      $   167


Basic earnings per share         $   .65      $   .51     $  1.07      $   .80

Diluted earnings per share       $   .61      $   .47     $  1.02      $   .74


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.










                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (millions)


                                        July 31,     January 30,     August 1,
                                          1999          1999           1998
ASSETS:
 Current Assets:
  Cash                                  $    357      $    307       $    281
  Accounts receivable                      3,512         2,209          2,111
  Merchandise inventories                  3,635         3,259          3,361
  Supplies and prepaid expenses              221           117            118
  Deferred income tax assets                 142            80            105
   Total Current Assets                    7,867         5,972          5,976

 Property and Equipment - net              6,689         6,572          6,381
 Intangible Assets - net                   1,807           631            677
 Other Assets                                516           289            317

   Total Assets                          $16,879       $13,464        $13,351

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                        $ 1,402       $   524        $    34
  Accounts payable and accrued
   liabilities                             2,905         2,446          2,517
  Income taxes                                46            98             67
   Total Current Liabilities               4,353         3,068          2,618

 Long-Term Debt                            4,704         3,057          3,890
 Deferred Income Taxes                     1,240         1,060            977
 Other Liabilities                           586           570            557
 Shareholders' Equity                      5,996         5,709          5,309

   Total Liabilities and
    Shareholders' Equity                 $16,879       $13,464        $13,351



The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.







                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                              26 Weeks Ended    26 Weeks Ended
                                              July 31, 1999     August 1, 1998
Cash flows from operating activities:
 Net income                                     $    224          $    167
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     324               298
   Amortization of intangible assets                  36                13
   Amortization of financing costs                     3                 4
   Amortization of unearned restricted stock           -                 1
   Changes in assets and liabilities:
      Decrease in accounts receivable                178               331
      Increase in merchandise inventories           (211)             (122)
      Increase in supplies and prepaid expenses      (19)               (3)
      (Increase) decrease in other assets not
       separately identified                         (20)                4
      Increase in accounts payable and accrued
       liabilities not separately identified          30                45
      Decrease in current income taxes               (52)              (21)
      Increase (decrease)  in deferred
       income taxes                                    1                (9)
      Decrease in other liabilities not
       separetly identified                           (7)               (8)
       Net cash provided by operating
        activities                                   487               700

Cash flows from investing activities:
 Acquisition of Fingerhut Companies, Inc.,
  net of cash acquired                            (1,539)                -
 Purchase of property and equipment                 (241)             (189)
 Capitalized software                                (21)                -
 Investments in affiliated companies                 (49)                -
 Disposition of property and equipment                23                22
 Decrease in notes receivable                          -               200
       Net cash provided (used) by
        investing activities                      (1,827)               33

Cash flows from financing activities:
 Debt issued                                       1,299               300
 Financing costs                                     (10)               (7)
Debt repaid                                          (31)             (851)
 Increase in outstanding checks                       81                79
 Acquisition of treasury stock                         -              (154)
 Issuance of common stock                             51                39
       Net cash provided (used) by
        financing activities                       1,390              (594)


(Continued)
                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                              26 Weeks Ended    26 Weeks Ended
                                              July 31, 1999     August 1, 1998
Cash flows from
 Net increase in cash                           $     50          $    139
 Cash at beginning of period                         307               142

 Cash at end of period                          $    357          $    281


 Supplemental cash flow information:
  Interest paid                                 $    144          $    147
  Interest received                                    4                11
  Income taxes paid (net of refunds received)        194               150
  Schedule of non cash investing and
   financing activities:
   Debt assumed in acquisition                       125                 -
   Equity issued in acquisition                       12                 -
   Consolidation of net assets and debt of
    previously unconsolidated subsidiary           1,132                 -



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

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 26 weeks ended July 31, 1999 and August 1, 1998 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  Substantially all department store merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market.
  Direct-to-customer merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

  The Consolidated Financial Statements for the 13 and 26 weeks ended July 31, 1999 and August 1, 1998, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

                                   13 Weeks Ended           26 Weeks Ended
                                 July 31,    August 1,    July 31,    August 1,
(millions)                         1999        1998         1999        1998

Revenues by segment were
 as follows:

Department Stores                 $3,674      $3,523        $7,218     $6,979
Direct-to-Customer                   437           -           600          -

Total                             $4,111      $3,523        $7,818     $6,979

Operating income by segment
 was as follows:

Department Stores                 $  398      $  299        $  671     $  519
Direct-to-Customer                   (27)          -           (29)         -

Total segment operating income       371         299           642        519
Corporate and other                  (53)        (32)          (99)       (71)

Operating income                  $  318      $  267        $  543     $  448

Depreciation and amortization
  by segment was as follows:

Department Stores                 $  151      $  148        $  304     $  295
Direct-to-Customer                    14           -            17          -
Corporate and other                   22           8            39         16

Total                             $  187      $  156        $  360     $  311



                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

                                                 26 Weeks  Ended
                                             July 31,       August 1,
(millions)                                     1999            1998

Year-to-date capital expenditures
(purchase of property and equipment)
by segment were as follows:

Department Stores                             $   235         $   187
Direct-to-Customer                                  6               -
Corporate and other                                 -               2

Total                                         $   241         $   189

Total assets for each segment at the
end of the reporting period were as follows:

Department Stores                             $12,214         $12,119
Direct-to-Customer                              2,288               -
Corporate and other                             2,377           1,232

Total                                         $16,879         $13,351


4.   Earnings Per Share

  The following tables set forth the computation of basic and diluted earnings per share:


                                                    13 Weeks Ended
                                          July 31, 1998         August 1, 1998
  (millions, except per share data)   Shares       Income     Shares      Income
  Net income and average number
     of shares outstanding            209.5         $ 137     210.2        $ 107

  Shares to be issued under deferred
     compensation plans                  .4             -        .3            -
                                      209.9         $ 137     210.5        $ 107

        Basic earnings per share             $ .65                   $ .51

   Effect of dilutive securities:
     Warrants                           8.8                     8.9
        Stock   options                 3.2                     2.8

     Convertible notes                    -             -      10.2            2
                                      221.9         $ 137     232.4        $ 109


       Diluted earnings per share            $ .61                   $ .47




                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

                                                    13 Weeks Ended
                                          July 31, 1998         August 1, 1998
  (millions, except per share data)   Shares       Income     Shares      Income
  Net income and average number
     of shares outstanding            209.0         $ 224     210.3        $ 167

  Shares to be issued under deferred
     compensation plans                  .4             -        .3            -
                                      209.4         $ 224     210.6        $ 167

        Basic earnings per share             $1.07                   $ .80

   Effect of dilutive securities:
     Warrants                           7.3                     8.5
        Stock options                   2.5                     2.7

     Convertible notes                    -             -      10.2            5
                                      219.2         $ 224     232.0        $ 172

        Diluted earnings per share           $1.02                   $ .74


   In addition to the warrants and stock options reflected in the foregoing tables, warrants and stock options to purchase .8 million and .6 million shares of common stock at prices ranging from $52.94 to $79.44 per share were outstanding at July 31, 1999 and August 1, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive.







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

  For purposes of the following discussion, all references to "second quarter of 1999" and "second quarter of 1998" are to the Company's 13-week fiscal periods ended July 31, 1999 and August 1, 1998, respectively, and all references to "1999" and "1998" are to the Company's 26-week fiscal periods ended July 31, 1999 and August 1, 1998, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended July 31, 1999 and August  1,
1998

  Net sales for the second quarter of 1999 totaled $4,111 million, compared to net sales of $3,523 million for the second quarter of 1998, an increase of 16.7%. Net sales for department stores for the second quarter of 1999 were $3,674 million compared to $3,523 million for the second quarter of 1998, an increase of 4.2%. On a comparable store basis (sales from stores opened prior to February 1, 1998), net sales for the second quarter of 1999 increased 5.9% compared to the second quarter of 1998. Net sales for the direct-to-customer segment were $437 million for the second quarter of 1999.

  Cost of sales was 58.6% of net sales for the second quarter of 1999, compared to 59.6% for the second quarter of 1998. Cost of sales as a percent of net sales for department stores improved 0.3% in the second quarter of 1999 compared to the same period a year ago, benefiting from the continued favorable economic environment. The lower cost of sales from the direct-to-customer segment in the second quarter of 1999, compared to cost of sales for department stores, along with the improvement in the cost of sales rate for department stores contributed to the overall 1.0% decrease in the cost of sales rate. Cost of sales was not impacted by the valuation of department store merchandise inventory on the last-in, first-out basis in the second quarter of 1999 or in the second quarter of 1998.

  Selling, general and administrative ("SG&A") expenses were 33.7% of net sales for the second quarter of 1999 compared to 32.8% for the second quarter of 1998. Department store SG&A expenses improved 2.0% as a percent of department store net sales, reflecting the impact of higher sales with flat nonpayroll expenses and lower bad debt expense, which was partially offset by reduced finance charge income resulting from lower average receivable balances. The higher SG&A expense rate for the direct-to-customer segment, including recently launched businesses, and higher amortization expense due to the Fingerhut acquisition combined to offset the strong department store performance and produce a 0.9% increase in the SG&A expense rate compared to the second quarter of 1998.

  Net interest expense was $85 million for the second quarter of 1999, compared to $74 million for the second quarter of 1998. The higher interest expense for the second quarter of 1999 is due mainly to the increased outstanding debt resulting from the Fingerhut acquisition.



                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations (Continued)


  The Company's effective income tax rate of 41.3% for the second quarter of 1999 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

   Comparison of the 26 Weeks Ended July 31, 1999 and August 1,
   1998

  Net sales for 1999 totaled $7,818 million, compared to net sales of $6,979 million for 1998, an increase of 12.0%. Net sales for department stores for 1999 were $7,218 million compared to $6,979 million for 1998, an increase of 3.4%. On a comparable store basis (sales from stores opened prior to February 1, 1998), net sales for 1999 increased 5.0% compared to 1998. Net sales for the direct-to-customer segment were $600 million for 1999.

  Cost of sales was 59.8% of net sales for 1999, compared to 60.3% for 1998. Cost of sales as a percent of net sales for department stores in 1999 was relatively flat compared to 1998. The lower cost of sales from the direct-to-customer segment in 1999, compared to cost of sales for department stores, contributed to the 0.5% improvement in the cost of sales rate. Cost of sales was not impacted by the valuation of department store merchandise inventory on the last-in, first-out basis in 1999 or in 1998.

  SG&A expenses were 33.3% of net sales for 1999 and 1998. Department store SG&A expenses improved 2.0% as a percent of department store net sales, reflecting the impact of higher sales with flat nonpayroll expenses and lower bad debt expense, which was partially offset by reduced finance charge income resulting from lower average receivable balances. The higher SG&A expense rate for the direct-to-customer segment, including recently launched businesses, and higher amortization expense due to the Fingerhut acquisition combined to offset the strong department store performance.

  Net interest expense was $160 million for 1999, compared to $151 million for 1998. The higher interest expense for 1999 is due mainly to the increased outstanding debt resulting from the Fingerhut acquisition.

  The Company's effective income tax rate of 41.6% for 1999 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.





                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)



  Liquidity and Capital Resources

  The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

  Net cash provided by operating activities in 1999 was $487 million, a decrease of $213 million compared to the $700 million provided in 1998. The improved operating results were more than offset by smaller reductions in customer accounts receivable, mainly as a result of higher credit sales, and greater increases in merchandise inventories principally due to seasonal fluctuations of Fingerhut inventories.

  Net cash used by investing activities was $1,827 million for 1999, including the purchase of Fingerhut. Investing activities for 1999 also included purchases of property and equipment totaling $241 million and $49 million invested in affiliated companies. During 1999, the Company opened two new department stores and plans to open two additional department stores and two new furniture galleries during the remainder of 1999.

  Net cash provided by the Company from all financing activities was $1,390 million for 1999. The Company funded the acquisition of Fingerhut through a combination of cash on hand and short-term borrowings. During March of 1999, the Company issued $350 million of 6.3% Senior Notes due 2009 and $400 million of 6.9% Senior Debentures due 2029, the proceeds of which were used to refinance a portion of the short-term borrowings used by the Company to acquire Fingerhut.

  In July 1999, the Company took certain actions which required the consolidation of the Fingerhut Master Trust for financial reporting purposes. The principle assets and liabilities of the Fingerhut Master Trust, which were not included in the Company's Consolidated Financial Statements prior to July 31, 1999, consisted of accounts receivable transferred from Fingerhut in transactions treated as sales under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and the related debt issued by the Trust. As a result of the Company's actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 31, 1999. At July 31, 1999, these actions increased net assets by $1,132 million, short-term debt by $232 million and long-term debt by $900 million.

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

  The Company's Year 2000 Compliance Program

    Proprietary IT Systems. Pursuant to the Company's Year 2000 compliance program, the Company has undertaken an examination of the Company's proprietary IT systems. All such systems that have been identified as relating to a critical function and as not being Year 2000 compliant have been substantially remediated or replaced. The Company believes that the remediation of its proprietary IT systems is substantially complete, and nearly all of the proprietary IT systems that have been remediated have been installed and placed into production. The Company commenced testing of such remediated systems for Year 2000 compliance in August 1998 and has completed a comprehensive, integrated test of all of its main-frame and mid-range IT systems (including third-party and proprietary hardware, software, network components and interfaces) and has substantially completed varying levels of follow-up testing of selected systems.



                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


    Third-Party IT Systems. The strategy instituted by the Company to identify and address Year 2000 issues affecting third-party IT systems used by the Company includes contacting all third-party providers of computer hardware and software to secure appropriate representations to the effect that such hardware or software is or will timely be Year 2000 compliant. The Company has received Year 2000 compliant versions of almost all third-party software and has substantially completed testing of those third-party software programs that have been identified as being critical to the Company's operations.

    Non-IT Systems. The Company has undertaken a review of its non-IT systems and has substantially completed the remediation of those systems that are within the Company's control. In addition, the Company's centralized real estate department has communicated to the developers, landlords and property managers of all of the Company's properties the Company's expectation that the systems utilized in the management and operation of such properties that are not within the Company's control are or will timely be Year 2000 compliant. As a further step, the Company has engaged in written or oral communications with its key developers, landlords and property managers in order to assess the Year 2000 readiness of such systems. These communications have not revealed to the Company any information that has caused the Company to believe that such systems will fail to timely be Year 2000 compliant in any respect that is material to the Company's business, financial condition or results of operations.

     Non-IT Vendors and Suppliers. The Company procures its merchandise for resale and supplies for operational purposes from a vast network of vendors located both within and outside the United States, and is not dependent on any one vendor for more than 5% of its merchandise purchases. The Company procures its private label merchandise, which constitutes approximately 15% of the Company's total sales, principally from manufacturers located outside the United States. All of the Company's vendors have been notified in writing of the Company's expectation that the systems and operations of such vendors will timely be Year 2000 compliant. As a further step, the Company has engaged in written or oral communications with selected key vendors in order to assess the Year 2000 readiness of their respective operations. These communications have not revealed to the Company any information that has caused the Company to believe that the operations of such vendors will fail to timely be Year 2000 compliant in any respect that is material to the Company's business, financial condition or results of operations.

    Contingency Planning. The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform three critical functions: (i) effect sales, (ii) order and receive merchandise, and (iii) pay its employees. The Company has substantially completed the development of a contingency plan intended to address, to the extent within the Company's reasonable control, the potential effects on these mission critical functions of a failure of the Company's Year 2000 compliance program to be fully effective. The Company has designed its contingency plan as an extension of its current business recovery plan, which prescribes the measures to be taken upon the occurrence of a variety of contingencies. In addition to relying on the fundamental




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  principles of recovery contained in the Company's business recovery plan, the Company's Year 2000 contingency plan focuses on assuring that key personnel - including managerial, technical, maintenance, security and other personnel employed at its stores and in its IT and logistics support functions - will be available to identify and seek to rectify as promptly as possible any disruptions that may result from the date
  change on January 1, 2000.   The Company's contingency plan
  also provides for assuring its ability to pay its employees by preprinting payroll checks covering a few pay periods following December 31, 1999 and utilizing electronic time clock data or historical data in the event it is unable to access current payroll data. The Company currently is engaged in disseminating its contingency plan Company-wide and taking appropriate steps to ensure the proper execution of such plan if necessary.

    Fingerhut. Fingerhut implemented a program to address the effects of the Year 2000 issue prior to being acquired by the Company. The actions contemplated by Fingerhut's Year 2000 compliance program, including contingency planning, have been substantially completed and substantially all of the costs Fingerhut expected to incur have been incurred. The foregoing discussion of the Company's Year 2000 compliance program does not address Fingerhut's systems or vendors or any aspect of Fingerhut's Year 2000 compliance program. However, the discussion below of risks associated with the Year 2000 issue apply equally to the Company and Fingerhut and their respective Year 2000 compliance programs.

    Costs. The Company (excluding Fingerhut) has incurred to date approximately $33 million of costs to implement its Year 2000 compliance program, of which approximately 20% represents capitalized expenditures for hardware purchases. The Company does not expect that future expenditures relating to its Year 2000 compliance program will be material. All of the Company's Year 2000 compliance costs have been or are expected to be funded from operating cash flows. The Company's Year 2000 compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its main-frame and mid-range computer systems and to install state of the art point-of-sale systems with respect to both pre-existing operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

    Risks. The novelty and complexity of the issues presented and the proposed solutions therefor and the Company's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties are among the factors that could cause the Company's Year 2000 compliance efforts to be less than fully effective. Moreover, Year 2000 issues present a number of risks that are beyond the Company's reasonable control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver merchandise or perform services required by the Company and the collateral effects on the Company of the effects of Year 2000 issues on the economy in general or on the Company's business partners and customers in particular. Although the Company believes that its Year 2000 compliance program, including its contingency plan, are designed to appropriately identify and address those Year 2000 issues that are subject to the Company's reasonable control, there can be no assurance that the Company's efforts in this regard will be fully effective or that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operations.



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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Second Amended and Restated Credit Agreement, dated as of July 26, 1999, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, BankBoston, N.A., as Syndication Agent, and The Bank of America, National Trust & Savings Association, as Documentation Agent.

          10.2 Second Amendment to the Series 1998-3 Supplement, dated as of July 29, 1999, by and among Fingerhut Receivables, Inc., as Transferor, Axsys National Bank (formerly Fingerhut National Bank), as Servicer, and The Bank of New York (Delaware), as Trustee.



                  PART II -- OTHER INFORMATION

           FEDERATED DEPARTMENT STORES, INC. (Company)


          10.3 Security Purchase Agreement, dated as of July 30, 1998, by and among Fingerhut Receivables, Inc. (the "Transferor"), Kitty Hawk Funding Corporation ("Kitty Hawk"), Falcon Asset Securitization Corporation ("Falcon"), Four Winds Funding Corporation ("Four Winds" and, collectively with Kitty Hawk and Falcon, the "Conduit Purchasers"), Bank of America, N.A. ("BofA" or the "Administrative Agent"), The First National Bank of Chicago ("First Chicago"), Norddeutsche Landesbank Girozentrale, New York Branch and/or Cayman Island Branch ("Norddeutsche"), and Commerzbank Aktiengesellschaft, Chicago Branch ("Commerzbank" and collectively with BofA, First Chicago and Norddeutsche, the "Alternate Purchasers" and collectively with BofA and First Chicago, the "Managing Agents").

          10.4 First Amendment Agreement to Fingerhut
               Receivables, Inc. Security Purchase Agreement, dated as of July 29, 1999, by and among Fingerhut Receivables, Inc., Kitty Hawk, Falcon, Four Winds, the Conduit Purchasers, the Alternate Purchasers and the Managing Agents.

          10.5 Series 1999-1 Variable Funding Supplement, dated as of July 6, 1999, to the Pooling and Servicing Agreement by and among Prime II Receivables Corporation, as Transferor, FDS National Bank, as Servicer, and The Chase Manhattan Bank, as Trustee.

          10.6 Class A Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II Receivables Corporation, as Transferor, FDS National Bank, as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent.

          10.7 First Amendment to Class A Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II Receivables Corporation, as Transferor, FDS National Bank, as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent.

          10.8 Class B Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II Receivables Corporation, as Transferor, FDS National Bank, as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent.

          10.9 First Amendment to Class B Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II Receivables Corporation, as Transferor, FDS National Bank, as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent.





                  PART II -- OTHER INFORMATION

           FEDERATED DEPARTMENT STORES, INC. (Company)



          27   Financial Data Schedule

     (b)  Reports on Form 8-K

           No reports were filed on Form 8-K during the quarter ended July 31, 1999.




                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT
STORES, INC.



Date  September 14, 1999                /s/ Dennis J. Broderick
                                            Dennis J. Broderick
                                          Senior Vice President,
                                       General Counsel and Secretary




                                        /s/ Joel A. Belsky
                                            Joel A. Belsky
                                       Vice President and Controller
                                       (Principal Accounting Officer)