Form 10-Q
period 1999-10-30
FEDERATED DEPARTMENT STORES INC /DE/
filed 1999-12-14
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended
October 30, 1999.







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



The Registrant has filed all reports required to be filed by
Section 12, 13 or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

209,973,378 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 27, 1999.



                   PART I -- FINANCIAL INFORMATION

                  FEDERATED DEPARTMENT STORES, INC.

                 Consolidated Statements of  Income
                             (Unaudited)

                (millions, except per share figures)

                               13 Weeks Ended            39 Weeks Ended
                          October 30,   October 31,  October 30,   October 31,
                             1999          1998         1999          1998

Net Sales                   $4,242         $3,647     $12,060        $10,626

Cost of sales                2,543          2,229       7,218          6,436

Selling, general and
  administrative expenses    1,397          1,161       3,997          3,485

Operating Income               302            257         845            705

Interest expense               (95)           (74)       (260)          (233)

Interest income                  4              2           9             10

Income Before Income Taxes
  and Extraordinary Item       211            185         594            482

Federal, state and local
  income tax expense           (88)           (75)       (247)          (205)

Income Before Extraordinary
  Item                         123            110         347            277

Extraordinary Item - loss on
  early extinguishment of
  debt, net of tax effect        -            (23)          -            (23)

Net Income                  $  123         $   87     $   347        $   254







                                                          (Continued)
                   PART I -- FINANCIAL INFORMATION

                  FEDERATED DEPARTMENT STORES, INC.

                  Consolidated Statements of Income
                             (Unaudited)

                (millions, except per share figures)


                               13 Weeks Ended            39 Weeks Ended
                          October 30,   October 31,  October 30,   October 31,
                             1999          1998         1999          1998

Basic Earnings per Share:
   Income before
     extraordinary item     $  .59         $  .53      $ 1.65        $ 1.32
   Extraordinary item            -           (.11)          -          (.11)
   Net income               $  .59         $  .42      $ 1.65        $ 1.21

Diluted Earnings per Share:
   Income before
     extraordinary item     $  .56         $  .50      $ 1.58        $ 1.24
   Extraordinary item            -           (.10)          -          (.10)
   Net income               $  .56         $  .40      $ 1.58        $ 1.14

The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (millions)

                                  October 30,     January 30,     October 31,
                                     1999            1999            1998
ASSETS:
 Current Assets:
  Cash                            $     595        $     307       $     164
  Accounts receivable                 3,731            2,209           2,107
  Merchandise inventories             4,741            3,259           4,322
  Supplies and prepaid expenses         269              117             120
  Deferred income tax assets            162               80             105
   Total Current Assets               9,498            5,972           6,818

 Property and Equipment - net         6,739            6,572           6,406
 Intangible Assets - net              1,771              631             670
 Other Assets                           551              289             323

   Total Assets                   $  18,559        $  13,464       $  14,217

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                 $   2,078        $     524       $     699
  Accounts payable and
    accrued liabilities               3,688            2,446           2,998
  Income taxes                           84               98              22
   Total Current Liabilities          5,850            3,068           3,719

 Long-Term Debt                       4,658            3,057           3,549
 Deferred Income Taxes                1,345            1,060           1,024
 Other Liabilities                      582              570             557
 Shareholders' Equity                 6,124            5,709           5,368

   Total Liabilities and
     Shareholders' Equity         $  18,559        $  13,464       $  14,217



The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.







                  FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Cash Flows
                             (Unaudited)

                             (millions)

                                            39 Weeks Ended      39 Weeks Ended
                                           October 30, 1999    October 31, 1998
 Cash flows from operating activities:
 Net income                                     $   347             $    254
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                    493                  448
   Amortization of intangible assets                 57                   20
   Amortization of financing costs                    5                    6
   Amortization of unearned restricted stock          1                    1
   Loss on early extinguishment of debt               -                   23
   Changes in assets and liabilities:
      Decrease in accounts receivable               109                  335
      Increase in merchandise inventories        (1,317)              (1,083)
      Increase in supplies and prepaid expenses     (67)                  (5)
      Increase in other assets not separately
       identified                                   (18)                 (13)
      Increase in accounts payable and accrued
       liabilities not separately identified        741                  443
      Decrease in current income taxes              (64)                 (51)
      Increase in deferred income taxes              17                   38
      Increase (decrease) in other liabilities
       not separately identified                      3                   (7)
       Net cash provided by operating activities    307                  409

Cash flows from investing activities:
 Acquisition of Fingerhut Companies, Inc.,
  net of cash acquired                           (1,539)                   -
 Purchase of property and equipment                (470)                (377)
 Capitalized software                               (34)                   -
 Investments in affiliated companies                (90)                   -
 Disposition of property and equipment               32                   28
 Decrease in notes receivable                         -                  200
       Net cash used by investing activities     (2,101)                (149)

Cash flows from financing activities:
 Debt issued                                      2,055                  650
 Financing costs                                    (10)                   -
 Debt repaid                                       (158)                (563)
 Increase in outstanding checks                     140                  162
 Acquisition of treasury stock                        -                 (531)
 Issuance of common stock                            55                   44
       Net cash provided (used) by
         financing activities                     2,082                 (238)


(Continued)


                  FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Cash Flows
                             (Unaudited)

                             (millions)

                                            39 Weeks Ended      39 Weeks Ended
                                           October 30, 1999    October 31, 1998

 Net increase in cash                           $   288             $     22
 Cash at beginning of period                        307                  142

 Cash at end of period                          $   595             $    164


 Supplemental cash flow information:
  Interest paid                                 $   259             $    235
  Interest received                                   8                   13
  Income taxes paid (net of refunds received)       278                  206
  Schedule of noncash investing and financing
  activities:
   Debt assumed in acquisition                      125                    -
   Equity issued in acquisition                      12                    -
   Consolidation of net assets and debt of
     previously unconsolidated subsidiary         1,132                    -
   Conversion of long-term debt to common stock       -                  344



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

  Because of the seasonal nature of the general merchandising business, the results of operations for the 13 and 39 weeks ended October 30, 1999 and October 31, 1998 (which do not include the
  Christmas season) are not indicative of such results for the fiscal year.

  Substantially all department store merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market. Direct-to-customer merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

  The Consolidated Financial Statements for the 13 and 39 weeks ended October 30, 1999 and October 31, 1998, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

3.   Extraordinary Item

  The extraordinary item for the 13 and 39 weeks ended October 31, 1998 represents costs of $23 million, net of income tax benefit of $15 million, associated with the completion of a tender offer pursuant to which the Company purchased and retired approximately $340 million aggregate principal amount of its 10% Senior Notes due 2001.




                   FEDERATED DEPARTMENT STORES, INC.

              Notes to Consolidated Financial Statements
                              (Unaudited)

4.   Segment Data

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


                               13 Weeks Ended            39 Weeks Ended
                          October 30,   October 31,  October 30,   October 31,
(millions)                   1999          1998         1999          1998

Revenues by segment were
  as follows:

Department Stores            $3,751       $3,647       $10,969       $10,626
Direct-to-Customer              491            -         1,091             -

Total                        $4,242       $3,647       $12,060       $10,626


Operating income by segment
  was as follows:

Department Stores            $  328       $  285       $   999       $   804
Direct-to-Customer               25            -            (4)            -

Total segment operating
  income                        353          285           995           804

Corporate and other             (51)         (28)         (150)          (99)

Operating income             $  302       $  257       $   845       $   705

Depreciation and amortization
  by segment was as follows:

Department Stores            $  157       $  150       $   461       $   445
Direct-to-Customer               11            -            28             -
Corporate and other              23            7            62            23

Total                        $  191       $  157       $   551       $   468




                   FEDERATED DEPARTMENT STORES, INC.

              Notes to Consolidated Financial Statements
                              (Unaudited)

                                                39 Weeks  Ended
                                           October 30,    October 31,
(millions)                                    1999           1998

Year-to-date capital expenditures
(purchase of property and equipment)
by segment were as follows:

Department Stores                            $   450       $   374
Direct-to-Customer                                20             -
Corporate and other                                -             3

Total                                        $   470       $   377

Total assets for each segment at the end of the reporting period were as follows:

Department Stores                            $13,604       $13,063
Direct-to-Customer                             2,582             -
Corporate and other                            2,373         1,154

Total                                        $18,559       $14,217



5.   Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share based on income before extraordinary item:

                                                13 Weeks Ended
                                   October 30, 1999          October 31, 1998
                                Shares         Income     Shares         Income
(millions, except per share data)
Income before extraordinary
  item and average number
  of shares outstanding         210.0           $ 123      206.8          $ 110

Shares to be issued under
  deferred compensation plans      .4               -         .4              -
                                210.4           $ 123      207.2          $ 110

   Basic earnings per share             $ .59                      $ .53

Effect of dilutive securities:
  Warrants                        7.3                        6.7
  Stock options                   2.2                        1.9
  Convertible notes                 -               -        6.6              1
                                219.9           $ 123      222.4          $ 111

   Diluted earnings per share           $ .56                      $ .50



                   FEDERATED DEPARTMENT STORES, INC.

              Notes to Consolidated Financial Statements
                              (Unaudited)


                                                13 Weeks Ended
                                   October 30, 1999          October 31, 1998
                                Shares         Income     Shares         Income
(millions, except per share data)
Income before extraordinary
  item and average number of
  shares outstanding             209.3          $ 347      209.2          $ 277

Shares to be issued under
  deferred compensation plans       .4              -         .3              -
                                 209.7          $ 347      209.5          $ 277

  Basic earnings per share              $1.65                     $1.32

Effect of dilutive securities:
  Warrants                         7.3                       7.9
  Stock options                    2.4                       2.4
  Convertible notes                  -              -        9.0             7
                                 219.4          $ 347      228.8         $ 284

  Diluted earnings per share            $1.58                     $1.24


In addition to the warrants and stock options reflected in the foregoing tables, warrants and stock options to purchase 4.7 million and 4.5 million shares of common stock at prices ranging from $44.91 to $79.44 per share were outstanding at October 30, 1999 and October 31, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive.









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

  For purposes of the following discussion, all references to "third quarter of 1999" and "third quarter of 1998" are to the Company's 13-week fiscal periods ended October 30, 1999 and October 31, 1998, respectively, and all references to "1999" and "1998" are to the Company's 39-week fiscal periods ended October 30, 1999 and October 31, 1998, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended October 30, 1999 and October 31,
  1998

  Net sales for the third quarter of 1999 totaled $4,242 million, compared to net sales of $3,647 million for the third quarter of 1998, an increase of 16.3%. Net sales for department stores for the third quarter of 1999 were $3,751 million compared to $3,647 million for the third quarter of 1998, an increase of 2.9%. On a comparable store basis (sales from stores opened prior to February 1, 1998), net sales for the third quarter of 1999 increased 3.9% compared to the third quarter of 1998. Net sales for the direct-to-customer segment were $491 million for the third quarter of 1999.

  Cost of sales was 60.0% of net sales for the third quarter of 1999, compared to 61.1% for the third quarter of 1998. Cost of sales as a percent of net sales for department stores improved 0.1% in the third quarter of 1999 compared to the same period a year ago, benefiting from the continued strength in consumer demand. The lower cost of sales from the direct-to-customer segment in the third quarter of 1999, compared to cost of sales for department stores, along with the improvement in the cost of sales rate for department stores contributed to the overall 1.1% decrease in the cost of sales rate. Cost of sales was not impacted by the valuation of department store merchandise inventory on the last-in, first-out basis in the third quarter of 1999 or in the third quarter of 1998.

  Selling, general and administrative ("SG&A") expenses were 32.9% of net sales for the third quarter of 1999 compared to 31.8% for the third quarter of 1998. Department store SG&A expenses improved 0.8% as a percent of department store net sales, reflecting the impact of higher sales with relatively flat nonpayroll expenses. The higher SG&A expense rate for the direct-to-customer segment, including recently launched businesses, and higher amortization expense due to the Fingerhut acquisition combined to offset the improvement in the department store SG&A expense rate and produce a 1.1% increase in the overall SG&A expense rate compared to the third quarter of 1998.

  Net interest expense was $91 million for the third quarter of 1999, compared to $72 million for the third quarter of 1998. The higher interest expense for the third quarter of 1999 is due mainly to the increased outstanding debt resulting from the Fingerhut acquisition and the consolidation of the Fingerhut Master Trust for financial reporting purposes.



                   FEDERATED DEPARTMENT STORES, INC.

                 Management's Discussion and Analysis
           of Financial Condition and Results of Operations


  The Company's effective income tax rate of 41.5% for the third quarter of 1999 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

  The extraordinary item of $23 million in the third quarter of 1998 represents the after-tax expenses associated with the completion of a tender offer pursuant to which the Company purchased and retired approximately $340 million aggregate principal amount of its 10% Senior Notes due 2001.

  Comparison  of the 39 Weeks Ended October 30, 1999 and October 31,
  1998

  Net sales for 1999 totaled $12,060 million, compared to net sales of $10,626 million for 1998, an increase of 13.5%. Net sales for department stores for 1999 were $10,969 million compared to $10,626 million for 1998, an increase of 3.2%. On a comparable store basis (sales from stores opened prior to February 1, 1998), net sales for 1999 increased 4.6% compared to 1998. Net sales for the direct-to-customer segment were $1,091 million for 1999.

  Cost of sales was 59.9% of net sales for 1999, compared to 60.6% for 1998. Cost of sales as a percent of net sales for department stores in 1999 was flat compared to 1998. The lower cost of sales from the direct-to-customer segment in 1999, compared to cost of sales for department stores, contributed to the overall 0.7% improvement in the cost of sales rate. Cost of sales was not impacted by the valuation of department store merchandise inventory on the last-in, first-out basis in 1999 or in 1998.

  SG&A expenses were 33.1% of net sales for 1999 compared to 32.8% for 1998. Department store SG&A expenses improved 1.5% as a percent of department store net sales, reflecting the impact of higher sales with relatively flat nonpayroll expenses and lower bad debt expense, which was partially offset by reduced finance charge income resulting from lower average receivable billings. The higher SG&A expense rate for the direct-to-customer segment, including recently launched businesses, and higher amortization expense due to the Fingerhut acquisition combined to offset the improvement in the department store SG&A expense rate and produce a 0.3% increase in the overall SG&A expense rate compared to 1998.

  Net interest expense was $251 million for 1999 compared to $223 million for 1998. The higher interest expense for 1999 is due mainly to the increased outstanding debt resulting from the Fingerhut acquisition and the consolidation of the Fingerhut Master Trust for financial reporting purposes.

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

  Net cash provided by operating activities in 1999 was $307 million, compared to the $409 million provided in 1998. The improved operating results were more than offset by smaller reductions in customer accounts receivable, mainly as a result of higher credit sales.

  Net cash used by investing activities was $2,101 million for 1999, including the purchase of Fingerhut. Investing activities for 1999 also included purchases of property and equipment totaling $470
  million and $90 million invested in affiliated companies.   The
  Company opened three new department stores and one new furniture gallery during 1999, and plans to open one additional department store and one additional furniture gallery during the remainder of the fiscal year.

  Net cash provided by the Company from all financing activities was $2,082 million for 1999. The Company funded the acquisition of Fingerhut through a combination of cash on hand and short-term borrowings. During March of 1999, the Company issued $350 million of 6.3% Senior Notes due 2009 and $400 million of 6.9% Senior Debentures due 2029, the proceeds of which were used to refinance a portion of the short-term borrowings used by the Company to acquire Fingerhut. During 1999, the Company repaid debt of $158 million consisting principally of the $125 million Senior Notes assumed in the Fingerhut acquisition.

  On November 23, 1999, the Company announced that it was resuming its stock repurchase program, which had been suspended prior to the acquisition of Fingerhut in March of 1999. The Company may from time to time repurchase shares under the repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. The current authorization of the repurchase program expires on January 29, 2000.

  In July 1999, the Company took certain actions which required the consolidation of the Fingerhut Master Trust for financial reporting purposes. The principle assets and liabilities of the Fingerhut Master Trust, which were not included in the Company's Consolidated Financial Statements prior to July 31, 1999, consisted of accounts receivable transferred by Fingerhut to the Trust in transactions treated as sales under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and the related debt issued by the Trust. As a result of the Company's actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 31, 1999. At July 31, 1999, these actions increased net assets by $1,132 million, short-term debt by $232 million and long-term debt by $900 million.

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

  Year 2000

    The Company relies on computer-based technology and utilizes a variety of third-party hardware and proprietary and third-party software. The Company's retail functions, such as merchandise procurement and distribution, inventory control, point-of-sale information systems and proprietary credit card account servicing, generally use proprietary software, with third-party software being used more extensively for administrative functions, such as accounting and human resource management. In addition to such information technology ("IT") systems, the Company's operations rely on various non - IT equipment and systems that contain embedded computer technology, such as elevators, escalators and energy management systems. Third parties with whom the Company has commercial relationships, including vendors of merchandise for resale by the Company and of products and services used by the Company in its operations (such as banking and financial services, data processing services, telecommunications services and utilities), are also highly reliant on computer-based technology.

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

  The Company's Year 2000 Compliance Program

    Proprietary IT Systems. Pursuant to the Company's Year 2000 compliance program, the Company has undertaken an examination of the Company's proprietary IT systems. All such systems that have been identified as relating to a critical function and as not being Year 2000 compliant have been remediated or replaced. The Company believes that the remediation of its other proprietary IT systems is substantially complete, and all of the proprietary IT systems that have been remediated have been installed and placed into production. The Company commenced testing of such remediated systems for Year 2000 compliance in August 1998 and has completed a comprehensive, integrated test of all of its main-frame and mid-range IT systems (including third-party and proprietary hardware, software, network components and interfaces) and has substantially completed varying levels of follow-up testing of selected systems.


                   FEDERATED DEPARTMENT STORES, INC.

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations  (Continued)


    Third-Party IT Systems. The strategy instituted by the Company to identify and address Year 2000 issues affecting third-party IT systems used by the Company includes contacting all third-party providers of computer hardware and software to secure appropriate representations to the effect that such hardware or software is or will timely be Year 2000 compliant. The Company has received Year 2000 compliant versions of almost all third-party software and has substantially completed testing of those third - party software programs that have been identified as being critical to the Company's operations.

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

     Contingency Planning. The Company's Year 2000 compliance program is directed primarily towards ensuring that the Company will be able to continue to perform three critical functions: (i) effect sales, (ii) order and receive merchandise, and (iii) pay its employees. The Company has completed the development of a contingency plan intended to address, to the extent within the Company's reasonable control, the potential effects on these mission critical functions of a failure of the Company's Year 2000 compliance program to be fully effective. The Company has designed its contingency plan as an extension of its current business recovery plan, which prescribes the measures to be taken upon the occurrence of a variety of contingencies. In addition to relying on the fundamental principles of recovery contained in the Company's business recovery plan, the Company's Year 2000 contingency plan focuses on assuring that key personnel - including managerial, technical,






                   FEDERATED DEPARTMENT STORES, INC.

                 Management's Discussion and Analysis
     of Financial Condition and Results of Operations  (Continued)


  maintenance, security and other personnel employed at its stores and in its IT and logistics support functions - will be available to identify and seek to rectify as promptly as possible any disruptions that may result from the date change on January 1, 2000. The Company's contingency plan also provides for assuring its ability to pay its employees by preprinting payroll checks covering a few pay periods following December 31, 1999 and utilizing electronic time clock data or historical data in the event it is unable to access current payroll data. The Company has substantially completed the dissemination of its contingency plan Company-wide and currently is taking appropriate steps to ensure the proper execution of such plan if necessary.

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

    Costs. The Company (excluding Fingerhut) has incurred to date approximately $37 million of costs to implement its Year 2000 compliance program, of which approximately 20% represents capitalized expenditures for hardware purchases. The Company does not expect that future expenditures relating to its Year 2000 compliance program will be material. All of the Company's Year 2000 compliance costs have been or are expected to be funded from operating cash flows. The Company's Year 2000 compliance budget does not include material amounts for hardware replacement because the Company has historically employed a strategy to continually upgrade its main-frame and mid-range computer systems and to install state of the art point-of-sale systems with respect to both pre-existing operations and in conjunction with the acquisitions and mergers effected by the Company in recent years. Consequently, the Company's Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Report on Form 8-K

          Current Report on Form 8-K, dated August 31, 1999, reporting matters under Items 5 and 7 thereof.


                   FEDERATED DEPARTMENT STORES, INC.


                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT STORES, INC.



Date  December 14, 1999                 /s/ Dennis J. Broderick
                                            Dennis J. Broderick
                                        Senior Vice President, General
                                            Counsel and Secretary




                                        /s/ Joel A. Belsky
                                            Joel A. Belsky
                                        Vice President and Controller
                                        (Principal Accounting Officer)