Form 10-K
period 2000-01-29
FEDERATED DEPARTMENT STORES INC /DE/
filed 2000-04-19
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 29, 2000	Commission File Number 1-13536

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

None

      The Company has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      There were 211,548,809 shares of the Company’s Common Stock outstanding as of April 1, 2000, excluding shares held in the treasury of the Company or by subsidiaries of the Company. The aggregate market value of the shares of such Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on March 31, 2000, was approximately $8,964,400,000.

Documents Incorporated by Reference

      Portions of the definitive proxy statement (the “Proxy Statement”) relating to the Company’s Annual Meeting of Stockholders to be held on May 19, 2000 (the “Annual Meeting”), are incorporated by reference in Part III hereof.

      Unless the context requires otherwise, (i) references to “the Company” are, for all periods prior to December 19, 1994 (the “Merger Date”), references to Federated Department Stores, Inc. (“Federated”) and its subsidiaries and their respective predecessors, and for all periods following the merger (the “Merger”) of Federated and R.H. Macy & Co. Inc. (“Macy’s”) on the Merger Date, references to the surviving corporation in the Merger and its subsidiaries and (ii) references to “1999,” “1998,” “1997,” “1996” and “1995” are references to the Company’s fiscal years ended January 29, 2000, January 30, 1999, January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

      This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate” or “continue” or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (i) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (ii) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (iii) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as “Risk Factors” and “Special Considerations” in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 1.  Business.

      General. The Company, through its subsidiaries, is one of the leading operators of full-line department stores in the United States, with over 400 department stores in 33 states as of January 29, 2000. The Company’s subsidiaries operate department stores under the names “Bloomingdale’s,” “The Bon Marché,” “Burdines,” “Goldsmith’s,” “Lazarus,” “Macy’s,” “Rich’s” and “Stern’s.” These department stores sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. The department stores are located at urban or suburban sites, principally in densely populated areas across the United States.

      The Company, through its division, Federated Direct, also operates direct-to-customer mail catalog businesses under the names “Bloomingdale’s By Mail,” “Macy’s By Mail” and “Fingerhut,” and electronic commerce businesses which provide goods and services online through its subsidiary Fingerhut Companies, Inc. (“Fingerhut”) and under the names “bloomingdales.com” and “macys.com.” Through Fingerhut, the Company operates a database marketing business that sells a broad range of products and services through catalogs, direct marketing and the Internet, including (i) Figi’s, a food and gift catalog business; (ii) Arizona Mail Order and Bedford Fair, both apparel catalog businesses; and (iii) Popular Club, a membership-based general merchandise catalog business. Fingerhut also offers a broad range of services to third parties, including telemarketing, direct marketing, information management, warehousing, product fulfillment and distribution, order and returns processing, customer service and credit-related services. The Company also has investments in entities engaged in complementary businesses, including Internet businesses.

      The Company provides various support functions to its retail operating divisions (except Fingerhut) on an integrated, company-wide basis.

•	The Company’s financial and credit services subsidiary, FACS Group, Inc. (“FACS”), supports the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary credit card accounts owned by the Company except support relating to statement mailing and payment processing, which is provided by GE Capital Consumer Card Co. (“GE Bank”). GE Bank owns all of the “Macy’s” credit card accounts originated prior to the Merger and an allocated portion of the “Macy’s” credit card accounts originated subsequent to the Merger. In addition, FACS provides payroll and benefits services to the Company’s retail operating and service divisions.

•	The Company’s data processing subsidiary, Federated Systems Group, Inc. (“FSG”), provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service divisions.

•	Federated Merchandising Group (“FMG”), a division of the Company, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store franchises. FMG is also responsible for all of the private label development of the Company’s retail operating divisions except for Bloomingdale’s and Stern’s, which source some of their private label merchandise through Associated Merchandising Corporation. Bloomingdale’s also has its own private label program and sells some of FMG’s merchandise.

•	Federated Logistics, a division of a subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating divisions.

•	A specialized staff maintained in the Company’s corporate offices provides services for all divisions of the Company in such areas as accounting, real estate and insurance, as well as various other corporate office functions.

      FACS, FSG, FMG and certain departments in the Company’s corporate offices also offer their services to unrelated third parties.

      Fingerhut conducts its retail business though its principal subsidiaries Fingerhut Corporation, Figi’s Inc., Arizona Mail Order Company, Inc., Bedford Fair Apparel, Inc., Popular Club Plan, Inc. and Axsys National Bank, which provides credit for customers’ purchases in the form of revolving credit card loans. Other subsidiaries of Fingerhut support such retail operations by providing data processing, customer service, telemarketing and fulfillment services, as well as other corporate office functions.

      The Company and its predecessors have been operating department stores since 1820. Federated was organized as a Delaware corporation in 1920. On May 26, 1994, Federated acquired Joseph Horne Co., Inc. pursuant to a subsidiary merger. On December 19, 1994, Federated acquired Macy’s pursuant to the Merger. On October 11, 1995, the Company acquired Broadway Stores, Inc. (“Broadway”) pursuant to a subsidiary merger. On March 18, 1999, the Company acquired Fingerhut pursuant to a subsidiary merger.

      The Company’s executive offices are located at 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602 and at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000.

      Employees. As of January 29, 2000, the Company had approximately 133,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the Christmas season. Approximately 10% of the Company’s employees as of January 29, 2000 were represented by unions. Management considers its relations with employees to be satisfactory.

      Seasonality. The retail business is seasonal in nature with a high proportion of sales and operating income generated in the months of November and December. Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the Christmas season when the Company must carry significantly higher inventory levels.

      Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 1999. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

      Competition. The retailing industry, in general, and the department store and direct-to-customer businesses, in particular, are intensely competitive. Generally, the Company’s stores compete with other department stores in the geographic areas in which they operate. In addition, both the Company’s department stores and direct-to-customer operations compete with numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets.

      Operating Segment Information. The information set forth in Note 16 to Consolidated Financial Statements appearing elsewhere in this report is incorporated by reference into this Item 1.

Item 1A.  Executive Officers of the Registrant.

      The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

James M. Zimmerman	56	Chairman of the Board and Chief Executive Officer; Director

Terry J. Lundgren	47	President and Chief Merchandising Officer; Director

Ronald W. Tysoe	47	Vice Chairman, Finance and Real Estate; Director

Thomas G. Cody	58	Executive Vice President, Legal and Human Resources

Dennis J. Broderick	51	Senior Vice President, General Counsel and Secretary

Karen M. Hoguet	43	Senior Vice President and Chief Financial Officer

Joel A. Belsky	46	Vice President and Controller

      James M. Zimmerman has been Chairman of the Board and Chief Executive Officer of the Company since May 1997; prior thereto he served as the President and Chief Operating Officer of the Company since May 1988.

      Terry J. Lundgren has been President and Chief Merchandising Officer of the Company since May 1997 and served as the Chairman of the Company’s Federated Merchandising Group division from February 1994 until February 19, 1998.

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

      Thomas G. Cody has been Executive Vice President, Legal and Human Resources of the Company since May 1988.

      Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990.

      Karen M. Hoguet has been Senior Vice President of the Company since April 1991 and Chief Financial Officer of the Company since October 31, 1997. Prior to July 6, 1999, Mrs. Hoguet served as the Treasurer of the Company since January 1992.

      Joel A. Belsky has been Vice President and Controller of the Company since October 1996. Prior thereto, he served as Divisional Vice President and Deputy Controller of the Company since March 1993.

Item 2.  Properties.

      The properties of the Company consist primarily of stores and related retail facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in New York and Cincinnati and other facilities at which centralized operational support functions are conducted. As of January 29, 2000, the Company operated 403 department stores in 33 states, comprising a total of 81,914,000 square feet. Of such department stores, 197 were entirely or mostly owned and 206 stores were entirely or mostly leased. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

Item 3.  Legal Proceedings.

      The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. The Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security-Holders.

      None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

      The Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “FD.” As of January 29, 2000, the Company had approximately 16,000 stockholders of record. The following table sets forth for each fiscal quarter during 1999 and 1998 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

	1999		1998

	Low	High	Low	High

1st Quarter	36.438	47.125	42.750	53.000

2nd Quarter	45.938	57.063	49.813	56.188

3rd Quarter	38.438	52.875	32.813	53.313

4th Quarter	40.938	53.875	35.938	46.375

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

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended	Ended	Ended
	January 29,	January 30,	January 31,	February 1,	February 3,
	2000	1999	1998	1997	1996

	(millions, except per share data)

Consolidated Statement of Income Data:

Net sales	$17,716	$15,365	$15,220	$14,833	$14,614

Cost of sales	10,443	9,218	9,200	9,018	9,038

Selling, general and administrative expenses	5,572	4,692	4,679	4,922	4,913

Operating income	1,701	1,455	1,341	893	663

Interest expense	(368)	(304)	(418)	(499)	(508)

Interest income	13	12	35	47	47

Income before income taxes and extraordinary items	1,346	1,163	958	441	202

Federal, state and local income tax expense	(551)	(478)	(383)	(175)	(127)

Income before extraordinary items	795	685	575	266	75

Extraordinary items (a)	–	(23)	(39)	–	–

Net income	$795	$662	$536	$266	$75

Basic earnings per share:

Income before extraordinary items	$3.78	$3.27	$2.74	$1.28	$.39

Net income	3.78	3.16	2.56	1.28	.39

Diluted earnings per share:

Income before extraordinary items	$3.62	$3.06	$2.58	$1.24	$.39

Net income	3.62	2.96	2.41	1.24	.39

Average number of shares outstanding	210.0	209.1	209.2	207.5	191.5

Depreciation and amortization	$738	$624	$590	$533	$497

Capital expenditures	$770	$695	$696	$846	$699

Balance Sheet Data (at year end):

Cash	$218	$307	$142	$149	$173

Working capital	3,970	2,904	3,134	2,831	3,262

Total assets	17,692	13,464	13,738	14,264	14,295

Short-term debt	1,284	524	556	1,095	733

Long-term debt	4,589	3,057	3,919	4,606	5,632

Shareholders’ equity	6,552	5,709	5,256	4,669	4,274

(a)	The extraordinary items for 1998 and 1997 were after-tax expenses associated with debt prepayments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The Company acquired Fingerhut on March 18, 1999. The acquisition is being accounted for under the purchase method of accounting and, accordingly, the Company’s results of operations do not include any revenues or expenses related to the acquisition prior to the closing date. The results of operations of Fingerhut have been grouped with the Company’s Bloomingdale’s By Mail, Macy’s By Mail and macys.com operations and certain other direct marketing activities as the direct-to-customer segment.

Results of Operations

      Comparison of the 52 Weeks Ended January 29, 2000 and January 30, 1999. Net sales for 1999 totaled $17,716 million, compared to net sales of $15,365 million for 1998, an increase of 15.3%. Net sales for department stores for 1999 were $15,850 million compared to $15,365 million for 1998, an increase of 3.2%. On a comparable store basis (sales from stores in operation throughout all of 1998 and 1999), net sales for 1999 increased 4.5% compared to 1998. Net sales for the direct-to-customer segment were $1,866 million for 1999.

      Cost of sales was 58.9% of net sales for 1999, compared to 60.0% for 1998. Cost of sales as a percent of net sales for department stores improved 0.2% in 1999 compared to 1998, benefiting from continued strength in consumer demand. This improvement in the cost of sales rate for department stores, together with a relatively lower cost of sales rate for the direct-to-customer segment, contributed to the overall 1.1% improvement in the cost of sales rate for 1999. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either year.

      Selling, general and administrative (“SG&A”) expenses were 31.5% of net sales for 1999, compared to 30.5% for 1998. Department store SG&A expenses improved 1.3% as a percent of department store net sales, reflecting the impact of higher sales with relatively flat nonpayroll expenses and lower bad debt expense, which was partially offset by reduced finance charge income resulting from lower average accounts receivable billings. A relatively higher SG&A expense rate for the direct-to-customer segment, including recently launched businesses, and increased amortization expense resulting from the Fingerhut acquisition combined to offset the improvement in the department store SG&A expense rate and produce a 1.0% increase in the overall SG&A expense rate for 1999.

      Net interest expense was $355 million for 1999 compared to $292 million for 1998. The higher interest expense for 1999 is due mainly to the increased outstanding debt resulting from the Fingerhut acquisition and the consolidation of the Fingerhut Master Trust for financial reporting purposes.

      The Company’s effective income tax rate of 40.9% for 1999 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

      Comparison of the 52 Weeks Ended January 30, 1999 and January 31, 1998. Net sales for 1998 were $15,365 million compared to $15,220 million for 1997, an increase of 1.0%. Excluding sales of the specialty stores division that was sold in July 1998, net sales increased 1.7% in 1998. On a comparable store basis (sales from stores in operation throughout all of 1997 and 1998), net sales increased 2.2% in 1998.

      Cost of sales was 60.0% of net sales for 1998, compared to 60.5% for 1997. The 0.5% improvement in the cost of sales rate reflects positive customer response to the merchandise assortments in the stores during the second and fourth quarters, attributed partially to an improved merchandise receipt flow. The valuation of merchandise inventory on the last-in, first-out basis did not impact cost of sales in either year.

      Selling, general and administrative expenses were 30.5% of net sales for 1998, compared to 30.7% for 1997. Selling, general and administrative expenses include finance charge income and expenses for doubtful customer accounts receivable. Finance charge income was $345 million for 1998, down from $391 million in 1997, primarily due to lower average accounts receivable balances as a result of accelerated payments. Amounts charged to expense for doubtful accounts receivable were $112 million for 1998, compared to $167 million for 1997. The decrease primarily reflects a reduction in the amount of uncollectible balances written off in 1998, also due to lower average accounts receivable balances and accelerated payments.

      Net interest expense was $292 million for 1998, compared to $383 million for 1997. The lower interest expense for 1998 is principally due to lower levels of borrowings and lower interest rates resulting from refinancings completed in 1998 and 1997.

      The Company’s effective tax rate of 41.1% for 1998 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

      The extraordinary items of $23 million and $39 million for 1998 and 1997, respectively, represent after-tax expenses associated with debt prepayments.

Liquidity and Capital Resources

      The Company’s principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

      Net cash provided by operating activities in 1999 was $1,263 million, compared to $1,690 million provided in 1998. The Company’s improved operating results were more than offset by an increase in accounts receivable in 1999 compared to a decrease in 1998. The increase in accounts receivable in 1999 resulted from higher credit sales and a post-acquisition increase in Fingerhut’s accounts receivable.

      Net cash used by investing activities was $2,432 million for 1999, including the purchase of Fingerhut. Investing activities for 1999 also included purchases of property and equipment totaling $770 million, capitalized software of $52 million and investments in companies engaged in complementary businesses totaling $117 million. The Company opened four new department stores and two new furniture galleries during 1999.

      Net cash provided to the Company by all financing activities was $1,080 million. The Company funded the acquisition of Fingerhut through a combination of cash on hand and short-term borrowings. During 1999, the Company issued $350 million of 6.3% Senior Notes due 2009 and $400 million of 6.9% Senior Debentures due 2029, the proceeds of which were used to refinance a portion of the short-term borrowings used by the Company to acquire Fingerhut. The Company repaid debt of $650 million in 1999, consisting principally of $490 million of receivables backed financings and the $125 million of Senior Notes assumed in the Fingerhut acquisition.

      The Company purchased 5.6 million shares of its common stock in 1999 at an approximate cost of $267 million. On January 27, 2000, the Board of Directors approved a new stock repurchase program that authorizes the Company to purchase up to $500 million of its common stock. The Company may from time to time commence, continue or suspend repurchases of shares under the repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. During 1999, the Company issued 9.0 million shares of its common stock upon the exercise of the Company’s Series C Warrants.

      In 1999, the Company took certain actions which resulted in the consolidation of the Fingerhut Master Trust for financial reporting purposes. The principal assets and liabilities of the Fingerhut Master Trust consisted of accounts receivable transferred by Fingerhut to the Trust in transactions treated as sales under Statement of Financial Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and the related debt issued by the Trust. As a result of the Company’s actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 31, 1999. These actions increased the Company’s consolidated net assets and debt by $1,132 million at July 31, 1999 and by $1,300 million at January 29, 2000.

      The Company intends to open eight new department stores and four new furniture galleries in 2000 and its budgeted capital expenditures are approximately $3,000 million for the 2000 to 2002 period. Management presently anticipates funding such expenditures from operations.

      Management believes the department store business and other retail businesses will continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of, and investments in, department stores, Internet-related companies, catalog companies and other complementary assets and companies.

      Management believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations, and the possible issuance from time to time of long-term debt or other securities. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

      The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 8 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company uses interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. See Notes 8 and 15 to the Consolidated Financial Statements, which are incorporated herein by reference.

      Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at January 29, 2000, the Company has determined that there was no material market risk exposure to the Company’s consolidate financial position, results of operations or cash flows as of such date.

Item 8. Consolidated Financial Statements and Supplementary Data.

      Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

      Information called for by this item is set forth under Item 1 “Election of Directors” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934” in the Proxy Statement, and in Item 1A “Executive Officers of the Registrant,” and incorporated herein by reference.

Item 11.  Executive Compensation.

      Information called for by this item is set forth under “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in the Proxy Statement and incorporated herein by reference.

Item 12.  Security Ownership and Certain Beneficial Owners and Management.

      Information called for by this item is set forth under “Stock Ownership” in the Proxy Statement and incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  The following documents are filed as part of this report:

           1.  Financial Statements:

      The list of financial statements required by this item is set forth in “Item 8 Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.

           2.  Financial Statement Schedules:

      All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

           3.  Exhibits:

      The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number	Description	Document if Incorporated by Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)
3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the 1994 Form 10-K
3.2	By-Laws	Exhibit 3.2 to the 1994 Form 10-K
4.1	Certificate of Incorporation	See Exhibits 3.1 and 3.1.1
4.2	By-Laws	See Exhibit 3.2
4.3	Rights Agreement, dated as of December 19, 1994, between the Company and the Bank of New York, as rights agent	Exhibit 4.3 to the 1994 Form 10-K
4.4	Indenture, dated as of December 15, 1994, between the Company and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995
4.4.1	Third Supplemental Indenture, dated as of January 23, 1995, between the Company and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee	Exhibit 4.4.1 to the 1994 Form 10-K
4.4.2	Fifth Supplemental Indenture, dated as of October 6, 1995, between the Company and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Registration Statement on Form 8-A, dated October 4, 1995

Exhibit
Number	Description	Document if Incorporated by Reference

4.4.3	Seventh Supplemental Indenture, dated as of May 22, 1996, between the Company and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K, dated as of May 21, 1996
4.4.4	Eighth Supplemental Indenture, dated as of July 14, 1997, between the Company and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of July 15, 1997 (the “July 1997 Form 8-K”)
4.4.5	Ninth Supplemental Indenture, dated as of July 14, 1997, between the Company and State Street Bank and Trust Company (successor in interest to The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K
4.5	Indenture, dated as of September 10, 1997, between the Company and Citibank, N.A., as Trustee	Exhibit 4.4 to the Company’s Amendment Number 1 to Form S-3 dated as of September 11, 1997
4.5.1	First Supplemental Indenture, dated as of February 6, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of February 6, 1998
4.5.2	Second Supplemental Indenture, dated as of August 26, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of August 25, 1998
4.5.3	Third Supplemental Trust Indenture, dated as of March 24, 1999, between the Company and Citibank, N.A., as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) dated as of April 22, 1999
4.6	Series D Warrant Agreement	Exhibit 4.7 to the 1994 Form 10-K
10.1	364 Day Credit Agreement, dated as of July 28, 1997, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank (successor in interest to BankBoston, N.A.), as Syndication Agent, and The Bank of America, National Trust & Savings Association, as Documentation Agent	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (the “August 1997 Form 10-Q”)

Exhibit
Number	Description	Document if Incorporated by Reference

10.1.1	Second Amended and Restated Credit Agreement, dated as of July 26, 1999, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank (successor in interest to BankBoston, N.A.), as Syndication Agent, and The Bank of America, National Trust & Savings Association, as Documentation Agent	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1999 (the “July 1999 Form 10-Q”)
10.2	Five-Year Credit Agreement, dated as of July 28, 1997, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank (successor in interest to BankBoston, N.A.), as Syndication Agent, and The Bank of America, National Trust & Savings Association, as Documentation Agent	Exhibit 10.2 to the August 1997 Form 10-Q
10.2.1	Letter Amendment to the Five-Year Credit Agreement, dated as of June 29, 1998, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank (successor in interest to BankBoston, N.A.), as Syndication Agent, and The Bank of America, National Trust & Savings Association, as Documentation Agent	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 1998
10.3	Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992 (the “Pooling and Servicing Agreement”), among the Company, Prime Receivables Corporation (“Prime”) and The Chase Manhattan Bank, (successor in interest to Chemical Bank), as Trustee	Exhibit 4.10 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated March 29, 1993
10.3.1	First Amendment, dated as of December 1, 1993, to the Pooling and Servicing Agreement	Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 29, 1994 (the “1993 Form 10-K”)

Exhibit
Number	Description	Document if Incorporated by Reference

10.3.2	Second Amendment, dated as of February 28, 1994, to the Pooling and Servicing Agreement	Exhibit 10.10.2 to the 1993 Form 10-K
10.3.3	Third Amendment, dated as of May 31, 1994, to the Pooling and Servicing Agreement	Exhibit 10.8.3 to the 1994 Form 10-K
10.3.4	Fourth Amendment, dated as of January 18, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 1996 (the “1995 Form 10-K”)
10.3.5	Fifth Amendment, dated as of April 30, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.5 to the 1995 Form 10-K
10.3.6	Sixth Amendment, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.6 to the 1995 Form 10-K
10.3.7	Seventh Amendment, dated as of May 14, 1996, to the Pooling and Servicing Agreement	Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)
10.3.8	Eighth Amendment, dated as of March 3, 1997, to the Pooling and Servicing Agreement	Exhibit 10.6.8 to the 1996 Form 10-K
10.3.9	Ninth Amendment, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 (the “November 1997 Form 10-Q”)
10.3.10	Tenth Amendment, dated as of August 3, 1998, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 1998
10.4	Assumption Agreement under the Pooling and Servicing Agreement, dated as of September 15, 1993	Exhibit 10.10.3 to the 1993 Form 10-K
10.5	Series 1992-3 Supplement, dated as of January 5, 1993, to the Pooling and Servicing Agreement	Exhibit 4.8 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated January 29, 1993
10.6	Series 1995-1 Supplement, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 4.7 to Prime’s Registration Statement on Form S-1, filed July 14, 1995, as amended
10.6.1	First Amendment to Series 1995-1 Supplement, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.4 to the November 1997 Form 10-Q
10.7	Series 1996-1 Supplement, dated as of May 14, 1996, to the Pooling and Servicing Agreement	Exhibit 4 to Prime’s Current Report on Form 8-K (File No. 0-21118) dated May 24, 1996
10.7.1	First Amendment to Series 1996-1 Supplement, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.5 to the November 1997 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.8	Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998 (the “Fingerhut Amended and Restated Pooling and Servicing Agreement”), between Fingerhut Receivables, Inc., as Transferor, Axsys National Bank (formerly Fingerhut National Bank), as Servicer, and The Bank of New York (Delaware) as Trustee (incorporated by reference to Exhibit 4(d) to Fingerhut Receivables, Inc. Registration Statement on Form S-1 (File No. 333-45599))	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended May 1, 1999 (the “May 1999 Form 10-Q”)
10.9	Series 1998-1 Supplement dated as of April 28, 1998 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.9 to the May 1999 Form 10-Q
10.9.1	First Amendment dated as of March 17, 1999 to Series 1998-1 Supplement	Exhibit 10.12 to the May 1999 Form 10-Q
10.10	Series 1998-2 Supplement dated as of April 28, 1998 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.10 to the May 1999 Form 10-Q
10.10.1	First Amendment dated as of March 17, 1999 to Series 1998-2 Supplement	Exhibit 10.13 to the May 1999 Form 10-Q
10.11	Series 1998-3 Supplement dated as of April 28, 1998 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.11 to the May 1999 Form 10-Q
10.11.1	First Amendment dated as of March 17, 1999 to Series 1998-3 Supplement	Exhibit 10.14 to the May 1999 Form 10-Q
10.11.2	Second Amendment to the Series 1998-3 Supplement, dated as of July 29, 1999, by and among Fingerhut Receivables, Inc., as Transferor, Axsys National Bank (formerly Fingerhut National Bank), as Servicer, and The Bank of New York (Delaware), as Trustee	Exhibit 10.2 to the July 1999 Form 10-Q
10.12	Receivables Purchase Agreement, dated as of December 15, 1992 (the “Receivables Purchase Agreement”), among Abraham & Straus, Inc., Bloomingdale’s, Inc., Burdines, Inc., Jordan Marsh Stores Corporation, Lazarus, Inc., Rich’s Department Stores, Inc., Stern’s Department Stores, Inc., The Bon, Inc. and Prime	Exhibit 10.2 to Prime’s Registration Statement on Form 8-A filed January 22, 1993, as amended
10.12.1	First Amendment, dated as of June 23, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.1 to 1993 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.12.2	Second Amendment, dated as of December 1, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.2 to 1993 Form 10-K
10.12.3	Third Amendment, dated as of February 28, 1994, to the Receivables Purchase Agreement	Exhibit 10.14.3 to 1993 Form 10-K
10.12.4	Fourth Amendment, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.13.4 to the 1994 Form 10-K
10.12.5	Fifth Amendment, dated as of April 30, 1995, to the Receivables Purchase Agreement	Exhibit 10.12.5 to the 1995 Form 10-K
10.12.6	Sixth Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.6 to the 1996 Form 10-K
10.12.7	Seventh Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.7 to the 1996 Form 10-K
10.12.8	Eighth Amendment, dated as of May 14, 1996, to the Receivables Purchase Agreement	Exhibit 10.13.8 to the 1996 Form 10-K
10.12.9	Ninth Amendment, dated as of March 3, 1997, to the Receivables Purchase Agreement.	Exhibit 10.13.9 to the 1996 Form 10-K
10.12.10	First Supplement, dated as of September 15, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.4 to 1993 Form 10-K
10.12.11	Second Supplement, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.12.7 to the 1995 Form 10-K
10.13	Amended and Restated Purchase Agreement dated as of March 18, 1998 between Fingerhut Receivables, Inc., as Buyer and Fingerhut Companies, Inc., as Seller (incorporated by reference to Exhibit 10(d) to Fingerhut Receivables, Inc. Registration Statement on Form S-1 (File No. 333-45599))	Exhibit 10.15 to the May 1999 Form 10-Q
10.14	Amended and Restated Bank Receivables Purchase Agreement dated as of March 18, 1998 between Fingerhut Companies, Inc., as Buyer, and Axsys National Bank (formerly Fingerhut National Bank), as Seller (incorporated by reference to Exhibit 10(e) to Fingerhut Receivables, Inc. Registration Statement (File No. 333-45599))	Exhibit 10.16 to the May 1999 Form 10-Q
10.15	Depository Agreement, dated as of December 31, 1992, among Deerfield Funding Corporation, now known as Seven Hills Funding Corporation (“Seven Hills”), the Company, and The Chase Manhattan Bank, as Depository	Exhibit 10.15 to Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 30, 1993 (“1992 Form 10-K”)

Exhibit
Number	Description	Document if Incorporated by Reference

10.16	Liquidity Agreement, dated as of December 31, 1992, among Seven Hills, the Company, the financial institutions named therein, and Credit Suisse, New York Branch, as Liquidity Agent	Exhibit 10.16 to 1992 Form 10-K
10.17	Pledge and Security Agreement, dated as of December 31, 1992, among Seven Hills, the Company, The Chase Manhattan Bank, as Depository and Collateral Agent, and the Liquidity Agent	Exhibit 10.17 to 1992 Form 10-K
10.18	Security Purchase Agreement, dated as of July 30, 1998, by and among Fingerhut Receivables, Inc. (the “Transferor”), Kitty Hawk Funding Corporation (“Kitty Hawk”), Falcon Asset Securitization Corporation (“Falcon”), Four Winds Funding Corporation (“Four Winds” and, collectively with Kitty Hawk and Falcon, the “Conduit Purchasers”), The Bank of America, N.A. (“BofA” or the “Administrative Agent”), The First National Bank of Chicago (“First Chicago”), Norddeutsche Landesbank Girozentrale, New York Branch and/or Cayman Island Branch (“Norddeutsche”), and Commerzbank Aktiengesellschaft, Chicago Branch (“Commerzbank” and collectively with BofA, First Chicago and Norddeutsche, the “Alternate Purchasers” and collectively with BofA and First Chicago, the “Managing Agents”)	Exhibit 10.3 to the July 1999 Form 10-Q
10.18.1	First Amendment Agreement to Fingerhut Receivables, Inc. Security Purchase Agreement, dated as of July 29, 1999, by and among Fingerhut Receivables, Inc., Kitty Hawk, Falcon, Four Winds, the Conduit Purchasers, the Alternate Purchasers and the Managing Agents	Exhibit 10.4 to the July 1999 Form 10-Q
10.19	Commercial Paper Dealer Agreement, dated as of December 31, 1992, among Seven Hills, the Company, and Goldman Sachs Money Markets, L.P.	Exhibit 10.18 to 1992 Form 10-K
10.20	Commercial Paper Dealer Agreement, dated as of December 31, 1992, among Seven Hills, the Company, and Shearson Lehman Brothers, Inc.	Exhibit 10.19 to 1992 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.21	Receivables Purchase Agreement, dated as of January 22, 1997, among FDS National Bank and Prime II Receivables Corporation (“Prime II”)	Exhibit 10.19 to the 1996 Form 10-K
10.22	Class A Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS National Bank, The Class A Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.20 to the 1996 Form 10-K
10.23	Class B Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS National Bank, The Class B Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.21 to the 1996 Form 10-K
10.24	Class A Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS National Bank, as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.6 to the July 1999 Form 10-Q
10.24.1	First Amendment to Class A Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II, as Transferor, FDS National Bank, as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.7 to the July 1999 Form 10-Q
10.25	Class B Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS National Bank, as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.8 to the July 1999 Form 10-Q
10.25.1	First Amendment to Class B Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II, as Transferor, FDS National Bank, as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.9 to the July 1999 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.26	Pooling and Servicing Agreement, dated as of January 22, 1997, (the “Prime II Pooling and Servicing Agreement”) among Prime II, FDS National Bank and The Chase Manhattan Bank, as Trustee	Exhibit 10.22 to the 1996 Form 10-K
10.27	Series 1997-1 Supplement, dated as of January 22, 1997, to the Prime II Pooling and Servicing Agreement	Exhibit 10.23 to the 1996 Form 10-K
10.28	Series 1999-1 Variable Funding Supplement, dated as of July 6, 1999, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the July 1999 Form 10-Q
10.29	Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company	Exhibit 10.25 to the 1996 Form 10-K
10.30	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Goldman Sachs & Co., as Dealer	Exhibit 10.2 to the May 1999 Form 10-Q
10.31	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and First Chicago Capital Markets, Inc., as Dealer	Exhibit 10.3 to the May 1999 Form 10-Q
10.32	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Chase Securities Inc., as Dealer	Exhibit 10.4 to the May 1999 Form 10-Q
10.33	Tax Sharing Agreement	Exhibit 10.10 to Form 10
10.34	Ralphs Tax Indemnification Agreement	Exhibit 10.1 to Form 10
10.35	Account Purchase Agreement dated as of May 10, 1991, by and among Monogram Bank, USA, Macy’s, Macy Credit Corporation, Macy Funding, Macy’s California, Inc., Macy’s Northeast, Inc., Macy’s South, Inc., Bullock’s Inc., I. Magnin, Inc., Master Servicer, and Macy Specialty Stores, Inc.**	Exhibit 19.2 to Macy’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1991 (File No. 33-6192), as amended under cover of Form 8, dated October 3, 1991
10.36	Amended and Restated Credit Card Program Agreement, dated as of June 4, 1996, among GE Capital Consumer Card Co. (“GE Bank”), FDS National Bank, Macy’s East, Inc., Macy’s West, Inc., Bullock’s, Inc., Broadway Stores, Inc., FACS Group, Inc., and MSS-Delaware, Inc.**	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 1996 (the “August 1996 Form 10-Q”)

Exhibit
Number	Description	Document if Incorporated by Reference

10.37	Amended and Restated Trade Name and Service Mark License Agreement, dated as of June 4, 1996, among the Company, GE Bank and General Electric Capital Corporation (“GE Capital”)	Exhibit 10.2 to the August 1996 Form 10-Q
10.38	FACS Credit Services and License Agreement, dated as of June 4, 1996, by and among GE Bank, GE Capital and FACS Group, Inc.**	Exhibit 10.3 to the August 1996 Form 10-Q
10.39	FDS Guaranty, dated as of June 4, 1996	Exhibit 10.4 to the August 1996 Form 10-Q
10.40	GE Capital Credit Services and License Agreement, dated as of June 4, 1996, among GE Capital, FDS National Bank, the Company and FACS Group, Inc.**	Exhibit 10.5 to the August 1996 Form 10-Q
10.41	GE Capital/ GE Bank Credit Services Agreement, dated as of June 4, 1996, among GE Capital and GE Bank**	Exhibit 10.6 to the August 1996 Form 10-Q
10.42	Amended and Restated Commercial Accounts Agreement, dated as of June 4, 1996, among GE Capital, the Company, FDS National Bank, Macy’s East, Inc., Macy’s West, Inc., Bullock’s, Inc., Broadway Stores, Inc., FACS Group, Inc. and MSS-Delaware, Inc.**	Exhibit 10.7 to the August 1996 Form 10-Q
10.43	Agreement and Plan of Merger, dated as of February 10, 1999, among the Company, Bengal Subsidiary Corporation and Fingerhut Companies, Inc. (incorporated by reference to Exhibit (c)(I) of the Schedule 14D-1, filed by the Company and Bengal on February 18, 1999)	Exhibit 10.1 to the May 1999 Form 10-Q
10.44	1992 Executive Equity Incentive Plan*	Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed November 27, 1991, as amended
10.45	1995 Executive Equity Incentive Plan, as amended and restated as of May 21, 1999*	Appendix A to the Company’s Proxy Statement on Schedule 14A, filed April 21, 1999
10.46	1992 Incentive Bonus Plan, as amended and restated as of December 10, 1999*
10.47	Form of Severance Agreement*	Exhibit 10.33 to the 1994 Form 10-K
10.48	Form of Indemnification Agreement*	Exhibit 10.14 to Form 10
10.49	Senior Executive Medical Plan*	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990

Exhibit
Number	Description	Document if Incorporated by Reference

10.50	Employment Agreement, dated as of August 27, 1999, between James M. Zimmerman and the Company*
10.51	Employment Agreement, dated as of May 16, 1997, between Terry J. Lundgren and the Company*	Exhibit 10.43 to the 1997 Form 10-K
10.52	Form of Employment Agreement for Executives and Key Employees*	Exhibit 10.31 to 1993 Form 10-K
10.53	Form of Severance Agreement (for Executives and Key Employees other than the Executive Officers)*	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the “1998 Form 10-K”)
10.54	Form of Second Amended and Restated Severance Agreement (for the Executive Officers)*	Exhibit 10.45 to the 1998 Form 10-K
10.55	Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997*	Exhibit 10.46 to the 1996 Form 10-K
10.56	Executive Deferred Compensation Plan, as amended*	Exhibit 10.47 to the 1996 Form 10-K
10.57	Profit Sharing 401(k) Investment Plan (amending and restating the Retirement Income and Thrift Incentive Plan) effective as of April 1, 1997*	Exhibit 10.48 to the 1996 Form 10-K
10.58	Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997*	Exhibit 10.49 to the 1996 Form 10-K
21	Subsidiaries
22	Consent of KPMG LLP
23	Powers of Attorney
27	Financial Data Schedule

*	Constitutes a compensatory plan or arrangement.

**	Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

(b)	Reports on Form 8-K.

(i)	Current report on Form 8-K, dated December 6, 1999, reporting matters under items 5 and 7 thereof.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

By:	/s/ DENNIS J. BRODERICK

Dennis J. Broderick
Senior Vice President, General Counsel and Secretary

Date: April 19, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 19, 2000.

Signature	Title

* James M. Zimmerman	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director
* Terry J. Lundgren	President and Chief Merchandising Officer and Director
* Ronald W. Tysoe	Vice Chairman, Finance and Real Estate and Director
* Karen M. Hoguet	Senior Vice President and Chief Financial Officer
* Joel A. Belsky	Vice President and Controller (principal accounting officer)
* Meyer Feldberg	Director
* Earl G. Graves, Sr.	Director
* George V. Grune	Director
* Sara Levinson	Director
* Joseph Neubauer	Director
* Joseph A. Pichler	Director
* Karl M. von der Heyden	Director
* Craig E. Weatherup	Director
* Marna C. Whittington	Director

     * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ DENNIS J. BRODERICK

Dennis J. Broderick
Attorney-in-Fact

MANAGEMENT’S REPORT

To the Shareholders of

Federated Department Stores, Inc.:

      The integrity and consistency of the consolidated financial statements of Federated Department Stores, Inc. and subsidiaries, which were prepared in accordance with generally accepted accounting principles, are the responsibility of management and properly include some amounts that are based upon estimates and judgments.

      The Company maintains a system of internal accounting controls, which is supported by a program of internal audits with appropriate management follow-up action, to provide reasonable assurance, at appropriate cost, that the Company’s assets are protected and transactions are properly recorded. Additionally, the integrity of the financial accounting system is based on careful selection and training of qualified personnel, organizational arrangements which provide for appropriate division of responsibilities and communication of established written policies and procedures.

      The consolidated financial statements of the Company have been audited by KPMG LLP, independent certified public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audits conducted in accordance with generally accepted auditing standards.

      The Audit Review Committee, composed solely of outside directors, meets periodically with the independent certified public accountants, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, the independent certified public accountants and the Company’s internal auditors meet periodically with the Audit Review Committee without management representatives present and have free access to the Audit Review Committee at any time. The Audit Review Committee is responsible for recommending to the Board of Directors the engagement of the independent certified public accountants, which is subject to shareholder approval, and the general oversight review of management’s discharge of its responsibilities with respect to the matters referred to above.

James M. Zimmerman

Chairman and Chief Executive Officer

Karen M. Hoguet

Senior Vice President, Chief Financial Officer

Joel A. Belsky

Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Federated Department Stores, Inc.:

      We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the fifty-two week periods ended January 29, 2000, January 30, 1999 and January 31, 1998. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for the fifty-two week periods ended January 29, 2000, January 30, 1999 and January 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Cincinnati, Ohio

February 22, 2000

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(millions, except per share data)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

Net sales	$17,716	$15,365	$15,220

Cost of sales	10,443	9,218	9,200

Selling, general and administrative expenses	5,572	4,692	4,679

Operating income	1,701	1,455	1,341

Interest expense	(368)	(304)	(418)

Interest income	13	12	35

Income before income taxes and extraordinary items	1,346	1,163	958

Federal, state and local income tax expense	(551)	(478)	(383)

Income before extraordinary items	795	685	575

Extraordinary items	–	(23)	(39)

Net income	$795	$662	$536

Basic earnings per share:

Income before extraordinary items	$3.78	$3.27	$2.74

Extraordinary items	–	(.11)	(.18)

Net income	$3.78	$3.16	$2.56

Diluted earnings per share:

Income before extraordinary items	$3.62	$3.06	$2.58

Extraordinary items	–	(.10)	(.17)

Net income	$3.62	$2.96	$2.41

      The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	January 29, 2000	January 30, 1999

ASSETS

Current Assets:

Cash	$218	$307

Accounts receivable	4,313	2,209

Merchandise inventories	3,589	3,259

Supplies and prepaid expenses	230	117

Deferred income tax assets	172	80

Total Current Assets	8,522	5,972

Property and Equipment – net	6,828	6,572

Intangible Assets – net	1,735	631

Other Assets	607	289

Total Assets	$17,692	$13,464

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Short-term debt	$1,284	$524

Accounts payable and accrued liabilities	3,043	2,446

Income taxes	225	98

Total Current Liabilities	4,552	3,068

Long-Term Debt	4,589	3,057

Deferred Income Taxes	1,444	1,060

Other Liabilities	555	570

Shareholders’ Equity	6,552	5,709

Total Liabilities and Shareholders’ Equity	$17,692	$13,464

      The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

						Accumulated
		Additional			Unearned	Other	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Comprehensive	Shareholders’
	Stock	Capital	Equity	Stock	Stock	Income	Equity

Balance at February 1, 1997	$2	$4,400	$834	$(566)	$(1)	$–	$4,669

Net Income			536				536

Minimum pension liability adjustment, net of income tax effect						(3)	(3)

Total comprehensive income							533

Stock issued under stock plans		46		(7)	(1)		38

Deferred compensation plan distributions				1			1

Income tax benefit related to stock plan activity		15					15

Balance at January 31, 1998	2	4,461	1,370	(572)	(2)	(3)	5,256

Net Income			662				662

Minimum pension liability adjustment, net of income tax effect						(7)	(7)

Total comprehensive income							655

Stock repurchases				(591)			(591)

Stock issued under stock plans		36		(6)			30

Deferred compensation plan distributions				1			1

Restricted stock plan amortization					1		1

Income tax benefit related to stock plan activity		13					13

Stock issued in conversion of subordinated notes		(104)		448			344

Balance at January 30, 1999	2	4,406	2,032	(720)	(1)	(10)	5,709

Net Income			795				795

Minimum pension liability adjustment, net of income tax effect						10	10

Total comprehensive income							805

Stock repurchases				(267)			(267)

Stock issued under stock plans		52		(4)	(9)		39

Stock issued upon exercise of warrants	1	233					234

Restricted stock plan amortization					3		3

Deferred compensation plan distributions				1			1

Equity issued in acquisition		12					12

Income tax benefit related to stock plan activity		16					16

Balance at January 29, 2000	$3	$4,719	$2,827	$(990)	$(7)	$–	$6,552

      The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

Cash flows from operating activities:

Net income	$795	$662	$536

Adjustments to reconcile net income to net cash provided by Operating activities:

Depreciation and amortization	657	596	563

Amortization of intangible assets	78	27	27

Amortization of financing costs	7	7	20

Amortization of unearned restricted stock	3	1	–

Loss on early extinguishment of debt	–	23	39

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	(473)	235	194

(Increase) decrease in merchandise inventories	(164)	(20)	7

Increase in supplies and prepaid expenses	(27)	(2)	(5)

(Increase) decrease in other assets not separately identified	(8)	31	(7)

Increase (decrease) in accounts payable and accrued liabilities not separately identified	194	6	(36)

Increase in current income taxes	128	25	103

Increase in deferred income taxes	64	103	138

Increase (decrease) in other liabilities not separately identified	9	(4)	(6)

Net cash provided by operating activities	1,263	1,690	1,573

Cash flows from investing activities:

Acquisition of Fingerhut Companies, Inc., net of cash acquired	(1,539)	–	–

Purchase of property and equipment	(770)	(695)	(696)

Capitalized software	(52)	–	–

Investments in companies	(117)	–	–

Disposition of property and equipment	46	50	178

Collection of note receivable	–	200	200

Net cash used by investing activities	(2,432)	(445)	(318)

Cash flows from financing activities:

Debt issued	1,684	650	763

Financing costs	(10)	–	(7)

Debt repaid	(650)	(1,229)	(2,027)

Increase (decrease) in outstanding checks	33	47	(45)

Acquisition of treasury stock	(267)	(594)	(2)

Issuance of common stock	290	46	56

Net cash provided (used) by financing activities	1,080	(1,080)	(1,262)

Net increase (decrease) in cash	(89)	165	(7)

Cash beginning of period	307	142	149

Cash end of period	$218	$307	$142

Supplemental cash flow information:

Interest paid	$348	$306	$412

Interest received	14	15	38

Income taxes paid (net of refunds received)	327	304	121

      The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

      Federated Department Stores, Inc. (the “Company”) is a retail organization operating department stores and direct-to-customer businesses that sell a wide range of products and services, including men’s, women’s, and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods.

      The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company from time to time invests in companies engaged in complementary businesses. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments are carried at cost. The Company’s investments in companies engaged in complementary businesses amounted to approximately $126 million at January 29, 2000. There were no such investments at January 30, 1999. All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

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

      Depreciation and amortization are provided primarily on a straight-line basis over the shorter of estimated asset lives or related lease terms. Estimated asset lives range from 15 to 50 years for buildings and building equipment, 3 to 15 years for fixtures and equipment and 2 to 5 years for capitalized software. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets. The carrying value of property and equipment is periodically reviewed and adjusted appropriately by the Company whenever events or changes in circumstances indicate that the estimated fair value is less than the carrying amount.

      Intangible assets are amortized on a straight-line basis over their estimated lives (see Note 7). The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the present value of the expected future operating cash flows derived from such intangible assets is less than their carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Advertising and promotional costs amounted to $1,219 million, $739 million and $680 million for the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months. Non-direct response advertising and promotional costs are expensed as incurred.

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

      The cost of postretirement benefits other than pensions is recognized in the financial statements over an employee’s term of service with the Company.

      The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations (see Note 13).

      Earnings per share are computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” (see Note 17).

      Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent year.

      In 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities on the balance sheet using fair value measurement. The accounting for changes in the fair value of derivatives depends on the intended use of the derivatives and the hedging designation, if any. Based on the Company’s minimal use of derivatives, management does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.  Acquisition

      On March 18, 1999, the Company purchased Fingerhut Companies, Inc. (“Fingerhut”), for a purchase price of approximately $1,720 million, including the assumption of $125 million of debt.

      The Fingerhut acquisition is being accounted for under the purchase method of accounting. Accordingly, the Company’s results of operations do not include Fingerhut’s results of operations for any period prior to March 18, 1999 and the purchase price has been allocated to Fingerhut’s assets and liabilities based on the estimated fair value of these assets and liabilities as of March 18, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.  Extraordinary Items

      The extraordinary item for the 52 weeks ended January 30, 1999 represents costs of $23 million, net of income tax benefit of $15 million, associated with a debt prepayment.

      The extraordinary item for the 52 weeks ended January 31, 1998 represents costs of $39 million, net of income tax benefit of $25 million, associated with debt prepayments.

4.  Accounts Receivable

	January 29,	January 30,
	2000	1999

	(millions)

Due from customers	$4,392	$2,099

Less allowance for doubtful accounts	358	77

	4,034	2,022

Other receivables	279	187

Net receivables	$4,313	$2,209

      Sales through the Company’s credit plans were $5,726 million, $4,028 million and $4,002 million for the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively. The credit plans relating to certain operations of the Company are owned by a third party.

      Finance charge income amounted to $465 million, $345 million and $391 million for the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

      Changes in allowance for doubtful accounts are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

	(millions)

Balance, beginning of year	$77	$100	$96

Charged to costs and expenses	310	112	167

Acquired	275	–	–

Net uncollectible balances written off	(304)	(135)	(163)

Balance, end of year	$358	$77	$100

5.  Inventories

      Merchandise inventories were $3,589 million at January 29, 2000, compared to $3,259 million at January 30, 1999. At these dates, the cost of department store inventories using the LIFO method approximated the cost of such inventories using the first-in, first-out method. The application of the LIFO method did not impact cost of sales for the 52 weeks ended January 29, 2000, January 30, 1999 or January 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6.  Properties and Leases

	January 29,	January 30,
	2000	1999

	(millions)

Land	$1,021	$1,018

Buildings on owned land	2,467	2,399

Buildings on leased land and leasehold improvements	1,660	1,552

Fixtures and equipment	3,831	3,713

Leased properties under capitalized leases	73	73

	9,052	8,755

Less accumulated depreciation and amortization	2,224	2,183

	$6,828	$6,572

      In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

      The Company leases a portion of the real estate and personal property used in its operations. Most leases require the Company to pay real estate taxes, maintenance and other executory costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase over time. In addition, certain of these leases contain covenants that restrict the ability of the tenant (typically a subsidiary of the Company) to take specified actions (including the payment of dividends or other amounts on account of its capital stock) unless the tenant satisfies certain financial tests.

      Minimum rental commitments (excluding executory costs) at January 29, 2000, for noncancellable leases are:

	Capitalized	Operating
	Leases	Leases	Total

		(millions)

Fiscal year:

2000	$12	$177	$189

2001	12	166	178

2002	10	148	158

2003	9	132	141

2004	9	123	132

After 2005	55	1,931	1,986

Total minimum lease payments	107	$2,677	$2,784

Less amount representing interest	46

Present value of net minimum capitalized lease payments	$61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($6 million) and long-term ($55 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $4 million on capitalized leases and $21 million on operating leases.

      Rental expense consists of:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

		(millions)
Real estate (excluding executory costs)
Capitalized leases –

Contingent rentals	$3	$3	$4
Operating leases –

Minimum rentals	149	144	149

Contingent rentals	23	21	23

	175	168	176

Less income from subleases –

Capitalized leases	3	2	2

Operating leases	20	19	18

	23	21	20

	$152	$147	$156

Personal property – Operating leases	$50	$22	$37

7. Intangible Assets

	January 29,	January 30,
	2000	1999

	(millions)

Goodwill	$1,201	$362

Identifiable intangibles	802	458

	2,003	820

Less accumulated amortization	268	189

Intangible assets — net	$1,735	$631

      Goodwill is being amortized on a straight-line basis over its estimated useful life, ranging from 20 to 40 years. Identifiable intangibles include tradenames, customer lists and credit files and are being amortized on a straight-line basis over their estimated useful lives, ranging from 7 to 40 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

8. Financing

	January 29,	January 30,
	2000	1999

	(millions)

Short-term debt:

Receivables backed financings	$885	$490

Commercial paper program	393	–

Current portion of long-term debt	6	34

Total short-term debt	$1,284	$524

Long-term debt:

Receivables backed financings	$1,624	$836

8.5% Senior notes due 2003	450	450

8.125% Senior notes due 2002	400	400

6.9% Senior debentures due 2029	400	–

6.125% Term Enhanced ReMarketable Securities due 2011	350	–

6.3% Senior notes due 2009	350	–

7.45% Senior debentures due 2017	300	300

7.0% Senior debentures due 2028	300	300

6.79% Senior debentures due 2027	250	250

10.0% Senior notes due 2001	110	110

Capital lease obligations	55	61

Total long-term debt	$4,589	$3,057

      Interest expense was as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

	(millions)

Interest on debt	$357	$293	$392

Amortization of financing costs	7	7	20

Interest on capitalized leases	7	7	8

Subtotal	371	307	420

Less interest capitalized on construction	3	3	2

	$368	$304	$418

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Future maturities of long-term debt, other than capitalized leases are shown below:

(millions)

Fiscal year:

2001	$958

2002	1,189

2003	709

2004	328

2005	–

After 2005	1,350

      The Company funded the acquisition of Fingerhut through a combination of cash on hand and short-term borrowings. During 1999, the Company issued $350 million of 6.3% Senior Notes due 2009 and $400 million of 6.9% Senior Debentures due 2029, the proceeds of which were used to refinance a portion of the short-term borrowings used by the Company to acquire Fingerhut. The Company repaid debt of $650 million in 1999, consisting principally of $490 million of receivables backed financings and the $125 million of Senior Notes assumed in the Fingerhut acquisition.

      In 1999, the Company took certain actions which resulted in the consolidation of the Fingerhut Master Trust for financial reporting purposes. The principal assets and liabilities of the Fingerhut Master Trust consisted of accounts receivable transferred by Fingerhut to the Trust in transactions treated as sales under SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and the related debt issued by the Trust. As a result of the Company’s actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 31, 1999. These actions increased the Company’s consolidated net assets and debt by $1,132 million at July 31, 1999 and by $1,300 million at January 29, 2000.

      The following summarizes certain components of the Company’s debt:

Receivables Backed Financings

      Receivables backed financings classified as short-term debt consist of current amounts due under certain receivables backed certificates issued by subsidiaries of the Company together with receivables backed commercial paper issued by subsidiaries of the Company (of which $372 million and none were outstanding as of January 29, 2000 and January 30, 1999, respectively). Receivables backed financings classified as long-term debt consist of receivables backed certificates issued by subsidiaries of the Company, which certificates represent undivided interests in master trusts originated by such subsidiaries, and bear interest at both fixed and floating rates. The majority of the certificates bear interest at fixed rates ranging from 6.07% to 6.90% and a portion of the certificates bear interest at a floating rate based on LIBOR. The receivables backed financings classified as long-term debt at January 29, 2000 have maturity dates between February 2001 and April 2004.

Bank Credit Agreements

      The Company and certain financial institutions are parties to (i) the Five-Year Credit Agreement, pursuant to which such financial institutions have provided the Company with a $1,500 million revolving loan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

facility (the “Five Year Facility”) and (ii) the 364 Day Credit Agreement, pursuant to which such financial institutions have provided the Company with a $500 million revolving loan facility (the “364-Day Facility” and, together with the Five-Year Facility, the “Revolving Loan Facilities”). The Company’s obligations under the Revolving Loan Facilities are not secured or guaranteed.

      As of January 29, 2000 and January 30, 1999, there were no revolving credit loans outstanding under the Revolving Loan Facilities. However, there were $31 million and $69 million of letters of credit outstanding under the Revolving Loan Facilities at January 29, 2000 and January 30, 1999, respectively. Revolving loans under the Revolving Loan Facilities bear interest based on published rates.

Commercial Paper

      The Company established a $2,000 million program for the issuance from time to time of unsecured commercial paper. The issuance of commercial paper under the program will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Revolving Loan Facilities by an amount equal to the principal amount of such commercial paper. As of January 29, 2000, there was $393 million of such commercial paper outstanding. As of January 30, 1999, there was no such commercial paper outstanding.

Senior Notes and Debentures

      The Senior Notes and the Senior Debentures are unsecured obligations of the Company. The holders of the Senior Debentures due 2027 may elect to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued and unpaid interest to the date of repayment.

Term Enhanced ReMarketable Securities (“TERMS”)

      The TERMS are unsecured obligations of the Company. The final maturity is scheduled to occur on September 1, 2011 (“Final Maturity”), but may be adjusted during the remarketing process. The TERMS will bear interest at the rate of 6.125% per annum to September 1, 2001 (“Investor Maturity Date”). The interest rate to Final Maturity will be determined during the remarketing process and will be equal to the sum of 5.64% per annum plus the Company’s then current credit spread for similar debt instruments. At the Investor Maturity Date, the remarketing dealer may purchase the TERMS from the investors, at face value, and remarket the securities to new investors or the remarketing dealer may give notice to the Company that such securities shall be tendered to the Company and retired.

Other Financing Arrangements

      In addition to the financing arrangements discussed above, the Company entered into arrangements providing for off balance sheet financing of up to $500 million of non-proprietary credit card receivables arising under accounts owned by the Company. At January 29, 2000 and January 30, 1999, $423 million and $340 million, respectively, of borrowings were outstanding under these arrangements.

      There were also $67 million of letters of credit outstanding at January 29, 2000. There were no such letters of credit outstanding at January 30, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9.  Accounts Payable and Accrued Liabilities

	January 29,	January 30,
	2000	1999

	(millions)

Merchandise and expense accounts payable	$1,876	$1,630

Liabilities to customers	415	263

Taxes other than income taxes	181	116

Accrued wages and vacation	160	91

Accrued interest	60	45

Other	351	301

	$3,043	$2,446

10.  Taxes

      Income tax expense is as follows:

	52 Weeks Ended			52 Weeks Ended			52 Weeks Ended
	January 29, 2000			January 30, 1999			January 31, 1998

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(millions)

Federal	$458	$(4)	$454	$405	$(19)	$386	$319	$(1)	$318

State and local	98	(1)	97	96	(4)	92	66	(1)	65

	$556	$(5)	$551	$501	$(23)	$478	$385	$(2)	$383

      The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, to income before income taxes and extraordinary items. The reasons for this difference and their tax effects are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

	(millions)

Expected tax	$471	$407	$335

State and local income taxes, net of federal income tax benefit	63	60	43

Permanent difference arising from amortization of intangible assets	14	9	9

Other	3	2	(4)

	$551	$478	$383

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 29,	January 30,
	2000	1999

	(millions)

Deferred tax assets:

Operating loss carryforwards	$76	$115

Accrued liabilities accounted for on a cash basis for tax purposes	187	172

Allowance for doubtful accounts	178	30

Postretirement benefits other than pensions	155	165

Capitalized lease debt	27	29

Other	104	149

Total gross deferred tax assets	727	660

Deferred tax liabilities:

Excess of book basis over tax basis of property and equipment	(1,408)	(1,355)

Deductible intangibles	(210)	–

Merchandise inventories	(112)	(125)

Prepaid pension expense	(71)	(64)

Other	(198)	(96)

Total gross deferred tax liabilities	(1,999)	(1,640)

Net deferred tax liability	$(1,272)	$(980)

      As of January 29, 2000, the Company had net operating loss carryforwards of approximately $216 million which are available through 2009.

11.  Retirement Plans

      The Company has defined benefit plans (“Pension Plans”) and defined contribution plans (“Savings Plans”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has defined benefit supplementary retirement plans which include benefits, for certain employees, in excess of qualified plan limitations. For the 52 weeks ended January 29, 2000, January 30, 1999 and January 31, 1998, net retirement expense for these plans totaled $53 million, $30 million and $35 million, respectively.

      Measurement of plan assets and obligations for the Pension Plans and the defined benefit supplementary retirement plans are calculated as of December 31 of each year. The discount rates used to determine the actuarial present value of projected benefit obligations under such plans were 7.75% as of December 31, 1999 and 6.75% as of December 31, 1998. The assumed weighted average rate of increase in future compensation levels under such plans was 5.0% as of December 31, 1999 and December 31, 1998. The long-term rate of return on assets (Pension Plans only) was 9.75% as of December 31, 1999 and December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pension Plans

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plans as of December 31, 1999 and 1998:

	1999	1998

	(millions)
Change in projected benefit obligation

Projected benefit obligation, beginning of year	$1,460	$1,403

Service cost	38	29

Interest cost	95	97

Acquisition	52	–

Actuarial (gain) loss	(164)	58

Benefits paid	(136)	(127)

Projected benefit obligation, end of year	$1,345	$1,460
Changes in plan assets (primarily stocks, bonds and U.S. government securities)

Fair value of plan assets, beginning of year	$1,664	$1,590

Actual return on plan assets	288	201

Acquisition	47	–

Benefits paid	(136)	(127)

Fair value of plan assets, end of year	$1,863	$1,664

Funded status	$518	$204

Unrecognized net gain	(337)	(28)

Unrecognized prior service cost	2	3

Prepaid benefit cost	$183	$179

Amounts recognized in the statement of financial position

Prepaid pension expense	$192	$179

Accrued benefit cost	(9)	–

Net amount recognized	$183	$179

      Net pension costs for the Company’s Pension Plans included the following actuarially determined components:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

	(millions)

Service cost	$38	$29	$30

Interest cost	95	97	99

Expected return on assets	(146)	(137)	(132)

Amortization of prior service cost	1	1	–

Cost of special termination benefits	3	–	9

Net pension expense (credit)	$(9)	$(10)	$6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      In connection with programs to modify certain health care benefits for future retirees at one division, the Company incurred $3 million during the 52 weeks ended January 29, 2000 and $9 million during the 52 weeks ended January 31, 1998 of special termination benefits to eligible employees who elected to retire within a specified time period.

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plans.

      The Company’s policy is to fund the Pension Plans at or above the minimum required by law. For the 1999 plan year, a $1 million funding contribution is required by September 15, 2000. For the 1998 plan year, no funding contribution was required or made. Plan assets are held by independent trustees.

Supplementary Retirement Plans

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plans as of December 31, 1999 and 1998:

	1999	1998

	(millions)
Change in projected benefit obligation

Projected benefit obligation, beginning of year	$132	$94

Service cost	4	4

Interest cost	9	8

Acquisition	1	–

Actuarial (gain) loss	(22)	36

Benefits paid	(7)	(10)

Projected benefit obligation, end of year	$117	$132

Change in plan assets

Fair value of plan assets, beginning of year	$–	$–

Company contributions	7	10

Benefits paid	(7)	(10)

Fair value of plan assets, end of year	$–	$–

Funded status	$(117)	$(132)

Unrecognized net loss	24	49

Unrecognized prior service cost	4	6

Accrued benefit cost	$(89)	$(77)

Amounts recognized in the statement of financial position

Accrued benefit cost	(91)	(99)

Intangible asset	2	5

Accumulated other comprehensive income	–	17

Net amount recognized	$(89)	$(77)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The accumulated benefit obligation for the supplementary retirement plans was $91 million and $99 million as of December 31, 1999 and December 31, 1998, respectively.

      Net pension costs for the supplementary retirement plans included the following actuarially determined components:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

	(millions)

Service cost	$4	$4	$2

Interest cost	9	8	5

Amortization of prior service cost	1	1	2

Recognition of net actuarial loss	4	3	–

Net pension expense	$18	$16	$9

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

Savings Plans

      Certain savings plans include voluntary savings features which are eligible for employer matching contributions and others are subject to discretionary profit sharing contributions. Expense for the Savings Plans amounted to $44 million for the 52 weeks ended January 29, 2000, $24 million for the 52 weeks ended January 30, 1999 and $20 million for the 52 weeks ended January 31, 1998.

Deferred Compensation Plan

      The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number it estimates will be needed for distribution on account of stock credits currently outstanding. At January 29, 2000, January 30, 1999 and January 31, 1998, the liability under the plan, which is reflected in other liabilities, was $26 million, $21 million, and $17 million, respectively. Expense for the 52 weeks ended January 29, 2000, 52 weeks ended January 30, 1999, and 52 weeks ended January 31, 1998, was immaterial.

12.  Postretirement Health Care and Life Insurance Benefits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the postretirement obligations as of December 31, 1999 and 1998:

	1999	1998

	(millions)
Change in accumulated postretirement benefit obligation

Accumulated postretirement benefit obligation, beginning of year	$332	$325

Service cost	1	2

Interest cost	20	22

Plan amendments	(24)	(2)

Actuarial (gain) loss	(33)	12

Benefits paid	(26)	(27)

Accumulated postretirement benefit obligation, end of year	$270	$332

Change in plan assets

Fair value of plan assets, beginning of year	$–	$–

Company contributions	26	27

Benefits paid	(26)	(27)

Fair value of plan assets, end of year	$–	$–

Funded status	$(270)	$(332)

Unrecognized net gain	(76)	(50)

Unrecognized prior service cost	(42)	(30)

Accrued benefit cost	$(388)	$(412)

      Net postretirement benefit expense included the following actuarially determined components:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

	(millions)

Service cost	$1	$2	$2

Interest cost	20	23	23

Amortization of prior service cost	(7)	(5)	(4)

Recognition of net actuarial gain	(8)	(9)	(11)

Reduction for special termination benefits	(4)	–	(3)

Net postretirement benefit expense	$2	$11	$7

      The discount rate used in determining the actuarial present value of unfunded postretirement benefit obligations was 7.75% as of December 31, 1999 and 6.75% as of December 31, 1998.

      The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

are affected by increases in health care costs. For purposes of determining the present values of unfunded postretirement benefit obligations, the annual growth rate in the per capita cost of various components of such medical benefit obligations was assumed to range from 6.5% to 9.0% in the first year, and to decrease gradually for each such component to range from 4.5% to 5.5% by 2003 and to remain at those levels thereafter. The foregoing growth-rate assumption has a significant effect on such determination. To illustrate, increasing such assumed growth rates by one percentage point would increase the present value of unfunded postretirement benefit obligation as of December 31, 1999 by $9 million and the net periodic postretirement benefit expense for 1999 by $1 million. Alternatively, decreasing such assumed growth rates by one percentage point would decrease the present value of unfunded postretirement benefit obligations as of December 31, 1999 by $9 million and the net periodic postretirement benefit expense for 1999 by $1 million.

      As permitted under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

13.  Equity Plan

      The Company has adopted an equity plan intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries. The equity plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee is authorized to grant options, stock appreciation rights and restricted stock to officers and key employees of the Company and its subsidiaries. The equity plan also provides for the award of options to non-employee directors.

      Stock option transactions are as follows:

	52 Weeks Ended		52 Weeks Ended		52 Weeks Ended
	January 29, 2000		January 30, 1999		January 31, 1998

		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

	(shares in thousands)

Outstanding, beginning of year	13,660.8	$36.72	10,825.3	$28.78	9,140.2	$24.65

Granted	5,775.0	41.13	4,592.2	52.49	4,133.7	34.49

Canceled	(658.8)	40.33	(677.5)	35.54	(630.0)	29.51

Exercised	(1,469.9)	26.10	(1,079.2)	24.96	(1,818.6)	20.80

Outstanding, end of year	17,307.1	$38.95	13,660.8	$36.72	10,825.3	$28.78

Exercisable, end of year	5,800.3	$31.33	4,590.8	$25.34	3,315.0	$22.56

Weighted average fair value of options granted during the year		$17.54		$20.67		$14.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following summarizes information about stock options which remain outstanding as of January 29, 2000:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercisable	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price

	(thousands)			(thousands)
$11.63–25.00	2,505.6	4.4 years	$21.01	2,498.4	$21.01
25.01–40.00	7,747.2	7.7 years	35.42	2,380.8	33.88
40.01–79.44	7,054.3	8.7 years	49.21	921.1	52.69

      As of January 29, 2000, 8.9 million shares of Common Stock were available for additional grants pursuant to the Company’s equity plan, of which 462,300 shares were available for grant in the form of restricted stock. During the 52 weeks ended January 29, 2000, 212,600 shares of Common Stock were granted in the form of restricted stock at market values ranging from $39.25 to $46.75 vesting ratably over a four-year period. No shares of Common Stock were granted in the form of restricted stock during the 52 weeks ended January 30, 1999. During the 52 weeks ended January 31, 1998, 30,000 shares of Common Stock were granted in the form of restricted stock at a market value of $34.38 vesting ratably over a three-year period. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plan.

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for compensation cost under its equity plan. Had compensation cost for the Company’s equity plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” for options granted subsequent to January 28, 1995, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
		January 29, 2000	January 30, 1999	January 31, 1998

		(millions, except per share data)

Net income	As Reported	$795	$662	$536

	Pro forma	758	637	521

Basic earnings per share	As Reported	3.78	3.16	2.56

	Pro forma	3.60	3.04	2.49

Diluted earnings per share	As Reported	3.62	2.96	2.41

	Pro forma	3.45	2.85	2.34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

Dividend yield	–	–	–

Expected volatility	32.5%	30.6%	29.7%

Risk-free interest rate	5.4%	5.7%	6.8%

Expected life	6 years	6 years	6 years

14.  Shareholders’ Equity

      The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share, with 252.9 million shares of Common Stock issued and 213.5 million shares of Common Stock outstanding at January 29, 2000 and 242.2 million shares of Common Stock issued and 208.5 million shares of Common Stock outstanding at January 30, 1999 (with shares held in the Company’s treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

      The Company purchased 5.6 million shares of its Common Stock in 1999 at an approximate cost of $267 million and 12.8 million shares of its Common Stock in 1998 at an approximate cost of $591 million, under a stock repurchase program. On January 27, 2000, the Board of Directors approved a new stock repurchase program which authorizes the Company to purchase up to $500 million of its Common Stock. The Company may from time to time commence, continue or suspend repurchases of shares under the repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

      In 1999, the Company issued 9.0 million shares of its Common Stock upon the exercise of the Company’s Series C Warrants.

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

Preferred Share Purchase Rights

      Each share of Common Stock is accompanied by one right (a “Right”) issued pursuant to the Share Purchase Rights Agreement between the Company and The Bank of New York, as Rights Agent. Each Right entitles the registered holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the “Series A Preferred Shares”), of the Company at a price (the “Purchase Price”) of $62.50 per one one-hundredth of a Series A Preferred Share (subject to adjustment).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      In general, the Rights will not become exercisable or transferable apart from the shares of Common Stock with which they were issued unless a person or group of affiliated or associated persons becomes the beneficial owner of, or commences a tender offer that would result in beneficial ownership of, 20% or more of the outstanding shares of Common Stock (any such person or group of persons being referred to as an “Acquiring Person”). Thereafter, under certain circumstances, each Right (other than any Rights that are or were beneficially owned by an Acquiring Person, which Rights will be void) could become exercisable to purchase at the Purchase Price a number of shares of Common Stock having a market value equal to two times the Purchase Price. The Rights will expire on December 19, 2004 unless earlier redeemed by the Company at a redemption price of $.03 per Right (subject to adjustment).

Future Stock Issuances

      The Company is authorized to issue 9.0 million shares of Common Stock (subject to adjustment) upon the exercise of the Company’s Series D Warrants. The Series D Warrants have an exercise price of $29.92 and expire on December 19, 2001.

      In February 2000, the Company issued 1.0 million shares of Common Stock and received $35 million in proceeds from the exercise of the Company’s Series B Warrants, which expired on February 15, 2000.

Treasury Stock

      Treasury stock contains shares repurchased under the stock repurchase program, shares issued to wholly owned subsidiaries of the Company in connection with an acquisition, shares maintained in a trust related to the deferred compensation plans and shares repurchased to cover employee tax liabilities related to other stock plan activity.

      Changes in the number of shares held in the treasury are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

	(thousands)

Balance, beginning of year	3,819.4	159.3	84.8

Additions:

Repurchase program	5,631.7	12,810.1	–

Restricted stock	5.8	51.6	70.0

Deferred compensation plans	4.1	4.1	4.5

Distributions:

Stock plans	(21.1)	–	–

Issued in conversion of subordinated notes	–	(9,205.7)	–

Balance, end of year	9,439.9	3,819.4	159.3

      Additions to treasury stock for restricted stock and the deferred compensation plans represent shares accepted in lieu of cash to cover employee tax liability upon lapse of restrictions for restricted stock and upon distribution of Common Stock under the deferred compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding. Changes in the number of shares held in the trust are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

	(thousands)

Balance, beginning of year	434.5	378.7	283.5

Additions	63.6	80.0	123.7

Distributions	(14.3)	(24.2)	(28.5)

Balance, end of year	483.8	434.5	378.7

15.  Financial Instruments and Concentrations of Credit Risk

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

  Long-term debt

      The fair values of the Company’s long-term debt, excluding capitalized leases, are estimated based on the quoted market prices for publicly traded debt or by using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The estimated fair values of certain financial instruments of the Company are as follows:

	January 29, 2000			January 30, 1999

	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

	(millions)

Long-term debt	$4,534	$4,534	$4,361	$2,997	$2,996	$3,207

Interest rate cap agreements	1,201	–	–	789	–	–

Interest rate swap agreements	777	6	(16)	–	–	–

      The interest rate cap agreements are used, in effect, to hedge interest rate risk related to a portion of the variable rate indebtedness under the Company’s Receivables Backed Financings. These interest rate cap agreements are recorded at cost and are amortized on a straight-line basis over the life of the cap.

      The interest rate swap agreements are used, in effect, to hedge interest rate risk related to a portion of the debt outstanding under the Company’s Receivables Backed Financings. The notional amount of the interest rate swap agreements amortize down to zero in tandem with a portion of the debt outstanding under the Company’s Receivables Backed Financings.

      Commitments to extend credit under revolving agreements relate primarily to the aggregate unused credit limits and unused lines of credit extended to customers under the Company’s credit plans. These commitments generally can be terminated at the option of the Company. It is unlikely that the total commitment amount will represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments. Credit risk with respect to trade receivables is concentrated in the geographic regions in which the Company operates stores. Such concentrations, however, are considered to be limited because of the Company’s large number of customers and their dispersion across many regions.

16.  Segment Data

      The Company conducts its business through two segments, department stores and direct-to-customer. The department store segment sells a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods. The direct-to-customer segment (Fingerhut, Bloomingdale’s By Mail, Macy’s By Mail, macys.com and certain other direct marketing activities) sells a broad range of products and services directly to consumers via catalogs, direct marketing and the Internet. “Corporate and other” consists of the assets and liabilities, and related income or expense, associated with the corporate office and certain items managed on a company-wide basis (e.g., intangibles, financial instruments, investments, income taxes, retirement benefits and properties held for sale or disposition).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The financial information for each segment is reported on the basis used internally by the Company to evaluate performance and allocate resources. Prior year operating segment results have not been restated to conform to the current presentation as it is not practicable to do so.

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29, 2000	January 30, 1999	January 31, 1998

	(millions)
Net sales

Department Stores	$15,850	$15,365	$15,220

Direct-to-Customer	1,866	–	–

	$17,716	$15,365	$15,220

Operating income

Department Stores	$1,871	$1,589	$1,473

Direct-to-Customer	51	–	–

Total segment operating income	1,922	1,589	1,473

Corporate and other	(221)	(134)	(132)

	$1,701	$1,455	$1,341

Depreciation and amortization expense

Department Stores	$619	$592	$559

Direct-to-Customer	33	–	–

Corporate and other	86	32	31

	$738	$624	$590

Capital expenditures (purchase of property
and equipment)

Department Stores	$738	$691	$691

Direct-to-Customer	29	–	–

Corporate and other	3	4	5

	$770	$695	$696

	January 29,	January 30,
	2000	1999

	(millions)
Total assets

Department Stores	$12,553	$12,221

Direct-to-Customer	2,736	–

Corporate and other	2,403	1,243

	$17,692	$13,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

17.  Earnings Per Share

      The reconciliation of basic earnings per share to diluted earnings per share based on income before extraordinary items is as follows:

	52 Weeks Ended			52 Weeks Ended			52 Weeks Ended
	January 29, 2000			January 30, 1999			January 31, 1998

	Shares		Income	Shares		Income	Shares		Income

	(millions, except per share data)

Income before extraordinary items and average number of shares outstanding	210.0		$795	209.1		$685	209.2		$575

Shares to be issued under deferred compensation plans	.4			.4			.3

	210.4		$795	209.5		$685	209.5		$575

Basic earnings per share		$3.78			$3.27			$2.74

Effect of dilutive securities:

Warrants	6.9			7.4			5.4

Stock options	2.3			2.2			2.0

Convertible notes				6.8		7	10.2		10

	219.6		$795	225.9		$692	227.1		$585

Diluted earnings per share		$3.62			$3.06			$2.58

      In addition to the warrants and stock options reflected in the foregoing table, warrants and stock options to purchase 4.7 million, 4.7 million and 0.2 million shares of common stock at prices ranging from $41.50 to $79.44 per share were outstanding at January 29, 2000, January 30, 1999 and January 31, 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

18.  Quarterly Results (unaudited)

      Unaudited quarterly results for the 52 weeks ended January 29, 2000 and January 30, 1999, were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(millions, except per share data)

52 Weeks Ended January 29, 2000:

Net sales	$3,600	$4,006	$4,137	$5,973

Operating income	225	318	302	856

Net income	87	137	123	448

Basic earnings per share	.42	.65	.59	2.11

Diluted earnings per share	.40	.61	.56	2.04

52 Weeks Ended January 30, 1999:

Net sales	$3,357	$3,426	$3,548	$5,034

Operating income	181	267	257	750

Income before extraordinary item	60	107	110	408

Net income	60	107	87	408

Basic earnings per share:

Income before extraordinary item	.29	.51	.53	1.95

Net income	.29	.51	.42	1.95

Diluted earnings per share:

Income before extraordinary item	.27	.47	.50	1.88

Net income	.27	.47	.40	1.88