Form 10-Q
period 2000-04-29
FEDERATED DEPARTMENT STORES INC /DE/
filed 2000-06-13
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended
April 29, 2000.




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

207,936,386 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of May 27, 2000.


                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

                Consolidated Statements of Income
                           (Unaudited)

              (millions, except per share figures)


                                    13 Weeks Ended            13 Weeks Ended
                                    April 29, 2000            May 1, 1999

Net Sales                              $  4,032                  $ 3,600

Cost of sales                             2,395                    2,174

Selling, general and
  administrative expenses                 1,384                    1,201

Operating Income                            253                      225

Interest expense                           (100)                     (78)

Interest income                               1                        3

Income Before Income Taxes                  154                      150

Federal, state and local income
  tax expense                               (65)                     (63)

Net Income                             $     89                  $    87

Basic earnings per share               $    .42                  $   .42

Diluted earnings per share             $    .41                  $   .40


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.


                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (millions)


                                      April 29,    January 29,     May 1,
                                        2000          2000          1999
ASSETS:
 Current Assets:
  Cash                                $    249       $    218     $    239
  Accounts receivable                    4,031          4,313        2,165
  Merchandise inventories                3,869          3,589        3,599
  Supplies and prepaid expenses            217            230          200
  Deferred income tax assets               176            172          142
   Total Current Assets                  8,542          8,522        6,345

 Property and Equipment - net            6,741          6,828        6,624
 Intangible Assets - net                 1,720          1,735        1,889
 Other Assets                              652            607          572

   Total Assets                       $ 17,655       $ 17,692     $ 15,430

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                     $  1,352       $  1,284     $  1,225
  Accounts payable and accrued
   liabilities                           3,006          3,043        2,699
  Income taxes                              83            225           75
   Total Current Liabilities             4,441          4,552        3,999

 Long-Term Debt                          4,757          4,589        3,806
 Deferred Income Taxes                   1,448          1,444        1,236
 Other Liabilities                         548            555          576
 Shareholders' Equity                    6,461          6,552        5,813

   Total Liabilities and
    Shareholders' Equity              $ 17,655       $ 17,692     $ 15,430


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                               13 Weeks Ended    13 Weeks Ended
                                               April 29, 2000      May 1, 1999
Cash flows from operating activities:
 Net income                                        $    89           $    87
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                       161               158
   Amortization of intangible assets                    21                15
   Amortization of financing costs                       2                 1
   Amortization of unearned restricted stock             3                 -
   Changes in assets and liabilities:
      Decrease in accounts receivable                  284               158
      Increase in merchandise inventories             (277)             (175)
      Decrease in supplies and prepaid expenses         13                 2
      (Increase) decrease in other assets not
       separately identified                           (13)               43
      Decrease in accounts payable and accrued
       liabilities not separately identified           (78)             (114)
      Decrease in current income taxes                (142)              (23)
      Increase in deferred income taxes                  1                 1
      Decrease in other liabilities not
       separately identified                            (6)               (7)
        Net cash provided by operating activities       58               146

Cash flows from investing activities:
 Purchase of property and equipment                    (69)              (52)
 Capitalized software                                  (15)               (6)
 Investments in companies                              (35)               (9)
 Acquisition of Fingerhut Companies, Inc.,
  net of cash acquired                                   -            (1,539)
 Disposition of property and equipment                   -                 3
Net cash used by investing activities                 (119)           (1,603)

Cash flows from financing activities:
 Debt issued                                           237             1,326
 Financing costs                                         -               (10)
 Debt repaid                                            (1)               (1)
 Increase in outstanding checks                         36                69
 Acquisition of treasury stock                        (218)                -
 Issuance of common stock                               38                 5
        Net cash provided by financing activities       92             1,389

(Continued)


                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                               13 Weeks Ended    13 Weeks Ended
                                               April 29, 2000      May 1, 1999

 Net increase (decrease) in cash                        31               (68)
 Cash at beginning of period                           218               307

 Cash at end of period                            $    249          $    239


 Supplemental cash flow information:
  Interest paid                                   $    108                73
  Interest received                                      1                 3
  Income taxes paid (net of refunds received)          210                84
  Schedule of noncash investing and financing
   activities:
      Debt assumed in acquisition                        -               125
      Equity issued in acquisition                       -                12


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)



1.   Summary of Significant Accounting Policies

  A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000 (the "1999 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 1999 10-K.

  Substantially all department store merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market.
  Direct-to-customer merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

  Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended April 29, 2000 and May 1, 1999 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 weeks ended April 29, 2000 and May 1, 1999, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Certain reclassifications were made to prior period amounts to conform with the classifications of such amounts for the most recent period.

2.   Acquisition

  On March 18, 1999, the Company purchased Fingerhut for a purchase price of approximately $1,720 million, including the assumption of $125 million of debt. The Fingerhut acquisition is being accounted for under the purchase method of
  accounting.   Accordingly, the Company's results of operations
  do not include Fingerhut's results of operations for any period prior to March 18, 1999 and the purchase price has been allocated to Fingerhut's assets and liabilities based on the estimated fair value of these assets and liabilities as of March 18, 1999.



                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)


3.   Segment Data

  The Company conducts its business through two segments, department stores and direct-to-customer. The department store segment sells a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods. The direct-to-customer segment (Fingerhut, Bloomingdale's By Mail, bloomingdales.com, Macy's By Mail, macys.com and certain other direct marketing activities) sells a broad range of products and services directly to consumers via catalogs, direct marketing and the Internet. "Corporate and other" consists of the income or expense associated with the corporate office and certain items managed on a company-wide basis (e.g., intangibles, financial instruments, investments, retirement benefits and properties held for sale or disposition).

  The financial information for each segment is reported on the basis used internally by the Company to evaluate performance and allocate resources.


                                                13 Weeks Ended
                                        April 29,             May 1,
                                          2000                 1999
                                                  (millions)
  Net Sales

  Department Stores                     $ 3,541              $ 3,437
  Direct-to-Customer                        491                  163

  Total                                 $ 4,032              $ 3,600

  Operating income

  Department Stores                     $   308              $   273
  Direct-to-Customer                        (23)                  (2)
  Corporate and other                       (32)                 (46)

  Total                                 $   253              $   225

  Depreciation and amortization expense

  Department Stores                     $   149              $   153
  Direct-to-Customer                         12                    3
  Corporate and other                        24                   17

  Total                                 $   185              $   173




                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)


4.   Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:


                                                    13 Weeks Ended
                                      April 29, 2000             May 1, 1999
(millions, except per share data)  Income        Shares      Income      Shares
  Net income and average number
   of shares outstanding            $  89         212.3       $  87       208.6
    Shares to be issued under
     deferred compensation plans        -            .5           -          .4
                                    $  89         212.8       $  87       209.0
        Basic earnings per share           $ .42                    $ .42

   Effect of dilutive securities:
     Warrants                           -           1.9           -         5.7
     Stock options                      -           1.6           -         1.7


                                    $  89         216.3       $  87       216.4
     Diluted earnings per share            $ .41                    $ .40


  In addition to the warrants and stock options reflected in the foregoing table, warrants and stock options to purchase 9.6 million and 6.6 million shares of common stock at prices ranging from $38.06 to $79.44 per share were outstanding at April 29, 2000 and May 1, 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive.




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations

  For purposes of the following discussion, all references to "first quarter of 2000" and "first quarter of 1999" are to the Company's 13-week fiscal periods ended April 29, 2000 and May
  1, 1999,  respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended April 29, 2000 and May 1, 1999

  Net sales for the first quarter of 2000 totaled $4,032 million, compared to net sales of $3,600 million for the first quarter of 1999, an increase of 12.0%. Net sales for department stores for the first quarter of 2000 were $3,541 million, compared to net sales of $3,437 million for the first quarter of 1999, an increase of 3.0%. On a comparable store basis (sales from stores in operation throughout the first quarter of 1999 and the first quarter of 2000), net sales for department stores for the first quarter of 2000 increased 2.9% compared to the first quarter of 1999. Net sales for the direct-to-customer segment totaled $491 million for the first quarter of 2000 (which includes Fingerhut for the entire period) compared to $163 million for the first quarter of 1999 (which includes Fingerhut from and after the March 18, 1999 acquisition date).

  Cost of sales was 59.4% of net sales for the first quarter of 2000, compared to 60.4% for the first quarter of 1999. Cost of sales as a percent of net sales for department stores improved 0.4% in the first quarter of 2000 compared to the same period a year ago, benefiting from lower markdowns. This improvement in the cost of sales rate for department stores, together with a relatively lower cost of sales rate for the direct-to-customer segment, contributed to the overall 1.0% improvement in the cost of sales rate for the first quarter of 2000. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

  Selling, general and administrative ("SG&A") expenses were 34.3% of net sales for the first quarter of 2000 compared to 33.4% for the first quarter of 1999. Department store SG&A expenses improved 0.4% as a percent of department store net sales, reflecting the impact of lower depreciation expense and higher finance charge income. SG&A expenses for the direct-to-customer segment include increased costs related to recently launched businesses. A relatively higher SG&A expense rate for the direct-to-customer segment, including recently launched businesses, and increased amortization expense resulting from the Fingerhut acquisition combined to offset the improvement in the department store SG&A expense rate and produce a 0.9% increase in the overall SG&A expense rate for the first quarter of 2000.

  Net interest expense was $99 million for the first quarter of 2000, compared to $75 million for the first quarter of 1999. The higher interest expense for the first quarter of 2000 is due primarily to the increased outstanding debt resulting from the Fingerhut acquisition and the consolidation of the Fingerhut Master Trust for financial reporting purposes.

  The Company's effective income tax rate of 42.4% for the first quarter of 2000 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.


                 FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  Liquidity and Capital Resources

  The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

  Net cash provided by operating activities in the first quarter of 2000 was $58 million, compared to the $146 million provided in the first quarter of 1999. The decrease in net cash provided by operating activities reflects a greater decrease in current income taxes and a greater increase in merchandise inventories partially offset by a greater decrease in accounts receivable and a lesser decrease in accounts payable and accrued liabilities.

  Net cash used by investing activities was $119 million for the first quarter of 2000. Investing activities for the first quarter of 2000 included purchases of property and equipment totaling $69 million, capitalized software of $15 million and investments in companies engaged in complementary businesses totaling $35 million. The Company plans to open eight new department stores and four new furniture galleries during the remainder of 2000.

  Net cash provided to the Company by all financing activities was $92 million for the first quarter of 2000. During the first quarter of 2000, the Company issued $237 million of short-term debt to partially fund investing activities and the acquisition of the Company's Common Stock under its stock repurchase program. The Company purchased 5.7 million shares of its Common Stock under the stock repurchase program during the first quarter of 2000 at an approximate cost of $217 million. The Company may from time to time commence, continue or suspend repurchases of shares under the stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Also during the first quarter of 2000, the Company issued 1.0 million shares of its Common Stock and received $35 million in proceeds from the exercise of the Company's Series B Warrants, which expired on February 15, 2000.

  On June 6, 2000, the Company issued $350 million of 8.5% Senior Notes due 2010. The proceeds were used to repay certain short-term borrowings and, accordingly, $347 million of short-term borrowings are classified as long-term debt as of April 29, 2000.

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


                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of the Company's stockholders was held on May 19, 2000. The Company's stockholders voted on the following items at such meeting:

          i. The stockholders approved the election of three Directors for a three-year term expiring at the 2003 Annual Meeting of the Company's stockholders. The votes for such elections were as follows:
               Earl G. Graves Sr. - 173,927,840 votes in favor and 37,620,969 votes withheld; Craig E. Weatherup - 173,966,269 votes in favor and 37,582,540 votes withheld; and James M. Zimmerman -173,979,300 votes in favor and 37,569,509 votes withheld. There were no broker non-votes on this item.

          ii.  The stockholders ratified the employment of KPMG
               LLP as the Company's independent accountants for the fiscal year ending February 3, 2001. The votes for the ratification were 178,294,179, the votes against the ratification were 76,043, the votes abstained were 395,135, and there were no broker non-votes.

          iii. The stockholders approved a proposal to amend the 1995 Executive Equity Incentive Plan to increase the number of shares of common stock of the Company available for issuance thereunder. The votes for the proposal were 113,964,761, the votes against the proposal were 64,279,491, the votes abstained were 521,105, and there were no broker non-votes.

          iv. The stockholders approved a proposal to amend the 1992 Incentive Bonus Plan to increase the maximum annual incentive award that may be paid to any participant of the Plan. The votes for the proposal were 164,516,692, the votes against the proposal were 11,850,801, the votes abstained were 2,397,864, and there were no broker non-votes.

          v. The stockholders approved a stockholder's proposal seeking the adoption of a system for the annual election of directors. The votes for the proposal were 121,569,001, the votes against the proposal were 40,449,963, the votes abstained were 997,697, and there were 15,779,126 broker non-votes.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Employment Agreement, dated as of April 1, 2000, between Terry J. Lundgren and the Company.*

          10.2 1992 Incentive Bonus Plan as amended and restated as of May 19, 2000 (incorporated by reference to Appendix B of the Company's Proxy Statement filed
                April 19, 2000).*

          10.3 1995 Executive Equity Incentive Plan as amended and restated as of May 19, 2000 (incorporated by reference to Appendix A of the Company's Proxy Statement filed April 19, 2000).*

          27.1  Financial Data Schedule

          27.2  Restated Financial Data Schedule

          27.3  Restated Financial Data Schedule
         _________________

           *    Constitutes a compensatory plan or arrangement.

     (b)  Reports on Form 8-K

          No reports were filed on Form 8-K during the quarter ended April 29, 2000.



                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                   FEDERATED DEPARTMENT STORES, INC.



Date  June 13, 2000                /s/ Dennis J. Broderick
                                       Dennis J. Broderick
                                   Senior Vice President, General Counsel
                                              and Secretary



                                   /s/ Joel A. Belsky
                                       Joel A. Belsky
                                   Vice President and Controller
                                   (Principal Accounting Officer)