Form 10-Q
period 2000-07-29
FEDERATED DEPARTMENT STORES INC /DE/
filed 2000-09-12
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended July
29, 2000.




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

201,918,002 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 26, 2000.




                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

               Consolidated Statements of  Income
                           (Unaudited)

              (millions, except per share figures)

                                   13 Weeks Ended             26 Weeks Ended
                                 July 29,     July 31,    July 29,     July 31,
                                  2000         1999        2000          1999

Net Sales                       $  4,065      $ 4,006    $  8,097      $ 7,606

Cost of sales                      2,379        2,319       4,774        4,493

Selling, general and
  administrative expenses          1,466        1,369       2,850        2,570

Operating Income                     220          318         473          543

Interest expense                    (110)         (87)       (210)        (165)

Interest income                        2            2           3            5

Income Before Income Taxes           112          233         266          383

Federal, state and local income
  tax expense                        (49)         (96)       (114)        (159)

Net Income                      $     63      $   137    $    152      $   224


Basic earnings per share        $    .31      $   .65    $    .73      $  1.07

Diluted earnings per share      $    .30      $   .61    $    .72      $  1.02


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.





                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (millions)


                                          July 29,     January 29,    July 31,
                                           2000           2000          1999
ASSETS:
 Current Assets:
  Cash                                   $    296        $    218    $    357
  Accounts receivable                       3,818           4,313       3,512
  Merchandise inventories                   3,932           3,589       3,635
  Supplies and prepaid expenses               231             230         221
  Deferred income tax assets                  183             172         142
   Total Current Assets                     8,460           8,522       7,867

 Property and Equipment - net               6,757           6,828       6,689
 Intangible Assets - net                    1,703           1,735       1,807
 Other Assets                                 655             607         516

   Total Assets                          $ 17,575        $ 17,692    $ 16,879

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                        $  1,714        $  1,284    $  1,402
  Accounts payable and accrued
   liabilities                              2,992           3,043       2,905
  Income taxes                                 97             225          46
   Total Current Liabilities                4,803           4,552       4,353

 Long-Term Debt                             4,452           4,589       4,704
 Deferred Income Taxes                      1,458           1,444       1,240
 Other Liabilities                            548             555         586
 Shareholders' Equity                       6,314           6,552       5,996

   Total Liabilities and Shareholders'
    Equity                               $ 17,575        $ 17,692    $ 16,879



The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.







                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                            26 Weeks Ended     26 Weeks Ended
                                            July 29, 2000       July 31, 1999
Cash flows from operating activities:
 Net income                                     $     152          $      224
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                      322                 324
   Amortization of intangible assets                   42                  36
   Amortization of financing costs                      4                   3
   Amortization of unearned restricted stock            3                   -
   Changes in assets and liabilities:
      Decrease in accounts receiv                     499                 178
      Increase in merchandise inventories            (340)               (211)
      Increase in supplies and prepaid expenses        (1)                (19)
      Decrease in other assets not separately
       identified                                     (32)                (20)
      Increase (decrease) in accounts payable
       and accrued liabilities not separately
       identified                                     (74)                 30
      Decrease in current income taxes               (126)                (52)
      Increase in deferred income taxes                 1                   1
      Decrease in other liabilities not
       separately identified                           (6)                 (7)
       Net cash provided by operating activities      444                 487

Cash flows from investing activities:
 Purchase of property and equipment                  (251)               (241)
 Capitalized software                                 (37)                (21)
 Investments in companies                             (31)                (49)
 Acquisition of Fingerhut Companies, Inc.,
  net of cash acquired                                  -              (1,539)
 Disposition of property and equipment                 53                  23
       Net cash used by investing activities         (266)             (1,827)

Cash flows from financing activities:
 Debt issued                                          350               1,299
 Financing costs                                       (3)                (10)
Debt repaid                                           (57)                (31)
 Increase in outstanding checks                         2                  81
 Acquisition of treasury stock                       (431)                  -
 Issuance of common stock                              39                  51
       Net cash provided (used) by financing
        activities                                   (100)              1,390

 Net increase in cash                           $      78          $       50
 Cash at beginning of period                          218                 307

 Cash at end of period                          $     296          $      357


 Supplemental cash flow information:
  Interest paid                                 $     196          $      144
  Interest received                                     3                   4
  Income taxes paid (net of refunds received)         242                 194
  Schedule of non cash investing and financing
   activities:
   Debt assumed in acquisition                          -                 125
   Equity issued in acquisition                         -                  12
   Consolidation of net assets and debt of
    previously unconsolidated subsidiary                -               1,132


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

  Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 29, 2000 and July 31, 1999 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  Substantially all department store merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market.
  Direct-to-customer merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

  The Consolidated Financial Statements as of and for the 13 and 26 weeks ended July 29, 2000 and July 31, 1999, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Certain reclassifications were made to prior period amounts to conform with the classifications of such amounts for the most recent periods.

2.   Acquisition

  On March 18, 1999, the Company purchased Fingerhut Companies, Inc. ("Fingerhut") for a purchase price of approximately $1,720 million, including the assumption of $125 million of debt. The Fingerhut acquisition is being accounted for under the purchase method of accounting. Accordingly, the Company's results of operations do not include Fingerhut's results of operations for any period prior to March 18, 1999 and the purchase price has been allocated to Fingerhut's assets and liabilities based on the estimated fair value of these assets and liabilities as of March 18, 1999.


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

  The financial information for each segment is reported on the basis used internally by the Company to evaluate performance and allocate resources.


                                     13 Weeks  Ended        26 Weeks Ended
                                    July 29,   July 31,    July 29, July 31,
                                     2000       1999        2000     1999
                                                   (millions)
   Net Sales:

   Department Stores               $ 3,644    $ 3,569      $ 7,185  $ 7,006
   Direct-to-Customer                  421        437          912      600

   Total                           $ 4,065    $ 4,006      $ 8,097  $ 7,606

   Operating income:

   Department Stores               $   428    $   398      $   736  $   671
   Direct-to-Customer                 (183)       (27)        (206)     (29)
   Corporate and other                 (25)       (53)         (57)     (99)

   Total                           $   220    $   318      $   473  $   543

   Depreciation and amortization expense:

   Department Stores               $   149    $   151      $   298  $   304
   Direct-to-Customer                   10         14           22       17
   Corporate and other                  23         22           47       39

   Total                           $   182    $   187      $   367  $   360




4.   Earnings Per Share

  The following tables set forth the computation of basic and diluted earnings per share:


                                                    13 Weeks Ended
                                        July 29, 2000           July 31, 1999
(millions, except per share data)      Income   Shares         Income   Shares
Net income and average number
 of shares outstanding                 $   63    206.1         $  137    209.5
Shares to be issued under deferred
 compensation plans                         -       .5              -       .4
                                           63    206.6            137    209.9

    Basic earnings per share                $  .31                   $ .65

Effect of dilutive securities:
  Warrants                                  -     1.0               -      8.8
  Stock options                             -      .9               -      3.2
                                       $   63   208.5          $  137    221.9

    Diluted earnings per share              $  .30                   $ .61



                                                    26 Weeks Ended
                                        July 29, 2000           July 31, 1999
(millions, except per share data)      Income   Shares         Income   Shares
Net income and average number
 of shares outstanding                 $  152   209.2          $  224    209.0
Shares to be issued under deferred
 compensation plans                         -      .5               -       .4
                                          152   209.7             224    209.4

    Basic earnings per share                $  .73                  $ 1.07

Effect of dilutive securities:
  Warrants                                  -     1.5              -       7.3
  Stock options                             -     1.2              -       2.5
                                       $  152   212.4          $ 224     219.2

    Diluted earnings per share              $  .72                  $ 1.02





                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

   In addition to the warrants and stock options reflected in the foregoing tables, warrants and stock options to purchase
   12.7 million and .8 million shares of common stock at prices ranging from $34.38 to $79.44 per share were outstanding at July 29, 2000 and July 31, 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and would have been antidilutive.






                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


  For purposes of the following discussion, all references to "second quarter of 2000" and "second quarter of 1999" are to the Company's 13-week fiscal periods ended July 29, 2000 and July 31, 1999, respectively, and all references to "2000" and "1999" are to the Company's 26-week fiscal periods ended July 29, 2000 and July 31, 1999, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended July 29, 2000 and July 31, 1999

  Net sales for the second quarter of 2000 totaled $4,065 million, compared to net sales of $4,006 million for the second quarter of 1999, an increase of 1.5%. Net sales for department stores for the second quarter of 2000 were $3,644 million, compared to net sales of $3,569 million for the second quarter of 1999, an increase of 2.1%. On a comparable store basis (sales from stores in operation throughout 1999 and 2000), net sales for department stores for the second quarter of 2000 increased 1.9% compared to the second quarter of 1999. Net sales for the direct-to-customer segment totaled $421 million for the second quarter of 2000 compared to $437 million for the second quarter of 1999.

  Cost of sales was 58.5% of net sales for the second quarter of 2000, compared to 57.9% for the second quarter of 1999. The increase in the cost of sales rate reflects additional markdowns taken through the second quarter of 2000, which enabled the Company to keep in-store inventories fresh and fashion-current. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

  Selling, general and administrative ("SG&A") expenses were 36.1% of net sales for the second quarter of 2000 compared to 34.2% for the second quarter of 1999. Department store SG&A expenses improved 1.1% as a percent of department store net sales, reflecting the impact of lower non-payroll expenses and higher finance charge income. SG&A expenses for the direct-to-customer segment in the second quarter of 2000 were negatively impacted by higher than anticipated bad debt expenses resulting from increased credit delinquencies at Fingerhut.
  The higher credit related expenses in the direct-to-customer segment and increased costs related to recently launched businesses combined to offset the improvement in the department store SG&A expense rate and produce a 1.9% increase in the overall SG&A expense rate for the second quarter of 2000. The Company believes that the credit delinquency problem at Fingerhut will negatively impact direct-to-customer operating profits by $200 - $250 million through the remainder of the year. With a view to resolving the credit delinquency problem at Fingerhut, management has begun the process of comprehensively evaluating the Fingerhut operations and businesses. This process could result in the implementation of a plan that may result in the incurrence of one-time restructuring costs.

  Net interest expense was $108 million for the second quarter of 2000, compared to $85 million for the second quarter of 1999. The higher interest expense for the second quarter of 2000 is due primarily to the increased outstanding debt resulting from the consolidation of the Fingerhut Master Trust for financial reporting purposes.


  The Company's effective income tax rate of 43.5% for the second quarter of 2000 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.

   Comparison  of the 26 Weeks Ended July 29, 2000 and  July  31, 1999

  Net sales for 2000 totaled $8,097 million, compared to net sales of $7,606 million for 1999, an increase of 6.5%. Net sales for department stores for 2000 were $7,185 million, compared to net sales of $7,006 million for 1999, an increase of 2.6%. On a comparable store basis, net sales for department stores for 2000 increased 2.4% compared to 1999. Net sales for the direct-to-customer segment totaled $912 million for 2000 (which includes Fingerhut for the entire period) compared to $600 million for 1999 (which includes Fingerhut from and after the March 18, 1999 acquisition date).

  Cost of sales was 59.0% of net sales for 2000, compared to 59.1% for 1999. Cost of sales as a percent of net sales for both department stores and the direct-to-customer segment for 2000 were relatively flat compared to the same period a year ago. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

  SG&A expenses were 35.2% of net sales for 2000 compared to 33.8% for 1999. Department store SG&A expenses improved 0.7% as a percent of department store net sales, reflecting the impact of lower non-payroll expenses, including depreciation expense, and higher finance charge income. SG&A expenses for the direct-to-customer segment in 2000 were negatively impacted by higher than anticipated bad debt expenses resulting primarily from increased credit delinquencies at Fingerhut during the second quarter of 2000. The higher credit related expenses in the direct-to-customer segment during the second quarter of 2000, increased costs related to recently launched businesses and increased amortization expense resulting from the Fingerhut acquisition combined to offset the improvement in the department store SG&A expense rate and produce a 1.4% increase in the overall SG&A expense rate for 2000.

  Net interest expense was $207 million for 2000, compared to $160 million for 1999. The higher interest expense for 2000 is due primarily to the increased outstanding debt resulting from the Fingerhut acquisition and the consolidation of the Fingerhut Master Trust for financial reporting purposes.

  The Company's effective income tax rate of 42.8% for 2000 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets and from other non-deductible items.


  Liquidity and Capital Resources

  The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

  Net cash provided by operating activities in 2000 was $444 million, a decrease of $43 million compared to the $487 million provided in 1999. This reflects greater decreases in 2000 in non-merchandise accounts payable and accrued liabilities due to the timing of the Fingerhut acquisition and greater decreases in income tax liabilities. The lower net income resulting from higher reserves for bad debt at Fingerhut was offset by greater decreases in 2000 in accounts receivable. The greater increases in 2000 in merchandise inventories were offset by greater increases in merchandise accounts payable.

  Net cash used by investing activities was $266 million for 2000. Investing activities for 2000 included purchases of property and equipment totaling $251 million, capitalized software of $37 million and investments in companies engaged in complementary businesses totaling $31 million. The Company opened two new department stores and one new furniture gallery during 2000, and plans to open eight additional department stores and two additional furniture galleries during the remainder of 2000.

  Net cash used by the Company for all financing activities was $100 million in 2000. On June 6, 2000, the Company issued $350 million of 8.5% Senior Notes due 2010. The Company purchased
  11.6 million shares of its Common Stock under its stock repurchase program during 2000 at a cost of $429 million. On August 25, 2000, the Board of Directors approved a $500 million increase to the current stock repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Also during 2000, the Company issued 1.0 million shares of its Common Stock and received $35 million in proceeds from the exercise of the Company's Series B Warrants, which expired on February 15, 2000.

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



                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


Item 1.   Legal Proceedings

          The Company and certain members of its senior management have been named defendants in two substantially identical purported class action complaints (the "Complaints") filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. The Complaints were filed on August 24 and August 30, 2000, in the United States District Court for the Southern District of New York. The Complaints allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at Fingerhut. The plaintiffs are seeking unspecified amounts of compensatory damages and costs, including legal fees. Management believes that the allegations contained in the Complaints are without merit and intends to vigorously defend against the allegations contained in the Complaints.

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


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.1  Fourth Supplemental Trust Indenture, dated as of
               June 6, 2000, by and among the Company and Citibank, N.A. (incorporated by reference to Exhibit 4 to the Company's Current Report on Form
               8-K dated as of June 5, 2000).

          10.1 Eleventh Amendment to Amended and Restated Pooling and Servicing Agreement, dated as of March 23, 2000, by and among Prime Receivables Corporation, FDS National Bank and The Chase Manhattan Bank.

          10.2 Tenth Amendment to Receivables Purchase Agreement, dated as of March 23, 2000, by and among The
               Originators listed on the signature page thereto and Prime Receivables Corporation.

          10.3 First Amendment to Series 1999-1 Variable Funding
               Supplement, dated as of August 1, 2000, by and among Prime II Receivables Corporation, FDS National Bank, The Chase Manhattan Bank, Market Street Funding Corporation and PNC Bank, National Association.

          10.4 First Amendment to Series 1997-1 Variable Funding
               Supplement, dated as of June 19, 2000, by and among Prime II Receivables Corporation, FDS National Bank and The Chase Manhattan Bank.

          10.5 Third Amended and Restated Credit Agreement, dated as of
               July 24, 2000, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, and Bank of America, N.A., as Documentation Agent.

          10.6 Second Amendment Agreement to Fingerhut Receivables, Inc. Security Purchase Agreement, dated as of July 20, 2000, by and among Fingerhut Receivables, Inc., Kitty Hawk Funding Corporation, Falcon Asset Securitization Corporation, Four Winds Funding Corporation, Bank of America, N.A., Bank One, NA (Main Office Chicago), Norddeutsche Landesbank Girozentrale, New York Branch and/or Cayman Island Branch, and Commerzbank Aktiengesellschaft, Chicago Branch.

          27   Financial Data Schedule



     (b)  Reports on Form 8-K

          1. Current Report on Form 8-K dated May 31, 2000 reporting matters under Item 5 and related exhibits under Item 7 thereof.

          2. Current Report on Form 8-K dated June 2, 2000 reporting matters under Item 5 and Item 7 thereof.





                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                               FEDERATED DEPARTMENT STORES, INC.



Date  September 11, 2000       /s/ Dennis J. Broderick
                               Dennis J. Broderick
                               Senior Vice President, General Counsel
                               and Secretary




                               /s/ Joel A. Belsky
                               Joel A. Belsky
                               Vice President and Controller
                               (Principal Accounting Officer)