Form 10-Q
period 2000-10-28
FEDERATED DEPARTMENT STORES INC /DE/
filed 2000-12-12
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended
October 28, 2000.







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

198,739,448 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 25, 2000.




                   PART I -- FINANCIAL INFORMATION

                  FEDERATED DEPARTMENT STORES, INC.

                 CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                (MILLIONS, EXCEPT PER SHARE FIGURES)

                                   13 Weeks Ended            39 Weeks Ended
                              October 28,  October 30,  October 28,  October 30,
                                 2000         1999         2000         1999

Net Sales                       $ 4,195      $ 4,137      $12,292      $11,743

Cost of sales:

 Recurring                        2,515        2,454        7,289        6,947

 Inventory valuation
   adjustments related to
   Fingerhut restructuring           35            -           35            -

Total cost of sales               2,550        2,454        7,324        6,947

Selling, general and
   administrative expenses        1,476        1,381        4,326        3,951

Asset impairment and
   restructuring charges            760            -          760            -

Operating Income (loss)            (591)         302         (118)         845

Interest expense                   (113)         (95)        (323)        (260)

Interest income                       2            4            5            9

Income (Loss) Before Income
   Taxes                           (702)         211         (436)         594

Federal, state and local income
   tax benefit (expense)             34          (88)         (80)        (247)

Net Income (loss)               $  (668)     $   123      $  (516)     $   347


Basic earnings (loss)
   per share                    $ (3.32)     $   .59      $ (2.50)     $  1.65

Diluted earnings (loss)
   per share                    $ (3.32)     $   .56      $ (2.50)     $  1.58


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                           (MILLIONS)

                                  October 28,    January 29,    October 30,
                                     2000           2000           1999
ASSETS:
 Current Assets:
  Cash                             $    303            218       $    595
  Accounts receivable                 3,826          4,313          3,731
  Merchandise inventories             5,045          3,589          4,741
  Supplies and prepaid expenses         269            230            269
  Deferred income tax assets            255            172            162
   Total Current Assets               9,698          8,522          9,498

 Property and Equipment - net         6,808          6,828          6,739
 Intangible Assets - net                913          1,735          1,771
 Other Assets                           627            607            551

   Total Assets                    $ 18,046       $ 17,692       $ 18,559

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                  $  2,593       $  1,284       $  2,078
  Accounts payable and accrued
    liabilities                       3,859          3,043          3,688
  Income taxes                            3            225             84
   Total Current Liabilities          6,455          4,552          5,850

 Long-Term Debt                       4,033          4,589          4,658
 Deferred Income Taxes                1,485          1,444          1,345
 Other Liabilities                      548            555            582
 Shareholders' Equity                 5,525          6,552          6,124

   Total Liabilities and
     Shareholders' Equity          $ 18,046       $ 17,692       $ 18,559



The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                  FEDERATED DEPARTMENT STORES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                             (MILLIONS)

                                            39 Weeks Ended       39 Weeks Ended
                                           October 28, 2000     October 30, 1999
 Cash flows from operating activities:
 Net income (loss)                               $  (516)             $   347
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization                     486                  493
   Amortization of intangible assets                  62                   57
   Amortization of financing costs                     5                    5
   Amortization of unearned restricted stock           5                    1
   Asset impairment and restructuring charges        795                    -
   Changes in assets and liabilities:
      Decrease in accounts receivable                489                  109
      Increase in merchandise inventories         (1,489)              (1,317)
      Increase in supplies and prepaid expenses      (39)                 (67)
      Increase in other assets not separately
       identified                                    (44)                 (18)
      Increase in accounts payable and accrued
       liabilities not separately identified         688                  741
      Decrease in current income taxes              (220)                 (64)
      Increase in deferred income taxes               52                   17
      Increase (decrease) in other liabilities
       not separately identified                      (6)                   3
       Net cash provided by operating activities     268                  307

Cash flows from investing activities:
 Purchase of property and equipment                 (490)                (470)
 Capitalized software                                (62)                 (34)
 Investments in companies                            (31)                 (90)
 Acquisition of Fingerhut Companies, Inc.,
  net of cash acquired                                 -               (1,539)
Disposition of property and equipment                 62                   32
       Net cash used by investing activities        (521)              (2,101)

Cash flows from financing activities:
 Debt issued                                         802                2,055
 Financing costs                                      (4)                 (10)
 Debt repaid                                         (50)                (158)
 Increase in outstanding checks                      101                  140
 Acquisition of treasury stock                      (551)                   -
 Issuance of common stock                             40                   55
       Net cash provided by financing activities     338                2,082

 Net increase in cash                            $    85              $   288
 Cash at beginning of period                         218                  307

 Cash at end of period                           $   303              $   595


 Supplemental cash flow information:
  Interest paid                                  $   317              $   259
  Interest received                                    5                    8
  Income taxes paid (net of refunds received)        251                  278
  Schedule of noncash investing and
  financing activities:
   Debt assumed in acquisition                         -                  125
   Equity issued in acquisition                        -                   12
   Consolidation of net assets and debt of
    previously unconsolidated subsidiary               -                1,132


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

  Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 28, 2000 and October 30, 1999 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  Substantially all department store merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market. Direct-to-customer merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

  The Consolidated Financial Statements for the 13 and 39 weeks ended October 28, 2000 and October 30, 1999, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Certain reclassifications were made to prior period amounts to conform with the classifications of such amounts for the most recent periods.

2.  ACQUISITION

  On March 18, 1999, the Company purchased Fingerhut Companies, Inc. ("Fingerhut") for a purchase price of approximately $1,720 million, including the assumption of $125 million of debt. The Fingerhut acquisition is being accounted for under the purchase method of accounting. Accordingly, the Company's results of operations do not include Fingerhut's results of operations for any period prior to March 18, 1999, and the purchase price has been allocated to Fingerhut's assets and liabilities based on the estimated fair value of these assets and liabilities as of March 18, 1999.

3.  ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

  In the 13 weeks ended October 28, 2000, the Company recorded asset impairment and restructuring charges related to its Fingerhut businesses totaling $795 million, $35 million of which are included in cost of sales.

  In response to a significant credit delinquency problem associated with Fingerhut's core catalog operations, the Company reevaluated the long-term operating projections of, and performed an asset impairment analysis for, each Fingerhut business. This analysis included projected future undiscounted and discounted cash flows disaggregated for each Fingerhut business unit under a variety of operating assumptions.



                   FEDERATED DEPARTMENT STORES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


  Using undiscounted projected future cash flows, management determined that an impairment existed for one of the Fingerhut businesses, and a write-down of certain fixed assets and goodwill was recorded in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived
  Assets and for Long-Lived Assets to Be Disposed Of."   Using
  discounted projected cash flows at a discount rate commensurate with the Company's cost of capital, management determined that an impairment existed at several other Fingerhut businesses, including the core catalog business, and a write-down of goodwill and credit file intangibles was recorded in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets."

  As a result of the above, the Company recorded asset write-downs of $673 million for goodwill and credit file intangibles and $18 million for fixed assets in the 13 weeks ended October 28, 2000. During this same period, the Company recorded a write-down of $60 million for certain non-public Internet-related investments as a result of the Company's determination, based on uncertain financing alternatives and comparisons with market values of similar publicly traded businesses, that these equity investments were permanently impaired.

  The Company also recorded restructuring costs during the 13 weeks ended October 28, 2000 related to the downsizing of the Fingerhut core catalog operations, consisting of $35 million of inventory valuation adjustments included in cost of sales and $9 million of severance costs. The severance costs cover approximately 250 employees of which $2 million had been paid to employees and $7 million was accrued as of October 28, 2000.

4.  SEGMENT DATA

  The Company conducts its business through two segments, department stores and direct-to-customer. The department store segment sells a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods. The direct-to-customer segment (Fingerhut, Bloomingdale's By Mail, bloomingdales.com, Macy's By Mail, macys.com and certain other direct marketing activities) sells a broad range of products and services directly to consumers via catalogs, direct marketing and the Internet. "Corporate and other" consists of the assets and liabilities, and related income or expense, associated with the corporate office and certain items managed on a company-wide basis (e.g., intangibles, financial instruments, investments, income taxes, retirement benefits and properties held for sale or disposition).




                   FEDERATED DEPARTMENT STORES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


  The financial information for each segment is reported on the basis used internally by the Company to evaluate performance and allocate resources.


                                13 Weeks  Ended             39 Weeks Ended
                            October 28,  October 30,   October 28,  October 30,
                               2000         1999          2000         1999
                                                (millions)
  Net Sales:

  Department Stores           $3,742       $3,646       $10,927      $10,652
  Direct-to-Customer             453          491         1,365        1,091

  Total                       $4,195       $4,137       $12,292      $11,743

  Operating income (loss):

  Department Stores           $  329       $  328       $ 1,065      $   999
  Direct-to-Customer            (138)          25          (344)          (4)
  Corporate and other           (782)         (51)         (839)        (150)

  Total                       $ (591)      $  302       $  (118)     $   845



  For the 13 and 39 weeks ended October 28, 2000, the operating loss for the direct-to-customer segment includes restructuring costs related to the downsizing of the Fingerhut core catalog operations, consisting of $35 million of inventory valuation adjustments and $9 million of severance costs as well as an asset impairment charge of $18 million for fixed assets of another Fingerhut business. For the 13 and 39 weeks ended October 28, 2000, the operating loss for the corporate and other segment includes asset impairment charges of $673 million for goodwill and credit file intangibles and $60 million for certain Internet-related investments.

  Depreciation and amortization expense:

  Department Stores           $  153       $  157       $   451      $   461
  Direct-to-Customer              11           11            33           28
  Corporate and other             22           23            69           62

  Total                       $  186       $  191       $   553      $   551




                   FEDERATED DEPARTMENT STORES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

                                               October 28,     October 30,
                                                  2000            1999
                                                       (millions)
  Total assets for each segment at the end of the reporting period were as follows:

  Department Stores                              $13,852        $13,604
  Direct-to-Customer                               2,512          2,582
  Corporate and other                              1,682          2,373

  Total                                          $18,046        $18,559

5.  EARNINGS (LOSS) PER SHARE

  The following tables set forth the computation of basic and diluted earnings (loss) per share:


                                                    13 Weeks Ended
                                       October 28, 2000        October 30, 1999
                                      Loss         Shares     Income      Shares
  (millions, except per share data)
  Net income (loss) and average
    number of shares outstanding      $(668)        200.5     $ 123       210.0

  Shares to be issued under deferred
    compensation plans                    -            .6         -          .4
                                      $(668)        201.1     $ 123       210.4

    Basic earnings (loss) per share         $(3.32)                 $ .59

  Effect of dilutive securities:
   Warrants                               -             -         -         7.3
   Stock options                          -             -         -         2.2

                                      $(668)        201.1     $ 123       219.9

    Diluted earnings (loss) per share       $(3.32)                 $ .56




                   FEDERATED DEPARTMENT STORES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)



                                                    39 Weeks Ended
                                       October 28, 2000        October 30, 1999
                                      Loss         Shares     Income      Shares
  (millions, except per share data)
  Net income (loss) and average
     number of shares outstanding     $(516)        206.3      $347       209.3

  Shares to be issued under deferred
     compensation plans                   -            .5         -          .4
                                      $(516)        206.8      $347       209.7

     Basic earnings (loss) per share         $(2.50)                $1.65

   Effect of dilutive securities:
     Warrants                             -             -         -         7.3
     Stock options                        -             -         -         2.4
                                      $(516)        206.8      $347       219.4

     Diluted earnings (loss) per share       $(2.50)                $1.58


   For the 13 and 39 weeks ended October 28, 2000, warrants and stock options to purchase 34.2 million shares of common stock at prices ranging from $11.63 to $79.44 per share were outstanding at October 28, 2000, but were not included in the computation of diluted earnings per share because, as a result of the Company's net loss during these periods, their inclusion would have been antidilutive.

   In addition to the stock options reflected in the foregoing tables for the 13 and 39 weeks ended October 30, 1999, stock options to purchase 4.7 million shares of common stock at prices ranging from $46.75 to $79.44 per share were outstanding at October 30, 1999, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.




                   FEDERATED DEPARTMENT STORES, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For purposes of the following discussion, all references to "third quarter of 2000" and "third quarter of 1999" are to the Company's 13-week fiscal periods ended October 28, 2000 and October 30, 1999, respectively, and all references to "2000" and "1999" are to the Company's 39-week fiscal periods ended October 28, 2000 and October 30, 1999, respectively.

  RESULTS OF OPERATIONS

  COMPARISON OF THE 13 WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999

  Net sales for the third quarter of 2000 totaled $4,195 million, compared to net sales of $4,137 million for the third quarter of 1999, an increase of 1.4%. Net sales for department stores for the third quarter of 2000 were $3,742 million compared to $3,646 million for the third quarter of 1999, an increase of 2.6%. On a comparable store basis (sales from stores in operation throughout 1999 and 2000), net sales for the third quarter of 2000 increased 1.9% compared to the third quarter of 1999. Net sales for the direct-to-customer segment were $453 million for the third quarter of 2000 compared to $491 million for the third quarter of 1999, a decrease of 7.6%, reflecting credit tightening policies at Fingerhut.

  Cost of sales was 60.8% of net sales for the third quarter of 2000, compared to 59.3% for the third quarter of 1999. Cost of sales as a percent of net sales for department stores increased 0.2 percentage points as a result of higher markdowns taken through the third quarter of 2000, which enabled the Company to keep in-store inventories fresh. Cost of sales for the direct-to-customer segment increased 11.2 percentage points as a percent of net sales during the third quarter of 2000, primarily as a result of the $35 million of inventory valuation adjustments related to the Fingerhut restructuring. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

  Selling, general and administrative ("SG&A") expenses were 35.2% of net sales for the third quarter of 2000 compared to 33.4% for the third quarter of 1999. Department store SG&A expenses as a percent of department store net sales were flat compared to the same period a year ago. Higher pre-opening expenses associated with the large number of store openings planned for the fall season were offset by lower other non-payroll expenses during the third quarter of 2000. SG&A expenses for the direct-to-customer segment in the third quarter of 2000 were negatively impacted by higher bad debt expenses resulting from increased credit delinquencies at Fingerhut. The higher credit related expenses in the direct-to-customer segment during the third quarter of 2000 and increased costs related to the macys.com and bloomingdales.com businesses contributed to the 1.8 percentage point increase in the overall SG&A expense rate for the third quarter of 2000.

     During the third quarter of 2000, the Company recorded asset impairment and restructuring charges related to its Fingerhut businesses. The Company recorded asset write-downs of $673 million for goodwill and credit file intangibles, $18 million for fixed assets and $60 million for certain Internet-related investments.
  The Company also recorded $9 million of severance costs related to the downsizing of the Fingerhut core catalog operations. The Company anticipates incurring an additional $30-$55 million of restructuring charges during the remainder of the fiscal year. In fiscal year 2001, amortization expense of intangible assets will be approximately $29 million lower as a result of the write-down of goodwill and credit file intangibles.




                   FEDERATED DEPARTMENT STORES, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Net interest expense was $111 million for the third quarter of 2000, compared to $91 million for the third quarter of 1999. The higher interest expense for the third quarter of 2000 is due primarily to the increased outstanding debt resulting from the consolidation of the Fingerhut Master Trust for financial reporting purposes, and to a lesser extent the higher interest rate environment.

  The income tax benefit was $34 million for the third quarter of 2000. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to the loss before income taxes because of permanent differences arising from the write-off and amortization of intangible assets and the effect of state and local income taxes.

  COMPARISON OF THE 39 WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999

  Net sales for 2000 totaled $12,292 million, compared to net sales of $11,743 million for 1999, an increase of 4.7%. Net sales for department stores for 2000 were $10,927 million compared to $10,652 million for 1999, an increase of 2.6%. On a comparable store basis, net sales for 2000 increased 2.3% compared to 1999. Net sales for the direct-to-customer segment were $1,365 million for 2000 (which includes Fingerhut for the entire period) compared to $1,091 million for 1999 (which includes Fingerhut from and after the March 18, 1999 acquisition date).

  Cost of sales was 59.6% of net sales for 2000, compared to 59.2% for 1999. Cost of sales as a percent of net sales for department stores increased 0.2 percentage points as a result of higher markdowns taken throughout 2000, which enabled the Company to keep in-store inventories fresh. Cost of sales for the direct-to-customer segment increased 3.9 percentage points as a percent of net sales during 2000, primarily as a result of the $35 million of inventory valuation adjustments related to the Fingerhut restructuring taken in the third quarter of 2000. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

  SG&A expenses were 35.2% of net sales for 2000, compared to 33.6% for 1999. Department store SG&A expenses improved 0.5 percentage points as a percent of department store net sales, reflecting the impact of lower non-payroll expenses, including depreciation expense, and higher finance charge income. SG&A expenses for the direct-to-customer segment in 2000 were negatively impacted by higher bad debt expenses resulting primarily from increased credit delinquencies at Fingerhut during 2000. The higher credit related expenses in the direct-to-customer segment during 2000, increased costs related to the macys.com and bloomingdales.com businesses and increased amortization expense resulting from the Fingerhut acquisition combined to offset the improvement in the department store SG&A expense rate and produce a 1.6 percentage point increase in the overall SG&A expense rate for 2000.

  During the third quarter of 2000, the Company recorded asset impairment and restructuring charges related to its Fingerhut businesses. The Company recorded asset write-downs of $673 million for goodwill and credit file intangibles, $18 million for fixed assets and $60 million for certain Internet-related investments. The Company also recorded $9 million of severance costs related to the downsizing of the Fingerhut core catalog operations.




                   FEDERATED DEPARTMENT STORES, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



  Net interest expense was $318 million for 2000 compared to $251 million for 1999. The higher interest expense for 2000 is due primarily to the increased outstanding debt resulting from the Fingerhut acquisition and the consolidation of the Fingerhut Master Trust for financial reporting purposes.

  Income tax expense was $80 million for 2000. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to the loss before income taxes because of permanent differences arising from the write-off and amortization of intangible assets and the effect of state and local income taxes.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

  Net cash provided by operating activities in 2000 was $268 million, a decrease of $39 million compared to the $307 million provided in 1999. This reflects greater decreases in 2000 in non-merchandise accounts payable and accrued liabilities due to the timing of the Fingerhut acquisition and greater decreases in income tax liabilities. The impact on net income resulting from higher reserves for bad debt at Fingerhut was offset by greater decreases in 2000 in accounts receivable. The greater increases in 2000 in merchandise inventories were offset by greater increases in merchandise accounts payable.

  Net cash used by investing activities was $521 million for 2000. Investing activities for 2000 included purchases of property and equipment totaling $490 million, capitalized software of $62 million and investments in companies engaged in complementary businesses totaling $31 million. The Company opened four new department stores and one new furniture gallery during 2000. In addition, five department stores were opened in November and the Company plans to open two additional furniture galleries before the end of the fiscal year.

  Net cash provided to the Company by all financing activities was $338 million in 2000. During 2000, the Company issued debt totaling $802 million, consisting of $452 million of borrowings under the Company's commercial paper program and receivables backed commercial paper and $350 million of 8.5% Senior Notes due 2010. The Company purchased 16.0 million shares of its Common Stock under its stock repurchase program during 2000 at a cost of $549 million. On August 25, 2000, the Board of Directors approved a $500 million increase to the current stock repurchase program increasing the authorization to $1 billion. As of October 28, 2000, the Company had $451 million of the $1 billion authorization remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Also during 2000, the Company issued 1.0 million shares of its Common Stock and received $35 million in proceeds from the exercise of the Company's Series B Warrants, which expired on February 15, 2000.

  On December 7, 2000, the Company's wholly owned, special purpose subsidiary, Prime Receivables Corporation, completed a public offering of $400 million principal amount of 6.70% asset backed certificates issued by the Prime Credit Card Master Trust, with a expected final payment date of November 15, 2005. The proceeds from the offering were used for general corporate purposes.



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



                     PART II -- OTHER INFORMATION

                   FEDERATED DEPARTMENT STORES, INC.


ITEM 1. LEGAL PROCEEDINGS

          The Company and certain members of its senior management have been named defendants in five substantially identical purported class action complaints (the "Complaints") filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. The Complaints were filed on August 24, August 30, September 15, September 26, and October 6, 2000, in the United States District Court for the Southern District of New York. The Complaints allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at Fingerhut. The plaintiffs are seeking unspecified amounts of compensatory damages and costs, including legal fees. Management believes that the allegations contained in the Complaints are without merit and intends to vigorously defend against the allegations contained in the Complaints.

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




                        PART II -- OTHER INFORMATION

                   FEDERATED DEPARTMENT STORES, INC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Third Amendment to Series 1998-3 Supplement, dated as of August 28, 2000, by and among Fingerhut Receivables, Inc., as Transferor, Axsys National Bank (formerly named Fingerhut National Bank), as Servicer and The Bank of New York (Delaware), as Trustee.

          10.2 Third Amendment Agreement to Fingerhut Receivables, Inc. Security Purchase Agreement, dated as of August 28, 2000, by and among Fingerhut Receivables, Inc., Quincy Capital Corporation, Falcon Asset Securitization Corporation, Four Winds Funding Corporation, Bank of America, N.A., Bank One, NA (Main Office Chicago), and Commerzbank Aktiengesellschaft, Chicago Branch.

          10.3 Assignment and Assumption Agreement, dated as of August 28, 2000, by and among Fingerhut Receivables, Inc., as Tranferor, certain Purchasers and Managing Agents parties thereto, and Bank of America, N.A., as Administrative Agent for such Purchasers.

          10.4 Reassignment of Receivables, dated as of October 27, 2000, by and between Fingerhut Receivables, Inc. and The Bank of New York.

          27    Financial Data Schedule


     (b)  Report on Form 8-K

          Current Report on Form 8-K, dated August 29, 2000, reporting matters under Items 5 and 7 thereof.

          Current Report on Form 8-K, dated October 16, 2000 reporting matters under Items 5 and 7 thereof.




                   FEDERATED DEPARTMENT STORES, INC.


                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                  FEDERATED DEPARTMENT STORES, INC.



Date  December 12, 2000                /s/ Dennis J. Broderick
                                           Dennis J. Broderick
                                      Senior Vice President, General Counsel
                                                and Secretary




                                       /s/ Joel A. Belsky
                                           Joel A. Belsky
                                      Vice President and Controller
                                      (Principal Accounting Officer)