Form 10-K
period 2001-02-03
FEDERATED DEPARTMENT STORES INC /DE/
filed 2001-04-18
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 3, 2001	Commission File Number 1-13536

Federated Department Stores, Inc.

7 West Seventh Street

Cincinnati, Ohio 45202
(513) 579-7000
and
151 West 34th Street
New York, New York 10001
(212) 494-1602

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

      There were 197,672,227 shares of the Company’s Common Stock outstanding as of April 7, 2001, excluding shares held in the treasury of the Company or by subsidiaries of the Company. The aggregate market value of the shares of such Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on April 6, 2001, was approximately $8,136,200,000.

Documents Incorporated by Reference

      Portions of the definitive proxy statement (the “Proxy Statement”) relating to the Company’s Annual Meeting of Stockholders to be held on May 18, 2001 (the “Annual Meeting”), are incorporated by reference in Part III hereof.

      Unless the context requires otherwise, references to “2000,” “1999,” “1998,” “1997,” and “1996” are references to the Company’s fiscal years ended February 3, 2001, January 29, 2000, January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

      This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (i) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (ii) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (iii) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; and competitive pressures from department and specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as “Risk Factors” and “Special Considerations” in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 1.  Business.

      General. The Company, through its subsidiaries, is one of the leading operators of full-line department stores in the United States, with 440 department stores in 33 states and Puerto Rico as of February 3, 2001. The Company’s subsidiaries operate department stores under the names “Bloomingdale’s,” “The Bon Marché,” “Burdines,” “Goldsmith’s,” “Lazarus,” “Macy’s,” “Rich’s” and “Stern’s” and related direct-to-customer mail catalog and electronic commerce businesses under the names “Bloomingdale’s By Mail,” “bloomingdales.com” and “macys.com.” These department stores and related businesses sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods. The Company’s department stores are diversified by size of store, merchandising character and character of community served and are located at urban or suburban sites, principally in densely populated areas across the United States.

      On February 8, 2001, the Company announced plans to close its Stern’s department store division, converting 19 of Stern’s 24 locations to “Macy’s” and “Bloomingdale’s” stores. It is anticipated that the remaining five Stern’s stores will be closed and then sold.

      Through Fingerhut Companies, Inc. (“Fingerhut”), the Company also operates an electronic commerce business and a database marketing business that sells a broad range of products and services through catalogs, direct marketing and the Internet, including (i) Figi’s, a food and gift catalog business; (ii) Arizona Mail Order and Bedford Fair, both apparel catalog businesses; and (iii) Popular Club, a membership-based general merchandise catalog business. Fingerhut also provides services to third parties.

      Fingerhut conducts its retail business though its principal subsidiaries Fingerhut Corporation, Figi’s Inc., Arizona Mail Order Company, Inc., Bedford Fair Apparel. Inc., Popular Club Plan, Inc. and Axsys National Bank, which provides credit for customers’ purchases in the form of revolving credit card loans. Other subsidiaries of Fingerhut support its retail operations by providing data processing, credit processing services, customer service, telemarketing and fulfillment services, as well as other corporate office functions.

      The Company provides, pursuant to intercompany arrangements, various support functions to its retail operating divisions (except Fingerhut) on an integrated, company-wide basis.

•	The Company’s financial and credit services subsidiary, FACS Group, Inc. (“FACS”), provides support for the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary credit card accounts owned by the Company except support relating to statement mailing and payment processing, which is provided by GE Capital Consumer Card Co. (“GE Bank”). GE Bank owns all of the “Macy’s” credit card accounts originated prior to December 19, 1994, when R.H. Macy & Co., Inc. was acquired pursuant to a merger and an allocated portion of the “Macy’s” credit card accounts originated subsequent to such merger. In addition, FACS provides payroll and benefits services to the Company’s retail operating and service divisions.

•	The Company’s data processing subsidiary, Federated Systems Group, Inc. (“FSG”), provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service divisions.

•	Federated Merchandising Group (“FMG”), a division of the Company, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store franchises. FMG is also responsible for all of the private label development of the Company’s retail operating divisions. However, Bloomingdale’s sources some of its private label merchandise through Associated Merchandising Corporation.

•	Federated Logistics and Operations, a division of a subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating divisions.

•	A specialized staff maintained in the Company’s corporate offices provides services for all divisions of the Company in such areas as accounting, real estate and insurance, as well as various other functions.

      FACS, FSG, FMG and certain departments in the Company’s corporate offices also offer their services to unrelated third parties.

      The Company and its predecessors have been operating department stores since 1820. Federated Department Stores, Inc., the Company’s predecessor prior to the acquisition of R.H. Macy & Co., Inc. pursuant to a merger, was organized as a Delaware corporation in 1920. The Company is the surviving entity following such merger. On October 11, 1995, the Company acquired Broadway Stores, Inc. (“Broadway”)

pursuant to a subsidiary merger. On March 18, 1999, the Company acquired Fingerhut pursuant to a subsidiary merger.

      The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and at 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.

      Employees. As of February 3, 2001, the Company had approximately 129,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the Christmas season. Approximately 10% of the Company’s employees as of February 3, 2001 were represented by unions. Management considers its relations with employees to be satisfactory.

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

      Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2000. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

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

      Operating Segment Information. The information set forth in Note 17 to the Consolidated Financial Statements appearing elsewhere in this report is incorporated by reference into this Item 1.

Item 1A.  Executive Officers of the Registrant.

      The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

James M. Zimmerman	57	Chairman of the Board and Chief Executive Officer; Director

Terry J. Lundgren	48	President and Chief Merchandising Officer; Director

Ronald W. Tysoe	48	Vice Chairman, Finance and Real Estate; Director

Thomas G. Cody	59	Executive Vice President, Legal and Human Resources

Dennis J. Broderick	52	Senior Vice President, General Counsel and Secretary

Karen M. Hoguet	44	Senior Vice President and Chief Financial Officer

Joel A. Belsky	47	Vice President and Controller

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

      Ronald W. Tysoe has been Vice Chairman, Finance and Real Estate, of the Company since April 1990 and served as Chief Financial Officer of the Company from April 1990 until October 31, 1997.

      Thomas G. Cody has been Executive Vice President, Legal and Human Resources, of the Company since May 1988.

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

Item 2.  Properties.

      The properties of the Company consist primarily of stores and related retail facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 3, 2001, the Company operated 440 department stores in 33 states and Puerto Rico, comprising a total of 83,400,000 square feet. Of such department stores, 215 were entirely or mostly owned and 225 stores were entirely or mostly leased. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

Item 3.  Legal Proceedings.

      The Company and certain members of its senior management have been named defendants in five substantially identical purported class action complaints (the “Complaints”) filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. The Complaints were filed on August 24, August 30, September 15, September 26 and October 6, 2000, in the United States District Court for the Southern District of New York. The Complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at Fingerhut. The plaintiffs are seeking unspecified amounts of compensatory damages and costs, including legal fees. Management believes that the allegations contained in the Complaints are without merit and intends to defend vigorously against those allegations.

Item 4.  Submission of Matters to a Vote of Security-Holders.

      None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

      The Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “FD.” As of February 3, 2001, the Company had approximately 11,700 stockholders of record. The following table sets forth for each fiscal quarter during 2000 and 1999 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

	2000		1999

	Low	High	Low	High

1st Quarter	31.625	44.750	36.438	47.125

2nd Quarter	21.000	40.875	45.938	57.063

3rd Quarter	23.813	30.190	38.438	52.875

4th Quarter	28.310	46.060	40.938	53.875

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

	53 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	February 3,	January 29,	January 30,	January 31,	February 1,
	2001	2000	1999	1998	1997

	(millions, except per share data)

Consolidated Statement of Operations Data:

Net sales	$18,407	$17,716	$15,365	$15,220	$14,833

Cost of sales	10,907	10,443	9,218	9,200	9,018

Selling, general and administrative expenses	6,023	5,572	4,692	4,679	4,679

Asset impairment and restructuring charges	927	–	–	–	243

Operating income	550	1,701	1,455	1,341	893

Interest expense	(444)	(368)	(304)	(418)	(499)

Interest income	7	13	12	35	47

Income before income taxes and extraordinary items	113	1,346	1,163	958	441

Federal, state and local income tax expense	(297)	(551)	(478)	(383)	(175)

Income (loss) before extraordinary items	(184)	795	685	575	266

Extraordinary items (a)	–	–	(23)	(39)	–

Net income (loss)	$(184)	$795	$662	$536	$266

Basic earnings (loss) per share:

Income (loss) before extraordinary items	$(.90)	$3.78	$3.27	$2.74	$1.28

Net income (loss)	(.90)	3.78	3.16	2.56	1.28

Diluted earnings (loss) per share:

Income (loss) before extraordinary items	$(.90)	$3.62	$3.06	$2.58	$1.24

Net income (loss)	(.90)	3.62	2.96	2.41	1.24

Average number of shares outstanding	204.3	210.0	209.1	209.2	207.5

Depreciation and amortization	$733	$738	$624	$590	$533

Capital expenditures	$742	$770	$695	$696	$846

Balance Sheet Data (at year end):

Cash	$322	$218	$307	$142	$149

Working capital	3,831	3,970	2,904	3,134	2,831

Total assets	17,012	17,692	13,464	13,738	14,264

Short-term debt	1,722	1,284	524	556	1,095

Long-term debt	4,374	4,589	3,057	3,919	4,606

Shareholders’ equity	5,822	6,552	5,709	5,256	4,669

(a)	The extraordinary items for 1998 and 1997 were after-tax expenses associated with debt prepayments.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Comparison of the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000. Net sales for 2000 totaled $18,407 million, compared to net sales of $17,716 million for 1999, an increase of 3.9%. Net sales for department stores for 2000 were $16,467 million compared to $15,850 million for 1999, an increase of 3.9%. On a comparable store basis (sales from stores in operation throughout 1999 and 2000 and adjusting for the impact of the 53rd week in 2000), net sales for 2000 increased 2.0% compared to 1999. Net sales for the direct-to-customer segment were $1,940 million for 2000 (which includes Fingerhut for the entire year) compared to $1,866 million for 1999 (which includes Fingerhut from and after the March 18, 1999 acquisition date).

      Cost of sales was 59.3% of net sales for 2000, compared to 58.9% for 1999. Cost of sales as a percent of net sales for department stores were flat when compared to the prior year. Cost of sales for the direct-to-customer segment increased 3.3 percentage points as a percent of net sales during 2000, primarily as a result of the $35 million of inventory valuation adjustments related to the Fingerhut restructuring taken during 2000 and higher markdowns taken at Bloomingdale’s by Mail. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either year.

      Selling, general and administrative (“SG&A”) expenses were 32.7% of net sales for 2000, compared to 31.5% for 1999. Department store SG&A expenses improved 0.4 percentage points as a percent of department store net sales, principally due to the impact of lower depreciation and amortization expense. Finance charge income was $349 million for 2000, up from $327 million in 1999, primarily due to the growth in the accounts receivable balances. Amounts charged to expense for doubtful accounts receivable were $106 million for 2000, compared to $83 million in 1999, also due to the growth in the accounts receivable balances. SG&A expenses for the direct-to-customer segment in 2000 were negatively impacted by higher bad debt expenses resulting primarily from increased credit delinquencies at Fingerhut during 2000. The higher credit related expenses in the direct-to-customer segment during 2000 and increased costs related to the macys.com and bloomingdales.com businesses combined to offset the improvement in the department store SG&A expense rate and produce a 1.2 percentage point increase in the overall SG&A expense rate for 2000.

      During 2000, the Company recorded asset impairment and restructuring charges related to its Fingerhut businesses, the downsizing of its Fingerhut operations and the closing of the Company’s Stern’s department store division. The Company recorded asset write-downs of $673 million for goodwill and credit file intangibles, $18 million for Fingerhut fixed assets and $131 million for certain Fingerhut Internet-related and other venture capital investments. In fiscal year 2001, amortization expense for intangible assets will be approximately $29 million lower as a result of the write-down of goodwill and credit file intangibles. The Company also recorded severance costs, facility closing costs and other asset write-downs related to the downsizing of its Fingerhut operations totaling $51 million and asset write-downs related to the closure of the Stern’s department store division and the planned disposition of certain of its properties totaling $54 million. The Company anticipates incurring approximately $75-$95 million of additional restructuring charges related to the closure of Stern’s in fiscal year 2001.

      Net interest expense was $437 million for 2000 compared to $355 million for 1999. The higher interest expense for 2000 is due primarily to the increased outstanding debt resulting from the March 18, 1999 Fingerhut acquisition and the consolidation of the Fingerhut Master Trust for financial reporting purposes.

      Income tax expense was $297 million for 2000. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes because of permanent differences arising from the write-off and amortization of intangible assets and the effect of state and local income taxes.

      Comparison of the 52 Weeks Ended January 29, 2000 and January 30, 1999. Net sales for 1999 totaled $17,716 million, compared to net sales of $15,365 million for 1998, an increase of 15.3%. Net sales for department stores for 1999 were $15,850 million compared to $15,365 million for 1998, an increase of 3.2%. On a comparable store basis, net sales for 1999 increased 4.5% compared to 1998. Net sales for the direct-to-customer segment were $1,866 million for 1999.

      Cost of sales was 58.9% of net sales for 1999, compared to 60.0% for 1998. Cost of sales as a percent of net sales for department stores improved 0.2 percentage points in 1999 compared to 1998, benefiting from continued strength in consumer demand. This improvement in the cost of sales rate for department stores, together with a relatively lower cost of sales rate for the direct-to-customer segment, contributed to the overall 1.1 percentage point improvement in the cost of sales rate for 1999. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either year.

      SG&A expenses were 31.5% of net sales for 1999, compared to 30.5% for 1998. Department store SG&A expenses improved 1.3 percentage points as a percent of department store net sales, reflecting the impact of higher sales with relatively flat non-payroll expenses and lower bad debt expense, which was partially offset by reduced finance charge income resulting from lower average accounts receivable billings. A relatively higher SG&A expense rate for the direct-to-customer segment, including recently launched businesses, and increased amortization expense resulting from the Fingerhut acquisition combined to offset the improvement in the department store SG&A expense rate and produce a 1.0 percentage point increase in the overall SG&A expense rate for 1999.

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

      Net cash provided by operating activities in 2000 was $1,285 million, an increase of $22 million compared to the $1,263 million provided in 1999. The Company was able to produce a slightly higher level of cash flow from operations in 2000 due to the strength of its department store businesses. The asset impairment and restructuring charges were primarily non-cash and the impact on net income resulting from higher reserves for bad debt at Fingerhut was offset by the related decrease in accounts receivable.

      Net cash used by investing activities was $804 million for 2000. Investing activities for 2000 included purchases of property and equipment totaling $742 million, capitalized software of $100 million and investments in companies engaged in complementary businesses totaling $34 million. The Company opened nine new department stores and three new furniture galleries during 2000.

      Net cash used by the Company for all financing activities was $377 million in 2000. During 2000, the Company issued debt totaling $750 million, consisting of $400 million of 6.7% asset backed certificates issued by the Prime Credit Card Master Trust and $350 million of 8.5% Senior Notes due 2010. The Company repaid debt of $528 million in 2000, consisting principally of $353 million of borrowings under its commercial paper program and $169 million of receivables backed financings.

      The Company purchased 17.6 million shares of its Common Stock under its stock repurchase program during 2000 at a cost of approximately $600 million. On August 25, 2000, the Board of Directors approved a $500 million increase to the current stock repurchase program increasing the authorization to $1,000 million. As of February 3, 2001, the Company had approximately $400 million of the $1,000 million authorization remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Also during 2000, the Company issued 1.0 million shares of its Common Stock and received $35 million in proceeds from the exercise of the Company’s Series B Warrants, which expired on February 15, 2000.

      The Company intends to open nine new department stores and two new furniture galleries in 2001 and its budgeted capital expenditures are approximately $2,750 million for the 2001 to 2003 period, including $850 million for 2001. Management presently anticipates funding such expenditures from operations.

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

      The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 9 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. See Notes 9 and 16 to the Consolidated Financial Statements, which are incorporated herein by reference.

      Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at February 3, 2001, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information called for by this item is set forth under Item 1 “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement, and in Item 1A “Executive Officers of the Registrant,” and incorporated herein by reference.

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

           3.  Exhibits:

      The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number	Description	Document if Incorporated by Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)
3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the 1994 Form 10-K
3.2	By-Laws	Exhibit 3.2 to the 1994 Form 10-K
4.1	Certificate of Incorporation	See Exhibits 3.1 and 3.1.1
4.2	By-Laws	See Exhibit 3.2
4.3	Rights Agreement, dated as of December 19, 1994, between the Company and the Bank of New York, as rights agent	Exhibit 4.3 to the 1994 Form 10-K
4.4	Indenture, dated as of December 15, 1994, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995

Exhibit
Number	Description	Document if Incorporated by Reference

4.4.1	Third Supplemental Indenture, dated as of January 23, 1995, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 4.4.1 to the 1994 Form 10-K
4.4.2	Fifth Supplemental Indenture, dated as of October 6, 1995, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Registration Statement on Form 8-A, dated October 4, 1995
4.4.3	Seventh Supplemental Indenture, dated as of May 22, 1996, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K, dated as of May 21, 1996
4.4.4	Eighth Supplemental Indenture, dated as of July 14, 1997, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of July 15, 1997 (the “July 1997 Form 8-K”)
4.4.5	Ninth Supplemental Indenture, dated as of July 14, 1997, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K
4.5	Indenture, dated as of September 10, 1997, between the Company and Citibank, N.A., as Trustee	Exhibit 4.4 to the Company’s Amendment Number 1 to Form S-3 dated as of September 11, 1997
4.5.1	First Supplemental Indenture, dated as of February 6, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of February 6, 1998
4.5.2	Second Supplemental Indenture, dated as of August 26, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of August 25, 1998
4.5.3	Third Supplemental Trust Indenture, dated as of March 24, 1999, between the Company and Citibank, N.A., as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) dated as of April 22, 1999
4.5.4	Fourth Supplemental Trust Indenture, dated as of June 6, 2000, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of June 5, 2000
4.6	Series D Warrant Agreement	Exhibit 4.7 to the 1994 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.1	364 Day Credit Agreement, dated as of July 28, 1997, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank (successor in interest to BankBoston, N.A.), as Syndication Agent, and the Bank of America, National Trust & Savings Association, as Documentation Agent	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 1997 (the “August 1997 Form 10-Q”)
10.1.1	Third Amended and Restated Credit Agreement, dated as of July 24, 2000, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, and The Bank of America, N.A., as Documentation Agent	Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2000 (the “July 2000 Form 10-Q”)
10.2	Five-Year Credit Agreement, dated as of July 28, 1997, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank (successor in interest to BankBoston, N.A.), as Syndication Agent, and the Bank of America, National Trust & Savings Association, as Documentation Agent	Exhibit 10.2 to the August 1997 Form 10-Q
10.2.1	Letter Amendment to the Five-Year Credit Agreement, dated as of June 29, 1998, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank (successor in interest to BankBoston, N.A.), as Syndication Agent, and the Bank of America, National Trust & Savings Association, as Documentation Agent	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 1, 1998

Exhibit
Number	Description	Document if Incorporated by Reference

10.3	Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992 (the “Pooling and Servicing Agreement”), among the Company, Prime Receivables Corporation (“Prime”) and The Chase Manhattan Bank, successor to Chemical Bank, as Trustee	Exhibit 4.10 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated March 29, 1993
10.3.1	First Amendment, dated as of December 1, 1993, to the Pooling and Servicing Agreement	Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 29, 1994 (the “1993 Form 10-K”)
10.3.2	Second Amendment, dated as of February 28, 1994, to the Pooling and Servicing Agreement	Exhibit 10.10.2 to the 1993 Form 10-K
10.3.3	Third Amendment, dated as of May 31, 1994, to the Pooling and Servicing Agreement	Exhibit 10.8.3 to the 1994 Form 10-K
10.3.4	Fourth Amendment, dated as of January 18, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 1996 (the “1995 Form 10-K”)
10.3.5	Fifth Amendment, dated as of April 30, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.5 to the 1995 Form 10-K
10.3.6	Sixth Amendment, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.6 to the 1995 Form 10-K
10.3.7	Seventh Amendment, dated as of May 14, 1996, to the Pooling and Servicing Agreement	Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)
10.3.8	Eighth Amendment, dated as of March 3, 1997, to the Pooling and Servicing Agreement	Exhibit 10.6.8 to the 1996 Form 10-K
10.3.9	Ninth Amendment, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 (the “November 1997 Form 10-Q”)
10.3.10	Tenth Amendment, dated as of August 3, 1998, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 1998
10.3.11	Eleventh Amendment, dated as of March 23, 2000, to the Pooling and Servicing Agreement	Exhibit 10.1 to the July 2000 Form 10-Q
10.4	Assumption Agreement under the Pooling and Servicing Agreement, dated as of September 15, 1993	Exhibit 10.10.3 to the 1993 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.5	Series 1992-3 Supplement, dated as of January 5, 1993, to the Pooling and Servicing Agreement	Exhibit 4.8 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated January 29, 1993
10.6	Series 1995-1 Supplement, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 4.7 to Prime’s Registration Statement on Form S-1, filed July 14, 1995, as amended
10.6.1	First Amendment to Series 1995-1 Supplement, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.4 to the November 1997 Form 10-Q
10.7	Series 1996-1 Supplement, dated as of May 14, 1996, to the Pooling and Servicing Agreement	Exhibit 4 to Prime’s Current Report on Form 8-K (File No. 0-21118), dated May 24, 1996
10.7.1	First Amendment to Series 1996-1 Supplement, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.5 to the November 1997 Form 10-Q
10.8	Series 2000-1 Supplement, dated as of December 7, 2000, to the Pooling and Servicing Agreement	Exhibit 1 to Prime’s Current Report on Form 8-K (File No. 033-52374), dated December 27, 2000
10.9	Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998 (the “Fingerhut Amended and Restated Pooling and Servicing Agreement”), between Fingerhut Receivables, Inc., as Transferor, Axsys National Bank (formerly Fingerhut National Bank), as Servicer, and The Bank of New York (Delaware) as Trustee (incorporated by reference to Exhibit 4(d) to Fingerhut Receivables, Inc. Registration Statement on Form S-1)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended May 1, 1999 (the “May 1999 Form 10-Q”)
10.10	Series 1998-1 Supplement dated as of April 28, 1998 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.9 to the May 1999 Form 10-Q
10.10.1	First Amendment dated as of March 17, 1999 to Series 1998-1 Supplement	Exhibit 10.12 to the May 1999 Form 10-Q
10.11	Series 1998-2 Supplement dated as of April 28, 1998 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.10 to the May 1999 Form 10-Q
10.11.1	First Amendment dated as of March 17, 1999 to Series 1998-2 Supplement	Exhibit 10.13 to the May 1999 Form 10-Q
10.12	Series 1998-3 Supplement dated as of April 28, 1998 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.11 to the May 1999 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.12.1	First Amendment dated as of March 17, 1999 to Series 1998-3 Supplement	Exhibit 10.14 to the May 1999 Form 10-Q
10.12.2	Second Amendment to the Series 1998-3 Supplement, dated as of July 29, 1999, by and among Fingerhut Receivables, Inc., as Transferor, Axsys National Bank (formerly Fingerhut National Bank), as Servicer, and The Bank of New York (Delaware), as Trustee	Exhibit 10.2 to the July 1999 Form 10-Q
10.12.3	Third Amendment to Series 1998-3 Supplement, dated as of August 28, 2000, by and among Fingerhut Receivables, Inc., as Transferor, Axsys National Bank (formerly named Fingerhut National Bank), as Servicer and The Bank of New York (Delaware), as Trustee	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 28, 2000 (the “October 2000 Form 10-Q”)
10.13	Receivables Purchase Agreement, dated as of December 15, 1992 (the “Receivables Purchase Agreement”), among Abraham & Straus, Inc., Bloomingdale’s, Inc., Burdines, Inc., Jordan Marsh Stores Corporation, Lazarus, Inc., Rich’s Department Stores, Inc., Stern’s Department Stores, Inc., The Bon, Inc. and Prime	Exhibit 10.2 to Prime’s Registration Statement on Form 8-A filed January 22, 1993, as amended
10.13.1	First Amendment, dated as of June 23, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.1 to 1993 Form 10-K
10.13.2	Second Amendment, dated as of December 1, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.2 to 1993 Form 10-K
10.13.3	Third Amendment, dated as of February 28, 1994, to the Receivables Purchase Agreement	Exhibit 10.14.3 to 1993 Form 10-K
10.13.4	Fourth Amendment, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.13.4 to the 1994 Form 10-K
10.13.5	Fifth Amendment, dated as of April 30, 1995, to the Receivables Purchase Agreement	Exhibit 10.12.5 to the 1995 Form 10-K
10.13.6	Sixth Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.6 to the 1996 Form 10-K
10.13.7	Seventh Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.7 to the 1996 Form 10-K
10.13.8	Eighth Amendment, dated as of May 14, 1996, to the Receivables Purchase Agreement	Exhibit 10.13.8 to the 1996 Form 10-K
10.13.9	Ninth Amendment, dated as of March 3, 1997, to the Receivables Purchase Agreement.	Exhibit 10.13.9 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.13.10	Tenth Amendment, dated as of March 23, 2000, to the Receivables Purchase Agreement	Exhibit 10.2 to the July 2000 Form 10-Q
10.13.11	First Supplement, dated as of September 15, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.4 to 1993 Form 10-K
10.13.12	Second Supplement, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.12.7 to the 1995 Form 10-K
10.14	Amended and Restated Purchase Agreement dated as of March 18, 1998 between Fingerhut Receivables, Inc., as Buyer and Fingerhut Companies, Inc., as Seller (incorporated by reference to Exhibit 10(d) to Fingerhut Receivables, Inc. Registration Statement on Form S-1)	Exhibit 10.15 to the May 1999 Form 10-Q
10.15	Assignment and Assumption Agreement, dated as of August 28, 2000, by and among Fingerhut Receivables, Inc., as Transferor, certain Purchasers and Managing Agents parties thereto, and Bank of America, N.A., as Administrative Agent for such Purchasers	Exhibit 10.3 to the October 2000 Form 10-Q
10.16	Amended and Restated Bank Receivables Purchase Agreement dated as of March 18, 1998 between Fingerhut Companies, Inc., as Buyer, and Axsys National Bank (formerly Fingerhut National Bank), as Seller (incorporated by reference to Exhibit 10(e) to Fingerhut Receivables, Inc. Registration Statement)	Exhibit 10.16 to the May 1999 Form 10-Q
10.17	Reassignment of Receivables, dated as of October 27, 2000, by and between Fingerhut Receivables, Inc. and The Bank of New York	Exhibit 10.4 to the October 2000 Form 10-Q
10.18	Depository Agreement, dated as of December 31, 1992, among Deerfield Funding Corporation, now known as Seven Hills Funding Corporation (“Seven Hills”), the Company, and The Chase Manhattan Bank, as Depository	Exhibit 10.15 to Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 30, 1993 (“1992 Form 10-K”)
10.19	Liquidity Agreement, dated as of December 31, 1992, among Seven Hills, the Company, the financial institutions named therein, and Credit Suisse, New York Branch, as Liquidity Agent	Exhibit 10.16 to 1992 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.20	Pledge and Security Agreement, dated as of December 31, 1992, among Seven Hills, the Company, The Chase Manhattan Bank, as Depository and Collateral Agent, and the Liquidity Agent	Exhibit 10.17 to 1992 Form 10-K
10.21	Security Purchase Agreement, dated as of July 30, 1998, by and among Fingerhut Receivables, Inc. (the “Transferor”), Kitty Hawk Funding Corporation (“Kitty Hawk”), Falcon Asset Securitization Corporation (“Falcon”), Four Winds Funding Corporation (“Four Winds” and, collectively with Kitty Hawk and Falcon, the “Conduit Purchasers”), Bank of America, N.A. (“BofA” or the “Administrative Agent”), The First National Bank of Chicago (“First Chicago”), Norddeutsche Landesbank Girozentrale, New York Branch and/or Cayman Island Branch (“Norddeutsche”), and Commerzbank Aktiengesellschaft, Chicago Branch (“Commerzbank” and collectively with BofA, First Chicago and Norddeutsche, the “Alternate Purchasers” and collectively with BofA and First Chicago, the “Managing Agents”)	Exhibit 10.3 to the July 1999 Form 10-Q
10.21.1	First Amendment Agreement to Fingerhut Receivables, Inc. Security Purchase Agreement, dated as of July 29, 1999, by and among Fingerhut Receivables, Inc., Kitty Hawk, Falcon, Four Winds, the Conduit Purchasers, the Alternate Purchasers and the Managing Agents	Exhibit 10.4 to the July 1999 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.21.2	Second Amendment Agreement to Fingerhut Receivables, Inc. Security Purchase Agreement, dated as of July 20, 2000, by and among Fingerhut Receivables, Inc., Kitty Hawk Funding Corporation, Falcon Asset Securitization Corporation, Four Winds Funding Corporation, Bank of America, N.A., Bank One, NA (Main Office Chicago), Norddeutsche Landesbank Girozentrale, New York Branch and/or Cayman Island Branch, and Commerzbank Aktiengesellschaft, Chicago Branch	Exhibit 10.6 to the July 2000 Form 10-Q
10.21.3	Third Amendment Agreement to Fingerhut Receivables, Inc. Security Purchase Agreement, dated as of August 28, 2000, by and among Fingerhut Receivables, Inc., Quincy Capital Corporation, Falcon Asset Securitization Corporation, Four Winds Funding Corporation, Bank of America, N.A., Bank One, NA (Main Office Chicago), and Commerzbank Aktiengesellschaft, Chicago Branch	Exhibit 10.2 to the October 2000 Form 10-Q
10.22	Commercial Paper Dealer Agreement, dated as of December 31, 1992, among Seven Hills, the Company, and Goldman Sachs Money Markets, L.P.	Exhibit 10.18 to 1992 Form 10-K
10.23	Commercial Paper Dealer Agreement, dated as of December 31, 1992, among Seven Hills, the Company, and Shearson Lehman Brothers, Inc.	Exhibit 10.19 to 1992 Form 10-K
10.24	Receivables Purchase Agreement, dated as of January 22, 1997, among FDS Bank (formerly known as FDS National Bank) and Prime II Receivables Corporation (“Prime II”)	Exhibit 10.19 to the 1996 Form 10-K
10.25	Class A Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (formerly known as FDS National Bank), The Class A Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.20 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.26	Class B Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (formerly known as FDS National Bank), The Class B Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.21 to the 1996 Form 10-K
10.27	Class A Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (formerly known as FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.6 to the July 1999 Form 10-Q
10.27.1	First Amendment to Class A Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II, as Transferor, FDS Bank (formerly known as FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.7 to the July 1999 Form 10-Q
10.27.2	Second Amendment to Class A Certificate Purchase Agreement, dated as of October 10, 2000, by and among Prime II, as Transferor, FDS Bank (formerly known as FDS National Bank), as Servicer, Market Street Funding Corporation, as Class A Purchaser, and PNC Bank, National Association, as Agent
10.28	Class B Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (formerly known as FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.8 to the July 1999 Form 10-Q
10.28.1	First Amendment to Class B Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II, as Transferor, FDS Bank (formerly known as FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.9 to the July 1999 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.28.2	Second Amendment to Class B Certificate Purchase Agreement, dated as of October 10, 2000, by and among Prime II, as Transferor, FDS Bank (formerly known as FDS National Bank), as Servicer, Market Street Funding Corporation, as Class B Purchaser, and PNC Bank, National Association, as Agent
10.29	Pooling and Servicing Agreement, dated as of January 22, 1997, (the “Prime II Pooling and Servicing Agreement”) among Prime II, FDS Bank (formerly known as FDS National Bank) and The Chase Manhattan Bank, as Trustee	Exhibit 10.22 to the 1996 Form 10-K
10.30	Series 1997-1 Supplement, dated as of January 22, 1997, to the Prime II Pooling and Servicing Agreement	Exhibit 10.23 to the 1996 Form 10-K
10.30.1	First Amendment to Series 1997-1 Variable Funding Supplement, dated as of June 19, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.4 to the July 2000 Form 10-Q
10.31	Series 1999-1 Variable Funding Supplement, dated as of July 6, 1999, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the July 1999 Form 10-Q
10.31.1	First Amendment to Series 1999-1 Variable Funding Supplement, dated as of August 1, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.3 to the July 2000 Form 10-Q
10.32	Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company	Exhibit 10.25 to the 1996 Form 10-K
10.33	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Goldman Sachs & Co., as Dealer	Exhibit 10.2 to the May 1999 Form 10-Q
10.34	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and First Chicago Capital Markets, Inc., as Dealer	Exhibit 10.3 to the May 1999 Form 10-Q
10.35	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Chase Securities Inc., as Dealer	Exhibit 10.4 to the May 1999 Form 10-Q
10.36	Tax Sharing Agreement	Exhibit 10.10 to Form 10
10.37	Ralphs Tax Indemnification Agreement	Exhibit 10.1 to Form 10

Exhibit
Number	Description	Document if Incorporated by Reference

10.38	Account Purchase Agreement dated as of May 10, 1991, by and among Monogram Bank, USA, Macy’s, Macy Credit Corporation, Macy Funding, Macy’s California, Inc., Macy’s Northeast, Inc., Macy’s South, Inc., Bullock’s Inc., I. Magnin, Inc., Master Servicer, and Macy Specialty Stores, Inc. **	Exhibit 19.2 to Macy’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1991 (File No. 33-6192), as amended under cover of Form 8, dated October 3, 1991 (“Macy’s May 1991 Form 10-Q”)
10.39	Amended and Restated Credit Card Program Agreement, dated as of June 4, 1996, among GE Capital Consumer Card Co. (“GE Bank”), FDS Bank (formerly known as FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Bullock’s, Inc., Broadway Stores, Inc., FACS Group, Inc., and MSS-Delaware, Inc. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 1996 (the “August 1996 Form 10-Q”)
10.40	Amended and Restated Trade Name and Service Mark License Agreement, dated as of June 4, 1996, among the Company, GE Bank and General Electric Capital Corporation (“GE Capital”)	Exhibit 10.2 to the August 1996 Form 10-Q
10.41	FACS Credit Services and License Agreement, dated as of June 4, 1996, by and among GE Bank, GE Capital and FACS Group, Inc. **	Exhibit 10.3 to the August 1996 Form 10-Q
10.42	FDS Guaranty, dated as of June 4, 1996	Exhibit 10.4 to the August 1996 Form 10-Q
10.43	GE Capital Credit Services and License Agreement, dated as of June 4, 1996, among GE Capital, FDS Bank (formerly known as FDS National Bank), the Company and FACS Group, Inc. **	Exhibit 10.5 to the August 1996 Form 10-Q
10.44	GE Capital/ GE Bank Credit Services Agreement, dated as of June 4, 1996, among GE Capital and GE Bank **	Exhibit 10.6 to the August 1996 Form 10-Q
10.45	Amended and Restated Commercial Accounts Agreement, dated as of June 4, 1996, among GE Capital, the Company, FDS Bank (formerly known as FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Bullock’s, Inc., Broadway Stores, Inc., FACS Group, Inc. and MSS-Delaware, Inc. **	Exhibit 10.7 to the August 1996 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.46	Agreement and Plan of Merger, dated as of February 10, 1999, among the Company, Bengal Subsidiary Corporation and Fingerhut Companies, Inc. (incorporated by reference to Exhibit (c)(I) of the Schedule 14D-1, filed by the Company and Bengal on February 18, 1999)	Exhibit 10.1 to the May 1999 Form 10-Q
10.47	1992 Executive Equity Incentive Plan *	Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed November 27, 1991, as amended
10.48	1995 Executive Equity Incentive Plan, as amended and restated as of May 19, 2000 *	Appendix A to the Company’s proxy statement on Schedule 14A, filed April 19, 2000 (the “1999 Proxy Statement”)
10.49	1992 Incentive Bonus Plan, as amended and restated as of May 19, 2000 *	Exhibit B to the 1999 Proxy Statement
10.50	Form of Severance Agreement *	Exhibit 10.33 to the 1994 Form 10-K
10.51	Form of Indemnification Agreement *	Exhibit 10.14 to Form 10
10.52	Senior Executive Medical Plan *	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990
10.53	Employment Agreement, dated as of August 27, 1999, between James M. Zimmerman and the Company *	Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000
10.54	Employment Agreement, dated as of April 1, 2000, between Terry J. Lundgren and the Company *	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2000
10.55	Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 to 1993 Form 10-K
10.56	Form of Severance Agreement (for Executives and Key Employees other than the Executive Officers) *	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the “1998 Form 10-K”)
10.57	Form of Second Amended and Restated Severance Agreement (for the Executive Officers) *	Exhibit 10.45 to the 1998 Form 10-K
10.58	Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997 *	Exhibit 10.46 to the 1996 Form 10-K
10.59	Executive Deferred Compensation Plan, as amended *	Exhibit 10.47 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.60	Profit Sharing 401(k) Investment Plan (amending and restating the Retirement Income and Thrift Incentive Plan) effective as of April 1, 1997 *	Exhibit 10.48 to the 1996 Form 10-K
10.61	Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997 *	Exhibit 10.49 to the 1996 Form 10-K
21	Subsidiaries
22	Consent of KPMG LLP
23	Powers of Attorney

*	Constitutes a compensatory plan or arrangement.

**	Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

(b)	Reports on Form 8-K.

(i)	Current report on Form 8-K, dated December 1, 2000, reporting matters under items 5 and 7 thereof.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

By:	/s/ DENNIS J. BRODERICK

Dennis J. Broderick
Senior Vice President, General Counsel and Secretary

Date: April 18, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 18, 2001.

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

Dennis J. Broderick
Attorney-in-Fact

MANAGEMENT’S REPORT

To the Shareholders of

Federated Department Stores, Inc.:

      The integrity and consistency of the consolidated financial statements of Federated Department Stores, Inc. and subsidiaries, which were prepared in accordance with accounting principles generally accepted in the United States of America, are the responsibility of management and properly include some amounts that are based upon estimates and judgments.

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

      The consolidated financial statements of the Company have been audited by KPMG LLP, independent certified public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audits conducted in accordance with auditing standards generally accepted in the United States of America.

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

James M. Zimmerman

Chairman and Chief Executive Officer

Karen M. Hoguet

Senior Vice President, Chief Financial Officer

Joel A. Belsky

Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Federated Department Stores, Inc.:

      We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the fifty-three week period ended February 3, 2001 and the fifty-two week periods ended January 29, 2000 and January 30, 1999. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for the fifty-three week period ended February 3, 2001 and the fifty-two week periods ended January 29, 2000 and January 30, 1999, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Cincinnati, Ohio

February 27, 2001

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

Net sales	$18,407	$17,716	$15,365

Cost of sales:

Recurring	10,872	10,443	9,218

Inventory valuation adjustments related to Fingerhut restructuring	35	–	–

Total cost of sales	10,907	10,443	9,218

Selling, general and administrative expenses	6,023	5,572	4,692

Asset impairment and restructuring charges	927	–	–

Operating income	550	1,701	1,455

Interest expense	(444)	(368)	(304)

Interest income	7	13	12

Income before income taxes and extraordinary item	113	1,346	1,163

Federal, state and local income tax expense	(297)	(551)	(478)

Income (loss) before extraordinary item	(184)	795	685

Extraordinary item	–	–	(23)

Net income (loss)	$(184)	$795	$662

Basic earnings (loss) per share:

Income (loss) before extraordinary item	$(.90)	$3.78	$3.27

Extraordinary item	–	–	(.11)

Net income (loss)	$(.90)	$3.78	$3.16

Diluted earnings (loss) per share:

Income (loss) before extraordinary item	$(.90)	$3.62	$3.06

Extraordinary item	–	–	(.10)

Net income (loss)	$(.90)	$3.62	$2.96

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	February 3, 2001	January 29, 2000

ASSETS

Current Assets:

Cash	$322	$218

Accounts receivable	4,072	4,313

Merchandise inventories	3,812	3,589

Supplies and prepaid expenses	200	230

Deferred income tax assets	294	172

Total Current Assets	8,700	8,522

Property and Equipment – net	6,830	6,828

Intangible Assets – net	896	1,735

Other Assets	586	607

Total Assets	$17,012	$17,692

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Short-term debt	$1,722	$1,284

Accounts payable and accrued liabilities	2,903	3,043

Income taxes	244	225

Total Current Liabilities	4,869	4,552

Long-Term Debt	4,374	4,589

Deferred Income Taxes	1,393	1,444

Other Liabilities	554	555

Shareholders’ Equity	5,822	6,552

Total Liabilities and Shareholders’ Equity	$17,012	$17,692

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

						Accumulated
		Additional			Unearned	Other	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Comprehensive	Shareholders’
	Stock	Capital	Equity	Stock	Stock	Income (Loss)	Equity

Balance at January 31, 1998	$2	$4,461	$1,370	$(572)	$(2)	$(3)	$5,256

Net Income			662				662

Minimum pension liability adjustment, net of income tax effect						(7)	(7)

Total comprehensive income							655

Stock repurchases				(591)			(591)

Stock issued under stock plans		36		(6)			30

Restricted stock plan amortization					1		1

Deferred compensation plan distributions				1			1

Income tax benefit related to stock plan activity		13					13

Stock issued in conversion of subordinated notes		(104)		448			344

Balance at January 30, 1999	2	4,406	2,032	(720)	(1)	(10)	5,709

Net Income			795				795

Minimum pension liability adjustment, net of income tax effect						10	10

Total comprehensive income							805

Stock repurchases				(267)			(267)

Stock issued under stock plans		52		(4)	(9)		39

Stock issued upon exercise of warrants	1	233					234

Restricted stock plan amortization					3		3

Deferred compensation plan distributions				1			1

Income tax benefit related to stock plan activity		16					16

Equity issued in acquisition		12					12

Balance at January 29, 2000	3	4,719	2,827	(990)	(7)	–	6,552

Net loss			(184)				(184)

Minimum pension liability adjustment, net of income tax effect						(2)	(2)

Total comprehensive loss							(186)

Stock repurchases				(601)			(601)

Stock issued under stock plans		8		8	(5)		11

Stock issued upon exercise of warrants		35					35

Restricted stock plan amortization					6		6

Deferred compensation plan distributions				1			1

Income tax benefit related to stock plan activity		4					4

Balance at February 3, 2001	$3	$4,766	$2,643	$(1,582)	$(6)	$(2)	$5,822

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

Cash flows from operating activities:

Net income (loss)	$(184)	$795	$662

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	653	657	596

Amortization of intangible assets	74	78	27

Amortization of financing costs	7	7	7

Amortization of unearned restricted stock	6	3	1

Asset impairment and restructuring charges	962	–	–

Loss on early extinguishment of debt	–	–	23

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	225	(473)	235

Increase in merchandise inventories	(256)	(164)	(20)

(Increase) decrease in supplies and prepaid expenses	30	(27)	(2)

(Increase) decrease in other assets not separately identified	(17)	(8)	31

Increase (decrease) in accounts payable and accrued liabilities not separately identified	(154)	194	6

Increase in current income taxes	22	128	25

Increase (decrease) in deferred income taxes	(77)	64	103

Increase (decrease) in other liabilities not separately identified	(6)	9	(4)

Net cash provided by operating activities	1,285	1,263	1,690

Cash flows from investing activities:

Purchase of property and equipment	(742)	(770)	(695)

Capitalized software	(100)	(52)	–

Investments in companies	(34)	(117)	–

Acquisition of Fingerhut Companies, Inc., net of cash acquired	–	(1,539)	–

Disposition of property and equipment	72	46	50

Collection of note receivable	–	–	200

Net cash used by investing activities	(804)	(2,432)	(445)

Cash flows from financing activities:

Debt issued	750	1,684	650

Financing costs	(6)	(10)	–

Debt repaid	(528)	(650)	(1,229)

Increase (decrease) in outstanding checks	(43)	33	47

Acquisition of treasury stock	(603)	(267)	(594)

Issuance of common stock	53	290	46

Net cash provided (used) by financing activities	(377)	1,080	(1,080)

Net increase (decrease) in cash	104	(89)	165

Cash beginning of period	218	307	142

Cash end of period	$322	$218	$307

Supplemental cash flow information:

Interest paid	$421	$348	$306

Interest received	7	14	15

Income taxes paid (net of refunds received)	351	327	304

      The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

      Federated Department Stores, Inc. (the “Company”) is a retail organization operating department stores and direct-to-customer businesses that sell a wide range of products and services, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods.

      The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company from time to time invests in companies engaged in complementary businesses. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments are carried at cost. The Company’s investments in companies engaged in complementary businesses amounted to approximately $23 million at February 3, 2001 and $126 million at January 29, 2000 (see Note 3). All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

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

      Intangible assets are amortized on a straight-line basis over their estimated lives (see Note 8). The Company reviews the carrying value of goodwill and other intangibles for impairment whenever significant events or changes occur which might impair recovery of recorded asset costs (see Note 3). The Company assesses the recoverability of the carrying value of goodwill based upon estimates of future discounted cash flows from related operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Advertising and promotional costs amounted to $1,310 million for the 53 weeks ended February 3, 2001 and $1,219 million and $739 million for the 52 weeks ended January 29, 2000 and January 30, 1999, respectively. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months. Non-direct response advertising and promotional costs are expensed as incurred.

      Shipping and handling fees and costs do not represent a significant portion of the Company’s operations and both items have consistently been included in selling, general and administrative expenses. Shipping and handling fees amounted to $296 million, $268 million and $38 million for the 53 weeks ended February 3, 2001, the 52 weeks ended January 29, 2000 and the 52 weeks ended January 30, 1999, respectively. Shipping and handling costs amounted to $238 million, $230 million and $36 million for the 53 weeks ended February 3, 2001, the 52 weeks ended January 29, 2000 and the 52 weeks ended January 30, 1999, respectively.

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

      The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations (see Note 14).

      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB statement No. 133” and SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” is effective for the Company as of February 4, 2001. Based on the Company’s minimal use of derivatives, the adoption of this statement will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.  Acquisition

      On March 18, 1999, the Company purchased Fingerhut Companies, Inc. (“Fingerhut”), for a purchase price of approximately $1,720 million, including the assumption of $125 million of debt. The Fingerhut acquisition is being accounted for under the purchase method of accounting. Accordingly, the Company’s results of operations do not include Fingerhut’s results of operations for any period prior to March 18, 1999, and the purchase price has been allocated to Fingerhut’s assets and liabilities based on the estimated fair value of these assets and liabilities as of March 18, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3.  Asset Impairment and Restructuring Charges

      During the 53 weeks ended February 3, 2001, the Company recorded asset impairment and restructuring charges related to its Fingerhut and Stern’s businesses totaling $962 million, $35 million of which are included in cost of sales.

      In response to a significant credit delinquency problem associated with Fingerhut’s core catalog operations, the Company reevaluated the long-term operating projections of, and performed an asset impairment analysis for, each Fingerhut business. This analysis included projected future undiscounted and discounted cash flows disaggregated for each Fingerhut business unit under a variety of operating assumptions.

      Using undiscounted projected future cash flows, management determined that an impairment existed for one of the Fingerhut businesses, and a write-down of certain fixed assets and goodwill was recorded in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Using discounted projected cash flows at a discount rate commensurate with the Company’s cost of capital, management determined that an impairment existed at several other Fingerhut businesses, including the core catalog business, and a write-down of goodwill and credit file intangibles was recorded in accordance with APB Opinion No. 17, “Intangible Assets.”

      As a result of the above, the Company recorded asset write-downs of $673 million for goodwill and credit file intangibles and $18 million for Fingerhut fixed assets during the 53 weeks ended February 3, 2001. During this same period, the Company recorded a write-down of $131 million for certain public and non-public Fingerhut Internet-related and other venture capital investments as a result of the Company’s determination, based on uncertain financing alternatives and comparisons to their market values or market values of similar publicly traded businesses, that these equity investments were permanently impaired.

      The Company also recorded $86 million of restructuring costs during 2000 related to the downsizing of the Fingerhut core catalog operations, including $35 million of inventory valuation adjustments as a part of cost of sales. The remaining $51 million of restructuring costs consists of write-downs of property and other assets associated with the closing of collection and call centers and other duplicate facilities totaling $26 million, an adjustment to the carrying value of certain accounts receivable associated with a discontinued business amounting to $9 million and related severance costs totaling $16 million, of which $6 million had been paid to employees and $10 million was accrued as of February 3, 2001. The severance costs cover approximately 2,100 employees.

      Additionally, during the 53 weeks ended February 3, 2001, the Company decided to close its Stern’s department store division, converting 19 of Stern’s 24 locations to Macy’s and Bloomingdales, and recorded asset impairment and restructuring charges totaling $54 million. Of this amount, $43 million relates to impairment losses of stores which the Company expects to close and sell before the end of Fiscal 2001, $5 million represents an adjustment to the carrying value of certain accounts receivable which would be uncollectable because of the division closing, and $6 million relates to lease termination and other liabilities for the stores the Company expects to close, none of which has been paid as of February 3, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

4.  Extraordinary Item

      The extraordinary item for the 52 weeks ended January 30, 1999 represents costs of $23 million, net of income tax benefit of $15 million, associated with a debt prepayment.

5.  Accounts Receivable

	February 3,	January 29,
	2001	2000

	(millions)

Federated	$2,435	$2,335

Fingerhut	1,637	1,978

	$4,072	$4,313

      Accounts receivable for Federated, excluding Fingerhut and its subsidiaries, is as follows:

	February 3,	January 29,
	2001	2000

	(millions)

Due from customers	$2,291	$2,190

Less allowance for doubtful accounts	71	63

	2,220	2,127

Other receivables	215	208

	$2,435	$2,335

      Sales through the Company’s credit plans, excluding Fingerhut and its subsidiaries, were $4,419 million for the 53 weeks ended February 3, 2001 and $4,245 million and $4,028 million for the 52 weeks ended January 29, 2000 and January 30, 1999, respectively. The credit plans relating to certain operations of the Company are owned by a third party. Finance charge income, excluding Fingerhut and its subsidiaries, amounted to $349 million for the 53 weeks ended February 3, 2001 and $327 million and $345 million for the 52 weeks ended January 29, 2000 and January 30, 1999, respectively.

      Changes in the allowance for doubtful accounts, excluding Fingerhut and its subsidiaries, are as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(millions)

Balance, beginning of year	$63	$77	$100

Charged to costs and expenses	106	83	112

Net uncollectible balances written off	(98)	(97)	(135)

Balance, end of year	$71	$63	$77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Accounts receivable for Fingerhut and its subsidiaries is as follows:

	February 3,	January 29,
	2001	2000

	(millions)

Due from customers	$2,191	$2,202

Less allowance for doubtful accounts	584	295

	1,607	1,907

Other receivables	30	71

	$1,637	$1,978

      Fingerhut and its subsidiaries operations are included in the Company’s results from and after the March 18, 1999 acquisition date. Sales through the Company’s credit plans, for Fingerhut and its subsidiaries, were $1,460 million for the 53 weeks ended February 3, 2001 and $1,481 million for the 52 weeks ended January 29, 2000. Finance charge income, for Fingerhut and its subsidiaries, amounted to $399 million for the 53 weeks ended February 3, 2001 and $138 million for the 52 weeks ended January 29, 2000.

      Changes in the allowance for doubtful accounts, for Fingerhut and its subsidiaries, are as follows:

	53 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000

	(millions)

Balance, beginning of year	$295	$–

Balance, at acquisition	–	275

Charged to costs and expenses	746	227

Net uncollectible balances written off	(457)	(207)

Balance, end of year	$584	$295

6.  Inventories

      Merchandise inventories were $3,812 million at February 3, 2001, compared to $3,589 million at January 29, 2000. At these dates, the cost of department store inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for the 53 weeks ended February 3, 2001 or the 52 weeks ended January 29, 2000 and January 30, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

7.  Properties and Leases

	February 3,	January 29,
	2001	2000

	(millions)

Land	$1,003	$1,021

Buildings on owned land	2,461	2,467

Buildings on leased land and leasehold improvements	1,711	1,660

Fixtures and equipment	4,200	3,831

Leased properties under capitalized leases	73	73

	9,448	9,052

Less accumulated depreciation and amortization	2,618	2,224

	$6,830	$6,828

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

      Minimum rental commitments (excluding executory costs) at February 3, 2001, for noncancellable leases are:

	Capitalized	Operating
	Leases	Leases	Total

	(millions)

Fiscal year:

2001	$13	$173	$186

2002	11	153	164

2003	9	138	147

2004	8	126	134

2005	8	116	124

After 2005	43	1,845	1,888

Total minimum lease payments	92	$2,551	$2,643

Less amount representing interest	36

Present value of net minimum capitalized lease payments	$56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($8 million) and long-term ($48 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $3 million on capitalized leases and $17 million on operating leases.

      Rental expense consists of:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

		(millions)
Real estate (excluding executory costs)
Capitalized leases –

Contingent rentals	$3	$3	$3
Operating leases –

Minimum rentals	169	149	144

Contingent rentals	21	23	21

	193	175	168

Less income from subleases –

Capitalized leases	3	3	2

Operating leases	22	20	19

	25	23	21

	$168	$152	$147

Personal property — Operating leases	$63	$50	$22

8.  Intangible Assets

	February 3,	January 29,
	2001	2000

	(millions)

Goodwill	$473	$1,201

Identifiable intangibles	719	802

	1,192	2,003

Less accumulated amortization	296	268

	$896	$1,735

      Goodwill is being amortized on a straight-line basis over its estimated useful life, ranging from 20 to 40 years. Identifiable intangibles include tradenames, customer lists and credit files and are being amortized on a straight-line basis over their estimated useful lives, ranging from 7 to 40 years. The Company reviews the carrying value of goodwill and other intangibles for impairment whenever significant events or changes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

occur which might impair recovery of recorded asset costs (see Note 3). The Company recorded $94 million of tax benefits as a reduction to goodwill during the 53 weeks ended February 3, 2001 (see Note 11).

9.  Financing

	February 3,	January 29,
	2001	2000

	(millions)

Short-term debt:

Receivables backed financings	$1,214	$885

6.125% Term Enhanced ReMarketable Securities	350	–

10.0% Senior Notes due 2001	110	–

Commercial paper program	40	393

Capital lease obligations	8	6

	$1,722	$1,284

Long-term debt:

Receivables backed financings	$1,526	$1,624

8.5% Senior notes due 2003	450	450

8.125% Senior notes due 2002	400	400

6.9% Senior debentures due 2029	400	400

6.3% Senior notes due 2009	350	350

8.5% Senior notes due 2010	350	–

7.45% Senior debentures due 2017	300	300

7.0% Senior debentures due 2028	300	300

6.79% Senior debentures due 2027	250	250

6.125% Term Enhanced ReMarketable Securities due 2011	–	350

10.0% Senior notes due 2001	–	110

Capital lease obligations	48	55

	$4,374	$4,589

      Interest expense was as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(millions)

Interest on debt	$434	$357	$293

Amortization of financing costs	7	7	7

Interest on capitalized leases	7	7	7

	448	371	307

Less interest capitalized on construction	4	3	3

	$444	$368	$304

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)

Fiscal year:

2002	$1,189

2003	709

2004	328

2005	400

2006	–

After 2006	1,700

      During the 53 weeks ended February 3, 2001, the Company issued debt totaling $750 million, consisting of $400 million of 6.7% asset backed certificates issued by the Prime Credit Card Master Trust and $350 million of 8.5% Senior Notes due 2010. The Company repaid debt of $528 million in 2000, consisting principally of $353 million of borrowings under its commercial paper program and $169 million of receivables backed financings.

      Subsequent to February 3, 2001, the Company issued $500 million of 6.625% Senior Notes due 2011. The proceeds were used for general corporate purposes.

      The following summarizes certain components of the Company’s debt:

Receivables Backed Financings

      Receivables backed financings classified as short-term debt consist of current amounts due under certain receivables backed certificates issued by subsidiaries of the Company together with receivables backed commercial paper issued by a subsidiary of the Company (of which $370 million and $372 million were outstanding as of February 3, 2001 and January 29, 2000, respectively). Receivables backed financings classified as long-term debt consist of receivables backed certificates issued by subsidiaries of the Company, which certificates represent undivided interests in master trusts originated by such subsidiaries, and bear interest at both fixed and floating rates. The majority of the certificates bear interest at fixed rates ranging from 6.07% to 6.9% and a portion of the certificates bear interest at a floating rate based on LIBOR. The receivables backed financings classified as long-term debt at February 3, 2001 have maturity dates between February 2002 and November 2005.

Bank Credit Agreements

      The Company and certain financial institutions are parties to (i) the Five-Year Credit Agreement, pursuant to which such financial institutions have provided the Company with a $1,500 million revolving loan facility (the “Five Year Facility”) and (ii) the 364 Day Credit Agreement, pursuant to which such financial institutions have provided the Company with a $500 million revolving loan facility (the “364-Day Facility” and, together with the Five-Year Facility, the “Revolving Loan Facilities”). The Company’s obligations under the Revolving Loan Facilities are not secured or guaranteed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      As of February 3, 2001 and January 29, 2000, there were no revolving credit loans outstanding under the Revolving Loan Facilities. However, there were $45 million and $31 million of letters of credit outstanding under the Revolving Loan Facilities at February 3, 2001 and January 29, 2000, respectively. Revolving loans under the Revolving Loan Facilities bear interest based on published rates.

Commercial Paper

      The Company established a $2,000 million program for the issuance from time to time of unsecured commercial paper. The issuance of commercial paper under the program will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Revolving Loan Facilities by an amount equal to the principal amount of such commercial paper. As of February 3, 2001 and January 29, 2000, there was $40 million and $393 million, respectively, of such commercial paper outstanding.

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

Other Financing Arrangements

      In addition to the financing arrangements discussed above, the Company entered into arrangements providing for off balance sheet financing of up to $600 million of non-proprietary credit card receivables arising under accounts owned by the Company. The Company transfers the non-proprietary portion of their co-branded credit card receivable balances to a master trust (“Trust”) in exchange for certificates representing undivided interests in such receivables. A subsidiary of the Company securitizes the balances by issuing certificates representing undivided interests in the Trust’s receivables to outside investors. In each securitization transaction, the Company retains certain subordinated interests that serve as a credit enhancement to outside investors and expose the Company’s Trust assets to possible credit losses. The investors and the Trust have no recourse against the Company beyond the Trust assets. In order to maintain the committed level of securitized assets, the Company reinvests cash collections on securitized accounts in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

additional balances. During the 53 weeks ended February 3, 2001, proceeds from collections which were reinvested amounted to $2,734 million.

      The issuance of the certificates to outside investors is considered to be a sale, which results in an immaterial gain to the Company. The Company also retains servicing responsibilities for which it receives annual servicing fees approximating 2% of the outstanding balances. During the 53 weeks ended February 3, 2001, $11 million of servicing fees were received.

      The Company’s retained interest in transferred credit card receivables consists of investor certificates held by the Company, interest-only strips, contractually required seller’s interest and excess seller’s interest in the credit card receivables in the Trust. The Company intends to hold its investor certificates and contractually required seller’s interest to maturity. The excess seller’s interest is considered available-for-sale. Due to the revolving nature of the underlying credit card receivables, the high principal payment rate and the reserve for anticipated credit losses, the carrying value of the Company’s retained interest in transferred credit card receivables approximates fair value and is included in other assets.

      For each 100 basis point change in the estimated delinquency rates, the Company’s retained interest in securitized receivables would change by $6 million. The delinquency rate is the primary variable assumption that is subject to a sensitivity analysis.

      As of February 3, 2001, the securitized non-proprietary credit card balances were $560 million and the related retained interest included in other assets was $76 million. As of February 3, 2001 and January 29, 2000, $484 million and $423 million, respectively, of borrowings were outstanding under these arrangements. For the 53 weeks ended February 3, 2001, the net charge-offs related to the non-proprietary credit card receivables were $19 million and the delinquency rate at February 3, 2001 was 2.6%.

      There were also $48 million and $67 million of letters of credit outstanding at February 3, 2001 and January 29, 2000, respectively.

10.  Accounts Payable and Accrued Liabilities

	February 3,	January 29,
	2001	2000

	(millions)

Merchandise and expense accounts payable	$1,850	$1,876

Liabilities to customers	412	415

Taxes other than income taxes	112	181

Accrued wages and vacation	115	160

Accrued interest	73	60

Other	341	351

	$2,903	$3,043

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

11.  Taxes

      Income tax expense is as follows:

	53 Weeks Ended			52 Weeks Ended			52 Weeks Ended
	February 3, 2001			January 29, 2000			January 30, 1999

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(millions)

Federal	$391	$(149)	$242	$458	$(4)	$454	$405	$(19)	$386

State and local	95	(40)	55	98	(1)	97	96	(4)	92

	$486	$(189)	$297	$556	$(5)	$551	$501	$(23)	$478

      The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000 and January 30, 1999 to income before income taxes and extraordinary item. The reasons for this difference and their tax effects are as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(millions)

Expected tax	$40	$471	$407

State and local income taxes, net of federal income tax benefit	35	63	60

Permanent difference arising from the write-off and amortization of intangible assets	223	14	9

Other	(1)	3	2

	$297	$551	$478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 3,	January 29,
	2001	2000

	(millions)

Deferred tax assets:

Operating loss carryforwards	$46	$76

Accrued liabilities accounted for on a cash basis for tax purposes	177	187

Allowance for doubtful accounts	315	178

Postretirement benefits other than pensions	145	155

Capitalized lease debt	24	27

Other	166	104

Total gross deferred tax assets	873	727

Deferred tax liabilities:

Excess of book basis over tax basis of property and equipment	(1,302)	(1,408)

Deductible intangibles	(169)	(210)

Merchandise inventories	(123)	(112)

Prepaid pension expense	(72)	(71)

Other	(306)	(198)

Total gross deferred tax liabilities	(1,972)	(1,999)

Net deferred tax liability	$(1,099)	$(1,272)

      During the year ended February 3, 2001, the Company recorded an additional $94 million of tax benefits related to an acquired enterprise’s net operating loss carryforwards (“NOLs”) and reduced goodwill accordingly. As of February 3, 2001, the Company had NOLs of approximately $132 million which are available through 2009.

12.  Retirement Plans

      The Company has defined benefit plans (“Pension Plans”) and defined contribution plans (“Savings Plans”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has defined benefit supplementary retirement plans which include benefits, for certain employees, in excess of qualified plan limitations. For the 53 weeks ended February 3, 2001, the 52 weeks ended January 29, 2000 and the 52 weeks ended January 30, 1999, net retirement expense for these plans totaled $38 million, $53 million and $30 million, respectively.

      Measurement of plan assets and obligations for the Pension Plans and the defined benefit supplementary retirement plans are calculated as of December 31 of each year. The discount rates used to determine the actuarial present value of projected benefit obligations under such plans were 7.50% as of December 31, 2000 and 7.75% as of December 31, 1999. The assumed weighted average rate of increase in future compensation levels under such plans was 5.0% as of December 31, 2000 and December 31, 1999. The long-term rate of return on assets (Pension Plans only) was 9.75% as of December 31, 2000 and December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pension Plans

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plans as of December 31, 2000 and 1999:

	2000	1999

	(millions)
Change in projected benefit obligation

Projected benefit obligation, beginning of year	$1,345	$1,460

Service cost	37	38

Interest cost	102	95

Acquisition	–	52

Actuarial (gain) loss	74	(164)

Benefits paid	(132)	(136)

Projected benefit obligation, end of year	$1,426	$1,345
Changes in plan assets (primarily stocks, bonds and U.S. government securities)

Fair value of plan assets, beginning of year	$1,863	$1,664

Employer contributions	2	–

Actual return on plan assets	(10)	288

Acquisition	–	47

Benefits paid	(132)	(136)

Fair value of plan assets, end of year	$1,723	$1,863

Funded status	$297	$518

Unrecognized net gain	(96)	(337)

Unrecognized prior service cost	2	2

Prepaid benefit cost	$203	$183

Amounts recognized in the statement of financial position

Prepaid pension expense	$211	$192

Accrued benefit cost	(8)	(9)

Net amount recognized	$203	$183

      Net pension income for the Company’s Pension Plans included the following actuarially determined components:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(millions)

Service cost	$37	$38	$29

Interest cost	102	95	97

Expected return on assets	(156)	(146)	(137)

Amortization of prior service cost	–	1	1

Cost of special termination benefits	–	3	–

	$(17)	$(9)	$(10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      In connection with a program to modify certain health care benefits for future retirees at one division, the Company incurred $3 million during the 52 weeks ended January 29, 2000 of special termination benefits to eligible employees who elected to retire within a specified time period.

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plans.

      The Company’s policy is to fund the Pension Plans at or above the minimum required by law. For the 2000 plan year, no funding contribution was required, however, a $1 million funding contribution was made. For the 1999 plan year, a $1 million funding contribution was required and made. Plan assets are held by independent trustees.

Supplementary Retirement Plans

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plans as of December 31, 2000 and 1999:

	2000	1999

	(millions)
Change in projected benefit obligation

Projected benefit obligation, beginning of year	$117	$132

Service cost	4	4

Interest cost	10	9

Acquisition	–	1

Actuarial (gain) loss	15	(22)

Plan amendments	1	–

Benefits paid	(8)	(7)

Projected benefit obligation, end of year	$139	$117

Change in plan assets

Fair value of plan assets, beginning of year	$–	$–

Company contributions	8	7

Benefits paid	(8)	(7)

Fair value of plan assets, end of year	$–	$–

Funded status	$(139)	$(117)

Unrecognized net loss	36	24

Unrecognized prior service cost	4	4

Accrued benefit cost	$(99)	$(89)

Amounts recognized in the statement of financial position

Accrued benefit cost	$(107)	$(91)

Intangible asset	4	2

Accumulated other comprehensive income	4	–

Net amount recognized	$(99)	$(89)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The accumulated benefit obligation for the supplementary retirement plans was $106 million and $91 million as of December 31, 2000 and December 31, 1999, respectively.

      Net pension costs for the supplementary retirement plans included the following actuarially determined components:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(millions)

Service cost	$4	$4	$4

Interest cost	10	9	8

Amortization of prior service cost	1	1	1

Recognition of net actuarial loss	2	4	3

	$17	$18	$16

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

Savings Plans

      Certain savings plans include voluntary savings features which are eligible for employer matching contributions and others are subject to discretionary profit sharing contributions. Expense for the Savings Plans amounted to $38 million for the 53 weeks ended February 3, 2001, $44 million for the 52 weeks ended January 29, 2000 and $24 million for the 52 weeks ended January 30, 1999.

Deferred Compensation Plan

      The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number it estimates will be needed for distribution on account of stock credits currently outstanding. At February 3, 2001 and January 29, 2000, the liability under the plan, which is reflected in other liabilities, was $31 million and $26 million, respectively. Expense for the 53 weeks ended February 3, 2001, the 52 weeks ended January 29, 2000 and the 52 weeks ended January 30, 1999, was immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the postretirement obligations as of December 31, 2000 and 1999:

	2000	1999

	(millions)
Change in accumulated postretirement benefit obligation

Accumulated postretirement benefit obligation, beginning of year	$270	$332

Service cost	1	1

Interest cost	20	20

Plan amendments	–	(24)

Actuarial (gain) loss	10	(33)

Benefits paid	(30)	(26)

Accumulated postretirement benefit obligation, end of year	$271	$270

Change in plan assets

Fair value of plan assets, beginning of year	$–	$–

Company contributions	30	26

Benefits paid	(30)	(26)

Fair value of plan assets, end of year	$–	$–

Funded status	$(271)	$(270)

Unrecognized net gain	(56)	(76)

Unrecognized prior service cost	(35)	(42)

Accrued benefit cost	$(362)	$(388)

      Net post retirement benefit expense included the following actuarially determined components:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(millions)

Service cost	$1	$1	$2

Interest cost	20	20	23

Amortization of prior service cost	(7)	(7)	(5)

Recognition of net actuarial gain	(9)	(8)	(9)

Reduction for special termination benefits	–	(4)	–

	$5	$2	$11

      The discount rate used in determining the actuarial present value of unfunded postretirement benefit obligations was 7.50% as of December 31, 2000 and 7.75% as of December 31, 1999.

      The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs. For purposes of determining the present values of unfunded postretirement benefit obligations, the annual growth rate in the per capita cost of various components of such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

medical benefit obligations was assumed to range from 5.5% to 8.0% in the first year, and to decrease gradually for each such component to range from 4.5% to 5.5% by 2003 and to remain at those levels thereafter. The foregoing growth-rate assumption has a significant effect on such determination. To illustrate, increasing such assumed growth rates by one percentage point would increase the present value of unfunded postretirement benefit obligation as of December 31, 2000 by $9 million and the net periodic postretirement benefit expense for 2000 by $1 million. Alternatively, decreasing such assumed growth rates by one percentage point would decrease the present value of unfunded postretirement benefit obligations as of December 31, 2000 by $8 million and the net periodic postretirement benefit expense for 2000 by $1 million.

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

      Stock option transactions are as follows:

	53 Weeks Ended		52 Weeks Ended		52 Weeks Ended
	February 3, 2001		January 29, 2000		January 30, 1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

	(shares in thousands)

Outstanding, beginning of year	17,307.1	$38.95	13,660.8	$36.72	10,825.3	$28.78

Granted	8,248.3	30.08	5,775.0	41.13	4,592.2	52.49

Canceled	(1,055.4)	40.36	(658.8)	40.33	(677.5)	35.54

Exercised	(417.2)	25.97	(1,469.9)	26.10	(1,079.2)	24.96

Outstanding, end of year	24,082.8	$36.08	17,307.1	$38.95	13,660.8	$36.72

Exercisable, end of year	9,040.5	$34.92	5,800.3	$31.33	4,590.8	$25.34

Weighted average fair value of options granted during the year		$14.33		$17.54		$20.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following summarizes information about stock options which remain outstanding as of February 3, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercisable	Number	Exercise
Exercise Price	Outstanding	Contractual Life	Price	Exercisable	Price

	(thousands)			(thousands)

$11.63–25.00	2,255.8	3.3 years	$21.13	2,255.8	$21.13

25.01–40.00	15,393.0	8.0 years	32.59	4,472.3	34.36

40.01–79.44	6,434.0	7.6 years	49.67	2,312.4	49.45

      As of February 3, 2001, 11.6 million shares of Common Stock were available for additional grants pursuant to the Company’s equity plan, of which 339,600 shares were available for grant in the form of restricted stock. During the 53 weeks ended February 3, 2001, 122,700 shares of Common Stock were granted in the form of restricted stock at a market value of $39.81 vesting ratably over a four-year period. During the 52 weeks ended January 29, 2000, 212,600 shares of Common Stock were granted in the form of restricted stock at market values ranging from $39.25 to $46.75 vesting ratably over a four-year period. No shares of Common Stock were granted in the form of restricted stock during the 52 weeks ended January 30, 1999. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plan.

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for compensation cost under its equity plan. Had compensation cost for the Company’s equity plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” for options granted subsequent to January 28, 1995, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

		53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
		February 3, 2001	January 29, 2000	January 30, 1999

		(millions, except per share data)

Net income (loss)	As Reported	$(184)	$795	$662

	Pro forma	(226)	758	637

Basic earnings (loss) per share	As Reported	(.90)	3.78	3.16

	Pro forma	(1.11)	3.60	3.04

Diluted earnings (loss) per share	As Reported	(.90)	3.62	2.96

	Pro forma	(1.11)	3.45	2.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

Dividend yield	–	–	–

Expected volatility	37.0%	32.5%	30.6%

Risk-free interest rate	6.3%	5.4%	5.7%

Expected life	6 years	6 years	6 years

15.  Shareholders’ Equity

      The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share, with 254.4 million shares of Common Stock issued and 197.6 million shares of Common Stock outstanding at February 3, 2001 and 252.9 million shares of Common Stock issued and 213.5 million shares of Common Stock outstanding at January 29, 2000 (with shares held in the Company’s treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

      The Company purchased 17.6 million shares of its Common Stock in 2000 at a cost of approximately $600 million and 5.6 million shares of its Common Stock in 1999 at an approximate cost of $267 million, under its stock repurchase program. On August 25, 2000, the Board of Directors approved a $500 million increase to the current stock repurchase program increasing the authorization to $1,000 million. As of February 3, 2001, the Company had approximately $400 million of the $1,000 million authorization remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

      In 2000, the Company issued 1.0 million shares of its Common Stock upon the exercise of the Company’s Series B Warrants. In 1999, the Company issued a 9.0 million shares of its Common Stock upon the exercise of the Company’s Series C Warrants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

      Changes in the number of shares held in the treasury are as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(thousands)

Balance, beginning of year	9,439.9	3,819.4	159.3

Additions:

Repurchase program	17,573.3	5,631.7	12,810.1

Restricted stock	42.7	5.8	51.6

Deferred compensation plans	9.1	4.1	4.1

Distributions:

Stock plans	(329.7)	(21.1)	–

Issued in conversion of subordinated notes	–	–	(9,205.7)

Balance, end of year	26,735.3	9,439.9	3,819.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Additions to treasury stock for restricted stock and the deferred compensation plans represent shares accepted in lieu of cash to cover employee tax liabilities upon lapse of restrictions for restricted stock and upon distribution of Common Stock under the deferred compensation plans.

      Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding. Changes in the number of shares held in the trust are as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(thousands)

Balance, beginning of year	483.8	434.5	378.7

Additions	96.2	63.6	80.0

Distributions	(25.9)	(14.3)	(24.2)

Balance, end of year	554.1	483.8	434.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

      The estimated fair values of certain financial instruments of the Company are as follows:

	February 3, 2001			January 29, 2000

	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

	(millions)

Long-term debt	$4,326	$4,326	$4,328	$4,534	$4,534	$4,361

Interest rate cap agreements	632	1	1	1,201	–	–

Interest rate swap agreements	–	–	–	777	6	(16)

      The interest rate cap agreements are used, in effect, to hedge interest rate risk related to a portion of the variable rate indebtedness under the Company’s Receivables Backed Financings. These interest rate cap agreements are recorded at cost and are amortized on a straight-line basis over the life of the cap.

      The interest rate swap agreements were used, in effect, to hedge interest rate risk related to a portion of the debt outstanding under the Company’s Receivables Backed Financings.

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

17.  Segment Data

      The Company conducts its business through two segments, department stores and direct-to-customer. The department store segment sells a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods. The direct-to-customer segment (Fingerhut, Bloomingdale’s By Mail, bloomingdales.com, Macy’s By Mail, macys.com and certain other direct marketing activities) sells a broad range of products and services directly to consumers via catalogs, direct marketing and the Internet. “Corporate and other” consists of the assets and liabilities, and related income or expense, associated with the corporate office and certain items managed on a company-wide basis (e.g., intangibles, financial instruments, investments, income taxes, retirement benefits and properties held for sale or disposition).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The financial information for each segment is reported on the basis used internally by the Company to evaluate performance and allocate resources. Operating segment results for the 52 weeks ended January 30, 1999, have not been restated to conform to the current presentation as it is not practicable to do so.

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(millions)

Net sales:

Department Stores	$16,467	$15,850	$15,365

Direct-to-Customer	1,940	1,866	–

	$18,407	$17,716	$15,365

Operating income:

Department Stores	$1,950	$1,871	$1,589

Direct-to-Customer	(392)	51	–

Corporate and other	(1,008)	(221)	(134)

	$550	$1,701	$1,455

      For the 53 weeks ended February 3, 2001, the operating income for the Department Store segment includes asset write-downs related to the closure of the Stern’s department store division and the planned disposition of certain of its properties totaling $54 million. For the 53 weeks ended February 3, 2001, the operating loss for the Direct-to-customer segment includes the write-down of Fingerhut fixed assets totaling $18 million and other restructuring charges totaling $86 million, consisting of severance costs, facility closing costs and asset write-downs related to the downsizing of Fingerhut operations totaling $51 million and $35 million of inventory valuation adjustments related to the Fingerhut restructuring. For the 53 weeks ended February 3, 2001, the operating loss for the Corporate and other segment includes the write-down of intangible assets related to the Fingerhut acquisition totaling $673 million and the write down of certain Fingerhut Internet-related and other venture capital investments totaling $131 million (see Note 3).

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2001	January 29, 2000	January 30, 1999

	(millions)

Depreciation and amortization expense:

Department Stores	$606	$619	$592

Direct-to-Customer	44	33	–

Corporate and other	83	86	32

	$733	$738	$624

Capital expenditures (purchase of property

and equipment):

Department Stores	$699	$738	$691

Direct-to-Customer	38	29	–

Corporate and other	5	3	4

	$742	$770	$695

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	February 3,	January 29,
	2001	2000

	(millions)

Total assets:

Department Stores	$12,989	$12,553

Direct-to-Customer	2,405	2,736

Corporate and other	1,618	2,403

	$17,012	$17,692

18.  Earnings (Loss) Per Share

      The reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share based on income (loss) before extraordinary item is as follows:

	53 Weeks Ended			52 Weeks Ended			52 Weeks Ended
	February 3, 2001			January 29, 2000			January 30, 1999

	Loss		Shares	Income		Shares	Income		Shares

	(millions, except per share data)

Income (loss) before extraordinary item and average number of shares outstanding	$(184)		204.3	$795		210.0	$685		209.1

Shares to be issued under deferred compensation plans			.5			.4			.4

	$(184)		204.8	$795		210.4	$685		209.5

Basic earnings (loss) per share		$(.90)			$3.78			$3.27

Effect of dilutive securities:

Warrants						6.9			7.4

Stock options						2.3			2.2

Convertible notes							7		6.8

	$(184)		204.8	$795		219.6	$692		225.9

Diluted earnings (loss) per share		$(.90)			$3.62			$3.06

      For 2000, warrants and stock options to purchase 33.5 million shares of common stock at prices ranging from $11.63 to $79.44 per share were outstanding at February 3, 2001, but were not included in the computation of diluted earnings per share because, as a result of the Company’s net loss during this period, their inclusion would have been antidilutive.

      In addition to the warrants and stock options reflected in the foregoing table, warrants and stock options to purchase 4.7 million shares of common stock at prices ranging from $41.50 to $79.44 per share were outstanding at January 29, 2000 and January 30, 1999, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

19.  Quarterly Results (unaudited)

      Unaudited quarterly results for the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000, were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

		(millions, except per share data)

53 Weeks Ended February 3, 2001:

Net sales	$4,032	$4,065	$4,195	$6,115

Operating income (loss)	253	220	(591)	668

Net income (loss)	89	63	(668)	332

Basic earnings (loss) per share	.42	.31	(3.32)	1.67

Diluted earnings (loss) per share	.41	.30	(3.32)	1.65

52 Weeks Ended January 29, 2000:

Net sales	$3,600	$4,006	$4,137	$5,973

Operating income	225	318	302	856

Net income	87	137	123	448

Basic earnings per share	.42	.65	.59	2.11

Diluted earnings per share	.40	.61	.56	2.04