Form 10-Q
period 2001-05-05
FEDERATED DEPARTMENT STORES INC /DE/
filed 2001-06-19
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended
May 5, 2001.





                FEDERATED DEPARTMENT STORES, INC.
                       7 West Seventh St.
                     Cincinnati, Ohio 45202
                         (513) 579-7000
                               and
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

194,892,944 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of June 2, 2001.




                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

              (MILLIONS, EXCEPT PER SHARE FIGURES)


                                     13 Weeks Ended            13 Weeks Ended
                                      May 5, 2001              April 29, 2000

Net Sales                               $ 3,822                    $ 4,032

Cost of sales:

   Recurring                              2,287                      2,395

   Inventory valuation adjustments
     related to Stern's closure              19                          -

Total cost of sales                       2,306                      2,395

Selling, general and
  administrative expenses                 1,292                      1,384

Restructuring charges                        27                          -

Operating Income                            197                        253

Interest expense                           (101)                      (100)

Interest income                               4                          1

Income Before Income Taxes                  100                        154

Federal, state and local income
  tax expense                               (42)                       (65)

Net Income                              $    58                    $    89

Basic earnings per share                $   .30                    $   .42

Diluted earnings per share              $   .29                    $   .41


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                           (MILLIONS)


                                   May 5,      February 3,     April 29,
                                    2001          2001           2000
ASSETS:
 Current Assets:
  Cash                            $   519       $   322         $   249
  Accounts receivable               3,656         4,072           4,031
  Merchandise inventories           4,050         3,812           3,869
  Supplies and prepaid expenses       196           200             217
  Deferred income tax assets          290           294             176
   Total Current Assets             8,711         8,700           8,542

 Property and Equipment - net       6,710         6,830           6,741
 Intangible Assets - net              884           896           1,720
 Other Assets                         618           586             652

   Total Assets                   $16,923       $17,012         $17,655

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                 $ 1,399       $ 1,722         $ 1,352
  Accounts payable and
    accrued liabilities             2,946         2,903           3,006
  Income taxes                        104           244              83
   Total Current Liabilities        4,449         4,869           4,441

 Long-Term Debt                     4,792         4,374           4,757
 Deferred Income Taxes              1,359         1,393           1,448
 Other Liabilities                    558           554             548
 Shareholders' Equity               5,765         5,822           6,461

   Total Liabilities and
     Shareholders' Equity         $16,923       $17,012         $17,655


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.





                FEDERATED DEPARTMENT STORES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWs
                           (UNSUDITED)

                           (MILLIONS)

                                        13 Weeks Ended      13 Weeks Ended
                                          May 5, 2001       April 29, 2000
Cash flows from operating activities:
 Net income                                $      58           $      89
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                 170                 161
   Amortization of intangible assets              12                  21
   Amortization of financing costs                 1                   2
Amortization of unearned restricted stock          1                   3
   Restructuring charges                          46                   -
   Changes in assets and liabilities:
      Decrease in accounts receivable            418                 284
      Increase in merchandise inventories       (237)               (277)
      Decrease in supplies and
       prepaid expenses                            4                  13
      Increase in other assets not
       separately identified                      (4)                (13)
      Decrease in accounts payable and
       accrued liabilities not
       separately identified                     (58)                (78)
      Decrease in current income taxes          (140)               (142)
      Increase (decrease) in deferred
       income taxes                              (29)                  1
      Increase (decrease) in other
       liabilities not separately
       identified                                  1                  (6)
        Net cash provided by operating
         activities                              243                  58

Cash flows from investing activities:
 Purchase of property and equipment              (53)                (69)
 Capitalized software                            (28)                (15)
 Investments in companies                          -                 (35)
 Disposition of property and equipment             -                   -
        Net cash used by investing
         activities                              (81)               (119)

Cash flows from financing activities:
 Debt issued                                     500                 237
 Financing costs                                  (7)                  -
 Debt repaid                                    (402)                 (1)
 Increase in outstanding checks                   60                  36
 Acquisition of treasury stock                  (147)               (218)
 Issuance of common stock                         31                  38
        Net cash provided by financing
         activities                               35                  92


 Net increase in cash                            197                  31
 Cash at beginning of period                     322                 218

 Cash at end of period                     $     519           $     249


 Supplemental cash flow information:
  Interest paid                            $     112           $     108
  Interest received                                2                   1
  Income taxes paid
   (net of refunds received)                     205                 210



The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.






                FEDERATED DEPARTMENT STORES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2000 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2000 10-K.

  Substantially all department store merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is generally lower than market.
  Fingerhut merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

  Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 5, 2001 and April 29, 2000 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 weeks ended May 5, 2001 and April 29, 2000, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes the accounting and financial reporting requirements for derivative instruments. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.   RESTRUCTURING CHARGES

  The Company recorded $46 million of restructuring charges during the first quarter of 2001 related to the closure of the Stern's department store division, including $19 million of inventory valuation adjustments as a part of cost of sales. The remaining $27 million of restructuring charges includes $8 million of duplicate central office costs, $8 million of severance costs and $4 million of advertising costs. Of the $8 million of severance costs incurred, covering approximately 300 employees, $5 million had been paid to employees and $3 million was accrued as of May 5, 2001.

  With respect to the Fingerhut restructuring initiated in 2000 and the $10 million of severance costs which had been accrued at February 3, 2001, $5 million was paid to employees during the first quarter of 2001 and $5 million remains accrued as of May 5, 2001.




                FEDERATED DEPARTMENT STORES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)



3.   ACCOUNTS RECEIVABLE

  Accounts receivable consists of $1,408 million of Fingerhut accounts receivable, net of $531 million of allowance for doubtful accounts and $2,248 million of other Federated accounts receivable, net of $70 million of allowance for doubtful accounts as of May 5, 2001; $1,637 million of Fingerhut accounts receivable, net of $584 million of allowance for doubtful accounts and $2,435 million of other Federated accounts receivable, net of $71 million of allowance for doubtful accounts as of February 3, 2001; and $1,879 million of Fingerhut accounts receivable, net of $327 million of allowance for doubtful accounts and $2,152 million of other Federated accounts receivable, net of $57 million of allowance for doubtful accounts as of April 29, 2000.

4.   SEGMENT DATA

  The Company conducts its business through two segments, department stores and Fingerhut. The department store segment, through store locations and related mail catalog and electronic commerce businesses, sells a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods. Fingerhut sells a broad range of products and services directly to consumers via catalogs, direct marketing and the Internet. "Corporate and other" consists of the income or expense associated with the corporate office and certain items managed on a company-wide basis (e.g., intangibles, financial instruments, investments, retirement benefits and properties held for sale or disposition).

  The financial information for each segment is reported on the basis used internally by the Company to evaluate performance
  and allocate resources.   At the beginning of Fiscal 2001, the
  Company reorganized its business segments for making operating decisions and assessing performance. Certain reclassifications were made to prior period amounts to conform with the classifications of such amounts for the most recent period.






                FEDERATED DEPARTMENT STORES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)



                                            13 Weeks  Ended
                                         May 5,          April 29,
                                          2001            2000
                                               (millions)
  Net Sales
  Department Stores                     $3,556             $3,573
  Fingerhut                                266                459

  Total                                 $3,822             $4,032

  Operating income
  Department Stores                     $  211             $  288
  Fingerhut                                 30                 (3)
  Corporate and other                      (44)               (32)

  Total                                 $  197             $  253


  For the 13 weeks ended May 5, 2001, the operating income for the department store segment includes costs and expenses associated with the closure of the Stern's department store division (see Note 2).


  Depreciation and amortization expense
  Department Stores                     $  160             $  151
  Fingerhut                                  9                 10
  Corporate and other                       14                 24

  Total                                 $  183             $  185








                FEDERATED DEPARTMENT STORES, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)



5.   EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share:


                                                   13 Weeks Ended
                                          May 5, 2001          April 29, 2000
(millions, except per share data)     Income       Shares   Income       Shares
  Net income and average number of
   shares outstanding                  $ 58         197.5    $ 89         212.3
    Shares to be issued under
     deferred compensation plans          -            .5       -            .5
                                       $ 58         198.0    $ 89         212.8
        Basic earnings per share             $ .30                 $ .42

   Effect of dilutive securities:
     Warrants                             -           2.9       -           1.9
      Stock options                       -           3.2       -           1.6


                                       $ 58         204.1    $ 89         216.3
     Diluted earnings per share              $ .29                 $ .41


  In addition to the warrants and stock options reflected in the foregoing table, stock options to purchase 4.6 million and 9.6 million shares of common stock at prices ranging from $38.06 to $79.44 per share were outstanding at May 5, 2001 and April 29, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.






                FEDERATED DEPARTMENT STORES, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  For purposes of the following discussion, all references to "first quarter of 2001" and "first quarter of 2000" are to the Company's 13-week fiscal periods ended May 5, 2001 and April
  29, 2000, respectively.

  RESULTS OF OPERATIONS

  COMPARISON OF THE 13 WEEKS ENDED MAY 5, 2001 AND APRIL 29, 2000

  Net sales for the first quarter of 2001 totaled $3,822 million, compared to net sales of $4,032 million for the first quarter of 2000, a decrease of 5.2%, in part reflecting the strategic downsizing of Fingerhut. Net sales for department stores for the first quarter of 2001 were $3,556 million, compared to net sales of $3,573 million for the first quarter of 2000, a decrease of 0.5%. On a comparable store basis (sales from stores in operation throughout the first quarter of 2000 and the first quarter of 2001), net sales for department stores for the first quarter of 2001 decreased 1.5% compared to the first quarter of 2000. Net sales for Fingerhut totaled $266 million for the first quarter of 2001 compared to $459 million for the first quarter of 2000, reflecting the strategic downsizing of that business.

  On June 7, 2001, the Company reported that May department store sales were down 3.3%, on a comparable store basis, compared to the same period last year. The Company believes that, unless the department store sales trend improves, it is likely that earnings for the second quarter will fall below expectations. The Company still hopes to attain its projected earnings of $4.00 to $4.25 a share for fiscal 2001, although it may be difficult to achieve unless there is sales improvement.

  Cost of sales was 60.3% of net sales for the first quarter of 2001, compared to 59.4% for the first quarter of 2000. Cost of sales as a percent of net sales for department stores, excluding the $19 million Sterns restructuring charges, was 60.7% in the first quarter of 2001, an increase of 0.5 percentage points compared to the same period a year ago, reflecting higher markdowns taken in the first quarter of 2001 which enabled the Company to keep inventories both current and at appropriate levels. Cost of sales as a percent of net sales for Fingerhut was 48.6% in the first quarter of 2001, a decrease of 4.3 percentage points, primarily due to a shift in the sales mix to higher margin product categories. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

  Selling, general and administrative ("SG&A") expenses were 33.8% of net sales for the first quarter of 2001 compared to 34.3% for the first quarter of 2000. Department store SG&A expenses increased 0.5 percentage points to 32.2% as a percent of department store net sales in the first quarter of 2001, reflecting slightly higher operating expenses on the decreased sales level. Fingerhut's SG&A expenses as a percent of net sales were 40.2%, a decrease of 7.6 percentage points, primarily as a result of lower bad debt expenses and higher finance charge income in the first quarter of 2001 compared to the first quarter of 2000.

  The Company recorded $46 million of restructuring costs during the first quarter of 2001 related to the closure of the Stern's department store division, including $19 million of inventory valuation adjustments as a part of cost of sales. The remaining $27 million of restructuring costs includes $8 million of duplicate central office costs, $8 million of severance costs and $4 million of advertising costs. As previously communicated, the Company anticipates incurring approximately $30-$50 million of additional restructuring charges related to the closure of Stern's during the remainder of 2001.

  Net interest expense was $97 million for the first quarter of 2001, compared to $99 million for the first quarter of 2000.

  The Company's effective income tax rate of 41.8% for the first quarter of 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

  Net cash provided by operating activities in the first quarter of 2001 was $243 million, compared to the $58 million provided in the first quarter of 2000, reflecting a greater decrease in accounts receivable due to the strategic downsizing of the Fingerhut business.

  Net cash used by investing activities was $81 million for the first quarter of 2001. Investing activities for the first quarter of 2001 included purchases of property and equipment totaling $53 million and capitalized software of $28 million. The Company plans to open 9 new department stores, 3 new furniture galleries and 2 new bedding stores during the remainder of 2001.

  Net cash provided to the Company by all financing activities was $35 million for the first quarter of 2001. During the first quarter of 2001, the Company issued $500 million of 6.625% Senior Notes due 2011. The Company repaid $402 million of borrowings during the first quarter of 2001, consisting principally of $290 million of net short-term borrowings and $110 million of 10% Senior Notes. The Company purchased 3.4 million shares of its Common Stock under its stock repurchase program during the first quarter of 2001 at an approximate cost of $140 million. On May 18, 2001, the Board of Directors approved a $500 million increase to the current stock repurchase program increasing the authorization to $1,500 million. As of May 5, 2001, including the effect of the May 18, 2001 authorization, the Company had approximately $750 million of the $1,500 million stock repurchase program remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of the Company's stockholders was held on May 18, 2001. The Company's stockholders voted on the following items at such meeting:

     i. The stockholders approved the election of four Directors for a three-year term expiring at the 2004 Annual Meeting of the Company's stockholders. The votes for such elections were as follows: Sara Levinson - 130,813,501 votes in favor and 42,715,707 votes withheld; Joseph Neubauer - 130,811,728 votes in favor and 42,717,480 votes withheld; Joseph A. Pichler
          - 130,815,878 votes in favor and 42,713,330 votes
          withheld; and Karl M. von der Heyden - 130,816,318 votes in favor and 42,712,890 votes withheld. There were no broker non-votes on this item.

     ii. The stockholders ratified the employment of KPMG LLP as the Company's independent accountants for the fiscal year ending February 2, 2002. The votes for the ratification were 170,478,162, the votes against the ratification were 1,942,374, the votes abstained were 1,109,122, and there were no broker non-votes.

     iii. The stockholders approved a stockholder's proposal seeking the adoption of a system for the annual election of directors. The votes for the proposal were 103,783,592, the votes against the proposal were 42,363,283, the votes abstained were 13,573,954, and there were 13,808,379 broker non-votes.



                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


ITEM 5. OTHER INFORMATION

          This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including
          (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions,
          (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, and (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; and competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.





                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          4.1 Fifth Supplemental Trust Indenture dated as of March 27, 2001, by and among the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on March 26, 2001).


     (b)  Reports on Form 8-K

          1. Current Report on Form 8-K filed on March 22, 2001 reporting matters under Item 5 and Item 7 thereof.

          2. Current Report on Form 8-K filed on March 26, 2001 reporting matters under Item 5 and Item 7 thereof.





                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                        FEDERATED DEPARTMENT STORES, INC.



Date  June 19, 2001                     /s/ Dennis J. Broderick
                                            Dennis J. Broderick
                                        Senior Vice President, General
                                             Counsel and Secretary




                                        /s/ Joel A. Belsky
                                            Joel A. Belsky
                                        Vice President and Controller
                                        (Principal Accounting Officer)