Form 10-Q
period 2001-08-04
FEDERATED DEPARTMENT STORES INC /DE/
filed 2001-09-18
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q




Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal quarter ended
August 4, 2001.




                FEDERATED DEPARTMENT STORES, INC.
                       7 West Seventh St.
                     Cincinnati, Ohio 45202
                         (513) 579-7000
                               and
                      151 West 34th Street
                    New York, New York 10001
                         (212) 494-1602





   Delaware                    1-13536                 13-3324058
   State of              (Commission File No.)      (I.R.S. Employer
of Incorporation)                                 Identification Number)



The Registrant has filed all reports required to  be filed by
Section 12, 13 or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

192,676,172 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of September 1, 2001.



                 PART I -- FINANCIAL INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

               Consolidated Statements of  Income
                           (Unaudited)

              (millions, except per share figures)

                                    13 Weeks Ended          26 Weeks Ended
                                 August 4,    July 29,   August 4,    July 29,
                                   2001         2000       2001         2000

Net Sales                         $3,732       $4,065     $7,554       $8,097

Cost of sales:

 Recurring                         2,251        2,379      4,538        4,774

 Inventory valuation adjustments
  related to Stern's closure           7            -         26            -

Total cost of sales                2,258        2,379      4,564        4,774

Selling, general and
  administrative expenses          1,235        1,466      2,527        2,850

Restructuring charges                 28            -         55            -

Operating Income                     211          220        408          473

Interest expense                    (101)        (110)      (202)        (210)

Interest income                        1            2          5            3

Income Before Income Taxes           111          112        211          266

Federal, state and local income
  tax expense                         (1)         (49)       (43)        (114)

Net Income                        $  110       $   63     $  168       $  152


Basic earnings per share          $  .56       $  .31     $  .85       $  .73

Diluted earnings per share        $  .55       $  .30     $  .83       $  .72


The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.



                FEDERATED DEPARTMENT STORES, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

                           (millions)


                                          August 4,    February 3,    July 29,
                                            2001          2001          2000
ASSETS:
 Current Assets:
  Cash                                     $   330      $   322       $   296
  Accounts receivable                        3,427        4,072         3,818
  Merchandise inventories                    3,994        3,812         3,932
  Supplies and prepaid expenses                221          200           231
  Deferred income tax assets                   310          294           183
   Total Current Assets                      8,282        8,700         8,460

 Property and Equipment - net                6,735        6,830         6,757
 Intangible Assets - net                       942          896         1,703
 Other Assets                                  659          586           655

   Total Assets                            $16,618      $17,012       $17,575

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
  Short-term debt                          $   801      $ 1,722       $ 1,714
  Accounts payable and accrued liabilities   2,903        2,903         2,992
  Income taxes                                 116          244            97
   Total Current Liabilities                 3,820        4,869         4,803

 Long-Term Debt                              5,163        4,374         4,452
 Deferred Income Taxes                       1,306        1,393         1,458
 Other Liabilities                             559          554           548
 Shareholders' Equity                        5,770        5,822         6,314

   Total Liabilities and Shareholders'
    Equity                                 $16,618      $17,012       $17,575



The accompanying notes are an integral part of these unaudited
Consolidated Financial Statements.







                FEDERATED DEPARTMENT STORES, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                           (millions)

                                             26 Weeks Ended   26 Weeks Ended
                                             August 4, 2001   July 29, 2000
Cash flows from operating activities:
 Net income                                       $  168          $  152
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                     337             322
   Amortization of intangible assets                  25              42
   Amortization of financing costs                     3               4
   Amortization of unearned restricted stock           2               3
   Restructuring charges                              81               -
   Changes in assets and liabilities:
      Decrease in accounts receivable                673             499
      Increase in merchandise inventories           (124)           (340)
      Increase in supplies and prepaid expenses      (19)             (1)
      Decrease in other assets not separately
       identified                                    (25)            (32)
      Decrease in accounts payable and accrued
       liabilities not separately identified        (152)            (74)
      Decrease in current income taxes              (128)           (126)
      Increase (decrease) in deferred income taxes   (68)              1
      Increase (decrease) in other liabilities not
       separately identified                           3              (6)
       Net cash provided by operating activities     776             444

Cash flows from investing activities:
 Purchase of property and equipment                 (222)           (251)
 Acquisition of Liberty House, Inc.,
  net of cash acquired                              (173)              -
 Capitalized software                                (45)            (37)
 Investments in companies                              -             (31)
 Disposition of property and equipment                27              53
       Net cash used by investing activities        (413)           (266)

Cash flows from financing activities:
 Debt issued                                         500             350
 Financing costs                                     (10)             (3)
 Debt repaid                                        (662)            (57)
 Increase in outstanding checks                       39               2
 Acquisition of treasury stock                      (270)           (431)
 Issuance of common stock                             48              39
       Net cash used by financing activities        (355)           (100)

 Net increase in cash                                  8              78
 Cash at beginning of period                         322             218

 Cash at end of period                            $  330          $  296


 Supplemental cash flow information:
  Interest paid                                   $  200          $  196
  Interest received                                    5               3
  Income taxes paid (net of refunds received)        219             242
  Schedule of non cash investing and financing
   activities:
   Debt assumed in acquisition                        17               -


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

  Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 4, 2001 and July 29, 2000 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

  The Consolidated Financial Statements as of and for the 13 and 26 weeks ended August 4, 2001 and July 29, 2000, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes the accounting and financial reporting requirements for derivative instruments. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for all business combinations initiated after June 30, 2001 and for fiscal years beginning after December 15, 2001, respectively. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations with limited exceptions for transactions initiated prior to July 1, 2001 and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated lives.

  Application of the nonamortization provisions of SFAS No. 142, beginning in the first quarter of 2002, is expected to result in an increase in annual net income of approximately $27 million. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets and has not yet determined what effect, if any, the results of these tests will have on the Company's consolidated financial position or results of operations.



                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)

2.  Acquisition

  On July 9, 2001, the Company completed its acquisition of Liberty House, Inc. ("Liberty House"), a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. The total purchase price of the Liberty House acquisition was approximately $200 million, including the assumption of $17 million of borrowed indebtedness. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Liberty House have been included in the Company's results of operations from the date of acquisition and the purchase price has been allocated to Liberty House's assets and liabilities based on their estimated fair values as of that date. Based upon management's initial estimates, the amount of goodwill related to the Liberty House acquisition amounted to $68 million at August 4, 2001. Such goodwill will not be amortized, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

3.  Restructuring Charges

  The Company recorded $81 million of restructuring charges during 2001 primarily related to the closure of the Stern's department store division, including $26 million of inventory valuation adjustments as a part of cost of sales. The remaining $55 million of restructuring charges includes $15 million of costs associated with converting the Stern's stores to Macy's (including advertising, credit card issuance and promotion and other name change expenses), $10 million of costs to close and sell certain Stern's stores, $9 million of duplicate central office costs and $15 million of severance costs related to the Stern's closure. Of the $15 million of severance costs incurred, covering approximately 2,250 employees, $14 million had been paid to employees and $1 million was accrued as of August 4, 2001.

  With respect to the Fingerhut restructuring initiated in 2000 and the $10 million of severance costs which had been accrued at February 3, 2001, $7 million was paid to employees during 2001 and $3 million remains accrued as of August 4, 2001.

4.  Taxes

  In connection with the Stern's restructuring, income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company's investment in Stern's Department Stores, Inc. upon disposition.

5.  Accounts Receivable

  Accounts receivable consists of $1,274 million of Fingerhut accounts receivable, net of $483 million of allowance for doubtful accounts and $2,153 million of other Federated accounts receivable, net of $73 million of allowance for doubtful accounts as of August 4, 2001; $1,637 million of Fingerhut accounts receivable, net of $584 million of allowance for doubtful accounts and $2,435 million of other Federated accounts receivable, net of $71 million of allowance for doubtful accounts as of February 3, 2001; and $1,660 million of Fingerhut accounts receivable, net of $511 million of allowance for doubtful accounts and $2,158 million of other Federated accounts receivable, net of $57 million of allowance for doubtful accounts as of July 29, 2000.


                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)



6.  Financing - Subsequent Event

  On August 23, 2001, the Company issued $500 million of 6.625% Senior Notes due 2008. The proceeds were used to repurchase the $350 million 6.125% Term Enhanced ReMarketable Securities ("TERMS"), repay short-term borrowings and for general corporate purposes. As a result, $350 million of short-term debt was reclassified to long-term debt as of August 4, 2001. On September 4, 2001, the $350 million TERMS were repurchased and as a result, the Company will record an extraordinary item of approximately $9 million, net of the income tax benefit, in the 13-week period ending November 3, 2001.

7.  Segment Data

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





                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)


                                    13 Weeks Ended          26 Weeks Ended
                                 August 4,    July 29,   August 4,    July 29,
                                   2001         2000       2001         2000

                                                   (millions)
   Net Sales:
   Department Stores               $3,488      $3,679      $7,044      $7,252
   Fingerhut                          244         386         510         845

   Total                           $3,732      $4,065      $7,554      $8,097

   Operating income:
   Department Stores               $  232      $  413      $  443      $  701
   Fingerhut                            7        (168)         37        (171)
   Corporate and other                (28)        (25)        (72)        (57)

   Total                           $  211      $  220      $  408      $  473

   For the 13 and 26 weeks ended August 4, 2001, the operating income for the department store segment includes costs and expenses associated with the closure of the Stern's department store division (see Note 3).

   Depreciation and amortization
   expense:
   Department Stores               $  159      $  151      $  319      $  302
   Fingerhut                            7           8          16          18
   Corporate and other                 15          23          29          47

   Total                           $  181      $  182      $  364      $  367






                FEDERATED DEPARTMENT STORES, INC.

           Notes to Consolidated Financial Statements
                           (Unaudited)


8.  Earnings Per Share

  The following tables set forth the computation of basic and diluted earnings per share:


                                                 13 Weeks Ended
                                      August 4, 2001        July 29, 2000
(millions, except per share data)   Income       Shares   Income       Shares
Net income and average number
    of shares outstanding            $110         194.0    $ 63         206.1
Shares to be issued under deferred
    compensation plans                  -            .6       -            .5
                                      110         194.6      63         206.6

    Basic earnings per share               $ .56                 $ .31

Effect of dilutive securities:
  Warrants                              -           2.5       -           1.0
  Stock options                         -           2.5       -            .9
                                     $110         199.6    $ 63         208.5

    Diluted earnings per share             $ .55                 $ .30


                                                 26 Weeks Ended
                                      August 4, 2001        July 29, 2000
(millions, except per share data)   Income       Shares   Income       Shares
Net income and average number
    of shares outstanding            $168         195.7    $152         209.2
Shares to be issued under deferred
    compensation plans                  -            .6       -            .5
                                      168         196.3     152         209.7

    Basic earnings per share               $ .85                 $ .73

Effect of dilutive securities:
  Warrants                              -           2.7       -           1.5
  Stock options                         -           2.8       -           1.2

                                     $168         201.8    $152         212.4

    Diluted earnings per share             $ .83                 $ .72

  In addition to the warrants and stock options reflected in the foregoing tables, stock options to purchase 10.1 million and
  12.7 million shares of common stock, at prices ranging from $34.38 to $79.44 per share, were outstanding at August 4, 2001 and July 29, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
        of Financial Condition and Results of Operations


  For purposes of the following discussion, all references to "second quarter of 2001" and "second quarter of 2000" are to the Company's 13-week fiscal periods ended August 4, 2001 and July 29, 2000, respectively, and all references to "2001" and "2000" are to the Company's 26-week fiscal periods ended August 4, 2001 and July 29, 2000, respectively.

  Results of Operations

  Comparison of the 13 Weeks Ended August 4, 2001 and July 29, 2000

  Net sales for the second quarter of 2001 totaled $3,732 million, compared to net sales of $4,065 million for the second quarter of 2000, a decrease of 8.2%, in part reflecting the strategic downsizing of Fingerhut and the closing of Stern's. Net sales for department stores for the second quarter of 2001 were $3,488 million, compared to net sales of $3,679 million for the second quarter of 2000, a decrease of 5.2%. On a comparable store basis (sales from stores in operation throughout 2000 and 2001), net sales for department stores for the second quarter of 2001 decreased 4.8% compared to the second quarter of 2000. Net sales for Fingerhut totaled $244 million for the second quarter of 2001 compared to $386 million for the second quarter of 2000, reflecting the strategic downsizing of that business.

  On July 5, 2001, the Company lowered its fall comparable store sales projections to minus 1-2 percent and, as a result of continued weak sales in its department store segment, lowered earnings expectations for fiscal 2001 to between $3.60 and $3.90 a share, excluding restructuring charges. Subsequently, the Company noted, due to the current economic climate, that it is unlikely that the Company would deliver earnings at the higher end of that range and as such lowered the top end of the range to $3.80 a share.

  Cost of sales was 60.5% of net sales for the second quarter of 2001, compared to 58.5% for the second quarter of 2000. Cost of sales as a percent of net sales for department stores, excluding the $7 million Stern's restructuring charges, was 61.0% in the second quarter of 2001, an increase of 1.9 percentage points compared to the same period a year ago, reflecting higher markdowns taken in the second quarter of 2001 which enabled the Company to keep inventories both current and at appropriate levels. Cost of sales as a percent of net sales for Fingerhut was 50.3% in the second quarter of 2001, a decrease of 3.1 percentage points, primarily due to a shift in the 2001 sales mix to higher margin product categories. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

  Selling, general and administrative ("SG&A") expenses were 33.1% of net sales for the second quarter of 2001 compared to 36.1% for the second quarter of 2000. Department store SG&A expenses increased 1.7 percentage points to 31.4% as a percent of department store net sales in the second quarter of 2001, reflecting relatively flat operating expenses on the decreased sales level. Fingerhut's SG&A expenses as a percent of net sales were 46.9%, a decrease of 43.1 percentage points, primarily as a result of the higher bad debt expenses recorded in the second quarter of 2000.




                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  The Company recorded $35 million of restructuring charges during the second quarter of 2001 primarily related to the closure of the Stern's department store division, including $7 million of inventory valuation adjustments as a part of cost of sales. The remaining $28 million of restructuring charges includes $8 million of costs associated with converting the Stern's stores to Macy's (including advertising, credit card issuance and promotion and other name change expenses), $10 million of costs to close and sell certain Stern's stores, $1 million of duplicate central office costs and $7 million of severance related to the Stern's closure. As previously communicated, the Company anticipates incurring approximately $15 million of additional restructuring charges related to the closure of Stern's and approximately $50-$60 million of additional restructuring charges related to the Macy's West integration of Liberty House during the remainder of 2001.

  Net interest expense was $100 million for the second quarter of 2001, compared to $108 million for the second quarter of 2000, primarily due to the lower levels of borrowings.

  The Company's effective income tax rate for the second quarter of 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of a subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets. Income tax expense for the second quarter of 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company's investment in Stern's Department Stores, Inc. upon disposition.

  Comparison of the 26 Weeks Ended August 4, 2001 and July  29, 2000

  Net sales for 2001 totaled $7,554 million, compared to net sales of $8,097 million for 2000, a decrease of 6.7%, in part reflecting the strategic downsizing of Fingerhut and the closing of Stern's. Net sales for department stores for 2001 were $7,044 million, compared to net sales of $7,252 million for 2000, a decrease of 2.9%. On a comparable store basis (sales from stores in operation throughout 2000 and 2001, including Stern's stores in operation throughout the first quarter of 2000 and 2001), net sales for department stores for 2001 decreased 3.1% compared to 2000. Net sales for Fingerhut totaled $510 million for 2001 compared to $845 million for 2000, reflecting the strategic downsizing of that business.

  Cost of sales was 60.4% of net sales for 2001, compared to 59.0% for 2000. Cost of sales as a percent of net sales for department stores, excluding the $26 million Stern's restructuring charges, was 60.8% in 2001, an increase of 1.2 percentage points compared to the same period a year ago, reflecting higher markdowns taken in 2001 which enabled the Company to keep inventories both current and at appropriate levels. Cost of sales as a percent of net sales for Fingerhut was 49.4% in 2001, a decrease of 3.7 percentage points, primarily due to a shift in the 2001 sales mix to higher margin product categories. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

  SG&A expenses were 33.5% of net sales for 2001 compared to 35.2% for 2000. Department store SG&A expenses increased 1.1 percentage points to 31.8% as a percent of department store net sales in 2001, reflecting slightly higher operating expenses on the decreased sales level. Fingerhut's SG&A expenses as a percent of net sales were 43.4%, a decrease of
  23.7 percentage points, primarily as a result of the higher bad debt expenses recorded in 2000.



                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)


  The Company recorded $81 million of restructuring charges during 2001 primarily related to the closure of the Stern's department store division, including $26 million of inventory valuation adjustments as part of cost of sales. The remaining $55 million of restructuring charges includes $15 million of costs associated with converting the Stern's stores to Macy's (including advertising, credit card issuance and promotion and other name change expenses), $10 million of costs to close and sell certain Stern's stores, $9 million of duplicate central office costs and $15 million of severance costs related to the Stern's closure.

  Net interest expense was $197 million for 2001, compared to $207 million for 2000, primarily due to the lower levels of borrowings.

  The Company's effective income tax rate for 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of a subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets. Income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company's investment in Stern's Department Stores, Inc. upon disposition.

  Liquidity and Capital Resources

  The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

  Net cash provided by operating activities in 2001 was $776 million, compared to $444 million for 2000, as a result of a greater decrease in accounts receivable and a smaller increase in merchandise inventories.

  Net cash used by investing activities was $413 million for 2001, including the purchase of Liberty House. Investing activities for 2001 also included purchases of property and equipment totaling $222 million and capitalized software of $45 million. The Company opened one department store in Redding, California, one furniture gallery in Cherry Hill, New Jersey and one furniture gallery in Queens, New York in August and plans to open eight additional department stores and two bedding stores during the remainder of 2001.

  Net cash used by the Company for all financing activities was $355 million in 2001. During 2001, the Company issued $500 million of 6.625% Senior Notes due 2011. The Company repaid $662 million of borrowings during 2001, consisting principally of $547 million of net short-term borrowings and $110 million of 10% Senior Notes. The Company purchased 6.4 million shares of its Common Stock under its stock repurchase program during 2001 at an approximate cost of $270 million. On May 18, 2001, the Board of Directors approved a $500 million increase to the current stock repurchase program increasing the authorization to $1,500 million. As of August 4, 2001, the Company had approximately $630 million of the $1,500 million stock repurchase program remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.



                FEDERATED DEPARTMENT STORES, INC.

              Management's Discussion and Analysis
  of Financial Condition and Results of Operations  (Continued)



  On June 29, 2001, the Company entered into new bank credit agreements which replaced its existing bank credit agreements. The new credit agreements provide for a $1,200 million unsecured revolving credit facility with a termination date of June 29, 2006 and a $400 million unsecured revolving credit facility with a termination date of June 28, 2002. As of August 4, 2001, there were no revolving credit loans outstanding under the new bank credit agreements.

  On August 23, 2001, the Company issued $500 million of 6.625% Senior Notes due 2008. The proceeds were used to repurchase the $350 million 6.125% Term Enhanced ReMarketable Securities ("TERMS"), repay short-term borrowings and for general corporate purposes. As a result, $350 million of short-term debt was reclassified to long-term debt as of August 4, 2001. On September 4, 2001, the $350 million TERMS were repurchased and as a result, the Company will record an extraordinary item of approximately $9 million, net of the income tax benefit, in the 13-week period ending November 3, 2001.

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

                  PART II -- OTHER INFORMATION

                FEDERATED DEPARTMENT STORES, INC.

Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibits

          10.1 364-Day Credit Agreement, dated as of June 29, 2001, by and among the Company, as Borrower, the Initial Lenders Named Herein, as Initial Lenders, Citibank, N.A., as Administrative Agent and as Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and Credit Suisse First Boston, as Documentation Agents.

          10.2 Five Year Credit Agreement, dated as of June 29, 2001, by and among the Company, as Borrower, the Initial Lenders Named Herein, as Initial Lenders, Citibank, N.A., as Administrative Agent and as Paying Agent, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, and Bank of America, N.A., The Bank of New York and Credit Suisse First Boston, as Documentation Agents

          10.3 First Amendment dated as of May 25, 2001 to the
               Amended and Restated Pooling and Servicing Agreement, dated March 18, 1998, by and among Fingerhut Receivables, Inc., as Transferor, Axsys National Bank, as Servicer, and The Bank of New York (Delaware), as Trustee.

     B.   Reports on Form 8-K

          1. Current Report on Form 8-K dated June 19, 2001 reporting matters under Item 5 and the related exhibit under Item 7 thereof.

          2. Current Report on Form 8-K dated July 9, 2001 reporting matters under Item 5 and the related exhibit under Item 7 thereof.

                FEDERATED DEPARTMENT STORES, INC.


                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.





                                 FEDERATED DEPARTMENT STORES, INC.



Date  September 18, 2001         /s/ Dennis J. Broderick
                                     Dennis J. Broderick
                                 Senior Vice President, General
                                     Counsel and Secretary




                                 /s/ Joel A. Belsky
                                     Joel A. Belsky
                                 Vice President and Controller
                                 (Principal Accounting Officer)