Form 10-Q
period 2001-11-03
FEDERATED DEPARTMENT STORES INC /DE/
filed 2001-12-18
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended November 3, 2001.

FEDERATED DEPARTMENT STORES, INC. 7 West Seventh St. Cincinnati, Ohio 45202 (513) 579-7000 and 151 West 34th Street New York, New York 10001 (212) 494-1602

Delaware	1-13536	13-3324058
(State of Incorporation	(Commission File No.)	(I.R.S. Employer Identification Number)

 The Registrant has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

191,676,076 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of December 1, 2001.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Operations
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended		39 Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net Sales	$3,775	$4,195	$11,329	$12,292

Cost of sales:
Recurring	2,288	2,515	6,826	7,289

Inventory valuation adjustments	9	35	35	35

Total cost of sales	2,297	2,550	6,861	7,324

Selling, general and administrative expenses	1,329	1,476	3,856	4,326

Asset impairment and restructuring charges	23	760	78	760

Operating Income (Loss)	126	(591)	534	(118)

Interest expense	(102)	(113)	(303)	(323)

Interest income	2	2	6	5

Income (Loss) Before Income Taxes and Extraordinary Item	26	(702)	237	(436)

Federal, state and local income tax benefit (expense)	(13)	34	(56)	(80)

Income (Loss) Before Extraordinary Item	13	(668)	181	(516)

Extraordinary Item -- loss on early extinguishment of debt, net of tax effect	(10)	-	(10)	-

Net Income (Loss)	$ 3	$ (668)	$ 171	$ (516)

				(continued)

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Operations
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended		39 Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Basic earnings (loss) per share:
Income (loss) before extraordinary item	$ .07	$(3.32)	$ .93	$(2.50)
Extraordinary item	(.05)	-	(.05)	-
Net income (loss)	$ .02	$(3.32)	$ .88	$(2.50)

Diluted earnings (loss) per share:
Income (loss) before extraordinary item	$ .07	$(3.32)	$ .91	$(2.50)
Extraordinary item	(.05)	-	(.05)	-
Net income (loss)	$ .02	$(3.32)	$ .86	$(2.50)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)

	November 3,	February 3,	October 28,
	2001	2001	2000
ASSETS:
Current Assets:
Cash	$ 296	$ 322	$ 303
Accounts receivable	3,392	4,072	3,826
Merchandise inventories	4,933	3,812	5,045
Supplies and prepaid expenses	239	200	269
Deferred income tax assets	306	294	255
Total Current Assets	9,166	8,700	9,698

Property and Equipment -- net	6,710	6,830	6,808
Intangible Assets -- net	955	896	913
Other Assets	703	586	627

Total Assets	$17,534	$17,012	$18,046

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 1,990	$ 1,722	$ 2,593
Accounts payable and accrued liabilities	3,558	2,903	3,859
Income taxes	111	244	3
Total Current Liabilities	5,659	4,869	6,455

Long-Term Debt	4,266	4,374	4,033
Deferred Income Taxes	1,301	1,393	1,485
Other Liabilities	562	554	548
Shareholders' Equity	5,746	5,822	5,525

Total Liabilities and Shareholders' Equity	$17,534	$17,012	$18,046

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	39 Weeks Ended November 3, 2001	39 Weeks Ended October 28, 2000
Cash flows from operating activities:
Net income (loss)	$ 171	$ (516)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	512	486
Amortization of intangible assets	37	62
Amortization of financing costs	6	5
Amortization of unearned restricted stock	3	5
Asset impairment and restructuring charges	113	795
Loss on early extinguishment of debt	10	-
Changes in assets and liabilities:
Decrease in accounts receivable	707	489
Increase in merchandise inventories	(1,066)	(1,489)
Increase in supplies and prepaid expenses	(36)	(39)
Increase in other assets not separately identified	(45)	(44)
Increase in accounts payable and accrued liabilities not separately identified	393	688
Decrease in current income taxes	(127)	(220)
Increase (decrease) in deferred income taxes	(59)	52
Increase (decrease) in other liabilities not separately identified	4	(6)
Net cash provided by operating activities	623	268

Cash flows from investing activities:
Purchase of property and equipment	(428)	(490)
Acquisition of Liberty House, Inc., net of cash acquired	(175)	-
Capitalized software	(68)	(62)
Investments in companies	-	(31)
Disposition of property and equipment	56	62
Net cash used by investing activities	(615)	(521)

Cash flows from financing activities:
Debt issued	1,041	802
Financing costs	(21)	(4)
Debt repaid	(932)	(50)
Increase in outstanding checks	128	101
Acquisition of treasury stock	(299)	(551)
Issuance of common stock	49	40
Net cash provided (used) by financing activities	(34)	338

(continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	39 Weeks Ended November 3, 2001	39 Weeks Ended October 28, 2000

Net increase (decrease) in cash	(26)	85
Cash at beginning of period	322	218

Cash at end of period	$ 296	$ 303

Supplemental cash flow information:
Interest paid	$ 312	$ 317
Interest received	6	5
Income taxes paid (net of refunds received)	222	251
Schedule of non cash investing and financing activities:
Debt assumed in acquisition	17	-

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

Substantially all department store merchandise inventories are valued by the retail method and stated on the LIFO (last-in, first-out) basis, which is lower than market. Fingerhut merchandise inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 3, 2001 and October 28, 2000 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

The Consolidated Financial Statements as of and for the 13 and 39 weeks ended November 3, 2001 and October 28, 2000, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for all business combinations initiated after June 30, 2001 and for fiscal years beginning after December 15, 2001, respectively. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations with limited exceptions for transactions initiated prior to July 1, 2001 and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated lives.

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

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet completed its evaluation of the impact this Statement will have when adopted.

2. Acquisition

On July 9, 2001, the Company completed its acquisition of Liberty House, Inc. ("Liberty House"), a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. The total purchase price of the Liberty House acquisition was approximately $200 million, including the assumption of $17 million of borrowed indebtedness. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Liberty House have been included in the Company's results of operations from the date of acquisition and the purchase price has been allocated to Liberty House's assets and liabilities based on their estimated fair values as of that date. Based upon management's initial estimates, the amount of goodwill related to the Liberty House acquisition amounted to $93 million at November 3, 2001. Such goodwill will not be amortized, in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets."

3. Asset Impairment and Restructuring Charges

The Company recorded $113 million of restructuring charges during 2001 primarily related to the closure of the Stern's department store division and the Macy's West integration of Liberty House, including $35 million of inventory valuation adjustments as a part of cost of sales. The remaining $78 million of restructuring charges includes $21 million of costs associated with converting the Stern's stores to Macy's (including advertising, credit card issuance and promotion and other name change expenses), $11 million of costs to close and sell certain Stern's stores, $9 million of Stern's duplicate central office costs, $16 million of severance costs related to the Stern's closure, $3 million of Liberty House duplicate central office costs, $1 million for Liberty House data processing conversion costs and $9 million related to the disposition of a Fingerhut warehouse. The $16 million of Stern's severance costs, covering approximately 2,300 employees, was paid to employees during 2001.

With respect to the Fingerhut restructuring initiated in 2000 and the $10 million of severance costs which had been accrued at February 3, 2001, $8 million was paid to employees during 2001 and $2 million remains accrued as of November 3, 2001.

During the 13 and 39 weeks ended October 28, 2000, the Company recorded asset impairment and restructuring charges related to its Fingerhut businesses totaling $795 million, $35 million of which are included in cost of sales. The Company recorded asset write-downs of $673 million for goodwill and credit file intangibles, $18 million for fixed assets and $60 million for certain Internet-related investments and also recorded restructuring costs related to the downsizing of the Fingerhut core catalog operations including $9 million of severance costs during the 13 and 39 weeks ended October 28, 2000.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

4. Extraordinary Item

The extraordinary item for the 13 and 39 weeks ended November 3, 2001 represents costs of $16 million, net of income tax benefit of $6 million, associated with the repurchase of the $350 million 6.125% Term Enhanced ReMarketable Securities.

5. Taxes

In connection with the Stern's restructuring, income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company's investment in Stern's Department Stores, Inc. upon disposition.

6. Accounts Receivable

Accounts receivable consists of $1,246 million of Fingerhut accounts receivable, net of $443 million of allowance for doubtful accounts and $2,146 million of other Federated accounts receivable, net of $76 million of allowance for doubtful accounts as of November 3, 2001; $1,637 million of Fingerhut accounts receivable, net of $584 million of allowance for doubtful accounts and $2,435 million of other Federated accounts receivable, net of $71 million of allowance for doubtful accounts as of February 3, 2001; and $1,618 million of Fingerhut accounts receivable, net of $571 million of allowance for doubtful accounts and $2,208 million of other Federated accounts receivable, net of $59 million of allowance for doubtful accounts as of October 28, 2000.

7. Segment Data

The Company reports its business operations through two segments, department stores and Fingerhut. The department store segment, through store locations and related mail catalog and electronic commerce businesses, sells a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods. Fingerhut sells a broad range of products and services directly to consumers via catalogs, direct marketing and the Internet. "Corporate and other" consists of the income or expense associated with the corporate office and certain items managed on a company-wide basis (e.g., intangibles, financial instruments, investments, retirement benefits and properties held for sale or disposition).

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

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
	(millions)
Net Sales:
Department Stores	$3,475	$3,782	$10,519	$11,034
Fingerhut	300	413	810	1,258

Total	$3,775	$4,195	$11,329	$12,292

Operating income (loss):
Department Stores	$ 154	$ 300	$ 597	$ 1,001
Fingerhut	8	(109)	45	(280)
Corporate and other	(36)	(782)	(108)	(839)

Total	$ 126	$ (591)	$ 534	$ (118)

The operating income (loss) data presented above includes asset impairment and restructuring charges associated with the closure of the Stern's department store division, the integration of Liberty House into Macy's West and the Fingerhut write-down and downsizing (see Note 3).

Depreciation and amortization expense:
Department Stores	$ 165	$ 155	$ 484	$ 457
Fingerhut	9	9	25	27
Corporate and other	14	22	43	69

Total	$ 188	$ 186	$ 552	$ 553

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

8. Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share based on income before extraordinary item:
	13 Weeks Ended
	November 3, 2001			October 28, 2000
	Income		Shares	Loss		Shares
(millions, except per share data)
Net income (loss) before extraordinary item and average number of shares outstanding	$ 13		192.3	$(668)		200.5
Shares to be issued under deferred compensation plans	-		.6	-		.6
	13		192.9	(668)		201.1

Basic earnings (loss) per share		$ .07			$(3.32)

Effect of dilutive securities:
Warrants	-		.8	-		-
Stock options	-		.9	-		-
	$ 13		194.6	$(668)		201.1

Diluted earnings (loss) per share		$ .07			$(3.32)

	39 Weeks Ended
	November 3, 2001			October 28, 2000
	Income		Shares	Loss		Shares
(millions, except per share data)
Net income (loss) before extraordinary item and average number of shares outstanding	$181		194.5	$(516)		206.3
Shares to be issued under deferred compensation plans	-		.6	-		.5
	181		195.1	(516)		206.8

Basic earnings (loss) per share		$ .93			$(2.50)

Effect of dilutive securities:
Warrants	-		2.1	-		-
Stock options	-		2.2	-		-
	$181		199.4	$(516)		206.8

Diluted earnings (loss) per share		$ .91			$(2.50)

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

In addition to the warrants and stock options reflected in the foregoing tables for the 13 and 39 weeks ended November 3, 2001, stock options to purchase 16.8 million shares of common stock, at prices ranging from $33.13 to $79.44 per share, were outstanding at November 3, 2001 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

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

For purposes of the following discussion, all references to "third quarter of 2001" and "third quarter of 2000" are to the Company's 13-week fiscal periods ended November 3, 2001 and October 28, 2000, respectively, and all references to "2001" and "2000" are to the Company's 39-week fiscal periods ended November 3, 2001 and October 28, 2000, respectively.

Results of Operations

Comparison of the 13 Weeks Ended November 3, 2001 and October 28, 2000

Net sales for the third quarter of 2001 totaled $3,775 million, compared to net sales of $4,195 million for the third quarter of 2000, a decrease of 10.0%. The sales decrease reflects the difficult economic climate, the events of September 11th and resulting further economic weakness, the strategic downsizing of Fingerhut and the closing of Stern's. Net sales for department stores for the third quarter of 2001 were $3,475 million, compared to net sales of $3,782 million for the third quarter of 2000, a decrease of 8.1%. On a comparable store basis (sales from stores in operation throughout 2000 and 2001), net sales for department stores for the third quarter of 2001 decreased 8.6% compared to the third quarter of 2000. Net sales for Fingerhut totaled $300 million for the third quarter of 2001 compared to $413 million for the third quarter of 2000, reflecting the strategic downsizing of that business.

On October 18, 2001, the Company lowered its comparable store sales projections for the fourth quarter to minus 7-10 percent as a result of the September 11th terrorist attacks and subsequent economic downturn. The Company, noting the difficulties of forecasting performance for the remainder of the year in the current climate of uncertainty, lowered earnings expectations for fiscal 2001 to between $2.85 and $3.00 a share, excluding the extraordinary item and restructuring charges.

Cost of sales was 60.8% of net sales for the third quarter of 2001 and 2000. Cost of sales as a percent of net sales for department stores, excluding the $9 million Stern's and Liberty House inventory valuation adjustments, was 61.4% in the third quarter of 2001, an increase of 0.7 percentage points compared to the same period a year ago, reflecting higher markdowns taken in the third quarter of 2001 which were needed, given the large decline in sales, to reduce inventories to more appropriate levels. Cost of sales as a percent of net sales for Fingerhut was 51.2% in the third quarter of 2001, a decrease of 1.9 percentage points from the same period a year ago, excluding the 2000 inventory valuation adjustments, primarily due to a shift in the 2001 sales mix to higher margin product categories. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 35.3% of net sales for the third quarter of 2001 compared to 35.2% for the third quarter of 2000. Department store SG&A expenses decreased 2.0% in actual dollars compared to the third quarter of 2000, however, due to the lower sales level, department store SG&A expenses increased 2.1 percentage points to 33.5% as a percent of department store net sales. Fingerhut's SG&A expenses as a percent of net sales were 42.9%, a decrease of 15.3 percentage points, primarily as a result of the higher bad debt expenses recorded in the same period a year ago.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

The Company recorded $32 million of restructuring charges during the third quarter of 2001 primarily related to the closure of the Stern's department store division and the Macy's West integration of Liberty House, including $9 million of inventory valuation adjustments as a part of cost of sales. The remaining $23 million of restructuring charges includes $6 million of costs associated with converting the Stern's stores to Macy's (including advertising, credit card issuance and promotion and other name change expenses), $2 million of costs to close and sell certain Stern's stores, $2 million of Liberty House duplicate central office costs, $1 million for Liberty House data processing conversion costs and $9 million related to the disposition of a Fingerhut Warehouse. As previously communicated, the Company anticipates incurring approximately $40 - $50 million of additional restructuring charges related to the closure of Stern's and the Macy's West integration of Liberty House during the remainder of 2001.

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

Net interest expense was $100 million for the third quarter of 2001, compared to $111 million for the third quarter of 2000, benefiting from lower interest rates and the lower levels of borrowings.

The Company's effective income tax rate of 48.8% for the third quarter of 2001 differs from the federal income statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

The extraordinary item for the third quarter of 2001 represents the after-tax expenses associated with the repurchase of the $350 million 6.125% Term Enhanced ReMarketable Securities.

Comparison of the 39 Weeks Ended November 3, 2001 and October 28, 2000

Net sales for 2001 totaled $11,329 million, compared to net sales of $12,292 million for 2000, a decrease of 7.8%. The sales decrease reflects the difficult economic climate, the events of September 11th and resulting further economic weakness, the strategic downsizing of Fingerhut and the closing of Stern's. Net sales for department stores for 2001 were $10,519 million, compared to net sales of $11,034 million for 2000, a decrease of 4.7%. On a comparable store basis (sales from stores in operation throughout 2000 and 2001, including Stern's stores in operation throughout the first quarter of 2000 and 2001), net sales for department stores for 2001 decreased 5.0% compared to 2000. Net sales for Fingerhut totaled $810 million for 2001 compared to $1,258 million for 2000, reflecting the strategic downsizing of that business.

Cost of sales was 60.6% of net sales for 2001, compared to 59.6% for 2000. Cost of sales as a percent of net sales for department stores, excluding the $35 million Stern's and Liberty House inventory valuation adjustments, was 61.0% in 2001, an increase of 1.0 percentage point compared to the same period a year ago, reflecting higher markdowns taken in 2001 which were needed, given the large decline in sales, to reduce inventories to more appropriate levels. Cost of sales as a percent of net sales for Fingerhut was 50.1% in 2001, a decrease of 3.0 percentage points from the same period a year ago, excluding the 2000 inventory valuation adjustments, primarily due to a shift in the 2001 sales mix to higher margin product categories. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

SG&A expenses were 34.0% of net sales for 2001 compared to 35.2% for 2000. Department store SG&A expenses increased 1.5 percentage points to 32.4% as a percent of department store net sales in 2001, reflecting relatively flat operating expenses on the decreased sales level. Fingerhut's SG&A expenses as a percent of net sales were 43.2%, a decrease of 21.0 percentage points, primarily as a result of the higher bad debt expenses recorded in 2000.

The Company recorded $113 million of restructuring charges during 2001 primarily related to the closure of the Stern's department store division and the Macy's West integration of Liberty House, including $35 million of inventory valuation adjustments as a part of cost of sales. The remaining $78 million of restructuring charges includes $21 million of costs associated with converting the Stern's stores to Macy's (including advertising, credit card issuance and promotion and other name change expenses), $11 million of costs to close and sell certain Stern's stores, $9 million of Stern's duplicate central office costs, $16 million of severance costs related to the Stern's closure, $3 million of Liberty House duplicate central office costs, $1 million for Liberty House data processing conversion costs and $9 million related to the disposition of a Fingerhut Warehouse.

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

Net interest expense was $297 million for 2001, compared to $318 million for 2000, benefiting from lower interest rates and the lower levels of borrowings.

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

Net cash provided by operating activities in 2001 was $623 million, compared to $268 million for 2000, principally as a result of a greater decrease in accounts receivable and a smaller increase in merchandise inventories.

Net cash used by investing activities was $615 million for 2001, including the purchase of Liberty House. Investing activities for 2001 also included purchases of property and equipment totaling $428 million and capitalized software of $68 million. The Company opened eight full line department stores, two furniture galleries and one bedding store during 2001.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations (Continued)

Net cash used by the Company for all financing activities was $34 million in 2001. During 2001, the Company issued $500 million of 6.625% Senior Notes due 2011 and $500 million of 6.625% Senior Notes due 2008. The Company repaid $932 million of borrowings during 2001, consisting principally of $441 million of net short-term borrowings, the $350 million 6.125% Term Enhanced ReMarketable Securities and $110 million of 10% Senior Notes. The Company purchased 7.4 million shares of its Common Stock under its stock repurchase program during 2001 at an approximate cost of $300 million. On May 18, 2001, the Board of Directors approved a $500 million increase to the current stock repurchase program increasing the authorization to $1,500 million. As of November 3, 2001, the Company had approximately $600 million of the $1,500 million stock repurchase program remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On June 29, 2001, the Company entered into new bank credit agreements which replaced its existing bank credit agreements. The new credit agreements provide for a $1,200 million unsecured revolving credit facility with a termination date of June 29, 2006 and a $400 million unsecured revolving credit facility with a termination date of June 28, 2002. As of November 3, 2001, there were no revolving credit loans outstanding under the new bank credit agreements.

On November 29, 2001, the Company announced plans to streamline certain department store related mail catalog and electronic commerce businesses. The Company anticipates incurring approximately $50-60 million of restructuring charges in the fourth quarter of 2001 in connection with this reorganization, of which approximately $40 million would represent the non-cash write down of fixed assets and capitalized software.

Management believes the department store business and other retail businesses will continue to consolidate. Accordingly, the Company intends from time to time to consider additional acquisitions of, and investments in, department stores and other complementary assets and companies.

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

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 1. Legal Proceedings

The Company and certain members of its senior management have been named defendants in five substantially identical purported class actions filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions have been consolidated into a single case and a consolidated amended complaint (the "Complaint") has been filed. The Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at Fingerhut. The plaintiffs are seeking unspecified amounts of compensatory damages and costs, including legal fees. Management believes that the allegations contained in the Complaint are without merit and intends to defend vigorously against those allegations.

Item 5. Other Information

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or acts of war. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      4.1        Sixth Supplemental Trust Indenture dated as of August 23, 2001, by and among the Company and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4 to the Company's Current
                   Report on Form 8-K filed on August 22, 2001).

(b) Reports on Form 8-K

      1.          Current Report on Form 8-K dated August 15, 2001 reporting matters under Item 5 and the related exhibit under Item 7 thereof.

      2.          Current Report on Form 8-K dated August 16, 2001 reporting matters under Item 5 and the related exhibit under Item 7 thereof.

      3.          Current Report on Form 8-K dated August 22, 2001 reporting matters under Item 5 and the related exhibit under Item 7 thereof.

FEDERATED DEPARTMENT STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Date December 18, 2001	/s/ Dennis J. Broderick Dennis J. Broderick Senior Vice President, General Counsel and Secretary

/s/ Joel A. Belsky Joel A. Belsky Vice President and Controller (Principal Accounting Officer)