Form 10-K
period 2002-02-02
FEDERATED DEPARTMENT STORES INC /DE/
filed 2002-04-17
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 2, 2002	Commission File Number 1-13536

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

      There were 201,126,374 shares of the Company’s Common Stock outstanding as of April 5, 2002, excluding shares held in the treasury of the Company or by subsidiaries of the Company. The aggregate market value of the shares of such Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on April 5, 2002, was approximately $7,954,500,000.

Documents Incorporated by Reference

      Portions of the definitive proxy statement (the “Proxy Statement”) relating to the Company’s Annual Meeting of Stockholders to be held on May 17, 2002 (the “Annual Meeting”), are incorporated by reference in Part III hereof.

      Unless the context requires otherwise references to “2001,” “2000,” “1999,” “1998” and “1997” are references to the Company’s fiscal years ended February 2, 2002, February 3, 2001, January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

Forward-Looking Statements

      This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or war. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; competitive pressures from department and specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as “Risk Factors” and “Special Considerations” in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 1. Business.

      General. The Company, through its subsidiaries, is one of the leading operators of full-line department stores in the United States, with 397 department stores in 34 states, Puerto Rico and Guam as of February 2, 2002. The Company’s subsidiaries operate 459 stores (including furniture galleries and other specialty stores) under the names “Bloomingdale’s,” “The Bon Marché,” “Burdines,” “Goldsmith’s,” “Lazarus,” “Macy’s” and “Rich’s.” The department stores sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.

      The Company conducts direct-to-customer mail catalog and electronic commerce businesses under the names “Bloomingdale’s By Mail” and “macys.com.” Prior to February 1, 2002, the Company conducted

e-commerce business also under the name “bloomingdales.com.” On February 1, 2002, “bloomingdales.com” became a marketing site for the Bloomingdale’s division and an electronic order site for the purchasing of merchandise from the “Bloomingdale’s By Mail” catalog. Additionally, the Company offers on-line bridal registry and gift purchase facilities to customers.

      Through Fingerhut Companies, Inc. (“Fingerhut”), the Company also sells a broad range of products and services through catalogs, direct marketing and the Internet, including (i) Figi’s, a food and gift catalog business; (ii) Arizona Mail Order and Bedford Fair, both apparel catalog businesses; and (iii) Popular Club, a membership-based general merchandise catalog business. Fingerhut also provides services to third parties.

      On January 16, 2002, the Company announced that it intends to dispose of the operations of Fingerhut and that, if its efforts to find a buyer for Fingerhut are not successful, the Company will close the Fingerhut catalog operation and wind down and collect out the Fingerhut receivables portfolio. The Company expects to sell as ongoing businesses Arizona Mail Order, Figi’s and Popular Club Plan. The Company has entered into a non-binding letter of intent with a third party for the sale of Fingerhut as a going concern, and is currently engaged in negotiations with this party. However, there can be no assurance that this transaction will be consummated.

      Accordingly, effective February 2, 2002, the Company began reporting Fingerhut as discontinued operations in its consolidated financial statements.

      The Company provides various support functions to its retail operating divisions (except Fingerhut) on an integrated, company-wide basis.

•	The Company’s financial and credit services subsidiary, FACS Group, Inc. (“FACS”), provides support for the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary credit card accounts owned by the Company and those owned by GE Capital Consumer Card Co. (“GE Bank”). GE Bank owns all of the “Macy’s” credit card accounts originated prior to December 19, 1994, when R.H. Macy & Co., Inc. was acquired pursuant to a merger and an allocated portion of the “Macy’s” credit card accounts originated subsequent to such merger. In addition, FACS provides payroll and benefits services to the Company’s retail operating and service divisions.

•	The Company’s data processing subsidiary, Federated Systems Group, Inc. (“FSG”), provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service divisions.

•	Federated Merchandising Group (“FMG”), a division of the Company, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store franchises. FMG is also responsible for all of the private label development of the Company’s retail operating divisions. However, Bloomingdale’s sources some of its private label merchandise through Associated Merchandising Corporation.

•	Federated Logistics and Operations, a division of a subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating divisions.

•	A specialized staff maintained in the Company’s corporate offices provides services for all divisions of the Company in such areas as accounting, real estate and insurance, as well as various other corporate office functions.

      FACS, FSG, FMG and certain departments in the Company’s corporate offices also offer their services to unrelated third parties.

      Fingerhut conducts its retail business though its principal subsidiaries Fingerhut Corporation, Figi’s Inc., Arizona Mail Order Company, Inc., Bedford Fair Apparel, Inc., Popular Club Plan, Inc. and Axsys National Bank, which provides credit for customers’ purchases in the form of revolving credit card loans. Other subsidiaries of Fingerhut support its retail operations by providing data processing, credit processing services, customer service, telemarketing and fulfillment services, as well as other corporate office functions. Fingerhut also receives from FACS call center and collections support.

      The Company and its predecessors have been operating department stores since 1820. Federated Department Stores, Inc., the Company’s predecessor prior to the acquisition of R.H. Macy & Co., Inc. pursuant to a merger, was organized as a Delaware corporation in 1920. The Company is the surviving entity following such merger. On October 11, 1995, the Company acquired Broadway Stores, Inc. (“Broadway”) pursuant to a subsidiary merger. On March 18, 1999, the Company acquired Fingerhut pursuant to a subsidiary merger. On July 9, 2001, the Company acquired Liberty House, Inc. pursuant to a stock purchase agreement.

      The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.

      Employees. As of February 2, 2002, the Company had approximately 115,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the Christmas season. Approximately 10% of the Company’s employees as of February 2, 2002 were represented by unions. Management considers its relations with employees to be satisfactory.

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

      Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2001. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

      Competition. The retailing industry, in general, and the department store and direct-to-customer businesses, in particular, are intensely competitive. Generally, the Company’s stores and direct-to-customer business operations compete with other department stores in the geographic areas in which they operate, as well as numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets.

Item 1A. Executive Officers of the Registrant.

      The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

James M. Zimmerman	58	Chairman of the Board and Chief Executive Officer; Director
Terry J. Lundgren	50	President / Chief Operating Officer and Chief Merchandising Officer; Director
Ronald W. Tysoe	49	Vice Chairman, Finance and Real Estate; Director
Thomas G. Cody	60	Executive Vice President, Legal and Human Resources
Karen M. Hoguet	45	Senior Vice President and Chief Financial Officer
Dennis J. Broderick	53	Senior Vice President, General Counsel and Secretary
Joel A. Belsky	48	Vice President and Controller

      James M. Zimmerman has been Chairman of the Board and Chief Executive Officer of the Company since May 1997; prior thereto he served as the President and Chief Operating Officer of the Company since May 1988.

      Terry J. Lundgren has been Chief Operating Officer of the Company since April 15, 2002, President and Chief Merchandising Officer of the Company since May 1997 and served as the Chairman of the Company’s Federated Merchandising Group division from February 1994 until February 19, 1998.

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

Item 2. Properties.

      The properties of the Company consist primarily of stores and related retail facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 2, 2002, the Company operated 459 stores in 34 states, Puerto Rico and Guam, comprising a total of 84,000,000 square feet. Of such stores, 217 were entirely or mostly owned and 242 stores were entirely or mostly leased. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

Item 3. Legal Proceedings.

      The Company and certain members of its senior management have been named defendants in five substantially identical purported class action complaints filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions have been consolidated into a single case and a consolidated amended complaint (the “Complaint”) has been filed. The Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at Fingerhut. The plaintiffs are seeking unspecified amounts of compensatory damages and costs, including legal fees. Management believes that the allegations contained in the Complaint are without merit and intends to defend vigorously against those allegations. A motion to dismiss the Complaint is pending. Discovery has not commenced.

      On February 14 and February 26, 2002, two essentially identical shareholder derivative lawsuits were filed in a Minnesota state court, purportedly on behalf of the Company, naming as defendants the Company’s directors, its Fingerhut subsidiary and certain officers of Fingerhut. The defendants have removed these lawsuits to the United States District Court for the District of Minnesota. The complaints allege that the defendants have breached their fiduciary duties to the Company in connection with the disposition of Fingerhut and seek an injunction to prevent the liquidation of Fingerhut or a sale of Fingerhut’s assets other than as a going concern. The defendants and the Company have filed motions to dismiss the complaints. On April 5, 2002, the federal court denied a motion for a temporary restraining order to prevent Fingerhut from laying off approximately 3,300 employees.

Item 4. Submission of Matters to a Vote of Security-Holders.

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      The Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “FD.” As of February 2, 2002, the Company had approximately 11,400 stockholders of record. The following table sets forth for each fiscal quarter during 2001 and 2000 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

	2001		2000

	Low	High	Low	High

1st Quarter	38.43	49.90	31.63	44.75
2nd Quarter	35.78	48.45	21.00	40.88
3rd Quarter	26.05	40.09	23.81	30.19
4th Quarter	33.00	43.05	28.31	46.06

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

	52 Weeks	53 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	February 2,	February 3,	January 29,	January 30,	January 31,
	2002	2001	2000	1999	1998

	(millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$15,651	$16,638	$16,029	$15,365	$15,220

Cost of sales	9,584	9,955	9,576	9,218	9,200
Selling, general and administrative expenses	4,801	4,912	4,760	4,692	4,679
Asset impairment and restructuring charges	162	80	–	–	–

Operating income	1,104	1,691	1,693	1,455	1,341
Interest expense	(331)	(327)	(320)	(304)	(418)
Interest income	7	6	13	12	35

Income from continuing operations before income taxes and extraordinary items	780	1,370	1,386	1,163	958
Federal, state and local income tax expense	(262)	(549)	(561)	(478)	(383)

Income from continuing operations before extraordinary items	518	821	825	685	575
Discontinued operations (a)	(784)	(1,005)	(30)	–	–
Extraordinary items (b)	(10)	–	–	(23)	(39)

Net income (loss)	$(276)	$(184)	$795	$662	$536

Basic earnings (loss) per share:
Income from continuing operations	$2.65	$4.01	$3.92	$3.27	$2.74
Net income (loss)	(1.41)	(.90)	3.78	3.16	2.56
Diluted earnings (loss) per share:
Income from continuing operations	$2.59	$3.97	$3.76	$3.06	$2.58
Net income (loss)	(1.38)	(.89)	3.62	2.96	2.41
Average number of shares outstanding	195.1	204.3	210.0	209.1	209.2
Depreciation and amortization	$689	$651	$665	$624	$590
Capital expenditures	$651	$786	$782	$695	$696
Balance Sheet Data (at year end):
Cash	$636	$222	$173	$307	$142
Working capital (c)	2,822	2,404	2,363	2,904	3,134
Total assets	15,044	15,574	15,901	13,464	13,738
Short-term debt	1,012	1,117	772	524	556
Long-term debt	3,859	3,845	3,801	3,057	3,919
Shareholders’ equity	5,564	5,822	6,552	5,709	5,256

(a)	Discontinued operations include the after-tax operations of Fingerhut Companies, Inc. 2001 includes the estimated after-tax loss on the disposal of discontinued operations of $770 million.

(b)	The extraordinary items for 2001, 1998 and 1997 were after-tax expenses associated with debt prepayments.

(c)	Excludes net assets of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The Company’s Consolidated Financial Statements for all periods account for Fingerhut Companies, Inc. (“Fingerhut”) as a discontinued operation, as a result of the Company’s decision to dispose of the Fingerhut operations. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

      The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Forward-Looking Statements.”

Results of Operations

      Comparison of the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001. Net sales for 2001 totaled $15,651 million, compared to net sales of $16,638 million for 2000, a decrease of 5.9%. The sales decrease reflects a weak economy, the events of September 11th and the closing of Stern’s. The overall sales trend was disappointing, particularly in such categories as men’s, tabletop (china, silver, glass) and luggage. However, sales were relatively strong in private brands, juniors’ and young men’s. On a comparable store basis (sales from stores in operation throughout 2000 and 2001, including Stern’s stores in operation throughout the first quarter of 2000 and 2001, and adjusting for the impact of the 53rd week in 2000), net sales for 2001 decreased 5.3% compared to 2000.

      Cost of sales was 61.2% of net sales for 2001, compared to 59.8% for 2000. Cost of sales as a percent of net sales, excluding the $53 million of inventory valuation adjustments, was 60.9% in 2001, reflecting higher markdowns taken in 2001 which were needed, given the large decline in sales, to reduce inventories to more appropriate levels, particularly in fashion apparel categories. The Company ended 2001 with inventories down 7%, compared to 2000, which should position the Company well for future gross margin improvement. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

      Selling, general and administrative (“SG&A”) expenses were 30.7% of net sales for 2001, compared to 29.5% for 2000. SG&A expenses decreased 2.2% in actual dollars compared to 2000, however, due to the lower sales level, SG&A expenses increased 1.2 percentage points as a percent of net sales. The Company was able to reduce total selling expenses, although not enough to compensate for the sales decrease. Additionally, an increase in relatively fixed costs, such as depreciation and amortization, utilities, etc., contributed greatly to the higher SG&A expense rate. Finance charge income was $361 million for 2001, up from $349 million in 2000, primarily due to the growth in average accounts receivable balances. Amounts charged to expense for doubtful accounts receivable were $128 million for 2001, compared to $106 million in 2000, also due to the growth in average accounts receivable balances.

      During 2001, the Company incurred asset impairment and restructuring charges related to its department store business. These costs related primarily to the closing of its Stern’s department store division and subsequent integration into its Macy’s and Bloomingdale’s operations, the acquisition of Liberty House and subsequent integration into Macy’s and the reorganization of its department-store-related catalog and e-commerce operations. The Company recorded $215 million of asset impairment and restructuring charges during 2001, including $53 million of inventory valuation adjustments as a part of cost of sales. The

$53 million of inventory valuation adjustments includes $33 million related to the Stern’s conversion, $17 million related to the Liberty House integration and $3 million related to the catalog and e-commerce reorganization. The remaining $162 million of restructuring charges includes $38 million of costs associated with converting the Stern’s stores into Macy’s (including store remodeling costs, advertising, credit card issuance and promotion and other name change expenses), $35 million of costs to close and sell certain Stern’s stores, $18 million of severance costs related to the Stern’s closure, $9 million of Stern’s duplicate central office costs, $10 million of costs associated with converting the Liberty House stores into Macy’s (including advertising, credit card issuance and promotion and other name change expenses), $4 million of Liberty House duplicate central office costs, $40 million of fixed asset and capitalized software write-downs related to the catalog and e-commerce reorganization and $4 million of other exit costs associated with the catalog and e-commerce reorganization.

      Net interest expense was $324 million for 2001 compared to $321 million for 2000.

      The Company’s effective income tax rate for 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of its Stern’s subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets and other items. Income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company’s investment in Stern’s Department Stores, Inc. upon disposition.

      The net loss from discontinued operations includes the results of Fingerhut. The net loss from discontinued operations for 2001 was $14 million, compared to a loss of $1,005 million for 2000. The loss in 2000 included $882 million of pre-tax charges related to intangible, investment and fixed asset write-downs and other costs and expenses associated with the downsizing of the core catalog operations. In 2001, the Company also reported a $770 million loss related to the disposal of Fingerhut, including $292 million of estimated operating losses expected during the wind-down period.

      Comparison of the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000. Net sales for 2000 totaled $16,638 million, compared to net sales of $16,029 million for 1999, an increase of 3.8%. On a comparable store basis (sales from stores in operation throughout 1999 and 2000 and adjusting for the impact of the 53rd week in 2000), net sales for 2000 increased 2.0% compared to 1999.

      Cost of sales was 59.8% of net sales for 2000, compared to 59.7% for 1999. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either year.

      SG&A expenses were 29.5% of net sales for 2000, compared to 29.7% for 1999. SG&A expenses improved 0.2 percentage points as a percent of net sales, principally due to the impact of lower depreciation and amortization expense. Finance charge income was $349 million for 2000, up from $327 million in 1999, primarily due to the growth in average accounts receivable balances. Amounts charged to expense for doubtful accounts receivable were $106 million for 2000, compared to $83 million in 1999, also due to the growth in average accounts receivable balances.

      During 2000, the Company recorded asset impairment and restructuring charges related to the closing of the Company’s Stern’s department store division, primarily consisting of the asset write-downs associated with the planned disposition of certain of its properties totaling $54 million. During the same period, the Company recorded a write-down of $26 million for certain venture capital investments as a result of the Company’s determination, based on uncertain financing alternatives and comparisons to their market value or market values of similar publicly traded businesses, that these equity investments were impaired on an other than temporary basis.

      Net interest expense was $321 million for 2000 compared to $307 million for 1999. The higher interest expense for 2000 is due primarily to the higher level of outstanding borrowings.

      Income tax expense was $549 million for 2000. This amount differs from the amount computed by applying the federal income tax statutory rate of 35.0% to income before income taxes because of permanent differences arising from the amortization of intangible assets and the effect of state and local income taxes.

      The net loss from discontinued operations includes the results of Fingerhut. The net loss from discontinued operations for 2000 was $1,005 million, compared to a loss of $30 million for 1999. The loss in 2000 included $882 million of pre-tax charges related to intangible, investment and fixed asset write-downs and other costs and expenses associated with the downsizing of the core catalog operations.

Liquidity and Capital Resources

      The Company’s principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

      Net cash provided by operating activities in 2001 was $1,372 million, compared to $1,332 million for 2000. Cash provided by operating activities in 2001 reflects the lower income from continuing operations, a decrease in inventories in 2001 as compared to an increase in 2000, a greater decrease in accounts payable, a decrease in income taxes in 2001 as compared to an increase in 2000 and a decrease in accounts receivable in 2001 as compared to an increase in 2000.

      Net cash used by investing activities was $771 million for 2001, including the purchase of Liberty House. Investing activities for 2001 also included purchases of property and equipment totaling $615 million and capitalized software of $36 million. Investing activities for 2000 included purchases of property and equipment totaling $720 million and capitalized software of $66 million. The Company opened nine full line department stores, three furniture galleries and two bedding stores during 2001.

      The Company intends to open 11 new department stores, two new home stores and a new furniture gallery in 2002 and its budgeted capital expenditures are approximately $2,200 million for the 2002 to 2004 period, including $700 million for 2002. Management presently anticipates funding such expenditures from operations.

      Net cash used by the Company for all financing activities was $95 million in 2001. During 2001, the Company issued $500 million of 6.625% Senior Notes due 2011 and $500 million of 6.625% Senior Notes due 2008. The Company repaid $1,140 million of borrowings during 2001, consisting principally of $649 million of net short-term borrowings, the $350 million 6.125% Term Enhanced ReMarketable Securities and $110 million of 10% Senior Notes. The Company purchased 7.4 million shares of its Common Stock under its stock repurchase program during 2001 at an approximate cost of $300 million. On May 18, 2001, the Board of Directors approved a $500 million increase to the current stock repurchase program increasing the authorization to $1,500 million. As of February 2, 2002, the Company had approximately $600 million of the $1,500 million stock repurchase program remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors. Also during 2001, the Company issued 9.0 million shares of its Common Stock and received $267 million in proceeds from the exercise of the Company’s Series B Warrants, which expired on December 19, 2001.

      In order to facilitate comparisons with major competitors, the Company structured and finances its non-proprietary credit card receivables using an off-balance sheet arrangement which currently is set to expire in 2002. However, the Company intends to extend the arrangement. Under this arrangement, FDS Bank, a subsidiary of the Company, sells its non-proprietary credit card receivables to a wholly-owned special purpose entity which in turn transfers the purchased receivables to a bankruptcy-remote, qualified special purpose entity (the “trust”). The special purpose entity has sold interests in the trust to two unrelated bank commercial paper conduit programs. Proceeds from this sale plus excess cash flow from the trust are used to buy the receivables from FDS Bank. The two commercial paper conduit programs have agreed to buy interests in the trust of up to $600 million in the aggregate. These interests are variable and fluctuate with the level of receivables. As of February 2, 2002, the gross amount of receivables in the trust was $630 million, and the bank conduit programs held $500 million of interests. The trust has issued three classes of certificates: Class A, Class B and Class C certificates. The bank conduit programs hold the Class A and Class B certificates and the Company holds the Class C certificates. The Company also holds a required 2% seller’s interest and the residual interest in the trust. The Company’s interest is valued at $111 million and is included in other assets on the Company’s Consolidated Balance Sheet as of February 2, 2002. The bank conduit programs held $438 million in Class A certificates and $62 million in Class B certificates as of February 2, 2002. The Company held the Class C certificate in the amount of $62 million, which certificate is subordinate to the Class A and Class B certificates. Beyond the value of the receivables in the trust, the bank conduit programs have no recourse back to the Company. All income from the sale of the receivables to the trust is accounted for in SG&A expenses.

      The Company’s bank credit agreements require the Company to maintain certain financial ratios. At February 2, 2002, the Company was well within these covenants. Management believes that the likelihood of the Company defaulting on a debt covenant is not probable absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and callable.

      At February 2, 2002, the Company had contractual obligations as follows:

	Obligations Due by Period

		Within	2-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Short-term debt	$1,006	$1,006	$–	$–	$–
Long-term debt	3,808	–	705	403	2,700
Capital lease obligations	100	12	21	16	51
Operating leases	2,671	162	304	281	1,924
Off-balance sheet financings	500	500	–	–	–
Letters of credit	68	68	–	–	–

	$8,153	$1,748	$1,030	$700	$4,675

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

      Management believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements. Its funds from operations are impacted by the economic environment; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain its liquidity levels. The Company also relies on its $1,600 million unsecured commercial paper facility, a $375 million on-balance sheet asset-backed commercial paper program relating to the Company’s proprietary credit card receivables and two off-balance sheet asset-backed bank commercial paper programs relating to the Company’s non-proprietary credit card receivables (discussed above) in an aggregate amount of $600 million, for short term liquidity. Access to the unsecured commercial paper program is dependent on the Company’s credit rating; a downgrade in its short-term rating would hinder its ability to access this market. If the Company is unable to access the unsecured commercial paper market, it has the ability to access $1,600 million pursuant to its bank credit agreements. Of this amount, $1,200 million is available pursuant to a five-year committed agreement which matures in 2006, and the remainder is available pursuant to a 364-day committed agreement, which terminates June 28, 2002, and must be extended annually. These bank credit agreements have no “material adverse change” condition for utilization. The asset-backed commercial paper programs are used to finance the Company’s proprietary and non-proprietary credit card receivables. These programs are extended annually and can be used to finance the receivables as long as the net portfolio yields remain positive. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

Critical Accounting Policies

     Allowance for Doubtful Accounts

      The Company evaluates the collectibility of its customer accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Delinquent accounts are generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. The Company reserves for doubtful accounts based on a loss-to-collections rate. At February 2, 2002, a 0.1 percentage point change in the loss-to-collections rate would impact the reserve for doubtful accounts by $2 million.

     Merchandise Inventories

      Merchandise inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and contains estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

      Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded.

      Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that minimize shrinkage experience. Physical inventories are taken within each merchandise department at least twice annually and inventory records are adjusted accordingly.

     Long-Lived Asset Impairment and Restructuring Charges

      The carrying value of long-lived assets are periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.

      For long-lived assets held for disposal, whether by abandonment or sale, an impairment charge is recorded if the carrying amount of the assets exceeds its fair value less costs to sell. Such valuations include estimations of fair values, costs to dispose, and time periods over which to sell the assets. In addition, liabilities arise such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.

     Self-Insurance Reserves

      The Company is self-insured for workers compensation and public liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

     Pension and Other Employee Benefit Plans

      The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is recognized in the financial statements over an employee’s term of service with the Company.

     Discontinued Operations

      Discontinued operations include management’s best estimates of the amounts expected to be realized on the sale or wind-down of assets and businesses of the Fingerhut operations as well as estimates regarding the timing of those dispositions. Currently, assuming that a buyer cannot be found, the Fingerhut core catalog business liquidation is planned for completion during the second or third quarter of fiscal year 2002 and the credit operation liquidation is planned for completion within four years. See Item 1 “Business” for a discussion of the status of negotiations for the sale of Fingerhut. Fingerhut’s other operations, including Arizona Mail Order, Figi’s, and Popular Club Plan, are anticipated to be sold as ongoing businesses by the end of fiscal year 2002. The amounts the Company will ultimately realize could differ in the coming twelve months from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

      Included in the loss on disposal, the Company recorded losses related to Fingerhut’s core catalog accounts receivable portfolio through the four year wind-down period. The calculated loss includes estimates regarding customer payment rates, write-off rates, finance charge income, late fee income, and operating expenses, such as collection costs, necessary to carry out the wind-down of the portfolio. These estimates were based on a third party offer to purchase the portfolio, historical experience and industry data where available.

      The estimated loss from the Fingerhut core catalog operations during the wind-down period includes assumptions of revenues to be earned and estimated expenses to be incurred based on historical experience as well as through detailed departmental plans regarding the costs necessary to complete the liquidation in the planned timeframe.

      Losses on inventory were recognized based on estimated recovery values expected to be received from a third party liquidator. Write-downs of property, plant and equipment were based on historical recovery rates for similar liquidations of personal property and brokerage quotes, where available, for real estate properties. Other assets, such as tradenames, customer lists, supplies, prepaid expenses, and capitalized software, were written-down to estimated net realizable value, which in some cases was zero due to their lack of marketability.

      The loss on sale of the Fingerhut subsidiaries was estimated using market value quotes from an investment bank, projected net book values of each subsidiary at the expected sale dates, and expenses necessary to disconnect the subsidiaries’ support functions from Fingerhut’s core catalog operations.

      Severance and retention were estimated based on the current workforce, employment needs through the wind-down period, employment agreements where applicable, years of service, and estimated payout based on the general severance and retention plan offered to employees. Remaining lease obligations or contractual cancellation penalties were estimated based on a review of the contract terms in place.

      Estimated interest expense has been allocated to discontinued operations based upon the debt balances attributable to those operations.

     New Pronouncements

      In 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for all business combinations initiated after June 30, 2001 and for fiscal years beginning after December 15, 2001, respectively. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations with limited exceptions for transactions initiated prior to July 1, 2001 and broadens the criteria for recording intangible assets separate from goodwill. The provisions of SFAS No. 141 were used as guidance to account for the acquisition of Liberty House. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated lives.

      Application of the nonamortization provisions of SFAS No. 142, beginning in the first quarter of 2002, is expected to result in reductions to annual goodwill amortization of $28 million and an increase in annual income from continuing operations of approximately $24 million. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets, and the Company does not anticipate a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      Also, in 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that its adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Outlook

      On February 26, 2002, the Company issued earnings guidance for 2002 and expects to achieve earnings per share from continuing operations of $3.30 to $3.55: 25 to 30 cents a share in the first quarter, 50 to 60 cents a share in the second quarter and $2.45 to $2.65 a share in the second half of the fiscal year, which ends February 1, 2003. Additionally, a comparable store sales increase of 1 to 1.5 percent is forecasted for 2002: down 2 to 3 percent in the first quarter, flattish in the second quarter and up 3 to 3.5 percent in the second half of 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

      The Company is exposed to interest rate risk primarily through its customer lending and borrowing activities, which are described in Notes 6 and 10 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. See Notes 10 and 17 to the Consolidated Financial Statements, which are incorporated herein by reference.

      Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at February 2, 2002, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

Item 8. Consolidated Financial Statements and Supplementary Data.

      Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

INDEX

Page

Management’s Report	F-2
Independent Auditors’ Report	F-3
Consolidated Statements of Operations for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-4
Consolidated Balance Sheets at February 2, 2002 and February 3, 2001	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-6
Consolidated Statements of Cash Flows for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-7
Notes to Consolidated Financial Statements	F-8

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

          3. Exhibits:

      The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number	Description	Document if Incorporated by Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the 1994 Form 10-K

3.2	By-Laws	Exhibit 3.2 to the 1994 Form 10-K

4.1	Certificate of Incorporation	See Exhibits 3.1 and 3.1.1

4.2	By-Laws	See Exhibit 3.2

4.3	Rights Agreement, dated as of December 19, 1994, between the Company and the Bank of New York, as rights agent	Exhibit 4.3 to the 1994 Form 10-K

4.4	Indenture, dated as of December 15, 1994, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995

4.4.1	Fifth Supplemental Indenture, dated as of October 6, 1995, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Registration Statement on Form 8-A, dated October 4, 1995

Exhibit
Number	Description	Document if Incorporated by Reference

4.4.2	Seventh Supplemental Indenture, dated as of May 22, 1996, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K, dated as of May 21, 1996

4.4.3	Eighth Supplemental Indenture, dated as of July 14, 1997, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of July 15, 1997 (the “July 1997 Form 8-K”)

4.4.4	Ninth Supplemental Indenture, dated as of July 14, 1997, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

4.5	Indenture, dated as of September 10, 1997, between the Company and Citibank, N.A., as Trustee	Exhibit 4.4 to the Company’s Amendment Number 1 to Form S-3 dated as of September 11, 1997

4.5.1	First Supplemental Indenture, dated as of February 6, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of February 6, 1998

4.5.2	Third Supplemental Trust Indenture, dated as of March 24, 1999, between the Company and Citibank, N.A., as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) dated as of April 22, 1999

4.5.3	Fourth Supplemental Trust Indenture, dated as of June 6, 2000, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of June 5, 2000

4.5.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of March 21, 2001

4.5.5	Sixth Supplemental Trust Indenture dated as of August 23, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of August 22, 2001

10.1	364 Day Credit Agreement, dated as of June 29, 2001, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Fleet National Bank, as Syndication Agent, and the Bank of America, N. A., The Bank of New York and Credit Suisse First Boston, as Documentation Agents	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2001 (the “August 2001 Form 10-Q”)

Exhibit
Number	Description	Document if Incorporated by Reference

10.2	Five-Year Credit Agreement, dated as of June 29, 2001, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Fleet National Bank, as Syndication Agent, and the Bank of America, N. A., The Bank of New York and Credit Suisse First Boston, as Documentation Agents	Exhibit 10.2 to the August 2001 Form 10-Q

10.3	Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992 (the “Pooling and Servicing Agreement”), among the Company, Prime Receivables Corporation (“Prime”) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), successor to Chemical Bank, as Trustee	Exhibit 4.10 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated March 29, 1993

10.3.1	First Amendment, dated as of December 1, 1993, to the Pooling and Servicing Agreement	Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 29, 1994 (the “1993 Form 10-K”)

10.3.2	Second Amendment, dated as of February 28, 1994, to the Pooling and Servicing Agreement	Exhibit 10.10.2 to the 1993 Form 10-K

10.3.3	Third Amendment, dated as of May 31, 1994, to the Pooling and Servicing Agreement	Exhibit 10.8.3 to the 1994 Form 10-K

10.3.4	Fourth Amendment, dated as of January 18, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 1996 (the “1995 Form 10-K”)

10.3.5	Fifth Amendment, dated as of April 30, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.5 to the 1995 Form 10-K

10.3.6	Sixth Amendment, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.6 to the 1995 Form 10-K

10.3.7	Seventh Amendment, dated as of May 14, 1996, to the Pooling and Servicing Agreement	Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)

10.3.8	Eighth Amendment, dated as of March 3, 1997, to the Pooling and Servicing Agreement	Exhibit 10.6.8 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.3.9	Ninth Amendment, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 (the “November 1997 Form 10-Q”)

10.3.10	Tenth Amendment, dated as of August 3, 1998, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 1998

10.3.11	Eleventh Amendment, dated as of March 23, 2000, to the Pooling and Servicing Agreement	Exhibit 10.1 to the July 2000 Form 10-Q

10.3.12	Twelfth Amendment, dated as of November 20, 2001, to the Pooling and Servicing Agreement

10.4	Assumption Agreement under the Pooling and Servicing Agreement, dated as of September 15, 1993	Exhibit 10.10.3 to the 1993 Form 10-K

10.5	Series 1992-3 Supplement, dated as of January 5, 1993, to the Pooling and Servicing Agreement	Exhibit 4.8 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated January 29, 1993

10.6	Series 1995-1 Supplement, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 4.7 to Prime’s Registration Statement on Form S-1, filed July 14, 1995, as amended

10.6.1	First Amendment to Series 1995-1 Supplement, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.4 to the November 1997 Form 10-Q

10.7	Series 2000-1 Supplement, dated as of December 7, 2000, to Amended and Restated Pooling and Servicing Agreement dated as of December 15, 1992.	Exhibit 1 to Prime’s Current Report on Form 8-K (File No. 033-52374), dated December 27, 2000

10.8	Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998 (the “Fingerhut Amended and Restated Pooling and Servicing Agreement”), between Fingerhut Receivables, Inc., as Transferor, Axsys National Bank (formerly Fingerhut National Bank), as Servicer, and The Bank of New York (Delaware) as Trustee (incorporated by reference to Exhibit 4(d) to Fingerhut Receivables, Inc. Registration Statement on Form S-1)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended May 1, 1999 (the “May 1999 Form 10-Q”)

10.8.1	First Amendment dated May 25, 2001 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.3 to the August 2001 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.9	Series 1998-2 Supplement dated as of April 28, 1998 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.10 to the May 1999 Form 10-Q

10.9.1	First Amendment dated as of March 17, 1999 to Series 1998-2 Supplement	Exhibit 10.13 to the May 1999 Form 10-Q

10.10	Receivables Purchase Agreement, dated as of December 15, 1992 (the “Receivables Purchase Agreement”), among Abraham & Straus, Inc., Bloomingdale’s, Inc., Burdines, Inc., Jordan Marsh Stores Corporation, Lazarus, Inc., Rich’s Department Stores, Inc., Stern’s Department Stores, Inc., The Bon, Inc. and Prime	Exhibit 10.2 to Prime’s Registration Statement on Form 8-A filed January 22, 1993, as amended

10.10.1	First Amendment, dated as of June 23, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.1 to 1993 Form 10-K

10.10.2	Second Amendment, dated as of December 1, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.2 to 1993 Form 10-K

10.10.3	Third Amendment, dated as of February 28, 1994, to the Receivables Purchase Agreement	Exhibit 10.14.3 to 1993 Form 10-K

10.10.4	Fourth Amendment, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.13.4 to the 1994 Form 10-K

10.10.5	Fifth Amendment, dated as of April 30, 1995, to the Receivables Purchase Agreement	Exhibit 10.12.5 to the 1995 Form 10-K

10.10.6	Sixth Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.6 to the 1996 Form 10-K

10.10.7	Seventh Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.7 to the 1996 Form 10-K

10.10.8	Eighth Amendment, dated as of May 14, 1996, to the Receivables Purchase Agreement	Exhibit 10.13.8 to the 1996 Form 10-K

10.10.9	Ninth Amendment, dated as of March 3, 1997, to the Receivables Purchase Agreement.	Exhibit 10.13.9 to the 1996 Form 10-K

10.10.10	Tenth Amendment, dated as of March 23, 2000, to the Receivables Purchase Agreement	Exhibit 10.2 to the July 2000 Form 10-Q

10.10.11	Eleventh Amendment, dated as of November 20, 2001, to Receivables Purchase Agreement

10.10.12	First Supplement, dated as of September 15, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.4 to 1993 Form 10-K

10.10.13	Second Supplement, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.12.7 to the 1995 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.11	Amended and Restated Purchase Agreement dated as of March 18, 1998 between Fingerhut Receivables, Inc., as Buyer and Fingerhut Companies, Inc., as Seller (incorporated by reference to Exhibit 10(d) to Fingerhut Receivables, Inc. Registration Statement on Form S-1)	Exhibit 10.15 to the May 1999 Form 10-Q

10.12	Amended and Restated Bank Receivables Purchase Agreement dated as of March 18, 1998 between Fingerhut Companies, Inc., as Buyer, and Axsys National Bank (formerly Fingerhut National Bank), as Seller (incorporated by reference to Exhibit 10(e) to Fingerhut Receivables, Inc. Registration Statement)	Exhibit 10.16 to the May 1999 Form 10-Q

10.13	Reassignment of Receivables, dated as of October 27, 2000, by and between Fingerhut Receivables, Inc. and The Bank of New York	Exhibit 10.4 to the October 2000 Form 10-Q

10.14	Depository Agreement, dated as of December 31, 1992, among Deerfield Funding Corporation, now known as Seven Hills Funding Corporation (“Seven Hills”), the Company, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository	Exhibit 10.15 to Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 30, 1993 (“1992 Form 10-K”)

10.15	Liquidity Agreement, dated as of December 31, 1992, among Seven Hills, the Company, the financial institutions named therein, and Credit Suisse, New York Branch, as Liquidity Agent	Exhibit 10.16 to 1992 Form 10-K

10.16	Pledge and Security Agreement, dated as of December 31, 1992, among Seven Hills, the Company, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository and Collateral Agent, and the Liquidity Agent	Exhibit 10.17 to 1992 Form 10-K

10.17	Commercial Paper Dealer Agreement, dated as of December 31, 1992, among Seven Hills, the Company, and Goldman Sachs Money Markets, L.P.	Exhibit 10.18 to 1992 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.18	Commercial Paper Dealer Agreement, dated as of November 2, 2001, between Seven Hills, the Company and Banc One Capital Markets, Inc.

10.19	Commercial Paper Dealer Agreement, dated as of November 15, 2001, between Seven Hills, the Company and Credit Suisse First Boston

10.20	Receivables Purchase Agreement, dated as of January 22, 1997, among FDS Bank (successor in interest to FDS National Bank) and Prime II Receivables Corporation (“Prime II”)	Exhibit 10.19 to the 1996 Form 10-K

10.21	Class A Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class A Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.20 to the 1996 Form 10-K

10.22	Class B Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class B Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.21 to the 1996 Form 10-K

10.23	Class A Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.6 to the July 1999 Form 10-Q

10.23.1	First Amendment to Class A Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.7 to the July 1999 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.23.2	Second Amendment to Class A Certificate Purchase Agreement, dated as of October 10, 2000, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, Market Street Funding Corporation, as Class A Purchaser, and PNC Bank, National Association, as Agent	Exhibit 10.27.2 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for fiscal year ended February 3, 2001 (the “2000 Form 10-K”)

10.24	Class B Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.8 to the July 1999 Form 10-Q

10.24.1	First Amendment to Class B Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.9 to the July 1999 Form 10-Q

10.24.2	Second Amendment to Class B Certificate Purchase Agreement, dated as of October 10, 2000, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, Market Street Funding Corporation, as Class B Purchaser, and PNC Bank, National Association, as Agent	Exhibit 10.28.2 to the 2000 Form 10-K

10.25	Pooling and Servicing Agreement, dated as of January 22, 1997, (the “Prime II Pooling and Servicing Agreement”) among Prime II, FDS Bank (successor in interest to FDS National Bank) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee	Exhibit 10.22 to the 1996 Form 10-K

10.26	Series 1997-1 Variable Funding Supplement, dated as of January 22, 1997, to the Prime II Pooling and Servicing Agreement	Exhibit 10.23 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.26.1	First Amendment to Series 1997-1 Variable Funding Supplement, dated as of June 19, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.4 to the July 2000 Form 10-Q

10.27	Series 1999-1 Variable Funding Supplement, dated as of July 6, 1999, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the July 1999 Form 10-Q

10.27.1	First Amendment to Series 1999-1 Variable Funding Supplement, dated as of August 1, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.3 to the July 2000 Form 10-Q

10.28	Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company	Exhibit 10.25 to the 1996 Form 10-K

10.29	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Goldman Sachs & Co., as Dealer	Exhibit 10.2 to the May 1999 Form 10-Q

10.30	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Banc One Capital Markets, Inc. (successor in interest to First Chicago Capital Markets, Inc.), as Dealer	Exhibit 10.3 to the May 1999 Form 10-Q

10.31	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and J.P. Morgan Securities Inc. (formerly known as Chase Securities, Inc.), as Dealer	Exhibit 10.4 to the May 1999 Form 10-Q

10.32	Tax Sharing Agreement	Exhibit 10.10 to Form 10

10.33	Ralphs Tax Indemnification Agreement	Exhibit 10.1 to Form 10

10.34	Account Purchase Agreement dated as of May 10, 1991, by and among Monogram Bank, USA, Macy’s, Macy Credit Corporation, Macy Funding, Macy’s California, Inc., Macy’s Northeast, Inc., Macy’s South, Inc., Bullock’s Inc., I. Magnin, Inc., Master Servicer, and Macy Specialty Stores, Inc. **	Exhibit 19.2 to Macy’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1991 (File No. 33-6192), as amended under cover of Form 8, dated October 3, 1991 (“Macy’s May 1991 Form 10-Q”)

Exhibit
Number	Description	Document if Incorporated by Reference

10.35	Amended and Restated Credit Card Program Agreement, dated as of June 4, 1996, among GE Capital Consumer Card Co. (“GE Bank”), FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc., and MSS-Delaware, Inc. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 1996 (the “August 1996 Form 10-Q”)

10.36	Amended and Restated Trade Name and Service Mark License Agreement, dated as of June 4, 1996, among the Company, GE Bank and General Electric Capital Corporation (“GE Capital”)	Exhibit 10.2 to the August 1996 Form 10-Q

10.37	FACS Credit Services and License Agreement, dated as of June 4, 1996, by and among GE Bank, GE Capital and FACS Group, Inc. **	Exhibit 10.3 to the August 1996 Form 10-Q

10.38	FDS Guaranty, dated as of June 4, 1996	Exhibit 10.4 to the August 1996 Form 10-Q

10.39	GE Capital Credit Services and License Agreement, dated as of June 4, 1996, among GE Capital, FDS Bank (successor in interest to FDS National Bank), the Company and FACS Group, Inc. **	Exhibit 10.5 to the August 1996 Form 10-Q

10.40	GE Capital/ GE Bank Credit Services Agreement, dated as of June 4, 1996, among GE Capital and GE Bank **	Exhibit 10.6 to the August 1996 Form 10-Q

10.41	Amended and Restated Commercial Accounts Agreement, dated as of June 4, 1996, among GE Capital, the Company, FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc. and MSS-Delaware, Inc. **	Exhibit 10.7 to the August 1996 Form 10-Q

10.42	Agreement and Plan of Merger, dated as of February 10, 1999, among the Company, Bengal Subsidiary Corporation and Fingerhut Companies, Inc. (incorporated by reference to Exhibit (c)(I) of the Schedule 14D-1, filed by the Company and Bengal on February 18, 1999)	Exhibit 10.1 to the May 1999 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.43	1992 Executive Equity Incentive Plan *	Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed November 27, 1991, as amended

10.44	1995 Executive Equity Incentive Plan, as amended and restated as of May 19, 2000 *	Appendix A to the Company’s proxy statement on Schedule 14A, filed April 19, 2000 (the “1999 Proxy Statement”)

10.45	1992 Incentive Bonus Plan, as amended and restated as of May 19, 2000 *	Exhibit B to the 1999 Proxy Statement

10.46	Form of Severance Agreement *	Exhibit 10.33 to the 1994 Form 10-K

10.47	Form of Indemnification Agreement *	Exhibit 10.14 to Form 10

10.48	Senior Executive Medical Plan *	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990

10.49	Employment Agreement, dated as of August 27, 1999, between James M. Zimmerman and the Company *	Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000

10.49.1	Amended Exhibit A, dated as of June 8, 2001, to the Employment Agreement dated August 27, 1999, between James M. Zimmerman and the Company

10.50	Employment Agreement, dated as of April 1, 2000, between Terry J. Lundgren and the Company *	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2000

10.51	Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 to 1993 Form 10-K

10.52	Form of Severance Agreement (for Executives and Key Employees other than the Executive Officers) *	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the “1998 Form 10-K”)

10.53	Form of Second Amended and Restated Severance Agreement (for the Executive Officers) *	Exhibit 10.45 to the 1998 Form 10-K

10.54	Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997 *	Exhibit 10.46 to the 1996 Form 10-K

10.55	Executive Deferred Compensation Plan, as amended *	Exhibit 10.47 to the 1996 Form 10-K

10.56	Profit Sharing 401(k) Investment Plan (amending and restating the Retirement Income and Thrift Incentive Plan) effective as of April 1, 1997 *	Exhibit 10.48 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.57	Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997 *	Exhibit 10.49 to the 1996 Form 10-K

21	Subsidiaries

22	Consent of KPMG LLP

23	Powers of Attorney

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

By:	/s/ DENNIS J. BRODERICK

Dennis J. Broderick
Senior Vice President, General Counsel and Secretary

Date: April 17, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 17, 2002.

Signature	Title

* James M. Zimmerman	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director
* Terry J. Lundgren	President/Chief Operating Officer and Chief Merchandising Officer and Director
* Ronald W. Tysoe	Vice Chairman, Finance and Real Estate and Director
* Karen M. Hoguet	Senior Vice President and Chief Financial Officer
* Joel A. Belsky	Vice President and Controller (principal accounting officer)
* Meyer Feldberg	Director
* Earl G. Graves, Sr.	Director
* Sara Levinson	Director
* Joseph Neubauer	Director
* Joseph A. Pichler	Director
* Karl M. von der Heyden	Director
* Craig E. Weatherup	Director
* Marna C. Whittington	Director

     * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ DENNIS J. BRODERICK

Dennis J. Broderick
Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report	F-2
Independent Auditors’ Report	F-3
Consolidated Statements of Operations for the 52 Weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-4
Consolidated Balance Sheets at February 2, 2002 and February 3, 2001	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the 52 Weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-6
Consolidated Statements of Cash Flows for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-7
Notes to Consolidated Financial Statements	F-8

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

James M. Zimmerman

Chairman and Chief Executive Officer

Karen M. Hoguet

Senior Vice President, Chief Financial Officer

Joel A. Belsky

Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Federated Department Stores, Inc.:

      We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the fifty-two week period ended February 2, 2002, the fifty-three week period ended February 3, 2001 and the fifty-two week period ended January 29, 2000. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for the fifty-two week period ended February 2, 2002, the fifty-three week period ended February 3, 2001 and the fifty-two week period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Cincinnati, Ohio

February 26, 2002

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

Net sales	$15,651	$16,638	$16,029

Cost of sales:
Recurring	9,531	9,955	9,576
Inventory valuation adjustments	53	–	–

Total cost of sales	9,584	9,955	9,576
Selling, general and administrative expenses	4,801	4,912	4,760
Asset impairment and restructuring charges	162	80	–

Operating income	1,104	1,691	1,693
Interest expense	(331)	(327)	(320)
Interest income	7	6	13

Income from continuing operations before income taxes and extraordinary item	780	1,370	1,386
Federal, state and local income tax expense	(262)	(549)	(561)

Income from continuing operations before extraordinary item	518	821	825
Discontinued operations:
Loss from discontinued operations, net of tax effect	(14)	(1,005)	(30)
Loss on disposal of discontinued operations, including $292 million of estimated operating losses during the phase-out period, net of tax effect	(770)	–	–
Extraordinary item, net of tax effect	(10)	–	–

Net income (loss)	$(276)	$(184)	$795

Basic earnings (loss) per share:
Income from continuing operations	$2.65	$4.01	$3.92
Loss from discontinued operations	(4.01)	(4.91)	(.14)
Extraordinary item	(.05)	–	–

Net income (loss)	$(1.41)	$(.90)	$3.78

Diluted earnings (loss) per share:
Income from continuing operations	$2.59	$3.97	$3.76
Loss from discontinued operations	(3.92)	(4.86)	(.14)
Extraordinary item	(.05)	–	–

Net income (loss)	$(1.38)	$(.89)	$3.62

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	February 2, 2002	February 3, 2001

ASSETS
Current Assets:
Cash	$636	$222
Accounts receivable	2,379	2,435
Merchandise inventories	3,376	3,626
Supplies and prepaid expenses	124	121
Deferred income tax assets	21	4
Net assets of discontinued operations	744	1,436

Total Current Assets	7,280	7,844

Property and Equipment – net	6,506	6,621
Intangible Assets – net	683	617
Other Assets	575	492

Total Assets	$15,044	$15,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,012	$1,117
Accounts payable and accrued liabilities	2,645	2,642
Income taxes	57	245

Total Current Liabilities	3,714	4,004

Long-Term Debt	3,859	3,845
Deferred Income Taxes	1,345	1,362
Other Liabilities	562	541
Shareholders’ Equity	5,564	5,822

Total Liabilities and Shareholders’ Equity	$15,044	$15,574

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

						Accumulated
		Additional			Unearned	Other	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Comprehensive	Shareholders’
	Stock	Capital	Equity	Stock	Stock	Income (Loss)	Equity

Balance at January 30, 1999	$2	$4,406	$2,032	$(720)	$(1)	$(10)	$5,709
Net Income			795				795
Minimum pension liability adjustment, net of income tax effect						10	10

Total comprehensive income							805
Stock repurchases				(267)			(267)
Stock issued under stock plans		52		(4)	(9)		39
Stock issued upon exercise of warrants	1	233					234
Restricted stock plan amortization					3		3
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		16					16
Equity issued in acquisition		12					12

Balance at January 29, 2000	3	4,719	2,827	(990)	(7)	–	6,552
Net loss			(184)				(184)
Minimum pension liability adjustment, net of income tax effect						(2)	(2)

Total comprehensive loss							(186)
Stock repurchases				(601)			(601)
Stock issued under stock plans		8		8	(5)		11
Stock issued upon exercise of warrants		35					35
Restricted stock plan amortization					6		6
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		4					4

Balance at February 3, 2001	3	4,766	2,643	(1,582)	(6)	(2)	5,822
Net loss			(276)				(276)
Minimum pension liability adjustment, net of income tax effect						(10)	(10)

Total comprehensive loss							(286)
Stock repurchases				(297)			(297)
Stock issued under stock plans		55		(3)	(10)		42
Stock issued upon exercise of warrants		267					267
Restricted stock plan amortization					5		5
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		10					10

Balance at February 2, 2002	$3	$5,098	$2,367	$(1,881)	$(11)	$(12)	$5,564

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

Cash flows from operating activities:
Net income (loss)	$(276)	$(184)	$795
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	784	1,005	30
Depreciation and amortization	657	617	628
Amortization of intangible assets	28	31	36
Amortization of financing costs	7	6	6
Amortization of unearned restricted stock	4	3	1
Asset impairment and restructuring charges	215	80	–
Loss on early extinguishment of debt	10	–	–
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	83	(105)	(126)
(Increase) decrease in merchandise inventories	305	(258)	(109)
Increase in supplies and prepaid expenses	–	–	(5)
Increase in other assets not separately identified	(52)	(25)	(27)
Increase (decrease) in accounts payable and accrued liabilities not separately identified	(236)	(23)	240
Increase (decrease) in current income taxes	(181)	19	127
Increase in deferred income taxes	17	174	146
Increase (decrease) in other liabilities not separately identified	7	(8)	(7)

Net cash provided by operating activities	1,372	1,332	1,735

Cash flows from investing activities:
Purchase of property and equipment	(615)	(720)	(745)
Acquisition of Liberty House, Inc., net of cash acquired	(175)	–	–
Capitalized software	(36)	(66)	(37)
Investments in companies	–	(4)	(37)
Disposition of property and equipment	55	70	46

Net cash used by investing activities	(771)	(720)	(773)

Cash flows from financing activities:
Debt issued	1,000	750	1,516
Financing costs	(16)	(6)	(10)
Debt repaid	(1,140)	(361)	(525)
Increase (decrease) in outstanding checks	37	(38)	(3)
Acquisition of treasury stock	(299)	(603)	(267)
Issuance of common stock	323	53	290

Net cash provided (used) by financing activities	(95)	(205)	1,001

Net cash provided by continuing operations	506	407	1,963
Net cash used by discontinued operations	(92)	(358)	(2,097)

Net increase (decrease) in cash	414	49	(134)
Cash beginning of period	222	173	307

Cash end of period	$636	$222	$173

Supplemental cash flow information:
Interest paid	$351	$345	$329
Interest received	7	6	13
Income taxes paid (net of refunds received)	221	351	327

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

      Federated Department Stores, Inc. (the “Company”) is a retail organization operating department stores that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods.

      The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company from time to time invests in companies engaged in complementary businesses. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments are carried at cost. The Company’s investments in companies engaged in complementary businesses amounted to approximately $10 million at February 2, 2002 and $17 million at February 3, 2001 (see Note 4). All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

      Fingerhut Companies, Inc., a wholly-owned subsidiary, is being accounted for as a discontinued operation (see Note 2). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations for all periods presented.

      Cash includes cash and liquid investments with original maturities of three months or less.

      The Company offers credit to its customers under regular 30-day and revolving accounts. Such revolving accounts are accepted on customary revolving credit terms and offer the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers may make scheduled minimum payments and incur finance charges which are competitive with other retailers. Minimum payments vary from 2.5% to 100.0% of the account balance, depending on the size of the balance. The Company also offers credit on deferred billing terms for periods not to exceed one year. Such accounts are convertible to revolving credit, if unpaid, at the end of the deferral period. Finance charge income is treated as a reduction of selling, general and administrative expenses.

      The Company evaluates the collectibility of its accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Delinquent accounts are generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. The Company reserves for doubtful accounts based on a loss-to-collections rate. At February 2, 2002, a 0.1 percentage point change in the loss-to-collections rate would impact the reserve for doubtful accounts by $2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and contains estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

      Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded.

      Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that minimize shrinkage experience. Physical inventories are taken within each merchandise department at least twice annually and inventory records are adjusted accordingly.

      The Company receives cash or allowances from merchandise vendors as purchase price adjustments and in connection with cooperative advertising programs. Purchase price adjustments are credited to cost of sales and cooperative advertising payments are credited against advertising expense.

      Depreciation and amortization are provided primarily on a straight-line basis over the shorter of estimated asset lives or related lease terms. Estimated asset lives range from 15 to 50 years for buildings and building equipment and 3 to 15 years for fixtures and equipment. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets.

      The Company receives contributions from developers and merchandise vendors to fund building improvements and the construction of vendor shops. Such contributions are netted against the capital expenditures.

      The carrying value of long-lived assets are periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      For long-lived assets held for disposal, whether by abandonment or sale, an impairment charge is recorded if the carrying amount of the assets exceeds its fair value less costs to sell. Such valuations include estimations of fair values, costs to dispose, and time periods over which to sell the assets. In addition, liabilities such as severance, contractual obligations and other accruals associated with store closings arise from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.

      Intangible assets are amortized on a straight-line basis over their estimated lives (see Note 9). The Company reviews the carrying value of goodwill and other intangibles for impairment whenever significant events or changes occur which might impair recovery of recorded asset costs. The Company assesses the recoverability of the carrying value of goodwill based upon estimates of future discounted cash flows from related operations.

      In 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for all business combinations initiated after June 30, 2001 and for fiscal years beginning after December 15, 2001, respectively. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated lives.

      The Company capitalizes purchased and internally developed software and amortizes such costs to expense on a straight-line basis over 2-5 years. Capitalized software is included in other assets.

      The Company is self-insured for workers compensation and public liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

      The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is recognized in the financial statements over an employee’s term of service with the Company.

      Sales of merchandise are recorded at the time of delivery and reported net of merchandise returns. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.

      Advertising and promotional costs amounted to $750 million for the 52 weeks ended February 2, 2002, $808 million for the 53 weeks ended February 3, 2001 and $784 million for the 52 weeks ended January 29, 2000, respectively. Department store non-direct response advertising and promotional costs are expensed as incurred. Direct response advertising and promotional costs for Bloomingdale’s By Mail are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Shipping and handling fees and costs do not represent a significant portion of the Company’s operations and both items have consistently been included in selling, general and administrative expenses. Shipping and handling fees amounted to $43 million, $44 million and $43 million for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000, respectively. Shipping and handling costs amounted to $41 million, $42 million and $43 million for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000, respectively.

      Financing costs are amortized on a straight-line basis over the life of the related debt.

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

      The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations (see Note 15).

      Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent year.

      Effective February 4, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements (see Note 17). Based on the Company’s minimal use of derivatives, the adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Discontinued Operations

      On January 16, 2002, the Company announced the planned disposition of the operations of Fingerhut Companies, Inc. (“Fingerhut”) through sale or liquidation. In connection with this announcement, the Company recorded a $770 million loss, which is net of income tax benefit of $435 million, or $3.85 per diluted share, representing the write-down of certain core catalog assets, severance, lease cancellation and real estate carrying costs related to the core catalog operations, the expected losses on the sale of the other catalog operations as well as an accrual for estimated operating losses during the phase-out period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The $770 million loss on disposal includes management’s best estimates of the amounts expected to be realized on the sale or wind-down of assets and businesses of the Fingerhut operations as well as estimates regarding the timing of those dispositions. Currently, assuming a buyer cannot be found, the Fingerhut core catalog business liquidation is planned for completion during the second or third quarter of fiscal year 2002 and the credit operation liquidation is planned for completion within four years. Fingerhut’s other operations, including Arizona Mail Order, Figi’s, and Popular Club Plan, are anticipated to be sold as ongoing businesses by the end of fiscal year 2002. The amounts the Company will ultimately realize could differ in the coming twelve months from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

      Included in the loss on disposal are losses related to Fingerhut’s core catalog accounts receivable portfolio through the four year wind-down period. The calculated loss includes estimates regarding customer payment rates, write-off rates, finance charge income, late fee income, and operating expenses, such as collection costs, necessary to carry out the wind-down of the portfolio. These estimates were based on a third party offer to purchase the portfolio, historical experience and industry data where available.

      The estimated loss from the Fingerhut core catalog operations during the wind-down period includes assumptions of revenues to be earned and estimated expenses to be incurred based on historical experience as well as through detailed departmental plans regarding the costs necessary to complete the liquidation in the planned timeframe.

      Losses on inventory were recognized based on estimated recovery values expected to be received from a third party liquidator. Write-downs of property, plant and equipment were based on historical recovery rates for similar liquidations of personal property and brokerage quotes, where available, for real estate properties. Other assets, such as tradenames, customer lists, supplies, prepaid expenses, and capitalized software, were written-down to estimated net realizable value, which in some cases was zero due to their lack of marketability.

      The loss on sale of the Fingerhut subsidiaries was estimated using market value quotes from an investment bank, projected net book values of each subsidiary at the expected sale dates, and expenses necessary to disconnect the subsidiaries’ support functions from Fingerhut’s core catalog operations.

      Severance and retention were estimated based on the current workforce, employment needs through the wind-down period, employment agreements where applicable, years of service, and estimated payout based on the general severance and retention plan offered to employees. Remaining lease obligations or contractual cancellation penalties were estimated based on a review of the contract terms in place.

      The after-tax loss from discontinued operations for the 52 weeks ended February 2, 2002 was $14 million, or $.07 per diluted share.

      Estimated interest expense has been allocated to discontinued operations based upon the debt balances attributable to those operations.

      Results of the Fingerhut operations have been classified as discontinued operations, and prior periods have been restated. Federated acquired Fingerhut on March 18, 1999. Discontinued operations include Fingerhut sales which totaled $1,244 million for the 52 weeks ended February 2, 2002, $1,769 million for the 53 weeks ended February 3, 2001 and $1,687 million for the 52 weeks ended January 29, 2000. The loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

from discontinued operations was $22 million, net of an income tax benefit of $8 million for the 52 weeks ended February 2, 2002, $1,257 million, net of an income tax benefit of $252 million for the 53 weeks ended February 3, 2001 and $40 million, net of an income tax benefit of $10 million for the 52 weeks ended January 29, 2000.

      During the 53 weeks ended February 3, 2001, the Company recorded asset impairment and restructuring charges related to its Fingerhut business totaling $882 million, $35 million of which were included in cost of sales. In response to a significant credit delinquency problem associated with Fingerhut’s core catalog operations, the Company reevaluated the long-term operating projections of, and performed an asset impairment analysis for, each Fingerhut business. This analysis included projected future undiscounted and discounted cash flows disaggregated for each Fingerhut business unit under a variety of operating assumptions, under a two-step impairment test.

      First, using undiscounted projected future cash flows for each Fingerhut business, management determined that an impairment existed for only one of the businesses, and a write-down of certain fixed assets and goodwill was recorded in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Secondly, using discounted projected cash flows at a discount rate commensurate with the Company’s cost of capital, management determined that an impairment existed at several other Fingerhut businesses, including the core catalog business, and a write-down of goodwill and credit file intangibles was recorded in accordance with APB Opinion No. 17, “Intangible Assets.”

      As a result of the above, the Company recorded asset write-downs of $673 million for goodwill and credit file intangibles and $18 million for Fingerhut fixed assets during the 53 weeks ended February 3, 2001. During this same period, the Company recorded a write-down of $105 million for certain public and non-public Fingerhut Internet-related and other venture capital investments as a result of the Company’s determination, based on uncertain financing alternatives and comparisons to their market values or market values of similar publicly traded businesses, that these equity investments were impaired on an other than temporary basis.

      The Company also recorded $86 million of restructuring costs during the 53 weeks ended February 3, 2001 related to the downsizing of the Fingerhut core catalog operations, including $35 million of inventory valuation adjustments as a part of cost of sales. The remaining $51 million of restructuring costs consisted of write-downs of property and other assets associated with the closing of collection and call centers and other duplicate facilities totaling $26 million, an adjustment to the carrying value of certain accounts receivable associated with a discontinued business amounting to $9 million and related severance costs totaling $16 million, of which $6 million had been paid to employees and $10 million was accrued as of February 3, 2001. The severance costs covered approximately 2,100 employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The net assets of Fingerhut included within discontinued operations are as follows:

	February 2,	February 3,
	2002	2001

	(millions)
Current assets	$2,134	$2,292
Other assets	265	582
Current liabilities	(1,118)	(261)
Total debt	(528)	(1,133)
Other liabilities	(9)	(44)

	$744	$1,436

3. Acquisition

      On July 9, 2001, the Company completed its acquisition of Liberty House, Inc. (“Liberty House”), a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. The total purchase price of the Liberty House acquisition was approximately $200 million, including the assumption of $17 million of borrowed indebtedness. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Liberty House have been included in the Company’s results of operations from the date of acquisition and the purchase price has been allocated to Liberty House’s assets and liabilities based on their estimated fair values as of that date. The amount of goodwill and other identifiable intangibles related to the Liberty House acquisition amounted to $95 million. Such goodwill has not been amortized, in accordance with the provisions of SFAS No. 142.

4. Asset Impairment and Restructuring Charges

      During the 52 weeks ended February 2, 2002, the Company incurred asset impairment and restructuring charges related to its department store business. These costs related primarily to the closing of its Stern’s department store division and subsequent integration into its Macy’s and Bloomingdale’s operations, the acquisition of Liberty House and subsequent integration into Macy’s and the reorganization of its department-store-related catalog and e-commerce operations.

      The Company recorded $215 million of restructuring charges during 2001, including $53 million of inventory valuation adjustments, primarily related to discontinued merchandise lines, as a part of cost of sales. The $53 million of inventory valuation adjustments includes $33 million related to the Stern’s conversion, $17 million related to the Liberty House integration and $3 million related to the catalog and e-commerce reorganization. The remaining $162 million of restructuring charges includes $38 million of costs associated with converting the Stern’s stores into Macy’s (including store remodeling costs, advertising, credit card issuance and promotion and other name change expenses), $35 million of costs to close and sell certain Stern’s stores, $18 million of severance costs related to the Stern’s closure, $9 million of Stern’s duplicate central office costs, $10 million of cost associated with converting the Liberty House stores into Macy’s (including advertising, credit card issuance and promotion and other name change expenses), $4 million of Liberty House duplicate central office costs, $40 million of fixed asset and capitalized software write-downs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

related to the catalog and e-commerce reorganization and $4 million of other exit costs associated with the catalog and e-commerce reorganization.

      Of the $18 million of Stern’s severance costs, covering approximately 2,500 people, $16 million had been paid to employees and $2 million was accrued as of February 2, 2002. As of February 2, 2002, $18 million of accruals related to other asset impairment and restructuring charges remained unpaid.

      During the 53 weeks ended February 3, 2001, the Company decided to close its Stern’s department store division, converting 19 of Stern’s 24 locations to Macy’s and Bloomingdales, and recorded asset impairment and restructuring charges totaling $54 million. Of this amount, $43 million relates to impairment losses of Stern’s stores which the Company expected to close and sell, $5 million represents an adjustment to the carrying value of certain accounts receivable which would be uncollectable because of the division closing, and $6 million relates to lease termination and other liabilities for the stores the Company expected to close, none of which had been paid as of February 3, 2001. During this same period, the Company recorded a write-down of $26 million for certain venture capital investments as a result of the Company’s determination, based on uncertain financing alternatives and comparisons to their market value or market values of similar publicly traded businesses, that these equity investments were impaired on an other than temporary basis.

5. Extraordinary Item

      The extraordinary item for the 52 weeks ended February 2, 2002 represents costs of $16 million, net of income tax benefit of $6 million, associated with the repurchase of the $350 million 6.125% Term Enhanced ReMarketable Securities.

6. Accounts Receivable

	February 2,	February 3,
	2002	2001

	(millions)
Due from customers	$2,305	$2,291
Less allowance for doubtful accounts	79	71

	2,226	2,220
Other receivables	153	215

	$2,379	$2,435

      Sales through the Company’s credit plans were $4,154 million for the 52 weeks ended February 2, 2002, $4,384 million for the 53 weeks ended February 3, 2001 and $4,245 million for the 52 weeks ended January 29, 2000. The credit plans relating to certain operations of the Company are owned by a third party. Finance charge income amounted to $361 million for the 52 weeks ended February 2, 2002, $349 million for the 53 weeks ended February 3, 2001 and $327 million and for the 52 weeks ended January 29, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Changes in the allowance for doubtful accounts are as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)
Balance, beginning of year	$71	$63	$77
Charged to costs and expenses	128	106	83
Net uncollectible balances written off	(120)	(98)	(97)

Balance, end of year	$79	$71	$63

7. Inventories

      Merchandise inventories were $3,376 million at February 2, 2002, compared to $3,626 million at February 3, 2001. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 or the 52 weeks ended January 29, 2000.

8. Properties and Leases

	February 2,	February 3,
	2002	2001

	(millions)
Land	$972	$992
Buildings on owned land	2,387	2,347
Buildings on leased land and leasehold improvements	1,674	1,698
Fixtures and equipment	4,257	4,095
Leased properties under capitalized leases	81	73

	9,371	9,205
Less accumulated depreciation and amortization	2,865	2,584

	$6,506	$6,621

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Minimum rental commitments (excluding executory costs) at February 2, 2002, for noncancellable leases are:

	Capitalized	Operating
	Leases	Leases	Total

	(millions)
Fiscal year:
2002	$12	$162	$174
2003	11	155	166
2004	10	149	159
2005	9	139	148
2006	7	142	149
After 2006	51	1,924	1,975

Total minimum lease payments	100	$2,671	$2,771

Less amount representing interest	43

Present value of net minimum capitalized lease payments	$57

      Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($6 million) and long-term ($51 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $1 million on capitalized leases and $43 million on operating leases.

      Rental expense consists of:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$2	$3	$3
Operating leases –
Minimum rentals	160	159	142
Contingent rentals	22	21	23

	184	183	168

Less income from subleases –
Capitalized leases	2	3	3
Operating leases	20	22	20

	22	25	23

	$162	$158	$145

Personal property — Operating leases	$22	$23	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9. Intangible Assets

	February 2,	February 3,
	2002	2001

	(millions)
Goodwill	$508	$415
Identifiable intangibles	460	458

	968	873
Less accumulated amortization	285	256

	$683	$617

      Goodwill has been amortized on a straight-line basis over its estimated useful life, ranging from 20 to 40 years. Identifiable intangibles include tradenames and customer lists and have been amortized on a straight-line basis over their estimated useful lives, ranging from 7 to 40 years. The Company reviews the carrying value of goodwill and other intangibles for impairment whenever significant events or changes occur which might impair recovery of recorded asset costs. The Company recorded $94 million of tax benefits as a reduction to goodwill during the 53 weeks ended February 3, 2001 (see Note 12).

      Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will discontinue the practice of amortizing goodwill and indefinite lived intangible assets and will initiate an annual review for impairment. Impairment will be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period.

      Application of the nonamortization provisions of SFAS No. 142, beginning in the first quarter of 2002, is expected to result in reductions to annual goodwill amortization of $28 million and an increase in annual income from continuing operations of approximately $24 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

10. Financing

      The Company’s debt, excluding the debt of Fingerhut which is included in discontinued operations, was as follows:

	February 2,	February 3,
	2002	2001

	(millions)
Short-term debt:
Receivables backed financings	$598	$609
8.125% Senior Notes due 2002	400	–
Capital lease and other short-term obligations	14	8
6.125% Term Enhanced ReMarketable Securities	–	350
10.0% Senior Notes due 2001	–	110
Commercial Paper Program	–	40

	$1,012	$1,117

Long-term debt:
Receivables backed financings	$400	$997
6.625% Senior notes due 2008	500	–
6.625% Senior notes due 2011	500	–
8.5% Senior notes due 2003	450	450
6.9% Senior debentures due 2029	400	400
6.3% Senior notes due 2009	350	350
8.5% Senior notes due 2010	350	350
7.45% Senior debentures due 2017	300	300
7.0% Senior debentures due 2028	300	300
6.79% Senior debentures due 2027	250	250
8.125% Senior notes due 2002	–	400
Capital lease and other long-term obligations	59	48

	$3,859	$3,845

      Interest expense was as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)
Interest on debt	$321	$318	$310
Amortization of financing costs	7	6	6
Interest on capitalized leases	6	7	7

	334	331	323
Less interest capitalized on construction	3	4	3

	$331	$327	$320

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)

Fiscal year:
2003	$453
2004	252
2005	402
2006	1
2007	–
After 2007	2,700

      During the 52 weeks ended February 2, 2002, the Company issued debt totaling $1,000 million, consisting of $500 million of 6.625% Senior Notes due 2008 and $500 million of 6.625% Senior Notes due 2011. The Company repaid debt of $1,140 million in 2001, consisting principally of $649 million of net short-term borrowings, the $350 million 6.125% Term Enhanced ReMarketable Securities and $110 million of 10% Senior Notes.

      The Company’s bank credit agreements require the Company to maintain certain financial ratios. At February 2, 2002, the Company was well within these covenants. Management believes that the likelihood of the Company defaulting on a debt covenant is not probable absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and callable.

      The following summarizes certain components of the Company’s debt:

Receivables Backed Financings

      Receivables backed financings classified as short-term debt consist of current amounts due under certain receivables backed certificates issued by a subsidiary of the Company together with receivables backed commercial paper issued by a subsidiary of the Company (of which none and $370 million were outstanding as of February 2, 2002 and February 3, 2001, respectively). At February 2, 2002, the short-term receivables backed financings bear interest at 6.76%. Receivables backed financings classified as long-term debt consist of receivables backed certificates issued by a subsidiary of the Company, which certificates represent undivided interests in a master trust originated by such subsidiary, bear interest at 6.70% and mature in November 2005.

Bank Credit Agreements

      The Company and certain financial institutions are parties to (i) the Five-Year Credit Agreement, pursuant to which such financial institutions have provided the Company with a $1,200 million revolving loan facility which expires June 29, 2006 (the “Five-Year Facility”) and (ii) the 364-Day Credit Agreement, pursuant to which such financial institutions have provided the Company with a $400 million revolving loan facility which expires June 28, 2002, and must be extended annually (the “364-Day Facility” and, together with the Five-Year Facility, the “Revolving Loan Facilities”). The Company’s obligations under the Revolving Loan Facilities are not secured or guaranteed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      As of February 2, 2002 and February 3, 2001, there were no revolving credit loans outstanding under the Revolving Loan Facilities. However, there were $46 million and $45 million of standby letters of credit outstanding under the Revolving Loan Facilities at February 2, 2002 and February 3, 2001, respectively. Revolving loans under the Revolving Loan Facilities bear interest based on published rates.

Commercial Paper

      The Company established a $1,600 million program for the issuance from time to time of unsecured commercial paper. The issuance of commercial paper under the program will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Revolving Loan Facilities by an amount equal to the principal amount of such commercial paper. As of February 2, 2002 and February 3, 2001, there was none and $40 million, respectively, of such commercial paper outstanding.

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

      In order to facilitate comparisons with major competitors, the Company structured and finances its non-proprietary credit card receivables using an off-balance sheet arrangement which currently is set to expire in 2002. However, the Company intends to extend the arrangement. Under this arrangement, FDS Bank, a subsidiary of the Company, sells its non-proprietary credit card receivables to a wholly-owned special purpose entity which in turn transfers the purchased receivables to a bankruptcy-remote, qualified special purpose entity (the “trust”). The special purpose entity has sold interests in the trust to two unrelated bank commercial paper conduit programs. Proceeds from this sale plus excess cash flow from the trust are used to buy the receivables from FDS Bank. The two commercial paper conduit programs have agreed to buy interests in the trust of up to $600 million in the aggregate. These interests are variable and fluctuate with the level of receivables. The trust has issued three classes of certificates: Class A, Class B and Class C certificates. The bank conduit programs hold the Class A and Class B certificates and the Company holds the Class C certificates, which are subordinated interests that serve as a credit enhancement to the Class A and Class B certificates and expose the Company’s retained trust assets to possible credit losses. The Company also holds a required 2% seller’s interest and the residual interest in the trust. The investors and the trust have no recourse against the Company beyond the trust assets. In order to maintain the committed level of securitized assets, the Company reinvests cash collections on securitized accounts in additional balances. During the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001, proceeds from collections which were reinvested amounted to $3,057 million and $2,734 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The issuance of the certificates to outside investors is considered to be a sale, which results in an immaterial gain to the Company. The Company also retains servicing responsibilities for which it receives annual servicing fees, approximating 2% of the outstanding balances. During the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001, $12 million and $11 million, respectively, of servicing fees were received.

      As of February 2, 2002, the securitized non-proprietary credit card balances were $630 million and the related retained interest included in other assets was $111 million. As of February 3, 2001, the securitized non-proprietary credit card balances were $580 million and the related retained interest included in other assets was $80 million. For the 52 weeks ended February 2, 2002, the net charge-offs related to the non-proprietary credit card receivables were $24 million and the delinquency rate at February 2, 2002 was 3.0%. For the 53 weeks ended February 3, 2001, the net charge-offs related to the non-proprietary credit card receivables were $19 million and the delinquency rate at February 3, 2001 was 2.6%.

      The Company intends to hold its Class C certificates and contractually required seller’s interest to maturity. The residual interest is considered available-for-sale. Due to the revolving nature of the underlying credit card receivables, the high principal payment rate and the reserve for anticipated credit losses, the carrying value of the Company’s retained interest in transferred credit card receivables approximates fair value and is included in other assets. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001 include the estimated payment rate, anticipated credit losses and the discount rate applied to the residual cash flows. The weighted average estimated payment rate was 42.1% for the 52 weeks ended February 2, 2002 and 42.7% for the 53 weeks ended February 3, 2001, anticipated credit losses averaged 5.2% for the 52 weeks ended February 2, 2002 and 4.4% for the 53 weeks ended February 3, 2001 and the discount rate used on the residual cash flows was 10.5% for the 52 weeks ended February 2, 2002 and 11.0% for the 53 weeks ended February 3, 2001.

      For each 0.1 percentage point change in anticipated credit losses, the Company’s retained interest in securitized receivables at February 2, 2002 would change by $1 million. The anticipated credit losses are the primary variable assumption that is subject to a sensitivity analysis.

      As of February 2, 2002 and February 3, 2001, purchased interests of $500 million and $484 million, respectively, were held by third parties under this off-balance sheet arrangement.

      There were also $22 million and $32 million of trade letters of credit outstanding at February 2, 2002 and February 3, 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

11. Accounts Payable and Accrued Liabilities

	February 2,	February 3,
	2002	2001

	(millions)
Merchandise and expense accounts payable	$1,677	$1,724
Liabilities to customers	378	359
Taxes other than income taxes	103	107
Accrued wages and vacation	93	94
Accrued interest	80	69
Other	314	289

	$2,645	$2,642

      Liabilities to customers include an estimated allowance for future sales returns of $43 million and $42 million at February 2, 2002 and February 3, 2001, respectively. Adjustments to the allowance for future sales returns, which amounted to a charge of $1 million for the 52 weeks ended February 2, 2002 and January 29, 2000 and a credit of $1 million for the 53 weeks ended February 3, 2001, are reflected in cost of sales.

12. Taxes

      Income tax expense is as follows:

	52 Weeks Ended			53 Weeks Ended			52 Weeks Ended
	February 2, 2002			February 3, 2001			January 29, 2000

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(millions)
Federal	$263	$(51)	$212	$474	$(23)	$451	$581	$(118)	$463
State and local	60	(10)	50	98	–	98	109	(11)	98

	$323	$(61)	$262	$572	$(23)	$549	$690	$(129)	$561

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000 to income from continuing operations before income taxes and extraordinary item. The reasons for this difference and their tax effects are as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)
Expected tax	$273	$480	$485
State and local income taxes, net of federal income tax benefit	37	63	64
Permanent difference arising from the amortization of intangible assets	6	7	9
Disposition of a subsidiary	(44)	–	–
Other	(10)	(1)	3

	$262	$549	$561

      In connection with the Stern’s restructuring, income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company’s investment in Stern’s Department Stores, Inc. upon disposition.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 2,	February 3,
	2002	2001

	(millions)
Deferred tax assets:
Operating loss carryforwards	$60	$46
Accrued liabilities accounted for on a cash basis for tax purposes	181	148
Postretirement benefits other than pensions	135	145
Allowance for doubtful accounts	58	31
Capitalized lease debt	21	24
Other	171	114

Total gross deferred tax assets	626	508

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(1,304)	(1,319)
Merchandise inventories	(151)	(141)
Deductible intangibles	(124)	(126)
Prepaid pension expense	(93)	(69)
Other	(278)	(211)

Total gross deferred tax liabilities	(1,950)	(1,866)

Net deferred tax liability	$(1,324)	$(1,358)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      During the year ended February 3, 2001, the Company recorded an additional $94 million of tax benefits related to an acquired enterprise’s net operating loss carryforwards (“NOLs”) and reduced goodwill accordingly. As of February 2, 2002, the Company had NOLs of approximately $171 million which are available through 2009.

13. Retirement Plans

      The Company has a defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a defined benefit supplementary retirement plan which include benefits, for certain employees, in excess of qualified plan limitations. For the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000 net retirement expense for these plans totaled $22 million, $27 million and $35 million, respectively.

      Measurement of plan assets and obligations for the Pension Plan and the defined benefit supplementary retirement plan are calculated as of December 31 of each year. The discount rates used to determine the actuarial present value of projected benefit obligations under such plans were 7.25% as of December 31, 2001 and 7.50% as of December 31, 2000. The assumed weighted average rate of increase in future compensation levels was 5.8% as of December 31, 2001 and 5.0% as of December 31, 2000 for the Pension Plan and 7.7% as of December 31, 2001 and 5.0% as of December 31, 2000 for the defined benefit supplementary retirement plan. The long-term rate of return on assets (Pension Plan only) was 9.75% as of December 31, 2001 and December 31, 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pension Plan

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plan as of December 31, 2001 and 2000:

	2001	2000

	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,368	$1,295
Service cost	35	34
Interest cost	97	98
Plan amendments	1	–
Actuarial loss	10	71
Benefits paid	(114)	(130)

Projected benefit obligation, end of year	$1,397	$1,368
Changes in plan assets (primarily stocks, bonds and U.S. government securities)
Fair value of plan assets, beginning of year	$1,670	$1,811
Actual return on plan assets	(76)	(11)
Benefits paid	(114)	(130)

Fair value of plan assets, end of year	$1,480	$1,670

Funded status	$83	$302
Unrecognized net (gain) loss	149	(94)
Unrecognized prior service cost	2	2

Prepaid pension expense	$234	$210

      Net pension income for the Company’s Pension Plan included the following actuarially determined components:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)
Service cost	$35	$34	$35
Interest cost	97	98	92
Expected return on assets	(156)	(151)	(142)
Cost of special termination benefits	–	–	3

	$(24)	$(19)	$(12)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The Company’s policy is to fund the Pension Plan at or above the minimum required by law. For the 2001 and 2000 plan years, no funding contribution was required or made. Plan assets are held by independent trustees.

Supplementary Retirement Plan

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of December 31, 2001 and 2000:

	2001	2000

	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$137	$116
Service cost	5	4
Interest cost	12	9
Plan amendments	(1)	2
Actuarial loss	36	14
Benefits paid	(9)	(8)

Projected benefit obligation, end of year	$180	$137
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	9	8
Benefits paid	(9)	(8)

Fair value of plan assets, end of year	$–	$–

Funded status	$(180)	$(137)
Unrecognized net loss	65	36
Unrecognized prior service cost	2	4

Accrued benefit cost	$(113)	$(97)

Amounts recognized in the statement of financial position
Accrued benefit cost	$(135)	$(105)
Intangible asset	2	4
Accumulated other comprehensive income	20	4

Net amount recognized	$(113)	$(97)

      The accumulated benefit obligation for the supplementary retirement plan was $135 million and $105 million as of December 31, 2001 and December 31, 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Net pension costs for the supplementary retirement plan included the following actuarially determined components:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)
Service cost	$5	$4	$4
Interest cost	12	9	9
Amortization of prior service cost	2	2	1
Recognition of net actuarial loss	6	2	4

	$25	$17	$18

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

Savings Plans

      The Savings Plan includes a voluntary savings feature for eligible employees. The Company’s contribution is based on the Company’s annual earnings and the minimum contribution is 33 1/3% of an employee’s eligible savings. Expense for the Savings Plans amounted to $21 million for the 52 weeks ended February 2, 2002, $29 million for the 53 weeks ended February 3, 2001 and $29 million for the 52 weeks ended January 29, 2000.

Deferred Compensation Plan

      The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number it estimates will be needed for distribution on account of stock credits currently outstanding. At February 2, 2002 and February 3, 2001, the liability under the plan, which is reflected in other liabilities, was $34 million and $31 million, respectively. Expense for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000, was immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the postretirement obligations as of December 31, 2001 and 2000:

	2001	2000

	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$271	$270
Service cost	1	1
Interest cost	19	20
Actuarial loss	18	10
Benefits paid	(29)	(30)

Accumulated postretirement benefit obligation, end of year	$280	$271
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	29	30
Benefits paid	(29)	(30)

Fair value of plan assets, end of year	$–	$–

Funded status	$(280)	$(271)
Unrecognized net gain	(29)	(56)
Unrecognized prior service cost	(28)	(35)

Accrued benefit cost	$(337)	$(362)

      Net post retirement benefit expense included the following actuarially determined components:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)
Service cost	$1	$1	$1
Interest cost	19	20	20
Amortization of prior service cost	(7)	(7)	(7)
Recognition of net actuarial gain	(9)	(9)	(8)
Reduction for special termination benefits	–	–	(4)

	$4	$5	$2

      The discount rate used in determining the actuarial present value of unfunded postretirement benefit obligations was 7.25% as of December 31, 2001 and 7.50% as of December 31, 2000.

      The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs. For purposes of determining the present values of unfunded postretirement benefit obligations, the annual growth rate in the per capita cost of various components of such medical benefit obligations was assumed to range from 7.0% to 13.0% in the first year, and to decrease gradually for each such component to 6.0% by 2005 and to remain at that level thereafter. The foregoing growth-rate assumption has a significant effect on such determination. To illustrate, increasing such assumed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

growth rates by one percentage point would increase the present value of unfunded postretirement benefit obligation as of December 31, 2001 by $8 million and the net periodic postretirement benefit expense for 2001 by $1 million. Alternatively, decreasing such assumed growth rates by one percentage point would decrease the present value of unfunded postretirement benefit obligations as of December 31, 2001 by $8 million and the net periodic postretirement benefit expense for 2001 by $1 million.

      As permitted under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

15. Equity Plan

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

      Stock option transactions are as follows:

	52 Weeks Ended		53 Weeks Ended		52 Weeks Ended
	February 2, 2002		February 3, 2001		January 29, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

	(shares in thousands)
Outstanding, beginning of year	24,082.8	$36.08	17,307.1	$38.95	13,660.8	$36.72
Granted	3,995.0	42.91	8,248.3	30.08	5,775.0	41.13
Canceled	(958.1)	38.65	(1,055.4)	40.36	(658.8)	40.33
Exercised	(1,507.1)	28.57	(417.2)	25.97	(1,469.9)	26.10

Outstanding, end of year	25,612.6	$37.49	24,082.8	$36.08	17,307.1	$38.95

Exercisable, end of year	11,759.7	$36.58	9,040.5	$34.92	5,800.3	$31.33

Weighted average fair value of options granted during the year		$19.62		$14.33		$17.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following summarizes information about stock options which remain outstanding as of February 2, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercisable	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

	(thousands)			(thousands)
$11.63–25.00	1,604.4	2.5 years	$21.29	1,604.4	$21.29
25.01–40.00	14,130.7	7.1 years	32.56	6,572.9	33.56
40.01–79.44	9,877.5	7.6 years	47.19	3,582.4	48.95

      As of February 2, 2002, 8.3 million shares of Common Stock were available for additional grants pursuant to the Company’s equity plan, of which 105,300 shares were available for grant in the form of restricted stock. During the 52 weeks ended February 2, 2002, 234,278 shares of Common Stock were granted in the form of restricted stock, with 221,278 shares at a market value of $43.00 fully vesting after four years and 13,000 shares at a market value of $38.60 fully vesting after three years. During the 53 weeks ended February 3, 2001, 122,700 shares of Common Stock were granted in the form of restricted stock at a market value of $39.81 vesting ratably over a four-year period. During the 52 weeks ended January 29, 2000, 212,600 shares of Common Stock were granted in the form of restricted stock at market values ranging from $39.25 to $46.75 vesting ratably over a four-year period. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plan.

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

		52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
		February 2, 2002	February 3, 2001	January 29, 2000

		(millions, except per share data)
Net income (loss)	As Reported	$(276)	$(184)	$795
	Pro forma	(323)	(226)	758

Basic earnings (loss) per share	As Reported	(1.41)	(.90)	3.78
	Pro forma	(1.65)	(1.11)	3.60

Diluted earnings (loss) per share	As Reported	(1.38)	(.89)	3.62
	Pro forma	(1.62)	(1.09)	3.45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

Dividend yield	–	–	–
Expected volatility	39.1%	37.0%	32.5%
Risk-free interest rate	4.6%	6.3%	5.4%
Expected life	6 years	6 years	6 years

16. Shareholders’ Equity

      The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share, with 265.0 million shares of Common Stock issued and 200.8 million shares of Common Stock outstanding at February 2, 2002 and 254.4 million shares of Common Stock issued and 197.6 million shares of Common Stock outstanding at February 3, 2001 (with shares held in the Company’s treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

      The Company purchased 7.4 million shares of its Common Stock in 2001 at a cost of approximately $300 million and 17.6 million shares of its Common Stock in 2000 at an approximate cost of $600 million, under its stock repurchase program. On May 18, 2001, the Board of Directors approved a $500 million increase to the current stock repurchase program increasing the authorization to $1,500 million. As of February 2, 2002, the Company had approximately $600 million of the $1,500 million authorization remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

      In 2001, the Company issued 9.0 million shares of its Common Stock upon the exercise of the Company’s Series D warrants. In 2000, the Company issued 1.0 million shares of its Common Stock upon the exercise of the Company’s Series B Warrants.

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

      Changes in the number of shares held in the treasury are as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(thousands)
Balance, beginning of year	26,735.3	9,439.9	3,819.4
Additions:
Repurchase program	7,408.0	17,573.3	5,631.7
Restricted stock	32.7	42.7	5.8
Deferred compensation plans	13.9	9.1	4.1
Distributions through stock plans	(19.1)	(329.7)	(21.1)

Balance, end of year	34,170.8	26,735.3	9,439.9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding. Changes in the number of shares held in the trust are as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(thousands)
Balance, beginning of year	554.1	483.8	434.5
Additions	45.1	96.2	63.6
Distributions	(39.2)	(25.9)	(14.3)

Balance, end of year	560.0	554.1	483.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The estimated fair values of certain financial instruments of the Company are as follows:

	February 2, 2002			February 3, 2001

	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

	(millions)
Long-term debt	$3,808	$3,808	$3,893	$3,797	$3,797	$3,799
Interest rate cap agreements	375	–	–	375	1	1
Interest rate swap agreements	600	1	1	–	–	–

      The interest rate cap agreements are used, in effect, to hedge interest rate risk related to a portion of the variable rate indebtedness under the Company’s Receivables Backed Financings.

      The interest rate swap agreements are used, in effect, to convert a portion of the Company’s fixed-rate debt to variable rate debt.

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

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and customer accounts receivable. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments. Credit risk with respect to customer accounts receivable is concentrated in the geographic regions in which the Company operates stores. Such concentrations, however, are considered to be limited because of the Company’s large number of customers and their dispersion across many regions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

18. Earnings Per Share

      The reconciliation of basic earnings per share to diluted earnings per share based on income from continuing operations before extraordinary item is as follows:

	52 Weeks Ended			53 Weeks Ended			52 Weeks Ended
	February 2, 2002			February 3, 2001			January 29, 2000

	Income		Shares	Income		Shares	Income		Shares

	(millions, except per share data)
Income from continuing operations before extraordinary item and average number of shares outstanding	$518		195.1	$821		204.3	$825		210.0
Shares to be issued under deferred compensation plans			.6			.5			.4

	$518		195.7	$821		204.8	$825		210.4
Basic earnings per share		$2.65			$4.01			$3.92

Effect of dilutive securities:
Warrants			1.8			1.1			6.9
Stock options			2.1			1.1			2.3

	$518		199.6	$821		207.0	$825		219.6
Diluted earnings per share		$2.59			$3.97			$3.76

      In addition to the warrants and stock options reflected in the foregoing table, stock options to purchase 10.0 million, 9.2 million and 4.7 million shares of common stock at prices ranging from $35.31 to $79.44 per share were outstanding at February 2, 2002, February 3, 2001 and January 29, 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

19. Quarterly Results (unaudited)

      Unaudited quarterly results for the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001, were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(millions, except per share data)
52 Weeks Ended February 2, 2002:
Net sales	$3,556	$3,488	$3,475	$5,132
Cost of sales	2,177	2,135	2,143	3,129
Selling, general and administrative expenses	1,175	1,113	1,192	1,321
Asset impairment and restructuring charges (see Note 4)	26	27	14	95
Income from continuing operations	58	124	26	310
Discontinued operations (a)	–	(14)	(13)	(757)
Net income (loss)	58	110	3	(447)
Basic earnings (loss) per share:
Income from continuing operations	.30	.63	.13	1.57
Net income (loss)	.30	.56	.02	(2.27)
Diluted earnings (loss) per share:
Income from continuing operations	.29	.62	.13	1.55
Net income (loss)	.29	.55	.02	(2.23)

53 Weeks Ended February 3, 2001:
Net sales	$3,573	$3,679	$3,782	$5,604
Cost of sales	2,152	2,173	2,295	3,335
Selling, general and administrative expenses	1,152	1,104	1,218	1,438
Asset impairment and restructuring charges (see Note 4)	–	–	–	80
Income from continuing operations	118	194	109	400
Discontinued operations (a)	(29)	(131)	(777)	(68)
Net income (loss)	89	63	(668)	332
Basic earnings (loss) per share:
Income from continuing operations	.56	.94	.54	2.01
Net income (loss)	.42	.31	(3.32)	1.67
Diluted earnings (loss) per share:
Income from continuing operations	.55	.93	.54	1.99
Net income (loss)	.41	.30	(3.32)	1.65

(a)	Discontinued operations include the after-tax operations of Fingerhut Companies, Inc. The fourth quarter of 2001 includes the estimated after-tax loss on the disposal of discontinued operations of $770 million.