Form 10-Q
period 2002-05-04
FEDERATED DEPARTMENT STORES INC /DE/
filed 2002-06-18
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2054

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 4, 2002.

FEDERATED DEPARTMENT STORES, INC.
7 West Seventh St.
Cincinnati, Ohio 45202
(513) 579-7000
and
151 West 34th Street
New York, New York 10001
(212) 494-1602

Delaware (State of Incorporation)	1-13536 (Commission File No.)	13-3324058 (I.R.S. Employer Identification Number)

The Registrant has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

201,495,594 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of June 1, 2002.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended May 4, 2002	13 Weeks Ended May 5, 2001

Net Sales	$3,453	$3,556

Cost of sales:

Recurring	2,078	2,158

Inventory valuation adjustments related to Stern's closure	-	19

Total cost of sales	2,078	2,177

Selling, general and administrative expenses	1,154	1,175

Restructuring charges	-	26

Operating Income	221	178

Interest expense	(78)	(81)

Interest income	4	3

Income from continuing operations before income taxes	147	100

Federal, state and local income tax expense	(58)	(42)

Income from continuing operations	89	58

Discontinued operations	-	-

Net Income	$ 89	$ 58

		(Continued)

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income (continued)
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended May 4, 2002	13 Weeks Ended May 5, 2001

Basic earnings per share:
Income from continuing operations	$ .44	$ .30
Income from discontinued operations	-	-
Net income	$ .44	$ .30

Diluted earnings per share:
Income from continuing operations	$ .43	$ .29
Income from discontinued operations	-	-
Net income	$ .43	$ .29

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	May 4,	February 2,	May 5,
	2002	2002	2001
ASSETS:
Current Assets:
Cash	$ 1,009	$ 636	$ 448
Accounts receivable	2,156	2,379	2,248
Merchandise inventories	3,640	3,376	3,882
Supplies and prepaid expenses	139	124	126
Deferred income tax assets	19	21	2
Assets of discontinued operations	1,389	1,812	2,574
Total Current Assets	8,352	8,348	9,280

Property and Equipment - net	6,416	6,506	6,513
Goodwill - net	305	305	224
Other Intangible Assets - net	378	378	385
Other Assets	613	575	521

Total Assets	$16,064	$16,112	$16,923

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 1,006	$ 1,012	$ 1,129
Accounts payable and accrued liabilities	2,712	2,645	2,742
Income taxes	9	57	104
Liabilities of discontinued operations	894	1,068	971
Total Current Liabilities	4,621	4,782	4,946

Long-Term Debt	3,859	3,859	4,342
Deferred Income Taxes	1,349	1,345	1,329
Other Liabilities	567	562	541
Shareholders' Equity	5,668	5,564	5,765

Total Liabilities and Shareholders' Equity	$16,064	$16,112	$16,923

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	13 Weeks Ended May 4, 2002	13 Weeks Ended May 5, 2001
Cash flows from continuing operating activities:
Net income	$ 89	$ 58
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	-	-
Depreciation and amortization	164	161
Amortization of intangible assets	-	7
Amortization of financing costs	2	1
Amortization of unearned restricted stock	1	1
Restructuring charges	-	45
Changes in assets and liabilities:
Decrease in accounts receivable	223	190
Increase in merchandise inventories	(264)	(256)
Increase in supplies and prepaid expenses	(15)	(4)
Increase in other assets not separately identified	(21)	(15)
Increase (decrease) in accounts payable and accrued liabilities not separately identified	27	(15)
Decrease in current income taxes	(48)	(140)
Increase (decrease) in deferred income taxes	6	(31)
Increase in other liabilities not separately identified	5	1
Net cash provided by continuing operating activities	169	3

Cash flows from continuing investing activities:
Purchase of property and equipment	(81)	(53)
Capitalized software	(11)	(18)
Net cash used by continuing investing activities	(92)	(71)

Cash flows from continuing financing activities:
Debt issued	-	624
Financing costs	-	(7)
Debt repaid	(8)	(113)
Increase in outstanding checks	41	73
Acquisition of treasury stock	(1)	(147)
Issuance of common stock	15	31
Net cash provided by continuing financing activities	47	461

(Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	13 Weeks Ended May 4, 2002	13 Weeks Ended May 5, 2001

Net cash provided by continuing operations	124	393
Net cash provided (used) by discontinued operations	249	(167)
Net increase in cash	373	226
Cash at beginning of period	636	222

Cash at end of period	$1,009	$ 448

Supplemental cash flow information:
Interest paid	$ 104	$ 95
Interest received	4	2
Income taxes paid (net of refunds received)	56	205

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)
  Summary of Significant Accounting Policies

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (the "2001 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2001 10-K.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 4, 2002 and May 5, 2001 (which do not include the Christmas season) are not indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 weeks ended May 4, 2002 and May 5, 2001, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

Certain reclassifications were made to prior year's amounts to conform with the classifications of such amounts for the most recent year.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds or amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. Management does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  Discontinued Operations

  On January 16, 2002, the Company announced the planned disposition of the operations of Fingerhut Companies, Inc. ("Fingerhut") through sale or liquidation. The Company expects to sell as ongoing businesses Fingerhut's Arizona Mail Order, Figi's and Popular Club Plan operations.

  The Company is in negotiations with third parties to sell selected assets of Fingerhut. The Company is also in negotiations to sell as ongoing businesses Arizona Mail Order, Figi's and Popular Club Plan. However, there can be no assurance that these negotiations will lead to consummated transactions.

  FEDERATED DEPARTMENT STORES, INC.

  Notes to Consolidated Financial Statements
  (Unaudited)

  The results of the Fingerhut operations have been classified as discontinued operations and prior periods have been restated. Discontinued operations included Fingerhut sales which totaled $266 million for the 13 weeks ended May 5, 2001. Estimated interest expense has been allocated to discontinued operations based upon the debt balances attributable to those operations. A loss on disposal of the Fingerhut operations was recorded in the fourth quarter of fiscal 2001. This loss included significant estimates for the wind-down of the operations of Fingerhut, the wind-down of the Fingerhut accounts receivable portfolio, estimated losses on the sale of inventory and property and equipment, severance and retention costs and the loss on the sale of the subsidiary catalogs. These estimates may be revised in subsequent quarters as new information becomes available and additional income or losses will be recorded within the discontinued operations line on the income statement.

  Effective February 3, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets." Upon adoption, the Company changed the presentation of the net assets of discontinued operations. All periods have been restated to reflect this statement.

  The net assets of Fingerhut included within discontinued operations are as follows:
	May 4, 2002	February 2, 2002	May 5, 2001
		(millions)

Current assets	$1,298	$1,715	$2,005
Other assets	91	97	569
Current liabilities	(423)	(518)	(204)
Total debt	(450)	(529)	(720)
Other liabilities	(21)	(21)	(47)
	$ 495	$ 744	$1,603

  Restructuring Charges

  The Company recorded $45 million of restructuring charges during the first quarter of 2001 related to the closure of the Stern's department store division and subsequent integration into its Macy's and Bloomingdale's operations, including $19 million of inventory valuation adjustments as a part of cost of sales. The remaining $26 million of restructuring charges included $8 million of duplicate central office costs, $8 million of severance costs and $4 million of advertising costs. Of the $8 million of severance costs incurred, covering approximately 300 employees, $5 million had been paid to employees and $3 million was accrued as of May 5, 2001.

  Of the $2 million Stern's severance costs and $18 million of other asset impairment and restructuring charges accrued as of February 2, 2002, $1 million and $1 million, respectively, has been paid and $1 million and $17 million, respectively, remain accrued as of May 4, 2002. The $17 million reserve that the Company still expects to pay out relates to liabilities associated with the disposition of Stern's properties.

  FEDERATED DEPARTMENT STORES, INC.

  Notes to Consolidated Financial Statements
  (Unaudited)

  Goodwill and Other Intangible Assets

Effective February 3, 2002, the Company adopted SFAS No. 142,"Goodwill and Other Intangible Assets." Upon adoption, the Company discontinued the practice of amortizing goodwill and indefinite lived intangible assets and determined that an impairment loss was not present. Impairment will be examined on an annual basis and more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period.

The following summarizes the Company's goodwill and other intangible assets and amortization expense:
	May 4, 2002	February 2, 2002	May 5, 2001
(millions)
Amortizing intangible assets
Customer lists	$ 2	$ 2	$ -
Less accumulated amortization	-	-	-
	$ 2	$ 2	$ -

Non-amortizing intangible assets
Goodwill	$ 305	$ 305	$ 224
Tradenames	376	376	385
	$ 681	$ 681	$ 609

	13 Weeks Ended May 4, 2002		13 Weeks Ended May 5, 2001
(millions)
Amortization expense
Continuing operations	$ -		$ 7
Discontinued operations	-		5
	$ -		$ 12

The customer lists are being amortized over their estimated useful life of 7 years.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

The following is an illustration of the impact on income from continuing operations and net income, including discontinued operations, as if the new accounting standard was effective beginning February 4, 2001:
	13 Weeks Ended May 4, 2002		13 Weeks Ended May 5, 2001
Income from continuing operations		(millions)
Reported income from continuing operations	$ 89		$ 58
Intangible asset and goodwill amortization	-		6
Adjusted income from continuing operations	$ 89		$ 64

Basic earnings per share:
Reported income from continuing operations	$ .44		$ .30
Intangible asset and goodwill amortization	-		.03
Adjusted income from continuing operations	$ .44		$ .33

Diluted earnings per share:
Reported income from continuing operations	$ .43		$ .29
Intangible asset and goodwill amortization	-		.03
Adjusted income from continuing operations	$ .43		$ .32

Net income
Reported net income	$ 89		$ 58
Intangible asset and goodwill amortization	-		9
Adjusted net income	$ 89		$ 67

Basic earnings per share:
Reported net income	$ .44		$ .30
Intangible asset and goodwill amortization	-		.04
Adjusted net income	$ .44		$ .34

Diluted earnings per share:
Reported net income	$ .43		$ .29
Intangible asset and goodwill amortization	-		.04
Adjusted net income	$ .43		$ .33

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	13 Weeks Ended
	May 4, 2002			May 5, 2001
	Income		Shares	Income		Shares
(millions, except per share data)
Income from continuing operations and average number of shares outstanding	$ 89		201.0	$ 58		197.5
Shares to be issued under deferred compensation plans	-		.6	-		.5
	$ 89		201.6	$ 58		198.0

Basic earnings per share		$ .44			$ .30

Effect of dilutive securities:
Warrants	-		-	-		2.9
Stock options	-		2.4	-		3.2
	$ 89		204.0	$ 58		204.1

Diluted earnings per share		$ .43			$ .29

In addition to the warrants and stock options reflected in the foregoing table, stock options to purchase 14.1 million and 4.6 million shares of common stock at prices ranging from $41.88 to $79.44 per share were outstanding at May 4, 2002 and May 5, 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "first quarter of 2002" and "first quarter of 2001" are to the Company's 13-week fiscal periods ended May 4, 2002 and May 5, 2001, respectively.

Results of Operations

Comparison of the 13 Weeks Ended May 4, 2002 and May 5, 2001

Net sales for the first quarter of 2002 totaled $3,453 million, compared to net sales of $3,556 million for the first quarter of 2001, a decrease of 2.9%. The overall sales trend in the first quarter of 2002 was negatively impacted by weakness in career women's apparel and dresses and men's sportswear. However, sales were relatively strong in private brands, young men's, kids, jewelry and furniture. On a comparable store basis (sales from stores in operation throughout the first quarter of 2001 and the first quarter of 2002), net sales for the first quarter of 2002 decreased 2.9% compared to the first quarter of 2001.

Cost of sales was 60.2% of net sales for the first quarter of 2002, compared to 61.2% for the first quarter of 2001. Cost of sales for the first quarter of 2001, excluding the $19 million Sterns inventory valuation adjustments, was 60.7%. The cost of sales rate in the first quarter of 2002 benefited from lower markdowns resulting from the lower inventory levels throughout the quarter. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 33.4% of net sales for the first quarter of 2002 compared to 33.0% for the first quarter of 2001. SG&A expenses decreased 1.8% in actual dollars compared to the first quarter of 2001, however, due to the lower sales level, SG&A expenses increased 0.4 percentage points as a percent of net sales. SG&A expenses in the first quarter of 2002 benefited from lower goodwill and intangible amortization as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Effective February 3, 2002, the Company ceased amortizing goodwill and indefinite lived intangible assets. SG&A expenses in the first quarter of 2001 included amortization expense of $7 million, 0.2% of net sales, related to goodwill and indefinite lived intangible assets. Although the Company was able to reduce certain expenses in the first quarter of 2002, such as advertising, the impact of higher occupancy related expenses, such as depreciation, rent, taxes and insurance, on the lower sales base, contributed to the higher SG&A rate.

The Company recorded $45 million of restructuring costs during the first quarter of 2001 related to the closure of the Stern's department store division and subsequent integration into its Macy's and Bloomingdale's operations, including $19 million of inventory valuation adjustments as a part of cost of sales. The remaining $26 million of restructuring costs included $8 million of duplicate central office costs, $8 million of severance costs and $4 million of advertising costs.

Net interest expense was $74 million for the first quarter of 2002, compared to $78 million for the first quarter of 2001.

The Company's effective income tax rate of 39.7% for the first quarter of 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and certain available credit facilities.

Net cash provided by operating activities in the first quarter of 2002 was $169 million, compared to the $3 million provided in the first quarter of 2001, reflecting higher income from continuing operations, a smaller decrease in income tax liabilities and a greater decrease in accounts receivable.

Net cash used by investing activities was $92 million for the first quarter of 2002. Investing activities for the first quarter of 2002 included purchases of property and equipment totaling $81 million and capitalized software of $11 million. Investing activities for the first quarter of 2001 included purchases of property and equipment totaling $53 million and capitalized software of $18 million. The Company opened four new department stores during the first quarter of 2002 and plans to open seven additional department stores, a home store and a furniture gallery during the remainder of 2002.

Net cash provided to the Company by all financing activities was $47 million for the first quarter of 2002. As of May 4, 2002, the Company had approximately $600 million of the $1,500 million stock repurchase program remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

Net cash provided to the Company by discontinued operations was $249 million for the first quarter of 2002, primarily due to customer payments on accounts receivable.

In order to facilitate comparisons with major competitors, the Company structured and finances its non-proprietary credit card receivables using an off-balance sheet arrangement which currently is set to expire in 2002. However, the Company is in the process of extending this arrangement. Under this arrangement, FDS Bank, a subsidiary of the Company, sells its non-proprietary credit card receivables to a wholly-owned special purpose entity which in turn transfers the purchased receivables to a bankruptcy-remote, qualified special purpose entity (the "trust"). The special purpose entity has sold interests in the trust to two unrelated bank commercial paper conduit programs. Proceeds from this sale plus excess cash flow from the trust are used to buy the receivables from FDS Bank. The two commercial paper conduit programs have agreed to buy interests in the trust of up to $600 million in the aggregate. These interests are variable and fluctuate with the level of receivables. As of May 4, 2002, the gross amount of receivables in the trust was $615 million, and the bank conduit programs held $469 million of interests. The trust has issued three classes of certificates: Class A, Class B and Class C certificates. The bank conduit programs hold the Class A and Class B certificates and the Company holds the Class C certificates. The Company also holds a required 2% seller's interest and the residual interest in the trust. The Company's interest is valued at $127 million and is included in other assets on the Company's Consolidated Balance Sheet as of May 4, 2002. The bank conduit programs held $417 million in Class A certificates and $52 million in Class B certificates as of May 4, 2002. The Company held the Class C certificate in the amount of $52 million, which certificate is subordinate to the Class A and Class B certificates. Beyond the value of the receivables in the trust, the bank conduit programs have no recourse back to the Company. All income from the sale of the receivables to the trust is accounted for in SG&A expenses.

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

Outlook

The Company expects to achieve earnings per share from continuing operations in 2002 of $3.40 to $3.65: 50 to 60 cents a share in the second quarter and $2.45 to $2.65 a share in the second half of the fiscal year, which ends February 1, 2003. Additionally, a comparable store sales increase of 1 to 1.5 percent is forecasted for 2002: flattish in the second quarter and up 3 to 3.5 percent in the second half of 2002. See "Forward-Looking Statements" for a discussion of matters that could cause actual results to vary from the Company's expectations.

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

On February 14 and February 26, 2002, two essentially identical shareholder derivative lawsuits were filed in a Minnesota state court, purportedly on behalf of the Company, naming as defendants the Company's directors, its Fingerhut subsidiary and certain officers of Fingerhut. The defendants have removed these lawsuits to the United States District Court for the District of Minnesota. The complaints allege that the defendants have breached their fiduciary duties to the Company in connection with the disposition of Fingerhut and seek an injunction to prevent the liquidation of Fingerhut or a sale of Fingerhut's assets other than as a going concern. The defendants and the Company have filed motions to dismiss the complaints. On April 5, 2002, the federal court denied a motion for a temporary restraining order to prevent Fingerhut from laying off approximately 3,300 employees. One of these lawsuits was voluntarily dismissed without prejudice in May 2002.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's stockholders was held on May 17, 2002. The Company's stockholders voted on the following items at such meeting:

(a) The stockholders approved the election of four Directors for a three-year term expiring at the 2005 Annual Meeting of the Company's stockholders. The votes for such elections were as follows: Meyer Feldberg - 113,296,326 votes in favor and 60,547,686 votes withheld; Terry J. Lundgren - 113,298,641 votes in favor and 60,545,371 votes withheld; Ronald W. Tysoe - 113,296,287 votes in favor and 60,547,725 votes withheld; and Marna C. Whittington - 113,301,428 votes in favor and 60,542,584 votes withheld.

(b) The stockholders ratified the employment of KPMG LLP as the Company's independent accountants for the fiscal year ending February 1, 2003. The votes for the ratification were 168,460,136, the votes against the ratification were 4,813,765, and the votes abstained were 570,112.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

(c) The stockholders approved the Company's 1992 Incentive Bonus Plan, as amended. The votes for the proposal were 163,698,966, the votes against the proposal were 8,954,852, and the votes abstained were 1,190,195.

(d) The stockholders approved a stockholder's proposal seeking the adoption of a system for the annual election of directors. The votes for the proposal were 136,943,579, the votes against the proposal were 17,805,210, and the votes abstained were 694,610.

(e) The stockholders rejected a stockholder's proposal to adopt and implement a code of corporate conduct based on certain International Labor Organization conventions. The votes for the proposal were 13,751,116, the votes against the proposal were 136,179,658, and the votes abstained were 5,512,624.

Item 5. Other Information

                    Forward-Looking Statements

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or war. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; and competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Forward-Looking Statements," "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

6. Exhibits and Reports on Form 8-K

      (a)          Exhibits

                    10.11           1992 Incentive Bonus Plan as amended and restated as of May 17, 2002                                         (incorporated by reference to Appendix A of the Company's Proxy Statement filed                                         April 17, 2002).*

* Constitutes a compensatory plan or arrangement.

     (b)           Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended May 4, 2002.

FEDERATED DEPARTMENT STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                                                        FEDERATED DEPARTMENT STORES, INC.

Date June 18, 2002                                                          /s/ Dennis J. Broderick
                                                                                                  Dennis J. Broderick
                                                                                  Senior Vice President, General Counsel
                                                                                                       and Secretary

                                                                                        /s/ Joel A. Belsky
                                                                                                     Joel A. Belsky
                                                                                       Vice President and Controller
                                                                                        (Principal Accounting Officer)