Form 10-Q
period 2002-08-03
FEDERATED DEPARTMENT STORES INC /DE/
filed 2002-09-17
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended August 3, 2002.

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

196,161,685 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 31, 2002.

PART I -- FINANCIAL INFORMATION

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001

Net Sales	$3,486	$3,488	$6,939	$7,044

Cost of sales:

Recurring	2,051	2,128	4,129	4,286

Inventory valuation adjustments related to Stern's closure	-	7	-	26

Total cost of sales	2,051	2,135	4,129	4,312

Selling, general and administrative expenses	1,135	1,113	2,289	2,288

Restructuring charges	-	27	-	53

Operating income	300	213	521	391

Interest expense	(83)	(78)	(161)	(159)

Interest income	5	-	9	3

Income from continuing operations before income taxes	222	135	369	235

Federal, state and local income tax expense	(89)	(11)	(147)	(53)

Income from continuing operations	133	124	222	182

Discontinued operations:

Loss from discontinued operations, net of tax effect	-	(14)	-	(14)

Income on disposal of discontinued operations, net of tax effect	149	-	149	-

Net Income	$ 282	$ 110	$ 371	$ 168

Basic earnings (loss) per share:
Income from continuing operations	$ .66	$ .63	$ 1.10	$ .93
Income (loss) from discontinued operations	.74	(.07)	.74	(.08)
Net income	$ 1.40	$ .56	$ 1.84	$ .85

Diluted earnings (loss) per share:
Income from continuing operations	$ .66	$ .62	$ 1.09	$ .90
Income (loss) from discontinued operations	.73	(.07)	.73	(.07)
Net income	$ 1.39	$ .55	$ 1.82	$ .83

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

Consolidated Balance Sheets
(Unaudited)

(millions)
	August 3,	February 2,	August 4,
	2002	2002	2001
ASSETS:
Current Assets:
Cash	$ 1,398	$ 636	$ 257
Accounts receivable	2,676	2,379	2,153
Merchandise inventories	3,657	3,376	3,813
Supplies and prepaid expenses	135	124	140
Deferred income tax assets	16	21	26
Assets of discontinued operations	593	1,812	2,452
Total Current Assets	8,475	8,348	8,841

Property and Equipment - net	6,389	6,506	6,541
Goodwill	305	305	289
Other Intangible Assets - net	378	378	384
Other Assets	544	575	563

Total Assets	$16,091	$16,112	$16,618

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 1,919	$ 1,012	$ 599
Accounts payable and accrued liabilities	2,731	2,645	2,698
Income taxes	42	57	116
Liabilities of discontinued operations	322	1,068	905
Total Current Liabilities	5,014	4,782	4,318

Long-Term Debt	3,402	3,859	4,713
Deferred Income Taxes	1,299	1,345	1,275
Other Liabilities	551	562	542
Shareholders' Equity	5,825	5,564	5,770

Total Liabilities and Shareholders' Equity	$16,091	$16,112	$16,618

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	26 Weeks Ended August 3, 2002	26 Weeks Ended August 4, 2001
Cash flows from continuing operating activities:
Net income	$ 371	$ 168
Adjustments to reconcile net income to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	(149)	14
Depreciation and amortization	331	321
Amortization of intangible assets	-	14
Amortization of financing costs	4	3
Amortization of unearned restricted stock	2	2
Restructuring charges	-	79
Changes in assets and liabilities:
Decrease in accounts receivable	308	309
Increase in merchandise inventories	(281)	(130)
Increase in supplies and prepaid expenses	(11)	(17)
Increase in other assets not separately identified	(27)	(36)
Increase (decrease) in accounts payable and accrued liabilities not separately identified	75	(105)
Decrease in current income taxes	(15)	(128)
Decrease in deferred income taxes	(41)	(72)
Increase (decrease) in other liabilities not separately identified	(11)	1
Net cash provided by continuing operating activities	556	423

Cash flows from continuing investing activities:
Purchase of property and equipment	(219)	(221)
Capitalized software	(23)	(32)
Increase in note receivable	(39)	-
Acquisition of Liberty House, Inc., net of cash acquired	-	(173)
Disposition of property and equipment	-	27
Net cash used by continuing investing activities	(281)	(399)

Cash flows from continuing financing activities:
Debt issued	-	672
Financing costs	-	(10)
Debt repaid	(35)	(353)
Increase in outstanding checks	13	49
Acquisition of treasury stock	(139)	(270)
Issuance of common stock	26	48
Net cash provided (used) by continuing financing activities	(135)	136

Net cash provided by continuing operations	140	160
Net cash provided (used) by discontinued operations	622	(125)
Net increase in cash	762	35
Cash at beginning of period	636	222

Cash at end of period	$1,398	$ 257

Supplemental cash flow information:
Interest paid	$ 175	$ 174
Interest received	9	3
Income taxes paid (net of refunds received)	55	219

Schedule of non cash investing and financing activities:
Consolidation of assets and debt of previously unconsolidated subsidiary	479	-
Debt assumed in acquisition	-	17

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

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 3, 2002 and August 4, 2001 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 26 weeks ended August 3, 2002 and August 4, 2001, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

Certain reclassifications were made to prior year's amounts to conform with the classifications of such amounts for the most recent year.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds or amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and clarifies the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  Discontinued Operations

On January 16, 2002, the Company announced the planned disposition of the operations of Fingerhut Companies, Inc. ("Fingerhut") through sale or liquidation. The results of the Fingerhut operations (including the Arizona Mail Order, Figi's and Popular Club Plan businesses conducted by its subsidiaries) have been classified as discontinued operations and prior periods have been restated.

A loss on disposal of the Fingerhut operations was recorded in the fourth quarter of fiscal 2001. This loss included significant estimates for the wind-down of the operations of Fingerhut, the wind-down of the Fingerhut accounts receivable portfolio, losses on the sale of inventory and property and equipment, severance and retention costs and losses on the sale of subsidiary catalog businesses. As sales transactions are consummated and estimates are revised, additional income or losses are recorded within the discontinued operations line on the income statement and the amount the Company expects to realize from the net assets of discontinued operations is adjusted accordingly.

During July 2002, the Company completed the sale of Fingerhut's core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and in a separate transaction completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from these sales and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations totaling $236 million of income before income taxes, or $149 million after income taxes.

The Company is currently in negotiations with third parties to sell as ongoing businesses Arizona Mail Order, Figi's and Popular Club Plan. However, there can be no assurance that these negotiations will lead to consummated transactions.

Effective February 3, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets." Upon adoption, the Company changed the presentation of the net assets of discontinued operations to a gross presentation. All periods have been reclassified to reflect this statement.

The net assets of Fingerhut included within discontinued operations are as follows:

	August 3, 2002	February 2, 2002	August 4, 2001
		(millions)

Current assets	$ 556	$ 1,715	$ 1,894
Other assets	37	97	558
Current liabilities	(322)	(539)	(252)
Total debt	-	(529)	(653)
	$ 271	$ 744	$ 1,547

The Company originally estimated operating losses during the phase-out period of $292 million, net of tax effect. Actual operating losses for the 26 weeks ended August 3, 2002 were approximately $27 million, net of tax effect, and are currently anticipated to be approximately $17 million, net of tax effect, for the remainder of fiscal 2002. The difference between the originally estimated operating loss and the current estimate, resulted from the earlier than planned disposition of Fingerhut assets and is reflected in the $149 million adjustment to the loss on disposal of discontinued operations discussed above.

Discontinued operations included Fingerhut sales which totaled $244 million for the 13 weeks ended August 4, 2001 and $510 million for the 26 weeks ended August 4, 2001. Estimated interest expense has been allocated to discontinued operations based upon the debt balances attributable to those operations. Interest expense allocated to discontinued operations was $21 million and $41 million for the 13 and 26 weeks ended August 4, 2001, respectively. For the 13 and 26 weeks ended August 4, 2001, the loss from discontinued operations was $23 million before income taxes and the associated tax benefit was $9 million.

  Acquisition

On July 9, 2001, the Company completed its acquisition of Liberty House, Inc. ("Liberty House"), a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. The total purchase price of the Liberty House acquisition was approximately $200 million, consisting of approximately $183 million of cash and the assumption of $17 million of borrowed indebtedness. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Liberty House have been included in the Company's results of operations from the date of acquisition and the purchase price has been allocated to Liberty House's assets and liabilities based on their estimated fair values as of that date. The amount of goodwill and other identified intangibles related to the Liberty House acquisition amounted to $95 million.

  Restructuring Charges

The Company recorded $79 million of restructuring charges during 2001, primarily related to the closure of the Stern's department store division, including $26 million of inventory valuation adjustments as a part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern's and that would not continue to be sold following the conversion of the Stern's stores to Macy's and Bloomingdale's stores. The remaining $53 million of restructuring charges includes $15 million of costs associated with converting the Stern's stores to Macy's stores (including advertising, credit card issuance and promotion and other name change expenses), $10 million of costs to close and sell certain Stern's stores, $9 million of duplicate central office costs and $15 million of severance costs related to the Stern's closure. Of the $15 million of severance costs recorded, covering approximately 2,250 people, $14 million had been paid to employees, and $1 million (relating to approximately 5 employees) was accrued as of August 4, 2001.

After giving effect to additional restructuring charges, at February 2, 2002, there was $2 million of Stern's severance costs (relating to approximately 50 employees) accrued, all of which had been paid as of August 3, 2002. Of the $18 million of other restructuring charges accrued as of February 2, 2002, $3 million has been paid and $15 million remains accrued as of August 3, 2002. The $15 million reserve that the Company still expects to pay out relates to liabilities associated with the disposition of Stern's properties.
  Taxes

In connection with the Stern's restructuring, income tax expense for the 13 and 26 weeks ended August 4, 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company's investment in Stern's Department Stores, Inc. upon disposition.

  Financing

  In 2002, the Company took certain actions which resulted in the consolidation of the Prime Credit Card Master Trust II (the "Trust") for financial reporting purposes. The principal assets and liabilities of the Trust consist of non-proprietary credit card receivables transferred by the Company to the Trust in transactions previously accounted for as sales under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and the related debt issued by the Trust. As a result of the Company's actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. These actions increased the Company's consolidated assets and debt by $479 million at July 5, 2002 and $457 million at August 3, 2002.

   7.    Goodwill and Other Intangible Assets

Effective February 3, 2002, the Company adopted SFAS No. 142,"Goodwill and Other Intangible Assets." Upon adoption, the Company discontinued the practice of amortizing goodwill and indefinite lived intangible assets and determined that an impairment loss was not present. Impairment will be examined on an annual basis and more frequently if certain indicators are encountered. Intangible assets with determinable useful lives will continue to be amortized over their estimated useful lives.

The following summarizes the Company's goodwill and other intangible assets and amortization expense:
	August 3, 2002	February 2, 2002	August 4, 2001
(millions)
Amortizing intangible assets
Customer lists	$ 2	$ 2	$ 2
Less accumulated amortization	-	-	-
	$ 2	$ 2	$ 2

Non-amortizing intangible assets
Goodwill	$ 305	$ 305	$ 289
Tradenames	376	376	382
	$ 681	$ 681	$ 671
	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
(millions)

Amortization expense
Continuing operations	$ -	$ 7	$ -	$ 14
Discontinued operations	-	6	-	11
	$ -	$ 13	$ -	$ 25

The customer lists are being amortized over their estimated useful life of 7 years.

The following is an illustration of the impact on income from continuing operations and net income, including discontinued operations, as if SFAS No. 142 was effective beginning February 4, 2001:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
(millions, except per share figures)
Income from continuing operations
Reported income from continuing operations	$ 133	$ 124	$ 222	$ 182
Intangible asset and goodwill amortization	-	6	-	12
Adjusted income from continuing operations	$ 133	$ 130	$ 222	$ 194

Basic earnings per share:
Reported income from continuing operations	$ .66	$ .63	$ 1.10	$ .93
Intangible asset and goodwill amortization	-	.03	-	.06
Adjusted income from continuing operations	$ .66	$ .66	$ 1.10	$ .99

Diluted earnings per share:
Reported income from continuing operations	$ .66	$ .62	$ 1.09	$ .90
Intangible asset and goodwill amortization	-	.03	-	.06
Adjusted income from continuing operations	$ .66	$ .65	$ 1.09	$ .96

Net income
Reported net income	$ 282	$ 110	$ 371	$ 168
Intangible asset and goodwill amortization	-	9	-	18
Adjusted net income	$ 282	$ 119	$ 371	$ 186

Basic earnings per share:
Reported net income	$ 1.40	$ .56	$ 1.84	$ .85
Intangible asset and goodwill amortization	-	.05	-	.10
Adjusted net income	$ 1.40	$ .61	$ 1.84	$ .95

Diluted earnings per share:
Reported net income	$ 1.39	$ .55	$ 1.82	$ .83
Intangible asset and goodwill amortization	-	.04	-	.09
Adjusted net income	$ 1.39	$ .59	$ 1.82	$ .92

8. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	13 Weeks Ended
	August 3, 2002			August 4, 2001
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding	$ 133		200.9	$ 124		194.0
Shares to be issued under deferred compensation plans	-		.6	-		.6
	$ 133		201.5	$ 124		194.6

Basic earnings per share		$ .66			$ .63

Effect of dilutive securities:
Warrants	-		-	-		2.5
Stock options	-		2.0	-		2.5
	$ 133		203.5	$ 124		199.6

Diluted earnings per share		$ .66			$ .62

	26 Weeks Ended
	August 3, 2002			August 4, 2001
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding	$ 222		201.0	$ 182		195.7
Shares to be issued under deferred compensation plans	-		.6	-		.6
	$ 222		201.6	$ 182		196.3

Basic earnings per share		$ 1.10			$ .93

Effect of dilutive securities:
Warrants	-		-	-		2.7
Stock options	-		2.1	-		2.8
	$ 222		203.7	$ 182		201.8

Diluted earnings per share		$ 1.09			$ .90

In addition to the warrants and stock options reflected in the foregoing table, stock options to purchase 13.8 million and 10.1 million shares of common stock at prices ranging from $40.44 to $79.44 per share were outstanding at August 3, 2002 and August 4, 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

Management's Discussion and Analysis

of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2002" and "second quarter of 2001" are to the Company's 13-week fiscal periods ended August 3, 2002 and August 4, 2001, respectively, and all references to "2002" and "2001" are to the Company's 26-week fiscal periods ended August 3, 2002 and August 4, 2001, respectively.

On January 16, 2002, the Company announced publicly its intention to dispose of Fingerhut and its subsidiaries. The decision to dispose of Fingerhut was based on management's determination that there was no longer any strategic value to Federated in retaining the Fingerhut operations and there was no expectation, based on Fingerhut's historical earnings and future prospects, that this business would contribute meaningfully to the Company's future financial performance. The plan of disposition approved by the Company's board of directors contemplated a disposal by liquidation of the Fingerhut core catalog operations and a disposal by sale of Fingerhut's three catalog subsidiaries, Arizona Mail Order, Figi's and Popular Club Plan.

The Company's Consolidated Financial Statements for all periods account for Fingerhut as a discontinued operation, as a result of the Company's decision to dispose of the Fingerhut operations. Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

On February 2, 2001, the Company decided to close its Stern's department store division, and to convert most of its Stern's stores to Macy's and Bloomingdale's stores, in order to expand and strengthen Macy's and Bloomingdale's.

On July 9, 2001, the Company completed its acquisition of Liberty House, a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. The total purchase price of the Liberty House acquisition was approximately $200 million, consisting of approximately $183 million of cash and the assumption of approximately $17 million of indebtedness. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Liberty House have been included in the Company's results of operations from the date of acquisition and the purchase price has been allocated to Liberty House's assets and liabilities based on their estimated fair values as of that date. All Liberty House stores were converted to Macy's stores in 2001.

Results of Operations

Comparison of the 13 Weeks Ended August 3, 2002 and August 4, 2001

Net income for the second quarter of 2002 totaled $282 million compared to $110 million for the second quarter of 2001.

Net sales for the second quarter of 2002 totaled $3,486 million, relatively flat compared to net sales of $3,488 million for the second quarter of 2001. The overall sales trend in the second quarter of 2002 was disappointing and negatively impacted by weaker economic conditions and below normal levels of clearance merchandise in the stores. Sales were relatively strong in private brands, furniture, jewelry and young men's. On a comparable store basis (sales from stores in operation throughout 2001 and 2002), net sales for the second quarter of 2002 decreased 2.8% compared to the second quarter of 2001.

Cost of sales was 58.8% of net sales for the second quarter of 2002, compared to 61.2% for the second quarter of 2001. Cost of sales for the second quarter of 2001, excluding the $7 million Sterns inventory valuation adjustments, was 61.0%. In the second quarter of 2002, the cost of sales rate and corresponding gross margin rate benefited from lower markdowns and lower shortage resulting from the lower inventory levels throughout the quarter. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 32.6% of net sales for the second quarter of 2002 compared to 31.9% for the second quarter of 2001. SG&A expenses increased 2.0% in actual dollars compared to the second quarter of 2001, reflecting the impact of higher occupancy related expenses, such as depreciation, rent, taxes and insurance. SG&A expenses in the second quarter of 2002 benefited from lower goodwill and intangible amortization as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Effective February 3, 2002, the Company ceased amortizing goodwill and indefinite lived intangible assets. SG&A expenses in the second quarter of 2001 included amortization expense of $7 million, 0.2% of net sales, related to goodwill and indefinite lived intangible assets.

The Company recorded $34 million of restructuring costs during the second quarter of 2001 primarily related to the closure of the Stern's department store division, including $7 million of inventory valuation adjustments as a part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern's and that would not continue to be sold following the conversion of the Stern's stores to Macy's and Bloomingdale's stores. The remaining $27 million of restructuring charges includes $8 million of costs associated with converting the Stern's stores to Macy's stores (including advertising, credit card issuance and promotion and other name change expenses), $10 million of costs to close and sell certain Stern's stores, $1 million of duplicate central office costs and $7 million of severance related to the Stern's closure.

Net interest expense was $78 million for the second quarter of 2002 and for the second quarter of 2001.

The Company's effective income tax rate of 39.6% for the second quarter of 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes. The Company's effective income tax rate of 8.0% for the second quarter of 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of its Stern's subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets. Income tax expense for the second quarter of 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company's investment in Stern's Department Stores, Inc. upon disposition.

During July 2002, the Company completed the sale of Fingerhut's core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and in a separate transaction completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from these sales and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations totaling $236 million of income before income taxes, or $149 million after income taxes.

Comparison of the 26 Weeks Ended August 3, 2002 and August 4, 2001

Net income for 2002 totaled $371 million compared to $168 million for 2001.

Net sales for 2002 totaled $6,939 million, compared to net sales of $7,044 million for 2001, a decrease of 1.5%. The overall sales trend in 2002 was disappointing and negatively impacted by weaker economic conditions, however, sales were relatively strong in private brands, furniture, jewelry and young men's. On a comparable store basis (sales from stores in operation throughout 2001 and 2002), net sales decreased 2.9% compared to 2001.

Cost of sales was 59.5% of net sales for 2002, compared to 61.2% for 2001. Cost of sales as a percent of net sales for department stores, excluding $26 million Stern's restructuring charges, was 60.8% in 2001. The cost of sales rate in 2002 benefited from lower markdowns resulting from the lower inventory levels throughout 2002. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 33.0% of net sales for 2002 compared to 32.5% for 2001. SG&A expenses in actual dollars for 2002 were relatively flat compared to 2001; however, due to the lower sales level, SG&A expenses increased 0.5 percentage points as a percent of net sales. SG&A expenses in 2002 benefited from lower goodwill and intangible amortization as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Effective February 3, 2002, the Company ceased amortizing goodwill and indefinite lived intangible assets. SG&A expenses in 2001 included amortization expense of $14 million, 0.2% of net sales, related to goodwill and indefinite lived intangible assets. The effect of the non-amortization provisions of SFAS No. 142 were offset by the impact of higher occupancy related expenses, such as depreciation, rent, taxes and insurance.

The Company recorded $79 million of restructuring costs during 2001, primarily related to the closure of the Stern's department store division, including $26 million of inventory valuation adjustments as part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern's and that would not continue to be sold following the conversion of the Stern's stores to Macy's and Bloomingdale's stores. The remaining $53 million of restructuring charges includes $15 million of costs associated with converting Stern's stores to Macy's stores (including advertising, credit card issuance and promotion and other name change expenses), $10 million of costs to close and sell certain Stern's stores, $9 million of duplicate central office costs and $15 million of severance costs related to the Stern's closure.

Net interest expense was $152 million for 2002, compared to $156 million for 2001, primarily due to lower levels of borrowings.

The Company's effective income tax rate of 39.7% for 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes. The Company's effective income tax rate of 22.4% for 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of its Stern's subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets. Income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company's investment in Stern's Department Stores, Inc. upon disposition.

During July 2002, the Company completed the sale of Fingerhut's core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and in a separate transaction completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from these sales and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations totaling $236 million of income before income taxes, or $149 million after income taxes.

          Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by continuing operating activities in 2002 was $556 million, compared to the $423 million provided in 2001, reflecting higher income from continuing operations, a smaller decrease in income tax liabilities, a greater increase in merchandise inventories and an increase in accounts payable and other accrued liabilities in 2002 versus a decrease in 2001.

Net cash used by continuing investing activities was $281 million for 2002. Investing activities for 2002 included purchases of property and equipment totaling $219 million, capitalized software of $23 million and the acceptance of a $39 million note receivable related to the sale of certain Fingerhut assets. Investing activities for 2001 included the acquisition of Liberty House, purchases of property and equipment totaling $221 million and capitalized software of $32 million. The Company opened seven new department stores and a furniture gallery during 2002 and plans to open six additional department stores and two home stores during the remainder of 2002.

Net cash used by the Company for all continuing financing activities was $135 million for 2002. The Company purchased 3.8 million shares of its Common Stock under its stock repurchase program during 2002 at an approximate cost of $139 million. As of August 3, 2002, the Company had approximately $460 million of the $1,500 million authorized for its stock repurchase program remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

Net cash provided to the Company by discontinued operations was $622 million for 2002, primarily due to the sale of Fingerhut's core catalog accounts receivable portfolio and the sale of various other Fingerhut assets.

In 2002, the Company took certain actions which resulted in the consolidation of the Prime Credit Card Master Trust II (the "Trust") for financial reporting purposes. The principal assets and liabilities of the Trust consist of non-proprietary credit card receivables transferred by the Company to the Trust in transactions previously accounted for as sales under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and the related debt issued by the Trust. As a result of the Company's actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. These actions increased the Company's consolidated assets and debt by $479 million at July 5, 2002 and $457 million at August 3, 2002.

Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements in both the near term and over the longer term. The Company's ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain its liquidity levels. Depending upon conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance existing indebtedness or for other corporate purposes.

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

Outlook

The Company expects to achieve earnings per share from continuing operations of $.35 to $.45 a share in the third quarter and $2.05 to $2.20 for the fourth quarter, which is consistent with the Company's prior guidance. The Company now expects a comparable store sales increase of 1 to 3 percent for the third and fourth quarters of 2002, given the current weakness in the economy and the Company's recent lower-than-anticipated sales trend. This compares to prior guidance of 3 to 3.5 percent for the same periods. In estimating comparable store sales and earnings per share, the Company assumed that general economic conditions and consumer confidence and demand would be such that sales would increase by the forecasted amounts. Additionally, the Company is assuming improvements in the gross margin rates for the third and fourth quarters, benefiting from lower inventory levels throughout the third and fourth quarters, with the year-end comparable store inventory levels expected to be relatively flat compared to the prior year. SG&A expenses are expected to increase by 1 to 3 percent in each quarter; however, the SG&A rate as a percent to net sales is expected to improve compared to last year in both the third and fourth quarters. The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Forward-Looking Statements" for a discussion of matters that could cause actual results to vary from the Company's expectations.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain members of its senior management have been named defendants in five substantially identical purported class action complaints filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions have been consolidated into a single case (In Re Federated Department Stores, Inc. Securities Litigation, Case No. 00-CV-6362 (RCC)) and a consolidated amended complaint (the "Complaint") has been filed. The Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at the Company's former Fingerhut subsidiary. The plaintiffs are seeking unspecified amounts of compensatory damages and costs, including legal fees. Management intends to defend vigorously against those allegations. A motion to dismiss the Complaint is pending. Discovery has not commenced.

On February 14 and February 26, 2002, two essentially identical shareholder derivative lawsuits were filed in a Minnesota state court, purportedly on behalf of the Company, naming as defendants the Company's directors, its Fingerhut subsidiary and certain officers of Fingerhut. The complaints alleged that the defendants breached their fiduciary duties to the Company in connection with the disposition of Fingerhut and sought an injunction to prevent the liquidation of Fingerhut or a sale of Fingerhut's assets other than as a going concern. The defendants removed these lawsuits to the United States District Court for the District of Minnesota (Wesenberg vs. Zimmerman, et al, Case No. 02-CV-527; Alaska Ironworkers Pension Trust vs. Zimmerman, et al; Case No. 02-CV-528). One of these lawsuits (Case No. 02-CV-528) was voluntarily dismissed without prejudice in May 2002. In the second lawsuit (Case No. 02-CV-527), the defendants filed a motion to dismiss, which was granted by the court on June 24, 2002. The plaintiff is appealing the dismissal of the second lawsuit.

Item 4. Controls and Procedures

The Company maintains a system of internal accounting controls, which is supported by a program of internal audits with appropriate management follow-up action, to provide reasonable assurance that the Company's assets are protected and transactions are properly recorded. The Company regularly monitors the effectiveness of these controls and from time to time modifies them in response to changes in circumstances or as appropriate opportunities for improvement are identified. Subsequent to February 2, 2002, there have been no significant changes in the Company's internal controls or to the Company's knowledge in other factors that could significantly affect these controls.

Item 5. Other Information

                   Forward-Looking Statements

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or war. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; and competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K

               A.  Exhibits

10.1    Amended and Restated 364-Day Credit Agreement, dated as of June 28, 2002, by and among the Company, as Borrower, the Initial Lenders Named Herein, as Initial Lenders, Citibank, N.A., as Administrative Agent and as Paying Agent, JPMorgan Chase Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, Bank of America, N.A., Credit Suisse First Boston and U.S. Bank National Association, as Documentation Agents, and Salomon Smith Barney, Inc. and J.P. Morgan Securities, Inc., as lead arrangers and bookrunners.

10.2     First Amendment to Pooling and Servicing Agreement, dated as of July 5, 2002, by and among Prime II Receivables Corporation, as Transferor, FDS Bank, as Servicer, and JPMorgan Chase Bank, as Trustee.

10.3     Third Amendment to Class A Certificate Purchase Agreement, dated as of July 30, 2002, by and among Prime II Receivables Corporation, as Transferor, FDS Bank, as Servicer, Market Street Funding Corporation, as Class A Purchaser, and PNC Bank, National Association, as Agent.

10.4    Third Amendment to Class B Certificate Purchase Agreement, dated as of July 30, 2002, by and among Prime II Receivables Corporation, as Transferor, FDS Bank, as Servicer, Market Street Funding Corporation, as Class B Purchaser, and PNC Bank, National Association, as Agent.

10.5     Second Amendment to Series 1997-1 Variable Funding Supplement, dated as of July 5, 2002, by and among Prime II Receivables Corporation, as Transferor, FDS Bank, as Servicer, and JPMorgan Chase Bank, as Trustee.

10.6     Second Amendment to Series 1999-1 Variable Funding Supplement, dated as of July 5, 2002, by and among Prime II Receivables Corporation, as Transferor, FDS Bank, as Servicer, and JPMorgan Chase Bank, as Trustee.

              B.  Reports on Form 8-K

No reports were filed on Form 8-K during the quarter ended August 3, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: September 17, 2002	By: /s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, James M. Zimmerman, Chief Executive Officer of Federated Department Stores, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Federated Department Stores, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 17, 2002	/s/ James M. Zimmerman
James M. Zimmerman

I, Karen M. Hoguet, Chief Financial Officer of Federated Department Stores, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Federated Department Stores, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 17, 2002	/s/ Karen M. Hoguet
Karen M. Hoguet