Form 10-K/A
period 2002-02-02
FEDERATED DEPARTMENT STORES INC /DE/
filed 2002-11-15
CIK 794367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment to
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

EXPLANATORY NOTE

This Amendment on Form 10-K/A to the Company’s Form 10-K for its fiscal year ended February 2, 2002 (the “Form 10-K”) amends and restates Items 1, 2, 3, 7 and 8 of the Form 10-K to provide incremental disclosure. In particular, the changes to the Company’s Consolidated Financial Statements incorporated by reference in Item 8 are limited to (i) the breakout of “asset impairment and restructuring charges” on the Company’s Consolidated Statements of Operations into “asset impairment charges” and “restructuring charges,” and the breakout of the components of shareholders’ equity on the Company’s Consolidated Balance Sheets and (ii) the provision of incremental disclosure in the Notes to such Consolidated Financial Statements. Except as otherwise expressly stated or where the context requires otherwise, the information in this Amendment speaks of April 17, 2002, the date on which the Form 10-K was filed with the Securities and Exchange Commission.

Item 1. Business.

         General. As of February 2, 2002, the Company, through its subsidiaries, operated 397 department stores and 62 furniture galleries and other specialty stores under the names “Bloomingdale’s,” “The Bon Marché,” “Burdines,” “Goldsmith’s,” “Lazarus,” “Macy’s” and “Rich’s.” The stores are located in 34 states, Puerto Rico and Guam, with 141 stores being located on the west coast, 109 stores in the southeast, 94 stores in the northeast, 53 stores in the midwest and the remaining 62 stores spread in other areas of the United States and its territories. The department stores sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States. The Company operates in one segment as an operator of department stores.

         During 2001, the Company closed its Stern’s department store division, converting most of its 24 store locations to Macy’s and Bloomingdale’s stores.

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

     On January 16, 2002, the Company’s Board of Directors approved a plan to dispose of the operations of Fingerhut, including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, which were acquired by the Company on March 18, 1999. The decision to dispose of these operations was based on management’s determination that there was no longer any strategic value to Federated in retaining them and there was no expectation, based on historical earnings and future prospects, that they would contribute meaningfully to the Company’s future financial performance. If the Company’s efforts to find a buyer for the Fingerhut core catalog operation are not successful, the Company will close the Fingerhut core catalog operation and wind down and collect out the related receivables portfolio. However, the Company expects to sell the operations of Arizona Mail Order, Figi’s and Popular Club Plan as ongoing businesses. Because the Fingerhut core catalog operation, the related receivables portfolio and the Arizona Mail Order, Figi’s and Popular Club Plan operations constitute a single business segment, the Company is treating the proposed disposition as a liquidation of the segment which contemplates separate sales of product lines included in the segment. The Company has entered into a non-binding letter of intent with a third party for the sale of Fingerhut as a going concern, and is currently engaged in negotiations with this party. However, there can be no assurance that this transaction will be consummated.

         Effective February 2, 2002, the Company began reporting Fingerhut as discontinued operations in the Company’s consolidated financial statements. The historical percentage of the Company’s consolidated net sales attributable to Fingerhut was 7% for the 52 weeks ended February 2, 2002, 10% for the 53 weeks ended February 3, 2001 and 10% for the 52 weeks ended January 29, 2000.

         The Company provides various support functions to its retail operating divisions (except Fingerhut) on an integrated, company-wide basis.

•	The Company’s financial and credit services subsidiary, FACS Group, Inc. (“FACS”), provides credit processing, collections, customer service and credit marketing services for the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary credit card accounts owned by the Company and credit processing, customer service and credit marketing for those accounts owned by GE Capital Consumer Card Co., (“GE Bank”). GE Bank owns all of the “Macy’s” credit card accounts originated prior to December 19, 1994, when R.H. Macy & Co., Inc. was acquired pursuant to a merger and an allocated portion of the “Macy’s” credit card accounts originated subsequent to such merger. In addition, FACS provides payroll and benefits services to the Company’s retail operating and service divisions.

•	The Company’s data processing subsidiary, Federated Systems Group, Inc. (“FSG”), provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service divisions.

•	Federated Merchandising Group (“FMG”), a division of the Company, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store franchises. FMG is also responsible for all of the private label development of the Company’s retail operating divisions.

However, Bloomingdale’s sources some of its private label merchandise through Associated Merchandising Corporation.

•	Federated Logistics and Operations, a division of a subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating divisions.

•	A specialized staff maintained in the Company’s corporate offices provides services for all divisions of the Company in such areas as accounting, real estate and insurance, as well as various other corporate office functions.

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

         The Company and its predecessors have been operating department stores since 1820. Federated Department Stores, Inc., the Company’s predecessor prior to the acquisition of R.H. Macy & Co., Inc. pursuant to a merger, was organized as a Delaware corporation in 1920. The Company is the surviving entity following such merger. On October 11, 1995, the Company acquired Broadway Stores, Inc. (“Broadway”) pursuant to a subsidiary merger. On March 18, 1999, the Company acquired Fingerhut pursuant to a subsidiary merger. On July 9, 2001, the Company acquired Liberty House, Inc. pursuant to a stock purchase agreement and subsequently converted all of its 19 stores to Macy’s stores.

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

         Competition. The retailing industry, in general, and the department store and direct-to-customer businesses, in particular, are intensely competitive. Generally, the Company’s stores and direct-to-customer business operations compete with other department stores in the geographic areas in which they operate, as well as numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets. The operators of department stores with which the Company competes to a substantial degree include Dillard’s, J.C. Penney, Kohl’s, May, Nordstorm, and Sears. The Company seeks to attract customers by offering superior selections, value pricing, and strong private label merchandise in stores that are located in premier locations, and by providing an exciting shopping environment and superior service. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

Item 2. Properties.

         The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 2, 2002, the Company operated 459 stores in 34 states, Puerto Rico and Guam, comprising a total of approximately 84,000,000 square feet. Of such stores, 198 were owned, 172 were leased and 89 stores were operated under arrangements where the Company owned the building and leased the land. All owned properties are held free and clear of mortgages, except for one warehouse. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase over time.

Item 3. Legal Proceedings.

         The Company and certain members of its senior management have been named defendants in five substantially identical purported class action complaints filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions have been consolidated into a single case (In Re Federated Department Stores, Inc. Securities Litigation, Case No. 00-CV-6362 (RCC)) and a consolidated amended complaint (the “Complaint”) has been filed. The Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at Fingerhut. The plaintiffs are seeking unspecified amounts of compensatory damages and costs, including legal fees. Management intends to defend vigorously against those allegations. A motion to dismiss the Complaint is pending. Discovery has not commenced.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         On January 16, 2002, the Company announced its intention to dispose of the operations of Fingerhut, including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by its subsidiaries. The decision to dispose of these operations was based on management’s determination that there was no longer any strategic value to Federated in retaining them and there was no expectation, based on historical earnings and future prospects, that they would contribute meaningfully to the Company’s future financial performance. The plan of disposition approved by the Company’s board of directors contemplated a disposal by liquidation of the Fingerhut core catalog operations and a disposal by sale of Fingerhut’s three catalog subsidiaries, Arizona Mail Order, Figi’s and Popular Club Plan. The Company was open to a sale of the Fingerhut core catalogue operations but such outcome was deemed to be unlikely in light of the recent performance of, and prospects for, these operations and because the Company had tentatively explored a sale of these operations in the past without success.

         After the Company’s announcement, a few parties indicated an interest in possibly acquiring Fingerhut as a going concern. Although the Company has entered into a non-binding letter of intent with one of these parties, there can be no assurance a sale will be consummated. The Company intends to remain committed to carrying out its original plan to dispose of Fingerhut’s core catalog operations through liquidation, if no sale can be consummated, and to dispose of the three subsidiaries by sale as going concerns.

         The Company’s Consolidated Financial Statements for all periods account for Fingerhut as a discontinued operation, as a result of the Company’s decision to dispose of the Fingerhut operations. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

         On July 9, 2001, the Company completed its acquisition of Liberty House, Inc. (“Liberty House”), a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. The total purchase price of the Liberty House acquisition was approximately $200 million, consisting of approximately $183 million of cash and the assumption of approximately $17 million of indebtedness. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Liberty House have been included in the Company’s results of operations from the date of acquisition and the purchase price has been allocated to Liberty House’s assets and liabilities based on their estimated fair values as of that date. All Liberty House stores were subsequently converted to Macy’s stores.

         On February 2, 2001, the Company decided to close its Stern’s department store division, and to convert most of its Stern’s stores to Macy’s and Bloomingdale’s stores, in order to expand and strengthen Macy’s and Bloomingdale’s. Also, on November 29, 2001, the Company announced the reorganization of its department store-related catalog and e-commerce operations to conduct its continuing Internet and catalog business exclusively through macys.com and Bloomingdale’s By Mail. In the near term, these actions are expected to have a negative impact on net sales and operating income, but in the longer term all of these actions are expected to positively affect operating income and cash flows from operations.

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

Results of Operations

         Comparison of the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001. The net loss for 2001 was $276 million compared to a net loss of $184 million for 2000.

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

         During 2001, the Company incurred asset impairment and restructuring charges related to its department store business. These costs related primarily to the closing of its Stern’s department store division and subsequent integration into its Macy’s and Bloomingdale’s operations, the acquisition of Liberty House and subsequent integration into Macy’s and the reorganization of its department-store-related catalog and e-commerce operations. The Company recorded $215 million of asset impairment and restructuring charges during 2001, including $53 million of inventory valuation adjustments as a part of cost of sales. The $53 million of inventory valuation adjustments includes $33 million related to the Stern’s conversion, $17 million related to the Liberty House integration and $3 million related to the catalog and e-commerce reorganization. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern’s, Liberty House or through the Company’s catalog and e-commerce channels and that would not continue to be sold following the conversion of the Stern’s and Liberty House stores and the reorganization of the catalog and e-commerce business. The remaining $162 million of restructuring charges includes $38 million of costs associated with converting the Stern’s stores into Macy’s (including store remodeling costs, advertising, credit card issuance and promotion and other name change expenses), $35 million of costs to close and sell certain Stern’s stores, $18 million of severance costs related to the Stern’s closure, $9 million of Stern’s duplicate central office costs, $10 million of costs associated with converting the Liberty House stores into Macy’s (including advertising, credit card issuance and promotion and other name change expenses), $4 million of Liberty House duplicate central office costs, $40 million of fixed asset and capitalized software write-downs related to the catalog and e-commerce reorganization and $4 million of other exit costs associated with the catalog and e-commerce reorganization.

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

         The net loss from discontinued operations includes only the results of the operating segment of Fingerhut (including its three catalog subsidiaries, Arizona Mail Order, Figi’s, and Popular Club Plan). The net loss from discontinued operations for 2001 was $14 million, compared to a loss of $1,005 million for 2000. The loss in 2000 included $882 million of pre-tax charges related to intangible, investment and fixed asset write-downs and other costs and expenses associated with the downsizing of the Fingerhut core catalog operations. In 2001, the Company also recorded a $770 million loss related to the disposal of Fingerhut, including $292 million of estimated operating losses expected during the wind-down period. A number of factors could result in actual amounts differing from the estimates used in computing the loss on disposal of Fingerhut, including actual collection rates on customer accounts receivable differing from expectations, the real estate environment differing from current market indicators, and acceleration or deceleration in the time frames used to dispose of various assets as well as Fingerhut’s three subsidiaries, Arizona Mail Order, Figi’s, and Popular Club Plan. As a result of these uncertainties, the amount of loss actually experienced by the Company may differ materially from the estimated loss.

         Comparison of the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000. The net loss for 2000 was $184 million compared to net income of $795 million in 1999, primarily reflecting the impact of the asset impairment and restructuring charges related to Fingerhut and the announced closure of the Company’s Stern’s department store division, as discussed below.

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

         During 2000, the Company recorded asset impairment and restructuring charges related to the closing of the Company’s Stern’s department store division, primarily consisting of the asset write-downs associated with the planned disposition of certain of its properties totaling $54 million. During the same period, the Company recorded a write-down of $26 million for investments in two companies engaged in complementary businesses as a result of the Company’s determination, based on the fact that these companies were experiencing difficulty in obtaining additional financing needed to fund operating expenses and comparisons of their market value to market values of similar publicly traded businesses, that these equity investments were impaired on an other than temporary basis.

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

         The net loss from discontinued operations includes only the results of the operating segment of Fingerhut (including its three catalog subsidiaries, Arizona Mail Order, Figi’s, and Popular Club Plan). The net loss from discontinued operations for 2000 was $1,005 million, compared to a loss of $30 million for 1999. The loss in 2000 included $882 million of pre-tax charges related to intangible, investment and fixed asset write-downs and other costs and expenses associated with the downsizing of the Fingerhut core catalog operations.

Liquidity and Capital Resources

         The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facilities, described below.

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

         The Company intends to open 11 new department stores, two new home stores and a new furniture gallery in 2002 all before the next Christmas season. The Company’s budgeted capital expenditures are approximately $700 million for 2002, $750 million for 2003 and $750 million for 2004. Management presently anticipates funding such expenditures with cash from operations.

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

         The Company finances its proprietary credit card receivables, which arise solely from sales originated in the conduct of the Company’s retail operations, using on-balance sheet financing arrangements. At February 2, 2002, these on-balance sheet arrangements included a $375 million on-balance sheet asset-backed commercial paper program. Under the $375 million on-balance sheet commercial paper program, a special purpose subsidiary of the Company issues commercial paper backed by a Class A Variable Funding Certificate issued out of the trust which holds the proprietary receivables. If the subsidiary is unable to issue commercial paper to fund maturities of outstanding commercial paper, it has a liquidity facility with a number of banks which will fund loans in order to repay the commercial paper. The commercial paper investors have no recourse back to the Company. As of February 2, 2002, there was no such commercial paper outstanding.

         The Company finances its non-proprietary credit card receivables, which can arise from transactions originated by any merchant that accepts third-party credit cards issued by the Company’s FDS Bank subsidiary, using off-balance sheet sale arrangements. This facility is currently set to expire in 2002; however, the Company intends to extend it. At February 2, 2002, these off-balance sheet arrangements involved the sale by FDS Bank of its non-proprietary credit card receivables to a wholly-owned special purpose entity (the “special purpose entity”), which in turn transfers the purchased receivables to a bankruptcy-remote, qualified special purpose entity (the “trust”) in exchange for the securities issued by the trust. Following the transfer of the non-proprietary credit card receivables to the trust, the receivables are no longer the assets of FDS Bank or the special purpose entity and no longer appear on the Company’s Consolidated Balance Sheet. Interests in the trust, which are variable and fluctuate with the level of receivables owned by the trust, are represented by Class A, B and C certificates, a required 2% seller’s interest and the residual interest. The special purpose entity has sold the interests represented by the Class A and B certificates to two unrelated bank commercial paper conduit programs, but has retained the interests represented by the Class C certificates, the seller’s interest and the residual interest. Proceeds from the sale of interests in the trust plus excess cash flow from the trust are used to buy the receivables from FDS Bank. The commercial paper conduit programs have agreed to buy interests in the trust of up to $600 million in the aggregate. At February 2, 2002, the gross amount of receivables in the trust was $630 million, the commercial paper conduit programs held $438 million of interests represented by Class A certificates and $62 million of interests represented by Class B certificates and the special purpose entity held $62 million in interests represented by the Class C certificates, together with the 2% seller’s interest and the residual interest. At February 2, 2002, the interests held by the Company through the special purpose entity (of which the Class C certificates are subordinated in right of payment in order to provide credit enhancement for the Class A and B certificates) were valued at $111 million and included in other assets on the Company’s Consolidated Balance Sheet. The assets of the trust consist of the receivables transferred to it by the special purpose entity. The trust is obligated to pay to the holders of certificates from collections on the trust’s receivables the principal amount of their investment plus interest. The risk of the trust’s collections being inadequate to make these payments in full, which is a function of potential defaults and delinquencies by the obligors under the receivables, is borne first by the Company in respect of its Class C certificates and thereafter by all holders of interests in the trust. Although the value of the Company’s interest in the trust may be reduced or eliminated if the trust’s collections are inadequate to pay its obligations, the Company has no financial responsibility for the trust’s obligations.

         The non-proprietary credit card receivables are not an integral part of the retail business of the Company. The Company’s principal motivation in structuring the financing of its non-proprietary credit card receivables as off-balance sheet arrangements in 1997 was to facilitate comparisons with its principal competitors, which then had no non-proprietary credit card receivables. Although certain of the Company’s principal competitors began to generate non-proprietary credit card receivables after 1997, the effects of such receivables on comparability were mitigated through such competitors’ utilization of off-balance sheet structures and were otherwise not sufficiently significant to cause the Company to alter the structure of its existing financing arrangements. All income from the sale of the receivables to the trust is accounted for in SG&A expenses.

         The Company is a party to a five-year $1,200 million revolving credit facility that expires in June 2006 and a 364-day $400 million revolving credit facility that expires in June 2002 (which the Company expects to extend annually). At February 2, 2002, the Company had no borrowings outstanding under either of these facilities, but had $46 million of letters of credit outstanding under the five-year facility. The issuance of commercial paper under the Company’s $1,600 million unsecured commercial paper facility program will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Company’s $1,600 million bank credit agreements by an amount equal to the face amount of such commercial paper. As of February 2, 2002, there was no such commercial paper outstanding. The credit agreements governing those facilities require the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. At February 2, 2002, the Company had an interest coverage ratio of 5.28 and a leverage ratio of .49 (calculated in each case in the manner prescribed by the applicable governing documents). Management believes that the likelihood of the Company defaulting on a debt covenant is not probable absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and callable.

         At February 2, 2002, the Company had contractual obligations as follows:

	Obligations Due by Period

		Within	2-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Short-term debt	$1,006	$1,006	$—	$—	$—

Long-term debt	3,808	—	705	403	2,700

Capital lease obligations	100	12	21	16	51

Operating leases	2,671	162	304	281	1,924

Off-balance sheet financings	500	500	—	—	—

Letters of credit	68	68	—	—	—

	$8,153	$1,748	$1,030	$700	$4,675

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

         Management believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain its liquidity levels. The Company also relies on its $1,600 million unsecured commercial paper facility, a $375 million on-balance sheet asset-backed commercial paper program relating to the Company’s proprietary credit card receivables and two off-balance sheet asset-backed bank commercial paper programs relating to the Company’s non-proprietary credit card receivables (discussed above) in an aggregate amount of $600 million, for short term liquidity. Access to the unsecured commercial paper program is dependent on the Company’s credit rating; a downgrade in its short-term rating would hinder its ability to access this market. If the Company is unable to access the unsecured commercial paper market, it has the ability to access $1,600 million pursuant to its bank credit agreements. These bank credit agreements have no “material adverse change” condition for utilization. The asset-backed commercial paper programs are used to finance the Company’s proprietary and non-proprietary credit card receivables. These programs are extended annually and can be used to finance the receivables as long as the net portfolio yields remain positive. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

  Discontinued Operations

         Discontinued operations include management’s best estimates of the amounts expected to be realized on the sale or wind-down of assets and businesses of the Fingerhut operations as well as estimates regarding the timing of those dispositions. As a result of uncertainties inherent in these estimates, the amount of loss actually experienced by the Company may differ materially from the estimated loss. If the actual loss exceeds the estimated loss, the Company would record the incremental loss in the period or periods in which it is experienced. Currently, assuming that a buyer cannot be found, the Fingerhut core catalog business liquidation is planned for completion during the second or third quarter of fiscal year 2002 and the credit operation liquidation is planned for completion within four years. Fingerhut’s other operations, including Arizona Mail Order, Figi’s, and Popular Club Plan, are anticipated to be sold as ongoing businesses by the end of fiscal year 2002.

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

Outlook

         On February 26, 2002, the Company issued earnings guidance for 2002 and expects to achieve earnings per share from continuing operations of $3.30 to $3.55: 25 to 30 cents a share in the first quarter, 50 to 60 cents a share in the second quarter and $2.45 to $2.65 a share in the second half of the fiscal year, which ends February 1, 2003. Additionally, a comparable store sales increase of 1 to 1.5 percent is forecasted for 2002: down 2 to 3 percent in the first quarter, flattish in the second quarter and up 3 to 3.5 percent in the second half of 2002. In estimating comparable store sales and earnings per share, the Company assumed that general economic conditions and consumer confidence and demand would be such that sales would increase by the forecasted amounts and the rate of growth in operating income would be 0.5 to 1.0 percentage points, with most of the improvement coming from the gross margin rate, since in light of the sales forecasts, it will be difficult to significantly reduce SG&A expenses as a percent of net sales. The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control. Consequently, actual results could differ materially from the forecasted results.

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

         3.  Exhibits:

         The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number	Description	Document if Incorporated by Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the 1994 Form 10-K

3.2	By-Laws	Exhibit 3.2 to the 1994 Form 10-K

4.1	Certificate of Incorporation	See Exhibits 3.1 and 3.1.1

4.2	By-Laws	See Exhibit 3.2

4.3	Rights Agreement, dated as of December 19, 1994, between the Company and the Bank of New York, as rights agent	Exhibit 4.3 to the 1994 Form 10-K

4.4	Indenture, dated as of December 15, 1994, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995

4.4.1	Fifth Supplemental Indenture, dated as of October 6, 1995, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Registration Statement on Form 8-A, dated October 4, 1995

Exhibit
Number	Description	Document if Incorporated by Reference

4.4.2	Seventh Supplemental Indenture, dated as of May 22, 1996, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K, dated as of May 21, 1996

4.4.3	Eighth Supplemental Indenture, dated as of July 14, 1997, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of July 15, 1997 (the “July 1997 Form 8-K”)

4.4.4	Ninth Supplemental Indenture, dated as of July 14, 1997, between the Company and State Street Bank and Trust Company (successor to The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

4.5	Indenture, dated as of September 10, 1997, between the Company and Citibank, N.A., as Trustee	Exhibit 4.4 to the Company’s Amendment Number 1 to Form S-3 dated as of September 11, 1997

4.5.1	First Supplemental Indenture, dated as of February 6, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of February 6, 1998

4.5.2	Third Supplemental Trust Indenture, dated as of March 24, 1999, between the Company and Citibank, N.A., as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) dated as of April 22, 1999

4.5.3	Fourth Supplemental Trust Indenture, dated as of June 6, 2000, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of June 5, 2000

4.5.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of March 21, 2001

4.5.5	Sixth Supplemental Trust Indenture dated as of August 23, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of August 22, 2001

Exhibit
Number	Description	Document if Incorporated by Reference

10.1	364 Day Credit Agreement, dated as of June 29, 2001, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Fleet National Bank, as Syndication Agent, and the Bank of America, N. A., The Bank of New York and Credit Suisse First Boston, as Documentation Agents	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2001 (the “August 2001 Form 10-Q”)

10.2	Five-Year Credit Agreement, dated as of June 29, 2001, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Fleet National Bank, as Syndication Agent, and the Bank of America, N. A., The Bank of New York and Credit Suisse First Boston, as Documentation Agents	Exhibit 10.2 to the August 2001 Form 10-Q

10.3	Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992 (the “Pooling and Servicing Agreement”), among the Company, Prime Receivables Corporation (“Prime”) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), successor to Chemical Bank, as Trustee	Exhibit 4.10 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated March 29, 1993

10.3.1	First Amendment, dated as of December 1, 1993, to the Pooling and Servicing Agreement	Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 29, 1994 (the “1993 Form 10-K”)

10.3.2	Second Amendment, dated as of February 28, 1994, to the Pooling and Servicing Agreement	Exhibit 10.10.2 to the 1993 Form 10-K

10.3.3	Third Amendment, dated as of May 31, 1994, to the Pooling and Servicing Agreement	Exhibit 10.8.3 to the 1994 Form 10-K

10.3.4	Fourth Amendment, dated as of January 18, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 1996 (the “1995 Form 10-K”)

Exhibit
Number	Description	Document if Incorporated by Reference

10.3.5	Fifth Amendment, dated as of April 30, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.5 to the 1995 Form 10-K

10.3.6	Sixth Amendment, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.6 to the 1995 Form 10-K

10.3.7	Seventh Amendment, dated as of May 14, 1996, to the Pooling and Servicing Agreement	Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)

10.3.8	Eighth Amendment, dated as of March 3, 1997, to the Pooling and Servicing Agreement	Exhibit 10.6.8 to the 1996 Form 10-K

10.3.9	Ninth Amendment, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 1997 (the “November 1997 Form 10-Q”)

10.3.10	Tenth Amendment, dated as of August 3, 1998, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 1998

10.3.11	Eleventh Amendment, dated as of March 23, 2000, to the Pooling and Servicing Agreement	Exhibit 10.1 to the July 2000 Form 10-Q

10.3.12	Twelfth Amendment, dated as of November 20, 2001, to the Pooling and Servicing Agreement	Previously filed.

10.4	Assumption Agreement under the Pooling and Servicing Agreement, dated as of September 15, 1993	Exhibit 10.10.3 to the 1993 Form 10-K

10.5	Series 1992-3 Supplement, dated as of January 5, 1993, to the Pooling and Servicing Agreement	Exhibit 4.8 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated January 29, 1993

10.6	Series 1995-1 Supplement, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 4.7 to Prime’s Registration Statement on Form S-1, filed July 14, 1995, as amended

10.6.1	First Amendment to Series 1995-1 Supplement, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.4 to the November 1997 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.7	Series 2000-1 Supplement, dated as of December 7, 2000, to Amended and Restated Pooling and Servicing Agreement dated as of December 15, 1992.	Exhibit 1 to Prime’s Current Report on Form 8-K (File No. 033-52374), dated December 27, 2000

10.8	Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998 (the “Fingerhut Amended and Restated Pooling and Servicing Agreement”), between Fingerhut Receivables, Inc., as Transferor, Axsys National Bank (formerly Fingerhut National Bank), as Servicer, and The Bank of New York (Delaware) as Trustee (incorporated by reference to Exhibit 4(d) to Fingerhut Receivables, Inc. Registration Statement on Form S-1)	Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended May 1, 1999 (the “May 1999 Form 10-Q”)

10.8.1	First Amendment dated May 25, 2001 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.3 to the August 2001 Form 10-Q

10.9	Series 1998-2 Supplement dated as of April 28, 1998 to the Fingerhut Amended and Restated Pooling and Servicing Agreement	Exhibit 10.10 to the May 1999 Form 10-Q

10.9.1	First Amendment dated as of March 17, 1999 to Series 1998-2 Supplement	Exhibit 10.13 to the May 1999 Form 10-Q

10.10	Receivables Purchase Agreement, dated as of December 15, 1992 (the “Receivables Purchase Agreement”), among Abraham & Straus, Inc., Bloomingdale’s, Inc., Burdines, Inc., Jordan Marsh Stores Corporation, Lazarus, Inc., Rich’s Department Stores, Inc., Stern’s Department Stores, Inc., The Bon, Inc. and Prime	Exhibit 10.2 to Prime’s Registration Statement on Form 8-A filed January 22, 1993, as amended

10.10.1	First Amendment, dated as of June 23, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.1 to 1993 Form 10-K

10.10.2	Second Amendment, dated as of December 1, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.2 to 1993 Form 10-K

10.10.3	Third Amendment, dated as of February 28, 1994, to the Receivables Purchase Agreement	Exhibit 10.14.3 to 1993 Form 10-K

10.10.4	Fourth Amendment, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.13.4 to the 1994 Form 10-K

10.10.5	Fifth Amendment, dated as of April 30, 1995, to the Receivables Purchase Agreement	Exhibit 10.12.5 to the 1995 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.10.6	Sixth Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.6 to the 1996 Form 10-K

10.10.7	Seventh Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.7 to the 1996 Form 10-K

10.10.8	Eighth Amendment, dated as of May 14, 1996, to the Receivables Purchase Agreement	Exhibit 10.13.8 to the 1996 Form 10-K

10.10.9	Ninth Amendment, dated as of March 3, 1997, to the Receivables Purchase Agreement.	Exhibit 10.13.9 to the 1996 Form 10-K

10.10.10	Tenth Amendment, dated as of March 23, 2000, to the Receivables Purchase Agreement	Exhibit 10.2 to the July 2000 Form 10-Q

10.10.11	Eleventh Amendment, dated as of November 20, 2001, to Receivables Purchase Agreement	Previously filed.

10.10.12	First Supplement, dated as of September 15, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.4 to 1993 Form 10-K

10.10.13	Second Supplement, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.12.7 to the 1995 Form 10-K

10.11	Amended and Restated Purchase Agreement dated as of March 18, 1998 between Fingerhut Receivables, Inc., as Buyer and Fingerhut Companies, Inc., as Seller (incorporated by reference to Exhibit 10(d) to Fingerhut Receivables, Inc. Registration Statement on Form S-1)	Exhibit 10.15 to the May 1999 Form 10-Q

10.12	Amended and Restated Bank Receivables Purchase Agreement dated as of March 18, 1998 between Fingerhut Companies, Inc., as Buyer, and Axsys National Bank (formerly Fingerhut National Bank), as Seller (incorporated by reference to Exhibit 10(e) to Fingerhut Receivables, Inc. Registration Statement)	Exhibit 10.16 to the May 1999 Form 10-Q

10.13	Reassignment of Receivables, dated as of October 27, 2000, by and between Fingerhut Receivables, Inc. and The Bank of New York	Exhibit 10.4 to the October 2000 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.14	Depository Agreement, dated as of December 31, 1992, among Deerfield Funding Corporation, now known as Seven Hills Funding Corporation (“Seven Hills”), the Company, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository	Exhibit 10.15 to Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 30, 1993 (“1992 Form 10-K”)

10.15	Liquidity Agreement, dated as of December 31, 1992, among Seven Hills, the Company, the financial institutions named therein, and Credit Suisse, New York Branch, as Liquidity Agent	Exhibit 10.16 to 1992 Form 10-K

10.16	Pledge and Security Agreement, dated as of December 31, 1992, among Seven Hills, the Company, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository and Collateral Agent, and the Liquidity Agent	Exhibit 10.17 to 1992 Form 10-K

10.17	Commercial Paper Dealer Agreement, dated as of December 31, 1992, among Seven Hills, the Company, and Goldman Sachs Money Markets, L.P.	Exhibit 10.18 to 1992 Form 10-K

10.18	Commercial Paper Dealer Agreement, dated as of November 2, 2001, between Seven Hills, the Company and Banc One Capital Markets, Inc.	Previously filed

10.19	Commercial Paper Dealer Agreement, dated as of November 15, 2001, between Seven Hills, the Company and Credit Suisse First Boston	Previously filed

10.20	Receivables Purchase Agreement, dated as of January 22, 1997, among FDS Bank (successor in interest to FDS National Bank) and Prime II Receivables Corporation (“Prime II”)	Exhibit 10.19 to the 1996 Form 10-K

10.21	Class A Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class A Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.20 to the 1996 Form 10-K

10.22	Class B Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class B Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.21 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.23	Class A Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.6 to the July 1999 Form 10-Q

10.23.1	First Amendment to Class A Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.7 to the July 1999 Form 10-Q

10.23.2	Second Amendment to Class A Certificate Purchase Agreement, dated as of October 10, 2000, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, Market Street Funding Corporation, as Class A Purchaser, and PNC Bank, National Association, as Agent	Exhibit 10.27.2 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for fiscal year ended February 3, 2001 (the “2000 Form 10-K”)

10.24	Class B Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.8 to the July 1999 Form 10-Q

10.24.1	First Amendment to Class B Certificate Purchase Agreement, dated as of August 3, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent	Exhibit 10.9 to the July 1999 Form 10-Q

10.24.2	Second Amendment to Class B Certificate Purchase Agreement, dated as of October 10, 2000, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, Market Street Funding Corporation, as Class B Purchaser, and PNC Bank, National Association, as Agent	Exhibit 10.28.2 to the 2000 Form 10-K

10.25	Pooling and Servicing Agreement, dated as of January 22, 1997, (the “Prime II Pooling and Servicing Agreement”) among Prime II, FDS Bank (successor in interest to FDS National Bank) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee	Exhibit 10.22 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.26	Series 1997-1 Variable Funding Supplement, dated as of January 22, 1997, to the Prime II Pooling and Servicing Agreement	Exhibit 10.23 to the 1996 Form 10-K

10.26.1	First Amendment to Series 1997-1 Variable Funding Supplement, dated as of June 19, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.4 to the July 2000 Form 10-Q

10.27	Series 1999-1 Variable Funding Supplement, dated as of July 6, 1999, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the July 1999 Form 10-Q

10.27.1	First Amendment to Series 1999-1 Variable Funding Supplement, dated as of August 1, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.3 to the July 2000 Form 10-Q

10.28	Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company	Exhibit 10.25 to the 1996 Form 10-K

10.29	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Goldman Sachs & Co., as Dealer	Exhibit 10.2 to the May 1999 Form 10-Q

10.30	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Banc One Capital Markets, Inc. (successor in interest to First Chicago Capital Markets, Inc.), as Dealer	Exhibit 10.3 to the May 1999 Form 10-Q

10.31	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and J.P. Morgan Securities Inc. (formerly known as Chase Securities, Inc.), as Dealer	Exhibit 10.4 to the May 1999 Form 10-Q

10.32	Tax Sharing Agreement	Exhibit 10.10 to Form 10

10.33	Ralphs Tax Indemnification Agreement	Exhibit 10.1 to Form 10

10.34	Account Purchase Agreement dated as of May 10, 1991, by and among Monogram Bank, USA, Macy’s, Macy Credit Corporation, Macy Funding, Macy’s California, Inc., Macy’s Northeast, Inc., Macy’s South, Inc., Bullock’s Inc., I. Magnin, Inc., Master Servicer, and Macy Specialty Stores, Inc. **	Exhibit 19.2 to Macy’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1991 (File No. 33-6192), as amended under cover of Form 8, dated October 3, 1991 (“Macy’s May 1991 Form 10-Q”)

Exhibit
Number	Description	Document if Incorporated by Reference

10.35	Amended and Restated Credit Card Program Agreement, dated as of June 4, 1996, among GE Capital Consumer Card Co. (“GE Bank”), FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc., and MSS-Delaware, Inc. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 1996 (the “August 1996 Form 10-Q”)

10.36	Amended and Restated Trade Name and Service Mark License Agreement, dated as of June 4, 1996, among the Company, GE Bank and General Electric Capital Corporation (“GE Capital”)	Exhibit 10.2 to the August 1996 Form 10-Q

10.37	FACS Credit Services and License Agreement, dated as of June 4, 1996, by and among GE Bank, GE Capital and FACS Group, Inc. **	Exhibit 10.3 to the August 1996 Form 10-Q

10.38	FDS Guaranty, dated as of June 4, 1996	Exhibit 10.4 to the August 1996 Form 10-Q

10.39	GE Capital Credit Services and License Agreement, dated as of June 4, 1996, among GE Capital, FDS Bank (successor in interest to FDS National Bank), the Company and FACS Group, Inc. **	Exhibit 10.5 to the August 1996 Form 10-Q

10.40	GE Capital/GE Bank Credit Services Agreement, dated as of June 4, 1996, among GE Capital and GE Bank **	Exhibit 10.6 to the August 1996 Form 10-Q

10.41	Amended and Restated Commercial Accounts Agreement, dated as of June 4, 1996, among GE Capital, the Company, FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc. and MSS-Delaware, Inc. **	Exhibit 10.7 to the August 1996 Form 10-Q

10.42	Agreement and Plan of Merger, dated as of February 10, 1999, among the Company, Bengal Subsidiary Corporation and Fingerhut Companies, Inc. (incorporated by reference to Exhibit (c)(I) of the Schedule 14D-1, filed by the Company and Bengal on February 18, 1999)	Exhibit 10.1 to the May 1999 Form 10-Q

10.43	1992 Executive Equity Incentive Plan *	Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed November 27, 1991, as amended

Exhibit
Number	Description	Document if Incorporated by Reference

10.44	1995 Executive Equity Incentive Plan, as amended and restated as of May 19, 2000 *	Appendix A to the Company’s proxy statement on Schedule 14A, filed April 19, 2000 (the “1999 Proxy Statement”)

10.45	1992 Incentive Bonus Plan, as amended and restated as of May 19, 2000 *	Exhibit B to the 1999 Proxy Statement

10.46	Form of Severance Agreement *	Exhibit 10.33 to the 1994 Form 10-K

10.47	Form of Indemnification Agreement *	Exhibit 10.14 to Form 10

10.48	Senior Executive Medical Plan *	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990

10.49	Employment Agreement, dated as of August 27, 1999, between James M. Zimmerman and the Company *	Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000

10.49.1	Amended Exhibit A, dated as of June 8, 2001, to the Employment Agreement dated August 27, 1999, between James M. Zimmerman and the Company	Previously filed

10.50	Employment Agreement, dated as of April 1, 2000, between Terry J. Lundgren and the Company *	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2000

10.51	Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 to 1993 Form 10-K

10.52	Form of Severance Agreement (for Executives and Key Employees other than the Executive Officers) *	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the “1998 Form 10-K”)

10.53	Form of Second Amended and Restated Severance Agreement (for the Executive Officers) *	Exhibit 10.45 to the 1998 Form 10-K

10.54	Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997 *	Exhibit 10.46 to the 1996 Form 10-K

10.55	Executive Deferred Compensation Plan, as amended *	Exhibit 10.47 to the 1996 Form 10-K

10.56	Profit Sharing 401(k) Investment Plan (amending and restating the Retirement Income and Thrift Incentive Plan) effective as of April 1, 1997 *	Exhibit 10.48 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.57	Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997 *	Exhibit 10.49 to the 1996 Form 10-K

21	Subsidiaries	Previously filed

22	Consent of KPMG LLP

23	Powers of Attorney	Previously filed

*	Constitutes a compensatory plan or arrangement.

**	Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

(b)	Reports on Form 8-K.

(i)	Current report on Form 8-K, dated January 17, 2002, reporting matters under items 5 and 7 thereof.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

	By:	/s/ DENNIS J. BRODERICK

Dennis J. Broderick Senior Vice President, General Counsel and Secretary

Date: November 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 15, 2002.

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

         *The undersigned, by signing his name hereto, does sign and execute this Amendment to Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors.

By:	/s/ DENNIS J. BRODERICK Dennis J. Broderick Attorney-in-Fact

CERTIFICATIONS

I, James M. Zimmerman, Chief Executive Officer of Federated Department Stores, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Federated Department Stores, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 15, 2002	/s/ JAMES M. ZIMMERMAN James M. Zimmerman

I, Karen M. Hoguet, Chief Financial Officer of Federated Department Stores, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Federated Department Stores, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 15, 2002	/s/ KAREN M. HOGUET Karen M. Hoguet

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report	F-2

Independent Auditors’ Report	F-3

Consolidated Statements of Operations for the 52 Weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-4

Consolidated Balance Sheets at February 2, 2002 and February 3, 2001	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the 52 Weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-6

Consolidated Statements of Cash Flows for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000	F-7

Notes to Consolidated Financial Statements	F-8

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

KPMG LLP

Cincinnati, Ohio
February 26, 2002

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(millions, except per share data)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

Net sales	$15,651	$16,638	$16,029

Cost of sales:

Recurring	9,531	9,955	9,576

Inventory valuation adjustments	53	—	—

Total cost of sales	9,584	9,955	9,576

Selling, general and administrative expenses	4,801	4,912	4,760

Asset impairment charges	52	74	—

Restructuring charges	110	6	—

Operating income	1,104	1,691	1,693

Interest expense	(331)	(327)	(320)

Interest income	7	6	13

Income from continuing operations before income taxes and extraordinary item	780	1,370	1,386

Federal, state and local income tax expense	(262)	(549)	(561)

Income from continuing operations before extraordinary item	518	821	825

Discontinued operations:

Loss from discontinued operations, net of tax effect	(14)	(1,005)	(30)

Loss on disposal of discontinued operations, including $292 million of estimated operating losses during the phase-out period, net of tax effect	(770)	—	—

Extraordinary item, net of tax effect	(10)	—	—

Net income (loss)	$(276)	$(184)	$795

Basic earnings (loss) per share:

Income from continuing operations	$2.65	$4.01	$3.92

Loss from discontinued operations	(4.01)	(4.91)	(.14)

Extraordinary item	(.05)	—	—

Net income (loss)	$(1.41)	$(.90)	$3.78

Diluted earnings (loss) per share:

Income from continuing operations	$2.59	$3.97	$3.76

Loss from discontinued operations	(3.92)	(4.86)	(.14)

Extraordinary item	(.05)	—	—

Net income (loss)	$(1.38)	$(.89)	$3.62

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED BALANCE SHEETS
(millions)

	February 2, 2002	February 3, 2001

	ASSETS

Current Assets:

Cash	$636	$222

Accounts receivable	2,379	2,435

Merchandise inventories	3,376	3,626

Supplies and prepaid expenses	124	121

Deferred income tax assets	21	4

Net assets of discontinued operations	744	1,436

Total Current Assets	7,280	7,844

Property and Equipment – net	6,506	6,621

Intangible Assets – net	683	617

Other Assets	575	492

Total Assets	$15,044	$15,574

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Short-term debt	$1,012	$1,117

Accounts payable and accrued liabilities	2,645	2,642

Income taxes	57	245

Total Current Liabilities	3,714	4,004

Long-Term Debt	3,859	3,845

Deferred Income Taxes	1,345	1,362

Other Liabilities	562	541

Shareholders’ Equity:

Common stock (200.8 and 198.7 million shares outstanding)	3	3

Additional paid-in capital	5,098	4,766

Accumulated equity	2,367	2,643

Treasury stock	(1,881)	(1,582)

Unearned restricted stock	(11)	(6)

Accumulated other comprehensive loss	(12)	(2)

Total Shareholders’ Equity	5,564	5,822

Total Liabilities and Shareholders’ Equity	$15,044	$15,574

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

						Accumulated
		Additional			Unearned	Other	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Comprehensive	Shareholders'
	Stock	Capital	Equity	Stock	Stock	Income (Loss)	Equity

Balance at January 30, 1999	$2	$4,406	$2,032	$(720)	$(1)	$(10)	$5,709

Net Income			795				795

Minimum pension liability adjustment, net of income tax effect						10	10

Total comprehensive income							805

Stock repurchases				(267)			(267)

Stock issued under stock plans		52		(4)	(9)		39

Stock issued upon exercise of warrants	1	233					234

Restricted stock plan amortization					3		3

Deferred compensation plan distributions				1			1

Income tax benefit related to stock plan activity		16					16

Equity issued in acquisition		12					12

Balance at January 29, 2000	3	4,719	2,827	(990)	(7)	—	6,552

Net loss			(184)				(184)

Minimum pension liability adjustment, net of income tax effect						(2)	(2)

Total comprehensive loss							(186)

Stock repurchases				(601)			(601)

Stock issued under stock plans		8		8	(5)		11

Stock issued upon exercise of warrants		35					35

Restricted stock plan amortization					6		6

Deferred compensation plan distributions				1			1

Income tax benefit related to stock plan activity		4					4

Balance at February 3, 2001	3	4,766	2,643	(1,582)	(6)	(2)	5,822

Net loss			(276)				(276)

Minimum pension liability adjustment, net of income tax effect						(10)	(10)

Total comprehensive loss							(286)

Stock repurchases				(297)			(297)

Stock issued under stock plans		55		(3)	(10)		42

Stock issued upon exercise of warrants		267					267

Restricted stock plan amortization					5		5

Deferred compensation plan distributions				1			1

Income tax benefit related to stock plan activity		10					10

Balance at February 2, 2002	$3	$5,098	$2,367	$(1,881)	$(11)	$(12)	$5,564

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

Cash flows from operating activities:

Net income (loss)	$(276)	$(184)	$795

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Loss from discontinued operations	784	1,005	30

Depreciation and amortization	657	617	628

Amortization of intangible assets	28	31	36

Amortization of financing costs	7	6	6

Amortization of unearned restricted stock	4	3	1

Asset impairment and restructuring charges	215	80	—

Loss on early extinguishment of debt	10	—	—

Changes in assets and liabilities:

(Increase) decrease in accounts receivable	83	(105)	(126)

(Increase) decrease in merchandise inventories	305	(258)	(109)

Increase in supplies and prepaid expenses	—	—	(5)

Increase in other assets not separately identified	(52)	(25)	(27)

Increase (decrease) in accounts payable and accrued liabilities not separately identified	(236)	(23)	240

Increase (decrease) in current income taxes	(181)	19	127

Increase in deferred income taxes	17	174	146

Increase (decrease) in other liabilities not separately identified	7	(8)	(7)

Net cash provided by operating activities	1,372	1,332	1,735

Cash flows from investing activities:

Purchase of property and equipment	(615)	(720)	(745)

Acquisition of Liberty House, Inc., net of cash acquired	(175)	—	—

Capitalized software	(36)	(66)	(37)

Investments in companies	—	(4)	(37)

Disposition of property and equipment	55	70	46

Net cash used by investing activities	(771)	(720)	(773)

Cash flows from financing activities:

Debt issued	1,000	750	1,516

Financing costs	(16)	(6)	(10)

Debt repaid	(1,140)	(361)	(525)

Increase (decrease) in outstanding checks	37	(38)	(3)

Acquisition of treasury stock	(299)	(603)	(267)

Issuance of common stock	323	53	290

Net cash provided (used) by financing activities	(95)	(205)	1,001

Net cash provided by continuing operations	506	407	1,963

Net cash used by discontinued operations	(92)	(358)	(2,097)

Net increase (decrease) in cash	414	49	(134)

Cash beginning of period	222	173	307

Cash end of period	$636	$222	$173

Supplemental cash flow information:

Interest paid	$351	$345	$329

Interest received	7	6	13

Income taxes paid (net of refunds received)	221	351	327

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

         The Company operates in one segment as an operator of department stores.

         Fingerhut Companies, Inc. (“Fingerhut”), a wholly-owned subsidiary, is being accounted for as a discontinued operation (see Note 2). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations for all periods presented.

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

2. Discontinued Operations

         On January 16, 2002, the Company’s Board of Directors approved a plan to dispose of the operations of Fingerhut, including the Arizona Mail Order, Figi's and Popular Club Plan businesses conducted by Fingerhut's subsidiaries, which were acquired by the Company on March 18, 1999. In connection with this plan, the Company recorded a $770 million loss, which is net of income tax benefit of $435 million, or $3.85 per diluted share, representing the write-down of certain core catalog assets, severance, lease cancellation and real estate carrying costs related to the core catalog operations, the expected losses on the sale of the other catalog operations as well as an accrual for estimated operating losses during the phase-out period.

         The $770 million loss on disposal is based on management’s best estimates of the amounts expected to be realized on the liquidation of the operating segment of Fingerhut, including the sale of the three catalog subsidiaries and certain properties, the wind-down and collection of the accounts receivable portfolio associated with the Fingerhut core catalog business and the liquidation of the inventory associated with the Fingerhut core catalog business, as well as estimates regarding the timing of those events. Currently, assuming a buyer cannot be found, the Fingerhut core catalog business liquidation is planned for completion during the second or third quarter of fiscal year 2002 and the credit operation liquidation is planned for completion within four years. Fingerhut’s other operations, including Arizona Mail Order, Figi’s, and Popular Club Plan, are anticipated to be sold as ongoing businesses by the end of fiscal year 2002. The amounts the Company will ultimately realize could differ in the coming twelve months from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

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

         Estimated interest expense has been allocated to discontinued operations based upon the debt balances attributable to those operations. Interest expense allocated to discontinued operations was $82 million for the 52 weeks ended February 2, 2002, $116 million for the 53 weeks ended February 3, 2001 and $49 million for the 52 weeks ended January 29, 2000. Additionally, interest expense of $77 million was included in the estimated operating losses from the measurement date to the disposal date, which was included in the loss on disposal of discontinued operations.

         Results of the Fingerhut operations have been classified as discontinued operations, and prior periods have been restated. The Company acquired Fingerhut on March 18, 1999. Discontinued operations include Fingerhut sales which totaled $1,244 million for the 52 weeks ended February 2, 2002, $1,769 million for the 53 weeks ended February 3, 2001 and $1,687 million for the 52 weeks ended January 29, 2000. The loss from discontinued operations was $22 million, net of an income tax benefit of $8 million for the 52 weeks ended February 2, 2002, $1,257 million, net of an income tax benefit of $252 million for the 53 weeks ended February 3, 2001 and $40 million, net of an income tax benefit of $10 million for the 52 weeks ended January 29, 2000.

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

         As a result of the above, the Company recorded asset write-downs of $673 million for goodwill and credit file intangibles and $18 million for Fingerhut fixed assets during the 53 weeks ended February 3, 2001. During this same period, the Company recorded a write-down of $105 million of certain strategic equity investments made and held by Fingerhut as a result of the Company’s determination, based on uncertain financing alternatives and comparisons to their market values or market values of similar publicly traded businesses, that these equity investments were impaired on an other than temporary basis. These investments are in companies that, through commercial relationships entered into in connection with the investments, expanded Fingerhut's Internet offerings and direct marketing strategic initiatives (e.g. through website affiliations) and are integrally related — in terms of their genesis, purpose, nature, implementation and oversight — to the operations of Fingerhut.

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

4. Asset Impairment and Restructuring Charges

         During the 52 weeks ended February 2, 2002, the Company incurred asset impairment and restructuring charges related to its department store business. These costs related primarily to the closing of the Company’s Stern’s department store division and the conversion of most of its stores into Macy’s and Bloomingdale’s stores, the acquisition of Liberty House and the subsequent conversion of its stores into Macy’s stores and the reorganization of the Company’s department-store-related catalog and e-commerce operations.

         The Company recorded $53 million of inventory valuation adjustments, primarily related to discontinued merchandise lines, as a part of cost of sales during 2001. The inventory valuation adjustments included $33 million related to the Stern’s store closures and conversions, $17 million related to the Liberty House store conversions and $3 million related to the catalog and e-commerce reorganization. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern’s, Liberty House or through the Company’s catalog and e-commerce channels and that would not continue to be sold following the conversion of the Stern’s and Liberty House stores and the reorganization of the catalog and e-commerce business.

         Asset impairment charges consist of:

	52 Weeks Ended	53 Weeks Ended
	February 2, 2002	February 3, 2001

	(millions)
Catalog and e-commerce reorganization	$40	$—

Stern’s store closures	8	43

Equity investments	4	26

Stern’s accounts receivable	—	5

	$52	$74

         During the 52 weeks ended February 2, 2002, asset impairment charges included fixed asset and capitalized software write-downs related to the catalog and e-commerce reorganization and losses on Stern’s stores which the Company expected to close and sell. Also during the 52 weeks ended February 2, 2002, the Company recorded a write-down of an investment as a result of the Company’s determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis.

         During the 53 weeks ended February 3, 2001, asset impairment charges included losses on Stern’s stores which the Company expected to close and sell and an adjustment to the carrying value of certain accounts receivable that would be uncollectable because of the Stern’s closure. During this same period, the Company recorded a write-down of investments as a result of the Company’s determination, based on uncertain financing alternatives and comparisons to their market value or market values of similar publicly traded businesses, that these equity investments were impaired on an other than temporary basis.

         Restructuring charges consist of:

	52 Weeks Ended	53 Weeks Ended
	February 2, 2002	February 3, 2001

	(millions)
Stern’s store conversions	$38	$—

Stern’s severance	18	—

Stern’s lease obligations	14	6

Stern’s store closures	13	—

Stern’s duplicate central costs	9	—

Liberty House store conversions	10	—

Liberty House duplicate central costs	4	—

Catalog and e-commerce reorganization	4	—

	$110	$6

         During the 52 weeks ended February 2, 2002, restructuring charges included costs associated with converting the Stern’s stores into Macy’s (including store remodeling costs, advertising, credit card issuance and promotion and other name change expenses), severance costs related to the Stern’s closure, costs to close and sell certain Stern’s stores (including lease obligations and other store closing expenses), Stern’s duplicate central office costs, costs associated with converting the Liberty House stores into Macy’s (including advertising, credit card issuance and promotion and other name change expenses), Liberty House duplicate central office costs and other exit costs associated with the catalog and e-commerce reorganization.

         During the 53 weeks ended February 3, 2001, restructuring charges included costs to close and sell certain Stern’s stores, primarily related to lease obligations.

         In general, the Company recorded restructuring charges as expenses when they were incurred. The only costs that were accrued at the time management committed to the store closure, store conversion or reorganization plans were severance costs and lease obligations related to the Stern’s closure, pursuant to Emerging Issues Task Force Abstract Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

         The following table shows the activity associated with the Stern’s restructuring accruals:

	February 3,	Restructuring		February 2,
	2001	Charges	Payments	2002

		(millions)
Long-term lease obligations	$6	$14	$(2)	$18

Severance	$—	$18	$(16)	$2

         The restructuring charge for severance covered approximately 2,500 people and the remaining accrual at February 2, 2002 relates to approximately 50 people.

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

         Rental expense consists of:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)

Real estate (excluding executory costs)

Capitalized leases -

Contingent rentals	$2	$3	$3

Operating leases -

Minimum rentals	160	159	142

Contingent rentals	22	21	23

	184	183	168

Less income from subleases -

Capitalized leases	2	3	3

Operating leases	20	22	20

	22	25	23

	$162	$158	$145

Personal property—Operating leases	$22	$23	$21

9. Intangible Assets

	February 2,	February 3,
	2002	2001

	(millions)

Goodwill	$508	$415

Identifiable intangibles	460	458

	968	873

Less accumulated amortization	285	256

	$683	$617

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

10. Financing

         The Company’s debt, excluding the debt of Fingerhut which is included in discontinued operations, was as follows:

	February 2,	February 3,
	2002	2001

	(millions)

Short-term debt:

Receivables backed financings	$598	$609

8.125% Senior Notes due 2002	400	—

Capital lease and other short-term obligations	14	8

6.125% Term Enhanced ReMarketable Securities	—	350

10.0% Senior Notes due 2001	—	110

Commercial Paper Program	—	40

	$1,012	$1,117

Long-term debt:

Receivables backed financings	$400	$997

6.625% Senior notes due 2008	500	—

6.625% Senior notes due 2011	500	—

8.5% Senior notes due 2003	450	450

6.9% Senior debentures due 2029	400	400

6.3% Senior notes due 2009	350	350

8.5% Senior notes due 2010	350	350

7.45% Senior debentures due 2017	300	300

7.0% Senior debentures due 2028	300	300

6.79% Senior debentures due 2027	250	250

8.125% Senior notes due 2002	—	400

Capital lease and other long-term obligations	59	48

	$3,859	$3,845

         Interest expense was as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)

Interest on debt	$321	$318	$310

Amortization of financing costs	7	6	6

Interest on capitalized leases	6	7	7

	334	331	323

Less interest capitalized on construction	3	4	3

	$331	$327	$320

         Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)

Fiscal year:

2003	$453

2004	252

2005	402

2006	1

2007	—

After 2007	2,700

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

12. Taxes

         Income tax expense is as follows:

	52 Weeks Ended			53 Weeks Ended			52 Weeks Ended
	February 2, 2002			February 3, 2001			January 29, 2000

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(millions)

Federal	$263	$(51)	$212	$474	$(23)	$451	$581	$(118)	$463

State and local	60	(10)	50	98	—	98	109	(11)	98

	$323	$(61)	$262	$572	$(23)	$549	$690	$(129)	$561

         The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 52 weeks ended February 2, 2002, the 53 weeks ended February 3, 2001 and the 52 weeks ended January 29, 2000 to income from continuing operations before income taxes and extraordinary item. The reasons for this difference and their tax effects are as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)

Expected tax	$273	$480	$485

State and local income taxes, net of federal income tax benefit	37	63	64

Permanent difference arising from the amortization of intangible assets	6	7	9

Disposition of a subsidiary	(44)	—	—

Other	(10)	(1)	3

	$262	$549	$561

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

Pension Plan

         The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plan as of December 31, 2001 and 2000:

	2002	2001

	(millions)

Change in projected benefit obligation

Projected benefit obligation, beginning of year	$1,368	$1,295

Service cost	35	34

Interest cost	97	98

Plan amendments	1	—

Actuarial loss	10	71

Benefits paid	(114)	(130)

Projected benefit obligation, end of year	$1,397	$1,368

Changes in plan assets (primarily stocks, bonds and U.S. government securities)

Fair value of plan assets, beginning of year	$1,670	$1,811

Actual return on plan assets	(76)	(11)

Benefits paid	(114)	(130)

Fair value of plan assets, end of year	$1,480	$1,670

Funded status	$83	$302

Unrecognized net (gain) loss	149	(94)

Unrecognized prior service cost	2	2

Prepaid pension expense	$234	$210

         Net pension income for the Company’s Pension Plan included the following actuarially determined components:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)

Service cost	$35	$34	$35

Interest cost	97	98	92

Expected return on assets	(156)	(151)	(142)

Cost of special termination benefits	—	—	3

	$(24)	$(19)	$(12)

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

Supplementary Retirement Plan

         The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of December 31, 2001 and 2000:

	2002	2001

	(millions)

Change in projected benefit obligation

Projected benefit obligation, beginning of year	$137	$116

Service cost	5	4

Interest cost	12	9

Plan amendments	(1)	2

Actuarial loss	36	14

Benefits paid	(9)	(8)

Projected benefit obligation, end of year	$180	$137

Change in plan assets

Fair value of plan assets, beginning of year	$—	$—

Company contributions	9	8

Benefits paid	(9)	(8)

Fair value of plan assets, end of year	$—	$—

Funded status	$(180)	$(137)

Unrecognized net loss	65	36

Unrecognized prior service cost	2	4

Accrued benefit cost	$(113)	$(97)

Amounts recognized in the statement of financial position

Accrued benefit cost	$(135)	$(105)

Intangible asset	2	4

Accumulated other comprehensive income	20	4

Net amount recognized	$(113)	$(97)

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

         The following provides a reconciliation of benefit obligations, plan assets and funded status of the postretirement obligations as of December 31, 2001 and 2000:

	2002	2001

	(millions)

Change in accumulated postretirement benefit obligation

Accumulated postretirement benefit obligation, beginning of year	$271	$270

Service cost	1	1

Interest cost	19	20

Actuarial loss	18	10

Benefits paid	(29)	(30)

Accumulated postretirement benefit obligation, end of year	$280	$271

Change in plan assets

Fair value of plan assets, beginning of year	$—	$—

Company contributions	29	30

Benefits paid	(29)	(30)

Fair value of plan assets, end of year	$—	$—

Funded status	$(280)	$(271)

Unrecognized net gain	(29)	(56)

Unrecognized prior service cost	(28)	(35)

Accrued benefit cost	$(337)	$(362)

         Net post retirement benefit expense included the following actuarially determined components:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)

Service cost	$1	$1	$1

Interest cost	19	20	20

Amortization of prior service cost	(7)	(7)	(7)

Recognition of net actuarial gain	(9)	(9)	(8)

Reduction for special termination benefits	—	—	(4)

	$4	$5	$2

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

         Stock option transactions are as follows:

	52 Weeks Ended		53 Weeks Ended		52 Weeks Ended
	February 2, 2002		February 3, 2001		January 29, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Options		Options		Options
	Shares	Price	Shares	Price	Shares	Price

	(shares in thousands)

Outstanding, beginning of year	24,082.8	$36.08	17,307.1	$38.95	13,660.8	$36.72

Granted	3,995.0	42.91	8,248.3	30.08	5,775.0	41.13

Canceled	(958.1)	38.65	(1,055.4)	40.36	(658.8)	40.33

Exercised	(1,507.1)	28.57	(417.2)	25.97	(1,469.9)	26.10

Outstanding, end of year	25,612.6	$37.49	24,082.8	$36.08	17,307.1	$38.95

Exercisable, end of year	11,759.7	$36.58	9,040.5	$34.92	5,800.3	$31.33

Weighted average fair value of options granted during the year		$19.62		$14.33		$17.54

         The following summarizes information about stock options which remain outstanding as of February 2, 2002:

		Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercisable	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

	(thousands)			(thousands)

$11.63-25.00	1,604.4	2.5 years	$21.29	1,604.4	$21.29

25.01-40.00	14,130.7	7.1 years	32.56	6,572.9	33.56

40.01-79.44	9,877.5	7.6 years	47.19	3,582.4	48.95

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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2002	February 3, 2001	January 29, 2000

	(millions)
Dividend yield	—	—	—

Expected volatility	39.1%	37.0%	32.5%

Risk-free interest rate	4.6%	6.3%	5.4%

Expected life	6 years	6 years	6 years

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

         The estimated fair values of certain financial instruments of the Company are as follows:

	February 2, 2002			February 3, 2001

	Notational	Carrying	Fair	Notational	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

	(millions)

Long-term debt	$3,808	$3,808	$3,893	$3,797	$3,797	$3,799

Interest rate cap agreements	375	—	—	375	1	1

Interest rate swap agreements	600	1	1	—	—	—

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

19. Quarterly Results (unaudited)

         Unaudited quarterly results for the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001, were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(millions, except per share data)

52 Weeks Ended February 2, 2002:

Net sales	$3,556	$3,488	$3,475	$5,132

Cost of sales	2,177	2,135	2,143	3,129

Selling, general and administrative expenses	1,175	1,113	1,192	1,321

Asset impairment and restructuring charges (see Note 4)	26	27	14	95

Income from continuing operations	58	124	26	310

Discontinued operations (a)	—	(14)	(13)	(757)

Net income (loss)	58	110	3	(447)

Basic earnings (loss) per share:

Income from continuing operations	.30	.63	.13	1.57

Net income (loss)	.30	.56	.02	(2.27)

Diluted earnings (loss) per share:

Income from continuing operations	.29	.62	.13	1.55

Net income (loss)	.29	.55	.02	(2.23)

53 Weeks Ended February 3, 2001:

Net sales	$3,573	$3,679	$3,782	$5,604

Cost of sales	2,152	2,173	2,295	3,335

Selling, general and administrative expenses	1,152	1,104	1,218	1,438

Asset impairment and restructuring charges (see Note 4)	—	—	—	80

Income from continuing operations	118	194	109	400

Discontinued operations (a)	(29)	(131)	(777)	(68)

Net income (loss)	89	63	(668)	332

Basic earnings (loss) per share:

Income from continuing operations	.56	.94	.54	2.01

Net income (loss)	.42	.31	(3.32)	1.67

Diluted earnings (loss) per share:

Income from continuing operations	.55	.93	.54	1.99

Net income (loss)	.41	.30	(3.32)	1.65

(a)	Discontinued operations include the after-tax operations of Fingerhut Companies, Inc. The fourth quarter of 2001 includes the estimated after-tax loss on the disposal of discontinued operations of $770 million.