Form 10-Q/A
period 2002-05-04
FEDERATED DEPARTMENT STORES INC /DE/
filed 2002-11-15
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 2054

FORM 10-Q/A

Amendment to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 4, 2002.

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

201,495,594 shares of the Registrant’s Common Stock, $.01 par value, were outstanding as of June 1, 2002.

Explanatory Note

This Amendment on Form 10-Q/A to the Company’s Form 10-Q for its fiscal quarter ended May 4, 2002 (the “Form 10-Q”) amends and restates Part I and Item 1 of Part II Legal Proceedings of the Form 10-Q to provide incremental disclosure. The changes to the Company’s Consolidated Financial Statements set forth in Part I are limited to (i) the breakout of “restructuring charges” on the Company’s Consolidated Statements of Income into “asset impairment charges” and “restructuring charges,” and (ii) the provision of incremental disclosure in the Notes to such Consolidated Financial Statements. Except as otherwise expressly stated or where the context requires otherwise, the information in this Amendment speaks of June 18, 2002, the date on which the Form 10-Q was filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended	13 Weeks Ended
	May 4, 2002	May 5, 2001

Net Sales	$3,453	$3,556

Cost of sales:

Recurring	2,078	2,158

Inventory valuation adjustments related to Stern’s closure	—	19

Total cost of sales	2,078	2,177

Selling, general and administrative expenses	1,154	1,175

Asset impairment charges	—	4

Restructuring charges	—	22

Operating Income	221	178

Interest expense	(78)	(81)

Interest income	4	3

Income from continuing operations before income taxes	147	100

Federal, state and local income tax expense	(58)	(42)

Income from continuing operations	89	58

Discontinued operations	—	—

Net Income	$89	$58

(Continued)

PART I — FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income (continued)
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended	13 Weeks Ended
	May 4, 2002	May 5, 2001

Basic earnings per share:

Income from continuing operations	$.44	$.30

Income from discontinued operations	—	—

Net income	$.44	$.30

Diluted earnings per share:

Income from continuing operations	$.43	$.29

Income from discontinued operations	—	—

Net income	$.43	$.29

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)

	May 4,	February 2,	May 5,
	2002	2002	2001

ASSETS:

Current Assets:

Cash	$1,009	$636	$448

Accounts receivable	2,156	2,379	2,248

Merchandise inventories	3,640	3,376	3,882

Supplies and prepaid expenses	139	124	126

Deferred income tax assets	19	21	2

Assets of discontinued operations	1,389	1,812	2,574

Total Current Assets	8,352	8,348	9,280

Property and Equipment – net	6,416	6,506	6,513

Goodwill – net	305	305	224

Other Intangible Assets – net	378	378	385

Other Assets	613	575	521

Total Assets	$16,064	$16,112	$16,923

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:

Short-term debt	$1,006	$1,012	$1,129

Accounts payable and accrued liabilities	2,712	2,645	2,742

Income taxes	9	57	104

Liabilities of discontinued operations	894	1,068	971

Total Current Liabilities	4,621	4,782	4,946

Long-Term Debt	3,859	3,859	4,342

Deferred Income Taxes	1,349	1,345	1,329

Other Liabilities	567	562	541

Shareholders’ Equity	5,668	5,564	5,765

Total Liabilities and Shareholders’ Equity	$16,064	$16,112	$16,923

     The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	13 Weeks Ended	13 Weeks Ended
	May 4, 2002	May 5, 2001

Cash flows from continuing operating activities:

Net income	$89	$58

Adjustments to reconcile net income to net cash provided by continuing operating activities:

Income from discontinued operations	—	—

Depreciation and amortization	164	161

Amortization of intangible assets	—	7

Amortization of financing costs	2	1

Amortization of unearned restricted stock	1	1

Asset impairment and restructuring charges	—	45

Changes in assets and liabilities:

Decrease in accounts receivable	223	190

Increase in merchandise inventories	(264)	(256)

Increase in supplies and prepaid expenses	(15)	(4)

Increase in other assets not separately identified	(21)	(15)

Increase (decrease) in accounts payable and accrued liabilities not separately identified	27	(15)

Decrease in current income taxes	(48)	(140)

Increase (decrease) in deferred income taxes	6	(31)

Increase in other liabilities not separately identified	5	1

Net cash provided by continuing operating activities	169	3

Cash flows from continuing investing activities:

Purchase of property and equipment	(81)	(53)

Capitalized software	(11)	(18)

Net cash used by continuing investing activities	(92)	(71)

Cash flows from continuing financing activities:

Debt issued	—	624

Financing costs	—	(7)

Debt repaid	(8)	(113)

Increase in outstanding checks	41	73

Acquisition of treasury stock	(1)	(147)

Issuance of common stock	15	31

Net cash provided by continuing financing activities	47	461

(Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

(millions)

	13 Weeks Ended	13 Weeks Ended
	May 4, 2002	May 5, 2001

Net cash provided by continuing operations	124	393

Net cash provided (used) by discontinued operations	249	(167)

Net increase in cash	373	226

Cash at beginning of period	636	222

Cash at end of period	$1,009	$448

Supplemental cash flow information:

Interest paid	$104	$95

Interest received	4	2

Income taxes paid (net of refunds received)	56	205

     The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.     Summary of Significant Accounting Policies

A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002 (the “2001 10-K”). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2001 10-K.

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

Certain reclassifications were made to prior year’s amounts to conform with the classifications of such amounts for the most recent year.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds or amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. Management does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.     Discontinued Operations

On January 16, 2002, the Company’s Board of Directors approved a plan to dispose of the operations of Fingerhut Companies, Inc. (“Fingerhut”), including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, which were acquired by the Company on March 18, 1999. The results of the Fingerhut operations (including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries) have been classified as discontinued operations and prior periods have been restated.

The Company is in negotiations with third parties to sell selected assets of Fingerhut. The Company is also in negotiations to sell as ongoing businesses Arizona Mail Order, Figi’s and Popular Club Plan. However, there can be no assurance that these negotiations will lead to consummated transactions.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Discontinued operations included Fingerhut sales which totaled $266 million for the 13 weeks ended May 5, 2001. Estimated interest expense has been allocated to discontinued operations based upon the debt balances attributable to those operations. Interest expense allocated to discontinued operations was $20 million for the 13 weeks ended May 5, 2001. A loss on disposal of the Fingerhut operations was recorded in the fourth quarter of fiscal 2001. This loss included significant estimates for the wind-down of the operations of Fingerhut, the wind-down of the Fingerhut accounts receivable portfolio, estimated losses on the sale of inventory and property and equipment, severance and retention costs and the losses on the sale of the subsidiary catalog businesses. As sales transactions are consummated and estimates are revised, additional income or losses are recorded within the discontinued operations line on the income statement and the amount the Company expects to realize from the net assets of discontinued operations is adjusted accordingly. For the 13 weeks ended May 4, 2002 and May 5, 2001, discontinued operations had no impact on net income.

Effective February 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Term Assets.” Upon adoption, the Company changed the presentation of the net assets of discontinued operations to a gross presentation. All periods have been restated to reflect this statement.

The net assets of Fingerhut included within discontinued operations are as follows:

	May 4, 2002	February 2, 2002	May 5, 2001

	(millions)
Current assets	$1,298	$1,715	$2,005

Other assets	91	97	569

Current liabilities	(423)	(518)	(204)

Total debt	(450)	(529)	(720)

Other liabilities	(21)	(21)	(47)

	$495	$744	$1,603

3.     Asset Impairment and Restructuring Charges

The Company recorded $45 million of asset impairment and restructuring charges during the first quarter of 2001 primarily related to the closure of the Stern’s department store division and subsequent integration into its Macy’s and Bloomingdale’s operations, including $19 million of inventory valuation adjustments as a part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern’s and that would not continue to be sold following the conversion of the Stern’s stores to Macy’s and Bloomingdale’s stores. The Company recorded $4 million of asset impairment charges during the first quarter of 2001 related to an investment write-down as a result of the Company’s determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis. The remaining $22 million of restructuring charges included $8 million of duplicate central office costs, $8 million of severance costs and $6 million of costs associated with converting the Stern’s stores into Macy’s (primarily advertising).

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

In general, the Company recorded restructuring charges as expenses when they were incurred. The only costs that were accrued at the time management committed to the store closure and conversion plans were severance costs and lease obligations related to the Stern’s closure, pursuant to Emerging Issues Task Force Abstract Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

The following tables show the activity associated with the Stern’s restructuring accruals:

	February 2,	Restructuring		May 4,
	2002	Charges	Payments	2002

	(millions)
Long-term lease obligations	$18	$—	$(1)	$17

Severance	$2	$—	$(1)	$1

The $17 million reserve that the Company still expects to pay out relates to liabilities associated with the disposition of Stern’s properties. The remaining severance accrual at May 4, 2002 relates to approximately 50 people.

	February 3,	Restructuring		May 5,
	2001	Charges	Payments	2001

	(millions)
Long-term lease obligations	$6	$—	$—	$6

Severance	$—	$8	$(5)	$3

The $6 million reserve that the Company expected to pay out related to liabilities associated with the disposition of Stern’s properties. The restructuring charge for severance in the first quarter of 2001 covered approximately 300 people and the remaining accrual at May 5, 2001 related to approximately 35 people.

4.     Goodwill and Other Intangible Assets

Effective February 3, 2002, the Company adopted SFAS No. 142,“Goodwill and Other Intangible Assets.” Upon adoption, the Company discontinued the practice of amortizing goodwill and indefinite lived intangible assets and determined that an impairment loss was not present. Impairment will be examined on an annual basis and more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

The following summarizes the Company’s goodwill and other intangible assets and amortization expense:

	May 4, 2002	February 2, 2002	May 5, 2001

	(millions)
Amortizing intangible assets
Customer lists	$2	$2	$—

Less accumulated amortization	—	—	—

	$2	$2	$—

Non-amortizing intangible assets
Goodwill	$305	$305	$224

Tradenames	376	376	385

	$681	$681	$609

	13 Weeks Ended	13 Weeks Ended
	May 4, 2002	May 5, 2001

	(millions)
Amortization expense
Continuing operations	$—	$7

Discontinued operations	—	5

	$—	$12

The customer lists are being amortized over their estimated useful life of 7 years.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

The following is an illustration of the impact on income from continuing operations and net income, including discontinued operations, as if the new accounting standard was effective beginning February 4, 2001:

	13 Weeks Ended	13 Weeks Ended
	May 4, 2002	May 5, 2001

	(millions)
Income from continuing operations
Reported income from continuing operations	$89	$58

Intangible asset and goodwill amortization	—	6

Adjusted income from continuing operations	$89	$64

Basic earnings per share:

Reported income from continuing operations	$.44	$.30

Intangible asset and goodwill amortization	—	.03

Adjusted income from continuing operations	$.44	$.33

Diluted earnings per share:

Reported income from continuing operations	$.43	$.29

Intangible asset and goodwill amortization	—	.03

Adjusted income from continuing operations	$.43	$.32

Net income
Reported net income	$89	$58

Intangible asset and goodwill amortization	—	9

Adjusted net income	$89	$67

Basic earnings per share:

Reported net income	$.44	$.30

Intangible asset and goodwill amortization	—	.04

Adjusted net income	$.44	$.34

Diluted earnings per share:

Reported net income	$.43	$.29

Intangible asset and goodwill amortization	—	.04

Adjusted net income	$.43	$.33

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

5.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

			13 Weeks Ended

	May 4, 2002			May 5, 2001

	Income		Shares	Income		Shares

(millions, except per share data) Income from continuing operations and average number of shares outstanding	$89		201.0	$58		197.5

Shares to be issued under deferred compensation plans	—		.6	—		.5

	$89		201.6	$58		198.0

Basic earnings per share		$.44			$.30

Effect of dilutive securities:

Warrants	—		—	—		2.9

Stock options	—		2.4	—		3.2

	$89		204.0	$58		204.1

Diluted earnings per share		$.43			$.29

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

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “first quarter of 2002” and “first quarter of 2001” are to the Company’s 13-week fiscal periods ended May 4, 2002 and May 5, 2001, respectively.

On January 16, 2002, the Company’s Board of Directors approved a plan to dispose of the operations of Fingerhut Companies, Inc. (“Fingerhut”), including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, which were acquired by the Company on March 18, 1999. The decision to dispose of Fingerhut was based on management’s determination that there was no longer any strategic value to Federated in retaining the Fingerhut operations and there was no expectation, based on Fingerhut’s historical earnings and future prospects, that this business would contribute meaningfully to the Company’s future financial performance. The plan of disposition approved by the Company’s board of directors contemplated a disposal by liquidation of the Fingerhut core catalog operations and a disposal by sale of Fingerhut’s three catalog subsidiaries, Arizona Mail Order, Figi’s and Popular Club Plan.

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

On July 9, 2001, the Company completed its acquisition of Liberty House, a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. The total purchase price of the Liberty House acquisition was approximately $200 million, consisting of approximately $183 million of cash and the assumption of approximately $17 million of indebtedness. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Liberty House have been included in the Company’s results of operations from the date of acquisition and the purchase price has been allocated to Liberty House’s assets and liabilities based on their estimated fair values as of that date. All Liberty House stores were converted to Macy’s stores in 2001.

Results of Operations

Comparison of the 13 Weeks Ended May 4, 2002 and May 5, 2001

Net income for the first quarter 2002 totaled $89 million compared to $58 million for the first quarter of 2001.

Net sales for the first quarter of 2002 totaled $3,453 million, compared to net sales of $3,556 million for the first quarter of 2001, a decrease of 2.9%. The overall sales trend in the first quarter of 2002 was negatively impacted by weakness in career women’s apparel and dresses and men’s sportswear. However, sales were relatively strong in private brands, young men’s, kids, jewelry and furniture. On a comparable store basis (sales from stores in operation throughout the first quarter of 2001 and the first quarter of 2002), net sales for the first quarter of 2002 decreased 2.9% compared to the first quarter of 2001.

FEDERATED DEPARTMENT STORES, INC.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

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

Selling, general and administrative (“SG&A”) expenses were 33.4% of net sales for the first quarter of 2002 compared to 33.0% for the first quarter of 2001. SG&A expenses decreased 1.8% in actual dollars compared to the first quarter of 2001, however, due to the lower sales level, SG&A expenses increased 0.4 percentage points as a percent of net sales. SG&A expenses in the first quarter of 2002 benefited from lower goodwill and intangible amortization as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Effective February 3, 2002, the Company ceased amortizing goodwill and indefinite lived intangible assets. SG&A expenses in the first quarter of 2001 included amortization expense of $7 million, 0.2% of net sales, related to goodwill and indefinite lived intangible assets. Although the Company was able to reduce certain expenses in the first quarter of 2002, such as advertising, the impact of higher occupancy related expenses, such as depreciation, rent, taxes and insurance, on the lower sales base, contributed to the higher SG&A rate.

The Company recorded $45 million of asset impairment and restructuring charges during the first quarter of 2001 primarily related to the closure of the Stern’s department store division and subsequent integration into its Macy’s and Bloomingdale’s operations, including $19 million of inventory valuation adjustments as a part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern’s and that would not continue to be sold following the conversion of the Stern’s stores to Macy’s and Bloomingdale’s stores. The Company recorded $4 million of asset impairment charges during the first quarter of 2001 related to an investment write-down as a result of the Company’s determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis. The remaining $22 million of restructuring charges included $8 million of duplicate central office costs, $8 million of severance costs and $6 million of costs associated with converting the Stern’s stores into Macy’s (primarily advertising).

Net interest expense was $74 million for the first quarter of 2002, compared to $78 million for the first quarter of 2001.

The Company’s effective income tax rate of 39.7% for the first quarter of 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes.

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

FEDERATED DEPARTMENT STORES, INC.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

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

In order to facilitate comparisons with major competitors, the Company structured and finances its non-proprietary credit card receivables using an off-balance sheet arrangement which currently is set to expire in 2002. However, the Company is in the process of extending the arrangement related to the financing of its non-proprietary credit card receivables. Under this arrangement, FDS Bank, a subsidiary of the Company, sells its non-proprietary credit card receivables to a wholly-owned special purpose entity which in turn transfers the purchased receivables to a bankruptcy-remote, qualified special purpose entity (the “trust”). The special purpose entity has sold interests in the trust to two unrelated bank commercial paper conduit programs. Proceeds from this sale plus excess cash flow from the trust are used to buy the receivables from FDS Bank. The two commercial paper conduit programs have agreed to buy interests in the trust of up to $600 million in the aggregate. These interests are variable and fluctuate with the level of receivables. As of May 4, 2002, the gross amount of receivables in the trust was $615 million, and the bank conduit programs held $469 million of interests. The trust has issued three classes of certificates: Class A, Class B and Class C certificates. The bank conduit programs hold the Class A and Class B certificates and the Company holds the Class C certificates. The Company also holds a required 2% seller’s interest and the residual interest in the trust. The Company’s interest is valued at $127 million and is included in other assets on the Company’s Consolidated Balance Sheet as of May 4, 2002. The bank conduit programs held $417 million in Class A certificates and $52 million in Class B certificates as of May 4, 2002. The Company held the Class C certificate in the amount of $52 million, which certificate is subordinate to the Class A and Class B certificates. Beyond the value of the receivables in the trust, the bank conduit programs have no recourse back to the Company. All income from the sale of the receivables to the trust is accounted for in SG&A expenses.

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

FEDERATED DEPARTMENT STORES, INC.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

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

Outlook

The Company expects to achieve earnings per share from continuing operations in 2002 of $3.40 to $3.65: 50 to 60 cents a share in the second quarter and $2.45 to $2.65 a share in the second half of the fiscal year, which ends February 1, 2003. Additionally, a comparable store sales increase of 1 to 1.5 percent is forecasted for 2002: flattish in the second quarter and up 3 to 3.5 percent in the second half of 2002. In estimating comparable store sales and earnings per share, the Company assumed that general economic conditions and consumer confidence and demand would be such that sales would increase by the forecasted amounts and the rate of growth in operating income would be 0.5 to 1.0 percentage points, with most of the improvement coming from the gross margin rate, since in light of the sales forecasts, it will be difficult to significantly reduce SG&A expenses as a percent of net sales. The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control. Consequently, actual results could differ materially from the forecasted results. See “Forward-Looking Statements” for a discussion of matters that could cause actual results to vary from the Company’s expectations.

PART II — OTHER INFORMATION
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

FEDERATED DEPARTMENT STORES, INC.

Date November 15, 2002	/s/ DENNIS J. BRODERICK

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

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

November 15, 2002	/s/ KAREN M. HOGUET Karen M. Hoguet