Form 10-Q/A
period 2002-08-03
FEDERATED DEPARTMENT STORES INC /DE/
filed 2002-11-15
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

196,161,685 shares of the Registrant’s Common Stock, $.01 par value, were outstanding as of August 31, 2002.

Explanatory Note

This Amendment on Form 10-Q/A to the Company’s Form 10-Q for its fiscal quarter ended August 3, 2002 (the “Form 10-Q”) amends and restates Part I and Item 6 of Part II of the Form 10-Q to provide incremental disclosure and to refile Exhibits 10.3 and 10.4 in html format. The changes to the Company’s Consolidated Financial Statements set forth in Part I are limited to (i) the breakout of “restructuring charges” on the Company’s Consolidated Statements of Income into “asset impairment charges” and “restructuring charges,” and (ii) the provision of incremental disclosure in the Notes to such Consolidated Financial Statements. Except as otherwise expressly stated or where the context requires otherwise, the information in this Amendment speaks of September 17, 2002, the date on which the Form 10-Q was filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net Sales	$3,486	$3,488	$6,939	$7,044

Cost of sales:

Recurring	2,051	2,128	4,129	4,286

Inventory valuation adjustments related to Stern’s closure	—	7	—	26

Total cost of sales	2,051	2,135	4,129	4,312

Selling, general and administrative expenses	1,135	1,113	2,289	2,288

Asset impairment charges	—	—	—	4

Restructuring charges	—	27	—	49

Operating income	300	213	521	391

Interest expense	(83)	(78)	(161)	(159)

Interest income	5	—	9	3

Income from continuing operations before income taxes	222	135	369	235

Federal, state and local income tax expense	(89)	(11)	(147)	(53)

Income from continuing operations	133	124	222	182

Discontinued operations:

Loss from discontinued operations, net of tax effect	—	(14)	—	(14)

Income on disposal of discontinued operations, net of tax effect	149	—	149	—

Net Income	$282	$110	$371	$168

(Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income (continued)
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Basic earnings (loss) per share:

Income from continuing operations	$.66	$.63	$1.10	$.93

Income (loss) from discontinued operations	.74	(.07)	.74	(.08)

Net income	$1.40	$.56	$1.84	$.85

Diluted earnings (loss) per share:

Income from continuing operations	$.66	$.62	$1.09	$.90

Income (loss) from discontinued operations	.73	(.07)	.73	(.07)

Net income	$1.39	$.55	$1.82	$.83

     The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)

	August 3,	February 2,	August 4,
	2002	2002	2001

ASSETS:

Current Assets:

Cash	$1,398	$636	$257

Accounts receivable	2,676	2,379	2,153

Merchandise inventories	3,657	3,376	3,813

Supplies and prepaid expenses	135	124	140

Deferred income tax assets	16	21	26

Assets of discontinued operations	593	1,812	2,452

Total Current Assets	8,475	8,348	8,841

Property and Equipment — net	6,389	6,506	6,541

Goodwill	305	305	289

Other Intangible Assets — net	378	378	384

Other Assets	544	575	563

Total Assets	$16,091	$16,112	$16,618

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:

Short-term debt	$1,919	$1,012	$599

Accounts payable and accrued liabilities	2,731	2,645	2,698

Income taxes	42	57	116

Liabilities of discontinued operations	322	1,068	905

Total Current Liabilities	5,014	4,782	4,318

Long-Term Debt	3,402	3,859	4,713

Deferred Income Taxes	1,299	1,345	1,275

Other Liabilities	551	562	542

Shareholders’ Equity	5,825	5,564	5,770

Total Liabilities and Shareholders’ Equity	$16,091	$16,112	$16,618

     The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	26 Weeks Ended	26 Weeks Ended
	August 3, 2002	August 4, 2001

Cash flows from continuing operating activities:

Net income	$371	$168

Adjustments to reconcile net income to net cash provided by continuing operating activities:

(Income) loss from discontinued operations	(149)	14

Depreciation and amortization	331	321

Amortization of intangible assets	—	14

Amortization of financing costs	4	3

Amortization of unearned restricted stock	2	2

Asset impairment and restructuring charges	—	79

Changes in assets and liabilities:

Decrease in accounts receivable	308	309

Increase in merchandise inventories	(281)	(130)

Increase in supplies and prepaid expenses	(11)	(17)

Increase in other assets not separately identified	(27)	(36)

Increase (decrease) in accounts payable and accrued liabilities not separately identified	75	(105)

Decrease in current income taxes	(15)	(128)

Decrease in deferred income taxes	(41)	(72)

Increase (decrease) in other liabilities not separately identified	(11)	1

Net cash provided by continuing operating activities	556	423

Cash flows from continuing investing activities:

Purchase of property and equipment	(219)	(221)

Capitalized software	(23)	(32)

Increase in note receivable	(39)	—

Acquisition of Liberty House, Inc., net of cash acquired	—	(173)

Disposition of property and equipment	—	27

Net cash used by continuing investing activities	(281)	(399)

Cash flows from continuing financing activities:

Debt issued	—	672

Financing costs	—	(10)

Debt repaid	(35)	(353)

Increase in outstanding checks	13	49

Acquisition of treasury stock	(139)	(270)

Issuance of common stock	26	48

Net cash provided (used) by continuing financing activities	(135)	136

(Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

(millions)

	26 Weeks Ended	26 Weeks Ended
	August 3, 2002	August 4, 2001

Net cash provided by continuing operations	140	160

Net cash provided (used) by discontinued operations	622	(125)

Net increase in cash	762	35

Cash at beginning of period	636	222

Cash at end of period	$1,398	$257

Supplemental cash flow information:

Interest paid	$175	$174

Interest received	9	3

Income taxes paid (net of refunds received)	55	219

Schedule of non cash investing and financing activities:

Consolidation of assets and debt of previously unconsolidated subsidiary	479	—

Debt assumed in acquisition	—	17

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and clarifies the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

During July 2002, the Company completed the sale of Fingerhut’s core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and in a separate transaction completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from these sales and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations totaling $236 million of income before income taxes, or $149 million after income taxes.

The Company is currently in negotiations with third parties to sell as ongoing businesses Arizona Mail Order, Figi’s and Popular Club Plan. However, there can be no assurance that these negotiations will lead to consummated transactions.

Effective February 3, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Term Assets.” Upon adoption, the Company changed the presentation of the net assets of discontinued operations to a gross presentation. All periods have been reclassified to reflect this statement.

The net assets of Fingerhut included within discontinued operations are as follows:

	August 3, 2002	February 2, 2002	August 4, 2001

		(millions)
Current assets	$556	$1,715	$1,894

Other assets	37	97	558

Current liabilities	(322)	(539)	(252)

Total debt	—	(529)	(653)

	$271	$744	$1,547

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

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

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

4.  Asset Impairment and Restructuring Charges

The Company recorded $79 million of asset impairment and restructuring charges during 2001, primarily related to the closure of the Stern’s department store division, including $26 million of inventory valuation adjustments as a part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern’s and that would not continue to be sold following the conversion of the Stern’s stores to Macy’s and Bloomingdale’s stores. The Company recorded $4 million of asset impairment charges during 2001 related to an investment write-down as a result of the Company’s determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis. The remaining $49 million of restructuring charges includes $15 million of costs associated with converting the Stern’s stores to Macy’s stores (including advertising, credit card issuance and promotion and other name change expenses), $10 million of costs to close and sell certain Stern’s stores (including lease obligations and other store closing expenses), $9 million of duplicate central office costs and $15 million of severance costs related to the Stern’s closure.

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

The following tables show the activity associated with the Stern’s restructuring accruals:

	February 2,	Restructuring		August 3,
	2002	Charges	Payments	2002

		(millions)
Long-term lease obligations	$18	$—	$(3)	$15

Severance	$2	$—	$(2)	$—

The $15 million reserve that the Company still expects to pay out relates to liabilities associated with the disposition of Stern’s properties.

	February 3,	Restructuring		August 4,
	2001	Charges	Payments	2001

		(millions)
Long-term lease obligations	$6	$3	$—	$9

Severance	$—	$15	$(14)	$1

The $9 million reserve that the Company expected to pay out related to liabilities associated with the disposition of Stern’s properties. The 2001 restructuring charge for severance covered approximately 2,250 people and the remaining accrual at August 4, 2001 related to approximately 5 people.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

5.  Taxes

In connection with the Stern’s restructuring, income tax expense for the 13 and 26 weeks ended August 4, 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company’s investment in Stern’s Department Stores, Inc. upon disposition.

6.  Financing

During July 2002, in connection with the extension of the financing arrangement related to the Company’s non-proprietary credit card receivables, the Company took certain actions which resulted in the consolidation of the Prime Credit Card Master Trust II (the “Trust”) for financial reporting purposes. In particular, the documentation governing the arrangement was amended to provide the Company’s special purpose entity the ability to unilaterally remove specific transferred assets from the trust. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” this amendment disqualified the arrangement for sale treatment and requires secured borrowing treatment for all sales of the Company’s non-proprietary credit card receivables pursuant to this arrangement. The Company chose to take this action because it determined that off-balance sheet financing of its non-proprietary credit card receivables was no longer necessary to facilitate comparisons with its principal competitors and as a result of negative public sentiment toward off-balance sheet arrangements generally. The principal assets and liabilities of the Trust consist of non-proprietary credit card receivables transferred by the Company to the Trust in transactions previously accounted for as sales under SFAS 140 and the related debt issued by the Trust. As a result of the Company’s actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. These actions increased the Company’s consolidated assets and debt by $479 million at July 5, 2002 and $457 million at August 3, 2002.

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

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

The following summarizes the Company’s goodwill and other intangible assets and amortization expense:

	August 3,	February 2,	August 4,
	2002	2002	2001

		(millions)
Amortizing intangible assets

Customer lists	$2	$2	$2

Less accumulated amortization	—	—	—

	$2	$2	$2

Non-amortizing intangible assets

Goodwill	$305	$305	$289

Tradenames	376	376	382

	$681	$681	$671

	13 Weeks Ended		26 Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

		(millions)
Amortization expense

Continuing operations	$—	$7	$—	$14

Discontinued operations	—	6	—	11

	$—	$13	$—	$25

The customer lists are being amortized over their estimated useful life of 7 years.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

The following is an illustration of the impact on income from continuing operations and net income, including discontinued operations, as if SFAS No. 142 was effective beginning February 4, 2001:

	13 Weeks Ended		26 Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

	(millions, except per share figures)
Income from continuing operations

Reported income from continuing operations	$133	$124	$222	$182

Intangible asset and goodwill amortization	—	6	—	12

Adjusted income from continuing operations	$133	$130	$222	$194

Basic earnings per share:

Reported income from continuing operations	$.66	$.63	$1.10	$.93

Intangible asset and goodwill amortization	—	.03	—	.06

Adjusted income from continuing operations	$.66	$.66	$1.10	$.99

Diluted earnings per share:

Reported income from continuing operations	$.66	$.62	$1.09	$.90

Intangible asset and goodwill amortization	—	.03	—	.06

Adjusted income from continuing operations	$.66	$.65	$1.09	$.96

Net income

Reported net income	$282	$110	$371	$168

Intangible asset and goodwill amortization	—	9	—	18

Adjusted net income	$282	$119	$371	$186

Basic earnings per share:

Reported net income	$1.40	$.56	$1.84	$.85

Intangible asset and goodwill amortization	—	.05	—	.10

Adjusted net income	$1.40	$.61	$1.84	$.95

Diluted earnings per share:

Reported net income	$1.39	$.55	$1.82	$.83

Intangible asset and goodwill amortization	—	.04	—	.09

Adjusted net income	$1.39	$.59	$1.82	$.92

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

8. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	13 Weeks Ended

	August 3, 2002			August 4, 2001

	Income		Shares	Income		Shares

(millions, except per share figures)

Income from continuing operations and average number of shares outstanding	$133		200.9	$124		194.0

Shares to be issued under deferred compensation plans	—		.6	—		.6

	$133		201.5	$124		194.6

Basic earnings per share		$.66			$.63

Effect of dilutive securities:

Warrants	—		—	—		2.5

Stock options	—		2.0	—		2.5

	$133		203.5	$124		199.6

Diluted earnings per share		$.66			$.62

	26 Weeks Ended

	August 3, 2002			August 4, 2001

	Income		Shares	Income		Shares

(millions, except per share figures)

Income from continuing operations and average number of shares outstanding operations and average number	$222		201.0	$182		195.7

Shares to be issued under deferred compensation plans	—		.6	—		.6

	$222		201.6	$182		196.3

Basic earnings per share		$1.10			$.93

Effect of dilutive securities:

Warrants	—		—	—		2.7

Stock options	—		2.1	—		2.8

	$222		203.7	$182		201.8

Diluted earnings per share		$1.09			$.90

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

For purposes of the following discussion, all references to “second quarter of 2002” and “second quarter of 2001” are to the Company’s 13-week fiscal periods ended August 3, 2002 and August 4, 2001, respectively, and all references to “2002” and “2001” are to the Company’s 26-week fiscal periods ended August 3, 2002 and August 4, 2001, respectively.

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

Net sales for the second quarter of 2002 totaled $3,486 million, relatively flat compared to net sales of $3,488 million for the second quarter of 2001. The overall sales trend in the second quarter of 2002 was disappointing and negatively impacted by weaker economic conditions and below normal levels

FEDERATED DEPARTMENT STORES, INC.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

of clearance merchandise in the stores. Sales were relatively strong in private brands, furniture, jewelry and young men’s. On a comparable store basis (sales from stores in operation throughout 2001 and 2002), net sales for the second quarter of 2002 decreased 2.8% compared to the second quarter of 2001.

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

Selling, general and administrative (“SG&A”) expenses were 32.6% of net sales for the second quarter of 2002 compared to 31.9% for the second quarter of 2001. SG&A expenses increased 2.0% in actual dollars compared to the second quarter of 2001, reflecting the impact of higher occupancy related expenses, such as depreciation, rent, taxes and insurance. SG&A expenses in the second quarter of 2002 benefited from lower goodwill and intangible amortization as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Effective February 3, 2002, the Company ceased amortizing goodwill and indefinite lived intangible assets. SG&A expenses in the second quarter of 2001 included amortization expense of $7 million, 0.2% of net sales, related to goodwill and indefinite lived intangible assets.

The Company recorded $34 million of restructuring costs during the second quarter of 2001 primarily related to the closure of the Stern’s department store division, including $7 million of inventory valuation adjustments as a part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern’s and that would not continue to be sold following the conversion of the Stern’s stores to Macy’s and Bloomingdale’s stores. The remaining $27 million of restructuring charges includes $9 million of costs associated with converting the Stern’s stores to Macy’s stores (including advertising, credit card issuance and promotion and other name change expenses), $10 million of costs to close and sell certain Stern’s stores (including lease obligations and other store closing expenses), $1 million of duplicate central office costs and $7 million of severance related to the Stern’s closure.

Net interest expense was $78 million for the second quarter of 2002 and for the second quarter of 2001.

The Company’s effective income tax rate of 39.6% for the second quarter of 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes. The Company’s effective income tax rate of 8.0% for the second quarter of 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of its Stern’s subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets. Income tax expense for the second quarter of 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company’s investment in Stern’s Department Stores, Inc. upon disposition.

FEDERATED DEPARTMENT STORES, INC.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

During July 2002, the Company completed the sale of Fingerhut’s core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and in a separate transaction completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from these sales and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations totaling $236 million of income before income taxes, or $149 million after income taxes.

      Comparison of the 26 Weeks Ended August 3, 2002 and August 4, 2001

      Net income for 2002 totaled $371 million compared to $168 million for 2001.

Net sales for 2002 totaled $6,939 million, compared to net sales of $7,044 million for 2001, a decrease of 1.5%. The overall sales trend in 2002 was disappointing and negatively impacted by weaker economic conditions, however, sales were relatively strong in private brands, furniture, jewelry and young men’s. On a comparable store basis (sales from stores in operation throughout 2001 and 2002), net sales decreased 2.9% compared to 2001.

Cost of sales was 59.5% of net sales for 2002, compared to 61.2% for 2001. Cost of sales as a percent of net sales for department stores, excluding $26 million Stern’s restructuring charges, was 60.8% in 2001. The cost of sales rate in 2002 benefited from lower markdowns resulting from the lower inventory levels throughout 2002. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

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

The Company recorded $79 million of asset impairment and restructuring charges during 2001, primarily related to the closure of the Stern’s department store division, including $26 million of inventory valuation adjustments as part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern’s and that would not continue to be sold following the conversion of the Stern’s stores to Macy’s and Bloomingdale’s stores. The Company recorded $4 million of asset impairment charges during 2001 related to an investment write-down as a result of the Company’s determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis. The remaining $49 million of restructuring charges includes $15

FEDERATED DEPARTMENT STORES, INC.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

million of costs associated with converting Stern’s stores to Macy’s stores (including advertising, credit card issuance and promotion and other name change expenses), $10 million of costs to close and sell certain Stern’s stores (including lease obligations and other store closing expenses), $9 million of duplicate central office costs and $15 million of severance costs related to the Stern’s closure.

Net interest expense was $152 million for 2002, compared to $156 million for 2001, primarily due to lower levels of borrowings.

The Company’s effective income tax rate of 39.7% for 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes. The Company’s effective income tax rate of 22.4% for 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of its Stern’s subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets. Income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company’s investment in Stern’s Department Stores, Inc. upon disposition.

During July 2002, the Company completed the sale of Fingerhut’s core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and in a separate transaction completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from these sales and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations totaling $236 million of income before income taxes, or $149 million after income taxes.

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

Net cash provided to the Company by discontinued operations was $622 million for 2002, primarily due to the sale of Fingerhut’s core catalog accounts receivable portfolio and the sale of various other Fingerhut assets.

During July 2002, in connection with the extension of the financing arrangement related to the Company’s non-proprietary credit card receivables, the Company took certain actions which resulted in the consolidation of the Prime Credit Card Master Trust II (the “Trust”) for financial reporting purposes. In particular, the documentation governing the arrangement was amended to provide the Company’s special purpose entity the ability to unilaterally remove specific transferred assets from the Trust. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” this amendment disqualified the arrangement for sale treatment and requires secured borrowing treatment for all sales of the Company’s non-proprietary credit card receivables pursuant to this arrangement. The Company chose to take this action because it determined that off-balance sheet financing of its non-proprietary credit card receivables was no longer necessary to facilitate comparisons with its principal competitors and as a result of negative public sentiment toward off-balance sheet arrangements generally. The principal assets and liabilities of the Trust consist of non-proprietary credit card receivables transferred by the Company to the Trust in transactions previously accounted for as sales under SFAS No. 140 and the related debt issued by the Trust. As a result of the Company’s actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. These actions increased the Company’s consolidated assets and debt by $479 million at July 5, 2002 and $457 million at August 3, 2002.

Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover its reasonably foreseeable working capital, capital expenditure and debt service requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain its liquidity levels. Depending upon conditions in the capital markets and other factors, the Company may from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance existing indebtedness or for other corporate purposes.

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

      Outlook

The Company expects to achieve earnings per share from continuing operations of $.35 to $.45 a share in the third quarter and $2.05 to $2.20 for the fourth quarter, which is consistent with the Company’s prior guidance. The Company now expects a comparable store sales increase of 1 to 3 percent for the third and fourth quarters of 2002, given the current weakness in the economy and the Company’s recent lower-than-anticipated sales trend. This compares to prior guidance of 3 to 3.5 percent for the same periods. In estimating comparable store sales and earnings per share, the Company assumed that general economic conditions and consumer confidence and demand would be such that sales would increase by the forecasted amounts. Additionally, the Company is assuming improvements in the gross margin rates for the third and fourth quarters, benefiting from lower inventory levels throughout the third and fourth quarters, with the year-end comparable store inventory levels expected to be relatively flat compared to the prior year. SG&A expenses are expected to increase by 1 to 3 percent in each quarter; however, the SG&A rate as a percent to net sales is expected to improve compared to last year in both the third and fourth quarters. The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control. Consequently, actual results could differ materially from the forecasted results. See “Forward-Looking Statements” for a discussion of matters that could cause actual results to vary from the Company’s expectations.

PART II — OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

PART II — OTHER INFORMATION

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

PART II — OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

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

FEDERATED DEPARTMENT STORES, INC.

Dated:	November 15, 2002	By: /S/ DENNIS J. BRODERICK Name: Dennis J. Broderick Title: Senior Vice President, General Counsel and Secretary

By: /S/ JOEL A. BELSKY Name: Joel A. Belsky Title: Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

     I, James M. Zimmerman, Chief Executive Officer of Federated Department Stores, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Federated Department Stores, Inc.;

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