Form 10-Q
period 2002-11-02
FEDERATED DEPARTMENT STORES INC /DE/
filed 2002-12-17
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended November 2, 2002.

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

190,204,717 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 30, 2002.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Net Sales	$3,479	$3,475	$10,418	$10,519

Cost of sales:

Recurring	2,112	2,134	6,241	6,420

Inventory valuation adjustments	-	9	-	35

Total cost of sales	2,112	2,143	6,241	6,455

Selling, general and administrative expenses	1,179	1,192	3,468	3,480

Asset impairment charges	-	-	-	4

Restructuring charges	-	14	-	63

Operating income	188	126	709	517

Interest expense	(77)	(82)	(238)	(241)

Interest income	4	2	13	5

Income from continuing operations before income taxes and extraordinary item	115	46	484	281

Federal, state and local income tax expense	(40)	(20)	(187)	(73)

Income from continuing operations before extraordinary item	75	26	297	208

Discontinued operations:

Loss from discontinued operations, net of tax effect	-	(13)	-	(27)

Income on disposal of discontinued operations, net of tax effect	31	-	180	-

Extraordinary item - loss on early extinguishment of debt, net of tax effect	-	(10)	-	(10)

Net income	$ 106	$ 3	$ 477	$ 171

Basic earnings (loss) per share:
Income from continuing operations	$ .38	$ .13	$ 1.49	$ 1.06
Income (loss) from discontinued operations	.16	(.06)	.90	(.13)
Extraordinary item	-	(.05)	-	(.05)
Net income	$ .54	$ .02	$ 2.39	$ .88

Diluted earnings (loss) per share:
Income from continuing operations	$ .38	$ .13	$ 1.48	$ 1.04
Income (loss) from discontinued operations	..16	(.06)	.89	(.13)
Extraordinary item	-	(.05)	-	(.05)
Net income	$ .54	$ .02	$ 2.37	$ .86

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	November 2, 2002	February 2, 2002	November 3, 2002
ASSETS:
Current Assets:
Cash	$ 216	$ 636	$ 224
Accounts receivable	2,702	2,379	2,146
Merchandise inventories	4,633	3,376	4,698
Supplies and prepaid expenses	140	124	137
Deferred income tax assets	26	21	25
Assets of discontinued operations	364	1,812	2,471
Total Current Assets	8,081	8,348	9,701

Property and Equipment - net	6,424	6,506	6,528
Goodwill	273	305	310
Other Intangible Assets - net	378	378	381
Other Assets	542	575	614

Total Assets	$15,698	$16,112	$17,534

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 1,306	$ 1,012	$ 1,809
Accounts payable and accrued liabilities	3,372	2,645	3,300
Income taxes	33	57	111
Liabilities of discontinued operations	170	1,068	890
Total Current Liabilities	4,881	4,782	6,110

Long-Term Debt	3,410	3,859	3,861
Deferred Income Taxes	1,178	1,345	1,271
Other Liabilities	549	562	546
Shareholders' Equity	5,680	5,564	5,746

Total Liabilities and Shareholders' Equity	$15,698	$16,112	$17,534

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	39 Weeks Ended November 2, 2002	39 Weeks Ended November 3, 2001
Cash flows from continuing operating activities:
Net income	$ 477	$ 171
Adjustments to reconcile net income to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	(180)	27
Depreciation and amortization	497	487
Amortization of intangible assets	-	21
Amortization of financing costs	5	6
Amortization of unearned restricted stock	3	3
Asset impairment and restructuring charges	-	102
Loss on early extinguishment of debt	-	10
Changes in assets and liabilities:
Decrease in accounts receivable	282	316
Increase in merchandise inventories	(1,257)	(1,017)
Increase in supplies and prepaid expenses	(16)	(14)
Increase in other assets not separately identified	(31)	(60)
Increase in accounts payable and accrued liabilities not separately identified	668	394
Decrease in current income taxes	(24)	(127)
Decrease in deferred income taxes	(139)	(68)
Increase (decrease) in other liabilities not separately identified	(13)	5
Net cash provided by continuing operating activities	272	256

Cash flows from continuing investing activities:
Purchase of property and equipment	(406)	(427)
Capitalized software	(40)	(50)
Increase in note receivable	(39)	-
Acquisition of Liberty House, Inc., net of cash acquired	-	(175)
Disposition of property and equipment	12	54
Net cash used by continuing investing activities	(473)	(598)

Cash flows from continuing financing activities:
Debt issued	366	1,386
Financing costs	(1)	(21)
Debt repaid	(1,014)	(729)
Increase in outstanding checks	63	129
Acquisition of treasury stock	(392)	(299)
Issuance of common stock	28	49
Net cash provided (used) by continuing financing activities	(950)	515

Net cash provided (used) by continuing operations	(1,151)	173
Net cash provided (used) by discontinued operations	731	(171)
Net increase (decrease) in cash	(420)	2
Cash at beginning of period	636	222

Cash at end of period	$ 216	$ 224

Supplemental cash flow information:
Interest paid	$ 271	$ 276
Interest received	13	4
Income taxes paid (net of refunds received)	162	222

Schedule of non cash investing and financing activities:
Consolidation of assets and debt of previously unconsolidated subsidiary	479	-
Debt assumed in acquisition	-	17

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

  Summary of Significant Accounting Policies

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002, as amended (the "2001 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2001 10-K.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 2, 2002 and November 3, 2001 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 39 weeks ended November 2, 2002 and November 3, 2001, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

     Discontinued Operations

On January 16, 2002, the Company's Board of Directors approved a plan to dispose of the operations of Fingerhut Companies, Inc. ("Fingerhut"), including the Arizona Mail Order, Figi's and Popular Club Plan businesses conducted by Fingerhut's subsidiaries, which were acquired by the Company on March 18, 1999. The results of the Fingerhut operations (including the Arizona Mail Order, Figi's, and Popular Club Plan businesses conducted by Fingerhut's subsidiaries) have been classified as discontinued operations and prior periods have been restated.

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

During October 2002, the Company completed the sale of the Arizona Mail Order and Figi's businesses conducted by Fingerhut's subsidiaries. For the third quarter of 2002, the actual proceeds from the sale of these subsidiaries and certain other Fingerhut assets exceeded the estimated amounts by $50 million before income taxes, or $31 million after income taxes. During July 2002, the Company completed the sale of Fingerhut's core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and in a separate transaction completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from all of the above sale transactions and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations for 2002 totaling $286 million of income before income taxes, or $180 million after income taxes.

During November 2002, the Company completed the sale of the Popular Club Plan business conducted by a Fingerhut subsidiary. The actual proceeds from the sale of the Popular Club Plan business were not materially different from the estimated amount.

Effective February 3, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets." Upon adoption, the Company changed the presentation of the net assets of discontinued operations to a gross presentation. All periods have been reclassified to reflect this statement.

The net assets of Fingerhut included within discontinued operations are as follows:

	November 2, 2002	February 2, 2002	November 3, 2001
		(millions)

Current assets	$ 341	$ 1,715	$ 1,936
Other assets	23	97	535
Current liabilities	(170)	(539)	(305)
Total debt	-	(529)	(585)
	$ 194	$ 744	$ 1,581

The Company originally estimated operating losses during the Fingerhut phase-out period of $292 million, net of tax effect. Actual operating losses for the 39 weeks ended November 2, 2002 were approximately $31 million, net of tax effect, and are currently anticipated to be approximately $10 million, net of tax effect, for the remainder of fiscal 2002. The difference between the originally estimated operating loss and the current estimate, resulted from the earlier than planned disposition of Fingerhut assets and is reflected in the $180 million adjustment to the loss on disposal of discontinued operations discussed above.

Discontinued operations included Fingerhut sales which totaled $300 million for the 13 weeks ended November 3, 2001 and $810 million for the 39 weeks ended November 3, 2001. Estimated interest expense has been allocated to discontinued operations based upon the debt balances attributable to those operations. Interest expense allocated to discontinued operations was $19 million and $60 million for the 13 and 39 weeks ended November 3, 2001, respectively. For the 13 weeks ended November 3, 2001, the loss from discontinued operations was $20 million before income taxes and the associated tax benefit was $7 million. For the 39 weeks ended November 3, 2001, the loss from discontinued operations was $43 million before income taxes and the associated tax benefit was $16 million.

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

     Asset Impairment and Restructuring Charges

The Company recorded $102 million of asset impairment and restructuring charges during 2001, primarily related to the closure of the Stern's department store division and the Macy's West integration of Liberty House, including $35 million of inventory valuation adjustments as a part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern's or Liberty House and that would not continue to be sold following the conversion of these stores. The Company recorded $4 million of asset impairment charges during 2001 related to an investment write-down as a result of the Company's determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis. The $63 million of restructuring charges includes $21 million of costs associated with converting the Stern's stores to Macy's stores (including advertising, credit card issuance and promotion and other name change expenses), $11 million of costs to close and sell certain Stern's stores (including lease obligations and other store closing expenses), $16 million of severance costs related to the Stern's closure, $9 million of Stern's duplicate central office costs, $3 million of Liberty House duplicate central office costs and $3 million of costs associated with converting the Liberty House stores to Macy's stores (primarily data processing conversion costs).

In general, the Company recorded restructuring charges as expenses when they were incurred. The only costs that were accrued at the time management committed to the store closure and conversion plans were severance costs and lease obligations related to the Stern's closure, pursuant to Emerging Issues Task Force Abstract Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

The following tables show the activity associated with the Stern's restructuring accruals:

	February 2, 2002	Restructuring Charges	Payments	November 2, 2002
(millions)
Long-term lease obligations	$ 18	$ -	$ (3)	$ 15
Severance	$ 2	$ -	$ (2)	$ -

The $15 million reserve that the Company still expects to pay out relates to liabilities associated with the disposition of Stern's properties.

	February 3, 2001	Restructuring Charges	Payments	November 3, 2001
(millions)
Long-term lease obligations	$ 6	$ 3	$ (1)	$ 8
Severance	$ -	$ 16	$ (16)	$ -

The $8 million reserve that the Company expected to pay out related to liabilities associated with the disposition of Stern's properties. The 2001 restructuring charge for severance covered approximately 2,300 people.

5. Extraordinary Item

The extraordinary item for the 13 and 39 weeks ended November 3, 2001 represents costs of $16 million, net of income tax benefit of $6 million, associated with the repurchase of the $350 million 6.125% Term Enhanced ReMarketable Securities.

6. Taxes

In connection with the Stern's restructuring, income tax expense for the 39 weeks ended November 3, 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company's investment in Stern's Department Stores, Inc. upon disposition.

7.   Financing

During July 2002, in connection with the extension of the financing arrangement related to the Company's non-proprietary credit card receivables, the Company took certain actions which resulted in the consolidation of the Prime Credit Card Master Trust II (the "Trust") for financial reporting purposes. In particular, the documentation governing the arrangement was amended to provide the Company's special purpose entity the ability to unilaterally remove transferred assets from the trust. Under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this amendment disqualified the arrangement for sale treatment and requires secured borrowing treatment for all sales of the Company's non-proprietary credit card receivables pursuant to this arrangement. The principal assets and liabilities of the Trust consist of non-proprietary credit card receivables transferred by the Company to the Trust in transactions previously accounted for as sales under SFAS No. 140 and the related debt issued by the Trust. As a result of the Company's actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. These actions increased the Company's consolidated assets and debt by $479 million at July 5, 2002.

8.   Goodwill and Other Intangible Assets

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

The Company recorded $32 million of tax benefits as a reduction to goodwill during 2002.

The following summarizes the Company's goodwill and other intangible assets and amortization expense:
	November 2, 2002	February 2, 2002	November 3, 2001
(millions)
Amortizing intangible assets
Customer lists	$ 2	$ 2	$ 2
Less accumulated amortization	-	-	-
	$ 2	$ 2	$ 2

Non-amortizing intangible assets
Goodwill	$ 273	$ 305	$ 310
Tradenames	376	376	379
	$ 649	$ 681	$ 689

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
(millions)

Amortization expense
Continuing operations	$ -	$ 7	$ -	$ 21
Discontinued operations	-	5	-	16
	$ -	$ 12	$ -	$ 37

The customer lists are being amortized over their estimated useful life of 7 years.

The following is an illustration of the impact on income from continuing operations and net income, including discontinued operations, as if SFAS No. 142 was effective beginning February 4, 2001:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
	(millions, except per share figures)

Income from continuing operations
Reported income from continuing operations	$ 75	$ 26	$ 297	$ 208
Intangible asset and goodwill amortization	-	6	-	18
Adjusted income from continuing operations	$ 75	$ 32	$ 297	$ 226

Basic earnings per share:
Reported income from continuing operations	$ .38	$ .13	$ 1.49	$ 1.06
Intangible asset and goodwill amortization	-	..03	-	..09
Adjusted income from continuing operations	$ .38	$ .16	$ 1.49	$ 1.15

Diluted earnings per share:
Reported income from continuing operations	$ .38	$ .13	$ 1.48	$1.04
Intangible asset and goodwill amortization	-	..03	-	..09
Adjusted income from continuing operations	$ .38	$ .16	$ 1.48	$1.13

Net income
Reported net income	$ 106	$ 3	$ 477	$ 171
Intangible asset and goodwill amortization	-	10	-	28
Adjusted net income	$ 106	$ 13	$ 477	$ 199

Basic earnings per share:
Reported net income	$ .54	$ .02	$ 2.39	$ .88
Intangible asset and goodwill amortization	-	..05	-	..14
Adjusted net income	$ .54	$ .07	$ 2.39	$1.02

Diluted earnings per share:
Reported net income	$ .54	$ .02	$ 2.37	$ .86
Intangible asset and goodwill amortization	-	..05	-	..14
Adjusted net income	$ .54	$ .07	$ 2.37	$1.00

9.   Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:

	13 Weeks Ended
	November 2, 2002			November 3, 2001
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding	$ 75		194.3	$ 26		192.3
Shares to be issued under deferred compensation plans	-		.7	-		.6
	$ 75		195.0	$ 26		192.9

Basic earnings per share		$ .38			$ .13

Effect of dilutive securities:
Warrants	-		-	-		.8
Stock options	-		.9	-		.9
	$ 75		195.9	$ 26		194.6

Diluted earnings per share		$ .38			$ .13

	39 Weeks Ended
	November 2, 2002			November 3, 2001
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding	$ 297		198.8	$ 208		194.5
Shares to be issued under deferred compensation plans	-		.6	-		.6
	$ 297		199.4	$ 208		195.1

Basic earnings per share		$ 1.49			$1.06

Effect of dilutive securities:
Warrants	-		-	-		2.1
Stock options	-		1.7	-		2.2
	$ 297		201.1	$ 208		199.4

Diluted earnings per share		$ 1.48			$1.04

In addition to the warrants and stock options reflected in the foregoing table, stock options to purchase 18.5 million and 16.8 million shares of common stock at prices ranging from $33.13 to $79.44 per share were outstanding at November 2, 2002 and November 3, 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis

of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2002" and "third quarter of 2001" are to the Company's 13-week fiscal periods ended November 2, 2002 and November 3, 2001, respectively, and all references to "2002" and "2001" are to the Company's 39-week fiscal periods ended November 2, 2002 and November 3, 2001, respectively.

On January 16, 2002, the Company's Board of Directors approved a plan to dispose of the operations of Fingerhut Companies, Inc. ("Fingerhut"), including the Arizona Mail Order, Figi's and Popular Club Plan businesses conducted by Fingerhut's subsidiaries, which were acquired by the Company on March 18, 1999. The decision to dispose of Fingerhut was based on management's determination that there was no longer any strategic value to Federated in retaining the Fingerhut operations and there was no expectation, based on Fingerhut's historical earnings and future prospects, that this business would contribute meaningfully to the Company's future financial performance. The plan of disposition approved by the Company's board of directors contemplated a disposal by liquidation of the Fingerhut core catalog operations and a disposal by sale of Fingerhut's three catalog subsidiaries, Arizona Mail Order, Figi's and Popular Club Plan.

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

Results of Operations

Comparison of the 13 Weeks Ended November 2, 2002 and November 3, 2001

Net income for the third quarter of 2002 totaled $106 million compared to $3 million for the third quarter of 2001.

Net sales for the third quarter of 2002 totaled $3,479 million, just slightly above net sales of $3,475 million for the third quarter of 2001. The overall sales trend in the third quarter of 2002 was disappointing and negatively impacted by weaker economic conditions. Geographically, sales were weak across the Company. On a comparable store basis (sales from stores in operation throughout 2001 and 2002), net sales for the third quarter of 2002 decreased 2% compared to the third quarter of 2001. By family of business, the strongest sales in the third quarter of 2002 came from jewelry, men's tailored clothing, young men's and furniture. The weakest businesses were the soft home areas - tabletop (china, silver, glass), textiles and housewares, as well as moderate sportswear, dresses and men's sportswear.

Cost of sales was 60.7% of net sales for the third quarter of 2002, compared to 61.7% for the third quarter of 2001. Cost of sales for the third quarter of 2001, excluding the $9 million inventory valuation adjustments, was 61.4%. In the third quarter of 2002, the cost of sales rate and corresponding gross margin rate benefited from lower markdowns resulting from the lower inventory levels throughout the quarter. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 33.9% of net sales for the third quarter of 2002 compared to 34.3% for the third quarter of 2001. SG&A expenses decreased 1.0% in actual dollars compared to the third quarter of 2001, reflecting lower expenses in almost all areas of the business. SG&A expenses in the third quarter of 2002 benefited from lower goodwill and intangible amortization as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Effective February 3, 2002, the Company ceased amortizing goodwill and indefinite lived intangible assets. SG&A expenses in the third quarter of 2001 included amortization expense of $7 million, 0.2% of net sales, related to goodwill and indefinite lived intangible assets.

The Company recorded $23 million of restructuring costs during the third quarter of 2001 primarily related to the closure of the Stern's department store division and the Macy's West integration of Liberty House, including $9 million of inventory valuation adjustments as a part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern's or Liberty House and that would not continue to be sold following the conversion of these stores. The $14 million of restructuring charges includes $6 million of costs associated with converting the Stern's stores to Macy's stores (including advertising, credit card issuance and promotion and other name change expenses), $1 million of costs to close and sell certain Stern's stores (including lease obligations and other store closing expenses), $1 million of severance costs related to the Stern's closure, $3 million of Liberty House duplicate central office costs and $3 million of costs associated with converting the Liberty House stores to Macy's stores (primarily data processing conversion costs).

Net interest expense was $73 million for the third quarter of 2002, down $7 million compared to $80 million for the third quarter of 2001, primarily due to the lower level of borrowings.

The Company's effective income tax rate of 35.4% for the third quarter of 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes, offset by adjustments of prior year permanent differences. The Company's effective income tax rate of 44.3% for the third quarter of 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect state and local income taxes and permanent differences arising from the amortization of intangible assets.

During October 2002, the Company completed the sale of the Arizona Mail Order and Figi's businesses conducted by Fingerhut's subsidiaries. For the third quarter of 2002, the actual proceeds from the sale of these subsidiaries and certain other Fingerhut assets exceeded the estimated amounts by $50 million before income taxes, or $31 million after income taxes.

Comparison of the 39 Weeks Ended November 2, 2002 and November 3, 2001

Net income for 2002 totaled $477 million compared to $171 million for 2001.

Net sales for 2002 totaled $10,418 million, compared to net sales of $10,519 million for 2001, a decrease of 1.0%. The overall sales trend in 2002 was disappointing and negatively impacted by weaker economic conditions; however, sales were relatively strong in private brands, furniture, jewelry and young men's. On a comparable store basis (sales from stores in operation throughout 2001 and 2002), net sales decreased 2.6% compared to 2001.

Cost of sales was 59.9% of net sales for 2002, compared to 61.4% for 2001. Cost of sales as a percent of net sales, excluding the $35 million inventory valuation adjustments, was 61.0% in 2001. The cost of sales rate in 2002 benefited from lower markdowns resulting from the lower inventory levels throughout 2002. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 33.3% of net sales for 2002 compared to 33.1% for 2001. SG&A expenses in actual dollars for 2002 were down slightly compared to 2001; however, due to the lower sales level, SG&A expenses increased .2 percentage points as a percent of net sales. SG&A expenses in 2002 benefited from lower goodwill and intangible amortization as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Effective February 3, 2002, the Company ceased amortizing goodwill and indefinite lived intangible assets. SG&A expenses in 2001 included amortization expense of $21 million, 0.2% of net sales, related to goodwill and indefinite lived intangible assets. The effect of the non-amortization provisions of SFAS No. 142 were partially offset by the impact of higher occupancy related expenses, such as depreciation, rent, taxes and insurance.

The Company recorded $102 million of asset impairment and restructuring charges during 2001, primarily related to the closure of the Stern's department store division and the Macy's West integration of Liberty House, including $35 million of inventory valuation adjustments as a part of cost of sales. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern's or Liberty House and that would not continue to be sold following the conversion of these stores. The Company recorded $4 million of asset impairment charges during 2001 related to an investment write-down as a result of the Company's determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis. The $63 million of restructuring charges includes $21 million of costs associated with converting the Stern's stores to Macy's stores (including advertising, credit card issuance and promotion and other name change expenses), $11 million of costs to close and sell certain Stern's stores (including lease obligations and other store closing expenses), $16 million of severance costs related to the Stern's closure, $9 million of Stern's duplicate central office costs, $3 million of Liberty House duplicate central office costs and $3 million of costs associated with converting the Liberty House stores to Macy's stores (primarily data processing conversion costs).

Net interest expense was $225 million for 2002, down $11 million compared to $236 million for 2001, primarily due to lower levels of borrowings.

The Company's effective income tax rate of 38.6% for 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from other items. The Company's effective income tax rate of 26.0% for 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of its Stern's subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets. Income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company's investment in Stern's Department Stores, Inc. upon disposition.

During October 2002, the Company completed the sale of the Arizona Mail Order and Figi's businesses conducted by Fingerhut's subsidiaries. During July 2002, the Company completed the sale of Fingerhut's core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and in a separate transaction completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from all of the above sale transactions and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations for 2002 totaling $286 million of income before income taxes, or $180 million after income taxes.

          Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by continuing operating activities in 2002 was $272 million, compared to the $256 million provided in 2001, reflecting higher income from continuing operations, a smaller decrease in income tax liabilities, a greater increase in merchandise inventories and a greater increase in accounts payable and other accrued liabilities.

Net cash used by continuing investing activities was $473 million for 2002. Investing activities for 2002 included purchases of property and equipment totaling $406 million, capitalized software of $40 million and the acceptance of a $39 million note receivable related to the sale of certain Fingerhut assets. Investing activities for 2001 included the acquisition of Liberty House, purchases of property and equipment totaling $427 million and capitalized software of $50 million. The Company opened thirteen new department stores and a furniture gallery during 2002 and plans to open one additional department store and one furniture gallery during the remainder of 2002.

Net cash used by the Company for all continuing financing activities was $950 million for 2002. The Company repaid $1,014 million of borrowings during 2002, consisting principally of $598 million of receivables backed financings and $400 million of 8.125% senior notes. The Company purchased 11.4 million shares of its Common Stock under its stock repurchase program during 2002 at an approximate cost of $392 million. As of November 2, 2002, the Company had approximately $200 million of the $1,500 million authorized for its stock repurchase program remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

Net cash provided to the Company by discontinued operations was $731 million for 2002, primarily due to the sale of Fingerhut's core catalog accounts receivable portfolio and the sale of the Arizona Mail Order and Figi's businesses and various other Fingerhut assets.

During July 2002, in connection with the extension of the financing arrangement related to the Company's non-proprietary credit card receivables, the Company took certain actions which resulted in the consolidation of the Prime Credit Card Master Trust II (the "Trust") for financial reporting purposes. In particular, the documentation governing the arrangement was amended to provide the Company's special purpose entity the ability to unilaterally remove transferred assets from the trust. Under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this amendment disqualified the arrangement for sale treatment and requires secured borrowing treatment for all sales of the Company's non-proprietary credit card receivables pursuant to this arrangement. The principal assets and liabilities of the Trust consist of non-proprietary credit card receivables transferred by the Company to the Trust in transactions previously accounted for as sales under SFAS No. 140 and the related debt issued by the Trust. As a result of the Company's actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. These actions increased the Company's consolidated assets and debt by $479 million at July 5, 2002.

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

Outlook

The Company expects to achieve earnings per share from continuing operations of $1.95 to $2.05 a share for the fourth quarter. The Company now expects a comparable store sales trend at the low end of flat to down 2 percent for the fourth quarter of 2002, given the current weakness in the economy and the Company's recent lower-than-anticipated sales trend. In estimating comparable store sales and earnings per share, the Company assumed that general economic conditions and consumer confidence and demand would be such that sales would fluctuate by the forecasted amounts. Additionally, the Company is assuming improvements in the gross margin rates for the fourth quarter, benefiting from lower inventory levels throughout the fourth quarter, with the year-end comparable store inventory levels expected to be relatively flat compared to the prior year. SG&A expense dollars are expected to be flat to up 1 percent in the 4th quarter. The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Forward-Looking Statements" for a discussion of matters that could cause actual results to vary from the Company's expectations.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in the Company's internal controls or, to management's knowledge, in other factors that could significantly affect the Company's internal controls.

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

On February 14 and February 26, 2002, two essentially identical shareholder derivative lawsuits were filed in a Minnesota state court, purportedly on behalf of the Company, naming as defendants the Company's directors, its Fingerhut subsidiary and certain officers of Fingerhut. The complaints alleged that the defendants breached their fiduciary duties to the Company in connection with the disposition of Fingerhut and sought an injunction to prevent the liquidation of Fingerhut or a sale of Fingerhut's assets other than as a going concern. The defendants removed these lawsuits to the United States District Court for the District of Minnesota (Wesenberg vs. Zimmerman, et al, Case No. 02-CV-527; Alaska Ironworkers Pension Trust vs. Zimmerman, et al; Case No. 02-CV-528). One of these lawsuits (Case No. 02-CV-528) was voluntarily dismissed without prejudice in May 2002. In the second lawsuit (Case No. 02-CV-527), the defendants filed a motion to dismiss, which was granted by the court on June 24, 2002. The plaintiff appealed the dismissal of the second lawsuit, but upon the motion of the defendants, the appellate court dismissed the appeal on the ground that it is moot.

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

Item 6. Exhibits and Reports on Form 8-K

A.       Exhibits

  None.

                      B.       Reports on Form 8-K

  1.        Current Report on Form 8-K dated August 14, 2002 reporting matters under
             Item 9 thereof.

  2.        Current Report on Form 8-K dated September 17, 2002 reporting matters under Item 9 thereof.

  FEDERATED DEPARTMENT STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: December 17, 2002	By: /S/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /S/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)

CERTIFICATION

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

3.

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 17, 2002		By: /s/ James M. Zimmerman
James M. Zimmerman

CERTIFICATION

I, Karen M. Hoguet, Chief Financial Officer of Federated Department Stores, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Federated Department Stores, Inc.;

2.

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 17, 2002		By: /s/ Karen M. Hoguet
Karen M. Hoguet