Form 10-K
period 2003-02-01
FEDERATED DEPARTMENT STORES INC /DE/
filed 2003-04-16
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13

of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 1, 2003	Commission File Number 1-13536

Federated Department Stores, Inc.

7 West Seventh Street

Cincinnati, Ohio 45202
(513) 579-7000
and
151 West 34th Street
New York, New York 10001
(212) 494-1602

Incorporated in Delaware	I.R.S. No. 13-3324058

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange
8.5% Senior Notes due 2003	New York Stock Exchange
7.45% Senior Debentures due 2017	New York Stock Exchange
6.79% Senior Debentures due 2027	New York Stock Exchange
7% Senior Debentures due 2028	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

      The Company has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in registrant’s definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☐

      Indicate by checkmark whether registrant is an accelerated filer (as defined in Exchange Act Rule 126-2).     Yes ☑          No ☐

      There were 187,327,448 shares of the Company’s Common Stock outstanding as of April 4, 2003, excluding shares held in the treasury of the Company or by subsidiaries of the Company.

      The aggregate market value of the Company’s Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on August 2, 2002, was approximately $6,299,600,000.

Documents Incorporated by Reference

      Portions of the definitive proxy statement (the “Proxy Statement”) relating to the Company’s Annual Meeting of Stockholders to be held on May 16, 2003 (the “Annual Meeting”), are incorporated by reference in Part III hereof.

      Unless the context requires otherwise references to “2002,” “2001,” “2000,” “1999” and “1998” are references to the Company’s fiscal years ended February 1, 2003, February 2, 2002, February 3, 2001, January 29, 2000 and January 30, 1999 respectively.

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

Item 1. Business.

      General. The Company is a Delaware corporation. The Company and its predecessors have been operating department stores since 1820.

      As of February 1, 2003, the Company, through its subsidiaries, operated 394 department stores and 61 furniture galleries and other specialty stores under the names “Bloomingdale’s,” “The Bon Marché,” “Burdines,” “Goldsmith’s,” “Lazarus,” “Macy’s” and “Rich’s.” The stores are located in 34 states, Puerto Rico and Guam, with 145 stores being located on the west coast, 103 stores in the southeast, 93 stores in the northeast, 51 stores in the midwest and the remaining 63 stores spread in other areas of the United States and its territories. The department stores sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States. During 2002, the Company announced and commenced the implementation of its plans to integrate the stores of Rich’s and Macy’s in the metro Atlanta area and operate these and all other Rich’s stores under a combined “Rich’s-Macy’s” nameplate. As part of the consolidation, seven stores were closed. The Company currently anticipates that two locations will be renovated and reopened as Bloomingdale’s, one location will be renovated and reopened as a Rich’s-Macy’s furniture gallery and four locations will be sold or leased for other retail use.

      The Company, through its Bloomingdale’s and Macy’s West subsidiaries, conducts direct-to-customer mail catalog and electronic commerce businesses under the names “Bloomingdale’s By Mail” and “macys.com.” Additionally, the Company offers on-line bridal registry and gift purchase facilities to customers.

      Through its subsidiary, Fingerhut Companies, Inc. (“Fingerhut”), the Company previously sold a broad range of products and services through catalogs, direct marketing and the Internet, including (i) Figi’s, a food and gift catalog business; (ii) Arizona Mail Order and Bedford Fair, both apparel catalog businesses; and (iii) Popular Club, a membership-based general merchandise catalog business. Fingerhut also provided services to third parties. On January 16, 2002, the Company’s Board of Directors approved a plan to dispose of the operations of Fingerhut, including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, which were acquired by the Company on March 18, 1999. During 2002, the Company, through separate transactions with third parties, sold substantially all of the assets of Fingerhut and its subsidiaries, including the Fingerhut core catalog operation, the Fingerhut receivables portfolio and related assets, the operations of Arizona Mail Order and Figi’s as ongoing businesses, the operations of Popular Club Plan, as an ongoing business and certain real property assets. Effective February 2, 2002, the Company began reporting Fingerhut’s results as discontinued operations in the Company’s consolidated financial statements. The historical percentage of the Company’s consolidated net sales attributable to Fingerhut was 7% for the 52 weeks ended February 2, 2002 and 10% for the 53 weeks ended February 3, 2001. Because the Fingerhut core catalog operation, the related receivables portfolio and the Arizona Mail Order, Figi’s and Popular Club Plan operations constituted a single business segment, the Company treated their disposition as a liquidation of the segment. The Company now operates in one segment as an operator of department stores.

      The Company provides various support functions to its retail operating divisions on an integrated, company-wide basis.

•	The Company’s financial, administrative and credit services subsidiary, FACS Group, Inc. (“FACS”), provides credit processing, collections, customer service and credit marketing services for the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary credit card accounts owned by the Company and credit processing, customer service and credit marketing for those accounts owned by GE Capital Consumer Card Co., (“GE Bank”). GE Bank owns all of the “Macy’s” credit card accounts originated prior to December 19, 1994, when R.H. Macy & Co., Inc. was acquired pursuant to a merger and an allocated portion of the “Macy’s” credit card accounts originated subsequent to such merger. In addition, FACS provides payroll and benefits services to the Company’s retail operating and service divisions.

•	The Company’s data processing subsidiary, Federated Systems Group, Inc. (“FSG”), provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service divisions.

•	Federated Merchandising Group (“FMG”), a division of the Company, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store franchises. FMG is also responsible for all of the private label development of the Company’s retail operating divisions. However, Bloomingdale’s sources some of its private label merchandise through Associated Merchandising Corporation.

•	Federated Logistics and Operations (“FLO”), a division of a subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating divisions.

•	A specialized staff maintained in the Company’s corporate offices provides services for all divisions of the Company in such areas as accounting, real estate and insurance, as well as various other corporate office functions.

      FACS, FSG, FMG and certain departments in the Company’s corporate offices also offer their services to unrelated third parties.

      The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.

      Employees. As of February 1, 2003, the Company had approximately 113,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the Christmas season. Approximately 10% of the Company’s employees as of February 1, 2003 were represented by unions. Management considers its relations with employees to be satisfactory.

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

      Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2002. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

      Competition. The retailing industry, in general, and the department store and direct-to-customer businesses, in particular, are intensely competitive. Generally, the Company’s stores and direct-to-customer business operations compete with other department stores in the geographic areas in which they operate, as well as numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets. The operators of department stores with which the Company competes to a substantial degree include Dillard’s, J.C. Penney, Kohl’s, May, Nordstrom, and Sears. The Company seeks to attract customers by offering superior selections, value pricing, and strong private label merchandise in stores that are located in premier locations, and by providing an exciting shopping environment and superior service. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

      Available Information. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at http://www.fds.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Item 1A. Executive Officers of the Registrant.

      The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

James M. Zimmerman	59	Chairman of the Board; Director
Terry J. Lundgren	51	President and Chief Executive Officer; Director
Ronald W. Tysoe	50	Vice Chair; Director
Thomas G. Cody	61	Vice Chair
Tom Cole	54	Vice Chair
Janet E. Grove	51	Vice Chair
Susan D. Kronick	51	Vice Chair
Karen M. Hoguet	46	Senior Vice President and Chief Financial Officer
Dennis J. Broderick	54	Senior Vice President, General Counsel and Secretary
Joel A. Belsky	49	Vice President and Controller

      James M. Zimmerman has been Chairman of the Board since May 1997, and Chief Executive Officer of the Company from May 1997 until February 25, 2003; prior thereto he served as the President and Chief Operating Officer of the Company since May 1988.

      Terry J. Lundgren has been President and Chief Executive Officer of the Company since February 26, 2003; prior thereto he served as the President/ Chief Operating Officer and Chief Merchandising Officer of the Company since April 15, 2002. Prior to April 15, 2002 Mr. Lundgren served as the President and Chief Merchandising Officer of the Company since May 1997 and served as the Chairman of the Company’s Federated Merchandising Group division from February 1994 until February 19, 1998.

      Ronald W. Tysoe has been Vice Chair, Finance and Real Estate, of the Company since April 1990 and served as Chief Financial Officer of the Company from April 1990 until October 31, 1997.

      Thomas G. Cody has been Vice Chair, Legal, Human Resources, Internal Audit and External Affairs, since February 26, 2003; prior thereto he served as the Executive Vice President, Legal and Human Resources, of the Company since May 1988.

      Tom Cole has been Vice Chair, Support Operations, since February 26, 2003 and Chairman of FLO since 1995, FSG since 2001 and FACS since 2002.

      Janet E. Grove has been Vice Chair, Merchandising, Private Brand and Product Development, since February 26, 2003 and Chairman of FMG since 1998 and Chief Executive Officer of FMG since 1999.

      Susan D. Kronick has been Vice Chair, Department Store Divisions, since February 26, 2003; prior thereto she served as Group President, Regional Department Stores, since 2001.

      Karen M. Hoguet has been Senior Vice President of the Company since April 1991 and Chief Financial Officer of the Company since October 31, 1997. Mrs. Hoguet also served as the Treasurer of the Company from January 1992 until July 6, 1999.

      Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990.

      Joel A. Belsky has been Vice President and Controller of the Company since October 1996. Prior thereto he served as Divisional Vice President and Deputy Controller of the Company since March 1993.

Item 2. Properties.

      The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 1, 2003, the Company operated 455 stores in 34 states, Puerto Rico and Guam, comprising a total of approximately 83,500,000 square feet. Of such stores, 198 were owned, 171 were leased and 86 stores were operated under arrangements where the Company owned the building and leased the land. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase over time.

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

Zimmerman, et al, Case No. 02-CV-527; Alaska Ironworkers Pension Trust vs. Zimmerman, et al; Case No. 02-CV-528). The complaints allege that the defendants have breached their fiduciary duties to the Company in connection with the disposition of Fingerhut and seek an injunction to prevent the liquidation of Fingerhut or a sale of Fingerhut’s assets other than as a going concern. The Alaska Ironworkers Pension Trust action was voluntarily dismissed by the plaintiff. The Wesenberg action was dismissed by the District Court on the motion of the defendants. The United States Court of Appeals for the Eighth Circuit dismissed the plaintiff’s appeal of the dismissal of the Wesenberg action. Both of these matters are now concluded.

Item 4. Submission of Matters to a Vote of Security-Holders.

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      The Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “FD.” As of February 1, 2003, the Company had approximately 12,932 stockholders of record. The following table sets forth for each fiscal quarter during 2002 and 2001 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

	2002		2001

	Low	High	Low	High

1st Quarter	36.83	44.26	38.43	49.90
2nd Quarter	31.39	44.10	35.78	48.45
3rd Quarter	23.59	38.13	26.05	40.09
4th Quarter	25.50	34.75	33.00	43.05

      The Company has not paid any dividends on its Common Stock during its two most recent fiscal years, but may consider paying dividends on the Common Stock in the future.

Item 6. Selected Financial Data.

      The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	February 1,	February 2,	February 3,	January 29,	January 30,
	2003	2002	2001	2000	1999

	(millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$15,435	$15,651	$16,638	$16,029	$15,365

Cost of sales	9,255	9,584	9,955	9,576	9,218
Selling, general and administrative expenses	4,837	4,801	4,912	4,760	4,692
Asset impairment and restructuring charges	–	162	80	–	–

Operating income	1,343	1,104	1,691	1,693	1,455
Interest expense	(311)	(331)	(327)	(320)	(304)
Interest income	16	7	6	13	12

Income from continuing operations before income taxes and extraordinary items	1,048	780	1,370	1,386	1,163
Federal, state and local income tax expense	(410)	(262)	(549)	(561)	(478)

Income from continuing operations before extraordinary items	638	518	821	825	685
Discontinued operations (a)	180	(784)	(1,005)	(30)	–
Extraordinary items (b)	–	(10)	–	–	(23)

Net income (loss)	$818	$(276)	$(184)	$795	$662

Basic earnings (loss) per share:
Income from continuing operations	$3.23	$2.65	$4.01	$3.92	$3.27
Net income (loss)	4.15	(1.41)	(.90)	3.78	3.16
Diluted earnings (loss) per share:
Income from continuing operations	$3.21	$2.59	$3.97	$3.76	$3.06
Net income (loss)	4.12	(1.38)	(.89)	3.62	2.96
Average number of shares outstanding	196.6	195.1	204.3	210.0	209.1
Depreciation and amortization	$680	$689	$651	$665	$624
Capital expenditures	$627	$651	$786	$782	$695
Balance Sheet Data (at year end):
Cash	$716	$636	$222	$173	$307
Total assets	14,441	16,112	17,012	17,692	13,464
Short-term debt (c)	946	1,012	1,117	772	524
Long-term debt	3,408	3,859	3,845	3,801	3,057
Shareholders’ equity	5,762	5,564	5,822	6,552	5,709

(a)	Discontinued operations include the after-tax operations of Fingerhut Companies, Inc. in 2001, 2000 and 1999. 2001 includes the estimated after-tax loss on the disposal of discontinued operations of $770 million. 2002 represents adjustments to the estimated loss on disposal of discontinued operations

(b)	The extraordinary items for 2001 and 1998 were after-tax expenses associated with debt prepayments.

(c)	At February 1, 2003, includes $486 million of debt associated with the financing of non-proprietary accounts receivable which were financed through an off-balance sheet sale arrangement in prior years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      In January 2003, the Company announced and commenced the implementation of its plans to integrate the stores of Rich’s and Macy’s in the metro Atlanta area and operate these and all other Rich’s stores under a combined “Rich’s-Macy’s” nameplate. As part of the consolidation, seven stores were closed. The Company currently anticipates that two locations will be renovated and reopened as Bloomingdale’s, one location will be renovated and reopened as a Rich’s-Macy’s furniture gallery and four locations will be sold or leased for other retail use. In the near term, the store closings and store closing costs are expected to have a negative impact on net sales and operating income, but in the longer term all of these actions are expected to positively affect operating income, cash flows from operations and return on investment.

      On January 16, 2002, the Company’s Board of Directors approved a plan to dispose of the operations of Fingerhut Companies, Inc. (“Fingerhut”), including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, which were acquired by the Company on March 18, 1999. The decision to dispose of Fingerhut was based on management’s determination that there was no longer strategic value to Federated in retaining the Fingerhut operations and there was no expectation, based on Fingerhut’s historical earnings and future prospects, that this business would contribute meaningfully to the Company’s future financial performance. The plan of disposition approved by the Company’s board of directors contemplated a disposal by liquidation of the Fingerhut core catalog operations and a disposal by sale of Fingerhut’s three catalog subsidiaries, Arizona Mail Order, Figi’s and Popular Club Plan. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled.

      The Company’s Consolidated Financial Statements for all periods account for Fingerhut as a discontinued operation as a result of the Company’s decision to dispose of the Fingerhut operations. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

      On July 9, 2001, the Company completed its acquisition of Liberty House, Inc. (“Liberty House”), a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. The total purchase price of the Liberty House acquisition was approximately $200 million, consisting of approximately $183 million of cash and the assumption of approximately $17 million of indebtedness. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Liberty House have been included in the Company’s results of operations from the date of acquisition and the purchase price has been allocated to Liberty House’s assets and liabilities based on their estimated fair values as of that date. All Liberty House stores were subsequently converted to Macy’s stores in 2001.

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

      As a result of continuing declines in interest rates and the market value of the Company’s defined benefit pension plan assets, the Company was required to increase its minimum pension liability and reduce stockholders’ equity at February 1, 2003 by $261 million, net of tax effect. This adjustment did not affect the Company’s reported earnings or pension plan funding requirements. However, the Company made a $50 million voluntary contribution to the pension plan in 2002 and anticipates that pension expense, which was approximately $4 million in 2002, will increase by $15-20 million in 2003.

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

Results of Operations

      Comparison of the 52 Weeks Ended February 1, 2003 and the 52 Weeks Ended February 2, 2002. Net income for 2002 totaled $818 million compared to a net loss for 2001 of $276 million.

      Net sales for 2002 totaled $15,435 million, compared to net sales of $15,651 million for 2001, a decrease of 1.4%. The overall sales trend in 2002 was negatively impacted by a difficult economic climate. On a comparable store basis (sales from stores in operation throughout 2001 and 2002), net sales decreased 3.0% compared to 2001. By family of business, sales were relatively strong in private brands, furniture, jewelry and young men’s. The weakest businesses were the soft home areas – tabletop (china, silver, glass), textiles and housewares.

      Cost of sales was 60.0% of net sales for 2002, compared to 61.2% for 2001. Cost of sales as a percent of net sales, excluding $53 million in inventory valuation adjustments, was 60.9% in 2001. The cost of sales rate in 2002 benefited from lower net markdowns resulting from the lower inventory levels throughout 2002. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

      Selling, general and administrative expenses (“SG&A”) were 31.3% of net sales for 2002 compared to 30.7% for 2001. Finance charge income on proprietary accounts receivable was $353 million for 2002, down from $361 million in 2001, primarily due to the decrease in average accounts receivable balances. Amounts charged to expense for doubtful proprietary accounts receivable were $143 million for 2002, compared to $128 million in 2001, reflecting slightly higher delinquency rates during 2002. Included in SG&A expenses for 2002 were approximately $68 million of costs, 0.4% of net sales, incurred in the fourth quarter in connection with the Rich’s-Macy’s consolidation and other announced store closings. These costs were primarily real estate related and also included severance. In 2001, there was approximately $29 million of costs, 0.2% of net sales, incurred in the fourth quarter in connection with store closings included in SG&A expenses, also primarily related to real estate write-downs. SG&A expenses in 2002 benefited from lower goodwill and intangible amortization as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Effective February 3, 2002, the Company ceased amortizing goodwill and indefinite lived intangible assets. SG&A expenses in 2001 included amortization expense of $28 million, 0.2% of net sales, related to goodwill and indefinite lived intangible assets. The effect of the non-amortization provisions of SFAS No. 142 was offset by the impact of higher occupancy related expenses, such as depreciation, rent, taxes and insurance.

      During 2001, the Company incurred asset impairment and restructuring charges related to its department store business. These costs related primarily to the closing of its Stern’s department store division and subsequent integration into its Macy’s and Bloomingdale’s operations, the acquisition of Liberty House and subsequent integration into Macy’s and the reorganization of its department-store-

related catalog and e-commerce operations. The Company recorded $215 million of asset impairment and restructuring charges during 2001, including $53 million of inventory valuation adjustments as a part of cost of sales. The $53 million of inventory valuation adjustments included $33 million related to the Stern’s conversion, $17 million related to the Liberty House integration and $3 million related to the catalog and e-commerce reorganization. These inventory valuation adjustments consisted of markdowns on merchandise that was sold at Stern’s, Liberty House or through the Company’s catalog and e-commerce channels and that would not continue to be sold following the conversion of the Stern’s and Liberty House stores and the reorganization of the catalog and e-commerce business. The $162 million of asset impairment and restructuring charges included $38 million of costs associated with converting the Stern’s stores into Macy’s (including store remodeling costs, advertising, credit card issuance and promotion and other name change expenses), $35 million of costs to close and sell certain Stern’s stores (including lease obligations and other store closing expenses), $18 million of severance costs related to the Stern’s closure, $9 million of Stern’s duplicate central office costs, $10 million of costs associated with converting the Liberty House stores into Macy’s (including advertising, credit card issuance and promotion and other name change expenses), $4 million of Liberty House duplicate central office costs, $40 million of fixed asset and capitalized software write-downs related to the catalog and e-commerce reorganization, $4 million of other exit costs associated with the catalog and e-commerce reorganization and $4 million related to an investment write-down as a result of the Company’s determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis.

      Net interest expense was $295 million for 2002 compared to $324 million for 2001, primarily due to lower levels of borrowings.

      The Company’s effective income tax rate of 39.1% for 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from other items. The Company’s effective income tax rate of 33.6% for 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of its Stern’s subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets and other items. Income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company’s investment in Stern’s Department Stores, Inc. upon disposition.

      During 2002, through various transactions, the Company completed the sale of the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, completed the sale of Fingerhut’s core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from the foregoing sale transactions and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations for 2002 totaling $307 million of income before income taxes, or $180 million after income taxes. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled.

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

      Cost of sales was 61.2% of net sales for 2001, compared to 59.8% for 2000. Cost of sales as a percent of net sales, excluding $53 million of inventory valuation adjustments, was 60.9% in 2001, reflecting higher markdowns taken in 2001 which were needed, given the large decline in sales, to reduce inventories to more appropriate levels, particularly in fashion apparel categories. The Company ended 2001 with inventories down 7%, compared to 2000. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

      SG&A expenses were 30.7% of net sales for 2001, compared to 29.5% for 2000. SG&A expenses decreased 2.2% in actual dollars compared to 2000, however, due to the lower sales level, SG&A expenses increased 1.2 percentage points as a percent of net sales. The Company was able to reduce total selling expenses, although not enough to compensate for the sales decrease. In 2001, there was approximately $29 million of costs, 0.2% of net sales, incurred in the fourth quarter in connection with store closings included in SG&A expenses, primarily related to real estate write-downs. Additionally, an increase in relatively fixed costs, such as depreciation and amortization, utilities, etc., contributed greatly to the higher SG&A expense rate. Finance charge income was $361 million for 2001, up from $349 million in 2000, primarily due to the growth in average accounts receivable balances. Amounts charged to expense for doubtful accounts receivable were $128 million for 2001, compared to $106 million in 2000, also due to the growth in average accounts receivable balances.

      During 2001, the Company incurred asset impairment and restructuring charges related to its department store business. These costs related primarily to the closing of its Stern’s department store division and subsequent integration into its Macy’s and Bloomingdale’s operations, the acquisition of Liberty House and subsequent integration into Macy’s and the reorganization of its department-store-related catalog and e-commerce operations. The Company recorded $215 million of asset impairment and restructuring charges during 2001, including $53 million of inventory valuation adjustments as a part of cost of sales. The $53 million of inventory valuation adjustments included $33 million related to the Stern’s conversion, $17 million related to the Liberty House integration and $3 million related to the catalog and e-commerce reorganization. These inventory valuation adjustments consisted of markdowns on merchandise that was sold at Stern’s, Liberty House or through the Company’s catalog and e-commerce channels and that would not continue to be sold following the conversion of the Stern’s and Liberty House stores and the reorganization of the catalog and e-commerce business. The $162 million of asset impairment and restructuring charges included $38 million of costs associated with converting the Stern’s stores into Macy’s (including store remodeling costs, advertising, credit card issuance and promotion and other name change expenses), $35 million of costs to close and sell certain Stern’s stores (including lease obligations and other store closing expenses), $18 million of severance costs related to the Stern’s closure, $9 million of Stern’s duplicate central office costs, $10 million of costs associated with converting the Liberty House stores into Macy’s (including advertising, credit card issuance and promotion and other name change expenses), $4 million of Liberty House duplicate central office costs, $40 million of fixed asset and capitalized software write-downs related to the catalog and e-commerce reorganization,

$4 million of other exit costs associated with the catalog and e-commerce reorganization and $4 million related to an investment write-down as a result of the Company’s determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis.

      Net interest expense was $324 million for 2001, compared to $321 million for 2000.

      The Company’s effective income tax rate of 33.6% for 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of its Stern’s subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets and other items. Income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company’s investment in Stern’s Department Stores, Inc. upon disposition. The Company’s effective income tax rate of 40.1% for 2000 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from the amortization of intangible assets.

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

      Net cash provided by continuing operating activities in 2002 was $1,168 million, compared to $1,372 million for 2001. Cash provided by operating activities in 2002 reflects smaller decreases in accounts receivable, merchandise inventories, accounts payable and accrued liabilities, an increase in current income taxes and a decrease in deferred income taxes.

      Net cash used by continuing investing activities was $637 million for 2002. Continuing investing activities for 2002 included purchases of property and equipment totaling $568 million and capitalized software of $59 million. Continuing investing activities for 2001 included the acquisition of Liberty House at a net cash cost of $175 million, purchases of property and equipment totaling $615 million and capitalized software of $36 million. The Company opened thirteen full line department stores, one home store and one furniture gallery during 2002.

      The Company intends to open six new department stores, two new home stores and four furniture galleries in 2003, all before the next Christmas season. The Company’s budgeted capital expenditures are approximately $650 million for 2003, $650 million for 2004 and $650 million for 2005. Management presently anticipates funding such expenditures with cash from operations.

      Net cash used by the Company for continuing financing activities was $1,375 million in 2002. The Company repaid $1,015 million of borrowings during 2002, consisting principally of $598 million of receivables backed financings and $400 million of 8.125% senior notes. The Company purchased 11.4 million shares of its Common Stock under its stock repurchase program during 2002 at an approximate cost of $390 million. As of February 1, 2003, the Company had approximately $210 million of the $1,500 million stock repurchase program remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

      Net cash provided to the Company by discontinued operations was $924 million, after the payment of approximately $529 million of related debt, for the 52 weeks ended February 1, 2003, primarily due to the sale of Fingerhut’s core catalog accounts receivable portfolio and the sale of the Arizona Mail Order, Figi’s and Popular Club Plan businesses and various other Fingerhut assets.

      The Company finances its proprietary credit card receivables, which arise solely from sales originated in the conduct of the Company’s retail operations, using on-balance sheet financing arrangements, including term receivables-backed certificates issued by a subsidiary of the Company together with receivables-backed commercial paper issued by another subsidiary of the Company. At February 1, 2003, these arrangements included a $375 million asset-backed commercial paper program. Under the $375 million commercial paper program, a special purpose subsidiary of the Company issues commercial paper backed by a Class A Variable Funding Certificate issued out of the Prime Credit Card Master Trust which holds the proprietary receivables. If the subsidiary is unable to issue commercial paper to fund maturities of outstanding commercial paper, it has a liquidity facility with a number of banks which will fund loans in order to repay the commercial paper. The commercial paper investors have no recourse back to the Company. As of February 1, 2003, and February 2, 2002, there was no such commercial paper or loan outstanding.

      The Company finances its non-proprietary credit card receivables, which arise from transactions originated by merchants that accept third-party credit cards issued by the Company’s FDS Bank subsidiary, using on-balance sheet financing arrangements. Under these arrangements, a special purpose subsidiary of the Company sells Class A and Class B Variable Funding Certificates issued out of the Prime Credit Card Master Trust II (“Trust II”) which holds the non-proprietary receivables to three unrelated bank commercial paper conduit programs. The commercial paper conduit programs have agreed to purchase certificates of up to $700 million in the aggregate. Receivables-backed financings classified as short-term debt at February 1, 2003, consist of $486 million of debt under these arrangements.

      Prior to July 2002, the Company financed its non-proprietary credit card receivables through an off-balance sheet sale arrangement. During July 2002, in connection with the extension of the financing arrangement related to the Company’s non-proprietary credit card receivables, the Company’s special purpose subsidiary took certain actions which resulted in the consolidation of Trust II for financial reporting purposes. In particular, the documentation governing the arrangement was amended to provide the Company’s special purpose subsidiary the ability to unilaterally remove transferred assets from Trust II. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” this amendment disqualified the arrangement for sale treatment and requires secured borrowing treatment for all sales of the Company’s non-proprietary credit card receivables pursuant to this arrangement. The principal assets and liabilities of Trust II consist of non-proprietary credit card receivables transferred by the Company to Trust II in transactions previously accounted for as sales under SFAS No. 140 and the related debt issued by Trust II. As a result of the Company’s actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. All assets and liabilities of Trust II were consolidated at fair value. These actions increased the Company’s consolidated assets and debt by $479 million at July 5, 2002.

      The Company is a party to a five-year $1,200 million revolving credit facility that expires in June 2006 and a 364-day $400 million revolving credit facility that expires in June 2003 (which the Company expects to extend annually, subject to an assessment of liquidity needs). At February 1, 2003, the Company had no borrowings outstanding under either of these facilities, but had $31 million of letters of credit outstanding under the five-year facility. The issuance of commercial paper under the Company’s $1,600 million unsecured commercial paper facility program will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Company’s $1,600 million bank credit agreements by an amount equal to the face amount of such commercial paper. As of February 1, 2003, there was no such commercial paper outstanding. The credit agreements governing those facilities require the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. At February 1, 2003, the Company was in compliance with these requirements by significant margins. Management believes that the likelihood of the Company defaulting on the foregoing debt covenants is remote absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its debt covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately.

      At February 1, 2003, the Company had contractual obligations as follows:

	Obligations Due by Period

		Within	2-3	4-5	After 5
	Total	1 Year	Years	Years	Years

	(millions)
Short-term debt	$940	$940	$–	$–	$–
Long-term debt	3,354	–	653	1	2,700
Capital lease obligations	116	11	20	16	69
Operating leases	2,709	162	308	296	1,943
Letters of credit	53	53	–	–	–

	$7,172	$1,166	$981	$313	$4,712

      Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain its liquidity levels. For short term liquidity, the Company also relies on its $1,600 million unsecured commercial paper facility, a $375 million asset-backed commercial paper program relating to the Company’s proprietary credit card receivables and three asset-backed bank conduit commercial paper programs relating to the Company’s non-proprietary credit card receivables (discussed above) in an aggregate amount of $700 million. Access to the unsecured commercial paper program is dependent on the Company’s credit rating; a downgrade in its short-term rating would hinder its ability to access this market. If the Company is unable to access the unsecured commercial paper market, it has the ability to access $1,600 million pursuant to its bank credit agreements. These bank credit agreements have no “material adverse change” condition for utilization. The asset-backed commercial paper programs are used to finance the Company’s proprietary and non-proprietary credit card receivables. These programs are extended annually and can be used to finance the receivables as long as the net portfolio yields remain positive. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt (both unsecured and asset-backed) or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

Critical Accounting Policies

     Allowance for Doubtful Accounts

      The Company evaluates the collectibility of its proprietary and non-proprietary accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Proprietary and non-proprietary accounts receivable are considered delinquent if more than one scheduled minimum payment is missed. Delinquent proprietary accounts are generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Delinquent non-proprietary accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. The Company reserves for doubtful proprietary accounts based on a loss-to-collections rate and doubtful non-proprietary accounts based on a roll-reserve rate. At February 1, 2003, a 0.1 percentage point change in the result of the loss-to-collections rate would impact the proprietary reserve for doubtful accounts by approximately $2 million. At February 1, 2003, a 0.1 percentage point change in the result of the roll-reserve rate would impact the non-proprietary reserve for doubtful accounts by approximately $1 million.

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

      Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross profit reduction is recognized in the period the markdown is recorded. The Company receives cash allowances from merchandise vendors as purchase price adjustments. Purchase price adjustments are credited to cost of sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

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

     Long-Lived Asset Impairment and Restructuring Charges

      The carrying value of long-lived assets are periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.

      For long-lived assets held for disposal by sale, an impairment charge is recorded if the carrying amount of the assets exceeds its fair value less costs to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. For long-lived assets to be abandoned, the Company considers the asset to be disposed of when it ceases to be used. If the Company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised accordingly. In addition, liabilities arise such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.

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

     Pension and Supplementary Retirement Plans

      The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans using SFAS No. 87, “Employers’ Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements.

      The fair value of the Pension Plan assets decreased from $1,480 million at February 2, 2002 to $1,276 million at February 1, 2003. Lower investment returns (in the case of the Pension Plan), benefit payments and declining discount rates resulted in the funded status of the Pension Plan changing from $83 million overfunded at February 2, 2002 to $207 million underfunded at February 1, 2003 and the underfunded status of the SERP increasing from $180 million at February 2, 2002 to $216 million at February 1, 2003. Funding requirements for the Pension Plan are determined by government regulations, not SFAS No. 87. Although no funding contribution was required, the Company made a $50 million voluntary funding contribution to the Pension Plan in 2002. The Company currently anticipates that it will not be required to make any additional contribution to the Pension Plan until 2005.

      At February 1, 2003, the Company had unrecognized actuarial losses of $513 million for the Pension Plan and $90 million for the SERP. These losses will be recognized as a component of pension expense in future years in accordance with SFAS No. 87.

      The calculation of pension expense and pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience may differ significantly from current expectations. The Company believes that the most critical assumptions relate to the long-term rate of return on plan assets (in the case of the Pension Plan), the discount rate used to determine the present value of projected benefit obligations and the weighted average rate of increase of future compensation levels.

      The Company has assumed that the Pension Plan assets will generate a long-term rate of return of 9.0% for 2003. This rate is lower than the assumed rate of 9.75% used for 2002. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases as the expected rate of return on the Pension Plan assets decreases. Lowering the expected long-term rate of return on the Pension Plan assets by 0.75% (from 9.75% to 9.0%) increased the estimated 2003 pension expense by approximately $12 million.

      The Company discounted its future pension obligations using a rate of 6.75% at December 31, 2002, compared to 7.25% at December 31, 2001. The Company determines the appropriate discount rate based on the current yield earned on an index of investment-grade long-term bonds. Pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.50% (from 7.25% to 6.75%) increased pension liability at February 1, 2003 by approximately $69 million and increased estimated 2003 pension expense by approximately $4 million.

      The assumed weighted average rate of increase in future compensation levels was 5.8% as of December 31, 2002 and December 31, 2001 for the Pension Plan and 7.7% as of December 31, 2002 and December 31, 2001 for the SERP. The Company develops its increase of future compensation level assumption based on recent experience. Pension liability and future pension expense both increase as the weighted average rate of increase of future compensation levels is increased. Increasing the weighted average rate of increase of future compensation levels by 0.25% would increase the projected benefit obligation at February 1, 2003 by approximately $6 million and increase estimated 2003 pension expense by approximately $1 million.

     Discontinued Operations

      At February 2, 2002, discontinued operations included management’s best estimates of the amounts expected to be realized on the sale or wind-down of assets and businesses of the Fingerhut operations, including the Arizona Mail Order, Figis and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, as well as estimates regarding the timing of those dispositions. As a result of uncertainties inherent in those estimates, the amount of loss actually experienced by the Company differed from the estimated loss. All adjustments between the recorded amounts at February 2, 2002 and what was actually realized were recorded in the statement of operations during the 52 weeks ended February 1, 2003.

      Included in the estimated loss on disposal, the Company recorded losses related to Fingerhut’s core catalog accounts receivable portfolio through an estimated four year wind-down period. The calculated loss included estimates regarding customer payment rates, write-off rates, finance charge income, late fee income, and operating expenses, such as collection costs, necessary to carry out the wind-down of the portfolio. These estimates were based on a third party offer to purchase the portfolio, historical experience and industry data where available.

      The estimated loss from the Fingerhut core catalog operations during the wind-down period included assumptions of revenues to be earned and estimated expenses to be incurred based on historical experience as well as through detailed departmental plans regarding the costs necessary to complete the liquidation in the planned timeframe.

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

      Severance and retention were estimated based on the then current workforce, employment needs through the wind-down period, employment agreements where applicable, years of service, and estimated payout based on the general severance and retention plan offered to employees. Remaining lease obligations or contractual cancellation penalties were estimated based on a review of the contract terms in place.

      Estimated interest expense was allocated to discontinued operations based upon the debt balances attributable to those operations.

      As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled.

     New Pronouncements

      In 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and clarifies the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds or amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      Also in 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 28, “Interim Financial Reporting” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation and amends the disclosure provisions therein. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In 2002, the FASB issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” This issue addresses the reseller’s accounting for cash consideration received from a vendor. The Company’s current accounting policy related to certain consideration received from a vendor is consistent with the provisions of this issue and therefore, the Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Outlook

      On February 25, 2003, the Company issued earnings guidance for 2003 and expects to achieve earnings per share from continuing operations of $3.05 to $3.25: 14 to 19 cents a share in the first quarter, 55 to 60 cents a share in the second quarter and $2.44 to $2.54 a share in the second half of the fiscal year, which ends January 31, 2004. These estimates include store-closing costs of $35 million in the first quarter and $5 million in both the second quarter and the second half of the year. Additionally, comparable store sales of flat to down 1.5 percent is forecasted for 2003: down 2 to 3 percent in the first quarter, down 1 to 2 percent in the second quarter and between down 1 percent to up 1 percent in the second half of 2003. In estimating comparable store sales and earnings per share, the Company assumed that general economic conditions and consumer confidence and demand would be such that the forecasted amounts of comparable store sales would be achieved, the gross margin rate would be flat for the year, although it is likely to be down compared to 2002 for the first half of the year, and SG&A dollars, excluding the aforementioned store-closing costs, are assumed to increase 2 to 2.5 percent, with larger increases assumed in the second half of the year when the sales growth is assumed to be higher. The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control. Consequently, actual results could differ materially from the forecasted results.

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

      Based on the Company’s market risk sensitive instruments (including variable rate debt and derivative financial instruments) outstanding at February 1, 2003, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

Item 8. Consolidated Financial Statements and Supplementary Data.

      Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

INDEX

Page

Management’s Report	F-2
Independent Auditors’ Report	F-3
Consolidated Statements of Operations for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001	F-4
Consolidated Balance Sheets at February 1, 2003 and February 2, 2002	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001	F-6
Consolidated Statements of Cash Flows for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001	F-7
Notes to Consolidated Financial Statements	F-8

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information called for by this item is set forth under “Stock Ownership “ in the Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      Information called for by this item is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement and incorporated herein by reference.

Item 14. Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Subsequent to the date of this evaluation, there have not been any significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect the Company’s internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) The following documents are filed as part of this report:

          1. Financial Statements:

      The list of financial statements required by this item is set forth in Item 8 “Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.

          2. Financial Statement Schedules:

      All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.

          3. Exhibits:

      The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number	Description	Document if Incorporated by Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the 1994 Form 10-K

3.2	By-Laws	Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 1, 2003

4.1	Certificate of Incorporation	See Exhibits 3.1 and 3.1.1

4.2	By-Laws	See Exhibit 3.2

4.3	Rights Agreement, dated as of December 19, 1994, between the Company and the Bank of New York, as rights agent	Exhibit 4.3 to the 1994 Form 10-K

4.4	Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33- 88328) filed on January 9, 1995

Exhibit
Number	Description	Document if Incorporated by Reference

4.4.1	Seventh Supplemental Indenture, dated as of May 22, 1996, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K, dated as of May 21, 1996

4.4.2	Eighth Supplemental Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of July 15, 1997 (the “July 1997 Form 8-K”)

4.4.3	Ninth Supplemental Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

4.5	Indenture, dated as of September 10, 1997, between the Company and Citibank, N.A., as Trustee	Exhibit 4.4 to the Company’s Amendment Number 1 to Form S-3 dated as of September 11, 1997

4.5.1	First Supplemental Indenture, dated as of February 6, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of February 6, 1998

4.5.2	Third Supplemental Trust Indenture, dated as of March 24, 1999, between the Company and Citibank, N.A., as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333- 76795) dated as of April 22, 1999

4.5.3	Fourth Supplemental Trust Indenture, dated as of June 6, 2000, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of June 5, 2000

4.5.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of March 21, 2001

4.5.5	Sixth Supplemental Trust Indenture dated as of August 23, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of August 22, 2001

Exhibit
Number	Description	Document if Incorporated by Reference

10.1	Amended and Restated 364-Day Credit Agreement, dated as of June 28, 2002, by and among the Company, as Borrower, the Initial Lenders Named Herein, as Initial Lenders, Citibank, N.A., as Administrative Agent and as Paying Agent, JPMorgan Chase Bank, as Administrative Agent, Fleet National Bank, as Syndication Agent, Bank of America, N.A., Credit Suisse First Boston and U.S. Bank National Association, as Documentation Agents, and Salomon Smith Barney, Inc. and J.P. Morgan Securities, Inc., as lead arrangers and bookrunners (the “364 Day Credit Agreement”)	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 2002 (the “August 2002 Form 10-Q”)

10.1.1	Letter Amendment to the 364-Day Credit Agreement, dated October 21, 2002

10.2	Five-Year Credit Agreement, dated as of June 29, 2001, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Fleet National Bank, as Syndication Agent, and the Bank of America, N. A., The Bank of New York and Credit Suisse First Boston, as Documentation Agents (the “Five Year Credit Agreement”)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2001

10.2.1	Letter Amendment to the Five-Year Credit Agreement, dated as of October 21, 2002

10.3	Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992 (the “Pooling and Servicing Agreement”), among the Company, Prime Receivables Corporation (“Prime”) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), successor to Chemical Bank, as Trustee	Exhibit 4.10 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated March 29, 1993

10.3.1	First Amendment, dated as of December 1, 1993, to the Pooling and Servicing Agreement	Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 29, 1994 (the “1993 Form 10-K”)

Exhibit
Number	Description	Document if Incorporated by Reference

10.3.2	Second Amendment, dated as of February 28, 1994, to the Pooling and Servicing Agreement	Exhibit 10.10.2 to the 1993 Form 10-K

10.3.3	Third Amendment, dated as of May 31, 1994, to the Pooling and Servicing Agreement	Exhibit 10.8.3 to the 1994 Form 10-K

10.3.4	Fourth Amendment, dated as of January 18, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 1996 (the “1995 Form 10-K”)

10.3.5	Fifth Amendment, dated as of April 30, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.5 to the 1995 Form 10-K

10.3.6	Sixth Amendment, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.6 to the 1995 Form 10-K

10.3.7	Seventh Amendment, dated as of May 14, 1996, to the Pooling and Servicing Agreement	Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)

10.3.8	Eighth Amendment, dated as of March 3, 1997, to the Pooling and Servicing Agreement	Exhibit 10.6.8 to the 1996 Form 10-K

10.3.9	Ninth Amendment, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 1997

10.3.10	Tenth Amendment, dated as of August 3, 1998, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 1998

10.3.11	Eleventh Amendment, dated as of March 23, 2000, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2000 (the “July 2000 Form 10-Q”)

10.3.12	Twelfth Amendment, dated as of November 20, 2001, to the Pooling and Servicing Agreement	Exhibit 10.3.12 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2002 (the “2001 Form 10-K”)

10.4	Assumption Agreement under the Pooling and Servicing Agreement, dated as of September 15, 1993	Exhibit 10.10.3 to the 1993 Form 10-K

10.5	Series 1992-3 Supplement, dated as of January 5, 1993, to the Pooling and Servicing Agreement	Exhibit 4.8 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated January 29, 1993

Exhibit
Number	Description	Document if Incorporated by Reference

10.6	Series 2000-1 Supplement, dated as of December 7, 2000, to Amended and Restated Pooling and Servicing Agreement dated as of December 15, 1992	Exhibit 1 to Prime’s Current Report on Form 8-K (File No. 033-52374), dated December 27, 2000

10.7	Receivables Purchase Agreement, dated as of December 15, 1992 (the “Receivables Purchase Agreement”), among Abraham & Straus, Inc., Bloomingdale’s, Inc., Burdines, Inc., Jordan Marsh Stores Corporation, Lazarus, Inc., Rich’s Department Stores, Inc., Stern’s Department Stores, Inc., The Bon, Inc. and Prime	Exhibit 10.2 to Prime’s Registration Statement on Form 8-A filed January 22, 1993, as amended

10.7.1	First Amendment, dated as of June 23, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.1 to 1993 Form 10-K

10.7.2	Second Amendment, dated as of December 1, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.2 to 1993 Form 10-K

10.7.3	Third Amendment, dated as of February 28, 1994, to the Receivables Purchase Agreement	Exhibit 10.14.3 to 1993 Form 10-K

10.7.4	Fourth Amendment, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.13.4 to the 1994 Form 10-K

10.7.5	Fifth Amendment, dated as of April 30, 1995, to the Receivables Purchase Agreement	Exhibit 10.12.5 to the 1995 Form 10-K

10.7.6	Sixth Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.6 to the 1996 Form 10-K

10.7.7	Seventh Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.7 to the 1996 Form 10-K

10.7.8	Eighth Amendment, dated as of May 14, 1996, to the Receivables Purchase Agreement	Exhibit 10.13.8 to the 1996 Form 10-K

10.7.9	Ninth Amendment, dated as of March 3, 1997, to the Receivables Purchase Agreement	Exhibit 10.13.9 to the 1996 Form 10-K

10.7.10	Tenth Amendment, dated as of March 23, 2000, to the Receivables Purchase Agreement	Exhibit 10.2 to the July 2000 Form 10-Q

10.7.11	Eleventh Amendment, dated as of November 20, 2001, to Receivables Purchase Agreement	Exhibit 10.10.11 to the 2001 Form 10-K

10.7.12	First Supplement, dated as of September 15, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.4 to 1993 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.7.13	Second Supplement, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.12.7 to the 1995 Form 10-K

10.8	Depository Agreement, dated as of December 31, 1992, among Deerfield Funding Corporation, now known as Seven Hills Funding Corporation (“Seven Hills”), the Company, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository	Exhibit 10.15 to Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 30, 1993 (“1992 Form 10-K”)

10.9	Liquidity Agreement, dated as of December 31, 1992, among Seven Hills, the Company, the financial institutions named therein, and Credit Suisse, New York Branch, as Liquidity Agent	Exhibit 10.16 to 1992 Form 10-K

10.10	Pledge and Security Agreement, dated as of December 31, 1992, among Seven Hills, the Company, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository and Collateral Agent, and the Liquidity Agent	Exhibit 10.17 to 1992 Form 10-K

10.11	Commercial Paper Dealer Agreement, dated as of December 31, 1992, among Seven Hills, the Company, and Goldman Sachs Money Markets, L.P.	Exhibit 10.18 to 1992 Form 10-K

10.12	Commercial Paper Dealer Agreement, dated as of November 2, 2001, between Seven Hills, the Company and Banc One Capital Markets, Inc.	Exhibit 10.18 to the 2001 Form 10-K

10.13	Commercial Paper Dealer Agreement, dated as of November 15, 2001, between Seven Hills, the Company and Credit Suisse First Boston	Exhibit 10.19 to the 2001 Form 10-K

10.14	Receivables Purchase Agreement, dated as of January 22, 1997, among FDS Bank (successor in interest to FDS National Bank) and Prime II Receivables Corporation (“Prime II”)	Exhibit 10.19 to the 1996 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.15	Class A Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class A Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.20 to the 1996 Form 10-K

10.16	Class B Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class B Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.21 to the 1996 Form 10-K

10.17	Class A Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent (the “1999 Class A Certificate Purchase Agreement”)	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1999 (the “July 1999 Form 10-Q”)

10.17.1	First Amendment to the 1999 Class A Certificate Purchase Agreement, dated as of August 3, 1999	Exhibit 10.7 to the July 1999 Form 10-Q

10.17.2	Second Amendment to the 1999 Class A Certificate Purchase Agreement, dated as of October 10, 2000	Exhibit 10.27.2 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for fiscal year ended February 3, 2001 (the “2000 Form 10-K”)

10.17.3	Third Amendment to the 1999 Class A Certificate Purchase Agreement, dated as of July 30, 2002	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/ A for the period ended August 3, 2002 (the “August 2002 Form 10-Q/ A”)

10.18	Class B Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent (the “1999 Class B Certificate Purchase Agreement”)	Exhibit 10.8 to the July 1999 Form 10-Q

10.18.1	First Amendment to the 1999 Class B Certificate Purchase Agreement, dated as of August 3, 1999	Exhibit 10.9 to the July 1999 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.18.2	Second Amendment to the 1999 Class B Certificate Purchase Agreement, dated as of October 10, 2000	Exhibit 10.28.2 to the 2000 Form 10-K

10.18.3	Third Amendment to the 1999 Class B Certificate Purchase Agreement, dated as of July 30, 2002	Exhibit 10.4 to the August 2002 Form 10-Q/ A

10.19	Class A Certificate Purchase Agreement, dated as of November 6, 2002, by and among Prime II, as Transferor, FDS Bank, as Servicer, The Class A Purchasers, and Bank One, NA (Main Office Chicago), as Agent and Administrative Agent

10.20	Class B Certificate Purchase Agreement, dated as of November 6, 2002, by and among Prime II, as Transferor, FDS Bank, as Servicer, The Class A Purchasers, and Bank One, NA (Main Office Chicago), as Agent and Administrative Agent

10.21	Pooling and Servicing Agreement, dated as of January 22, 1997, (the “Prime II Pooling and Servicing Agreement”) among Prime II, FDS Bank (successor in interest to FDS National Bank) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee	Exhibit 10.22 to the 1996 Form 10-K

10.21.1	First Amendment to Prime II Pooling and Servicing Agreement, dated as of July 5, 2002, by and among Prime II, as Transferor, FDS Bank, as Servicer, and JPMorgan Chase Bank, as Trustee	Exhibit 10.2 to the August 2002 Form 10-Q

10.22	Series 1997-1 Variable Funding Supplement, dated as of January 22, 1997, to the Prime II Pooling and Servicing Agreement	Exhibit 10.23 to the 1996 Form 10-K

10.22.1	First Amendment to Series 1997-1 Variable Funding Supplement, dated as of June 19, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.4 to the July 2000 Form 10-Q

10.22.2	Second Amendment to Series 1997-1 Variable Funding Supplement, dated as of July 5, 2002, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the August 2002 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.23	Series 1999-1 Variable Funding Supplement, dated as of July 6, 1999, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the July 1999 Form 10-Q

10.23.1	First Amendment to Series 1999-1 Variable Funding Supplement, dated as of August 1, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.3 to the July 2000 Form 10-Q

10.23.2	Second Amendment to Series 1999-1 Variable Funding Supplement, dated as of July 5, 2002, to the Prime II Pooling and Servicing Agreement	Exhibit 10.6 to the August 2002 Form 10-Q

10.24	Series 2002-1 Variable Funding Supplement, dated as of November 6, 2002, to the Prime II Pooling and Servicing Agreement

10.25	Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company	Exhibit 10.25 to the 1996 Form 10-K

10.26	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Goldman Sachs & Co., as Dealer	Exhibit 10.2 to the May 1999 Form 10-Q

10.27	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Banc One Capital Markets, Inc. (successor in interest to First Chicago Capital Markets, Inc.), as Dealer	Exhibit 10.3 to the May 1999 Form 10-Q

10.28	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and J.P. Morgan Securities Inc. (formerly known as Chase Securities, Inc.), as Dealer	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended May 1, 1999 (the “May 1999 Form 10-Q”)

10.29	Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed November 27, 1991, as amended (the “Form 10”)

10.30	Ralphs Tax Indemnification Agreement	Exhibit 10.1 to Form 10

Exhibit
Number	Description	Document if Incorporated by Reference

10.31	Account Purchase Agreement dated as of May 10, 1991, by and among Monogram Bank, USA, Macy’s, Macy Credit Corporation, Macy Funding, Macy’s California, Inc., Macy’s Northeast, Inc., Macy’s South, Inc., Bullock’s Inc., I. Magnin, Inc., Master Servicer, and Macy Specialty Stores, Inc. **	Exhibit 19.2 to Macy’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1991 (File No. 33-6192), as amended under cover of Form 8, dated October 3, 1991

10.32	Amended and Restated Credit Card Program Agreement, dated as of June 4, 1996, among GE Capital Consumer Card Co. (“GE Bank”), FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc., and MSS-Delaware, Inc. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 1996 (the “August 1996 Form 10-Q”)

10.33	Amended and Restated Trade Name and Service Mark License Agreement, dated as of June 4, 1996, among the Company, GE Bank and General Electric Capital Corporation (“GE Capital”)	Exhibit 10.2 to the August 1996 Form 10-Q

10.34	FACS Credit Services and License Agreement, dated as of June 4, 1996, by and among GE Bank, GE Capital and FACS Group, Inc. **	Exhibit 10.3 to the August 1996 Form 10-Q

10.35	FDS Guaranty, dated as of June 4, 1996	Exhibit 10.4 to the August 1996 Form 10-Q

10.36	GE Capital Credit Services and License Agreement, dated as of June 4, 1996, among GE Capital, FDS Bank (successor in interest to FDS National Bank), the Company and FACS Group, Inc. **	Exhibit 10.5 to the August 1996 Form 10-Q

10.37	GE Capital/ GE Bank Credit Services Agreement, dated as of June 4, 1996, among GE Capital and GE Bank **	Exhibit 10.6 to the August 1996 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.38	Amended and Restated Commercial Accounts Agreement, dated as of June 4, 1996, among GE Capital, the Company, FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc. and MSS-Delaware, Inc. **	Exhibit 10.7 to the August 1996 Form 10-Q

10.39	1992 Executive Equity Incentive Plan *	Exhibit 10.12 to Form 10

10.40	1995 Executive Equity Incentive Plan, as amended and restated as of May 19, 2000 *	Appendix A to the Company’s proxy statement on Schedule 14A, filed April 19, 2000

10.41	1992 Incentive Bonus Plan, as amended and restated as of May 17, 2002*	Appendix A to the Company’s Proxy Statement filed on April 17, 2002

10.42	Form of Indemnification Agreement*	Exhibit 10.14 to Form 10

10.43	Senior Executive Medical Plan*	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990

10.44	Employment Agreement, dated as of August 27, 1999, between James M. Zimmerman and the Company (the “Zimmerman Employment Agreement”)*	Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000

10.44.1	Amended Exhibit A, dated as of June 8, 2001, to the Zimmerman Employment Agreement

10.44.2	Amended Exhibit A, dated as of February 26, 2003, to the Zimmerman Employment Agreement

10.45	Employment Agreement, dated as of March 1, 2003, between Terry J. Lundgren and the Company*

10.46	Form of Employment Agreement for Executives and Key Employees*	Exhibit 10.31 to 1993 Form 10-K

10.47	Form of Severance Agreement (for Executives and Key Employees other than Executive Officers)*	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the ‘1998 Form 10-K‘)

10.48	Form of Second Amended and Restated Severance Agreement (for Executive Officers)*	Exhibit 10.45 to the 1998 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.49	Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997*	Exhibit 10.46 to the 1996 Form 10-K

10.50	Executive Deferred Compensation Plan, as amended*	Exhibit 10.47 to the 1996 Form 10-K

10.51	Profit Sharing 401(k) Investment Plan (amending and restating the Retirement Income and Thrift Incentive Plan) effective as of April 1, 1997*	Exhibit 10.48 to the 1996 Form 10-K

10.52	Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997*	Exhibit 10.49 to the 1996 Form 10-K
21	Subsidiaries
22	Consent of KPMG LLP
23	Powers of Attorney
99	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

*	Constitutes a compensatory plan or arrangement.

**	Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

      (b) Reports on Form 8-K.

(i)	Current report on Form 8-K, dated November 18, 2002, reporting matters under item 9 thereof.

(ii)	Current report on Form 8-K, dated November 25, 2002, reporting matters under item 9 thereof.

(iii)	Current report on Form 8-K, dated December 9, 2002, reporting matters under item 9 thereof.

(iv)	Current report on Form 8-K, dated December 16, 2002, reporting matters under item 9 thereof.

(v)	Current report on Form 8-K, dated December 17, 2002, reporting matters under item 9 thereof.

(vi)	Current report on Form 8-K, dated December 23, 2002, reporting matters under item 9 thereof.

(vii)	Current report on Form 8-K, dated December 30, 2002, reporting matters under item 9 thereof.

(viii)	Current report on Form 8-K, dated January 13, 2003, reporting matters under item 9 thereof.

(ix)	Current report on Form 8-K, dated January 21, 2003, reporting matters under item 9 thereof.

(x)	Current report on Form 8-K, dated January 27, 2003, reporting matters under item 9 thereof.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

By:	/s/ DENNIS J. BRODERICK

Dennis J. Broderick
Senior Vice President, General Counsel and Secretary

Date: April 16, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2003.

Signature	Title

* James M. Zimmerman	Chairman of the Board and Director
* Terry J. Lundgren	President and Chief Executive Officer (principal executive officer) and Director
* Ronald W. Tysoe	Vice Chair and Director
* Karen M. Hoguet	Senior Vice President and Chief Financial Officer
* Joel A. Belsky	Vice President and Controller (principal accounting officer)
* Meyer Feldberg	Director
* Earl G. Graves, Sr.	Director
* Sara Levinson	Director
* Joseph Neubauer	Director
* Joseph A. Pichler	Director
* Karl M. von der Heyden	Director
* Craig E. Weatherup	Director
* Marna C. Whittington	Director

     * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ DENNIS J. BRODERICK

Dennis J. Broderick
Attorney-in-Fact

CERTIFICATIONS

I, Terry L. Lundgren, Chief Executive Officer of Federated Department Stores, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Federated Department Stores, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TERRY L. LUNDGREN

Terry L. Lundgren

April 16, 2003

I, Karen M. Hoguet, Chief Financial Officer of Federated Department Stores, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Federated Department Stores, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KAREN M. HOGUET

Karen M. Hoguet

April 16, 2003

[THIS PAGE INTENTIONALLY LEFT BLANK]

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Management’s Report	F-2
Independent Auditors’ Report	F-3
Consolidated Statements of Operations for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001	F-4
Consolidated Balance Sheets at February 1, 2003 and February 2, 2002	F-5
Consolidated Statements of Changes in Shareholders’ Equity for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001	F-6
Consolidated Statements of Cash Flows for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001	F-7
Notes to Consolidated Financial Statements	F-8

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

Terry J. Lundgren

President and Chief Executive Officer

Karen M. Hoguet

Senior Vice President, Chief Financial Officer

Joel A. Belsky

Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

      We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the fifty-two week period ended February 1, 2003, the fifty-two week period ended February 2, 2002 and the fifty-three week period ended February 3, 2001. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for the fifty-two week period ended February 1, 2003, the fifty-two week period ended February 2, 2002 and the fifty-three week period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 9 to the consolidated financial statements, during the fifty-two week period ended February 1, 2003, Federated Department Stores, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Cincinnati, Ohio

February 25, 2003

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

Net sales	$15,435	$15,651	$16,638

Cost of sales:
Recurring	9,255	9,531	9,955
Inventory valuation adjustments	–	53	–

Total cost of sales	9,255	9,584	9,955
Selling, general and administrative expenses	4,837	4,801	4,912
Asset impairment charges	–	52	74
Restructuring charges	–	110	6

Operating income	1,343	1,104	1,691
Interest expense	(311)	(331)	(327)
Interest income	16	7	6

Income from continuing operations before income taxes and extraordinary item	1,048	780	1,370
Federal, state and local income tax expense	(410)	(262)	(549)

Income from continuing operations before extraordinary item	638	518	821
Discontinued operations:
Loss from discontinued operations, net of tax effect	–	(14)	(1,005)
Income (loss) on disposal of discontinued operations, net of tax effect	180	(770)	–
Extraordinary item, net of tax effect	–	(10)	–

Net income (loss)	$818	$(276)	$(184)

Basic earnings (loss) per share:
Income from continuing operations	$3.23	$2.65	$4.01
Income (loss) from discontinued operations	.92	(4.01)	(4.91)
Extraordinary item	–	(.05)	–

Net income (loss)	$4.15	$(1.41)	$(.90)

Diluted earnings (loss) per share:
Income from continuing operations	$3.21	$2.59	$3.97
Income (loss) from discontinued operations	.91	(3.92)	(4.86)
Extraordinary item	–	(.05)	–

Net income (loss)	$4.12	$(1.38)	$(.89)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	February 1, 2003	February 2, 2002

ASSETS
Current Assets:
Cash	$716	$636
Accounts receivable	2,945	2,379
Merchandise inventories	3,359	3,376
Supplies and prepaid expenses	124	124
Deferred income tax assets	10	21
Assets of discontinued operations	–	1,812

Total Current Assets	7,154	8,348
Property and Equipment – net	6,379	6,506
Goodwill	262	305
Other Intangible Assets – net	378	378
Other Assets	268	575

Total Assets	$14,441	$16,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$946	$1,012
Accounts payable and accrued liabilities	2,584	2,645
Income taxes	71	57
Liabilities of discontinued operations	–	1,068

Total Current Liabilities	3,601	4,782
Long-Term Debt	3,408	3,859
Deferred Income Taxes	998	1,345
Other Liabilities	672	562
Shareholders’ Equity:
Common stock (190.2 and 200.8 million shares outstanding)	3	3
Additional paid-in capital	5,106	5,098
Accumulated equity	3,185	2,367
Treasury stock	(2,252)	(1,881)
Unearned restricted stock	(7)	(11)
Accumulated other comprehensive loss	(273)	(12)

Total Shareholders’ Equity	5,762	5,564

Total Liabilities and Shareholders’ Equity	$14,441	$16,112

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

						Accumulated
		Additional			Unearned	Other	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Comprehensive	Shareholders’
	Stock	Capital	Equity	Stock	Stock	Loss	Equity

Balance at January 29, 2000	$3	$4,719	$2,827	$(990)	$(7)	$–	$6,552
Net loss			(184)				(184)
Minimum pension liability adjustment, net of income tax effect						(2)	(2)

Total comprehensive loss							(186)
Stock repurchases				(601)			(601)
Stock issued under stock plans		8		8	(5)		11
Stock issued upon exercise of warrants		35					35
Restricted stock plan amortization					6		6
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		4					4

Balance at February 3, 2001	3	4,766	2,643	(1,582)	(6)	(2)	5,822
Net loss			(276)				(276)
Minimum pension liability adjustment, net of income tax effect						(10)	(10)

Total comprehensive loss							(286)
Stock repurchases				(297)			(297)
Stock issued under stock plans		55		(3)	(10)		42
Stock issued upon exercise of warrants		267					267
Restricted stock plan amortization					5		5
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		10					10

Balance at February 2, 2002	3	5,098	2,367	(1,881)	(11)	(12)	5,564
Net income			818				818
Minimum pension liability adjustment, net of income tax effect						(261)	(261)

Total comprehensive income							557
Stock repurchases				(391)			(391)
Stock issued under stock plans		4		19			23
Restricted stock plan amortization					4		4
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		4					4

Balance at February 1, 2003	$3	$5,106	$3,185	$(2,252)	$(7)	$(273)	$5,762

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

Cash flows from continuing operating activities:
Net income (loss)	$818	$(276)	$(184)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	(180)	784	1,005
Depreciation and amortization	676	657	617
Amortization of intangible assets	–	28	31
Amortization of financing costs	5	7	6
Amortization of unearned restricted stock	4	4	3
Asset impairment and restructuring charges	–	215	80
Loss on early extinguishment of debt	–	10	–
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	39	83	(105)
(Increase) decrease in merchandise inventories	17	305	(258)
Increase in other assets not separately identified	(87)	(52)	(25)
Decrease in accounts payable and accrued liabilities not separately identified	(1)	(236)	(23)
Increase (decrease) in current income taxes	14	(181)	19
Increase (decrease) in deferred income taxes	(119)	17	174
Increase (decrease) in other liabilities not separately identified	(18)	7	(8)

Net cash provided by continuing operating activities	1,168	1,372	1,332

Cash flows from continuing investing activities:
Purchase of property and equipment	(568)	(615)	(720)
Capitalized software	(59)	(36)	(66)
Increase in notes receivable, net of payments	(30)	–	–
Acquisition of Liberty House, Inc., net of cash acquired	–	(175)	–
Investments in companies	–	–	(4)
Disposition of property and equipment	20	55	70

Net cash used by continuing investing activities	(637)	(771)	(720)

Cash flows from continuing financing activities:
Debt issued	7	1,000	750
Financing costs	(1)	(16)	(6)
Debt repaid	(1,015)	(1,140)	(361)
Increase (decrease) in outstanding checks	(3)	37	(38)
Acquisition of treasury stock	(392)	(299)	(603)
Issuance of common stock	29	323	53

Net cash used by continuing financing activities	(1,375)	(95)	(205)

Net cash provided (used) by continuing operations	(844)	506	407
Net cash provided (used) by discontinued operations	924	(92)	(358)

Net increase in cash	80	414	49
Cash beginning of period	636	222	173

Cash end of period	$716	$636	$222

Supplemental cash flow information:
Interest paid	$335	$351	$345
Interest received	14	7	6
Income taxes paid (net of refunds received)	123	221	351

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

      The Company offers proprietary credit to its customers under revolving accounts and also offers non-proprietary revolving account credit cards. Such revolving accounts are accepted on customary revolving credit terms and offer the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers may make scheduled minimum payments and incur finance charges which are competitive with other retailers and lenders, respectively. Minimum payments vary from 2.5% to 100.0% of the account balance, depending on the size of the balance. The Company also offers proprietary credit on deferred billing terms for periods not to exceed one year. Such accounts are convertible to revolving credit, if unpaid, at the end of the deferral period. Finance charge income is treated as a reduction of selling, general and administrative expenses.

      The Company evaluates the collectibility of its proprietary and non-proprietary accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Proprietary and non-proprietary accounts receivable are considered delinquent if more than one scheduled minimum payment is missed. Delinquent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

proprietary accounts are generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Delinquent non-proprietary accounts are written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. The Company reserves for doubtful proprietary accounts based on a loss-to-collections rate and doubtful non-proprietary accounts based on a roll-reserve rate.

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

      The Company receives cash or allowances from merchandise vendors as purchase price adjustments and in connection with cooperative advertising programs. Purchase price adjustments are credited to cost of sales and cooperative advertising allowances are credited against advertising expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The carrying value of long-lived assets are periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.

      For long-lived assets held for disposal by sale, an impairment charge is recorded if the carrying amount of the asset exceeds its fair value less costs to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. For long-lived assets to be abandoned, the Company considers the asset to be disposed of when it ceases to be used. If the Company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised accordingly. Prior to February 3, 2002, for long-lived assets held for disposal, whether by abandonment or sale, an impairment charge was recorded if the carrying amount of the assets exceeded its fair value less costs to sell. Such valuations included estimations of fair values, costs to dispose, and time periods over which to sell the assets.

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

      Goodwill and intangible assets having indefinite lives, which were previously amortized on a straight-line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill and other intangible assets of a reporting unit are tested for impairment on an annual basis and more frequently if certain indicators are encountered. Intangible assets with determinable useful lives continue to be amortized over their estimated useful lives.

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

      The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is recognized in the financial statements over an employee’s term of service with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Company and the prepaid pension or accrued liabilities are reported in other assets or other liabilities, as appropriate.

      Sales of merchandise are recorded at the time of delivery and reported net of merchandise returns. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.

      Advertising and promotional costs, net of cooperative advertising allowances, amounted to $713 million for the 52 weeks ended February 1, 2003, $750 million for the 52 weeks ended February 2, 2002 and $808 million for the 53 weeks ended February 3, 2001. Department store non-direct response advertising and promotional costs are expensed as incurred. Direct response advertising and promotional costs for Bloomingdale’s By Mail are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.

      Shipping and handling fees and costs do not represent a significant portion of the Company’s operations and both items have consistently been included in selling, general and administrative expenses. Shipping and handling fees amounted to $43 million, $43 million and $44 million for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 1, 2001, respectively. Shipping and handling costs amounted to $39 million, $41 million and $42 million for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 1, 2001, respectively.

      Financing costs are amortized using the effective interest method over the life of the related debt.

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

      The Company records derivative transactions according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements (see Note 17).

      The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations (see Note 15). No

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for options granted subsequent to January 28, 1995.

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions, except per share data)
Net income (loss), as reported	$818	$(276)	$(184)
Deduct total stock-based employee compensation cost determined in accordance with SFAS No. 123, net of related tax benefit	(42)	(47)	(42)

Pro forma net income (loss)	$776	$(323)	$(226)

Earnings (loss) per share:
Basic – as reported	$4.15	$(1.41)	$(.90)

Basic – pro forma	$3.93	$(1.65)	$(1.11)

Diluted – as reported	$4.12	$(1.38)	$(.89)

Diluted – pro forma	$3.91	$(1.62)	$(1.09)

      In 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and clarifies the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds or amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      Also in 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 28, “Interim Financial Reporting” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation and amends the disclosure provisions therein. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      In 2002, the FASB issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” This issue addresses the reseller’s accounting for cash consideration received from a vendor. The Company’s current accounting policy related to certain consideration received from a vendor is consistent with the provisions of this issue and therefore, the Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Discontinued Operations

      On January 16, 2002, the Company’s Board of Directors approved a plan to dispose of the operations of Fingerhut, including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, which were acquired by the Company on March 18, 1999.

      During 2002, through various transactions, the Company completed the sale of the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, completed the sale of Fingerhut’s core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled. Proceeds from the foregoing sale transactions and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets. This favorable variance, together with the favorable variance in actual operating losses described below, resulted in an adjustment to the loss on disposal of discontinued operations for 2002 totaling $307 million of income before income taxes, or $180 million of income after income taxes.

      The Company originally estimated operating losses during the Fingerhut phase-out period of $292 million, net of tax effect. Actual operating losses for the 52 weeks ended February 1, 2003 were approximately $37 million, net of tax effect. This favorable variance resulted from the earlier than planned disposition of Fingerhut assets and is reflected in the $180 million adjustment to the loss on disposal of discontinued operations described above.

      The disposal of the operations of Fingerhut, including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, generated $924 million of cash during the 52 weeks ended February 1, 2003, after the payment of approximately $529 million of related debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      In connection with the sale of the Fingerhut core catalog accounts receivable portfolio, the Company entered into certain indemnification agreements with the purchaser. The indemnification agreements extend for a period of five years subsequent to the closing of this transaction. The maximum amount of potential future payments cannot be determined because the indemnification is an unlimited obligation. Based on the nature of these indemnifications, the Company considers the probability of future payments to be remote.

      A loss on disposal of the Fingerhut operations was recorded in the fourth quarter of fiscal 2001. This loss included significant estimated losses associated with the wind-down of the operations of Fingerhut, the wind-down of the Fingerhut core catalog accounts receivable portfolio, the sale of inventory and property and equipment, the sale of subsidiary catalog businesses and severance and retention costs

      Estimated losses associated with the wind-down of the Fingerhut core catalog accounts receivable portfolio were based upon various assumptions and estimates, including an assumed four-year wind-down period and estimated customer payment rates, write-off rates, finance charge income, late fee income, and operating expenses, such as collection costs. These assumptions and estimates were based on a third party offer to purchase the portfolio, historical experience and industry data where available.

      Estimated losses associated with the Fingerhut core catalog operations were based upon various assumptions and estimates, including with respect to revenues and expenses during the wind-down period. Those assumptions and estimates were based on historical experience and derived from detailed departmental plans regarding the costs necessary to complete the liquidation in the planned timeframe.

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

      Severance and retention were estimated based on the then current workforce, employment needs through the wind-down period, employment agreements where applicable, years of service, and estimated payout based on the general severance and retention plan offered to employees. Remaining lease obligations or contractual cancellation penalties were estimated based on a review of the contract terms in place.

      The after-tax loss from discontinued operations for the 52 weeks ended February 2, 2002 was $14 million, or $.07 per diluted share.

      Estimated interest expense has been allocated to discontinued operations based upon the debt balances attributable to those operations. Interest expense allocated to discontinued operations was $82 million for the 52 weeks ended February 2, 2002 and $116 million for the 53 weeks ended February 3,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2001. Additionally, interest expense of $77 million was included in the estimated operating losses from the measurement date to the disposal date, which was included in the loss on disposal of discontinued operations.

      The net assets of Fingerhut included within discontinued operations were as follows:

February 2,
2002

(millions)
Current assets	$1,715
Other assets	97
Current liabilities	(539)
Total debt	(529)

$744

      The Company acquired Fingerhut on March 18, 1999. Discontinued operations include Fingerhut sales which totaled $1,244 million for the 52 weeks ended February 2, 2002 and $1,769 million for the 53 weeks ended February 3, 2001. The loss from discontinued operations was $22 million, net of an income tax benefit of $8 million for the 52 weeks ended February 2, 2002 and $1,257 million, net of an income tax benefit of $252 million for the 53 weeks ended February 3, 2001.

      During the 53 weeks ended February 3, 2001, the Company recorded asset impairment and restructuring charges related to its Fingerhut business totaling $882 million. In response to a significant credit delinquency problem associated with Fingerhut’s core catalog operations, the Company reevaluated the long-term operating projections of, and performed an asset impairment analysis for, each Fingerhut business. This analysis included projected future undiscounted and discounted cash flows disaggregated for each Fingerhut business unit under a variety of operating assumptions, under a two-step impairment test.

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

      As a result of the above, the Company recorded asset write-downs of $673 million for goodwill and credit file intangibles and $18 million for Fingerhut fixed assets during the 53 weeks ended February 3, 2001. During this same period, the Company recorded a write-down of $105 million of certain strategic equity investments made and held by Fingerhut as a result of the Company’s determination, based on uncertain financing alternatives and comparisons to their market values or market values of similar publicly traded businesses, that these equity investments were impaired on an other than temporary basis. These investments were in companies that, through commercial relationships entered into in connection with the investments, expanded Fingerhut’s Internet offerings and direct marketing strategic initiatives (e.g.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

through website affiliations) and were integrally related – in terms of their genesis, purpose, nature, implementation and oversight – to the operations of Fingerhut.

      The Company also recorded $86 million of restructuring costs during the 53 weeks ended February 3, 2001 related to the downsizing of the Fingerhut core catalog operations, including $35 million of inventory valuation adjustments. The remaining $51 million of restructuring costs consisted of write-downs of property and other assets associated with the closing of collection and call centers and other duplicate facilities totaling $26 million, an adjustment to the carrying value of certain accounts receivable associated with a discontinued business amounting to $9 million and related severance costs totaling $16 million. The severance costs covered approximately 2,100 employees.

3. Acquisition

      On July 9, 2001, the Company completed its acquisition of Liberty House, Inc. (“Liberty House”), a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. The total purchase price of the Liberty House acquisition was approximately $200 million, consisting of approximately $183 million of cash and the assumption of approximately $17 million of indebtedness. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Liberty House have been included in the Company’s results of operations from the date of acquisition and the purchase price has been allocated to Liberty House’s assets and liabilities based on their estimated fair values as of that date. The amount of goodwill and other identifiable intangibles related to the Liberty House acquisition amounted to $84 million. Such goodwill has not been amortized, in accordance with the provisions of SFAS No. 142.

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

      The Company recorded $53 million of inventory valuation adjustments, primarily related to discontinued merchandise lines, as a part of cost of sales during 2001. The inventory valuation adjustments included $33 million related to the Stern’s conversion, $17 million related to the Liberty House integration and $3 million related to the catalog and e-commerce reorganization. These inventory valuation adjustments consist of markdowns on merchandise that was sold at Stern’s, Liberty House or through the Company’s catalog and e-commerce channels and that would not continue to be sold following the conversion of the Stern’s and Liberty House stores and the reorganization of the catalog and e-commerce business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Asset impairment charges consist of:

	52 Weeks Ended	53 Weeks Ended
	February 2, 2002	February 3, 2001

	(millions)
Catalog and e-commerce reorganization	$40	$–
Stern’s store closures	8	43
Equity investments	4	26
Stern’s accounts receivable	–	5

	$52	$74

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

      Restructuring charges consist of:

	52 Weeks Ended	53 Weeks Ended
	February 2, 2002	February 3, 2001

	(millions)
Stern’s store conversions	$38	$–
Stern’s severance	18	–
Stern’s lease obligations	14	6
Stern’s store closures	13	–
Stern’s duplicate central costs	9	–
Liberty House store conversions	10	–
Liberty House duplicate central costs	4	–
Catalog and e-commerce reorganization	4	–

	$110	$6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(including advertising, credit card issuance and promotion and other name change expenses), Liberty House duplicate central office costs and other exit costs associated with the catalog and e-commerce reorganization.

      During the 53 weeks ended February 3, 2001, restructuring charges included costs to close and sell certain Stern’s stores, primarily related to lease obligations.

      In general, the Company recorded restructuring charges as expenses when they were incurred. The only costs that were accrued at the time management committed to the store closure, store conversion or reorganization plans were severance costs and lease obligations related to the Stern’s closure, pursuant to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

      The following table shows the activity associated with the Stern’s restructuring accruals:

	February 2,	Restructuring		February 1,
	2002	Charges	Payments	2003

	(millions)
Long-term lease obligations	$18	$–	$(4)	$14
Severance	$2	$–	$(2)	$–

      The $14 million reserve that the Company still expects to pay out relates to liabilities associated with the disposition of Stern’s properties.

	February 3,	Restructuring		February 2,
	2001	Charges	Payments	2002

	(millions)
Long-term lease obligations	$6	$14	$(2)	$18
Severance	$–	$18	$(16)	$2

      The $18 million reserve that the Company expected to pay out related to liabilities associated with the disposition of Stern’s properties. The 2001 restructuring charge for severance covered approximately 2,500 people and the remaining accrual at February 2, 2002 related to approximately 50 people.

5. Extraordinary Item

      The extraordinary item for the 52 weeks ended February 2, 2002 represents costs of $16 million, net of income tax benefit of $6 million, associated with the repurchase of the $350 million 6.125% Term Enhanced ReMarketable Securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6. Accounts Receivable

	February 1,	February 2,
	2003	2002

	(millions)
Due from proprietary credit card holders	$2,232	$2,305
Less allowance for doubtful accounts	85	79

	2,147	2,226
Due from non-proprietary credit card holders	667	–
Less allowance for doubtful accounts	20	–

	647	–
Other receivables	151	153

	$2,945	$2,379

      Sales through the Company’s proprietary credit plans were $4,128 million for the 52 weeks ended February 1, 2003, $4,154 million for the 52 weeks ended February 2, 2002 and $4,384 million for the 53 weeks ended February 3, 2001. The credit plans relating to certain operations of the Company are owned by a third party. Finance charge income related to proprietary credit card holders amounted to $353 million for the 52 weeks ended February 1, 2003, $361 million for the 52 weeks ended February 2, 2002 and $349 million and for the 53 weeks ended February 3, 2001. Subsequent to July 5, 2002, finance charge income related to non-proprietary credit card holders amounted to $33 million. Prior to July 5, 2002 under the financing arrangement related to the Company’s non-proprietary credit card receivables, all transfers of the Company’s non-proprietary credit card receivables to a trust qualified for sale treatment and therefore were accounted for as off-balance sheet financing transactions (see Note 10).

      Changes in the allowance for doubtful accounts related to proprietary credit card holders are as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions)
Balance, beginning of year	$79	$71	$63
Charged to costs and expenses	143	128	106
Net uncollectible balances written off	(137)	(120)	(98)

Balance, end of year	$85	$79	$71

      Changes in the allowance for doubtful accounts related to non-proprietary credit card holders are as follows:

52 Weeks Ended
February 1, 2003

(millions)
Balance, at consolidation	$20
Charged to costs and expenses	17
Net uncollectible balances written-off	(17)

Balance, end of year	$20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

7. Inventories

      Merchandise inventories were $3,359 million at February 1, 2003, compared to $3,376 million at February 2, 2002. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 or the 53 weeks ended February 3, 2001.

8. Properties and Leases

	February 1,	February 2
	2003	2002

	(millions)
Land	$956	$972
Buildings on owned land	2,366	2,387
Buildings on leased land and leasehold improvements	1,694	1,674
Fixtures and equipment	4,419	4,257
Leased properties under capitalized leases	84	81

	9,519	9,371
Less accumulated depreciation and amortization	3,140	2,865

	$6,379	$6,506

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Minimum rental commitments (excluding executory costs) at February 1, 2003, for noncancellable leases are:

	Capitalized	Operating
	Leases	Leases	Total

	(millions)
Fiscal year:
2003	$11	$162	$173
2004	11	159	170
2005	9	149	158
2006	8	151	159
2007	8	145	153
After 2007	69	1,943	2,012

Total minimum lease payments	116	$2,709	$2,825

Less amount representing interest	56

Present value of net minimum capitalized lease payments	$60

      Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($6 million) and long-term ($54 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $40 million on operating leases.

      Rental expense consists of:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$2	$2	$3
Operating leases –
Minimum rentals	168	160	159
Contingent rentals	20	22	21

	190	184	183

Less income from subleases -
Capitalized leases	1	2	3
Operating leases	20	20	22

	21	22	25

	$169	$162	$158

Personal property — Operating leases	$17	$22	$23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9. Goodwill and Other Intangible Assets

      Effective February 3, 2002, the Company adopted SFAS No. 142,“Goodwill and Other Intangible Assets.” Upon adoption, the Company ceased amortizing goodwill and indefinite lived intangible assets and determined that an impairment loss was not present. Impairment will be examined on an annual basis and more frequently if certain indicators are encountered. Intangible assets with determinable useful lives will continue to be amortized over their estimated useful lives.

      The Company recorded $43 million of tax benefits as a reduction to goodwill during the 52 weeks ended February 1, 2003 (see Note 12).

      The following summarizes the Company’s goodwill and other intangible assets and amortization expense:

	February 1,	February 2,
	2003	2002

	(millions)
Amortizing intangible assets

Customer lists	$2	$2
Less accumulated amortization	–	–

	$2	$2

Non-amortizing intangible assets

Goodwill	$262	$305
Tradenames	376	376

	$638	$681

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions)
Amortization expense

Continuing operations	$–	$28	$31
Discontinued operations	–	22	43

	$–	$50	$74

      The customer lists are being amortized over their estimated useful life of 7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following is an illustration of the impact on income from continuing operations and net income, including discontinued operations, as if SFAS No. 142 was effective beginning January 30, 2000:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions, except per share data)
Income from continuing operations

Reported income from continuing operations	$638	$518	$821
Intangible asset and goodwill amortization	–	24	27

Adjusted income from continuing operations	$638	$542	$848

Basic earnings per share:
Reported income from continuing operations	$3.23	$2.65	$4.01
Intangible asset and goodwill amortization	–	.12	.13

Adjusted income from continuing operations	$3.23	$2.77	$4.14

Diluted earnings per share:
Reported income from continuing operations	$3.21	$2.59	$3.97
Intangible asset and goodwill amortization	–	.12	.13

Adjusted income from continuing operations	$3.21	$2.71	$4.10

Net income (loss)

Reported net income (loss)	$818	$(276)	$(184)
Intangible asset and goodwill amortization	–	37	58

Adjusted net income (loss)	$818	$(239)	$(126)

Basic earnings (loss) per share:
Reported net income (loss)	$4.15	$(1.41)	$(.90)
Intangible asset and goodwill amortization	–	.19	.28

Adjusted net income (loss)	$4.15	$(1.22)	$(.62)

Diluted earnings (loss) per share:
Reported net income (loss)	$4.12	$(1.38)	$(.89)
Intangible asset and goodwill amortization	–	.19	.28

Adjusted net income (loss)	$4.12	$(1.19)	$(.61)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

10. Financing

      The Company’s debt was as follows:

	February 1,	February 2,
	2003	2002

	(millions)
Short-term debt:
Receivables backed financings	$486	$598
8.5% Senior Notes due 2003	450	–
8.125% Senior Notes due 2002	–	400
Capital lease and other short-term obligations	10	14

	$946	$1,012

Long-term debt:
Receivables backed financings	$400	$400
6.625% Senior notes due 2008	500	500
6.625% Senior notes due 2011	500	500
6.9% Senior debentures due 2029	400	400
6.3% Senior notes due 2009	350	350
8.5% Senior notes due 2010	350	350
7.45% Senior debentures due 2017	300	300
7.0% Senior debentures due 2028	300	300
6.79% Senior debentures due 2027	250	250
8.5% Senior notes due 2003	–	450
Capital lease and other long-term obligations	58	59

	$3,408	$3,859

      Interest expense was as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions)
Interest on debt	$301	$321	$318
Amortization of financing costs	5	7	6
Interest on capitalized leases	6	6	7

	312	334	331
Less interest capitalized on construction	1	3	4

	$311	$331	$327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)

Fiscal year:
2004	$251
2005	402
2006	1
2007	–
2008	500
After 2008	2,200

      The information set forth in the preceding table assumes that holders of the 6.79% senior debentures due 2027 will elect to have such debentures repaid in full in 2004.

      During the 52 weeks ended February 1, 2003, the Company repaid $1,015 million of borrowings, consisting principally of $598 million of receivables backed financings and $400 million of 8.125% Senior Notes.

      During July 2002, in connection with the extension of the financing arrangement related to the Company’s non-proprietary credit card receivables, the Company’s special purpose subsidiary took certain actions which resulted in the consolidation of the Prime Credit Card Master Trust II (“Trust II”) for financial reporting purposes. In particular, the documentation governing the arrangement was amended to provide the Company’s special purpose subsidiary the ability to unilaterally remove transferred assets from Trust II. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” this amendment disqualified the arrangement for sale treatment and requires secured borrowing treatment for all sales of the Company’s non-proprietary credit card receivables pursuant to this arrangement. The principal assets and liabilities of Trust II consist of non-proprietary credit card receivables transferred by the Company to Trust II in transactions previously accounted for as sales under SFAS No. 140 and the related debt issued by Trust II. As a result of the Company’s actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. All assets and liabilities of Trust II were consolidated at fair value. These actions increased the Company’s consolidated assets and debt by $479 million at July 5, 2002.

      The Company’s bank credit agreements require the Company to maintain certain financial ratios. At February 1, 2003, the Company was in compliance with these requirements by significant margins. Management believes that the likelihood of the Company defaulting on a debt covenant is remote absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its debt covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following summarizes certain components of the Company’s debt:

Receivables Backed Financings

      The Company finances its proprietary credit card receivables, which arise solely from sales originated in the conduct of the Company’s retail operations, using on-balance sheet financing arrangements, including term receivables-backed certificates issued by a subsidiary of the Company together with receivables-backed commercial paper issued by another subsidiary of the Company. At February 1, 2003, these arrangements included a $375 million asset-backed commercial paper program. Under the $375 million commercial paper program, a special purpose subsidiary of the Company issues commercial paper backed by a Class A Variable Funding Certificate issued out of the Prime Credit Card Master Trust (the “Trust”) which holds the proprietary receivables. If the subsidiary is unable to issue commercial paper to fund maturities of outstanding commercial paper, it has a liquidity facility with a number of banks which will fund loans in order to repay the commercial paper. The commercial paper investors have no recourse back to the Company. As of February 1, 2003, and February 2, 2002, there was no such commercial paper or loan outstanding.

      At February 1, 2003, these arrangements also included $400 million of receivables backed certificates representing undivided interests in the Trust. Investors in this debt have no recourse back to the Company. This debt is classified as long-term debt, bears interest at 6.7% and matures in November 2005.

      The Company finances its non-proprietary credit card receivables, which arise from transactions originated by merchants that accept third-party credit cards issued by the Company’s FDS Bank subsidiary, using on-balance sheet financing arrangements. Under these arrangements, a special purpose subsidiary of the Company sells Class A and Class B Variable Funding Certificates issued out of Trust II which holds the non-proprietary receivables to three unrelated bank commercial paper conduit programs. The commercial paper conduit programs have agreed to purchase certificates of up to $700 million in the aggregate. Receivables-backed financings classified as short-term debt at February 1, 2003, consist of $486 million of debt under these arrangements with an average interest rate of 1.4%.

      The entire proprietary and non-proprietary accounts receivable portfolios are used to secure the applicable receivables-backed financing programs.

      Prior to July 2002, the financing of the Company’s non-proprietary credit card receivables was through an off-balance sheet sale arrangement. Under this arrangement, FDS Bank, a subsidiary of the Company, sold its non-proprietary credit card receivables to another wholly-owned special purpose subsidiary of the Company which in turn transferred the purchased receivables to Trust II, a bankruptcy-remote, qualified special purpose entity. A special purpose subsidiary of the Company had sold certain interests in Trust II to unrelated bank commercial paper conduit programs. Proceeds from these sales plus excess cash flow from Trust II were used to buy the receivables from FDS Bank. The two commercial paper conduit programs had agreed to buy interests of up to $600 million in the aggregate. These interests were variable and fluctuated with the level of receivables. Trust II had issued three classes of certificates: Class A, Class B and Class C certificates. The bank conduit programs held the Class A and Class B certificates and the Company’s special purpose subsidiary retained the Class C certificates, which were subordinated interests that served as a credit enhancement to the Class A and Class B certificates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

and exposed the Company’s retained trust assets to possible credit losses. The Company’s special purpose subsidiary also held a required 2% seller’s interest and the residual interest in the trust. The investors and the trust had no recourse against the Company beyond the trust assets. In order to maintain the committed level of securitized assets, the Company’s special purpose subsidiary reinvested cash collections on securitized accounts in additional balances. During the period that the non-proprietary credit card receivables were financed off-balance sheet in the 52 weeks ended February 1, 2003, proceeds from collections which were reinvested amounted to $1,336 million. During the 52 weeks ended February 2, 2002, proceeds from collections which were reinvested amounted to $3,057 million.

      Prior to July 2002, the issuance of the certificates to outside investors was considered to be a sale, which resulted in an immaterial gain to the Company. The Company also retained servicing responsibilities for which it received annual servicing fees, approximating 2% of the outstanding balances. During the period that the non-proprietary credit card receivables were financed off-balance sheet in the 52 weeks ended February 1, 2003, $5 million of servicing fees were received. During the 52 weeks ended February 2, 2002, $12 million of servicing fees were received.

      The Company’s special purpose subsidiary intended to hold its Class C certificates and contractually required seller’s interest to maturity. The residual interest was considered available-for-sale. Due to the revolving nature of the underlying credit card receivables, the high principal payment rate and the reserve for anticipated credit losses, the carrying value of the retained interest in transferred credit card receivables approximated fair value and was included in other assets. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during the 52 weeks ended February 1, 2003 and February 2, 2002 include the estimated payment rate, anticipated credit losses and the discount rate applied to the residual cash flows. During the period that the non-proprietary credit card receivables were financed off-balance sheet in the 52 weeks ended February 1, 2003, the weighted average estimated payment rate was 44.2%, the anticipated credit losses averaged 5.3% and the discount rate used on the residual cash flows was 10.2%. For the 52 weeks ended February 2, 2002, the weighted average estimated payment rate was 42.1%, the anticipated credit losses averaged 5.2% and the discount rate used on the residual cash flows was 10.5%.

      As of February 2, 2002, the securitized non-proprietary credit card balances were $630 million, the related retained interest included in other assets was $111 million and purchased interests of $500 million were held by third parties under this off-balance sheet arrangement.

Bank Credit Agreements

      The Company and certain financial institutions are parties to (i) the Five-Year Credit Agreement, pursuant to which such financial institutions have provided the Company with a $1,200 million revolving loan facility which expires June 29, 2006 (the “Five-Year Facility”) and (ii) the 364-Day Credit Agreement, pursuant to which such financial institutions have provided the Company with a $400 million revolving loan facility which expires June 27, 2003, and must be extended annually (the “364-Day Facility” and, together with the Five-Year Facility, the “Revolving Loan Facilities”). The Company’s obligations under the Revolving Loan Facilities are not secured or guaranteed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      As of February 1, 2003 and February 2, 2002, there were no revolving credit loans outstanding under the Revolving Loan Facilities. However, there were $31 million and $46 million of standby letters of credit outstanding under the Revolving Loan Facilities at February 1, 2003 and February 2, 2002, respectively. Revolving loans under the Revolving Loan Facilities bear interest based on various published rates.

Commercial Paper

      The Company established a $1,600 million program for the issuance from time to time of unsecured commercial paper. The issuance of commercial paper under the program will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Revolving Loan Facilities by an amount equal to the principal amount of such commercial paper. As of February 1, 2003 and February 2, 2002, there was no such commercial paper outstanding.

Senior Notes and Debentures

      The senior notes and the senior debentures are unsecured obligations of the Company. The holders of the senior debentures due 2027 may elect to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued and unpaid interest to the date of repayment.

Other Financing Arrangements

      There were also $22 million of trade letters of credit outstanding at February 1, 2003 and February 2, 2002.

11. Accounts Payable and Accrued Liabilities

	February 1,	February 2,
	2003	2002

	(millions)
Merchandise and expense accounts payable	$1,568	$1,677
Liabilities to customers	394	378
Taxes other than income taxes	110	103
Accrued wages and vacation	92	93
Accrued interest	66	80
Other	354	314

	$2,584	$2,645

      Liabilities to customers include an estimated allowance for future sales returns of $42 million and $43 million at February 1, 2003 and February 2, 2002, respectively. Adjustments to the allowance for future sales returns, which amounted to a credit of $1 million for the 52 weeks ended February 1, 2003, a charge of $1 million for the 52 weeks ended February 2, 2002 and a credit of $1 million for the 53 weeks ended February 3, 2001, are reflected in cost of sales. Included in other liabilities at February 1, 2003 is $6 million of severance, related to the Rich’s-Macy’s consolidation, to be paid in conjunction with an ongoing benefit arrangement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

12. Taxes

      Income tax expense is as follows:

	52 Weeks Ended			52 Weeks Ended			53 Weeks Ended
	February 1, 2003			February 2, 2002			February 3, 2001

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(millions)
Federal	$386	$(50)	$336	$263	$(51)	$212	$474	$(23)	$451
State and local	86	(12)	74	60	(10)	50	98	–	98

	$472	$(62)	$410	$323	$(61)	$262	$572	$(23)	$549

      The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001 to income from continuing operations before income taxes and extraordinary item. The reasons for this difference and their tax effects are as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions)
Expected tax	$367	$273	$480
State and local income taxes, net of federal income tax benefit	48	37	63
Permanent difference arising from the amortization of intangible assets	–	6	7
Disposition of a subsidiary	–	(44)	–
Other	(5)	(10)	(1)

	$410	$262	$549

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 1,	February 2,
	2003	2002

	(millions)
Deferred tax assets:
Operating loss carryforwards	$142	$60
Post employment and postretirement benefits	243	195
Accrued liabilities accounted for on a cash basis for tax purposes	192	181
Allowance for doubtful accounts	64	58
Capitalized lease debt	24	21
Other	105	111

Total gross deferred tax assets	770	626

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(1,310)	(1,304)
Merchandise inventories	(197)	(151)
Deductible intangibles	(125)	(124)
Prepaid pension expense	–	(93)
Other	(126)	(278)

Total gross deferred tax liabilities	(1,758)	(1,950)

Net deferred tax liability	$(988)	$(1,324)

      During the 52 weeks ended February 1, 2003, the Company recorded an additional $43 million of tax benefits related to an acquired enterprise’s net operating loss carryforwards (“NOLs”) and reduced goodwill accordingly. As of February 1, 2003, the Company had NOLs of approximately $407 million which are available through 2009.

13. Retirement Plans

      The Company has a defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a defined benefit supplementary retirement plan which includes benefits, for certain employees, in excess of qualified plan limitations. For the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 1, 2001 net retirement expense for these plans totaled $32 million, $22 million and $27 million, respectively.

      Measurement of plan assets and obligations for the Pension Plan and the defined benefit supplementary retirement plan are calculated as of December 31 of each year. The discount rates used to determine the actuarial present value of projected benefit obligations under such plans were 6.75% as of December 31, 2002 and 7.25% as of December 31, 2001. The assumed weighted average rate of increase in future compensation levels was 5.8% as of December 31, 2002 and December 31, 2001 for the Pension Plan and 7.7% as of December 31, 2002 and December 31, 2001 for the defined benefit supplementary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

retirement plan. The long-term rate of return on assets (Pension Plan only) was 9.00% as of December 31, 2002 and 9.75% as of December 31, 2001.

Pension Plan

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plan as of December 31, 2002 and 2001:

	2002	2001

	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,397	$1,368
Service cost	37	35
Interest cost	98	97
Plan amendments	–	1
Actuarial loss	67	10
Benefits paid	(116)	(114)

Projected benefit obligation, end of year	$1,483	$1,397
Changes in plan assets (primarily stocks, bonds and U.S. government securities)
Fair value of plan assets, beginning of year	$1,480	$1,670
Actual return on plan assets	(138)	(76)
Company contributions	50	–
Benefits paid	(116)	(114)

Fair value of plan assets, end of year	$1,276	$1,480

Funded status	$(207)	$83
Unrecognized net loss	513	149
Unrecognized prior service cost	2	2

Net amount recognized	$308	$234

Amounts recognized in the statement of financial position
Prepaid benefit cost	$–	$234
Accrued benefit cost	(106)	–
Intangible asset	2	–
Accumulated other comprehensive loss	412	–

Net amount recognized	$308	$234

      The accumulated benefit obligation for the Pension Plan was $1,382 million as of December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Net pension income for the Company’s Pension Plan included the following actuarially determined components:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions)
Service cost	$37	$35	$34
Interest cost	98	97	98
Expected return on assets	(159)	(156)	(151)

	$(24)	$(24)	$(19)

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plan.

      The Company’s policy is to fund the Pension Plan at or above the minimum required by law. For the 2002 plan year, no funding contribution was required; however, a $50 million voluntary funding contribution was made. For the 2001 plan year, no funding contribution was required or made. Plan assets are held by independent trustees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Supplementary Retirement Plan

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of December 31, 2002 and 2001:

	2002	2001

	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$180	$137
Service cost	6	5
Interest cost	13	12
Plan amendments	–	(1)
Actuarial loss	33	36
Benefits paid	(16)	(9)

Projected benefit obligation, end of year	$216	$180
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	16	9
Benefits paid	(16)	(9)

Fair value of plan assets, end of year	$–	$–

Funded status	$(216)	$(180)
Unrecognized net loss	90	65
Unrecognized prior service cost	1	2

Accrued benefit cost	$(125)	$(113)

Amounts recognized in the statement of financial position
Accrued benefit cost	$(169)	$(135)
Intangible asset	1	2
Accumulated other comprehensive loss	43	20

Net amount recognized	$(125)	$(113)

      The accumulated benefit obligation for the supplementary retirement plan was $169 million and $135 million as of December 31, 2002 and December 31, 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Net pension costs for the supplementary retirement plan included the following actuarially determined components:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions)
Service cost	$6	$5	$4
Interest cost	13	12	9
Amortization of prior service cost	1	2	2
Recognition of net actuarial loss	8	6	2

	$28	$25	$17

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

Savings Plan

      The Savings Plan includes a voluntary savings feature for eligible employees. The Company’s contribution is based on the Company’s annual earnings and the minimum contribution is 33 1/3% of an employee’s eligible savings. Expense for the Savings Plan amounted to $28 million for the 52 weeks ended February 1, 2003, $21 million for the 52 weeks ended February 2, 2002 and $29 million for the 53 weeks ended February 3, 2001.

Deferred Compensation Plan

      The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At February 1, 2003 and February 2, 2002, the liability under the plan, which is reflected in other liabilities, was $37 million and $34 million, respectively. Expense for the 52 weeks ended February 1, 2003, the 52 weeks ended February 2, 2002 and the 53 weeks ended February 3, 2001 was immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the postretirement obligations as of December 31, 2002 and 2001:

	2002	2001

	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$280	$271
Service cost	1	1
Interest cost	19	19
Actuarial loss	6	18
Benefits paid	(30)	(29)

Accumulated postretirement benefit obligation, end of year	$276	$280
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	30	29
Benefits paid	(30)	(29)

Fair value of plan assets, end of year	$–	$–

Funded status	$(276)	$(280)
Unrecognized net gain	(17)	(29)
Unrecognized prior service cost	(21)	(28)

Accrued benefit cost	$(314)	$(337)

      Net postretirement benefit expense included the following actuarially determined components:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(millions)
Service cost	$1	$1	$1
Interest cost	19	19	20
Amortization of prior service cost	(7)	(7)	(7)
Recognition of net actuarial gain	(6)	(9)	(9)

	$7	$4	$5

      The discount rate used in determining the actuarial present value of unfunded postretirement benefit obligations was 6.75% as of December 31, 2002 and 7.25% as of December 31, 2001.

      The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs. For purposes of determining the present values of unfunded postretirement benefit obligations, the annual growth rate in the per capita cost of various components of such medical benefit obligations was assumed to range from 7.0% to 11.0% in the first year, and to decrease gradually for each such component to 6.0% by 2005 and to remain at that level thereafter. The foregoing growth-rate assumption has a significant effect on such determination. To

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

illustrate, increasing such assumed growth rates by one percentage point would increase the present value of unfunded postretirement benefit obligation as of December 31, 2002 by $9 million and the net periodic postretirement benefit expense for 2002 by $1 million. Alternatively, decreasing such assumed growth rates by one percentage point would decrease the present value of unfunded postretirement benefit obligations as of December 31, 2002 by $9 million and the net periodic postretirement benefit expense for 2002 by $1 million.

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

      Stock option transactions are as follows:

	52 Weeks Ended		52 Weeks Ended		53 Weeks Ended
	February 1, 2003		February 2, 2002		February 3, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Option		Option		Option
	Shares	Price	Shares	Price	Shares	Price

	(shares in thousands)
Outstanding, beginning of year	25,612.6	$37.49	24,082.8	$36.08	17,307.1	$38.95
Granted	4,403.5	42.66	3,995.0	42.91	8,248.3	30.08
Canceled	(1,498.3)	40.19	(958.1)	38.65	(1,055.4)	40.36
Exercised	(822.7)	29.71	(1,507.1)	28.57	(417.2)	25.97

Outstanding, end of year	27,695.1	$38.40	25,612.6	$37.49	24,082.8	$36.08

Exercisable, end of year	14,840.3	$38.36	11,759.7	$36.58	9,040.5	$34.92

Weighted average fair value of options granted during the year		$20.73		$19.62		$14.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following summarizes information about stock options which remain outstanding as of February 1, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercisable	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

	(thousands)			(thousands)
$18.63–25.00	1,367.2	1.6 years	$21.37	1,367.2	$21.37
25.01–40.00	13,093.4	6.1 years	32.57	7,982.2	33.18
40.01–79.44	13,234.5	7.4 years	45.92	5,490.9	50.13

      As of February 1, 2003, 5.4 million shares of Common Stock were available for additional grants pursuant to the Company’s equity plan, of which 105,300 shares were available for grant in the form of restricted stock. No shares of Common Stock were granted in the form of restricted stock during the 52 weeks ended February 1, 2003. During the 52 weeks ended February 2, 2002, 234,278 shares of Common Stock were granted in the form of restricted stock, with 221,278 shares at a market value of $43.00 fully vesting after four years and 13,000 shares at a market value of $38.60 fully vesting after three years. During the 53 weeks ended February 3, 2001, 122,700 shares of Common Stock were granted in the form of restricted stock at a market value of $39.81 vesting ratably over a four-year period. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plan.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

Dividend yield	–	–	–
Expected volatility	41.5%	39.1%	37.0%
Risk-free interest rate	5.2%	4.6%	6.3%
Expected life	6 years	6 years	6 years

16. Shareholders’ Equity

      The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share, with 265.3 million shares of Common Stock issued and 190.2 million shares of Common Stock outstanding at February 1, 2003 and 265.0 million shares of Common Stock issued and 200.8 million shares of Common Stock outstanding at February 2, 2002 (with shares held in the Company’s treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

      The Company purchased 11.4 million shares of its Common Stock in 2002 at a cost of approximately $390 million and 7.4 million shares of its Common Stock in 2001 at an approximate cost of $300 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

under its stock repurchase program. As of February 1, 2003, the Company had approximately $210 million of the $1,500 million authorization remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

      In 2001, the Company issued 9.0 million shares of its Common Stock upon the exercise of the Company’s Series D warrants.

Common Stock

      The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights that may be applicable to any Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors in its discretion, out of funds legally available therefor.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Changes in the number of shares held in the treasury are as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(thousands)
Balance, beginning of year	34,170.8	26,735.3	9,439.9
Additions:
Repurchase program	11,431.1	7,408.0	17,573.3
Restricted stock	32.4	32.7	42.7
Deferred compensation plans	3.3	13.9	9.1
Distributions through stock plans	(588.2)	(19.1)	(329.7)

Balance, end of year	45,049.4	34,170.8	26,735.3

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

      Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding. Changes in the number of shares held in the trust are as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	February 1, 2003	February 2, 2002	February 3, 2001

	(thousands)
Balance, beginning of year	560.0	554.1	483.8
Additions	36.6	45.1	96.2
Distributions	(15.0)	(39.2)	(25.9)

Balance, end of year	581.6	560.0	554.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

      The estimated fair values of certain financial instruments of the Company are as follows:

	February 1, 2003			February 2, 2002

	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

	(millions)
Notes receivable	$30	$30	$30	$–	$–	$–
Long-term debt	3,354	3,354	3,634	3,808	3,808	3,893
Interest rate cap agreements	375	–	–	375	–	–
Interest rate swap agreements	–	–	–	600	1	1

      The interest rate cap agreements are used, in effect, to hedge interest rate risk related to a portion of the variable rate indebtedness under the Company’s Receivables Backed Financings.

      The interest rate swap agreements were used, in effect, to convert a portion of the Company’s fixed-rate debt to variable rate debt.

      Commitments to extend credit under revolving agreements relate primarily to the aggregate unused credit limits and unused lines of credit extended under the Company’s credit plans. These commitments generally can be terminated at the option of the Company. It is unlikely that the total commitment amount will represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and customer accounts receivable. The Company places its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

18. Earnings Per Share

      The reconciliation of basic earnings per share to diluted earnings per share based on income from continuing operations before extraordinary item is as follows:

	52 Weeks Ended			52 Weeks Ended			53 Weeks Ended
	February 1, 2003			February 2, 2002			February 3, 2001

	Income		Shares	Income		Shares	Income		Shares

	(millions, except per share data)
Income from continuing operations before extraordinary item and average number of shares outstanding	$638		196.6	$518		195.1	$821		204.3
Shares to be issued under deferred compensation plans			.7			.6			.5

	$638		197.3	$518		195.7	$821		204.8
Basic earnings per share		$3.23			$2.65			$4.01

Effect of dilutive securities:
Warrants			–			1.8			1.1
Stock options			1.4			2.1			1.1

	$638		198.7	$518		199.6	$821		207.0
Diluted earnings per share		$3.21			$2.59			$3.97

      In addition to the warrants and stock options reflected in the foregoing table, stock options to purchase 23.0 million, 10.0 million and 9.2 million shares of common stock at prices ranging from $32.44 to $79.44 per share were outstanding at February 1, 2003, February 2, 2002 and February 3, 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

19. Quarterly Results (unaudited)

      Unaudited quarterly results for the 52 weeks ended February 1, 2003 and the 52 weeks ended February 2, 2002, were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(millions, except per share data)
52 Weeks Ended February 1, 2003:
Net sales	$3,453	$3,486	$3,479	$5,017
Cost of sales	2,078	2,051	2,112	3,014
Selling, general and administrative expenses	1,154	1,135	1,179	1,369
Income from continuing operations	89	133	75	341
Discontinued operations (a)	–	149	31	–
Net income	89	282	106	341
Basic earnings per share:
Income from continuing operations	.44	.66	.38	1.78
Net income	.44	1.40	.54	1.78
Diluted earnings per share:
Income from continuing operations	.43	.66	.38	1.78
Net income	.43	1.39	.54	1.78
52 Weeks Ended February 2, 2002:
Net sales	$3,556	$3,488	$3,475	$5,132
Cost of sales	2,177	2,135	2,143	3,129
Selling, general and administrative expenses	1,175	1,113	1,192	1,321
Asset impairment and restructuring charges (see Note 4)	26	27	14	95
Income from continuing operations before extraordinary item	58	124	26	310
Discontinued operations (a)	–	(14)	(13)	(757)
Net income (loss)	58	110	3	(447)
Basic earnings (loss) per share:
Income from continuing operations	.30	.63	.13	1.57
Net income (loss)	.30	.56	.02	(2.27)
Diluted earnings (loss) per share:
Income from continuing operations	.29	.62	.13	1.55
Net income (loss)	.29	.55	.02	(2.23)

(a)	Discontinued operations include the after-tax operations of Fingerhut Companies, Inc. in the 52 weeks ended February 2, 2002. The fourth quarter of 2001 includes the estimated after-tax loss on the disposal of discontinued operations of $770 million. The second and third quarter of 2002 represent adjustments to the estimated loss on disposal of discontinued operations.