Form 10-Q
period 2003-05-03
FEDERATED DEPARTMENT STORES INC /DE/
filed 2003-06-17
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 3, 2003.

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

Indicate by checkmark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes	X	No

185,361,989 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of May 31, 2003.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended May 3, 2003	13 Weeks Ended May 4, 2002

Net sales	$3,291	$3,453

Cost of sales	2,002	2,078

Gross margin	1,289	1,375

Selling, general and administrative expenses	1,143	1,154

Operating income	146	221

Interest expense	(73)	(78)

Interest income	3	4

Income from continuing operations before income taxes	76	147

Federal, state and local income tax expense	(30)	(58)

Income from continuing operations	46	89

Discontinued operations	-	-

Net income	$ 46	$ 89

Basic earnings per share	$ .24	$ .44

Diluted earnings per share	$ .24	$ .43

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	May 3, 2003	February 1, 2003	May 4, 2002
ASSETS:
Current Assets:
Cash	$ 744	$ 716	$ 1,009
Accounts receivable	2,876	2,945	2,156
Merchandise inventories	3,502	3,359	3,640
Supplies and prepaid expenses	128	124	139
Deferred income tax assets	11	10	19
Assets of discontinued operations	-	-	1,389
Total Current Assets	7,261	7,154	8,352

Property and Equipment - net	6,249	6,379	6,416
Goodwill	262	262	305
Other Intangible Assets - net	378	378	378
Other Assets	266	268	613

Total Assets	$14,416	$14,441	$16,064

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 939	$ 946	$ 1,006
Accounts payable and accrued liabilities	2,657	2,584	2,712
Income taxes	92	71	9
Liabilities of discontinued operations	-	-	894
Total Current Liabilities	3,688	3,601	4,621

Long-Term Debt	3,406	3,408	3,859
Deferred Income Taxes	1,005	998	1,349
Other Liabilities	649	672	567
Shareholders' Equity	5,668	5,762	5,668

Total Liabilities and Shareholders' Equity	$14,416	$14,441	$16,064

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	13 Weeks Ended May 3, 2003	13 Weeks Ended May 4, 2002
Cash flows from continuing operating activities:
Net income	$ 46	$ 89
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	-	-
Depreciation and amortization	179	164
Amortization of financing costs	-	2
Amortization of unearned restricted stock	1	1
Changes in assets and liabilities:
Decrease in accounts receivable	73	223
Increase in merchandise inventories	(143)	(264)
Increase in supplies and prepaid expenses	(4)	(15)
Increase in other assets not separately identified	(1)	(21)
Increase in accounts payable and accrued liabilities not separately identified	49	27
Increase (decrease) in current income taxes	21	(48)
Increase in deferred income taxes	6	6
Increase (decrease) in other liabilities not separately identified	(23)	5
Net cash provided by continuing operating activities	204	169

Cash flows from continuing investing activities:
Purchase of property and equipment	(41)	(81)
Capitalized software	(13)	(11)
Disposition of property and equipment	2	-
Net cash used by continuing investing activities	(52)	(92)

Cash flows from continuing financing activities:
Debt repaid	(7)	(8)
Increase in outstanding checks	1	41
Acquisition of treasury stock	(120)	(1)
Issuance of common stock	2	15
Net cash provided (used) by continuing financing activities	(124)	47

 (Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	13 Weeks Ended May 3, 2003	13 Weeks Ended May 4, 2002

Net cash provided by continuing operations	28	124
Net cash provided by discontinued operations	-	249
Net increase in cash	28	373
Cash at beginning of period	716	636

Cash at end of period	$ 744	$1,009

Supplemental cash flow information:
Interest paid	$ 79	$ 104
Interest received	3	4
Income taxes paid (net of refunds received)	6	56

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

  Summary of Significant Accounting Policies

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003 (the "2002 10-K"). The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2002 10-K.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 3, 2003 and May 4, 2002 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 weeks ended May 3, 2003 and May 4, 2002, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

Effective February 2, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 145 rescinds or amends existing authoritative pronouncements to limit the circumstances under which gains and losses from the extinguishment of debt will be treated as extraordinary items, to make various technical corrections and clarifications and to describe the applicability of certain of these pronouncements under changed conditions. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation and amends the disclosure provisions therein. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. The adoption of these statements did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not anticipate that the adoption of this statement on August 3, 2003 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Company accounts for its stock-based employee compensation plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options granted. The Company estimates the fair value of each employee stock option grant on the date of grant using the Black-Scholes option-pricing model.

	13 Weeks Ended May 3, 2003	13 Weeks Ended May 4, 2002
(millions, except per share data)
Net income, as reported	$ 46	$ 89
Deduct total stock-based employee compensation cost determined in accordance with SFAS No. 123, net of related tax benefit	(11)	(11)
Pro forma net income	$ 35	$ 78

Earnings per share:
Basic - as reported	$ .24	$ .44
Basic - pro forma	$ .19	$ .39
Diluted - as reported	$ .24	$ .43
Diluted - pro forma	$ .19	$ .38

  Discontinued Operations

  On January 16, 2002, the Company's Board of Directors approved a plan to dispose of the operations of Fingerhut Companies, Inc. ("Fingerhut"), including the Arizona Mail Order, Figi's and Popular Club Plan businesses conducted by Fingerhut's subsidiaries, which were acquired by the Company on March 18, 1999.

  Through various transactions, beginning in the second quarter of 2002 and continuing through the fourth quarter of 2002, the Company completed the sale of the Arizona Mail Order, Figi's and Popular Club Plan businesses conducted by Fingerhut's subsidiaries, completed the sale of Fingerhut's core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled.

  The net assets of Fingerhut included within discontinued operations as of May 4, 2002 were as follows:

(millions)

Current assets	$1,298
Other assets	91
Current liabilities	(444)
Total debt	(450)
$ 495

  Restructuring Accruals

During the fourth quarter of 2002, the Company recorded certain costs and expenses associated with the Rich's-Macy's consolidation, including $6 million of severance costs, in SG&A.

The Company recorded restructuring charges in 2001 and 2000, including long-term lease obligations related to the disposition of Stern's properties and severance costs associated with the closing of its Stern's department store division.

The following tables show the activity associated with the restructuring accruals:

	February 1, 2003	Expense	Payments	May 3, 2003
(millions)
Long-term lease obligations	$ 14	$ -	$ (1)	$ 13
Rich's-Macy's severance costs	$ 6	$ -	$ (4)	$ 2

The $13 million reserve that the Company still expects to pay out relates to liabilities associated with the disposition of Stern's properties. The remaining Rich's-Macy's severance is still expected to be paid.

	February 2, 2002	Expense	Payments	May 4, 2002
(millions)
Long-term lease obligations	$ 18	$ -	$ (1)	$ 17
Stern's severance costs	$ 2	$ -	$ (1)	$ 1

The $17 million reserve that the Company expected to pay out related to liabilities associated with the disposition of Stern's properties. The $1 million of Stern's severance costs that remained accrued at May 4, 2002 was paid prior to August 3, 2002.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	13 Weeks Ended
	May 3, 2003			May 4, 2002
	Income		Shares	Income		Shares
(millions, except per share data)
Income from continuing operations and average number of shares outstanding	$ 46		188.4	$ 89		201.0
Shares to be issued under Deferred compensation plans	-		.8	-		.6
	$ 46		189.2	$ 89		201.6

Basic earnings per share		$ .24			$ .44

Effect of dilutive securities -
Stock options	-		.3	-		2.4
	$ 46		189.5	$ 89		204.0

Diluted earnings per share		$ .24			$ .43

In addition to the stock options reflected in the foregoing table, stock options to purchase 28.9 million and 14.1 million shares of common stock at prices ranging from $27.31 to $79.44 per share were outstanding at May 3, 2003 and May 4, 2002, respectively, but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of              Operations

For purposes of the following discussion, all references to "first quarter of 2003" and "first quarter of 2002" are to the Company's 13-week fiscal periods ended May 3, 2003 and May 4, 2002, respectively.

In January 2003, the Company announced and commenced the implementation of its plans to integrate the stores of Rich's and Macy's in the metro Atlanta area and operate these and all other Rich's stores under a combined "Rich's-Macy's" nameplate, effective February 2, 2003. As part of the consolidation, seven stores were closed. The Company currently anticipates that two locations will be renovated and reopened as Bloomingdale's, one location will be renovated and reopened as a Rich's-Macy's furniture gallery and four locations will be sold or leased for other retail use. In the near term, the store closings and store closing costs are expected to have a negative impact on net sales and operating income, but in the longer term all of these actions are expected to positively affect operating income, cash flows from operations and return on investment.

On January 16, 2002, the Company's Board of Directors approved a plan to dispose of the operations of Fingerhut Companies, Inc. ("Fingerhut"), including the Arizona Mail Order, Figi's and Popular Club Plan businesses conducted by Fingerhut's subsidiaries, which were acquired by the Company on March 18, 1999. The decision to dispose of Fingerhut was based on management's determination that there was no longer strategic value to Federated in retaining the Fingerhut operations and there was no expectation, based on Fingerhut's historical earnings and future prospects, that this business would contribute meaningfully to the Company's future financial performance. The plan of disposition approved by the Company's board of directors contemplated a disposal by liquidation of the Fingerhut core catalog operations and a disposal by sale of Fingerhut's three catalog subsidiaries, Arizona Mail Order, Figi's and Popular Club Plan. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled.

The Company's Consolidated Financial Statements for all periods account for Fingerhut as a discontinued operation as a result of the Company's decision to dispose of the Fingerhut operations. Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

Results of Operations

Comparison of the 13 Weeks Ended May 3, 2003 and May 4, 2002

Net income for the first quarter of 2003 totaled $46 million compared to $89 million for the first quarter of 2002. The lower net income results from a combination of lower sales and higher cost of sales, partially offset by lower selling, general and administrative ("SG&A") expenses.

Net sales for the first quarter of 2003 totaled $3,291 million, compared to net sales of $3,453 million for the first quarter of 2002, a decrease of 4.7%. The overall sales trend in the first quarter of 2003 was negatively impacted by the difficult economic climate. On a comparable store basis (sales from stores in operation throughout the first quarter of 2002 and the first quarter of 2003), net sales for the first quarter of 2003 decreased 5.0% compared to the first quarter of 2002. By family of business, sales were strongest in jewelry, cosmetics, juniors, young men's, men's tailored clothing and furniture. The weakest businesses were women's and men's sportswear, intimate apparel, women's shoes and small ticket home areas, especially housewares and tabletop (china, silver, glass).

Cost of sales was 60.8% of net sales for the first quarter of 2003, compared to 60.2% for the first quarter of 2002. The cost of sales rate for the first quarter of 2003 reflects higher net markdowns due to the weak sales trend and to maintain inventories at appropriate levels. Merchandise inventories were down 3.8% at the end of the quarter as compared to the first quarter of 2002. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 34.8% of net sales for the first quarter 2003 compared to 33.4% for the first quarter of 2002. SG&A expenses in actual dollars for the first quarter of 2003 were down slightly compared to the first quarter of 2002; however, due to the lower sales level, SG&A expenses increased 1.4 percentage points as a percent of net sales. Included in SG&A expenses for the first quarter of 2003 were approximately $8 million of costs, primarily accelerated depreciation, incurred in connection with the Rich's-Macy's consolidation and other announced store closings. The higher SG&A expense rate reflects higher depreciation and amortization expense, higher pension expense and higher selling costs, although selling costs in dollars were lower in the first quarter of 2003 than the prior year.

Net interest expense was $70 million for the first quarter of 2003, compared to $74 million for the first quarter of 2002.

The Company's effective income tax rate of 39.9% for the first quarter of 2003 and 39.7% for the first quarter of 2002 differ from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes.

          Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by continuing operating activities in the first quarter of 2003 was $204 million, compared to the $169 million provided in the first quarter of 2002. Cash provided by continuing operating activities in the first quarter of 2003 reflects a smaller increase in merchandise inventories and an increase in current income taxes payable in 2003 versus a decrease in 2002, partially offset by a smaller decrease in accounts receivable.

Net cash used by continuing investing activities was $52 million for the first quarter of 2003, compared to the $92 million used in the first quarter of 2002. Investing activities for the first quarter of 2003 included purchases of property and equipment totaling $41 million and capitalized software of $13 million. Investing activities for the first quarter of 2002 included purchases of property and equipment totaling $81 million and capitalized software of $11 million. The Company opened one new home store during the first quarter of 2003 and plans to open seven additional department stores, five furniture galleries and a home store during the remainder of 2003. The Company's budgeted capital expenditures are approximately $650 million for 2003.

Net cash used by the Company for all continuing financing activities was $124 million for the first quarter of 2003, including $120 million for the acquisition of treasury stock.

On April 16, 2003, the Company's Board of Directors declared an initial quarterly dividend of 12.5 cents per share on Federated Common Stock. The dividend is payable July 1, 2003 to shareholders of record at the close of business on June 16, 2003. The Company currently intends to pay regular quarterly dividends going forward. On the same date, the Company's Board of Directors also approved a $500 million increase to the Company's existing stock repurchase program. During the first quarter of 2003, the Company purchased 4.3 million shares of its Common Stock under the stock repurchase program at an approximate cost of $120 million. As of May 3, 2003, the Company had approximately $590 million of authorization remaining under the Company's stock repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

Net cash provided to the Company by discontinued operations was $249 million for the first quarter of 2002, primarily due to customer payments on accounts receivable.

In June 2003, the Company took action to renew its 364-day revolving credit facility to June 25, 2004 and voluntarily reduce the borrowing capacity under this facility to $200 million. As a result, the Company's ability to borrow under the Company's bank credit agreements and commercial paper program will be reduced to a maximum of $1,400 million.

Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements and capital transactions in both the near term and over the longer term. The Company's ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain its liquidity levels. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

Outlook

The Company is assuming that general economic and other conditions and consumer confidence and demand will be such that comparable store sales will be flat to down 1.5 percent for 2003: down 2 to 3 percent in the second quarter and between down 1 percent and up 1 percent in the second half of the fiscal year, which ends January 31, 2004. Comparable store sales for the month of May decreased a lower than expected 0.8%. If the Company's sales continue to exceed expectations, the sales performance in the second quarter would be better than the projected down 2 to 3 percent. The Company presently expects to achieve earnings per share from continuing operations in 2003 of $3.10 to $3.25: 50 to 55 cents a share in the second quarter and $2.40 to $2.50 a share in the second half of 2003. These estimates include additional store-closing costs of $10 to $15 million in the second quarter and $12 to $17 million in the second half of the year. In connection with these estimates, the Company is assuming that the gross margin rate will be approximately flat for the year, although it is likely to be down compared to 2002 for the second quarter, and SG&A dollars, excluding the aforementioned store-closing costs, will increase slightly, with larger increases assumed in the second half of the year when the sales growth is assumed to be higher.

On May 22, 2003, the Company announced a strategy to more fully leverage its Macy's brand. Effective August 1, 2003, The Bon Marche stores will operate as The Bon - Macy's, Lazarus stores will operate as Lazarus - Macy's and Goldsmith's stores will operate as Goldsmith's - Macy's. Effective February 1, 2004, Burdines stores will operate as Burdines - Macy's and the seven Macy's stores currently operating in Florida will be integrated into the Burdines - Macy's organization. The Company believes that these changes will allow the Company to benefit from the expansion of the Macy's brand and should lead to more efficient operations.

The accuracy of the assumptions and the resulting forecasts described above is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Forward-Looking Statements" for a discussion of matters that could cause actual results to vary from the Company's expectations.

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

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 1. Legal Proceedings

The Company and certain members of its senior management have been named defendants in five substantially identical purported class action complaints filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions have been consolidated into a single case (In Re Federated Department Stores, Inc. Securities Litigation, Case No. 00-CV-6362 (RCC)) and a consolidated amended complaint (the "Complaint") has been filed. The Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to credit card account delinquencies at the Company's former Fingerhut subsidiary. The plaintiffs are seeking unspecified amounts of compensatory damages and costs, including legal fees. Management intends to defend vigorously against those allegations. A motion to dismiss the Complaint is pending. Discovery has not commenced.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's stockholders was held on May 16, 2003. The Company's stockholders voted on the following items at such meeting:

(a) The stockholders approved the election of three Directors for a three-year term expiring at the 2006 Annual Meeting of the Company's stockholders. The votes for such elections were as follows: Earl G. Graves, Sr. - 88,182,615 votes in favor and 75,277,725 votes withheld; Craig E. Weatherup - 83,922,309 votes in favor and 79,538,031 votes withheld; and James M. Zimmerman - 89,436,804 votes in favor and 74,023,536 votes withheld.

(b) The stockholders ratified the employment of KPMG LLP as the Company's independent accountants for the fiscal year ending January 31, 2004. The votes for the ratification were 156,304,135, the votes against the ratification were 6,091,439, and the votes abstained were 1,064,758.

(c) The stockholders voted in favor of a stockholder's proposal seeking the adoption of a system for the annual election of directors. The votes for the proposal were 128,943,118, the votes against the proposal were 16,644,042, and the votes abstained were 1,287,012.

Item 5. Other Information

Forward-Looking Statements

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or war. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; and competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence, the effect of weather and the possible effects of the recent SARS epidemic on the procurement of merchandise from non-U.S. sources. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 6.  Exhibits and Reports on Form 8-K

              A.     Exhibits

                       99        Certifications by Chief Executive Officer and Chief Financial Officer under Section
                                   906 of the Sarbanes-Oxley Act

              B.     Reports on Form 8-K
1.	Current report on Form 8-K, dated February 10, 2003, reporting matters under item 9 thereof.
2.	Current report on Form 8-K, dated February 18, 2003, reporting matters under item 9 thereof.
3.	Current report on Form 8-K, dated February 24, 2003, reporting matters under item 9 thereof.
4.	Current report on Form 8-K, dated March 10, 2003, reporting matters under item 9 thereof.
5.	Current report on Form 8-K, dated March 17, 2003, reporting matters under item 9 thereof.
6.	Current report on Form 8-K, dated March 24, 2003, reporting matters under item 9 thereof.
7.	Current report on Form 8-K, dated March 31, 2003, reporting matters under item 9 thereof.
8.	Current report on Form 8-K, dated April 14, 2003, reporting matters under item 9 thereof.
9.	Current report on Form 8-K, dated April 16, 2003, reporting matters under item 5 thereof.
10.	Current report on Form 8-K, dated April 21, 2003, reporting matters under item 9 thereof.
11.	Current report on Form 8-K, dated April 28, 2003, reporting matters under item 9 thereof.

FEDERATED DEPARTMENT STORES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: June 17, 2003	By: /s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Terry J. Lundgren, Chief Executive Officer of Federated Department Stores, Inc., certify that:

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

June 17, 2003		/s/ Terry J. Lundgren
Terry J. Lundgren

I, Karen M. Hoguet, Chief Financial Officer of Federated Department Stores, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Federated Department Stores, Inc.;

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

June 17, 2003		/s/ Karen M. Hoguet
Karen M. Hoguet