Form 10-Q
period 2003-08-02
FEDERATED DEPARTMENT STORES INC /DE/
filed 2003-09-16
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 2054

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended August 2, 2003.

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
Yes X No _____

182,805,907 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 30, 2003.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net Sales	$3,434	$3,486	$6,725	$6,939

Cost of sales	2,025	2,051	4,027	4,129

Gross margin	1,409	1,435	2,698	2,810

Selling, general and administrative expenses	1,145	1,135	2,288	2,289

Operating income	264	300	410	521

Interest expense	(67)	(83)	(140)	(161)

Interest income	2	5	5	9

Income from continuing operations before income taxes	199	222	275	369

Federal, state and local income tax expense	(79)	(89)	(109)	(147)

Income from continuing operations	120	133	166	222

Income on disposal of discontinued operations, net of tax effect	-	149	-	149

Net Income	$ 120	$ 282	$ 166	$ 371

(Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income (continued)
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Basic earnings per share:
Income from continuing operations	$ .65	$ .66	$ .89	$ 1.10
Income from discontinued operations	-	.74	-	.74
Net income	$ .65	$ 1.40	$ .89	$ 1.84

Diluted earnings per share:
Income from continuing operations	$ .64	$ .66	$ .88	$ 1.09
Income from discontinued operations	-	.73	-	.73
Net income	$ .64	$ 1.39	$ .88	$ 1.82

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	August 2,	February 1,	August 3,
	2003	2003	2002
ASSETS:
Current Assets:
Cash	$ 564	$ 716	$ 1,398
Accounts receivable	2,836	2,945	2,676
Merchandise inventories	3,439	3,359	3,657
Supplies and prepaid expenses	115	124	135
Deferred income tax assets	13	10	16
Assets of discontinued operations	-	-	593
Total Current Assets	6,967	7,154	8,475

Property and Equipment - net	6,200	6,379	6,389
Goodwill	262	262	305
Other Intangible Assets - net	378	378	378
Other Assets	269	268	544

Total Assets	$14,076	$14,441	$16,091

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 749	$ 946	$ 1,919
Accounts payable and accrued liabilities	2,678	2,584	2,731
Income taxes	121	71	42
Liabilities of discontinued operations	-	-	322
Total Current Liabilities	3,548	3,601	5,014

Long-Term Debt	3,154	3,408	3,402
Deferred Income Taxes	1,026	998	1,299
Other Liabilities	641	672	551
Shareholders' Equity	5,707	5,762	5,825

Total Liabilities and Shareholders' Equity	$14,076	$14,441	$16,091

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	26 Weeks Ended August 2, 2003	26 Weeks Ended August 3, 2002
Cash flows from continuing operating activities:
Net income	$ 166	$ 371
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	-	(149)
Depreciation and amortization	351	331
Amortization of financing costs	1	4
Amortization of unearned restricted stock	2	2
Changes in assets and liabilities:
Decrease in accounts receivable	113	308
Increase in merchandise inventories	(80)	(281)
(Increase) decrease in supplies and prepaid expenses	9	(11)
Increase in other assets not separately identified	(1)	(27)
Increase in accounts payable and accrued liabilities not separately identified	110	75
Increase (decrease) in current income taxes	50	(15)
Increase (decrease) in deferred income taxes	25	(41)
Decrease in other liabilities not separately identified	(27)	(11)
Net cash provided by continuing operating activities	719	556

Cash flows from continuing investing activities:
Purchase of property and equipment	(156)	(219)
Capitalized software	(27)	(23)
Increase in note receivable	-	(39)
Disposition of property and equipment	2	-
Net cash used by continuing investing activities	(181)	(281)

Cash flows from continuing financing activities:
Debt issued	6	-
Debt repaid	(454)	(35)
Dividends paid Increase (decrease) in outstanding checks	(23) (18)	- 13
Acquisition of treasury stock	(227)	(139)
Issuance of common stock	26	26
Net cash used by continuing financing activities	(690)	(135)

(Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

(millions)
	26 Weeks Ended August 2, 2003	26 Weeks Ended August 3, 2002

Net cash provided (used) by continuing operations	(152)	140
Net cash provided by discontinued operations	-	622
Net increase (decrease) in cash	(152)	762
Cash at beginning of period	716	636

Cash at end of period	$ 564	$1,398

Supplemental cash flow information:
Interest paid	$ 144	$ 175
Interest received	5	9
Income taxes paid (net of refunds received)	28	55

Schedule of non cash investing and financing activities:
Consolidation of assets and debt of previously unconsolidated subsidiary	-	479

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

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 2, 2003 and August 3, 2002 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 26 weeks ended August 2, 2003 and August 3, 2002, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement on August 3, 2003 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

	13 Weeks Ended		26 Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
	(millions, except per share data)
Net income, as reported	$120	$282	$166	$371
Deduct total stock-based employee compensation cost determined in accordance with SFAS No.123, net of related tax benefit	(9)	(10)	(20)	(21)
Pro forma net income	$111	$272	$146	$350

Earnings per share:
Basic - as reported	$.65	$1.40	$.89	$1.84
Basic - pro forma	$.60	$1.35	$.78	$1.74
Diluted - as reported	$.64	$1.39	$.88	$1.82
Diluted - pro forma	$.59	$1.34	$.78	$1.72

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

  Through additional transactions during the third and fourth quarters of 2002, the Company also completed the sale of the Arizona Mail Order, Figi's and Popular Club Plan businesses conducted by Fingerhut's subsidiaries and completed the sale of various other Fingerhut assets. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled.

  The net assets of Fingerhut included within discontinued operations as of August 3, 2002 were as follows:

(millions)

Current assets	$556
Other assets	37
Current liabilities	(322)
$271

  Restructuring Accruals

  During the fourth quarter of 2002, the Company recorded certain costs and expenses associated with the Rich's-Macy's consolidation, including $6 million of severance costs, in selling, general and administrative expenses.

The Company recorded restructuring charges in 2001 and 2000, including long-term lease obligations related to the disposition of Stern's properties and severance costs associated with the closing of its Stern's department store division.

The following tables show the activity associated with the restructuring accruals:

	February 1, 2003	Expense	Payments	August 2, 2003
(millions)
Long-term lease obligations	$ 14	$ -	$ (1)	$ 13
Rich's-Macy's severance costs	$ 6	$ -	$ (5)	$ 1

The $13 million reserve that the Company still expects to pay out relates to liabilities associated with the disposition of Stern's properties. The remaining Rich's-Macy's severance is still expected to be paid.

	February 2, 2002	Expense	Payments	August 3, 2002
(millions)
Long-term lease obligations	$ 18	$ -	$ (3)	$ 15
Stern's severance costs	$ 2	$ -	$ (2)	$ -

The $15 million reserve that the Company expected to pay out related to liabilities associated with the disposition of Stern's properties.

  Financing

  During July 2002, in connection with the extension of the financing arrangement related to the Company's non-proprietary credit card receivables, the Company's special purpose subsidiary took certain actions which resulted in the consolidation of the Prime Credit Card Master Trust II (the "Trust") for financial reporting purposes. In particular, the documentation governing the arrangement was amended to provide the Company's special purpose subsidiary the ability to unilaterally remove transferred assets from the Trust. Under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," this amendment disqualified the arrangement for sale treatment and requires secured borrowing treatment for all sales of the Company's non-proprietary credit card receivables pursuant to this arrangement. The principal assets and liabilities of the Trust consist of non-proprietary credit card receivables transferred by the Company to the Trust in transactions previously accounted for as sales under SFAS No. 140 and the related debt issued by the Trust. As a result of these actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. All assets and liabilities of the Trust were consolidated at fair value. These actions increased the Company's consolidated assets and debt by $479 million at July 5, 2002.

  Earnings Per Share

  The following tables set forth the computation of basic and diluted earnings per share from continuing operations:
	13 Weeks Ended
	August 2, 2003			August 3, 2002
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding opera- tions and average number of shares outstanding	$ 120		184.9	$ 133		200.9
Shares to be issued under deferred compensation plans	-		.7	-		.6
	$ 120		185.6	$ 133		201.5

Basic earnings per share		$ .65			$ .66

Effect of dilutive securities -
stock options	-		1.6	-		2.0
	$ 120		187.2	$ 133		203.5

Diluted earnings per share		$ .64			$ .66

	26 Weeks Ended
	August 2, 2003			August 3, 2002
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding opera- tions and average number of shares outstanding	$ 166		186.7	$ 222		201.0
Shares to be issued under deferred compensation plans	-		.7	-		.6
	$ 166		187.4	$ 222		201.6

Basic earnings per share		$ .89			$ 1.10

Effect of dilutive securities -
stock options	-		.9	-		2.1
	$ 166		188.3	$ 222		203.7

Diluted earnings per share		$ .88			$ 1.09

In addition to the stock options reflected in the foregoing tables, stock options to purchase 14.9 million shares of common stock at prices ranging from $35.65 to $79.44 per share were outstanding at August 2, 2003 and stock options to purchase 13.8 million shares of common stock at prices ranging from $40.44 to $79.44 per share were outstanding at August 3, 2002 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2003" and "second quarter of 2002" are to the Company's 13-week fiscal periods ended August 2, 2003 and August 3, 2002, respectively, and all references to "2003" and "2002" are to the Company's 26-week fiscal periods ended August 2, 2003 and August 3, 2002, respectively.

On May 22, 2003, the Company announced a strategy to more fully leverage its Macy's brand. Beginning in the fall season of 2003, The Bon Marche stores operate as Bon - Macy's, Lazarus stores operate as Lazarus - Macy's and Goldsmith's stores operate as Goldsmith's - Macy's. Beginning in fiscal 2004, Burdines stores will operate as Burdines - Macy's and the seven Macy's stores currently operating in Florida will be integrated into the Burdines - Macy's organization. The Company believes that these changes will allow the Company to benefit from the expansion of the Macy's brand and should lead to more efficient operations.

In January 2003, the Company announced and commenced the implementation of its plans to integrate the stores of Rich's and Macy's in the metro Atlanta area and operate these and all other Rich's stores under a combined "Rich's-Macy's" nameplate, effective February 2, 2003. As part of the consolidation, certain stores were closed; however, one location was renovated and partially reopened as a Rich's-Macy's furniture gallery in July 2003 and two locations continue to be renovated and plan to reopen as Bloomingdale's later this year. In the near term, the store closings and store closing costs are expected to have a negative impact on net sales and operating income, but in the longer term all of these actions are expected to positively affect operating income, cash flows from operations and return on investment.

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

Results of Operations

Comparison of the 13 Weeks Ended August 2, 2003 and August 3, 2002

Income from continuing operations and net income for the second quarter of 2003 totaled $120 million, compared to income from continuing operations of $133 million and net income of $282 million for the second quarter of 2002. The second quarter of 2002 included $149 million of income from the disposal of discontinued operations, net of tax effect. The decrease in income from continuing operations for the second quarter of 2003 compared to the second quarter of 2002 reflects a lower level of sales.

Net sales for the second quarter of 2003 totaled $3,434 million, down 1.5% compared to net sales of $3,486 million for the second quarter of 2002. On a comparable store basis (sales from stores in operation throughout 2002 and 2003), net sales for the second quarter of 2003 decreased 1.2% compared to the second quarter of 2002. Bloomingdale's and Rich's/Lazarus/Goldsmith's-Macy's had the strongest sales performance during the second quarter of 2003 with the weakest performance experienced at Burdines. Sales of the Company's private label brands continue to outperform the national brands. By family of business, sales were strongest in career apparel, big ticket home areas and cosmetics. The weakest businesses were housewares and children's.

Cost of sales was 59.0% of net sales for the second quarter of 2003, compared to 58.8% for the second quarter of 2002. In the second quarter of 2003, the cost of sales rate and corresponding gross margin rate reflects higher net markdowns as a percent to net sales in order to maintain inventories at appropriate levels. Merchandise inventories were down 6.0% at the end of the second quarter of 2003 as compared to the second quarter of 2002. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 33.3% of net sales for the second quarter of 2003, compared to 32.6% for the second quarter of 2002, due primarily to the lower sales level. SG&A expenses in actual dollars for the second quarter of 2003 were up 0.8% compared to the second quarter of 2002 due to $10 million of costs incurred in connection with the Rich's-Macy's consolidation and other announced store closings.

Net interest expense was $65 million for the second quarter of 2003, compared to $78 million for the second quarter of 2002, primarily due to the lower level of borrowings.

The Company's effective income tax rate of 39.6% for the second quarter of 2003 and the second quarter of 2002 differ from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes.

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

Comparison of the 26 Weeks Ended August 2, 2003 and August 3, 2002

Income from continuing operations and net income for 2003 totaled $166 million, compared to income from continuing operations of $222 million and net income of $371 million for 2002. Net income for 2002 included $149 million of income from the disposal of discontinued operations, net of tax effect. The lower income from continuing operations results from a combination of lower sales and higher cost of sales, partially offset by lower net interest expense.

Net sales for 2003 totaled $6,725 million, compared to net sales of $6,939 million for 2002, a decrease of 3.1%. On a comparable store basis (sales from stores in operation throughout 2002 and 2003), net sales also decreased 3.1% compared to 2002. By family of business, sales were strongest in furniture and cosmetics. The weakest businesses were the small ticket home areas, especially housewares.

Cost of sales was 59.9% of net sales for 2003, compared to 59.5% for 2001. The cost of sales rate in 2003 reflects higher net markdowns as a percent to net sales due to the weak sales trend and to maintain inventories at appropriate levels. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 34.0% of net sales for 2003 compared to 33.0% for 2002. SG&A expenses in actual dollars for 2003 were essentially flat compared to 2002; however, due to the lower sales level, SG&A expenses increased 1.0 percentage point as a percent to net sales. Included in SG&A expenses for 2003 were approximately $18 million of costs incurred in connection with the Rich's-Macy's consolidation and other announced store closings. Higher depreciation and amortization expense and the Rich's-Macy's consolidation costs in 2003 were offset by lower selling costs, lower advertising expense and improvements related to the Company's credit card operations. Although selling costs and advertising expenses were lower in actual dollars in 2003, as a percent to net sales they were consistent with 2002.

Net interest expense was $135 million for 2003, compared to $152 million for 2002, primarily due to the lower level of borrowings.

The Company's effective income tax rate of 39.7% for 2003 and 2002 differ from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes.

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

Net cash provided by continuing operating activities in 2003 was $719 million, compared to the $556 million provided in 2002. Cash provided by continuing operating activities in 2003 reflects a smaller increase in merchandise inventories and increases in current and deferred income taxes payable in 2003 versus decreases in 2002, partially offset by a smaller decrease in accounts receivable.

Net cash used by continuing investing activities was $181 million for 2003. Investing activities for 2003 included purchases of property and equipment totaling $156 million and capitalized software of $27 million. Investing activities for 2002 included purchases of property and equipment totaling $219 million, capitalized software of $23 million and the acceptance of a $39 million note receivable related to the sale of certain Fingerhut assets. The Company opened one department store, one home store and four furniture galleries during 2003 and plans to open five additional department stores and a home store during the remainder of 2003. The Company now expects capital expenditures to be approximately $600-$625 million for 2003, down from a budget of $650 million due to a delay in certain projects.

Net cash used by the Company for all continuing financing activities was $690 million for 2003, including the repayment of $450 million of 8.5% senior notes and approximately $227 million for the acquisition of treasury stock.

On April 16, 2003, the Company's board of directors approved a $500 million increase to the Company's existing stock repurchase program. During 2003, the Company purchased 7.3 million shares of its Common Stock under the stock repurchase program at an approximate cost of $227 million. As of August 2, 2003, the Company had approximately $485 million of authorization remaining under the Company's stock repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

Net cash provided to the Company by discontinued operations was $622 million for 2002, primarily due to the sale of Fingerhut's core catalog accounts receivable portfolio and the sale of various other Fingerhut assets.

In 2003, the Company renewed its 364-day revolving credit facility to June 25, 2004 and voluntarily reduced the borrowing capacity under this facility to $200 million. As a result, the Company's ability to borrow under the Company's bank credit agreements and commercial paper program has been reduced to a maximum of $1,400 million.

On August 22, 2003, the Company's board of directors declared a quarterly dividend of 12.5 cents per share on Federated Common Stock. The dividend is payable October 1, 2003 to shareholders of record at the close of business on September 15, 2003.

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

Outlook

The Company is assuming that general economic and other conditions and consumer confidence and demand will be such that comparable store sales will be between down 1 percent and up 1 percent for both the third and fourth quarters of 2003. The Company presently expects to achieve earnings per share from continuing operations in the remainder of fiscal 2003 of $2.40 to $2.50, consisting of $.25 to $.30 a share in the third quarter and $2.15 to $2.20 a share in the fourth quarter of 2003. These estimates include additional store-closing costs of approximately $10 million in the third quarter and $2 million in the fourth quarter. In connection with these estimates, the Company is assuming that the gross margin rate will be up slightly for the remainder of the year, compared to last year, and SG&A dollars, excluding the aforementioned store-closing costs, will also increase slightly compared to last year.

The accuracy of the assumptions and the resulting forecasts described above is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Forward-Looking Statements" for a discussion of matters that could cause actual results to vary from the Company's expectations.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 2, 2003, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

	10.1	Amended and Restated 364-Day Credit Agreement, dated as of June 27, 2003, by and among the Company and the financial institutions party thereto.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

	32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

B.	Reports on Form 8-K

1.	Current report on Form 8-K, dated May 8, 2003, reporting matters under item 12 thereof.

2.	Current report on Form 8-K, dated May 14, 2003, reporting matters under item 12 thereof.

FEDERATED DEPARTMENT STORES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: September 16, 2003	By:_____________________________
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By:_____________________________
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)