Form 10-Q
period 2003-12-16
FEDERATED DEPARTMENT STORES INC /DE/
filed 2003-12-16
CIK 794367

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended November 1, 2003.

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

180,790,366 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 29, 2003.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income (Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net Sales	$3,486	$3,479	$10,211	$10,418

Cost of sales	2,091	2,112	6,118	6,241

Gross margin	1,395	1,367	4,093	4,177

Selling, general and administrative expenses	1,222	1,179	3,510	3,468

Operating income	173	188	583	709

Interest expense	(63)	(77)	(203)	(238)

Interest income	2	4	7	13

Income from continuing operations before income taxes	112	115	387	484

Federal, state and local income tax expense	(45)	(40)	(154)	(187)

Income from continuing operations	67	75	233	297

Income on disposal of discontinued operations, net of tax effect	-	31	-	180

Net income	$ 67	$ 106	$ 233	$ 477

Basic earnings per share:
Income from continuing operations	$ .37	$ .38	$ 1.26	$ 1.49
Income from discontinued operations	-	.16	-	.90
Net income	$ .37	$ .54	$ 1.26	$ 2.39

Diluted earnings per share:
Income from continuing operations	$ .36	$ .38	$ 1.25	$ 1.48
Income from discontinued operations	-	.16	-	.89
Net income	$ .36	$ .54	$ 1.25	$ 2.37

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)

	November 1,	February 1,	November 2,
	2003	2003	2002
ASSETS:
Current Assets:
Cash	$ 227	$ 716	$ 216
Accounts receivable	2,906	2,945	2,702
Merchandise inventories	4,403	3,359	4,633
Supplies and prepaid expenses	113	124	140
Deferred income tax assets	14	10	26
Assets of discontinued operations	-	-	364
Total Current Assets	7,663	7,154	8,081

Property and Equipment - net	6,170	6,379	6,424
Goodwill	262	262	273
Other Intangible Assets - net	378	378	378
Other Assets	277	268	542

Total Assets	$14,750	$14,441	$15,698

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 839	$ 946	$ 1,306
Accounts payable and accrued liabilities	3,414	2,584	3,372
Income taxes	115	71	33
Liabilities of discontinued operations	-	-	170
Total Current Liabilities	4,368	3,601	4,881

Long-Term Debt	3,152	3,408	3,410
Deferred Income Taxes	1,038	998	1,178
Other Liabilities	642	672	549
Shareholders' Equity	5,550	5,762	5,680

Total Liabilities and Shareholders' Equity	$14,750	$14,441	$15,698

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	39 Weeks Ended November 1, 2003	39 Weeks Ended November 2, 2002
Cash flows from continuing operating activities:
Net income	$ 233	$ 477
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	-	(180)
Depreciation and amortization	526	497
Amortization of financing costs	2	5
Amortization of unearned restricted stock	3	3
Changes in assets and liabilities:
Decrease in accounts receivable	44	282
Increase in merchandise inventories	(1,044)	(1,257)
(Increase) decrease in supplies and prepaid expenses	11	(16)
Increase in other assets not separately identified	(1)	(31)
Increase in accounts payable and accrued liabilities not separately identified	803	668
Increase (decrease) in current income taxes	44	(24)
Increase (decrease) in deferred income taxes	35	(139)
Decrease in other liabilities not separately identified	(26)	(13)
Net cash provided by continuing operating activities	630	272

Cash flows from continuing investing activities:
Purchase of property and equipment	(313)	(406)
Capitalized software	(46)	(40)
Increase in note receivable	-	(39)
Disposition of property and equipment	3	12
Net cash used by continuing investing activities	(356)	(473)

Cash flows from continuing financing activities:
Debt issued	96	366
Financing costs	-	(1)
Debt repaid	(456)	(1,014)
Dividends paid	(46)	-
Increase in outstanding checks	24	63
Acquisition of treasury stock	(485)	(392)
Issuance of common stock	104	28
Net cash used by continuing financing activities	(763)	(950)

Net cash used by continuing operations	(489)	(1,151)
Net cash provided by discontinued operations	-	731
Net decrease in cash	(489)	(420)
Cash at beginning of period	716	636

Cash at end of period	$ 227	$ 216

Supplemental cash flow information:
Interest paid	$ 224	$ 271
Interest received	7	13
Income taxes paid (net of refunds received)	55	162

Schedule of non cash investing and financing activities:
Consolidation of assets and debt of previously unconsolidated subsidiary	-	479

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

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 1, 2003 and November 2, 2002 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 39 weeks ended November 1, 2003 and November 2, 2002, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

The Company accounts for its stock-based employee compensation plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options granted. The Company estimates the fair value of each employee stock option grant on the date of grant using the Black-Scholes option-pricing model.

	13 Weeks Ended		39 Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
	(millions, except per share data)
Net income, as reported	$ 67	$106	$233	$477
Deduct total stock-based employee compensation cost determined in accordance with SFAS No.123, net of related tax benefit	(9)	(11)	(29)	(32)
Pro forma net income	$ 58	$ 95	$204	$445

Earnings per share:
Basic - as reported	$.37	$ .54	$1.26	$2.39
Basic - pro forma	$.32	$ .49	$1.10	$2.23
Diluted - as reported	$.36	$ .54	$1.25	$2.37
Diluted - pro forma	$.31	$ .49	$1.09	$2.22
2. Discontinued Operations

On January 16, 2002, the Company's board of directors approved a plan to dispose of the operations of Fingerhut Companies, Inc. ("Fingerhut"), including the Arizona Mail Order, Figi's and Popular Club Plan businesses conducted by Fingerhut's subsidiaries, which were acquired by the Company on March 18, 1999.

During October 2002, the Company completed the sale of the Arizona Mail Order and Figi's businesses conducted by Fingerhut's subsidiaries. For the 13 weeks ended November 2, 2002, the actual proceeds from the sale of these subsidiaries and certain other Fingerhut assets exceeded the estimated amounts, resulting in an adjustment to the loss on disposal of discontinued operations totaling $50 million of income before income taxes, or $31 million after income taxes. During July 2002, the Company completed the sale of Fingerhut's core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and in a separate transaction completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from these sales and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations totaling $286 million of income before income taxes, or $180 million after income taxes.

During November 2002, the Company completed the sale of the Popular Club Plan business conducted by a Fingerhut subsidiary. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled.

The net assets of Fingerhut included within discontinued operations as of November 2, 2002 were as follows:
(millions)

Current assets	$341
Other assets	23
Current liabilities	(170)
$194
3. Restructuring Accruals

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

The following tables show the activity associated with the restructuring accruals:

	February 1, 2003	Expense	Payments	November 1, 2003
(millions)
Long-term lease obligations	$ 14	$ -	$ (2)	$ 12
Rich's-Macy's severance costs	$ 6	$ -	$ (6)	$ -
The Company still expects to pay out the $12 million reserve related to liabilities associated with the disposition of Stern's properties.

	February 1, 2002	Expense	Payments	November 1, 2002
(millions)
Long-term lease obligations	$ 18	$ -	$ (3)	$ 15
Stern's severance costs	$ 2	$ -	$ (2)	$ -
The Company expected to pay out the $15 million reserve related to liabilities associated with the disposition of Stern's properties.

4. Financing

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

5. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations:
	13 Weeks Ended
	November 1, 2003			November 2, 2002
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding	$ 67		182.0	$ 75		194.3
Shares to be issued under deferred compensation plans	-		.6	-		.7
	$ 67		182.6	$ 75		195.0

Basic earnings per share		$ .37			$ .38

Effect of dilutive securities -
stock options	-		3.1	-		.9
	$ 67		185.7	$ 75		195.9

Diluted earnings per share		$ .36			$ .38

	39 Weeks Ended
	November 1, 2003			November 2, 2002
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding	$ 233		185.1	$ 297		198.8
Shares to be issued under deferred compensation plans	-		.7	-		.6
	$ 233		185.8	$ 297		199.4

Basic earnings per share		$1.26			$ 1.49

Effect of dilutive securities -
stock options	-		1.7	-		1.7
	$ 233		187.5	$ 297		201.1

Diluted earnings per share		$1.25			$ 1.48

In addition to the stock options reflected in the foregoing tables, stock options to purchase 4.3 million shares of common stock at prices ranging from $43.88 to $79.44 per share were outstanding at November 1, 2003 and stock options to purchase 18.5 million shares of common stock at prices ranging from $33.75 to $79.44 per share were outstanding at November 2, 2002 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been anti-dilutive.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2003" and "third quarter of 2002" are to the Company's 13-week fiscal periods ended November 1, 2003 and November 2, 2002, respectively, and all references to "2003" and "2002" are to the Company's 39-week fiscal periods ended November 1, 2003 and November 2, 2002, respectively.

On May 22, 2003, the Company announced a strategy to more fully leverage its Macy's brand. Beginning in the fall season of 2003, The Bon Marche stores operate as Bon - Macy's, Lazarus stores operate as Lazarus - Macy's and Goldsmith's stores operate as Goldsmith's - Macy's. Beginning in fiscal 2004, Burdines stores will operate as Burdines - Macy's and the seven Macy's stores currently operating in Florida will be integrated into the Burdines - Macy's organization, although one of the current Macy's stores will close in September 2004. The Company believes that these changes will allow the Company to benefit from the expansion of the Macy's brand and should lead to more efficient operations.

In January 2003, the Company announced and commenced the implementation of its plans to integrate the stores of Rich's and Macy's in the metro Atlanta area and operate these and all other Rich's stores under a combined "Rich's-Macy's" nameplate, effective February 2, 2003. As part of the consolidation, certain stores were closed; however, one location was renovated and partially reopened as a Rich's-Macy's furniture gallery in July 2003 and two locations were renovated and reopened as Bloomingdale's in October 2003. In the near term, the store closings and store closing costs are expected to have a negative impact on net sales and operating income, but in the longer term all of these actions are expected to positively affect operating income, cash flows from operations and return on investment.

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

Results of Operations

Comparison of the 13 Weeks Ended November 1, 2003 and November 2, 2002

Income from continuing operations and net income for the third quarter of 2003 totaled $67 million, compared to income from continuing operations of $75 million and net income of $106 million for the third quarter of 2002. The third quarter of 2002 included $31 million of income from the disposal of discontinued operations, net of tax effect. The decrease in income from continuing operations for the third quarter of 2003 compared to the third quarter of 2002 reflects higher selling, general and administrative ("SG&A") expenses, including $29 million of store closing and consolidation costs, partially offset by improved gross margin and lower interest expense.

Net sales for the third quarter of 2003 totaled $3,486 million, up 0.2% compared to net sales of $3,479 million for the third quarter of 2002. On a comparable store basis (sales from stores in operation throughout 2002 and 2003), net sales for the third quarter of 2003 increased 0.3% compared to the third quarter of 2002. Sales during the third quarter of 2003 were particularly strong at Bloomingdale's, but every division produced an improved sales trend. By family of business, sales were strong in men's and women's apparel driven by career apparel and more contemporary fashions. Sales were also strong in jewelry, handbags, cosmetics, furniture and bedding. Weaker sales trends continued to be experienced in housewares.

Cost of sales was 60.0% of net sales for the third quarter of 2003, compared to 60.7% for the third quarter of 2002. In the third quarter of 2003, the cost of sales rate and corresponding gross margin benefited from lower net markdowns due to the lower inventory levels combined with improved sales. Merchandise inventories were down 5.0% at the end of the third quarter of 2003 as compared to the third quarter of 2002. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 35.0% of net sales for the third quarter of 2003, compared to 33.9% for the third quarter of 2002. SG&A expenses in actual dollars for the third quarter of 2003 were up 3.7% compared to the third quarter of 2002 due to the costs incurred in connection with the Rich's-Macy's consolidation and other announced store closings and higher depreciation expense. Included in SG&A expenses for the third quarter of 2003 were $29 million, 0.8% of net sales, of store closing and consolidation costs ($8 million related to the Rich's-Macy's consolidation). SG&A expenses for the third quarter of 2002 did not include any store closing or consolidation costs.

Net interest expense was $61 million for the third quarter of 2003, compared to $73 million for the third quarter of 2002, primarily due to the lower level of borrowings.

The Company's effective income tax rate of 39.8% for the third quarter of 2003 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes. The Company's effective income tax rate of 35.4% for the third quarter of 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes, offset by adjustments of prior year permanent differences.

During October 2002, the Company completed the sale of the Arizona Mail Order and Figi's businesses conducted by Fingerhut's subsidiaries. For the third quarter of 2002, the actual proceeds from the sale of these subsidiaries and certain other Fingerhut assets exceeded the estimated amounts by $50 million before income taxes, or $31 million after income taxes.

Comparison of the 39 Weeks Ended November 1, 2003 and November 2, 2002

Income from continuing operations and net income for 2003 totaled $233 million, compared to income from continuing operations of $297 million and net income of $477 million for 2002. Net income for 2002 included $180 million of income from the disposal of discontinued operations, net of tax effect. The lower income from continuing operations results from a combination of lower sales and higher SG&A expenses, including $47 million of store closing and consolidation costs, partially offset by lower interest expense.

Net sales for 2003 totaled $10,211 million, compared to net sales of $10,418 million for 2002, a decrease of 2.0%. On a comparable store basis (sales from stores in operation throughout 2002 and 2003), net sales also decreased 2.0% compared to 2002. By family of business, sales were strongest in furniture, bedding and cosmetics. The weaker businesses were the small ticket home areas, especially housewares.

Cost of sales was 59.9% of net sales for 2003 and 2002. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 34.4% of net sales for 2003 compared to 33.3% for 2002. SG&A expenses in actual dollars for 2003 increased 1.2% compared to 2002. Included in SG&A expenses for 2003 were approximately $47 million of costs incurred in connection with the Rich's-Macy's consolidation and other announced store closings. Excluding store closing and consolidation costs, SG&A expense in actual dollars for 2003 would be relatively flat compared to 2002.

Net interest expense was $196 million for 2003, compared to $225 million for 2002, primarily due to the lower level of borrowings.

The Company's effective income tax rate of 39.7% for 2003 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes. The Company's effective income tax rate of 38.6% for 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from other items.

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

Net cash provided by continuing operating activities in 2003 was $630 million, compared to the $272 million provided in 2002. Cash provided by continuing operating activities in 2003 reflects a smaller increase in merchandise inventories, a greater increase in accounts payable and accrued liabilities and increases in current and deferred income taxes payable in 2003 versus decreases in 2002, partially offset by a smaller decrease in accounts receivable.

Net cash used by continuing investing activities was $356 million for 2003. Investing activities for 2003 included purchases of property and equipment totaling $313 million and capitalized software of $46 million. Investing activities for 2002 included purchases of property and equipment totaling $406 million, capitalized software of $40 million and the acceptance of a $39 million note receivable related to the sale of certain Fingerhut assets. The Company opened six department stores, four furniture galleries and two home stores during 2003. The Company expects capital expenditures to be approximately $600 - $625 million for 2003.

Net cash used by the Company for all continuing financing activities was $763 million for 2003, including the repayment of $450 million of 8.5% senior notes and approximately $485 million for the acquisition of treasury stock, partially offset by $104 million from the issuance of common stock related to the exercise of stock options.

On April 16, 2003, the Company's board of directors approved a $500 million increase to the Company's existing stock repurchase program. During 2003, the Company purchased 13.1 million shares of its Common Stock under the stock repurchase program at an approximate cost of $485 million. As of November 1, 2003, the Company had approximately $230 million of authorization remaining under the Company's stock repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

Net cash provided to the Company by discontinued operations was $731 million for 2002, primarily due to the sale of Fingerhut's core catalog accounts receivable portfolio, the sale of the Arizona Mail Order and Figi's businesses and the sale of various other Fingerhut assets.

In 2003, the Company renewed its 364-day revolving credit facility to June 25, 2004 and voluntarily reduced the borrowing capacity under this facility to $200 million. As a result, the Company's ability to borrow under the Company's bank credit agreements and commercial paper program has been reduced to a maximum of $1,400 million.

On October 24, 2003, the Company's board of directors declared a quarterly dividend of 12.5 cents per share on Federated Common Stock. The dividend is payable January 2, 2004 to shareholders of record at the close of business on December 15, 2003.

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

Outlook

The Company is assuming that general economic and other conditions and consumer confidence and demand will be such that comparable store sales will be between down 1 percent and up 1 percent for the fourth quarter of 2003, compared to the fourth quarter of 2002. The Company presently expects to achieve earnings per share from continuing operations in the fourth quarter of 2003 of $2.15 to $2.20 a share. These fourth quarter estimates include additional store-closing and consolidation costs of approximately $10-15 million, primarily to be recorded in SG&A expenses. In connection with these estimates, the Company is assuming that the gross margin rate will be up slightly compared to last year, and SG&A dollars, excluding the aforementioned store-closing and consolidation costs, will also increase slightly compared to last year.

The accuracy of the assumptions and the resulting forecasts described above is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Other Information" in Item 5 of Part II of this report for a discussion of matters that could cause actual results to vary from the Company's expectations.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of November 1, 2003, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

B.	Reports on Form 8-K

1	Current report on Form 8-K, dated August 7, 2003, reporting matters under item 12 thereof.

2	Current report on Form 8-K, dated August 13, 2003, reporting matters under item 12 thereof.

FEDERATED DEPARTMENT STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

	FEDERATED DEPARTMENT STORES, INC.

Dated: December 16, 2003	By: /s/ Dennis J. Broderick
	Name: Dennis J. Broderick
	Title: Senior Vice President, General Counsel and Secretary

	By: /s/ Joel A. Belsky
	Name: Joel A. Belsky
	Title: Vice President and Controller
	(Principal Accounting Officer)

	Exhibit 31.1

CERTIFICATION

I, Terry J. Lundgren, Chief Executive Officer of Federated Department Stores, Inc., certify that:

1.			I have reviewed this quarterly report on Form 10-Q of Federated Department Stores, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c.

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

December 16, 2003	/s/ Terry J. Lundgren
	Terry J. Lundgren

	Exhibit 31.2

CERTIFICATION

I, Karen M. Hoguet, Chief Financial Officer of Federated Department Stores, Inc., certify that:

1.			I have reviewed this quarterly report on Form 10-Q of Federated Department Stores, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

c.

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

December 16, 2003	/s/ Karen M. Hoguet
	Karen M. Hoguet

	Exhibit 32.1

CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the filing of the Form 10-Q of Federated Department Stores, Inc. (the "Company") for the fiscal quarter ended August 2, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), of the undersigned officers of the Company certifies, that, to such officer's knowledge:

1.			The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Dated: December 16, 2003

	/s/ Terry J. Lundgren
	Name: Terry J. Lundgren
	Title: Chief Executive Officer

	/s/ Karen M. Hoguet
	Name: Karen M. Hoguet
	Title: Chief Financial Officer