Form 10-K
period 2004-01-31
FEDERATED DEPARTMENT STORES INC /DE/
filed 2004-04-15
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13

of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2004	Commission File Number 1-13536

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

      Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in registrant’s definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☑

      Indicate by checkmark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      There were 180,648,100 shares of the Company’s Common Stock outstanding as of April 2, 2004, excluding shares held in the treasury of the Company or by subsidiaries of the Company.

      The aggregate market value of the Company’s Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on August 1, 2003, was approximately $7,367,500,000.

Documents Incorporated by Reference

      Portions of the definitive proxy statement (the “Proxy Statement”) relating to the Company’s Annual Meeting of Stockholders to be held on May 21, 2004 (the “Annual Meeting”), are incorporated by reference in Part III hereof.

Item 1. Business.
Item 1A. Executive Officers of the Registrant.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security-Holders.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
EX-10.3.13
EX-10.7.12
EX-10.11
EX-10.41
EX-10.45.3
EX-10.46.1
EX-21
EX-22
EX-23
EX-31.1
EX-31.2
EX-32.1

      Unless the context requires otherwise references to “2003,” “2002,” “2001,” “2000” and “1999” are references to the Company’s fiscal years ended January 31, 2004, February 1, 2003, February 2, 2002, February 3, 2001 and January 29, 2000 respectively.

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

      As of January 31, 2004, the Company, through its subsidiaries, operated 393 department stores and 66 furniture galleries and other specialty stores. The stores are located in 34 states, Puerto Rico and Guam, with 147 stores being located on the west coast, 105 stores in the southeast, 92 stores in the northeast, 49 stores in the midwest and the remaining 66 stores spread in other areas of the United States and its territories. Prior to August 1, 2003, the stores were operated under the names “Bloomingdale’s,” “The Bon Marché,” “Burdines,” “Goldsmith’s,” “Lazarus,” “Macy’s” and “Rich’s.” Pursuant to a broad national strategy announced in May 2003 by the Company to more fully leverage its “Macy’s” brand, The Bon Marché, Lazarus, Goldsmith’s and Rich’s stores were renamed effective August 1, 2003, and the Burdines stores were renamed, effective February 1, 2004, to become “Bon-Macy’s,” “Lazarus-Macy’s,” “Goldsmith’s-Macy’s,” “Rich’s-Macy’s” and “Burdines-Macy’s” stores, respectively. As a part of this strategy, commencing in fiscal 2004, the seven Macy’s stores previously operating in Florida were integrated into the Burdines-Macy’s organization, one of which is scheduled to close in September 2004. The department stores sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.

      The Company, through its Bloomingdale’s and macys.com subsidiaries, conducts direct-to-customer mail catalog and electronic commerce businesses under the names “Bloomingdale’s By Mail” and “macys.com.” Additionally, the Company offers on-line bridal registry and gift purchase facilities to customers.

      The Company provides various support functions to its retail operating divisions on an integrated, company-wide basis.

•	The Company’s financial, administrative and credit services subsidiary, FACS Group, Inc. (“FACS”), provides credit processing, collections, customer service and credit marketing services for the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary and non-proprietary credit card accounts owned by the Company and credit processing, customer service and credit marketing for those accounts owned by GE Capital Consumer Card Co., (“GE Bank”). GE Bank owns all of the “Macy’s” credit card accounts originated prior to December 19, 1994, when R.H. Macy & Co., Inc. was acquired pursuant to a merger, and an allocated portion of the “Macy’s” credit card accounts originated subsequent to such merger. In addition, FACS provides payroll and benefits services to the Company’s retail operating and service divisions.

•	The Company’s data processing subsidiary, Federated Systems Group, Inc. (“FSG”), provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service divisions.

•	Federated Merchandising Group (“FMG”), a division of the Company, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the

Company’s various department store franchises. FMG is also responsible for all of the private label development of the Company’s retail operating divisions except Bloomingdale’s, which sources most of its private label merchandise through Associated Merchandising Corporation.

•	Federated Logistics and Operations (“FLO”), a division of a subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating divisions.

•	A specialized staff maintained in the Company’s corporate offices provides services to each of the Company’s retail operating and service divisions in such areas as accounting, real estate and insurance, as well as various other corporate office functions.

•	In February 2004, the Company announced its plans to create a centralized organization with responsibility for the overall strategy, merchandising and marketing of home-related categories of business in all of its stores, except stores operated under the “Bloomingdale’s” name.

      FACS, FSG and FMG also offer their services to unrelated third parties.

      The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.

      Employees. As of January 31, 2004, the Company had approximately 111,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the Christmas season. Approximately 10% of the Company’s employees as of January 31, 2004 were represented by unions. Management considers its relations with employees to be satisfactory.

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

      Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2003. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

      Competition. The retailing industry, in general, and the department store and direct-to-customer businesses, in particular, are intensely competitive. Generally, the Company’s stores and direct-to-customer business operations compete with other department stores in the geographic areas in which they operate, as well as numerous other types of retail outlets, including specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets. The operators of department stores with which the Company competes to a substantial degree include, among others, Dillard’s, J.C. Penney, Kohl’s, May, Nordstrom, and Sears. The Company seeks to attract customers by offering superior selections, value pricing, and strong private label merchandise in stores that are located in premier locations, and by providing an exciting shopping environment and superior service. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

      Available Information. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its Internet website at http://www.fds.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. In addition, the Company has made the following available free of charge through its website at http://www.fds.com:

•	Audit Review Committee Charter,

•	Compensation Committee Charter,

•	Board Organization and Corporate Governance Committee Charter,

•	Corporate Governance Guidelines, and

•	Code of Business Conduct and Ethics.

Item 1A. Executive Officers of the Registrant.

      The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

Terry J. Lundgren	52	Chairman of the Board; President and Chief Executive Officer; Director
Thomas G. Cody	62	Vice Chair
Thomas L. Cole	55	Vice Chair
Janet E. Grove	52	Vice Chair
Susan D. Kronick	52	Vice Chair
Ronald W. Tysoe	51	Vice Chair; Director
Dennis J. Broderick	55	Senior Vice President, General Counsel and Secretary
Karen M. Hoguet	47	Senior Vice President and Chief Financial Officer
Joel A. Belsky	50	Vice President and Controller

      Terry J. Lundgren has been Chairman of the Board since January 15, 2004 and President and Chief Executive Officer of the Company since February 26, 2003; prior thereto he served as the President/ Chief Operating Officer and Chief Merchandising Officer of the Company since April 15, 2002. Prior to April 15, 2002 Mr. Lundgren served as the President and Chief Merchandising Officer of the Company since May 1997.

      Thomas G. Cody has been Vice Chair, Legal, Human Resources, Internal Audit and External Affairs, since February 26, 2003; prior thereto he served as the Executive Vice President, Legal and Human Resources, of the Company since May 1988.

      Thomas L. Cole has been Vice Chair, Support Operations, since February 26, 2003 and Chairman of FLO since 1995, FSG since 2001 and FACS since 2002.

      Janet E. Grove has been Vice Chair, Merchandising, Private Brand and Product Development, since February 26, 2003 and Chairman of FMG since 1998 and Chief Executive Officer of FMG since 1999.

      Susan D. Kronick has been Vice Chair, Department Store Divisions, since February 26, 2003; prior thereto she served as Group President, Regional Department Stores, since April 2001 and prior thereto Chairman and Chief Executive Officer of Burdines, Inc. since June 1997.

      Ronald W. Tysoe has been Vice Chair, Finance and Real Estate, of the Company since April 1990.

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

      Joel A. Belsky has been Vice President and Controller of the Company since October 1996.

Item 2. Properties.

      The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 31, 2004, the Company operated 459 stores in 34 states, Puerto Rico and Guam, comprising a total of approximately 84,000,000 square feet. Of such stores, 200 were owned, 171 were leased and 88 stores were operated under arrangements where the Company owned the building and leased the land. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase over time.

Item 3. Legal Proceedings.

      The Company and certain members of its senior management were named defendants in five substantially identical purported class action complaints filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions were consolidated into a single case (In Re Federated Department Stores, Inc. Securities Litigation, Case No. 00-CV-6362 (RCC)) and a consolidated amended complaint (the “Complaint”) was filed. The Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis of claims that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at the Company’s former subsidiary, Fingerhut Companies, Inc. The plaintiffs sought unspecified amounts of compensatory damages and costs, including legal fees. The Company filed a Motion to Dismiss the Complaint on January 22, 2002, and on March 11, 2004, the court dismissed the Complaint without prejudice.

Item 4. Submission of Matters to a Vote of Security-Holders.

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      The Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “FD.” As of January 31, 2004, the Company had approximately 12,207 stockholders of record. The following table sets forth for each fiscal quarter during 2003 and 2002 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape:

	2003		2002

	Low	High	Low	High

1st Quarter	23.51	30.91	36.83	44.26
2nd Quarter	29.93	40.90	31.39	44.10
3rd Quarter	38.50	47.93	23.59	38.13
4th Quarter	42.54	50.60	25.50	34.75

      For fiscal year 2003, the Company declared dividends of $0.125 for each of the second, third and fourth quarters. No dividends were declared in the first fiscal quarter of 2003 or in fiscal year 2002.

Item 6. Selected Financial Data.

      The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2003	2002	2001	2000 *	1999

	(millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$15,264	$15,435	$15,651	$16,638	$16,029
Cost of sales	9,099	9,255	9,584	9,955	9,576

Gross margin	6,165	6,180	6,067	6,683	6,453
Selling, general and administrative expenses	4,824	4,837	4,801	4,912	4,760
Asset impairment and restructuring charges	–	–	162	80	–

Operating income	1,341	1,343	1,104	1,691	1,693
Interest expense	(266)	(311)	(347)	(327)	(320)
Interest income	9	16	7	6	13

Income from continuing operations before income taxes	1,084	1,048	764	1,370	1,386
Federal, state and local income tax expense	(391)	(410)	(256)	(549)	(561)

Income from continuing operations	693	638	508	821	825
Discontinued operations (a)	–	180	(784)	(1,005)	(30)

Net income (loss)	$693	$818	$(276)	$(184)	$795

Basic earnings (loss) per share:
Income from continuing operations	$3.76	$3.23	$2.60	$4.01	$3.92
Net income (loss)	3.76	4.15	$(1.41)	(.90)	3.78
Diluted earnings (loss) per share:
Income from continuing operations	$3.71	$3.21	$2.54	$3.97	$3.76
Net income (loss)	3.71	4.12	(1.38)	(.89)	3.62
Average number of shares outstanding	183.8	196.6	195.1	204.3	210.0
Cash dividends per share	$.375	$–	$–	$–	$–
Depreciation and amortization	$710	$680	$689	$651	$665
Capital expenditures	$568	$627	651	$786	$782
Balance Sheet Data (at year end):
Cash	$925	$716	$636	$222	$173
Total assets	14,550	14,441	16,112	17,012	17,692
Short-term debt	908	946	1,012	1,117	772
Long-term debt	3,151	3,408	3,859	3,845	3,801
Shareholders’ equity	5,940	5,762	5,564	5,822	6,552

*	53 weeks

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The Company is a retail organization operating department stores that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 34 states, Puerto Rico and Guam. The highest concentration of stores are on the west coast, in the southeast and the northeast. The Company’s operations are significantly impacted by competitive pressures from department and specialty stores and all other retail channels, and general consumer-spending levels, including the impact of employment levels.

      The Company entered 2003 strategically focused on four key priorities for improving the business over the longer term: differentiating merchandise assortments; simplifying pricing; enriching the overall shopping experience; and communicating better with customers through more effective marketing. The Company believes that its recent results indicate that these strategies are working and that the customer is responding in a favorable manner.

      In early 2004, the Company announced a further step in reinventing its department stores – the creation of a centralized organization to be responsible for the overall strategy, merchandising and marketing of home-related categories of business in all of its Macy’s – branded stores. The centralized operation is expected to accelerate sales in these categories largely by improving and further differentiating the Company’s home-related merchandise assortments.

      The Company has also taken steps to put its strong cash flow to work towards increasing shareholder return, including the institution of a $.50 per share annual cash dividend in 2003 and the continuation of the Company’s stock repurchase program.

      In May 2003, the Company announced a strategy to more fully utilize its Macy’s brand. Since the fall of 2003, The Bon Marché stores have operated as Bon-Macy’s, Lazarus stores as Lazarus-Macy’s and Goldsmith’s stores as Goldsmith’s-Macy’s. Beginning in fiscal 2004, the Burdines stores have operated as Burdines-Macy’s and the seven Macy’s stores previously operating in Florida were integrated into the Burdines-Macy’s organization; however, one of the stores is scheduled to close in September 2004. The Company believes that these changes will enable the Company to benefit from the greater leverage of the Macy’s brand and result in more efficient operations.

      In January 2003, the Company announced and commenced the implementation of its plans to integrate the stores of Rich’s and Macy’s in the metro Atlanta area and operate these, and all other Rich’s stores, under a combined “Rich’s-Macy’s” nameplate, effective February 2, 2003. As part of the consolidation, certain stores were closed; however, one location was renovated and partially reopened as a Rich’s-Macy’s furniture gallery and two locations were renovated and reopened as Bloomingdale’s stores.

      In January 2002, the Company’s Board of Directors approved a plan to dispose of the operations of Fingerhut Companies, Inc. (“Fingerhut”), including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, which were acquired by the Company on March 18, 1999. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled. The Company’s Consolidated Financial Statements for all periods account for Fingerhut as a discontinued operation as a result of the Company’s decision to dispose of the Fingerhut operations. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

      On July 9, 2001, the Company completed its acquisition of Liberty House, Inc. (“Liberty House”), a department store retailer operating 11 department stores and seven resort and specialty stores in Hawaii and one department store in Guam. All Liberty House stores were subsequently converted to Macy’s stores in 2001.

      In February 2001, the Company decided to close its Stern’s department store division, and to convert most of its Stern’s stores to Macy’s and Bloomingdale’s stores, in order to expand and strengthen Macy’s and Bloomingdale’s. Also, in November 2001, the Company announced the reorganization of its department store-related catalog and e-commerce operations to conduct its continuing Internet and catalog business exclusively through macys.com and Bloomingdale’s By Mail.

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

Results of Operations

      Comparison of the 52 Weeks Ended January 31, 2004 and the 52 Weeks Ended February 1, 2003. Income from continuing operations and net income for 2003 totaled $693 million, compared to income from continuing operations of $638 million and net income of $818 million for 2002. Net income for 2002 included $180 million of income from the disposal of discontinued operations, net of tax effect. The higher income from continuing operations primarily resulted from a combination of lower interest expense and a one-time $38 million favorable income tax adjustment.

      Net sales for 2003 totaled $15,264 million, compared to net sales of $15,435 million for 2002, a decrease of 1.1%. On a comparable store basis (sales from stores in operation throughout 2002 and 2003), net sales decreased 0.9% compared to 2002. Bloomingdale’s produced the strongest sales performance in 2003 compared to 2002. Sales of the Company’s private label brands continued to outperform the national brands and the penetration of the Company’s private brands increased in 2003 to 17.1% of sales in Macy’s – branded stores, as compared to 16.4% in 2002. By family of business, sales were strong in career apparel and more updated fashions in both men’s and women’s wear. Sales were also strong in handbags, jewelry, cosmetics, furniture and bedding. Weaker sales trends continued to be experienced in the soft home areas – primarily tabletop (china, silver, glass) and housewares.

      Cost of sales was 59.6% of net sales for 2003, compared to 60.0% for 2002. The cost of sales rate and corresponding gross margin benefited from lower net markdowns due to lower inventory levels throughout 2003 and good receipt management. Merchandise inventories were down 4.3% at the end of 2003 as compared to the end of 2002. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

      Selling, general & administrative (“SG&A”) expenses were 31.6% of net sales for 2003 compared to 31.3% for 2002. SG&A expenses in actual dollars for 2003 decreased 0.3% compared to 2002. Included in SG&A expenses for 2003 were approximately $59 million of costs incurred in connection with the Rich’s-Macy’s and Burdines-Macy’s consolidations and other announced store closings. Included in SG&A expenses for 2002 were approximately $68 million of costs incurred in connection with the Rich’s-Macy’s consolidation and other announced store closings. Excluding the store closing and consolidation costs in both 2003 and 2002, SG&A expenses in actual dollars would be relatively flat compared to 2002. Higher depreciation and amortization expense and increases in pension and medical costs in 2003 were partially offset by lower selling costs and reductions in pre-opening expenses.

      Net interest expense was $257 million for 2003 compared to $295 million for 2002, primarily due to lower levels of borrowings.

      The Company’s effective income tax rate of 36.0% for 2003 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from other items, partially offset by a one-time favorable tax adjustment. The one-time favorable tax adjustment reduced income tax expense for 2003 by $38 million and resulted from a change in estimate of the effective tax rate that existing deferred tax assets and liabilities will ultimately be settled. The Company’s effective income tax rate of 39.1% for 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from other items.

      During 2002, through various transactions, the Company completed the sale of the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, completed the sale of Fingerhut’s core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from the foregoing sale transactions and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations for 2002 totaling $307 million of income before income taxes of $127 million, or $180 million after income taxes. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled.

      Comparison of the 52 Weeks Ended February 1, 2003 and the 52 Weeks Ended February 2, 2002. Net income for 2002 totaled $818 million compared to a net loss for 2001 of $276 million.

      Net sales for 2002 totaled $15,435 million, compared to net sales of $15,651 million for 2001, a decrease of 1.4%. The overall sales trend in 2002 was negatively impacted by a difficult economic climate. On a comparable store basis (sales from stores in operation throughout 2001 and 2002), net sales decreased 3.0% compared to 2001. By family of business, sales were relatively strong in furniture, jewelry and young men’s. The weakest businesses were the soft home areas – tabletop (china, silver, glass), textiles and housewares.

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

      SG&A expenses were 31.3% of net sales for 2002 compared to 30.7% for 2001. Finance charge income on proprietary accounts receivable was $353 million for 2002, down from $361 million in 2001, primarily due to the decrease in average accounts receivable balances. Amounts charged to expense for doubtful proprietary accounts receivable were $143 million for 2002, compared to $128 million in 2001, reflecting slightly higher delinquency rates during 2002. Included in SG&A expenses for 2002 were approximately $68 million of costs, 0.4% of net sales, incurred in the fourth quarter in connection with the Rich’s-Macy’s consolidation and other announced store closings. These costs were primarily real estate related and also included severance. In 2001, there was approximately $29 million of costs, 0.2% of net sales, incurred in the fourth quarter in connection with store closings included in SG&A expenses, also primarily related to real estate write-downs. SG&A expenses in 2002 benefited from lower goodwill and intangible amortization as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Effective February 3, 2002, the Company ceased amortizing goodwill and indefinite lived intangible assets. SG&A expenses in 2001 included amortization expense of $28 million, 0.2% of net sales, related to goodwill and indefinite lived intangible assets. The effect of the non-amortization provisions of SFAS No. 142 was offset by the impact of higher occupancy related expenses, such as depreciation, rent, taxes and insurance.

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

      Net interest expense was $295 million for 2002 compared to $340 million for 2001, primarily due to lower levels of borrowings.

      The Company’s effective income tax rate of 39.1% for 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from other items. The Company’s effective income tax rate of 33.5% for 2001 differs from the federal income tax statutory rate of 35.0% principally because of the effect of the disposition of its Stern’s subsidiary, state and local income taxes and permanent differences arising from the amortization of intangible assets and other items. Income tax expense for 2001 reflects a $44 million benefit related to the recognition of the effect of the difference between the financial reporting and tax bases of the Company’s investment in Stern’s Department Stores, Inc. upon disposition.

      During 2002, through various transactions, the Company completed the sale of the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, completed the sale of Fingerhut’s core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. Proceeds from the foregoing sale transactions and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets, resulting in an adjustment to the loss on disposal of discontinued operations for 2002 totaling $307 million of income before income taxes of $127 million, or $180 million after income taxes. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled.

      The net loss from discontinued operations includes only the results of the operating segment of Fingerhut (including its three catalog subsidiaries, Arizona Mail Order, Figi’s, and Popular Club Plan). The net loss from discontinued operations for 2001 was $14 million. In 2001, the Company also recorded a $770 million loss related to the disposal of Fingerhut, including $292 million of estimated operating losses expected during the wind-down period.

Liquidity and Capital Resources

      The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facilities described below.

      Net cash provided by continuing operating activities in 2003 was $1,590 million, compared to $1,168 million for 2002. Cash provided by operating activities in 2003 reflects higher income from continuing operations, lower levels of merchandise inventories, higher current income taxes payable and an increase in deferred income taxes payable in 2003 versus a decrease in 2002, partially offset by higher accounts receivable balances.

      Net cash used by continuing investing activities was $562 million for 2003. Investing activities for 2003 included purchases of property and equipment totaling $508 million and capitalized software of $60 million. Investing activities for 2002 included purchases of property and equipment totaling $568 million and capitalized software of $59 million. The Company opened six department stores, four furniture galleries and two home stores during 2003.

      The Company intends to open four new department stores and three furniture galleries in 2004, all before the next Christmas season. The Company’s annual budgeted capital expenditures are approximately $600 million for 2004, 2005 and 2006. Management presently anticipates funding such expenditures with cash from operations.

      Net cash used by the Company for continuing financing activities was $819 million in 2003. The Company repaid borrowings of $457 million in 2003, consisting principally of $450 million of 8.5% senior notes. The Company issued $193 million of its common stock, primarily related to the exercise of stock options. On April 16, 2003, the Company’s board of directors instituted a $.50 per share annual dividend and paid cash dividends in 2003 of $69 million.

      On April 16, 2003, the Company’s board of directors approved a $500 million increase to the Company’s existing stock repurchase program. During 2003, the Company purchased 16.5 million shares of its Common Stock under the stock repurchase program at an approximate cost of $645 million. On February 27, 2004, the Company’s board of directors approved a $750 million increase to the Company’s existing stock repurchase program. This new authorization is additive to the existing repurchase program, which as of January 31, 2004 had approximately $70 million of authorization remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

      Net cash provided to the Company by discontinued operations in 2002 was $924 million, after the payment of approximately $529 million of related debt, primarily due to the sale of Fingerhut’s core catalog accounts receivable portfolio and the sale of the Arizona Mail Order, Figi’s and Popular Club Plan businesses and various other Fingerhut assets.

      The Company finances its proprietary credit card receivables, which arise solely from sales originated in the conduct of the Company’s retail operations, using on-balance sheet financing arrangements, including term receivables-backed certificates issued by a consolidated subsidiary of the Company together with receivables-backed commercial paper issued by another consolidated subsidiary of the Company. At January 31, 2004, these arrangements included a $375 million asset-backed commercial paper program. Under the $375 million commercial paper program, a consolidated special purpose subsidiary of the Company issues commercial paper backed by a Class A Variable Funding Certificate issued out of the Prime Credit Card Master Trust which holds the proprietary receivables. If the subsidiary is unable to issue commercial paper to fund maturities of outstanding commercial paper, it has the ability to borrow under a liquidity facility with a number of banks in order to repay the commercial paper. The commercial paper investors have no recourse back to the Company. As of January 31, 2004, and February 1, 2003, there were no such commercial paper or liquidity borrowings outstanding.

      The Company finances its non-proprietary credit card receivables, which arise from transactions originated by merchants that accept third-party credit cards issued by the Company’s FDS Bank subsidiary, using on-balance sheet financing arrangements. Under these arrangements, a consolidated special purpose subsidiary of the Company sells Class A and Class B Variable Funding Certificates, issued out of the Prime Credit Card Master Trust II (“Trust II”), which holds the non-proprietary receivables, to three unrelated bank commercial paper conduit programs. The commercial paper conduit programs have agreed to purchase certificates of up to $700 million in the aggregate. As of January 31, 2004, there were $651 million of receivables-backed borrowings outstanding under these arrangements, which were classified as short-term debt. In 2003, there was an increase in the Company’s non-proprietary credit card portfolio due to increased offerings to the Company’s customer base.

      Prior to July 2002, the Company financed its non-proprietary credit card receivables through an off-balance sheet sale arrangement. During July 2002, in connection with the extension of the financing arrangement related to the Company’s non-proprietary credit card receivables, the Company’s special purpose subsidiary took certain actions which resulted in the consolidation of Trust II for financial reporting purposes. In particular, the documentation governing the arrangement was amended to provide the Company’s special purpose subsidiary the ability to unilaterally remove transferred assets from Trust II. Under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” this amendment disqualified the arrangement for sale treatment and required secured borrowing treatment for all sales of the Company’s non-proprietary credit card receivables pursuant to this arrangement. The principal assets and liabilities of

Trust II consist of non-proprietary credit card receivables transferred by the Company to Trust II in transactions previously accounted for as sales under SFAS No. 140 and the related debt issued by Trust II. As a result of the Company’s actions, the transfer of receivables and debt are being treated as secured borrowings as of and subsequent to July 5, 2002. All assets and liabilities of Trust II were consolidated at fair value. These actions increased the Company’s consolidated assets and debt by $479 million at July 5, 2002.

      The Company is a party to a five-year $1,200 million revolving credit facility that expires in June 2006 and a 364-day $200 million revolving credit facility that expires in June 2004 (which, based upon its assessment of liquidity needs, the Company currently does not expect to extend.) At January 31, 2004, the Company had no borrowings outstanding under either of these facilities, but had $52 million of letters of credit outstanding under the five-year facility. The issuance of commercial paper under the Company’s $1,400 million unsecured commercial paper facility program (which would reduce to $1,200 million upon the expiration of the 364-day $200 million revolving credit facility) will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Company’s $1,400 million bank credit agreements by an amount equal to the face amount of such commercial paper. There were no borrowings under the commercial paper program in 2003 and as of January 31, 2004, there was no such commercial paper outstanding. The Company’s bank credit agreements require the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. At January 31, 2004, the Company was in compliance with these requirements by significant margins. Management believes that the likelihood of the Company defaulting on the foregoing debt covenants is remote absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its debt covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately.

      At January 31, 2004, the Company had contractual obligations (within the scope of Item 303 (a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period

		Less than	1-3	3 5	More than
	Total	1 Year	Years	Years	5 Years

	(millions)
Short-term debt	$902	$902	$–	$–	$–
Long-term debt	3,103	–	403	500	2,200
Capital lease obligations	105	11	17	15	62
Other long-term liabilities	578	58	123	109	288
Operating leases	2,648	164	316	300	1,868
Letters of credit	66	66	–	–	–
Other obligations	2,099	1,759	196	94	50

	$9,501	$2,960	$1,055	$1,018	$4,468

      “Other obligations” in the foregoing table consist primarily of significant merchandise purchase obligations and obligations under outsourcing arrangements, construction contracts, employment contracts, group medical/dental/life insurance programs and energy and other supply agreements identified by the Company. The Company’s merchandise purchase obligations fluctuate on a seasonal basis, typically being higher in the summer and early fall and being lower in the late winter and early spring. The Company purchases a substantial portion of its merchandise inventories and other goods and services otherwise than through binding contracts. Consequently, the amounts shown as “Other obligations” in the foregoing table do not reflect the total amounts that the Company would need to spend on goods and services in order to operate its businesses in the ordinary course.

      Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain its liquidity levels. For short term liquidity, the Company also relies on its $1,400 million unsecured commercial paper facility, a $375 million asset-backed commercial paper program relating to the Company’s proprietary credit card receivables and three asset-backed bank conduit commercial paper programs relating to the Company’s non-proprietary credit card receivables in an aggregate amount of $700 million (all of which are discussed above). Access to the unsecured commercial paper program is primarily dependent on the Company’s credit rating; a downgrade in its short-term rating could hinder its ability to access this market. If the Company is unable to access the unsecured commercial paper market, it has the ability to access $1,400 million pursuant to its bank credit agreements, subject to compliance with the interest coverage and leverage ratio requirements discussed above and other requirements under the agreements. The asset-backed commercial paper programs are used to finance the Company’s proprietary and non-proprietary credit card receivables. These programs are extended annually and can be used to finance the receivables as long as the net portfolio yields remain positive. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt (both unsecured and asset-backed) or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

Critical Accounting Policies

     Allowance for Doubtful Accounts

      The Company evaluates the collectibility of its proprietary and non-proprietary accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Proprietary and non-proprietary accounts receivable are considered delinquent if more than one scheduled minimum payment is missed. Delinquent proprietary accounts are generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Delinquent non-proprietary accounts are generally written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. The Company reserves for doubtful proprietary accounts based on a loss-to-collections rate and doubtful non-proprietary accounts based on a roll-reserve rate. At January 31, 2004, a 0.1 percentage point change in the result of the loss-to-collections rate would impact the proprietary reserve for doubtful accounts by $2 million. At January 31, 2004, a 0.1 percentage point change in the result of the roll-reserve rate would impact the non-proprietary reserve for doubtful accounts by $1 million.

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

      Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are generally taken within each merchandise department twice annually and inventory records are adjusted accordingly.

     Long-Lived Asset Impairment and Restructuring Charges

      The carrying values of long-lived assets are periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.

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

     Pension and Supplementary Retirement Plan

      The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans using SFAS No. 87, “Employers’ Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. The Company anticipates that pension expense, which was approximately $27 million in 2003, will increase by $35-40 million in 2004.

      Funding requirements for the Pension Plan are determined by government regulations, not SFAS No. 87. Although no funding contribution was required, the Company made $50 million voluntary funding contributions to the Pension Plan in both 2003 and 2002. The Company currently anticipates that it will not be required to make any additional contributions to the Pension Plan until 2006. The Company has not yet determined whether a voluntary contribution will be made to the Pension Plan prior to this date.

      At January 31, 2004, the Company had unrecognized actuarial losses of $488 million for the Pension Plan and $115 million for the SERP. These losses will be recognized as a component of pension expense in future years in accordance with SFAS No. 87.

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

      The Company has assumed that the Pension Plan assets will generate a long-term rate of return of 8.75% for 2004. This rate is lower than the assumed rate of 9.00% used for 2003. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases as the expected rate of return on the Pension Plan assets decreases. Lowering the expected long-term rate of return on the Pension Plan assets by 0.25% (from 9.0% to 8.75%) increased the estimated 2004 pension expense by approximately $4 million.

      The Company discounted its future pension obligations using a rate of 6.25% at December 31, 2003, compared to 6.75% at December 31, 2002. The Company determines the appropriate discount rate based on the current yield earned on an index of investment-grade long-term bonds. Pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.50% (from 6.75% to 6.25%) increased pension liability at January 31, 2004 by approximately $77 million and increased estimated 2004 pension expense by approximately $13 million.

      The assumed weighted average rate of increase in future compensation levels was 5.8% as of December 31, 2003 and December 31, 2002 for the Pension Plan, and 7.7% as of December 31, 2003 and December 31, 2002 for the SERP. The Company develops its increase of future compensation level assumption based on recent experience. Pension liability and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Changing the weighted average rate of increase of future compensation levels by 0.25% would change the projected benefit obligation at January 31, 2004 by approximately $8 million and change estimated 2004 pension expense by approximately $2 million.

     New Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. The statement also amends SFAS No. 13, eliminating inconsistencies in certain sale – leaseback transactions. The Company adopted this statement on February 2, 2003 and as a result of the adoption of this statement, the Company reclassified $16 million ($10 million after tax), previously reported as an extraordinary item related to debt extinguishment, to interest expense for 2001.

      In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB51 (revised December 2003).” This interpretation addresses the consolidation by business enterprises of variable interest entities that contain certain characteristics and is effective January 31, 2004. The Company is adopting this interpretation in accordance with its transitional guidelines. To date, the adoption of this interpretation did not impact the Company’s consolidated financial position, results of operations or cash flows. Prospectively, the Company does not currently believe that the provisions of this interpretation will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which is effective January 31, 2004. The adoption of this statement is limited to the form and content of disclosures and did not impact the Company’s consolidated financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement on August 3, 2003 did not impact the Company’s consolidated financial position, results of operations or cash flows.

      In January 2004, the FASB issued Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” On

December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. The accumulated postretirement benefit obligation at December 31, 2003 and the net postretirement benefit expense for 2003 do not reflect the effects of the Act on the Company’s postretirement benefit plans. The FASB plans to issue authoritative guidance related to the accounting for the subsidies in 2004 and, when issued, could require the Company to change previously reported information. Due to the uncertainty related to the forthcoming authoritative guidance, the Company has not yet determined the impact of this position on the Company’s consolidated financial position, results of operations and cash flows.

Outlook

      The Company currently expects to achieve diluted earnings per share of $3.90 to $4.00 for fiscal 2004, which ends January 29, 2005. Earnings per share on a diluted basis for the first quarter of 2004 are expected to be 45-48 cents. The tax rate for 2004 is expected to be 38.4 percent. These estimates include store-closing and consolidation costs of approximately $31 million: $17 million in the first quarter, $4 million in the second quarter and $10 million in the second half of the year, but do not reflect any costs associated with the previously announced centralization of Macy’s home-related categories of business. Additionally, comparable store sales increases of 2.5 percent to 3.0 percent are forecasted for 2004: up 6.0 to 7.0 percent in the first quarter, up 2.0 to 3.0 percent in the second quarter and up 1.5 to 2.0 percent in the second half of 2004. In estimating comparable store sales and diluted earnings per share, the Company assumed that general economic conditions and consumer confidence and demand would be such that the forecasted amounts of comparable store sales would be achieved. The accuracy of these assumptions and of the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control. Consequently, actual results could differ materially from the forecasted results.

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

      The Company is exposed to interest rate risk primarily through its customer lending and borrowing activities, which are described in Notes 5 and 9 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 31, 2004, the Company was not a party to any derivative financial instruments. See Notes 9 and 16 to the Consolidated Financial Statements, which are incorporated herein by reference.

      Based on the Company’s market risk sensitive instruments (primarily variable rate debt) outstanding at January 31, 2004, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Disclosure Controls and Procedures.

      The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 31, 2004, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

      There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

      Information called for by this items is set forth under “Appointment of Independent Accountants” in the Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

3. Exhibits:

      The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number	Description	Document if Incorporated by Reference

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)
3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the 1994 Form 10-K
3.2	By-Laws	Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 1, 2003

4.1	Certificate of Incorporation	See Exhibits 3.1 and 3.1.1

4.2	By-Laws	See Exhibit 3.2

4.3	Rights Agreement, dated as of December 19, 1994, between the Company and the Bank of New York, as rights agent	Exhibit 4.3 to the 1994 Form 10-K

4.4	Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995

4.4.1	Eighth Supplemental Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of July 15, 1997 (the “July 1997 Form 8-K”)

4.4.2	Ninth Supplemental Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

4.5	Indenture, dated as of September 10, 1997, between the Company and Citibank, N.A., as Trustee	Exhibit 4.4 to the Company’s Amendment Number 1 to Form S-3 dated as of September 11, 1997

4.5.1	First Supplemental Indenture, dated as of February 6, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of February 6, 1998

4.5.2	Third Supplemental Trust Indenture, dated as of March 24, 1999, between the Company and Citibank, N.A., as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) dated as of April 22, 1999

Exhibit
Number	Description	Document if Incorporated by Reference

4.5.3	Fourth Supplemental Trust Indenture, dated as of June 6, 2000, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of June 5, 2000

4.5.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of March 21, 2001

4.5.5	Sixth Supplemental Trust Indenture dated as of August 23, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of August 22, 2001

10.1	Amended and Restated 364-day Credit Agreement, dated as of June 27, 2003, by and among the company, the banks, financial institutions and other institutional lenders, Citibank, N.A., as administrative agent and paying agent, JPMorgan Chase Bank, as an administrative agent, Fleet National Bank, as syndication agent, Bank of America, N.A. Credit Suisse First Boston and U.S. Bank National Association, as documentation agents, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as lead arrangers and bookrunners	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 2, 2003

10.2	Five-Year Credit Agreement, dated as of June 29, 2001, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Fleet National Bank, as Syndication Agent, and the Bank of America, N. A., The Bank of New York and Credit Suisse First Boston, as Documentation Agents (the “Five Year Credit Agreement”)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2001

10.2.1	Letter Amendment to the Five-Year Credit Agreement, dated as of October 21, 2002	Exhibit 10.2.1 to the 2003 Form 10-K

10.3	Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992 (the “Pooling and Servicing Agreement”), among the Company, Prime Receivables Corporation (“Prime”) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), successor to Chemical Bank, as Trustee	Exhibit 4.10 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated March 29, 1993

Exhibit
Number	Description	Document if Incorporated by Reference

10.3.1	First Amendment, dated as of December 1, 1993, to the Pooling and Servicing Agreement	Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 29, 1994 (the “1993 Form 10-K”)

10.3.2	Second Amendment, dated as of February 28, 1994, to the Pooling and Servicing Agreement	Exhibit 10.10.2 to the 1993 Form 10-K

10.3.3	Third Amendment, dated as of May 31, 1994, to the Pooling and Servicing Agreement	Exhibit 10.8.3 to the 1994 Form 10-K

10.3.4	Fourth Amendment, dated as of January 18, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 1996 (the “1995 Form 10-K”)

10.3.5	Fifth Amendment, dated as of April 30, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.5 to the 1995 Form 10-K

10.3.6	Sixth Amendment, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.6 to the 1995 Form 10-K

10.3.7	Seventh Amendment, dated as of May 14, 1996, to the Pooling and Servicing Agreement	Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)

10.3.8	Eighth Amendment, dated as of March 3, 1997, to the Pooling and Servicing Agreement	Exhibit 10.6.8 to the 1996 Form 10-K

10.3.9	Ninth Amendment, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 1997

10.3.10	Tenth Amendment, dated as of August 3, 1998, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 1998

10.3.11	Eleventh Amendment, dated as of March 23, 2000, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2000 (the “July 2000 Form 10-Q”)

10.3.12	Twelfth Amendment, dated as of November 20, 2001, to the Pooling and Servicing Agreement	Exhibit 10.3.12 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2002 (the “2001 Form 10-K”)

10.3.13	Thirteenth Amendment, dated as of April 9, 2003, to the Pooling and Servicing Agreement

Exhibit
Number	Description	Document if Incorporated by Reference

10.4	Assumption Agreement under the Pooling and Servicing Agreement, dated as of September 15, 1993	Exhibit 10.10.3 to the 1993 Form 10-K

10.5	Series 1992-3 Supplement, dated as of January 5, 1993, to the Pooling and Servicing Agreement	Exhibit 4.8 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated January 29, 1993

10.6	Series 2000-1 Supplement, dated as of December 7, 2000, to Amended and Restated Pooling and Servicing Agreement dated as of December 15, 1992	Exhibit 1 to Prime’s Current Report on Form 8-K (File No. 033-52374), dated December 27, 2000

10.7	Receivables Purchase Agreement, dated as of December 15, 1992 (the “Receivables Purchase Agreement”), among Abraham & Straus, Inc., Bloomingdale’s, Inc., Burdines, Inc., Jordan Marsh Stores Corporation, Lazarus, Inc., Rich’s Department Stores, Inc., Stern’s Department Stores, Inc., The Bon, Inc. and Prime	Exhibit 10.2 to Prime’s Registration Statement on Form 8-A filed January 22, 1993, as amended

10.7.1	First Amendment, dated as of June 23, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.1 to 1993 Form 10-K

10.7.2	Second Amendment, dated as of December 1, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.2 to 1993 Form 10-K

10.7.3	Third Amendment, dated as of February 28, 1994, to the Receivables Purchase Agreement	Exhibit 10.14.3 to 1993 Form 10-K

10.7.4	Fourth Amendment, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.13.4 to the 1994 Form 10-K

10.7.5	Fifth Amendment, dated as of April 30, 1995, to the Receivables Purchase Agreement	Exhibit 10.12.5 to the 1995 Form 10-K

10.7.6	Sixth Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.6 to the 1996 Form 10-K

10.7.7	Seventh Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.7 to the 1996 Form 10-K

10.7.8	Eighth Amendment, dated as of May 14, 1996, to the Receivables Purchase Agreement	Exhibit 10.13.8 to the 1996 Form 10-K

10.7.9	Ninth Amendment, dated as of March 3, 1997, to the Receivables Purchase Agreement	Exhibit 10.13.9 to the 1996 Form 10-K

10.7.10	Tenth Amendment, dated as of March 23, 2000, to the Receivables Purchase Agreement	Exhibit 10.2 to the July 2000 Form 10-Q

10.7.11	Eleventh Amendment, dated as of November 20, 2001, to Receivables Purchase Agreement	Exhibit 10.10.11 to the 2001 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.7.12	Twelfth Amendment, dated as of April 9, 2003, to Receivables Purchase Agreement

10.7.13	First Supplement, dated as of September 15, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.4 to 1993 Form 10-K

10.7.14	Second Supplement, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.12.7 to the 1995 Form 10-K

10.8	Depository Agreement, dated as of December 31, 1992, among Deerfield Funding Corporation, now known as Seven Hills Funding Corporation (“Seven Hills”), the Company, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository	Exhibit 10.15 to Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 30, 1993 (“1992 Form 10-K”)

10.9	Liquidity Agreement, dated as of December 31, 1992, among Seven Hills, the Company, the financial institutions named therein, and Credit Suisse, New York Branch, as Liquidity Agent	Exhibit 10.16 to 1992 Form 10-K

10.10	Pledge and Security Agreement, dated as of December 31, 1992, among Seven Hills, the Company, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository and Collateral Agent, and the Liquidity Agent	Exhibit 10.17 to 1992 Form 10-K

10.11	First Omnibus Amendment, dated as of December 19, 2003, among Seven Hills, the Company, FDS Bank, Credit Suisse First Boston, New York Branch, JPMorgan Chase Bank and the banks listed therein.

10.12	Commercial Paper Dealer Agreement, dated as of December 31, 1992, among Seven Hills, the Company, and Goldman Sachs Money Markets, L.P.	Exhibit 10.18 to 1992 Form 10-K

10.13	Commercial Paper Dealer Agreement, dated as of November 2, 2001, between Seven Hills, the Company and Banc One Capital Markets, Inc.	Exhibit 10.18 to the 2001 Form 10-K

10.14	Commercial Paper Dealer Agreement, dated as of November 15, 2001, between Seven Hills, the Company and Credit Suisse First Boston	Exhibit 10.19 to the 2001 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.15	Receivables Purchase Agreement, dated as of January 22, 1997, among FDS Bank (successor in interest to FDS National Bank) and Prime II Receivables Corporation (“Prime II”)	Exhibit 10.19 to the 1996 Form 10-K

10.16	Class A Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class A Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.20 to the 1996 Form 10-K

10.17	Class B Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class B Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.21 to the 1996 Form 10-K

10.18	Class A Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent (the “1999 Class A Certificate Purchase Agreement”)	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1999 (the “July 1999 Form 10-Q”)

10.18.1	First Amendment to the 1999 Class A Certificate Purchase Agreement, dated as of August 3, 1999	Exhibit 10.7 to the July 1999 Form 10-Q

10.18.2	Second Amendment to the 1999 Class A Certificate Purchase Agreement, dated as of October 10, 2000	Exhibit 10.27.2 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for fiscal year ended February 3, 2001 (the “2000 Form 10-K”)

10.18.3	Third Amendment to the 1999 Class A Certificate Purchase Agreement, dated as of July 30, 2002	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/ A for the period ended August 3, 2002 (the “August 2002 Form 10-Q/ A”)

10.19	Class B Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class B Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent (the “1999 Class B Certificate Purchase Agreement”)	Exhibit 10.8 to the July 1999 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.19.1	First Amendment to the 1999 Class B Certificate Purchase Agreement, dated as of August 3, 1999	Exhibit 10.9 to the July 1999 Form 10-Q

10.19.2	Second Amendment to the 1999 Class B Certificate Purchase Agreement, dated as of October 10, 2000	Exhibit 10.28.2 to the 2000 Form 10-K

10.19.3	Third Amendment to the 1999 Class B Certificate Purchase Agreement, dated as of July 30, 2002	Exhibit 10.4 to the August 2002 Form 10-Q/A

10.20	Class A Certificate Purchase Agreement, dated as of November 6, 2002, by and among Prime II, as Transferor, FDS Bank, as Servicer, The Class A Purchasers, and Bank One, NA (Main Office Chicago), as Agent and Administrative Agent	Exhibit 10.19 to the 2003 Form 10-K

10.21	Class B Certificate Purchase Agreement, dated as of November 6, 2002, by and among Prime II, as Transferor, FDS Bank, as Servicer, The Class B Purchasers, and Bank One, NA (Main Office Chicago), as Agent and Administrative Agent	Exhibit 10.20 to the 2003 Form 10-K

10.22	Pooling and Servicing Agreement, dated as of January 22, 1997, (the “Prime II Pooling and Servicing Agreement”) among Prime II, FDS Bank (successor in interest to FDS National Bank) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee	Exhibit 10.22 to the 1996 Form 10-K

10.22.1	First Amendment to Prime II Pooling and Servicing Agreement, dated as of July 5, 2002, by and among Prime II, as Transferor, FDS Bank, as Servicer, and JPMorgan Chase Bank, as Trustee	Exhibit 10.2 to the August 2002 Form 10-Q

10.23	Series 1997-1 Variable Funding Supplement, dated as of January 22, 1997, to the Prime II Pooling and Servicing Agreement	Exhibit 10.23 to the 1996 Form 10-K

10.23.1	First Amendment to Series 1997-1 Variable Funding Supplement, dated as of June 19, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.4 to the July 2000 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.23.2	Second Amendment to Series 1997-1 Variable Funding Supplement, dated as of July 5, 2002, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the August 2002 Form 10-Q

10.24	Series 1999-1 Variable Funding Supplement, dated as of July 6, 1999, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the July 1999 Form 10-Q

10.24.1	First Amendment to Series 1999-1 Variable Funding Supplement, dated as of August 1, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.3 to the July 2000 Form 10-Q

10.24.2	Second Amendment to Series 1999-1 Variable Funding Supplement, dated as of July 5, 2002, to the Prime II Pooling and Servicing Agreement	Exhibit 10.6 to the August 2002 Form 10-Q

10.25	Series 2002-1 Variable Funding Supplement, dated as of November 6, 2002, to the Prime II Pooling and Servicing Agreement	Exhibit 10.24 to the 2003 Form 10-K

10.26	Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company	Exhibit 10.25 to the 1996 Form 10-K

10.27	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Goldman Sachs & Co., as Dealer	Exhibit 10.2 to the May 1999 Form 10-Q

10.28	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Banc One Capital Markets, Inc. (successor in interest to First Chicago Capital Markets, Inc.), as Dealer	Exhibit 10.3 to the May 1999 Form 10-Q

10.29	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and J.P. Morgan Securities Inc. (formerly known as Chase Securities, Inc.), as Dealer	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended May 1, 1999 (the “May 1999 Form 10-Q”)

10.30	Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed November 27, 1991, as amended (the “Form 10”)

10.31	Ralphs Tax Indemnification Agreement	Exhibit 10.1 to Form 10

Exhibit
Number	Description	Document if Incorporated by Reference

10.32	Account Purchase Agreement dated as of May 10, 1991, by and among Monogram Bank, USA, Macy’s, Macy Credit Corporation, Macy Funding, Macy’s California, Inc., Macy’s Northeast, Inc., Macy’s South, Inc., Bullock’s Inc., I. Magnin, Inc., Master Servicer, and Macy Specialty Stores, Inc. **	Exhibit 19.2 to Macy’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1991 (File No. 33-6192), as amended under cover of Form 8, dated October 3, 1991

10.33	Amended and Restated Credit Card Program Agreement, dated as of June 4, 1996, among GE Capital Consumer Card Co. (“GE Bank”), FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc., and MSS-Delaware, Inc. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 1996 (the “August 1996 Form 10-Q”)

10.34	Amended and Restated Trade Name and Service Mark License Agreement, dated as of June 4, 1996, among the Company, GE Bank and General Electric Capital Corporation (“GE Capital”)	Exhibit 10.2 to the August 1996 Form 10-Q

10.35	FACS Credit Services and License Agreement, dated as of June 4, 1996, by and among GE Bank, GE Capital and FACS Group, Inc. **	Exhibit 10.3 to the August 1996 Form 10-Q

10.36	FDS Guaranty, dated as of June 4, 1996	Exhibit 10.4 to the August 1996 Form 10-Q

10.37	GE Capital Credit Services and License Agreement, dated as of June 4, 1996, among GE Capital, FDS Bank (successor in interest to FDS National Bank), the Company and FACS Group, Inc. **	Exhibit 10.5 to the August 1996 Form 10-Q

10.38	GE Capital/ GE Bank Credit Services Agreement, dated as of June 4, 1996, among GE Capital and GE Bank **	Exhibit 10.6 to the August 1996 Form 10-Q

Exhibit
Number	Description	Document if Incorporated by Reference

10.39	Amended and Restated Commercial Accounts Agreement, dated as of June 4, 1996, among GE Capital, the Company, FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc. and MSS-Delaware, Inc. **	Exhibit 10.7 to the August 1996 Form 10-Q

10.40	1992 Executive Equity Incentive Plan *	Exhibit 10.12 to Form 10

10.41	1995 Executive Equity Incentive Plan, as amended and restated as of May 18, 2001 *

10.42	1992 Incentive Bonus Plan, as amended and restated as of May 17, 2002 *	Appendix A to the Company’s Proxy Statement filed on April 17, 2002

10.43	Form of Indemnification Agreement *	Exhibit 10.14 to Form 10

10.44	Senior Executive Medical Plan *	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990

10.45	Employment Agreement, dated as of August 27, 1999, between James M. Zimmerman and the Company (the “Zimmerman Employment Agreement”) *	Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000

10.45.1	Amended Exhibit A, dated as of June 8, 2001, to the Zimmerman Employment Agreement *	Exhibit 10.49.1 to the 2001 Form 10-K

10.45.2	Amended Exhibit A, dated as of February 26, 2003, to the Zimmerman Employment Agreement *	Exhibit 10.44.2 to the 2003 Form 10-K

10.45.3	Amended Exhibit A, dated as of December 31, 2003, to the Zimmerman Employment Agreement *

10.46	Employment Agreement, dated as of March 1, 2003, between Terry J. Lundgren and the Company (the “Lundgren Employment Agreement”) *	Exhibit 10.45 to the 2003 Form 10-K

10.46.1	Amended Exhibit A, dated as of January 29, 2004, to the Lundgren Employment Agreement *

10.47	Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 to 1993 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.48	Form of Severance Agreement (for Executives and Key Employees other than Executive Officers) *	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the “1998 Form 10-K”)

10.49	Form of Second Amended and Restated Severance Agreement (for Executive Officers) *	Exhibit 10.45 to the 1998 Form 10-K

10.50	Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997 *	Exhibit 10.46 to the 1996 Form 10-K

10.51	Executive Deferred Compensation Plan, as amended *	Exhibit 10.47 to the 1996 Form 10-K

10.52	Profit Sharing 401(k) Investment Plan (amending and restating the Retirement Income and Thrift Incentive Plan) effective as of April 1, 1997 *	Exhibit 10.48 to the 1996 Form 10-K

10.53	Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997 *	Exhibit 10.49 to the 1996 Form 10-K

21	Subsidiaries

22	Consent of KPMG LLP

23	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

*	Constitutes a compensatory plan or arrangement.

**	Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

      (b) Reports on Form 8-K.

(i)	Current report on Form 8-K, dated November 6, 2003, reporting matters under item 7 and item 12 thereof.

(ii)	Current report on Form 8-K, dated November 12, 2003, reporting matters under item 7 and item 12 thereof.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

By:	/s/ DENNIS J. BRODERICK

Dennis J. Broderick
Senior Vice President, General Counsel and Secretary

Date: April 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2004.

Signature	Title

* Terry J. Lundgren	Chairman of the Board from January 15, 2004, President and Chief Executive Officer (principal executive officer) and Director
* Ronald W. Tysoe	Vice Chair and Director
* Karen M. Hoguet	Senior Vice President and Chief Financial Officer
* Joel A. Belsky	Vice President and Controller (principal accounting officer)
* Meyer Feldberg	Director
* Earl G. Graves, Sr.	Director
* Sara Levinson	Director
* Joseph Neubauer	Director
* Joseph A. Pichler	Director
* Karl M. von der Heyden	Director
* Craig E. Weatherup	Director
* Marna C. Whittington	Director

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

      The consolidated financial statements of the Company have been audited by KPMG LLP, independent certified public accountants. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audits.

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

Terry J. Lundgren

Chairman, President and Chief Executive Officer

Karen M. Hoguet

Senior Vice President, Chief Financial Officer

Joel A. Belsky

Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

      We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 31, 2004. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 8 to the consolidated financial statements, during 2002, Federated Department Stores, Inc. adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

KPMG LLP

Cincinnati, Ohio

February 24, 2004

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	2003	2002	2001

Net sales	$15,264	$15,435	$15,651
Cost of sales:
Recurring	9,099	9,255	9,531
Inventory valuation adjustments	–	–	53

Total cost of sales	9,099	9,255	9,584
Gross margin	6,165	6,180	6,067
Selling, general and administrative expenses	4,824	4,837	4,801
Asset impairment charges	–	–	52
Restructuring charges	–	–	110

Operating income	1,341	1,343	1,104
Interest expense	(266)	(311)	(347)
Interest income	9	16	7

Income from continuing operations before income taxes	1,084	1,048	764
Federal, state and local income tax expense	(391)	(410)	(256)

Income from continuing operations	693	638	508
Discontinued operations:
Loss from discontinued operations, net of tax effect	–	–	(14)
Income (loss) on disposal of discontinued operations, net of tax effect	–	180	(770)

Net income (loss)	$693	$818	$(276)

Basic earnings (loss) per share:
Income from continuing operations	$3.76	$3.23	$2.60
Income (loss) from discontinued operations	–	.92	(4.01)

Net income (loss)	$3.76	$4.15	$(1.41)

Diluted earnings (loss) per share:
Income from continuing operations	$3.71	$3.21	$2.54
Income (loss) from discontinued operations	–	.91	(3.92)

Net income (loss)	$3.71	$4.12	$(1.38)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	January 31, 2004	February 1, 2003

ASSETS
Current Assets:
Cash	$925	$716
Accounts receivable	3,213	2,945
Merchandise inventories	3,215	3,359
Supplies and prepaid expenses	99	124
Deferred income tax assets	–	10

Total Current Assets	7,452	7,154
Property and Equipment – net	6,174	6,379
Goodwill	262	262
Other Intangible Assets – net	378	378
Other Assets	284	268

Total Assets	$14,550	$14,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$908	$946
Accounts payable and accrued liabilities	2,613	2,584
Income taxes	362	71

Total Current Liabilities	3,883	3,601
Long-Term Debt	3,151	3,408
Deferred Income Taxes	998	998
Other Liabilities	578	672
Shareholders’ Equity:
Common stock (178.5 and 190.2 shares outstanding)	2	3
Additional paid-in capital	3,880	5,106
Accumulated equity	3,809	3,185
Treasury stock	(1,477)	(2,252)
Unearned restricted stock	(4)	(7)
Accumulated other comprehensive loss	(270)	(273)

Total Shareholders’ Equity	5,940	5,762

Total Liabilities and Shareholders’ Equity	$14,550	$14,441

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

						Accumulated
						Other
		Additional			Unearned	Comprehensive	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Income	Shareholders’
	Stock	Capital	Equity	Stock	Stock	(Loss)	Equity

Balance at February 3, 2001.	$3	$4,766	$2,643	$(1,582)	$(6)	$(2)	$5,822
Net loss			(276)				(276)
Minimum pension liability adjustment, net of income tax effect						(10)	(10)

Total comprehensive loss							(286)
Stock repurchases				(297)			(297)
Stock issued under stock plans		55		(3)	(10)		42
Stock issued upon exercise of warrants		267					267
Restricted stock plan amortization					5		5
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		10					10

Balance at February 2, 2002.	3	5,098	2,367	(1,881)	(11)	(12)	5,564
Net income			818				818
Minimum pension liability adjustment, net of income tax effect						(261)	(261)

Total comprehensive income							557
Stock repurchases				(391)			(391)
Stock issued under stock plans		4		19			23
Restricted stock plan amortization					4		4
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		4					4

Balance at February 1, 2003	3	5,106	3,185	(2,252)	(7)	(273)	5,762
Net income			693				693
Minimum pension liability adjustment, net of income tax effect						3	3

Total comprehensive income							696
Common stock dividends			(69)				(69)
Stock repurchases				(644)			(644)
Stock issued under stock plans		(28)		190	(1)		161
Retirement of common stock	(1)	(1,227)		1,228			–
Restricted stock plan amortization					4		4
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		29					29

Balance at January 31, 2004.	$2	$3,880	$3,809	$(1,477)	$(4)	$(270)	$5,940

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	2003	2002	2001

Cash flows from continuing operating activities:
Net income (loss)	$693	$818	$(276)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	–	(180)	784
Depreciation and amortization	706	676	657
Amortization of intangible assets	–	–	28
Amortization of financing costs	3	5	7
Amortization of unearned restricted stock	4	4	4
Asset impairment and restructuring charges	–	–	215
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(257)	39	83
Decrease in merchandise inventories	143	17	305
Decrease in supplies and prepaid expenses	25	–	–
(Increase) decrease in other assets not separately identified	2	(87)	(57)
Increase (decrease) in accounts payable and accrued liabilities not separately identified	60	(1)	(236)
Increase (decrease) in current income taxes	284	14	(187)
Increase (decrease) in deferred income taxes	3	(119)	17
Increase (decrease) in other liabilities not separately identified	(76)	(18)	7

Net cash provided by continuing operating activities	1,590	1,168	1,351

Cash flows from continuing investing activities:
Purchase of property and equipment	(508)	(568)	(615)
Capitalized software	(60)	(59)	(36)
Increase in notes receivable, net of payments	–	(30)	–
Acquisition of Liberty House, Inc., net of cash acquired	–	–	(175)
Disposition of property and equipment	6	20	55

Net cash used by continuing investing activities	(562)	(637)	(771)

Cash flows from continuing financing activities:
Debt issued	164	7	1,000
Financing costs	–	(1)	(16)
Debt repaid	(457)	(1,015)	(1,119)
Dividends paid	(69)	–	–
Increase (decrease) in outstanding checks	(5)	(3)	37
Acquisition of treasury stock	(645)	(392)	(299)
Issuance of common stock	193	29	323

Net cash used by continuing financing activities	(819)	(1,375)	(74)

Net cash provided (used) by continuing operations	209	(844)	506
Net cash provided (used) by discontinued operations	–	924	(92)

Net increase in cash	209	80	414
Cash beginning of period	716	636	222

Cash end of period	$925	$716	$636

Supplemental cash flow information:
Interest paid	$269	$335	$372
Interest received	8	14	7
Income taxes paid (net of refunds received)	60	123	221

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

      The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively. References to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

      Fingerhut Companies, Inc. (“Fingerhut”), previously a wholly-owned subsidiary, was accounted for as a discontinued operation (see Note 2). Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of this business have been segregated from those of continuing operations for all periods presented.

      Cash includes cash and liquid investments with original maturities of three months or less.

      The Company offers proprietary credit to its customers under revolving accounts and also offers non-proprietary revolving account credit cards. Such revolving accounts are accepted on customary revolving credit terms and offer the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers may make scheduled minimum payments and incur finance charges, which are competitive with other retailers and lenders. Minimum payments vary from 2.5% to 100.0% of the account balance, depending on the size of the balance. The Company also offers proprietary credit on deferred billing terms for periods not to exceed one year. Such accounts are convertible to revolving credit, if unpaid, at the end of the deferral period. Finance charge income is treated as a reduction of selling, general and administrative expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The Company evaluates the collectibility of its proprietary and non-proprietary accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Proprietary and non-proprietary accounts receivable are considered delinquent if more than one scheduled minimum payment is missed. Delinquent proprietary accounts are generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Delinquent non-proprietary accounts are generally written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. The Company reserves for doubtful proprietary accounts based on a loss-to-collections rate and doubtful non-proprietary accounts based on a roll-reserve rate.

      Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

      Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently mark down merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded.

      Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are generally taken within each merchandise department twice annually and inventory records are adjusted accordingly.

      The Company receives cash or allowances from merchandise vendors as purchase price adjustments and in connection with cooperative advertising programs. Purchase price adjustments are generally credited to cost of sales and cooperative advertising allowances are generally credited against advertising expense in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

      Goodwill and intangible assets having indefinite lives, which prior to February 2, 2002 were amortized on a straight-line basis over the periods benefited, are no longer being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill and other intangible assets of a reporting unit are tested for impairment on an annual basis and more frequently if certain indicators are encountered. Intangible assets with determinable useful lives continue to be amortized over their estimated useful lives.

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

      The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is recognized in the financial statements over an employee’s term of service with the Company, and the benefits are reported in other liabilities.

      Sales of merchandise are recorded at the time of delivery and reported net of merchandise returns. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.

      Advertising and promotional costs, net of cooperative advertising allowances, amounted to $700 million for 2003, $713 million for 2002 and $750 million for 2001. Department store non-direct response advertising and promotional costs are either expensed as incurred or the first time the advertising occurs. Direct response advertising and promotional costs for Bloomingdale’s By Mail are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.

      Shipping and handling fees and costs do not represent a significant portion of the Company’s operations and both items have consistently been included in selling, general and administrative expenses. Shipping and handling fees amounted to $47 million, $43 million and $43 million for 2003, 2002 and 2001, respectively. Shipping and handling costs amounted to $42 million, $39 million and $41 million for 2003, 2002 and 2001, respectively.

      Financing costs are amortized using the effective interest method over the life of the related debt.

      Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

      The Company records derivative transactions according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements (see Note 16).

      The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations (see Note 14). No

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for options granted.

	2003	2002	2001

	(millions, except per share data)
Net income (loss), as reported	$693	$818	$(276)
Deduct total stock-based employee compensation cost determined in accordance with SFAS No. 123, net of related tax benefit	(46)	(42)	(47)

Pro forma net income (loss)	$647	$776	$(323)

Earnings (loss) per share:
Basic – as reported	$3.76	$4.15	$(1.41)

Basic – pro forma	$3.51	$3.93	$(1.65)

Diluted – as reported	$3.71	$4.12	$(1.38)

Diluted – pro forma	$3.48	$3.91	$(1.62)

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. The statement also amends SFAS No. 13, eliminating inconsistencies in certain sale – leaseback transactions. The Company adopted this statement on February 2, 2003 and as a result of the adoption of this statement, the Company reclassified $16 million ($10 million after tax), previously reported as an extraordinary item related to debt extinguishment, to interest expense for 2001.

      In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB51 (revised December 2003).” This interpretation addresses the consolidation by business enterprises of variable interest entities that contain certain characteristics and is effective January 31, 2004. The Company is adopting this interpretation in accordance with its transitional guidelines. To date, the adoption of this interpretation did not impact the Company’s consolidated financial position, results of operations or cash flows. Prospectively, the Company does not currently believe that the provisions of this interpretation will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which is effective January 31, 2004. The adoption of this statement is limited to the form and content of disclosures and did not impact the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this statement on August 3, 2003 did not impact the Company’s consolidated financial position, results of operations or cash flows.

      In January 2004, the FASB issued Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. The accumulated postretirement benefit obligation at December 31, 2003 and the net postretirement benefit expense for 2003 do not reflect the effects of the Act on the Company’s postretirement benefit plans. The FASB plans to issue authoritative guidance related to the accounting for the subsidies in 2004 and, when issued, could require the Company to change previously reported information. Due to the uncertainty related to the forthcoming authoritative guidance, the Company has not yet determined the impact of this position on the Company’s consolidated financial position, results of operations and cash flows.

2. Discontinued Operations

      On January 16, 2002, the Company’s board of directors approved a plan to dispose of the operations of Fingerhut, including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, which were acquired by the Company on March 18, 1999.

      During 2002, through various transactions, the Company completed the sale of the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, completed the sale of Fingerhut’s core catalog accounts receivable portfolio, with the buyer assuming $450 million of receivables-backed debt, and completed the sale of various other Fingerhut assets, including two distribution centers, the corporate headquarters, a data center, existing inventory, the Fingerhut name, customer lists and other miscellaneous property and equipment. As of February 1, 2003, substantially all Fingerhut assets had been disposed of and substantially all Fingerhut liabilities had been settled. Proceeds from the foregoing sale transactions and collections on customer accounts receivable prior to the sale, net of operating expenses, exceeded the amount estimated to be received through wind-down of the portfolio and liquidation of the assets. This favorable variance, together with the favorable variance in actual operating losses described below, resulted in an adjustment to the loss on disposal of discontinued operations for 2002 totaling $307 million of income before income taxes of $127 million, or $180 million of income after income taxes.

      The Company originally estimated operating losses during the Fingerhut phase-out period of $292 million, net of tax effect. Actual operating losses for 2002 were approximately $37 million, net of tax effect. This favorable variance resulted from the earlier than planned disposition of Fingerhut assets and is reflected in the $180 million adjustment to the loss on disposal of discontinued operations described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The disposal of the operations of Fingerhut, including the Arizona Mail Order, Figi’s and Popular Club Plan businesses conducted by Fingerhut’s subsidiaries, generated $924 million of cash during 2002, after the payment of approximately $529 million of related debt.

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

      A loss on disposal of the Fingerhut operations was recorded in the fourth quarter of 2001. This loss included significant estimated losses associated with the wind-down of the operations of Fingerhut, the wind-down of the Fingerhut core catalog accounts receivable portfolio, the sale of inventory and property and equipment, the sale of subsidiary catalog businesses and severance and retention costs.

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

      For 2001, discontinued operations included Fingerhut sales which totaled $1,244 million. The loss from discontinued operations for 2001 was $22 million, net of an income tax benefit of $8 million, or $.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

per diluted share on an after-tax basis. In 2001, the Company also recorded a $770 million loss related to the disposal of Fingerhut, including $292 million of estimated operating losses expected during the wind-down period. The $770 million loss on disposal, which is net of an income tax benefit of $435 million, totaled $3.85 per diluted share.

      Estimated interest expense has been allocated to discontinued operations based upon the debt balances attributable to those operations. Interest expense allocated to discontinued operations was $82 million for 2001. Additionally, interest expense of $77 million was included in the estimated operating losses from the measurement date to the disposal date, which was included in the loss on disposal of discontinued operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Asset impairment charges in 2001 consist of:

(millions)

Catalog and e-commerce reorganization	$40
Stern’s store closures	8
Equity investments	4

$52

      During 2001, asset impairment charges included fixed asset and capitalized software write-downs related to the catalog and e-commerce reorganization and losses on Stern’s stores which the Company expected to close and sell. Also during 2001, the Company recorded a write-down of an investment as a result of the Company’s determination, based on uncertain financing alternatives and a comparison to market values of similar publicly traded businesses, that this equity investment was impaired on an other than temporary basis.

      Restructuring charges in 2001 consist of:

(millions)

Stern’s store conversions	$38
Stern’s severance	18
Stern’s lease obligations	14
Stern’s store closures	13
Stern’s duplicate central costs	9
Liberty House store conversions	10
Liberty House duplicate central costs	4
Catalog and e-commerce reorganization	4

$110

      During 2001, restructuring charges included costs associated with converting the Stern’s stores into Macy’s (including store remodeling costs, advertising, credit card issuance and promotion and other name change expenses), severance costs related to the Stern’s closure, costs to close and sell certain Stern’s stores (including lease obligations and other store closing expenses), Stern’s duplicate central office costs, costs associated with converting the Liberty House stores into Macy’s (including advertising, credit card issuance and promotion and other name change expenses), Liberty House duplicate central office costs and other exit costs associated with the catalog and e-commerce reorganization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following tables show the activity associated with the Stern’s restructuring accruals:

	February 1,	Restructuring		January 31,
	2003	Charges	Payments	2004

	(millions)
Long-term lease obligations	$14	$–	$(3)	$11

      The Company still expects to pay out the $11 million reserve related to liabilities associated with the disposition of Stern’s properties.

	February 2,	Restructuring		February 1,
	2002	Charges	Payments	2003

	(millions)
Long-term lease obligations	$18	$–	$(4)	$14
Severance	$2	$–	$(2)	$–

      The Company expected to pay out the $14 million reserve related to liabilities associated with the disposition of Stern’s properties.

5. Accounts Receivable

	January 31,	February 1,
	2004	2003

	(millions)
Due from proprietary credit card holders	$2,248	$2,232
Less allowance for doubtful accounts	81	85

	2,167	2,147
Due from non-proprietary credit card holders	869	667
Less allowance for doubtful accounts	35	20

	834	647
Other receivables	212	151

	$3,213	$2,945

      Sales through the Company’s proprietary credit plans were $4,225 million for 2003, $4,128 million for 2002 and $4,154 million for 2001. Finance charge income related to proprietary credit card holders amounted to $351 million for 2003, $353 million for 2002 and $361 million for 2001. Finance charge income related to non-proprietary credit card holders amounted to $67 million for 2003. Subsequent to July 5, 2002, finance charge income related to non-proprietary credit card holders amounted to $33 million for 2002. Prior to July 5, 2002 under the financing arrangement related to the Company’s non-proprietary credit card receivables, all transfers of the Company’s non-proprietary credit card receivables to a trust qualified for sale treatment and therefore were accounted for as off-balance sheet financing transactions (see Note 9).

      The credit plans relating to certain operations of the Company are owned by a third party. However, the Company participates with the third party in the net operating results of such plans. As of January 31, 2004, the net balance of receivables owned by the third party amounted to $1,155 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Changes in the allowance for doubtful accounts related to proprietary credit card holders are as follows:

	2003	2002	2001

	(millions)
Balance, beginning of year	$85	$79	$71
Charged to costs and expenses	137	143	128
Net uncollectible balances written off	(141)	(137)	(120)

Balance, end of year	$81	$85	$79

      Changes in the allowance for doubtful accounts related to non-proprietary credit card holders are as follows:

	2003	2002

	(millions)
Balance, beginning of year	$20	$–
Balance, at consolidation	–	20
Charged to costs and expenses	45	17
Net uncollectible balances written-off	(30)	(17)

Balance, end of year	$35	$20

6. Inventories

      Merchandise inventories were $3,215 million at January 31, 2004, compared to $3,359 million at February 1, 2003. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for 2003, 2002 or 2001.

7. Properties and Leases

	January 31,	February 1,
	2004	2003

	(millions)
Land	$966	$956
Buildings on owned land	2,403	2,366
Buildings on leased land and leasehold improvements	1,708	1,694
Fixtures and equipment	4,483	4,419
Leased properties under capitalized leases	82	84

	9,642	9,519
Less accumulated depreciation and amortization	3,468	3,140

	$6,174	$6,379

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

      Minimum rental commitments (excluding executory costs) at January 31, 2004, for noncancellable leases are:

	Capitalized	Operating
	Leases	Leases	Total

	(millions)
Fiscal year:
2004	$11	$164	$175
2005	9	157	166
2006	8	159	167
2007	8	155	163
2008	7	145	152
After 2008	62	1,868	1,930

Total minimum lease payments	105	$2,648	$2,753

Less amount representing interest	51

Present value of net minimum capitalized lease payments	$54

      Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($6 million) and long-term ($48 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $1 million on capitalized leases and $44 million on operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Rental expense consists of:

	2003	2002	2001

	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$1	$2	$2
Operating leases –
Minimum rentals	173	168	160
Contingent rentals	19	20	22

	193	190	184

Less income from subleases –
Capitalized leases	1	1	2
Operating leases	20	20	20

	21	21	22

	$172	$169	$162

Personal property – Operating leases	$14	$17	$22

8. Goodwill and Other Intangible Assets

      Effective February 3, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon adoption, the Company ceased amortizing goodwill and indefinite lived intangible assets and determined that an impairment loss was not present. Impairment is examined on an annual basis and more frequently if certain indicators are encountered. Intangible assets with determinable useful lives will continue to be amortized over their estimated useful lives.

      The following summarizes the Company’s goodwill and other intangible assets and amortization expense:

	January 31,	February 1,
	2004	2003

	(millions)
Amortizing intangible assets

Customer lists	$2	$2
Less accumulated amortization	–	–

	$2	$2

Non-amortizing intangible assets

Goodwill	$262	$262
Tradenames	376	376

	$638	$638

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	2003	2002	2001

	(millions)
Amortization expense

Continuing operations	$–	$–	$28
Discontinued operations	–	–	22

	$–	$–	$50

      The customer lists are being amortized over their estimated useful life of 7 years.

      The following is an illustration of the impact on income from continuing operations and net income, including discontinued operations, as if SFAS No. 142 was effective beginning February 4, 2001:

	2003	2002	2001

	(millions, except per share data)
Income from continuing operations

Reported income from continuing operations	$693	$638	$508
Intangible asset and goodwill amortization	–	–	24

Adjusted income from continuing operations	$693	$638	$532

Basic earnings per share:
Reported income from continuing operations	$3.76	$3.23	$2.60
Intangible asset and goodwill amortization	–	–	.12

Adjusted income from continuing operations	$3.76	$3.23	$2.72

Diluted earnings per share:
Reported income from continuing operations	$3.71	$3.21	$2.54
Intangible asset and goodwill amortization	–	–	.12

Adjusted income from continuing operations	$3.71	$3.21	$2.66

Net income (loss)

Reported net income (loss)	$693	$818	$(276)
Intangible asset and goodwill amortization	–	–	37

Adjusted net income (loss)	$693	$818	$(239)

Basic earnings (loss) per share:
Reported net income (loss)	$3.76	$4.15	$(1.41)
Intangible asset and goodwill amortization	–	–	.19

Adjusted net income (loss)	$3.76	$4.15	$(1.22)

Diluted earnings (loss) per share:
Reported net income (loss)	$3.71	$4.12	$(1.38)
Intangible asset and goodwill amortization	–	–	.19

Adjusted net income (loss)	$3.71	$4.12	$(1.19)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9. Financing

      The Company’s debt is as follows:

	January 31,	February 1,
	2004	2003

	(millions)
Short-term debt:
Receivables backed financings	$651	$486
6.79% Senior debentures due 2027	250	–
8.5% Senior Notes due 2003	–	450
Capital lease and other short-term obligations	7	10

	$908	$946

Long-term debt:
Receivables backed financings	$400	$400
6.625% Senior notes due 2008	500	500
6.625% Senior notes due 2011	500	500
6.9% Senior debentures due 2029.	400	400
6.3% Senior notes due 2009	350	350
8.5% Senior notes due 2010	350	350
7.45% Senior debentures due 2017	300	300
7.0% Senior debentures due 2028	300	300
6.79% Senior debentures due 2027	–	250
Capital lease and other long-term obligations	51	58

	$3,151	$3,408

      Interest expense is as follows:

	2003	2002	2001

	(millions)
Interest on debt	$257	$301	$337
Amortization of financing costs	3	5	7
Interest on capitalized leases	6	6	6

	266	312	350
Less interest capitalized on construction	–	1	3

	$266	$311	$347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)

Fiscal year:
2005	$402
2006	1
2007	–
2008	500
2009	350
After 2009	1,850

      During 2003, the Company repaid $457 million of borrowings, consisting primarily of $450 million of 8.5% senior notes.

      The following summarizes certain components of the Company’s debt:

Receivables Backed Financings

      The Company finances its proprietary credit card receivables, which arise solely from sales originated in the conduct of the Company’s retail operations, using on-balance sheet financing arrangements, including term receivables-backed certificates issued by a consolidated subsidiary of the Company together with receivables-backed commercial paper issued by another consolidated subsidiary of the Company.

      At January 31, 2004, these arrangements included a $375 million asset-backed commercial paper program. Under the $375 million commercial paper program, a consolidated special purpose subsidiary of the Company issues commercial paper backed by a Class A Variable Funding Certificate issued out of the Prime Credit Card Master Trust (the “Trust”) which holds the proprietary receivables. If the subsidiary is unable to issue commercial paper to fund maturities of outstanding commercial paper, it has the ability to borrow under a liquidity facility with a number of banks in order to repay the commercial paper. The commercial paper investors have no recourse back to the Company. As of January 31, 2004, and February 1, 2003, there were no such commercial paper or liquidity borrowings outstanding.

      At January 31, 2004, these arrangements also included $400 million of receivables backed certificates representing undivided interests in the Trust. Investors in this debt have no recourse back to the Company. This debt is classified as long-term debt, bears interest at 6.7% and matures in November 2005.

      The Company finances its non-proprietary credit card receivables, which arise from transactions originated by merchants that accept third-party credit cards issued by the Company’s FDS Bank subsidiary, using on-balance sheet financing arrangements. Under these arrangements, a consolidated special purpose subsidiary of the Company sells Class A and Class B Variable Funding Certificates issued out of the Prime Credit Card Master Trust II (“Trust II”), which holds the non-proprietary receivables, to three unrelated bank commercial paper conduit programs. The commercial paper conduit programs have agreed to purchase certificates of up to $700 million in the aggregate. As of January 31, 2004, classified as short-term debt were $651 million of receivables-backed borrowings outstanding under these arrangements with an average interest rate of 1.1%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The entire proprietary and non-proprietary accounts receivable portfolios are used to secure the applicable receivables-backed financing programs.

      Prior to July 2002, the financing of the Company’s non-proprietary credit card receivables was through an off-balance sheet sale arrangement. Under this arrangement, FDS Bank, a subsidiary of the Company, sold its non-proprietary credit card receivables to another wholly-owned special purpose subsidiary of the Company which in turn transferred the purchased receivables to Trust II, a bankruptcy-remote, qualified special purpose entity. A special purpose subsidiary of the Company had sold certain interests in Trust II to unrelated bank commercial paper conduit programs. Proceeds from these sales plus excess cash flow from Trust II were used to buy the receivables from FDS Bank. The two commercial paper conduit programs had agreed to buy interests of up to $600 million in the aggregate. These interests were variable and fluctuated with the level of receivables. Trust II had issued three classes of certificates: Class A, Class B and Class C certificates. The bank conduit programs held the Class A and Class B certificates and the Company’s special purpose subsidiary retained the Class C certificates, which were subordinated interests that served as a credit enhancement to the Class A and Class B certificates and exposed the Company’s retained trust assets to possible credit losses. The Company’s special purpose subsidiary also held a required 2% seller’s interest and the residual interest in the trust. The investors and the trust had no recourse against the Company beyond the trust assets. In order to maintain the committed level of securitized assets, the Company’s special purpose subsidiary reinvested cash collections on securitized accounts in additional balances. During the period that the non-proprietary credit card receivables were financed off-balance sheet in 2002, proceeds from collections which were reinvested amounted to $1,336 million. During 2001, proceeds from collections which were reinvested amounted to $3,057 million.

      Prior to July 2002, the issuance of the certificates to outside investors was considered to be a sale, which resulted in an immaterial gain to the Company. The Company also retained servicing responsibilities for which it received annual servicing fees, approximating 2% of the outstanding balances. During the period that the non-proprietary credit card receivables were financed off-balance sheet in 2002, $5 million of servicing fees were received. During 2001, $12 million of servicing fees were received.

      Prior to July 2002, the Company’s special purpose subsidiary intended to hold its Class C certificates and contractually required seller’s interest to maturity. The residual interest was considered available-for-sale. Due to the revolving nature of the underlying credit card receivables, the high principal payment rate and the reserve for anticipated credit losses, the carrying value of the retained interest in transferred credit card receivables approximated fair value and was included in other assets. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2002 included the estimated payment rate, anticipated credit losses and the discount rate applied to the residual cash flows. During the period that the non-proprietary credit card receivables were financed off-balance sheet in 2002, the weighted average estimated payment rate was 44.2%, the anticipated credit losses averaged 5.3% and the discount rate used on the residual cash flows was 10.2%. For 2001, the weighted average estimated payment rate was 42.1%, the anticipated credit losses averaged 5.2% and the discount rate used on the residual cash flows was 10.5%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Bank Credit Agreements

      The Company and certain financial institutions are parties to (i) the Five-Year Credit Agreement, pursuant to which such financial institutions have provided the Company with a $1,200 million revolving loan facility which expires June 29, 2006 (the “Five-Year Facility”) and (ii) the 364-Day Credit Agreement, pursuant to which such financial institutions have provided the Company with a $200 million revolving loan facility which expires June 25, 2004 (the “364-Day Facility” and, together with the Five-Year Facility, the “Revolving Loan Facilities”). The Company’s obligations under the Revolving Loan Facilities are not secured or guaranteed.

      As of January 31, 2004 and February 1, 2003, there were no revolving credit loans outstanding under the Revolving Loan Facilities. However, there were $52 million and $31 million of standby letters of credit outstanding under the Revolving Loan Facilities at January 31, 2004 and February 1, 2003, respectively. Revolving loans under the Revolving Loan Facilities bear interest based on various published rates.

Commercial Paper

      The Company established a $1,400 million program for the issuance from time to time of unsecured commercial paper. The issuance of commercial paper under the program will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Revolving Loan Facilities by an amount equal to the principal amount of such commercial paper. There were no borrowings under the commercial paper program in 2003 and as of January 31, 2004 and February 1, 2003, there was no such commercial paper outstanding.

Senior Notes and Debentures

      The senior notes and the senior debentures are unsecured obligations of the Company. The holders of the senior debentures due 2027 may elect to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued and unpaid interest to the date of repayment.

Other Financing Arrangements

      There were also $14 million and $22 million of trade letters of credit outstanding at January 31, 2004 and February 1, 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

10. Accounts Payable and Accrued Liabilities

	January 31,	February 1,
	2004	2003

	(millions)
Merchandise and expense accounts payable	$1,590	$1,568
Liabilities to customers	412	394
Taxes other than income taxes	114	110
Accrued wages and vacation	128	92
Accrued interest	61	66
Other	308	354

	$2,613	$2,584

      Liabilities to customers include an estimated allowance for future sales returns of $41 million and $42 million at January 31, 2004 and February 1, 2003, respectively. Adjustments to the allowance for future sales returns, which amounted to a credit of $1 million for 2003 and 2002 and a charge of $1 million for 2001, are reflected in cost of sales. At February 1, 2003, there was $6 million of severance related to the Rich’s-Macy’s consolidation, all of which was paid during 2003 as part of an ongoing benefit arrangement.

11. Taxes

      Income tax expense is as follows:

	2003			2002			2001

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(millions)
Federal	$278	$89	$367	$386	$(50)	$336	$258	$(51)	$207
State and local	53	(29)	24	86	(12)	74	59	(10)	49

	$331	$60	$391	$472	$(62)	$410	$317	$(61)	$256

      The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2003, 2002 and 2001 to income from continuing operations before income taxes. The reasons for this difference and their tax effects are as follows:

	2003	2002	2001

	(millions)
Expected tax	$379	$367	$267
State and local income taxes, net of federal income tax benefit	49	48	37
Permanent difference arising from the amortization of intangible assets	–	–	6
Disposition of a subsidiary	–	–	(44)
Impact of reduced effective income tax rate on deferred taxes	(38)	–	–
Other	1	(5)	(10)

	$391	$410	$256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      For 2003, income tax expense was reduced by $38 million due to a change in estimate of the effective tax rate at which existing deferred tax assets and liabilities will ultimately be settled.

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

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 31,	February 1,
	2004	2003

	(millions)
Deferred tax assets:
Federal operating loss carryforwards	$137	$142
Post employment and postretirement benefits	203	243
Accrued liabilities accounted for on a cash basis for tax purposes	176	192
Capitalized lease debt	22	24
Accounts receivable	15	12
Other	66	105

Total gross deferred tax assets	619	718

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(1,254)	(1,310)
Merchandise inventories	(192)	(197)
Deductible intangibles	(121)	(125)
Other	(50)	(74)

Total gross deferred tax liabilities	(1,617)	(1,706)

Net deferred tax liability	$(998)	$(988)

      As of January 31, 2004, the Company had federal net operating loss carryforwards of approximately $392 million which are available through 2009.

12. Retirement Plans

      The Company has a defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a defined benefit supplementary retirement plan which includes benefits, for certain employees, in excess of qualified plan limitations. For 2003, 2002 and 2001, net retirement expense for these plans totaled $52 million, $32 million and $22 million, respectively.

      Measurement of plan assets and obligations for the Pension Plan and the defined benefit supplementary retirement plan are calculated as of December 31 of each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pension Plan

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plan as of December 31, 2003 and 2002:

	2003	2002

	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,483	$1,397
Service cost	41	37
Interest cost	99	98
Actuarial loss	102	67
Benefits paid	(117)	(116)

Projected benefit obligation, end of year	$1,608	$1,483
Changes in plan assets (primarily stocks, bonds and U.S. government securities)
Fair value of plan assets, beginning of year	$1,276	$1,480
Actual return on plan assets	274	(138)
Company contributions	50	50
Benefits paid	(117)	(116)

Fair value of plan assets, end of year	$1,483	$1,276

Funded status	$(125)	$(207)
Unrecognized net loss	488	513
Unrecognized prior service cost	1	2

Prepaid pension expense	$364	$308

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost (minimum liability)	$(17)	$(106)
Intangible asset	1	2
Accumulated other comprehensive loss	380	412

Net amount recognized	$364	$308

      The accumulated benefit obligation for the Pension Plan was $1,500 million and $1,382 million as of December 31, 2003 and December 31, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Net pension income for the Company’s Pension Plan included the following actuarially determined components:

	2003	2002	2001

	(millions)
Service cost	$41	$37	$35
Interest cost	99	98	97
Expected return on assets	(146)	(159)	(156)

	$(6)	$(24)	$(24)

Increase (decrease) in minimum liability included in other comprehensive income	$(32)	$412	$–

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plan.

      The following weighted average assumptions were used to determine benefit obligations for the Pension Plan at December 31, 2003 and 2002:

	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increases	5.80%	5.80%

      The following weighted average assumptions were used to determine net pension income for the Company’s Pension Plan:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Expected long-term return on plan assets	9.00%	9.75%	9.75%
Rate of compensation increases	5.80%	5.80%	5.80%

      The Plan assumptions are evaluated annually and updated as necessary. The Company determines the appropriate discount rate based on the current yield earned on an index of investment-grade long-term bonds. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      The following provides the weighted average asset allocations, by asset category, of the Company’s Pension Plan assets as of December 31, 2003 and 2002 and the policy targets:

	Targets	2003	2002

Equity securities	60%	61%	59%
Debt securities	25	27	28
Real estate	10	9	10
Other	5	3	3

	100%	100%	100%

      The assets of the Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to the Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return of Plan assets for a prudent level of risk. Risks are mitigated through the asset diversification and the use of multiple investment managers.

      The Company made $50 million voluntary funding contributions to the Pension Plan in both 2003 and 2002. The Company currently anticipates that it will not be required to make any additional contributions to the Pension Plan until 2006. The Company has not yet determined whether a voluntary contribution will be made to the Pension Plan prior to this date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Supplementary Retirement Plan

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of December 31, 2003 and 2002:

	2003	2002

	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$216	$180
Service cost	7	6
Interest cost	15	13
Plan amendments	4	–
Actuarial loss	35	33
Benefits paid	(16)	(16)

Projected benefit obligation, end of year	261	$216
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	16	16
Benefits paid	(16)	(16)

Fair value of plan assets, end of year	$–	$–

Funded status	$(261)	$(216)
Unrecognized net loss	115	90
Unrecognized prior service cost	4	1

Accrued benefit cost	$(142)	$(125)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost (minimum liability)	$(206)	$(169)
Intangible asset	4	1
Accumulated other comprehensive loss	60	43

Net amount recognized	$(142)	$(125)

      The accumulated benefit obligation for the supplementary retirement plan was $206 million and $169 million as of December 31, 2003 and December 31, 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Net pension costs for the supplementary retirement plan included the following actuarially determined components:

	2003	2002	2001

	(millions)
Service cost	$7	$6	$5
Interest cost	15	13	12
Amortization of prior service cost	1	1	2
Recognition of net actuarial loss	10	8	6

	$33	$28	$25

Increase in minimum liability included in other comprehensive income	$17	$23	$16

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

      The following weighted average assumptions were used to determine benefit obligations for the supplementary retirement plan at December 31, 2003 and 2002:

	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increases	7.70%	7.70%

      The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%
Rate of compensation increases	7.70%	7.70%	7.70%

      The Company currently anticipates contributing approximately $25 million in 2004 to the supplementary retirement plan in order to fund the estimated benefit payments.

Savings Plan

      The Savings Plan includes a voluntary savings feature for eligible employees. The Company’s contribution is based on the Company’s annual earnings and the minimum contribution is 33 1/3% of an employee’s eligible savings. Expense for the Savings Plan amounted to $25 million 2003, $28 million for 2002 and $21 million for 2001.

Deferred Compensation Plan

      The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At January 31, 2004 and February 1, 2003, the liability under the plan,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

which is reflected in other liabilities, was $38 million and $37 million, respectively. Expense for 2003, 2002 and 2001 was immaterial.

13. Postretirement Health Care and Life Insurance Benefits

      In addition to pension and other supplemental benefits, certain retired employees currently are provided with specified health care and life insurance benefits. Eligibility requirements for such benefits vary by division and subsidiary, but generally state that benefits are available to eligible employees who were hired prior to a certain date and retire after a certain age with specified years of service. Certain employees are subject to having such benefits modified or terminated.

      Measurement of obligations for the postretirement obligations are calculated as of December 31 of each year.

      The following provides a reconciliation of benefit obligations, plan assets and funded status of the postretirement obligations as of December 31, 2003 and 2002:

	2003	2002

	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$276	$280
Service cost	1	1
Interest cost	18	19
Actuarial loss	18	6
Benefits paid	(30)	(30)

Accumulated postretirement benefit obligation, end of year	$283	$276
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	30	30
Benefits paid	(30)	(30)

Fair value of plan assets, end of year	$–	$–

Funded status	$(283)	$(276)
Unrecognized net (gain) loss	3	(17)
Unrecognized prior service cost	(14)	(21)

Accrued benefit cost	$(294)	$(314)

      Net postretirement benefit costs included the following actuarially determined components:

	2003	2002	2001

	(millions)
Service cost	$1	$1	$1
Interest cost	18	19	19
Amortization of prior service cost	(7)	(7)	(7)
Recognition of net actuarial gain	(2)	(6)	(9)

	$10	$7	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      As permitted under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

      The following weighted average assumption was used to determine benefit obligations for the postretirement obligations at December 31, 2003 and 2002:

	2003	2002

Discount rate	6.25%	6.75%

      The following weighted average assumption was used to determine net postretirement benefit expense for the postretirement obligations:

	2003	2002	2001

Discount rate	6.75%	7.25%	7.50%

      The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs.

      The following provides the assumed health care cost trend rates related to the Company’s postretirement obligations at December 31, 2003 and 2002:

	2003	2002

Health care cost trend rates assumed for next year	6.0%-7.0%	6.0%-9.0%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2005	2005

      The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage	1 – Percentage
	Point Increase	Point Decrease

	(millions)
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$9	$(9)

      The Company currently anticipates contributing approximately $30 million in 2004 to the postretirement health care and life insurance benefits plan in order to fund the estimated benefit payments.

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans. The accumulated postretirement benefit obligation at December 31, 2003 and the net postretirement benefit expense for 2003 do not reflect the effects of the Act on the Company’s postretirement benefit plans. The FASB plans to issue authoritative guidance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

related to the accounting for the subsidies in 2004 which, when issued, could require the Company to change previously reported information.

14. Equity Plan

      The Company has adopted an equity plan intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries. The equity plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee is authorized to grant options, stock appreciation rights and restricted stock to officers and key employees of the Company and its subsidiaries. The equity plan also provides for the award of options to non-employee directors. Option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten year terms and typically vest ratably over four years of continued employment.

      Stock option transactions are as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(shares in thousands)
Outstanding, beginning of year	27,695.1	$38.40	25,612.6	$37.49	24,082.8	$36.08
Granted	3,474.4	28.43	4,403.5	42.66	3,995.0	42.91
Canceled	(1,182.5)	39.39	(1,498.3)	40.19	(958.1)	38.65
Exercised	(5,243.9)	30.71	(822.7)	29.71	(1,507.1)	28.57

Outstanding, end of year	24,743.1	$38.58	27,695.1	$38.40	25,612.6	$37.49

Exercisable, end of year	13,499.1	$40.79	14,840.3	$38.36	11,759.7	$36.58

Weighted average fair value of options granted during the year		$10.82		$20.73		$19.62

      The following summarizes information about stock options which remain outstanding as of January 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

	(thousands)			(thousands)
$19.25–25.00	276.3	1.0 year	$21.52	276.3	$21.52
25.01–40.00	12,426.3	6.2 years	31.58	6,680.9	33.49
40.01–79.44	12,040.5	6.4 years	46.20	6,541.9	49.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      As of January 31, 2004, 3.1 million shares of Common Stock were available for additional grants pursuant to the Company’s equity plan, of which 55,300 shares were available for grant in the form of restricted stock. During 2003, 50,000 shares of Common Stock were granted in the form of restricted stock at a market value of $25.58 fully vesting after four years. No shares of Common Stock were granted in the form of restricted stock during 2002. During 2001, 234,278 shares of Common Stock were granted in the form of restricted stock, with 221,278 shares at a market value of $43.00 fully vesting after four years and 13,000 shares at a market value of $38.60 fully vesting after three years. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plan.

      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	2003	2002	2001

Dividend yield	1.7%	–	–
Expected volatility	41.8%	41.5%	39.1%
Risk-free interest rate	3.3%	5.2%	4.6%
Expected life	6 years	6 years	6 years

15. Shareholders’ Equity

      The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share, with 217.4 million shares of Common Stock issued and 178.5 million shares of Common Stock outstanding at January 31, 2004 and 265.3 million shares of Common Stock issued and 190.2 million shares of Common Stock outstanding at February 1, 2003 (with shares held in the Company’s treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

      During 2003, the Company retired approximately 48 million shares of its common stock, including shares issued to wholly owned subsidiaries of the Company in connection with an acquisition.

      On April 16, 2003, the Company’s board of directors approved a $500 million increase to the Company’s existing stock repurchase program. Under its stock repurchase program, the Company purchased 16.5 million shares of its Common Stock at a cost of approximately $645 million in 2003, 11.4 million shares of its Common Stock at an approximate cost of $390 million in 2002 and 7.4 million shares of its Common Stock at an approximate cost of $300 million in 2001. On February 27, 2004, the Company’s board of directors approved a $750 million increase to the Company’s existing stock repurchase program. This new authorization is additive to the existing repurchase program, which as of January 31, 2004 had approximately $70 million of authorization remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

      On April 16, 2003, the Company’s board of directors instituted a $.50 per share annual dividend and declared an initial quarterly dividend of 12.5 cents per share on the Company’s Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      During 2001, the Company issued 9.0 million shares of its Common Stock upon the exercise of the Company’s Series D warrants.

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

Treasury Stock

      Treasury stock contains shares repurchased under the stock repurchase program, shares issued to wholly owned subsidiaries of the Company in connection with an acquisition (prior to retirement), shares maintained in a trust related to the deferred compensation plans and shares repurchased to cover employee tax liabilities related to other stock plan activity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

      Changes in the number of shares held in the treasury are as follows:

	2003	2002	2001

	(thousands)
Balance, beginning of year	45,049.4	34,170.8	26,735.3
Additions:
Repurchase program	16,477.4	11,431.1	7,408.0
Restricted stock	30.4	32.4	32.7
Deferred compensation plans	8.5	3.3	13.9
Distributions through stock plans	(5,227.2)	(588.2)	(19.1)
Retirement of common stock	(18,032.7)	–	–

Balance, end of year	38,305.8	45,049.4	34,170.8

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

      Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding. Changes in the number of shares held in the trust are as follows:

	2003	2002	2001

	(thousands)
Balance, beginning of year	581.6	560.0	554.1
Additions	45.9	36.6	45.1
Distributions	(28.6)	(15.0)	(39.2)

Balance, end of year	598.9	581.6	560.0

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

     Interest rate cap agreements

      The fair values of the interest rate cap agreements were estimated based on current settlement prices of comparable contracts obtained from dealer quotes.

      The estimated fair values of certain financial instruments of the Company are as follows:

	January 31, 2004			February 1, 2003

	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

	(millions)
Notes receivable	$25	$25	$25	$30	$30	$30
Long-term debt	3,103	3,103	3,467	3,354	3,354	3,634
Interest rate cap agreements	–	–	–	375	–	–

      The interest rate cap agreements were used, in effect, to hedge interest rate risk related to a portion of the variable rate indebtedness under the Company’s Receivables Backed Financings.

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

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments. Credit risk with respect to accounts receivable is concentrated in the geographic regions in which the Company operates stores. Such concentrations, however, are considered to be limited because of the Company’s large number of customers and their dispersion across many regions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

17. Earnings Per Share

      The reconciliation of basic earnings per share to diluted earnings per share based on income from continuing operations is as follows:

	2003			2002			2001

	Income		Shares	Income		Shares	Income		Shares

	(millions, except per share data)
Income from continuing operations and average number of shares outstanding	$693		183.8	$638		196.6	$508		195.1
Shares to be issued under deferred compensation plans			.6			.7			.6

	$693		184.4	$638		197.3	$508		195.7
Basic earnings per share		$3.76			$3.23			$2.60

Effect of dilutive securities:
Warrants									1.8
Stock options			2.2			1.4			2.1

	$693		186.6	$638		198.7	$508		199.6
Diluted earnings per share		$3.71			$3.21			$2.54

      In addition to the warrants and stock options reflected in the foregoing table, stock options to purchase 3.7 million shares of common stock at prices ranging from $47.75 to $79.44 per share were outstanding at January 31, 2004, stock options to purchase 23.0 million shares of common stock at prices ranging from $32.44 to $79.44 per share were outstanding at February 1, 2003 and stock options to purchase 10.0 million shares of common stock at prices ranging from $38.60 to $79.44 per share were outstanding at February 2, 2002 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

18. Quarterly Results (unaudited)

      Unaudited quarterly results for last two years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(millions, except per share data)
2003:
Net sales	$3,291	$3,434	$3,486	$5,053
Cost of sales	2,002	2,025	2,091	2,981
Gross margin	1,289	1,409	1,395	2,072
Selling, general and administrative expenses	1,143	1,145	1,222	1,314
Net income	46	120	67	460
Basic earnings per share	.24	.65	.37	2.55
Diluted earnings per share	.24	.64	.36	2.50

2002:
Net sales	$3,453	$3,486	$3,479	$5,017
Cost of sales	2,078	2,051	2,112	3,014
Gross margin	1,375	1,435	1,367	2,003
Selling, general and administrative expenses	1,154	1,135	1,179	1,369
Income from continuing operations	89	133	75	341
Discontinued operations (a)	–	149	31	–
Net income	89	282	106	341
Basic earnings per share:
Income from continuing operations	.44	.66	.38	1.78
Net income	.44	1.40	.54	1.78
Diluted earnings per share:
Income from continuing operations	.43	.66	.38	1.78
Net income	.43	1.39	.54	1.78

(a)	Discontinued operations represents after-tax adjustments to the estimated loss on disposal of Fingerhut Companies, Inc., which was recorded in 2001.