Form 10-Q
period 2004-05-01
FEDERATED DEPARTMENT STORES INC /DE/
filed 2004-06-09
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 1, 2004.

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
Yes     X     No ______

179,806,099 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of May 29, 2004.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended May 1, 2004	13 Weeks Ended May 3, 2003

Net sales	$3,517	$3,291

Cost of sales	2,105	2,002

Gross margin	1,412	1,289

Selling, general and administrative expenses	1,196	1,143

Operating income	216	146

Interest expense	(63)	(73)

Interest income	3	3

Income before income taxes	156	76

Federal, state and local income tax expense	(60)	(30)

Net income	$ 96	$ 46

Basic earnings per share	$ .53	$ .24

Diluted earnings per share	$ .52	$ .24

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	May 1, 2004	January 31, 2004	May 3, 2003
ASSETS:
Current Assets:
Cash	$ 913	$ 925	$ 744
Accounts receivable	3,100	3,213	2,876
Merchandise inventories	3,498	3,215	3,502
Supplies and prepaid expenses	121	99	128
Deferred income tax assets	-	-	11
Total Current Assets	7,632	7,452	7,261

Property and Equipment - net	6,081	6,174	6,249
Goodwill	262	262	262
Other Intangible Assets - net	378	378	378
Other Assets	270	284	266

Total Assets	$14,623	$14,550	$14,416

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 916	$ 908	$ 939
Accounts payable and accrued liabilities	2,754	2,613	2,657
Income taxes	152	362	92
Total Current Liabilities	3,822	3,883	3,688

Long-Term Debt	3,149	3,151	3,406
Deferred Income Taxes	1,025	998	1,005
Other Liabilities	581	578	649
	6,046	5,940	5,668

Total Liabilities and Shareholders' Equity	$14,623	$14,550	$14,416

 The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	13 Weeks Ended May 1, 2004	13 Weeks Ended May 3, 2003
Cash flows from operating activities:
Net income	$ 96	$ 46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176	179
Amortization of financing costs	1	-
Amortization of unearned restricted stock	1	1
Changes in assets and liabilities:
Decrease in accounts receivable	113	73
Increase in merchandise inventories	(282)	(143)
Increase in supplies and prepaid expenses	(22)	(4)
Increase in other assets not separately identified	-	(1)
Increase in accounts payable and accrued liabilities not separately identified	128	49
Increase (decrease) in current income taxes	(209)	21
Increase in deferred income taxes	29	6
Increase (decrease) in other liabilities not separately identified	3	(23)
Net cash provided by operating activities	34	204

Cash flows from investing activities:
Purchase of property and equipment	(72)	(41)
Capitalized software	(17)	(13)
Collection of note receivable	17	-
Disposition of property and equipment	1	2
Net cash used by investing activities	(71)	(52)

Cash flows from financing activities:
Debt issued	9	-
Debt repaid	(2)	(7)
Dividends paid	(22)	-
Increase in outstanding checks	9	1
Acquisition of treasury stock	(90)	(120)
Issuance of common stock	121	2
Net cash provided (used) by financing activities	25	(124)

                                                                                                                                                                     (Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	13 Weeks Ended May 1, 2004	13 Weeks Ended May 3, 2003

Net increase (decrease) in cash	(12)	28
Cash at beginning of period	925	716

Cash at end of period	$913	$744

Supplemental cash flow information:
Interest paid	$ 79	$ 79
Interest received	4	3
Income taxes paid (net of refunds received)	240	6

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

  Summary of Significant Accounting Policies

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (the "2003 10-K"). The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2003 10-K.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 1, 2004 and May 3, 2003 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 weeks ended May 1, 2004 and May 3, 2003, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

In December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (revised December 2003)." This interpretation addresses the consolidation by business enterprises of variable interest entities that contain certain characteristics and was fully effective May 1, 2004. The adoption of this interpretation did not impact the Company's consolidated financial position, results of operations or cash flows.

In May 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. The accumulated postretirement benefit obligation at May 1, 2004 and the net postretirement benefit expense for the first quarter of 2004 do not reflect the effects of the Act on the Company's postretirement benefit plans. The Company has not yet determined the impact of this position on the Company's consolidated financial position, results of operations and cash flows.

The Company accounts for its stock-based employee compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for stock options granted. The Company estimates the fair value of each employee stock option grant on the date of grant using the Black-Scholes option-pricing model.
	13 Weeks Ended May 1, 2004	13 Weeks Ended May 3, 2003
(millions, except per share data)
Net income, as reported	$ 96	$ 46
Deduct total stock-based employee compensation cost determined in accordance with SFAS No. 123, net of related tax benefit	(10)	(11)
Pro forma net income	$ 86	$ 35

Earnings per share:
Basic - as reported	$ .53	$ .24
Basic - pro forma	$ .48	$ .19
Diluted - as reported	$ .52	$ .24
Diluted - pro forma	$ .47	$ .19

  Restructuring Accruals

During the first quarter of 2004, the Company recorded certain costs and expenses in selling, general and administrative ("SG&A") expenses related to store closings and consolidations, including accruals of $5 million for severance and $2 million of lease termination costs.

During the fourth quarter of 2002, the Company recorded certain costs and expenses associated with the Rich's-Macy's consolidation, including $6 million of accrued severance costs, in SG&A.

The Company recorded restructuring charges in 2001 and 2000, including accrued long-term lease obligations related to the disposition of properties associated with the closing of its Stern's department store division.

The following table shows the beginning and ending balances of, and the activity associated with, the restructuring accruals for the 13 weeks ended May 1, 2004:

	January 31, 2004	Expense	Payments	May 1, 2004
(millions)
Long-term lease obligations	$ 11	$ -	$ (1)	$ 10
Lease termination costs	$ -	$ 2	$ -	$ 2
Severance costs	$ -	$ 5	$ -	$ 5

The Company still expects to pay out the $10 million accrual related to long-term lease liabilities associated with the disposition of a Stern's property. The lease termination and severance costs that remain accrued at May 1, 2004 are expected to be paid prior to January 29, 2005.

 The following table shows the beginning and ending balances of, and the activity associated with, the restructuring accruals for the 13 weeks ended May 3, 2003:
	February 1, 2003	Expense	Payments	May 3, 2003
(millions)
Long-term lease obligations	$ 14	$ -	$ (1)	$ 13
Severance costs	$ 6	$ -	$ (4)	$ 2

The Rich's-Macy's severance costs that remained accrued at May 3, 2003 was paid prior to November 1, 2003.

  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	May 1, 2004			May 3, 2003
	Income		Shares	Income		Shares
(millions, except per share data)
Net income and average number of shares outstanding operations and average number of shares outstanding	$ 96		179.9	$ 46		188.4
Shares to be issued under deferred compensation plans	-		.6	-		.8
	$ 96		180.5	$ 46		189.2

Basic earnings per share		$ .53			$ .24

Effect of dilutive securities -
stock options	-		3.7	-		.3
	$ 96		184.2	$ 46		189.5

Diluted earnings per share		$ .52			$ .24

In addition to the stock options reflected in the foregoing table, stock options to purchase 0.5 million shares of common stock at prices ranging from $51.94 to $79.44 per share were outstanding at May 1, 2004 and stock options to purchase 28.9 million shares of common stock at prices ranging from $27.31 to $79.44 per share were outstanding at May 3, 2003 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

  Benefit Plans

The Company has a defined benefit plan ("Pension Plan") and a defined contribution plan which cover substantially all employees who work 1,000 hours or more in a year. The Company also has a defined benefit supplementary retirement plan which includes benefits, for certain employees, in excess of qualified plan limitations.

In addition, certain retired employees currently are provided with special health care and life insurance benefits ("Postretirement Obligations"). Eligibility requirements for such benefits vary by division and subsidiary, but generally state that benefits are available to eligible employees who were hired prior to a certain date and retire after a certain age with specified years of service. Certain employees are subject to having such benefits modified or terminated.

The actuarially determined components of the net periodic benefit cost (benefit) are as follows:

	13 Weeks Ended May 1, 2004	13 Weeks Ended May 3, 2003
Pension Plan
Service cost	$ 11	$ 10
Interest cost	25	24
Expected return on assets	(35)	(36)
Recognition of net actuarial loss	5	-
	$ 6	$ (2)

Supplementary Retirement Plan
Service cost	$ 2	$ 2
Interest cost	4	3
Recognition of net actuarial loss	4	3
	$ 10	$ 8

Postretirement Obligations
Service cost	$ -	$ -
Interest cost	4	4
Amortization of prior service cost	(1)	(1)
Recognition of net actuarial gain	-	(1)
	$ 3	$ 2

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "first quarter of 2004" and "first quarter of 2003" are to the Company's 13-week fiscal periods ended May 1, 2004 and May 3, 2003, respectively.

The Company is a retail organization operating department stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods in 34 states, Puerto Rico and Guam. The highest concentration of stores are on the west coast, in the southeast and northeast. The Company's operations are significantly impacted by competitive pressures from department and specialty stores and all other retail channels, and general consumer-spending levels, including the impact of employment levels.

The Company entered 2004 with a continued strategic focus on four key priorities for improving the business over the longer term: differentiating merchandise assortments; simplifying pricing; improving the overall shopping experience; and communicating better with customers through more brand focused and effective marketing. The Company believes that its recent results indicate that these strategies are working and that the customer is responding in a favorable manner.

In early 2004, the Company announced a further step in reinventing its department stores - the creation of a centralized organization to be responsible for the overall strategy, merchandising and marketing of home-related categories of business in all of its Macy's - branded stores. The centralized operation is expected to accelerate sales in these categories largely by improving and further differentiating the Company's home-related merchandise assortments.

In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy's brand. The Company propelled Macy's presence nationwide through successful co-branding with the Company's regional department store nameplates. The co-branding will allow the Company to magnify the impact of marketing on a nationwide basis, as well as leverage major events such as the Macy's Thanksgiving Day Parade. As part of the national co-branding and store consolidations, the seven Macy's stores previously operating in Florida were integrated into the Burdines - Macy's organization; however, one of the stores is scheduled to close in September 2004. As part of the Rich's-Macy's consolidation in Georgia, certain Macy's stores were closed; however, one location was renovated and partially reopened as a Rich's-Macy's furniture gallery and two locations were renovated and reopened as Bloomingdale's stores. The Company believes that these changes will allow the Company to benefit from the greater leverage of the Macy's brand and should lead to more efficient operations.

Results of Operations

Comparison of the 13 Weeks Ended May 1, 2004 and May 3, 2003

Net income for the first quarter of 2004 totaled $96 million compared to $46 million for the first quarter of 2003, reflecting strong sales and gross margin performance in the first quarter of 2004.

Net sales for the first quarter of 2004 totaled $3,517 million, compared to net sales of $3,291 million for the first quarter of 2003, an increase of 6.9%. The sales strength was experienced across the entire Company. On a comparable store basis (sales from stores in operation throughout the first quarter of 2003 and the first quarter of 2004), net sales for the first quarter of 2004 also increased 6.9% compared to the first quarter of 2003. By family of business, the strongest sales trends in the first quarter of 2004 were in better sportswear, handbags, jewelry, women's shoes, men's tailored clothing, men's sportswear and luggage. The weakest business continued to be housewares and to a lesser extent tabletop (china, silver, glass).

Cost of sales was 59.9% of net sales for the first quarter of 2004, compared to 60.8% for the first quarter of 2003. The cost of sales rate for the first quarter of 2004 benefited from strong regular price selling and good inventory management. Included in cost of sales for the first quarter of 2004 were $4 million of markdowns associated with the Burdines-Macy's integration in Florida. These markdowns are primarily related to merchandise that was being sold at Macy's stores that would not continue to be sold following the conversion to Burdines-Macy's. Merchandise inventories were down slightly at the end of the quarter as compared to the first quarter of 2003. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 34.0% of net sales for the first quarter 2004 compared to 34.8% for the first quarter of 2003. SG&A expenses in actual dollars for the first quarter of 2004 were up 4.6% compared to the first quarter of 2003, reflecting higher pension costs, higher sales related expenses and higher costs related to store closings and consolidations. However, due to the higher sales level, SG&A expenses decreased 0.8 percentage points as a percent of net sales. Included in SG&A expenses for the first quarter of 2004 were approximately $15 million of costs incurred in connection with the store closings, Burdines-Macy's and home store consolidations. These costs are primarily related to severance and lease termination costs. Included in SG&A expenses for the first quarter of 2003 were approximately $8 million of costs, primarily accelerated depreciation, incurred in connection with the Rich's-Macy's consolidation and other store closings.

Net interest expense was $60 million for the first quarter of 2004, compared to $70 million for the first quarter of 2003 primarily due to lower levels of borrowings.

The Company's effective income tax rate of 38.4% for the first quarter of 2004 and 39.9% for the first quarter of 2003 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes.

          Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by operating activities in the first quarter of 2004 was $34 million, compared to the $204 million provided in the first quarter of 2003. Cash provided by operating activities in the first quarter of 2003 benefited from lower income tax payments resulting from the use of Fingerhut net operating losses.

Net cash used by investing activities was $71 million for the first quarter of 2004, compared to the $52 million used in the first quarter of 2003. Investing activities for the first quarter of 2004 included purchases of property and equipment totaling $72 million, capitalized software of $17 million and the $17 million collection on a note receivable. Investing activities for the first quarter of 2003 included purchases of property and equipment totaling $41 million and capitalized software of $13 million. The Company opened one new department store and one new furniture gallery during the first quarter of 2004 and plans to open three additional department stores and two additional furniture galleries during the remainder of 2004. The Company's budgeted capital expenditures are approximately $600 million for 2004.

Net cash provided by the Company's financing activities for the first quarter of 2004 totaled $25 million, compared to a $124 million use of cash for the first quarter of 2003. The Company's financing activities during the first quarter of 2004 included the issuance of $121 million of its common stock, primarily related to the exercise of stock options, the acquisition of 1.7 million shares of its common stock at an approximate cost of $90 million and $22 million of cash dividends paid. The Company's financing activities during the first quarter of 2003 included the acquisition of 4.4 million shares of its common stock at an approximate cost of $120 million.

On February 27, 2004, the Company's board of directors approved a $750 million increase to the Company's existing share repurchase program. This new authorization was additive to the existing repurchase program, which as of May 1, 2004 had approximately $732 million of authorization remaining. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On February 27, 2004, the Company's board of directors also declared a quarterly dividend of 12.5 cents per share on Federated Common Stock. The dividend was paid April 1, 2004 to shareholders of record at the close of business on March 15, 2004.

On May 21, 2004, the Company's board of directors declared a quarterly dividend of 13.5 cents per share on Federated Common Stock. This dividend is an increase of eight percent over the previous quarterly dividend rate of 12.5 cents per share, first declared by the Company's board in April 2003. The dividend is payable July 1, 2004 to shareholders of record at the close of business on June 15, 2004.

During the period from May 15, 2004 through June 15, 2004, the holders of the $250 million 6.79% senior debentures due 2027 may elect to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued and unpaid interest to the date of repayment. As of June 8, 2004, the Company has not received any such elections.

The Company is party to a 364-Day Credit Agreement, pursuant to which certain financial institutions have provided the Company with a $200 million revolving loan facility which expires June 25, 2004. Based upon an assessment of the Company's liquidity needs, this agreement is not being renewed. However, the Company's related $1.2 billion Five-Year Credit Agreement, which expires June 2006, remains effective.

On May 25, 2004, the aggregate size of the commercial paper conduit programs used to finance the Company's non-proprietary credit card receivables was increased from $700 million to $750 million.

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

Outlook

The Company is assuming that general economic and other conditions and consumer confidence and demand will be such that comparable store sales will be up 3.0 to 4.0 percent for 2004: up 2.0 to 4.0 percent in the second quarter and up 1.5 to 3.0 percent in the second half of the fiscal year, which ends January 29, 2005. The Company presently expects to achieve earnings per share on a diluted basis of $3.80 to $3.90 in 2004 and 57 to 62 cents in the second quarter. For the remaining nine months of the year, these estimates include store closing and consolidation costs of $89 million, of which a total of $31 million is expected to be recorded in cost of sales as inventory valuation adjustments. In connection with these estimates, the Company is assuming that the gross margin rate will be down slightly in the second quarter due to $13 million of markdowns expected to be taken in connection with the home store centralization and Burdines-Macy's integration and relatively flat in the second half of the year due to the estimated $18 million of home store centralization markdowns. Selling, general and administrative expense dollars are expected to be up during the remaining nine months of the year, due to the previously mentioned costs and higher pension expenses. Store closing and consolidation costs included in selling, general and administrative expenses are expected to total $27 million in the second quarter and $31 million in the second half of the year.

The accuracy of the assumptions and the resulting forecasts is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Other Information" in Item 5 of Part II of this report for a discussion of matters that could cause actual results to vary from the Company's expectations.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 1, 2004, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 1. Legal Proceedings.

The Company and certain members of its senior management were named defendants in five substantially identical purported class action complaints filed on behalf of persons who purchased shares of the Company between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions were consolidated into a single case (In Re Federated Department Stores, Inc. Securities Litigation, Case No. 00-CV-6362 (RCC)) and a consolidated amended complaint (the "Complaint") was filed. The Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis of claims that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at the Company's former subsidiary, Fingerhut Companies, Inc. ("Fingerhut"). The plaintiffs sought unspecified amounts of compensatory damages and costs, including legal fees. The Company filed a Motion to Dismiss the Complaint on January 22, 2002, and on March 11, 2004, the court dismissed the Complaint without prejudice. On May 18, 2004, the plaintiffs filed a second amended complaint, asserting the same claims as in the earlier versions of the complaint.  The Company anticipates that it will file a motion to dismiss the second amended complaint.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2004:

	Total Number of Shares Purchased (1)	Average Price per Share ($)	Number of Shares Purchased Under Program (2)	Open Authorization Remaining (2) ($)
	(thousands)		(thousands)	(millions)

February 1, 2004 - February 28, 2004	5	47.90	-	820
February 29, 2004 -
April 3, 2004 April 4, 2004 - May 1, 2004	739 990	51.30 52.11	705 990	783 732

Total	1,734	51.75	1,695

_______________________

(1)      Includes shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions for restricted stock and upon distribution of Common Stock under the Company's deferred compensation plans.

(2)      The Company's board of directors initially approved a $500 million authorization to purchase Common Stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003 and an additional $750 million authorization on February 27, 2004. All authorizations are cumulative and do not have an expiration date.

During the first quarter of 2004, Federated issued approximately 2.8 million shares of its Common Stock pursuant to exercises of options issued to participants in its 1992 Incentive Bonus Plan and 1995 Executive Equity Incentive Plan that it subsequently determined were not issued pursuant to an effective registration statement under the Securities Act or in reliance on an exemption from such registration. The aggregate purchase price for such shares was approximately $151 million. Although certain purchasers of such shares may have legal rights against Federated with respect to their purchases, Federated does not believe that the assertion, if any, of such rights will have a material impact on its consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's stockholders was held on May 21, 2004. The Company's stockholders voted on the following items at such meeting:

  (a) The stockholders approved the election of four Directors for a three-year term expiring at the 2007 Annual Meeting of the Company's stockholders. The votes for such elections were as follows: Sara Levinson - 67,785,753 votes in favor and 88,866,017 votes withheld; Joseph Neubauer - 60,858,248 votes in favor and 95,793,522 votes withheld; Joseph A. Pichler - 62,049,439 votes in favor and 94,602,332 votes withheld and Karl M. von der Heyden - 67,924,228 votes in favor and 88,727,543 votes withheld.

  (b) The stockholders ratified the employment of KPMG LLP as the Company's independent accountants for the fiscal year ending January 29, 2005. The votes for the ratification were 152,371,092, the votes against the ratification were 3,466,194, and the votes abstained were 814,484.

(c) The stockholders approved a proposal to amend the 1995 Executive Equity Incentive Plan to increase the number of shares of common stock of the Company available for issuance thereunder. The votes for the proposal were 103,219,896, the votes against the proposal were 40,726,600, and the votes abstained were 955,953.

  (d) The stockholders approved a stockholder's proposal seeking the adoption of a system for the annual election of directors. The votes for the proposal were 126,578,899, the votes against the proposal were 17,245,381, and the votes abstained were 1,078,179.

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

  Item 6. Exhibits and Reports on Form 8-K

  A. Exhibits

  10.1     1995 Executive Equity Incentive Plan as amended and restated as of May 21, 2004 (incorporated by reference to Appendix D of the Company's Proxy Statement filed April 15, 2004).*

  10.2     Amendment Agreement (First Amendment) to Amended and Restated Credit Card Program Agreement dated June 4, 1996, by and among GE Capital Consumer Card Co. ("GE Bank") and Federated Department Stores, Inc. ("FDS"), FDS Bank ("FDS Bank"), FACS Group, Inc. ("FACS"), Macy's East, Inc. ("Macy's East"), Macy's West, Inc. ("Macy's West"), Broadway Stores, Inc. ("Broadway"), Bullock's, Inc. ("Bullock's") and MSS-Delaware, Inc. ("MSS").

  10.3     Second Amendment Agreement to Amended and Restated Credit Card Program Agreement dated January 31, 1997, by and among GE Bank and FDS, FDS Bank, FACS, Macy's East, Macy's West, Broadway, Bullock's and MSS.

  10.4     Third Amendment to Macy's Amended and Restated Credit Card Program Agreement dated March 1, 1997, by and among GE Bank and FDS, FDS Bank, FACS, Macy's East, Macy's West, Broadway, Bullock's and MSS.

  10.5     Amendment No. 4 to the Amended and Restated Credit Card Program Agreement dated July 22, 1998, by and among GE BANK and FDS, FDS Bank, FACS, Macy's East, Macy's West, Broadway, Bullock's and MSS.

  10.6     Amendment No. 5 to the Amended and Restated Credit Card Program Agreement, by and among GE Bank and FDS, FDS Bank, FACS, Macy's East, Macy's West and Broadway (for itself and as successor in interest to Bullock's, Inc.).

  10.7     Sixth Amendment to Amended and Restated Credit Card Program Agreement dated February 23, 2004, by and among GE Bank and FDS, FDS Bank, FACS, Macy's East, Macy's West and Broadway (for itself and as successor in interest to Bullock's, Inc.).

  10.8     Seventh Amendment to Amended and Restated Credit Card Program Agreement dated April 30, 2004, by and among GE Bank and FDS, FDS Bank, FACS, Macy's East, Macy's West and Broadway (for itself and as successor in interest to Bullock's, Inc.).

  10.9     Addendum to the June 4, 1996 FACS Credit Services and License Agreement, dated January 1, 2001, by and among GE Bank, General Electric Capital Corporation ("GECC") and FACS.

   10.10    Second Addendum to the June 4, 1996 FACS Credit Services and License Agreement, dated November 11, 2001, by and among GE Bank, GECC and FACS.

  10.11    Fourth Amendment to Class A Certificate Purchase Agreement, dated as of May 25, 2004, by and among Prime II Receivables Corporation, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, Market Street Funding Corporation, and PNC Bank, National Association, as Agent.

  10.12    Fourth Amendment to Class B Certificate Purchase Agreement, dated as of May 25, 2004, by and among Prime II Receivables Corporation, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, Market Street Funding Corporation, and PNC Bank, National Association, as Agent.

  31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

  31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

  32.1     Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

  * Constitutes a compensatory plan or arrangement.

  B. Reports on Form 8-K

  1.         Current report on Form 8-K, dated February 2, 2004, reporting matters under item 12 thereof.

  2.         Current report on Form 8-K, dated February 24, 2004, reporting matters under item 12 thereof.

  3.         Current report on Form 8-K, dated April 15, 2004, reporting matters under item 9 thereof.

  4.         Current report on Form 8-K, dated April 29, 2004, reporting matters under item 5 thereof.

  FEDERATED DEPARTMENT STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: June 9, 2004	By: /s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)