Form 10-Q
period 2004-09-09
FEDERATED DEPARTMENT STORES INC /DE/
filed 2004-09-09
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended July 31, 2004.

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

172,697, 776 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 28, 2004.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Net sales	$ 3,548	$ 3,434	$ 7,065	$ 6,725

Cost of sales	2,091	2,025	4,196	4,027

Gross margin	1,457	1,409	2,869	2,698

Selling, general and administrative expenses	1,212	1,145	2,407	2,288

Operating income	245	264	462	410

Interest expense	(122)	(67)	(185)	(140)

Interest income	3	2	6	5

Income before income taxes	126	199	283	275

Federal, state and local income tax expense	(48)	(79)	(108)	(109)

Net income	$ 78	$ 120	$ 175	$ 166

Basic earnings per share	$ .44	$ .65	$ .97	$ .89

Diluted earnings per share	$ .43	$ .64	$ .96	$ .88

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	July 31,	January 31,	August 2,
	2004	2004	2003
ASSETS:
Current Assets:
Cash	$ 605	$ 925	$ 564
Accounts receivable	3,062	3,213	2,836
Merchandise inventories	3,355	3,215	3,439
Supplies and prepaid expenses	112	99	115
Deferred income tax assets	-	-	13
Total Current Assets	7,134	7,452	6,967

Property and Equipment - net	6,019	6,174	6,200
Goodwill	262	262	262
Other Intangible Assets - net	378	378	378
Other Assets	272	284	269

Total Assets	$ 14,065	$14,550	$14,076

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 691	$ 908	$ 749
Accounts payable and accrued liabilities	2,672	2,613	2,678
Income taxes	192	362	121
Total Current Liabilities	3,555	3,883	3,548

Long-Term Debt	3,040	3,151	3,154
Deferred Income Taxes	1,029	998	1,026
Other Liabilities	595	578	641
Shareholders' Equity	5,846	5,940	5,707

Total Liabilities and Shareholders' Equity	$14,065	$14,550	$14,076

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	26 Weeks Ended July 31, 2004	26 Weeks Ended August 2, 2003
Cash flows from operating activities:
Net income	$ 175	$ 166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354	351
Amortization of financing costs	4	1
Amortization of unearned restricted stock	1	2
Changes in assets and liabilities:
Decrease in accounts receivable	145	113
Increase in merchandise inventories	(140)	(80)
(Increase) decrease in supplies and prepaid expenses	(13)	9
(Increase) decrease in other assets not separately identified	1	(1)
Increase in accounts payable and accrued liabilities not separately identified	82	110
Increase (decrease) in current income taxes	(168)	50
Increase in deferred income taxes	32	25
Increase (decrease) in other liabilities not separately identified	17	(27)
Net cash provided by operating activities	490	719

Cash flows from investing activities:
Purchase of property and equipment	(175)	(156)
Capitalized software	(37)	(27)
Collection of note receivable	20	-
Disposition of property and equipment	7	2
Net cash used by investing activities	(185)	(181)

Cash flows from financing activities:
Debt issued	34	6
Debt repaid	(361)	(454)
Dividends paid	(47)	(23)
Decrease in outstanding checks	(27)	(18)
Acquisition of treasury stock	(353)	(227)
Issuance of common stock	129	26
Net cash used by financing activities	(625)	(690)

Net decrease in cash	(320)	(152)
Cash at beginning of period	925	716

Cash at end of period	$ 605	$564

Supplemental cash flow information:
Interest paid	$ 186	$ 144
Interest received	7	5
Income taxes paid (net of refunds received)	244	28

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

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 31, 2004 and August 2, 2003 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 26 weeks ended July 31, 2004 and August 2, 2003, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

In May 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. The accumulated postretirement benefit obligation at July 31, 2004 and the net postretirement benefit expense for the 13 and 26 weeks ended July 31, 2004 reflect the effects of the Act on the Company's postretirement benefit plans. The adoption of this position did not have a material impact on the Company's consolidated financial position, results of operations or cash flows (see Note 4).

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

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(millions, except per share data)
Net income, as reported	$ 78	$120	$ 175	$166
Deduct total stock-based employee compensation cost determined in accordance with SFAS No.123, net of related tax benefit	(8)	(9)	(18)	(20)
Pro forma net income	$ 70	$111	$ 157	$146

Earnings per share:
Basic - as reported	$ .44	$ .65	$ .97	$ .89
Basic - pro forma	$ .39	$ .60	$ .87	$ .78
Diluted - as reported	$ .43	$ .64	$ .96	$ .88
Diluted - pro forma	$ .38	$ .59	$ .86	$ .78

2. Financing

In July 2004, the Company completed an offer to repurchase any and all of its $350 million aggregate principal amount of 8.5% senior notes due 2010. Notes totaling $273 million were purchased in the offer and the Company recorded $59 million of costs associated with the offer as additional interest expense.

Certain holders of the Company's $250 million aggregate principal amount of 6.79% senior debentures due 2027 elected to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued interest to the date of payment. As a result, $85 million of the Company's 6.79% senior debentures due 2027 was repaid and the remaining $165 million is classified as long-term debt at July 31, 2004.

3. Restructuring Accruals

During the 26 weeks ended July 31, 2004, the Company recorded certain costs and expenses in selling, general and administrative ("SG&A") expenses related to store closings and consolidations, including accruals of $5 million for severance and $2 million of lease termination costs.

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

The following table shows the beginning and ending balances of, and the activity associated with, the restructuring accruals for the 26 weeks ended July 31, 2004:

	January 31, 2004	Expense	Payments	July 31, 2004
(millions)
Long-term lease obligations	$ 11	$ -	$ (1)	$ 10
Lease termination costs	$ -	$ 2	$ -	$ 2
Severance costs	$ -	$ 5	$ (1)	$ 4

The Company still expects to pay out the $10 million accrual related to long-term lease liabilities associated with the disposition of a Stern's property. The lease termination and severance costs that remain accrued at July 31, 2004 are expected to be paid prior to January 29, 2005.

The following table shows the beginning and ending balances of, and the activity associated with, the restructuring accruals for the 26 weeks ended August 2, 2003:

	February 1, 2003	Expense	Payments	August 2, 2004
(millions)
Long-term lease obligations	$ 14	$ -	$ (1)	$ 13
Severance costs	$ 6	$ -	$ (5)	$ 1
The Rich's-Macy's severance costs that remained accrued at August 2, 2003 were paid prior to November 1, 2003.

4. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:
	13 Weeks Ended
	July 31, 2004			August 2, 2003
	Income		Shares	Income		Shares
	(millions, except per share figures)
Net income and average number of shares outstanding	$ 78		178.6	$ 120		184.9
Shares to be issued under deferred compensation plans	-		.5	-		.7
	$ 78		179.1	$ 120		185.6

Basic earnings per share		$ .44			$ .65

Effect of dilutive securities - stock options	-		2.9	-		1.6
	$ 78		182.0	$ 120		187.2

Diluted earnings per share		$ .43			$ .64

	26 Weeks Ended
	July 31, 2004			August 2, 2003
	Income		Shares	Income		Shares
	(millions, except per share figures)
Net income and average number of shares outstanding	$ 175		179.2	$ 166		186.7
Shares to be issued under deferred compensation plans	-		.6	-		.7
	$ 175		179.8	$ 166		187.4

Basic earnings per share		$ .97			$ .89

Effect of dilutive securities - stock options	-		3.3	-		.9
	$ 175		183.1	$ 166		188.3

Diluted earnings per share		$ .96			$ .88

In addition to the stock options reflected in the foregoing tables, stock options to purchase 5.5 million shares of common stock at prices ranging from $49.25 to $79.44 per share were outstanding at July 31, 2004 and stock options to purchase 14.9 million shares of common stock at prices ranging from $35.65 to $79.44 per share were outstanding at August 2, 2003 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

5. Benefit Plans

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

The actuarially determined components of the net periodic benefit cost (benefit) are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

Pension Plan
Service cost	$ 12	$ 10	$ 23	$ 20
Interest cost	24	25	49	49
Expected return on assets	(36)	(37)	(71)	(73)
Recognition of net actuarial loss	5	-	10	-
	$ 5	$ (2)	$ 11	$ (4)

Supplementary Retirement Plan
Service cost	$ 2	$ 2	$ 4	$ 4
Interest cost	4	5	8	8
Amortization of prior service cost	1	-	1	-
Recognition of net actuarial loss	3	2	7	5
	$ 10	$ 9	$ 20	$ 17

Postretirement Obligations
Service cost	$ -	$ -	$ -	$ -
Interest cost	5	5	9	9
Amortization of prior service cost	(2)	-	(3)	(1)
Recognition of net actuarial gain	(1)	(3)	(2)	(4)
	$ 2	$ 2	$ 4	$ 4

During the 13 weeks ended July 31, 2004, the Company adopted FSP 106-2 to reflect the impact of the Act. The effect of the adoption of this position was to reduce the accumulated postretirement benefit obligation by $14 million as of December 31, 2003 and to reduce postretirement benefit cost, through the amortization of the related net actuarial gain, by $1 million and $2 million for the 13 and 26 weeks ended July 31, 2004, respectively. The impact of the adoption of this position on service cost and interest cost was not material.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2004" and "second quarter of 2003" are to the Company's 13-week fiscal periods ended July 31, 2004 and August 2, 2003, respectively, and all references to "2004" and "2003" are to the Company's 26-week fiscal periods ended July 31, 2004 and August 2, 2003, respectively.

The Company is a retail organization operating department stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods in 34 states, Puerto Rico and Guam. The highest concentrations of stores are on the west coast, in the southeast and in the northeast. The Company's operations are significantly impacted by competitive pressures from department and specialty stores and all other retail channels, and general consumer-spending levels, including the impact of employment levels.

The Company entered 2004 with a continued strategic focus on four key priorities for improving the business over the longer term: differentiating and editing merchandise assortments; simplifying pricing; improving the overall shopping experience; and communicating better with customers through more brand focused and effective marketing. The Company believes that its recent results indicate that these strategies are working and that the customer is responding in a favorable manner.

In early 2004, the Company announced a further step in reinventing its department stores - the creation of a centralized organization to be responsible for the overall strategy, merchandising and marketing of home-related categories of business in all of its Macy's-branded stores. The centralized operation is expected to accelerate sales in these categories largely by improving and further differentiating the Company's home-related merchandise assortments.

The Company has also taken additional steps to put its strong cash flow to work towards increasing shareholder return, including the increase in the annual cash dividend to $.54 per share in 2004, the increased authorization and current intent to repurchase between $700-$900 million of its common stock under the Company's stock repurchase program in 2004 and the repurchase of $273 million of its 8.5% senior notes due 2010.

In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy's brand. The Company propelled Macy's presence nationwide through successful co-branding with the Company's regional department store nameplates. The co-branding is allowing the Company to magnify the impact of marketing on a nationwide basis, as well as to leverage major events such as the Macy's Thanksgiving Day Parade. As part of the national co-branding and store consolidations, six Macy's stores previously operating in Florida were integrated into the Burdines-Macy's organization. As part of the Rich's-Macy's consolidation in Georgia, certain Macy's stores were closed; however, one location was renovated and partially reopened as a Rich's-Macy's furniture gallery and two locations were renovated and reopened as Bloomingdale's stores. The Company believes that these changes are allowing the Company to benefit from the greater leverage of the Macy's brand and should lead to more efficient operations.

Results of Operations

Comparison of the 13 Weeks Ended July 31, 2004 and August 2, 2003

Net income for the second quarter of 2004 totaled $78 million compared to $120 million for the second quarter of 2003. The decrease reflects higher interest expense associated with the repurchase of $273 million of the Company's 8.5% senior notes due 2010 and higher store closing, centralization and consolidation costs during the second quarter of 2004.

Net sales for the second quarter of 2004 totaled $3,548 million, up 3.3% compared to net sales of $3,434 million for the second quarter of 2003. On a comparable store basis (sales from stores in operation throughout 2003 and 2004), net sales for the second quarter of 2004 also increased 3.3% compared to the second quarter of 2003. In the second quarter of 2004, sales were strongest at Burdines-Macy's, Macy's West and Bloomingdale's. Sales of the Company's private brands continued strong in the second quarter of 2004. By family of business, sales in the second quarter of 2004 were strongest in women's and men's sportswear, handbags, jewelry, cosmetics, men's tailored clothing and luggage. The weaker businesses included furniture, floor coverings, young men's and swimwear.

Cost of sales was 58.9% of net sales for the second quarter of 2004, compared to 59.0% for the second quarter of 2003. Included in cost of sales for the second quarter of 2004 were $13 million of markdowns, primarily associated with the Macy's home store centralization. These markdowns are related to merchandise that was being sold at Macy's-branded stores that will not continue to be sold following the home store centralization. The cost of sales rate for the second quarter of 2004, excluding the home store centralization markdowns, benefited from higher markup, lower net markdowns due to the lower inventory levels, combined with improved sales and lower shortage. Merchandise inventories were down 2.4% at the end of the second quarter of 2004 as compared to the second quarter of 2003. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 34.2% of net sales for the second quarter of 2004, compared to 33.3% for the second quarter of 2003. In addition to the higher sales- related expenses, the increase in SG&A expenses for the second quarter of 2004 reflects higher pension and other retirement-related costs and higher store closing, centralization and consolidation costs. Included in SG&A expenses for the second quarter of 2004 were approximately $18 million of severance, relocation and other costs incurred in connection with store closings, the Burdines-Macy's consolidation and the home store centralization. Included in SG&A expenses for the second quarter of 2003 were approximately $10 million of costs incurred in connection with store closings and the Rich's-Macy's consolidation.

Net interest expense was $119 million for the second quarter of 2004, compared to $65 million for the second quarter of 2003. Net interest expense for the second quarter of 2004 includes $59 million of costs associated with the repurchase of $273 million of the Company's 8.5% senior notes due 2010.

The Company's effective income tax rate of 38.2% for the second quarter of 2004 and 39.6% for the second quarter of 2003 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes.

Comparison of the 26 Weeks Ended July 31, 2004 and August 2, 2003

Net income for 2004 totaled $175 million, compared to net income of $166 million for 2003. Net income for 2004 reflects strong sales and gross margin performance in 2004, partially offset by the higher interest expense associated with the repurchase of $273 million of the Company's 8.5% senior notes due 2010 and higher store closing, centralization and consolidation costs during 2004.

Net sales for 2004 totaled $7,065 million, compared to net sales of $6,725 million for 2003, an increase of 5.1%. On a comparable store basis (sales from stores in operation throughout 2003 and 2004), net sales increased 5.0% compared to 2003. In 2004, the sales strength was experienced across the Company, although Burdines-Macy's and Bloomingdale's produced the largest increases. By family of business, sales in 2004 were strongest in women's and men's sportswear, handbags, jewelry, men's tailored clothing and luggage. The weaker businesses included housewares and to a lesser extent tabletop (china, silver, glass).

Cost of sales was 59.4% of net sales for 2004, compared to 59.9% for 2003. Included in cost of sales for 2004 were $17 million of markdowns associated with the Burdines-Macy's integration in Florida and the Macy's home store centralization. These markdowns are primarily related to merchandise that was being sold at Macy's-branded stores that will not continue to be sold following the Burdines-Macy's integration and home store centralization. The cost of sales rate in 2004, excluding the home store centralization markdowns, benefited from good inventory management. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 34.1% of net sales for 2004, compared to 34.0% for 2003. SG&A expenses in 2004 reflect higher pension costs, higher selling-related expenses and higher store closing, centralization and consolidation costs. Included in SG&A expenses for 2004 were approximately $33 million of severance, relocation, lease termination and other costs incurred in connection with store closings, the Burdines-Macy's consolidation and the home store centralization. Included in SG&A expenses for 2003 were approximately $18 million of costs incurred in connection with store closings and the Rich's-Macy's consolidation.

Net interest expense was $179 million for 2004, compared to $135 million for 2003. Net interest expense for 2004 includes $59 million of costs associated with the repurchase of $273 million of the Company's 8.5% senior notes due 2010.

The Company's effective income tax rate of 38.2% for 2004 and 39.7% for 2003 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by operating activities in 2004 was $490 million, compared to the $719 million provided in 2003. Cash provided by operating activities in 2003 benefited from lower income tax payments resulting from the use of Fingerhut net operating losses.

Net cash used by investing activities was $185 million for 2004. Investing activities for 2004 included purchases of property and equipment totaling $175 million, capitalized software of $37 million and the $20 million collection on a note receivable. Investing activities for 2003 included purchases of property and equipment totaling $156 million and capitalized software of $27 million. The Company opened two new department stores and one furniture gallery during 2004 and plans to open two additional department stores and three additional furniture galleries during the remainder of 2004. The Company's budgeted capital expenditures are approximately $600 million for 2004.

Net cash used by the Company for all financing activities was $625 million for 2004, including $361 million of debt repayments, the acquisition of 7.2 million shares of its common stock at an approximate cost of $353 million, the issuance of $129 million of its common stock, primarily related to the exercise of stock options, and $47 million of cash dividends paid. Financing activities during 2003 included the repayment of $450 million of the Company's 8.5% senior notes that were due in 2003 and the acquisition of 7.3 million shares of its common stock at an approximate cost of $227 million.

The debt repaid in 2004 includes the repurchase of $273 million of the Company's 8.5% senior notes due 2010 and $85 million of the Company's 6.79% senior debentures due 2027. Certain holders of the Company's 6.79% senior debentures due 2027 elected to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued interest to the date of repayment. As of July 31, 2004, the remaining $165 million of 6.79% senior debentures due 2027 is classified as long-term debt.

The Company's board of directors approved additional $750 million authorizations to the Company's existing share repurchase program on February 27, 2004 and July 20, 2004. These new authorizations are additive to the existing repurchase program, which as of July 31, 2004 had approximately $1,219 million of authorization remaining. The Company currently intends to repurchase between $700-$900 million of its common stock during 2004. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On May 21, 2004, the Company's board of directors declared a quarterly dividend of 13.5 cents per share on its common stock. This dividend is an increase of eight percent over the previous quarterly dividend rate of 12.5 cents per share, first declared by the Company's board in April 2003.

On May 25, 2004, the aggregate size of the commercial paper conduit programs used to finance the Company's non-proprietary credit card receivables was increased from $700 million to $750 million.

The Company was party to a 364-Day Credit Agreement, pursuant to which certain financial institutions had provided the Company with a $200 million revolving loan facility which expired June 25, 2004. Based upon an assessment of the Company's liquidity needs, this agreement was not renewed. However, the Company's related $1.2 billion Five-Year Credit Agreement, which expires June 2006, remains effective.

Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements and capital transactions in both the near term and over the longer term. The Company's ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain its liquidity levels. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

Management believes the department store business and other retail businesses will continue to consolidate. The Company intends from time to time to consider additional acquisitions of, and investments in, department stores and other complementary assets and companies. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and funds from operations and the possible issuance from time to time of long-term debt or other securities.

Outlook

Subject to the impact of Hurricane Frances as discussed below, the Company is assuming that general economic and other conditions and consumer confidence and demand will be such that comparable store sales will be up 3.0 to 4.0 percent for 2004 and up 1.5 to 3.0 percent in both the third and fourth quarters of the fiscal year, which ends January 29, 2005. Also subject to the impact of Hurricane Frances, the Company expects to achieve earnings per share on a diluted basis of $3.70 to $3.80 in 2004, including earnings per diluted share of 35 to 40 cents for the third quarter and $2.45 to $2.55 for the fourth quarter. For the remaining six months of the year, these estimates include store closing and consolidation costs of $58 million, of which a total of $18 million is expected to be recorded in cost of sales as inventory valuation adjustments. In connection with these estimates, the Company is assuming that the gross margin rate will be down in the third quarter due to $18 million of markdowns expected to be taken in connection with the home store centralization and relatively flat to up slightly in the fourth quarter. SG&A expense dollars are expected to be up during the remaining six months of the year, due to the previously mentioned costs and higher pension expenses. Store closing and consolidation costs included in SG&A expenses are expected to total $20 million in the third quarter and $20 million in the fourth quarter.

The Company announced on September 7, 2004 that on the basis of preliminary estimates the Company expects lost sales in its Florida stores from the impact of Hurricane Frances to total approximately $20 million, reducing September same-store sales by 1.5 percent and earnings by approximately 3-4 cents a share in the third quarter. The Company also said it will take several weeks before there can be a complete assessment of the hurricane's impact on its business.

The accuracy of the foregoing assumptions and the resulting forecasts is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Other Information" in Item 5 of Part II of this report for a discussion of matters that could cause actual results to vary from the Company's expectations.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of July 31, 2004, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 1. Legal Proceedings.

The Company and certain members of its senior management were named as defendants in five substantially identical purported class action complaints filed on behalf of persons who purchased shares of the Company's Common Stock between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions were consolidated into a single case (In Re Federated Department Stores, Inc. Securities Litigation, Case No. 00-CV-6362 (RCC)) and a consolidated amended complaint (the "Complaint") was filed. The Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis of claims that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at the Company's former subsidiary, Fingerhut Companies, Inc. ("Fingerhut"). The plaintiffs sought unspecified amounts of compensatory damages and costs, including legal fees. The Company filed a Motion to Dismiss the Complaint on January 22, 2002, and on March 11, 2004, the court dismissed the Complaint without prejudice. On May 18, 2004, the plaintiffs filed a second amended complaint (the "Second Amended Complaint"), asserting the same claims as in the earlier versions of the Complaint.  The Company filed a Motion to Dismiss the Second Amended Complaint on July 7, 2004, and is awaiting a response from the Court.

The Company and its subsidiary, Macy's West, Inc., were named as defendants in a civil action filed by the California Attorney General. The complaint was filed on June 23, 2004 in Alameda County Superior Court. The complaint alleges violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986, California Health and Safety Code Section 25249.5 et seq., also known as Proposition 65 ("Prop 65") on the basis that the Company offers for sale fashion jewelry containing levels of lead requiring a warning under Prop 65 and that such warning had not been provided. The plaintiffs seek injunctive relief, civil penalties, and attorneys' fees and costs. Based on the information presently available to the Company, management expects that the ultimate resolution of this action will not have a material impact on the Company's financial condition, results of operations or cash flows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2004:

	Total Number of Shares Purchased (1)	Average Price per Share ($)	Number of Shares Purchased Under Program (2)	Open Authorization Remaining (2) ($)
	(thousands)		(thousands)	(millions)

May 2, 2004 - May 29, 2004	451	46.62	450	711

May 30, 2004 - July 3, 2004	2,157	49.34	2,157	604

July 4, 2004 - July 31, 2004	2,880	47.02	2,880	1,219

Total	5,488	47.90	5,487

_______________________

(1)      Includes shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions for restricted stock and upon distribution of Common Stock under the Company's deferred compensation plans.

(2)      The Company's board of directors initially approved a $500 million authorization to purchase Common Stock on January 26, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003 and additional $750 million authorizations on each of February 27, 2004 and July 20, 2004. All authorizations are cumulative and do not have an expiration date.

From May 2, 2004 through May 20, 2004, Federated issued approximately 23,300 shares of its Common Stock pursuant to exercises of options issued to participants in its 1995 Executive Equity Incentive Plan that it subsequently determined were not issued pursuant to an effective registration statement under the Securities Act or in reliance on an exemption from such registration. The aggregate purchase price for such shares was approximately $1.1 million. Although certain purchasers of such shares may have legal rights against Federated with respect to their purchases, Federated does not believe that the assertion, if any, of such rights will have a material impact on its consolidated financial position, results of operations or cash flows.

Item 5. Other Information.

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

Item 6. Exhibits and Reports on Form 8-K.

A.	Exhibits

	10.1	Amended Exhibit A, dated July 1, 2004, to the Employment Agreement, dated March 1, 2003, between Terry J. Lundgren and the Company.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

	32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

B.	Reports on Form 8-K

	1.	Current report on Form 8-K, dated May 11, 2004, reporting matters under item 12 thereof.

	2.	Current report on Form 8-K, dated May 12, 2004, reporting matters under item 12 thereof.

	3.	Current report on Form 8-K, dated July 20, 2004, reporting matters under item 5 thereof.

FEDERATED DEPARTMENT STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: September 9, 2004	By: /s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)