Form 10-Q
period 2004-10-30
FEDERATED DEPARTMENT STORES INC /DE/
filed 2004-12-09
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended October 30, 2004.

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

169,205,348 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 27, 2004.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

Net Sales	$3,491	$3,486	$10,556	$10,211

Cost of sales	2,100	2,091	6,296	6,118

Gross margin	1,391	1,395	4,260	4,093

Selling, general and administrative expenses	1,216	1,222	3,623	3,510

Operating income	175	173	637	583

Interest expense	(57)	(63)	(242)	(203)

Interest income	2	2	8	7

Income before income taxes	120	112	403	387

Federal, state and local income tax expense	(46)	(45)	(154)	(154)

Net income	$ 74	$ 67	$ 249	$ 233

Basic earnings per share	$ .43	$ .37	$ 1.41	$ 1.26

Diluted earnings per share	$ .42	$ .36	$ 1.38	$ 1.25

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	October 30,	January 31,	November 1,
	2004	2004	2003
ASSETS:
Current Assets:
Cash	$ 212	$ 925	$ 227
Accounts receivable	3,147	3,213	2,906
Merchandise inventories	4,259	3,215	4,403
Supplies and prepaid expenses	117	99	113
Deferred income tax assets	-	-	14
Total Current Assets	7,735	7,452	7,663

Property and Equipment - net	5,974	6,174	6,170
Goodwill	262	262	262
Other Intangible Assets - net	378	378	378
Other Assets	275	284	277

Total Assets	$14,624	$14,550	$14,750

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 845	$ 908	$ 839
Accounts payable and accrued liabilities	3,369	2,613	3,414
Income taxes	162	362	115
Total Current Liabilities	4,376	3,883	4,368

Long-Term Debt	3,038	3,151	3,152
Deferred Income Taxes	1,057	998	1,038
Other Liabilities	605	578	642
Shareholders' Equity	5,548	5,940	5,550

Total Liabilities and Shareholders' Equity	$14,624	$14,550	$14,750

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	39 Weeks Ended October 30, 2004	39 Weeks Ended November 1, 2003
Cash flows from operating activities:
Net income	$ 249	$ 233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531	526
Amortization of financing costs	5	2
Amortization of unearned restricted stock	2	3
Changes in assets and liabilities:
Decrease in accounts receivable	54	44
Increase in merchandise inventories	(1,044)	(1,044)
(Increase) decrease in supplies and prepaid expenses	(18)	11
Increase in other assets not separately identified	-	(1)
Increase in accounts payable and accrued liabilities not separately identified	712	803
Increase (decrease) in current income taxes	(198)	44
Increase in deferred income taxes	61	35
Increase (decrease) in other liabilities not separately identified	27	(26)
Net cash provided by operating activities	381	630

Cash flows from investing activities:
Purchase of property and equipment	(316)	(313)
Capitalized software	(59)	(46)
Collection of notes receivable	30	-
Disposition of property and equipment	21	3
Net cash used by investing activities	(324)	(356)

Cash flows from financing activities:
Debt issued	189	96
Debt repaid	(364)	(456)
Dividends paid Increase in outstanding checks	(70) 26	(46) 24
Acquisition of treasury stock	(689)	(485)
Issuance of common stock	138	104
Net cash used by financing activities	(770)	(763)

                                                                                                                                                   (Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

(millions)
	39 Weeks Ended October 30, 2004	39 Weeks Ended November 1, 2003

Net decrease in cash	(713)	(489)
Cash at beginning of period	925	716

Cash at end of period	$ 212	$ 227

Supplemental cash flow information:
Interest paid	$ 267	$ 224
Interest received	9	7
Income taxes paid (net of refunds received)	291	55

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

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 30, 2004 and November 1, 2003 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 39 weeks ended October 30, 2004 and November 1, 2003, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

In May 2004, the FASB issued Staff Position 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"). On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. The accumulated postretirement benefit obligation at October 30, 2004 and the net postretirement benefit expense for the 13 and 39 weeks ended October 30, 2004 reflect the effects of the Act on the Company's postretirement benefit plans. The adoption of this position did not have a material impact on the Company's consolidated financial position, results of operations or cash flows (see Note 5).

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

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
	(millions, except per share data)
Net income, as reported	$ 74	$ 67	$ 249	$ 233
Deduct total stock-based employee compensation cost determined in accordance with SFAS No.123, net of related tax benefit	(8)	(9)	(26)	(29)
Pro forma net income	$ 66	$ 58	$ 223	$ 204

Earnings per share:
Basic - as reported	$ .43	$ .37	$ 1.41	$1.26
Basic - pro forma	$ .38	$ .32	$ 1.26	$1.10
Diluted - as reported	$ .42	$ .36	$ 1.38	$1.25
Diluted - pro forma	$ .38	$ .31	$ 1.23	$1.09

  Financing

In July 2004, the Company completed an offer to repurchase any and all of its $350 million aggregate principal amount of 8.5% senior notes due 2010. Notes totaling $274 million were purchased in the offer and the Company recorded $59 million of costs associated with the offer as additional interest expense.

Certain holders of the Company's $250 million aggregate principal amount of 6.79% senior debentures due 2027 elected to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued interest to the date of payment. As a result, $85 million of the Company's 6.79% senior debentures due 2027 was repaid and the remaining $165 million is classified as long-term debt at October 30, 2004.
  Restructuring Accruals

During the 39 weeks ended October 30, 2004, the Company recorded certain costs and expenses in selling, general and administrative ("SG&A") expenses related to store closings and consolidations, including accruals of $7 million for severance and $2 million of lease termination costs.

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

The following table shows the beginning and ending balances of, and the activity associated with, the restructuring accruals for the 39 weeks ended October 30, 2004.

	January 31, 2004	Expense	Payments	October 30, 2004
(millions)
Long-term lease obligations	$ 11	$ -	$ (2)	$ 9
Lease termination costs	$ -	$ 2	$ -	$ 2
Severance costs	$ -	$ 7	$ (3)	$ 4

The Company still expects to pay out the $9 million accrual related to long-term lease liabilities associated with the disposition of a Stern's property. The lease termination and severance costs that remain accrued at October 30, 2004 are expected to be paid prior to January 29, 2005.

The following table shows the beginning and ending balances of, and the activity associated with, the restructuring accruals for the 39 weeks ended November 1, 2003:

	February 1, 2003	Expense	Payments	November 1, 2003
		(millions)
Long-term lease obligations	$ 14	$ -	$ (2)	$12
Severance costs	$ 6	$ -	$ (6)	$ -
  Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	October 30, 2004			November 1, 2003
	Income		Shares	Income		Shares
(millions, except per share figures)
Net income and average number of shares outstanding	$ 74		171.4	$ 67		182.0
Shares to be issued under deferred compensation plans	-		.6	-		.6
	$ 74		172.0	$ 67		182.6

Basic earnings per share		$ .43			$ .37

Effect of dilutive securities -
stock options	-		2.4	-		3.1
	$ 74		174.4	$ 67		185.7

Diluted earnings per share		$ .42			$ .36

	39 Weeks Ended
	October 30, 2004			November 1, 2003
	Income		Shares	Income		Shares
(millions, except per share figures)
Net income and average number of shares outstanding	$ 249		176.6	$ 233		185.1
Shares to be issued under deferred compensation plans	-		.6	-		.7
	$ 249		177.2	$ 233		185.8

Basic earnings per share		$1.41			$1.26

Effect of dilutive securities -
stock options	-		3.0	-		1.7
	$ 249		180.2	$ 233		187.5

Diluted earnings per share		$1.38			$1.25

In addition to the stock options reflected in the foregoing tables, stock options to purchase 6.0 million shares of common stock at prices ranging from $46.06 to $79.44 per share were outstanding at October 30, 2004 and stock options to purchase 4.3 million shares of common stock at prices ranging from $43.88 to $79.44 per share were outstanding at November 1, 2003 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

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

The actuarially determined components of the net periodic benefit cost (benefit) are as follows:

13 Weeks Ended		39 Weeks Ended
October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Pension Plan
Service cost	$ 11	$ 11	$ 34	$ 31
Interest cost	25	25	74	74
Expected return on assets	(36)	(37)	(107)	(110)
Recognition of net actuarial loss	5	-	15	-
	$ 5	$ (1)	$ 16	$ (5)

Supplementary Retirement Plan
Service cost	$ 2	$ 1	$ 6	5
Interest cost	5	3	13	11
Amortization of prior service cost	1	1	2	1
Recognition of net actuarial loss	4	3	11	8
	$ 12	$ 8	$ 32	$ 25

Postretirement Obligations
Service cost	$ 1	$ -	$ 1	$ -
Interest cost	3	5	12	14
Amortization of prior service cost	(1)	(1)	(4)	(5)
Recognition of net actuarial gain	-	-	(2)	(1)
	$ 3	$ 4	$ 7	$ 8

During the 39 weeks ended October 30, 2004, the Company adopted FSP 106-2 to reflect the impact of the Act. The effect of the adoption of this position was to reduce the accumulated postretirement benefit obligation by $14 million as of December 31, 2003 and to reduce postretirement benefit cost, primarily through the amortization of the related net actuarial gain, by $1 million and $3 million for the 13 and 39 weeks ended October 30, 2004, respectively. The impact of the adoption of this position on service cost and interest cost was not material.

As of the date of this report, the Company is considering making a voluntary funding contribution to the Pension Plan of $50-$100 million by December 31, 2004.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2004" and "third quarter of 2003" are to the Company's 13-week fiscal periods ended October 30, 2004 and November 1, 2003, respectively, and all references to "2004" and "2003" are to the Company's 39-week fiscal periods ended October 30, 2004 and November 1, 2003, respectively.

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

In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy's brand. The Company propelled Macy's presence nationwide through successful co-branding with the Company's regional department store nameplates. The co-branding is allowing the Company to magnify the impact of marketing on a nationwide basis, as well as to leverage major events such as the Macy's Thanksgiving Day Parade. Continuing with the Company's strategy to more fully utilize its Macy's brand, the Company plans to convert all of its co-branded regional department stores to the Macy's nameplate in early 2005. Beginning in 2005, the Company will operate coast to coast exclusively under two retail brands - Macy's and Bloomingdale's.

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

The Company has also taken additional steps to put its strong cash flow to work towards increasing shareholder return, including the increase in the annual cash dividend to $.54 per share in 2004, the increased authorization and current intention to repurchase between $700-$900 million of its common stock in 2004 and the repurchase of $274 million of its 8.5% senior notes due 2010.

As part of the national co-branding and store consolidations, six Macy's stores previously operating in Florida were consolidated into the Burdines-Macy's organization in 2004. As part of the Rich's-Macy's consolidation in Georgia, certain Macy's stores were closed in 2003; however, one location was renovated and partially reopened as a Rich's-Macy's furniture gallery and two locations were renovated and reopened as Bloomingdale's stores.

Results of Operations

Comparison of the 13 Weeks Ended October 30, 2004 and November 1, 2003

Net income for the third quarter of 2004 totaled $74 million compared to $67 million for the third quarter of 2003. Net income for the third quarter of 2004 benefited from lower interest expense resulting from the repurchase during the second quarter of 2004 of $274 million of the Company's 8.5% Senior Notes due 2010, and improved operating income, despite higher store closing, centralization and consolidation costs during the third quarter of 2004.

Net sales for the third quarter of 2004, which were negatively impacted by hurricanes in Florida, totaled $3,491 million, up 0.2% compared to net sales of $3,486 million for the third quarter of 2003. On a comparable store basis (sales from stores in operation throughout 2003 and 2004), net sales for the third quarter of 2004 increased 0.4% compared to the third quarter of 2003. In the third quarter of 2004, sales were strongest at Bloomingdale's, Macy's West and Burdines-Macy's. By family of business, sales in the third quarter of 2004 were strongest in handbags, jewelry and cosmetics as well as in children's apparel. Additionally, sales of both men's and women's apparel strengthened in October 2004.

Cost of sales was 60.2% of net sales for the third quarter of 2004, compared to 60.0% for the third quarter of 2003. Included in cost of sales for the third quarter of 2004 were $14 million of markdowns associated with the Macy's home store centralization. These markdowns are related to merchandise that was being sold at Macy's-branded stores that will not continue to be sold following the home store centralization. Merchandise inventories were down 3.3% at the end of the third quarter of 2004 as compared to the third quarter of 2003. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 34.8% of net sales for the third quarter of 2004, compared to 35.0% for the third quarter of 2003. Included in SG&A expenses for the third quarter of 2004 were approximately $22 million of severance, relocation, real estate write-downs and other costs incurred in connection with store closings, the Burdines-Macy's consolidation and the home store centralization. Included in SG&A expenses for the third quarter of 2003 were approximately $29 million of costs incurred in connection with store closings and the Rich's-Macy's consolidation.

Net interest expense was $55 million for the third quarter of 2004, compared to $61 million for the third quarter of 2003 due principally to the effect of the repurchase during the second quarter of 2004 of $274 million of the Company's 8.5% Senior Notes due 2010.

The Company's effective income tax rate of 38.0% for the third quarter of 2004 and 39.8% for the third quarter of 2003 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes.

Comparison of the 39 Weeks Ended October 30, 2004 and November 1, 2003

Net income for 2004 totaled $249 million, compared to net income of $233 million for 2003. Net income for 2004 reflects strong sales and gross margin performance in 2004, partially offset by the higher interest expense associated with the repurchase of $274 million of the Company's 8.5% senior notes due 2010 and higher store closing, centralization and consolidation costs during 2004.

Net sales for 2004 totaled $10,556 million, compared to net sales of $10,211 million for 2003, an increase of 3.4%. On a comparable store basis (sales from stores in operation throughout 2003 and 2004), net sales also increased 3.4% compared to 2003. In 2004, sales were strongest at Bloomingdale's, Macy's West and Burdines-Macy's. By family of business, sales in 2004 were strongest in women's and men's sportswear, handbags, jewelry and luggage.

Cost of sales was 59.6% of net sales for 2004, compared to 59.9% for 2003. Included in cost of sales for 2004 were $31 million of markdowns associated with the Macy's home store centralization and the Burdines-Macy's consolidation in Florida. These markdowns are primarily related to merchandise that was being sold at Macy's-branded stores that will not continue to be sold following the Burdines-Macy's consolidation and home store centralization. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 34.4% of net sales for 2004 and 2003. SG&A expenses in 2004 reflect higher pension costs, higher selling-related expenses and higher store closing, centralization and consolidation costs, partially offset by improved bad debt expense. Included in SG&A expenses for 2004 were approximately $55 million of severance, relocation, real estate write-downs, lease-termination and other costs incurred in connection with store closings, the Burdines-Macy's consolidation and the home store centralization. Included in SG&A expenses for 2003 were approximately $47 million of costs incurred in connection with store closings and the Rich's-Macy's consolidation.

Net interest expense was $234 million for 2004, compared to $196 million for 2003. Net interest expense for 2004 includes $59 million of costs associated with the repurchase of $274 million of the Company's 8.5% senior notes due 2010, partially offset by the impact of lower levels of borrowings.

The Company's effective income tax rate of 38.1% for 2004 and 39.7% for 2003 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by operating activities in 2004 was $381 million, compared to the $630 million provided in 2003. Cash provided by operating activities in 2003 benefited from lower income tax payments resulting from the use of Fingerhut net operating losses.

Net cash used by investing activities was $324 million for 2004, compared to $356 million for 2003. Investing activities for 2004 included purchases of property and equipment totaling $316 million, capitalized software of $59 million and the $30 million collection on notes receivable. Investing activities for 2003 included purchases of property and equipment totaling $313 million and capitalized software of $46 million. The Company opened four new department stores and one furniture gallery during 2004 and plans to open three additional furniture galleries during the remainder of 2004. The Company's budgeted capital expenditures continue to be approximately $600 million for fiscal year 2004.

Net cash used by the Company for all financing activities was $770 million for 2004, including $364 million of debt repayments, the acquisition of 14.6 million shares of its common stock at an approximate cost of $689 million, the issuance of $138 million of its common stock, primarily related to the exercise of stock options, and $70 million of cash dividends paid. Net cash used by the Company for all financing activities was $763 million for 2003, including the repayment of $450 million of the Company's 8.5% senior notes that were due in 2003 and the acquisition of 13.1 million shares of its common stock at an approximate cost of $485 million.

The debt repaid in 2004 includes the repurchase of $274 million of the Company's 8.5% senior notes due 2010 and $85 million of the Company's 6.79% senior debentures due 2027. Certain holders of the Company's 6.79% senior debentures due 2027 elected to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued interest to the date of repayment. As of October 30, 2004, the remaining $165 million of 6.79% senior debentures due 2027 is classified as long-term debt.

The Company's board of directors approved additional $750 million authorizations to the Company's existing share repurchase program on February 27, 2004 and July 20, 2004. These new authorizations are additive to the existing repurchase program, which as of October 30, 2004 had approximately $883 million of authorization remaining. The Company currently intends to repurchase between $700-$900 million of its common stock during fiscal year 2004. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On October 21, 2004, the Company's board of directors declared a quarterly dividend of 13.5 cents per share on its common stock. This dividend is payable January 3, 2005 to shareholders of record at the close of business on December 15, 2004.

On May 25, 2004, the aggregate size of the commercial paper conduit programs used to finance the Company's non-proprietary credit card receivables was increased from $700 million to $750 million. On November 4, 2004 and on November 29, 2004, the aggregate size of these programs was increased again. The total borrowing capacity under these programs is currently $850 million.

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

As of the date of this report, the Company is exploring various alternatives with respect to its credit card related assets, including the possible purchase of the portion of the Macy's accounts currently owned by GE Capital Consumer Card Co. ("GE Bank"), the possible sale of all or a portion of the Company-owned accounts and related assets or the entry into modified arrangements with GE Bank or another third party with respect thereto.

Outlook

The Company is assuming that general economic and other conditions and consumer confidence and demand will be such that comparable store sales will be flat to up 1.5 percent in the fourth quarter of the fiscal year, which ends January 29, 2005. The Company expects to achieve earnings per share on a diluted basis of $3.73 to $3.83 in fiscal 2004, including earnings per diluted share of $2.45 to $2.55 for the fourth quarter. For the fourth quarter, this estimate includes store closing and consolidation costs of $22-$24 million, of which a total of $4 million is expected to be recorded in cost of sales as inventory valuation adjustments. In connection with these estimates, the Company is assuming that the gross margin rate will be relatively flat in the fourth quarter compared to 2003. SG&A expense dollars are expected to be up during the fourth quarter, due to the previously mentioned costs and higher pension expenses.

The accuracy of the foregoing assumptions and the resulting forecasts is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Other Information" in Item 5 of Part II of this report for a discussion of matters that could cause actual results to vary from the Company's expectations.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 30, 2004, an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

The Company and its subsidiary, Macy's West, Inc., were named as defendants in a civil action filed by the California Attorney General. The complaint was filed on June 23, 2004 in Alameda County Superior Court. The complaint alleges violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986, California Health & Safety Code Sections 25249.5 et seq., also known as Proposition 65 ("Prop 65") on the basis that the Company offers for sale fashion jewelry containing levels of lead requiring a warning under Prop 65 and that such warning had not been provided. The plaintiffs seek injunctive relief, civil penalties, and attorneys' fees and costs. Based on the information presently available to the Company, management expects that the ultimate resolution of this action will not have a material impact on the Company's financial condition, results of operations or cash flows.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2004:

	Total Number of Shares Purchased (1)	Average Price per Share ($)	Number of Shares Purchased Under Program (2)	Open Authorization Remaining (2) ($)
	(thousands)		(thousands)	(millions)

August 1, 2004 - August 28, 2004	2,312	44.84	2,307	1,115

August 29, 2004 - October 2, 2004	2,889	45.22	2,889	985

October 3, 2004 - October 30, 2004	2,184	46.80	2,184	883

Total	7,385	45.57	7,380

_______________________

(1)      Includes shares accepted in lieu of cash to pay employee tax liabilities upon the lapse of restrictions on restricted stock and upon the distribution of Common Stock under the Company's deferred compensation plans.

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

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 5. Other Information.

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or war. Such statements should not be relied upon as continuing to reflect the expectations of management or the current status of any matter referred to therein as of any date subsequent to the date on which such statements are made. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 6. Exhibits and Reports on Form 8-K.

A.	Exhibits

	10.1	Commercial Paper Dealer Agreement between the Company, as Issuer and Banc of America Securities, LLC, as Dealer, dated as of September 30, 2004

10.2

First Amendment to Class A Certificate Purchase Agreement, dated November 4, 2004, by and among Prime II Receivables Corporation ("Prime II"), FDS Bank, Bank One, NA and Jupiter Securitization Corporation

	10.3	First Amendment to Class B Certificate Purchase Agreement, dated November 4, 2004, by and among Prime II, FDS Bank, Bank One, NA and Jupiter Securitization Corporation

	10.4	Fifth Amendment to Class A Certificate Purchase Agreement, dated November 29, 2004, by and among Prime II, FDS Bank, Market Street Funding Corporation and PNC Bank, National Association

	10.5	Fifth Amendment to Class B Certificate Purchase Agreement, dated November 29, 2004, by and among Prime II, FDS Bank, Market Street Funding Corporation and PNC Bank, National Association

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

	32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

B.	Reports on Form 8-K

	1.	Current report on Form 8-K, dated August 5, 2004, reporting matters under items 5, 7 and 12 thereof.

	2.	Current report on Form 8-K, dated August 11, 2004, reporting matters under items 7 and 12 thereof.

FEDERATED DEPARTMENT STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: December 9, 2004	By: /s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)