Form 10-K
period 2005-01-29
FEDERATED DEPARTMENT STORES INC /DE/
filed 2005-03-28
CIK 794367

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 29, 2005	Commission File Number 1-13536

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

               Yes           ☑          No          ☐

     There were 167,598,278 shares of the Company’s Common Stock outstanding as of February 25, 2005, excluding shares held in the treasury of the Company or by subsidiaries of the Company.

     The aggregate market value of the Company’s Common Stock, excluding shares held in the treasury of the Company or by subsidiaries of the Company, based upon the last sale price as reported on the New York Stock Exchange Composite Tape on July 30, 2004, was approximately $8,397,324,000.

Documents Incorporated by Reference

     Portions of the definitive proxy statement (the “Proxy Statement”) relating to the Company’s 2005 Annual Meeting of Stockholders (the “Annual Meeting”) are incorporated by reference in Part III hereof.

     Unless the context requires otherwise references to“2004,” “2003,” “2002,” “2001” and “2000” are references to the Company’s fiscal years ended January 29, 2005, January 31, 2004, February 1, 2003, February 2, 2002 and February 3, 2001, respectively.

Forward-Looking Statements

     This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or war. Without limiting the generality of the foregoing, forward-looking statements regarding the proposed acquisition of The May Department Stores Company are subject to risks and uncertainties relating to, among other things, obtaining governmental approvals of the transaction on the proposed terms and schedule, approval of the transaction by Federated and May stockholders, other conditions to consummation, successful and timely integration of the acquired businesses with the Company’s existing businesses, timely realization of expected cost savings and other synergies, and potential disruption from the transaction which could make it more difficult to maintain relationships with the companies’ respective employees, customers and vendors. No forward-looking statements should be relied upon as continuing to reflect the expectations of management or the current status of any matter referred to therein as of any date subsequent to the date on which such statements are made. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including the proposed acquisition of The May Department Stores Company, transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; competitive pressures from department and specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as “Risk Factors” and “Special Considerations” in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 1. Business.

     General. The Company is a Delaware corporation. The Company and its predecessors have been operating department stores since 1820.

     As of January 29, 2005, the Company, through its subsidiaries, operated 394 department stores and 65 furniture galleries and other specialty stores. The stores are located in 34 states, Puerto Rico and Guam, with 152 stores being located on the west coast, 104 stores in the southeast, 90 stores in the northeast, 48 stores in the midwest and the remaining 65 stores spread in other areas of the United States and its territories. Prior to March 6, 2005, the stores were operated under the names “Bloomingdale’s,” “Bon-Macy’s,” “Burdines-Macy’s,” “Goldsmith’s-Macy’s,” “Lazarus-Macy’s”, “Macy’s” and “Rich’s-Macy’s.” Pursuant to a broad national strategy announced by the Company in September 2004 to more fully leverage its “Macy’s” brand, the stores operating under the names “Bon-Macy’s,” “Burdines-Macy’s,” “Goldsmith’s-Macy’s,” “Lazarus-Macy’s” and “Rich’s-Macy’s” were renamed effective March 6, 2005, to become “Macy’s” stores. The department stores sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.

     The Company, through its subsidiaries, conducts direct-to-customer mail catalog and electronic commerce businesses under the names “Bloomingdale’s By Mail” and “macys.com.” Additionally, the Company offers an on-line bridal registry to customers.

     The Company provides various support functions to its retail operating divisions on an integrated, company-wide basis.

•	The Company’s financial, administrative and credit services subsidiary, FACS Group, Inc. (“FACS”), provides credit processing, collections, customer service and credit marketing services for the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary and non-proprietary credit card accounts owned by the Company and credit processing, customer service and credit marketing in respect of “Macy’s” credit card accounts owned by GE Money Bank (“GE Bank”). In addition, FACS provides payroll and benefits services to the Company’s retail operating and service subsidiaries and divisions.

GE Bank owns all of the “Macy’s” credit card accounts originated prior to December 19, 1994, when R.H. Macy & Co., Inc. was acquired pursuant to a merger and an allocated portion of the “Macy’s” credit card accounts originated subsequent to such merger. Various arrangements between the Company and GE Bank in respect of the “Macy’s” credit card accounts owned by GE Bank are set forth in a credit card program agreement. The initial term of the credit card program agreement expires in April 2006 and automatically renews for successive one-year periods unless either party provides prior written notice of its intention to terminate at the end of the then-current term. As of the date of this report, the Company is exploring various alternatives with respect to its credit card related operations, including the possible purchase of the portion of the Macy’s accounts currently owned by GE Bank, the possible sale of all or a portion of the Company-owned accounts and related assets or the entry into modified arrangements with GE Bank or another third party with respect thereto.

•	The Company’s data processing subsidiary, Federated Systems Group, Inc. (“FSG”), provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service subsidiaries and divisions.

•	Macy’s Merchandising Group, LLC (“MMG”), a wholly-owned indirect subsidiary of the Company and successor in interest to Federated Merchandising Group, helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store franchises. MMG is also responsible for all of the private label development of the Company’s retail operating divisions. However, Bloomingdale’s sources some of its private label merchandise through Associated Merchandising Corporation.

•	Federated Logistics and Operations (“FLO”), a division of a subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating subsidiaries and divisions.

•	Since April 2004, Macy’s Home Store, LLC, a wholly-owned indirect subsidiary of the Company and successor in interest to Macy’s Home Store, an unincorporated division of the Company, has been responsible for the overall strategy, merchandising and marketing of home-related categories of business in all of the Company’s retail operating stores, except stores operated under the “Bloomingdale’s” name.

•	A specialized staff maintained in the Company’s corporate offices provides services for all divisions of the Company in such areas as accounting, legal, marketing, real estate and insurance, as well as various other corporate office functions.

     FACS, FSG and MMG also offer their services to unrelated third parties.

     The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.

     Employees. As of January 29, 2005, the Company had approximately 112,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of January 29, 2005 were represented by unions. Management considers its relations with its employees to be satisfactory.

     Seasonality. The retail business is seasonal in nature with a high proportion of sales and operating income generated in the months of November and December. Working capital requirements fluctuate during the year, increasing somewhat in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the holiday season when the Company must carry significantly higher inventory levels.

     Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2004. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

     Competition. The retailing industry is intensely competitive. The Company’s stores and direct-to-customer business operations compete with many retailing formats in the geographic areas in which they operate, including department stores, specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets, among others. The retailers with which the Company competes include Dillard’s, J.C. Penney, Kohl’s, May, Nordstrom, Sears, Neiman Marcus, Saks, Gap, Limited, Old Navy, TJ Maxx, Wal-Mart, Target, Linens ‘n Things and Bed Bath & Beyond. The Company seeks to attract customers by offering superior selections, value pricing, and strong private label merchandise in stores that are located in premier locations, and by providing an exciting shopping environment and superior service. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

     Proposed acquisition of May Department Stores. On February 27, 2005, the Company entered into an agreement (the “Merger Agreement”) with The May Department Stores Company (“May”) providing for the merger of May with a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, May stockholders will be entitled to receive in exchange for their May common stock, a combination of cash and shares of the Company’s Common Stock. The Company estimates that the Merger payments to May stockholders will total approximately $5.5 billion in cash and 95.9 million shares of Company common stock.

     As of January 29, 2005, May operated 491 department stores under the names of Famous-Barr, Filene’s, Foley’s, Hecht’s, Kaufmann’s, Lord & Taylor, L.S. Ayres, Marshall Field’s, Meier & Frank, Robinsons-May, Strawbridge’s, and The Jones Store, as well as 239 David’s Bridal stores, 449 After Hours Formalwear stores, and 11 Priscilla of Boston stores. These stores are located in 46 states, Puerto Rico and the District of Columbia. Following the completion of the Merger, the Company will operate more than 950 department stores, along with approximately 700 bridal and formalwear stores, in 49 states, Guam, Puerto Rico and the District of Columbia.

     The completion of the Merger is subject to approval by the stockholders of the Company and May and the satisfaction of other customary conditions, including antitrust approval. The Merger is expected to close in the third quarter of 2005.

     Available Information. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at http://www.fds.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition, the Company has made the following available free of charge through its website at http://www.fds.com:

•	Audit Committee Charter,

•	Compensation and Management Development Committee Charter,

•	Nominating and Corporate Governance Committee Charter,

•	Corporate Governance Guidelines, and

•	Code of Business Conduct and Ethics.

Item 1A. Executive Officers of the Registrant.

     The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	53	Chairman of the Board; President and Chief Executive Officer; Director
Ronald W. Tysoe	52	Vice Chair; Director
Thomas G. Cody	63	Vice Chair
Thomas L. Cole	56	Vice Chair
Janet E. Grove	53	Vice Chair
Susan D. Kronick	53	Vice Chair
Karen M. Hoguet	48	Senior Vice President and Chief Financial Officer
Dennis J. Broderick	56	Senior Vice President, General Counsel and Secretary
Joel A. Belsky	51	Vice President and Controller

     Terry J. Lundgren has been Chairman of the Board since January 15, 2004 and President and Chief Executive Officer of the Company since February 26, 2003; prior thereto he served as the President / Chief Operating Officer and Chief Merchandising Officer of the Company since April 15, 2002. Prior to April 15, 2002 Mr. Lundgren served as the President and Chief Merchandising Officer of the Company since May 1997.

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

     Thomas L. Cole has been Vice Chair, Support Operations, since February 26, 2003 and Chairman of FLO since 1995, FSG since 2001 and FACS since 2002.

     Janet E. Grove has been Vice Chair, Merchandising, Private Brand and Product Development, since February 26, 2003 and Chairman of MMG since 1998 and Chief Executive Officer of MMG since 1999.

     Susan D. Kronick has been Vice Chair, Department Store Divisions, since February 26, 2003; prior thereto she served as Group President, Regional Department Stores, since April 2001 and prior thereto as Chairman and Chief Executive Officer of Burdines, Inc. since June 1997.

     Karen M. Hoguet has been Senior Vice President of the Company since April 1991 and Chief Financial Officer of the Company since October 31, 1997.

     Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990.

     Joel A. Belsky has been Vice President and Controller of the Company since October 1996.

Item 2. Properties.

     The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 29, 2005, the Company operated 459 stores in 34 states, Puerto Rico and Guam, comprising a total of approximately 83,300,000 square feet. Of such stores, 202 were owned, 169 were leased and 88 stores were operated under arrangements where the Company owned the building and leased the land. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase or decrease over time.

Item 3. Legal Proceedings.

     The Company and certain members of its senior management were named defendants in five substantially identical purported class action complaints filed on behalf of persons who purchased shares of the Company’s Common Stock between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions were consolidated into a single case (In Re Federated Department Stores, Inc. Securities Litigation, Case No. 00-CV-6362 (RCC)) and a consolidated amended complaint (the “Complaint”) was filed. The Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis of claims that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at the Company’s former subsidiary, Fingerhut Companies, Inc. (“Fingerhut”). The plaintiffs sought unspecified amounts of compensatory damages and costs, including legal fees. The Company filed a Motion to Dismiss the Complaint on January 22, 2002, and on March 11, 2004, the court dismissed the Complaint without prejudice. On May 18, 2004, the plaintiffs filed a second amended complaint (the “Second Amended Complaint”), asserting the same claims as in the earlier versions of the Complaint. The Company filed a Motion to Dismiss the Second Amended Complaint on July 7, 2004, and is awaiting a response from the Court.

     The Company and its subsidiary, Macy’s West, Inc., were named as defendants in a civil action filed by the California Attorney General. The complaint was filed on June 23, 2004 in Alameda County Superior Court. The complaint alleges violations of California’s Safe Drinking Water and Toxic Enforcement Act of 1986, California Health & Safety Code §§25249.5 et seq., also known as Proposition 65 (“Prop 65”) on the basis that the Company offers for sale fashion jewelry containing levels of lead requiring a warning under Prop 65 and that such warning had not been provided. The plaintiffs seek injunctive relief, civil penalties, and attorneys’ fees and costs. Based on the information presently available to the Company, management expects that the ultimate resolution of this action will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security-Holders.

     None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “FD.” As of January 29, 2005, the Company had approximately 11,853 stockholders of record. The following table sets forth for each fiscal quarter during 2004 and 2003 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared each fiscal quarter on each share of Common Stock.

	2004			2003
	Low	High	Dividend	Low	High	Dividend
1st Quarter	46.95	55.06	0.125	23.51	30.91	—
2nd Quarter	44.07	51.07	0.135	29.93	40.90	0.125
3rd Quarter	42.80	51.10	0.135	38.50	47.93	0.125
4th Quarter	49.33	59.40	0.135	42.54	50.60	0.125

The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2004.

	Total Number of	Average	Number of Shares	Open
	Shares	Price per	Purchased Under	Authorization
	Purchased (1)	Share ($)	Program (2)	Remaining (2) (3) ($)
	(thousands)		(thousands)	(millions)
October 31, 2004 – November 27, 2004	760	56.00	760	840

November 28, 2004 - January 1, 2005	2,322	55.69	2,322	711

January 2, 2005 – January 29, 2005	705	57.33	705	670

Total	3,787	56.06	3,787

(1)	Includes shares accepted in lieu of cash to pay employee tax liabilities upon the lapse of restrictions on restricted stock and upon the distribution of Common Stock under the Company’s deferred compensation plans.

(2)	The Company’s board of directors initially approved a $500 million authorization to purchase Common Stock on January 26, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003 and additional $750 million authorizations on each of February 27, 2004 and July 20, 2004. All authorizations are cumulative and do not have an expiration date.

(3)	In connection with the proposed acquisition of The May Department Stores Company, the Company has suspended repurchases under the Company’s share repurchase plan.

Item 6. Selected Financial Data.

     The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2004	2003	2002	2001	2000*
	(millions, except per share data)
Consolidated Statement of Operations Data:
Net Sales	$15,630	$15,264	$15,435	$15,651	$16,638
Cost of sales	9,297	9,099	9,255	9,584	9,955

Gross margin	6,333	6,165	6,180	6,067	6,683
Selling, general and administrative expenses	4,933	4,824	4,837	4,801	4,912
Asset impairment and restructuring charges	—	—	—	162	80

Operating income	1,400	1,341	1,343	1,104	1,691
Interest expense (a)	(299)	(266)	(311)	(347)	(327)
Interest income	15	9	16	7	6

Income from continuing operations before income taxes	1,116	1,084	1,048	764	1,370
Federal, state and local income tax expense	(427)	(391)	(410)	(256)	(549)

Income from continuing operations	689	693	638	508	821
Discontinued operations (b)	—	—	180	(784)	(1,005)

Net income (loss)	$689	$693	$818	$(276)	$(184)

Basic earnings (loss) per share:
Income from continuing operations	$3.93	$3.76	$3.23	$2.60	$4.01
Net income (loss)	3.93	3.76	4.15	$(1.41)	$(.90)
Diluted earnings (loss) per share:
Income from continuing operations	$3.86	$3.71	$3.21	$2.54	$3.97
Net income (loss)	3.86	3.71	4.12	(1.38)	(.89)
Average number of shares outstanding	174.5	183.8	196.6	195.1	204.3
Cash dividends paid per share	$.53	$.375	$—	$—	$—
Depreciation and amortization	$737	$710	$680	$689	$651
Capital expenditures	$548	$568	$627	$651	$786
Balance Sheet Data (at year end):
Cash and cash equivalents	$868	$925	$716	$636	$222
Total assets	14,885	14,550	14,441	16,112	17,012
Short-term debt	1,242	908	946	1,012	1,117
Long-term debt	2,637	3,151	3,408	3,859	3,845
Shareholders’ equity	6,167	5,940	5,762	5,564	5,822

*	53 weeks

(a)	Interest expense includes costs of approzimately $59 million in 2004 and $16 million in 2001 associated with repurchases of the Company’s long-term debt.

(b)	Discontinued operations include the after-tax operations of Fingerhut Companies, Inc. in 2001 and 2000. 2001 includes the estimated after tax-loss on the disposal of discontinued operations of $770 million. 2002 represents adjustments to the estimated loss on disposal of discontinued operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is a retail organization operating department stores that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 34 states, Puerto Rico and Guam. The highest concentration of stores are on the west coast, in the southeast and in the northeast. The Company’s operations are significantly impacted by competitive pressures from department stores, specialty stores and mass merchandisers and all other retail channels, and general consumer-spending levels, including the impact of employment levels.

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

     In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy’s brand. The Company propelled Macy’s presence nationwide through successful co-branding with the Company’s regional department store nameplates. The co-branding allowed the Company to magnify the impact of marketing on a nationwide basis, as well as to leverage major events such as the Macy’s Thanksgiving Day Parade. Continuing with the Company’s strategy to more fully utilize its Macy’s brand, the Company converted all of its co-branded regional department stores to the Macy’s nameplate on March 6, 2005. As a result, the Company currently operates coast to coast exclusively under two retail brands — Macy’s and Bloomingdale’s. Also in 2005, the Company launched a new nationwide Macy’s customer loyalty program, called Star Rewards, in coordination with the launch of the Macy’s nameplate in cities across the country. The program will provide an enhanced level of offers and benefits to Macy’s best customers.

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

     In early 2004, the Company announced a further step in reinventing its department stores – the creation of a centralized organization to be responsible for the overall strategy, merchandising and marketing of home-related categories of business in all of its Macy’s-branded stores. The centralized operation is expected to accelerate sales in these categories largely by improving and further differentiating the Company’s home-related merchandise assortments.

     During 2004, the Company took additional steps to put its strong cash flow to work towards increasing shareholder return, including increasing its annual cash dividend to $.54 per share, increasing its authorization under its share repurchase program, repurchasing approximately $901 million of its Common Stock and repurchasing $274 million of its 8.5% senior notes due 2010.

     On February 27, 2005, the Company entered into an agreement (the “Merger Agreement”) with The May Department Stores Company (“May”) providing for the merger of May with a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, May stockholders will be entitled to receive in exchange for their May common stock a combination of cash and shares of Company common stock. The Company estimates that the merger payments to May stockholders will total approximately $5.5 billion in cash and 95.9 million shares of Company common stock. The Company has committed to increase its annual dividend to $1 per share following the completion of the Merger.

     The Merger is expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows. May’s reported net sales and net earnings for the fiscal year ended January 29, 2005 were $14,441 and $524 million, respectively. May’s reported total assets and total liabilities (including ESOP preference shares) at January 29, 2005 were $15,151 million and $10,676 million, respectively. May’s reported long-term debt (including the current portion thereof) at January 29, 2005 was $5,807 million. The Company expects that the Merger will be accretive to its earnings per share in 2007. The Company expects to realize approximately $450 million in annual cost savings by 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company. In addition, the Company anticipates incurring approximately $1 billion in one-time costs related to the acquisition and integration, spread out over a three-year period beginning in 2005.

     The completion of the Merger is subject to approval by the stockholders of the Company and May and the satisfaction of other customary conditions, including antitrust approval. The Merger is expected to close in the third quarter of 2005. If the Merger Agreement were terminated under specified circumstances, May would be required to pay to the Company a fee in the amount of $350 million. If the Merger Agreement were terminated under certain other specified circumstances, the Company would be required to pay to May a fee in an amount up to $350 million.

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

Results of Operations

     Comparison of the 52 Weeks Ended January 29, 2005 and the 52 Weeks Ended January 31, 2004. Net income for 2004 totaled $689 million, compared to net income of $693 million for 2003. Net income for 2004 reflects strong sales and gross margin performance in 2004, offset by higher selling, general and administrative expenses, interest expense associated with the repurchase of $274 million of the Company’s 8.5% senior notes due 2010 and higher income tax expense. Income tax expense during 2003 benefited from a $38 million favorable tax adjustment.

     Net sales for 2004 totaled $15,630 million, compared to net sales of $15,264 million for 2003, an increase of 2.4%. On a comparable store basis (sales from stores in operation throughout 2003 and 2004), net sales increased 2.6% compared to 2003. Bloomingdales and Burdines-Macy’s produced the strongest sales performance in 2004 compared to 2003. Sales of the Company’s private label brands continued to sell extremely well throughout the store and the penetration of the Company’s private brands increased in 2004 to 17.4% of sales in Macy’s – branded stores. By family of business, sales were strong in handbags, jewelry and cosmetics as well as in children’s apparel.

     Cost of sales was 59.5% of net sales for 2004, compared to 59.6% for 2003. Cost of sales consists of the cost of merchandise and inbound freight. Included in cost of sales for 2004 were $36 million of markdowns associated with the Macy’s home store centralization and the consolidation of six Macy’s stores operating in Florida into the Burdines-Macy’s organization. These markdowns are primarily related to merchandise that was being sold at Macy’s-branded stores that will not continue to be sold following the home store centralization and the Burdines-Macy’s consolidation. The cost of sales rate and corresponding gross margin in 2004, excluding the home store centralization and the Burdines-Macy’s consolidation markdowns, benefited from lower net markdowns due to the lower inventory levels and improved sales. Merchandise inventories were down 3% at the end of 2004 as compared to the end of 2003. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

     Selling, general and administrative (“SG&A”) expenses were 31.5% of net sales for 2004 compared to 31.6% for 2003. SG&A expenses in 2004 reflect higher pension costs and higher selling-related costs, partially offset by improved bad debt expense. Included in SG&A expenses for 2004 were approximately $63 million of costs incurred in connection with the home store centralization, the Burdines-Macy’s consolidation and other store closings. Included in SG&A expenses for 2003 were approximately $59 million of costs incurred in connection with the Rich’s-Macy’s and Burdines-Macy’s consolidations and other announced store closings

     Net interest expense was $284 million for 2004 compared to $257 million for 2003. Net interest expense for 2004 includes $59 million of costs associated with the repurchase of $274 million of the Company’s 8.5% senior notes due 2010, partially offset by the impact of lower levels of borrowings.

     The Company’s effective income tax rates of 38.3% for 2004 and 36.0% for 2003 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes and the impact of a $38 million favorable tax adjustment in 2003. The favorable tax adjustment in 2003 reduced income tax expense by $38 million and resulted from a change in estimate of the effective tax rate at which existing deferred tax assets and liabilities will ultimately be settled.

     Comparison of the 52 Weeks Ended January 31, 2004 and the 52 Weeks Ended February 1, 2003. Income from continuing operations and net income for 2003 totaled $693 million, compared to income from continuing operations of $638 million and net income of $818 million for 2002. Net income for 2002 included $180 million of income from the disposal of discontinued operations, net of tax effect. The higher income from continuing operations in 2003 primarily resulted from a combination of lower interest expense and a $38 million favorable income tax adjustment.

     Net sales for 2003 totaled $15,264 million, compared to net sales of $15,435 million for 2002, a decrease of 1.1%. On a comparable store basis (sales from stores in operation throughout 2002 and 2003), net sales decreased 0.9% compared to 2002. Bloomingdale’s produced the strongest sales performance in 2003 compared to 2002. Sales of the Company’s private label brands continued to outperform the national brands and the penetration of the Company’s private brands increased in 2003. By family of business, sales were strong in career apparel and more updated fashions in both men’s and women’s wear. Sales were also strong in handbags, jewelry, cosmetics, furniture and bedding. Weaker sales trends continued to be experienced in the soft home areas – primarily tabletop (china, silver, glass) and housewares.

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

     SG&A expenses were 31.6% of net sales for 2003 compared to 31.3% for 2002. SG&A expenses in actual dollars for 2003 decreased 0.3% compared to 2002. Included in SG&A expenses for 2003 were approximately $59 million of costs incurred in connection with the Rich’s-Macy’s and Burdines-Macy’s consolidations and other announced store closings. Included in SG&A expenses for 2002 were approximately $68 million of costs incurred in connection with the Rich’s-Macy’s consolidation and other announced store closings. Excluding the store closing and consolidation costs in both 2003 and 2002, SG&A expenses in actual dollars would be relatively flat compared to 2002. Higher depreciation and amortization expense and increases in pension and medical costs in 2003 were offset by lower selling costs and reductions in pre-opening expenses.

     Net interest expense was $257 million for 2003 compared to $295 million for 2002, primarily due to lower levels of borrowings .

     The Company’s effective income tax rate of 36.0% for 2003 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from other items, partially offset by a favorable tax adjustment. The favorable tax adjustment reduced income tax expense for 2003 by $38 million and resulted from a change in estimate of the effective tax rate at which existing deferred tax assets and liabilities will ultimately be settled. The Company’s effective income tax rate of 39.1% for 2002 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and permanent differences arising from other items.

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

     Net cash provided by continuing operating activities in 2004 was $1,507 million, compared to the $1,776 million provided in 2003. Cash provided by continuing operating activities in 2003 benefited from lower income tax payments resulting from the use of Fingerhut net operating losses.

     Net cash used by continuing investing activities was $727 million for 2004, compared to $748 million for 2003. Investing activities for 2004 included purchases of property and equipment totaling $467 million, capitalized software of $81 million, an increase in non-proprietary accounts receivable of $236 million and a $30 million collection on notes receivable. Investing activities for 2003 included purchases of property and equipment totaling $508 million, capitalized software of $60 million and an increase in non-proprietary accounts receivable of $186 million.

     The Company opened four department stores, four furniture stores and expanded into two additional locations in existing malls during 2004, compared to opening six department stores, four furniture stores and two home stores during 2003. The Company intends to open two new department stores before the fourth quarter of 2005. The Company’s annual budgeted capital expenditures with respect to its current operations are approximately $600 million for 2005, 2006 and 2007. Management presently anticipates funding such expenditures with cash from operations.

     Historically, the Company presented the aggregate cash flows generated from both the Company’s proprietary and non-proprietary credit card accounts as cash flows from operating activities in the consolidated statements of cash flows. The Company has changed its presentation of cash flows generated from the non-proprietary credit card accounts from operating to investing activities within the consolidated statements of cash flows, as the loans generated were predominately related to activities external to the Company’s sales of merchandise and services. As such, the Company has reclassified prior years’ amounts to conform with the classifications of such amounts for the most recent year.

     The impact on the respective line items of the statements of cash flows is as follows:

	2003	2002
	(millions)
As Previously Reported
(Increase) decrease in accounts receivable	$(257)	$39
Net cash provided by continuing operating activities	1,590	1,168
Net cash used by continuing investing activities	(562)	(637)

As Reclassified
(Increase) decrease in proprietary and other accounts receivable not separately identified	$(71)	$81
Net cash provided by continuing operating activities	1,776	1,210
Increase in non-proprietary accounts receivable	(186)	(42)
Net cash used by continuing investing activities	(748)	(679)

     Net cash used by the Company for continuing financing activities was $837 million 2004, compared to $819 million in 2003. Financing activities in 2004 included debt repayments of $365 million, the acquisition of 18.3 million shares of Company Common Stock at an approximate cost of $901 million, cash dividends paid of $93 million and the issuance of $298 million of Company Common Stock, primarily related to the exercise of stock options. Financing activities in 2003 included debt repayments of $457 million, the acquisition of 16.5 million shares of Company Common Stock at an approximate cost of $645 million, cash dividends paid of $69 million and the issuance of $193 million of Company Common Stock, primarily related to the exercise of stock options.

     The debt repaid in 2004 includes the repurchase of $274 million of the Company’s 8.5% senior notes due 2010 and $85 million of the Company’s 6.79% senior debentures due 2027. Certain holders of the Company’s 6.79% senior debentures due 2027 elected to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued interest to the date of repayment. As of January 29, 2005, the remaining $165 million of 6.79% senior debentures due 2027 is classified as long-term debt.

     The Company’s board of directors approved additional $750 million authorizations to the Company’s existing share repurchase program on February 27, 2004 and July 20, 2004. As of January 29, 2005, the share repurchase program had approximately $670 million of authorization remaining. In connection with the proposed acquisition of The May Department Stores Company, the Company has suspended repurchases under the Company’s share repurchase program.

     The Company was party to a 364-Day Credit Agreement, pursuant to which certain financial institutions had provided the Company with a $200 million revolving loan facility which expired June 25, 2004. Based upon an assessment of the Company’s liquidity needs, this agreement was not renewed. However, the Company’s related $1.2 billion Five-Year Credit Agreement, which expires June 29, 2006, remains effective.

     The Company finances its proprietary credit card receivables, which arise solely from sales originated in the conduct of the Company’s retail operations, using on-balance sheet financing arrangements, including term receivables-backed certificates issued by a consolidated subsidiary of the Company together with receivables-backed commercial paper issued by another consolidated subsidiary of the Company. At January 29, 2005, these arrangements included a $375 million asset-backed commercial paper program. Under the $375 million commercial paper program, a consolidated special purpose subsidiary of the Company issues commercial paper backed by a Class A Variable Funding Certificate issued out of the Prime Credit Card Master Trust which holds the proprietary receivables. If the subsidiary is unable to issue commercial paper to fund maturities of outstanding commercial paper, it has the ability to borrow under a liquidity facility with a number of banks in order to repay the commercial paper. The commercial paper investors have no recourse back to the Company. As of January 29, 2005, and January 31, 2004, there were no such commercial paper or liquidity borrowings outstanding.

     The Company finances its non-proprietary credit card receivables, which arise from transactions originated by merchants that accept third-party credit cards issued by the Company’s FDS Bank subsidiary, using on-balance sheet financing arrangements. Under these arrangements, a consolidated special purpose subsidiary of the Company sells Class A and Class B Variable Funding Certificates, issued out of the Prime Credit Card Master Trust II (“Trust II”), which holds the non-proprietary receivables, to three unrelated bank commercial paper conduit programs. During 2004, the aggregate size of the commercial paper conduit programs used to finance the Company’s non-proprietary credit card receivables was increased from $700 million to $850 million. As of January 29, 2005, there were $836 million of receivables-backed borrowings outstanding under these arrangements, which were classified as short-term debt. In 2003 and 2004, there was an increase in the Company’s non-proprietary credit card portfolio due to greater penetration of the Company’s customer base.

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

     The Company is a party to a Five-Year $1,200 million unsecured revolving credit facility that expires in June 2006. At January 29, 2005, the Company had no borrowings outstanding under this facility, but had $44 million of letters of credit outstanding under the facility. The issuance of commercial paper under the Company’s $1,200 million unsecured commercial paper facility program will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Company’s $1,200 million bank credit agreements by an amount equal to the face amount of such commercial paper. There were no borrowings under the commercial paper program in 2004 or as of January 29, 2005. The Company’s bank credit agreement requires the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. The interest coverage ratio for 2004 was 7.83 and at January 29, 2005 the leverage ratio was .39. Management believes that the likelihood of the Company defaulting on them in the future is remote absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its debt covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately.

     At January 29, 2005, the Company had contractual obligations (within the scope of Item 303 (a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(millions)
Short-term debt	$1,238	$1,238	$—	$—	$—
Long-term debt	2,593	—	1	850	1,742
Interest on debt	2,210	201	355	310	1,344
Capital lease obligations	94	9	16	13	56
Other long-term liabilities	581	52	102	111	316
Operating leases	3,031	165	336	306	2,224
Letters of credit	46	46	—	—	—
Other obligations	1,835	1,568	170	97	—

	$11,628	$3,279	$980	$1,687	$5,682

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

     Excluding the financing requirements necessary to effect the Merger, as well as to fund the combined company’s operations, management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. For short term liquidity, the Company also relies on its $1,200 million unsecured commercial paper facility, its $375 million asset-backed commercial paper program relating to the Company’s proprietary credit card receivables and three asset-backed bank conduit commercial paper programs relating to the Company’s non-proprietary credit card receivables in an aggregate amount of $850 million (all of which are discussed above). Access to the unsecured commercial paper program is primarily dependent on the Company’s credit rating; a downgrade in its short-term rating could hinder its ability to access this market. If the Company is unable to access the unsecured commercial paper market, it has the ability to access $1,200 million pursuant to its bank credit agreement, subject to compliance with the interest coverage and leverage ratio requirements discussed above and other requirements under the agreements. The asset-backed commercial paper programs are used to finance the Company’s proprietary and non-proprietary credit card receivables. These programs are extended annually and can be used to finance the receivables as long as the net portfolio yields remain positive and the Company remains in compliance with other requirements under these agreements. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt (both unsecured and asset-backed) or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

     Management believes the department store business and other retail businesses will continue to consolidate. The Company intends from time to time to consider additional acquisitions of, and investments in, department stores and other complementary assets and companies. Acquisition transactions, including the proposed acquisition of The May Department Stores Company, are expected to be financed from one or more of the following sources: cash on hand, cash from operations, proceeds from possible transactions involving our credit card-related operations, borrowings under existing or new credit facilities and the issuance of long-term debt, commercial paper or other securities, including Common Stock.

Critical Accounting Policies

Allowance for Doubtful Accounts

     The Company evaluates the collectibility of its proprietary and non-proprietary accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Proprietary and non-proprietary accounts receivable are considered delinquent if more than one scheduled minimum payment is missed. Delinquent proprietary accounts are generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Delinquent non-proprietary accounts are generally written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. The Company reserves for doubtful proprietary accounts based on a loss-to-collections rate and doubtful non-proprietary accounts based on a roll-reserve rate. At January 29, 2005, a 0.1 percentage point change in the result of the loss-to-collections rate would impact the proprietary reserve for doubtful accounts by $2 million. At January 29, 2005, a 0.1 percentage point change in the result of the roll-reserve rate would impact the non-proprietary reserve for doubtful accounts by $1 million.

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

Pension and Supplementary Retirement Plan

     The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans using SFAS No. 87, “Employers’ Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements. The Company anticipates that pension expense and other retirement costs will increase by approximately $25 million in 2005, compared to 2004.

     Funding requirements for the Pension Plan are determined by government regulations, not SFAS No. 87. Although no funding contribution was required, the Company made a $100 million voluntary funding contribution to the Pension Plan in 2004 and a $50 million voluntary funding contribution to the Pension Plan in 2003. The Company currently anticipates that it will not be required to make any additional contributions to the Pension Plan until 2009. The Company has not yet determined whether a voluntary contribution will be made to the Pension Plan prior to this date.

     At January 29, 2005, the Company had unrecognized actuarial losses of $506 million for the Pension Plan and $106 million for the SERP. These losses will be recognized as a component of pension expense in future years in accordance with SFAS No. 87.

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

     The Company has assumed that the Pension Plan assets will generate a long-term rate of return of 8.75% for 2005 and 2004. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases as the expected rate of return on the Pension Plan assets decreases. Lowering the expected long-term rate of return on the Pension Plan assets by 0.25% (from 8.75% to 8.50%) would increase the estimated 2005 pension expense by approximately $4 million.

     The Company discounted its future pension obligations using a rate of 5.75% at December 31, 2004, compared to 6.25% at December 31, 2003. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the Pension Plan’s and SERP’s estimated payments. Pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 0.50% (from 6.25% to 5.75%)

increased the projected benefit obligation at January 29, 2005 by approximately $98 million and increased estimated 2005 pension expense by approximately $17 million.

     The assumed weighted average rate of increase in future compensation levels was 5.4% as of December 31, 2004 and 5.8% as of December 31, 2003 for the Pension Plan, and 7.2% as of December 31, 2004 and 7.7% as of December 31, 2003 for the SERP. The Company develops its increase of future compensation level assumption based on recent experience. Pension liability and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Changing the weighted average rate of increase of future compensation levels by 0.25% would change the projected benefit obligation at January 29, 2005 by approximately $7 million and change estimated 2005 pension expense by approximately $2 million.

New Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003).” This interpretation addresses the consolidation by business enterprises of variable interest entities that contain certain characteristics and was fully effective May 1, 2004. The adoption of this interpretation did not impact the Company’s consolidated financial position, results of operations or cash flows.

     In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. The accumulated postretirement benefit obligation at January 29, 2005 and the net postretirement benefit expense for 2005 reflects the effects of the Act on the Company’s postretirement benefit plans. The adoption of this position did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures (see Note 1) either for all periods presented or as of the beginning of the year of adoption.

     The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS No. 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.

     The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the requirements of this revision and has not determined its method of adoption.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Outlook

     The following statements do not reflect the proposed acquisition of The May Department Stores Company or any potential transactions involving the Company’s credit card operations. The Company currently expects to achieve diluted earnings per share in 2005 of $4.55 to $4.65: 45 to 50 cents per share in the first quarter, 80 to 85 cents per share in the second quarter and $3.20 to $3.30 per share in the second half of the fiscal year, which ends January 28, 2006. Comparable store sales increases of approximately 2.0 percent are forecasted for 2005: up about 1.0 percent for the first half of the fiscal year and up approximately 3.0 percent in the second half of 2005. In estimating comparable store sales and diluted earnings per share, the Company assumed that: general economic conditions and consumer confidence and demand would be such that the forecasted amounts of comparable store sales would be achieved; the gross margin rate would be relatively flat in 2005 as compared to 2004, excluding store closing, centralization and consolidation costs in 2004; and SG&A expenses as a percent to sales in 2005 would be up slightly compared to 2004, excluding store closing, centralization and consolidation costs in 2004. Forecasted results for 2005 reflect a lower effective tax rate of 37.7% and no planned store closing or consolidation costs. The accuracy of these assumptions and the resulting forecasts is subject to uncertainties and circumstances beyond the Company’s control. Consequently, actual results could differ materially from the forecasted results.

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

     The Company is exposed to interest rate risk primarily through its customer lending and borrowing activities, which are described in Notes 3 and 7 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 29, 2005, the Company was not a party to any derivative financial instruments. See Notes 7 and 14 to the Consolidated Financial Statements, which are incorporated herein by reference.

     Based on the Company’s market risk sensitive instruments (primarily variable rate debt) outstanding at January 29, 2005, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     a. Disclosure Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 29, 2005, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

     b. Management’s Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of January 29, 2005, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, KPMG LLP, have audited the Company’s consolidated financial statements and have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report included herein.

     c. Changes in Internal Control over Financial Reporting

     There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     d. Certifications

     The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2004 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information called for by this item is set forth under Item 2 “The Federated Annual Meeting - Election of Directors” and “Information about Federated - Compliance with Section 16(a) of the Exchange Act “ in the Proxy Statement, and “Information about Federated - Executive Officers of Federated,” and incorporated herein by reference.

Item 11. Executive Compensation.

     Information called for by this item is set forth under “Information about Federated - Executive Compensation” and “Information about Federated - Report of the Compensation and Management Committee “ in the Proxy Statement and incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information called for by this item is set forth under “Information about Federated - Beneficial Ownership of Federated Common Stock” and “Information about Federated - Stock Ownership of Directors and Executive Officers “ in the Proxy Statement and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information called for by this item is set forth under “Information about Federated - Certain Relationships and Related Transactions” in the Proxy Statement and incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     Information called for by this items is set forth under Item 4 “The Federated Annual Meeting - Ratification of Appointment of Independent Accountants” in the Proxy Statement and incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

     3. Exhibits:

     The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit		Document if Incorporated
Number	Description	by Reference

2.1	Agreement and Plan of Merger by and among the Company, Milan Acquisition Corp. and The May Department Stores Company, dated as of February 27, 2005	Exhibit 2.1 to Form 8-K filed February 28, 2005 by The May Department Stores Company

3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company’s 1994 Form 10-K

3.2	By-Laws	Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 1, 2003

4.1	Certificate of Incorporation	See Exhibits 3.1 and 3.1.1

4.2	By-Laws	See Exhibit 3.2

4.3	Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995

Exhibit		Document if Incorporated
Number	Description	by Reference

4.3.1	Eighth Supplemental Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of July 15, 1997 (the “July 1997 Form 8-K”)

4.3.2	Ninth Supplemental Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

4.4	Indenture, dated as of September 10, 1997, between the Company and Citibank, N.A., as Trustee	Exhibit 4.4 to the Company’s Amendment Number 1 to Form S-3 dated as of September 11, 1997

4.4.1	First Supplemental Indenture, dated as of February 6, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of February 6, 1998

4.4.2	Third Supplemental Trust Indenture, dated as of March 24, 1999, between the Company and Citibank, N.A., as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) dated as of April 22, 1999

4.4.3	Fourth Supplemental Trust Indenture, dated as of June 6, 2000, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of June 5, 2000

4.4.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of March 21, 2001

4.4.5	Sixth Supplemental Trust Indenture dated as of August 23, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of August 22, 2001

10.1	Five-Year Credit Agreement, dated as of June 29, 2001, by and among the Company, the Initial Lenders named therein, Citibank, N.A., as Administrative Agent and Paying Agent, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent, Fleet National Bank, as Syndication Agent, and the Bank of America, N. A., The Bank of New York and Credit Suisse First Boston, as Documentation Agents (the “Five Year Credit Agreement”)	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended August 4, 2001

10.1.1	Letter Amendment to the Five-Year Credit Agreement, dated as of October 21, 2002	Exhibit 10.2.1 to the 2003 Form 10-K

10.2	Amended and Restated Pooling and Servicing Agreement, dated as of December 15, 1992 (the “Pooling and Servicing Agreement”), among the Company, Prime Receivables Corporation (“Prime”) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), successor to Chemical Bank, as Trustee	Exhibit 4.10 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated March 29, 1993

10.2.1	First Amendment, dated as of December 1, 1993, to the Pooling and Servicing Agreement	Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 29, 1994 (the “1993 Form 10-K”)

10.2.2	Second Amendment, dated as of February 28, 1994, to the Pooling and Servicing Agreement	Exhibit 10.10.2 to the 1993 Form 10-K

Exhibit		Document if Incorporated
Number	Description	by Reference

10.2.3	Third Amendment, dated as of May 31, 1994, to the Pooling and Servicing Agreement	Exhibit 10.8.3 to the 1994 Form 10-K

10.2.4	Fourth Amendment, dated as of January 18, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.4 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 1996 (the “1995 Form 10-K”)

10.2.5	Fifth Amendment, dated as of April 30, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.5 to the 1995 Form 10-K

10.2.6	Sixth Amendment, dated as of July 27, 1995, to the Pooling and Servicing Agreement	Exhibit 10.6.6 to the 1995 Form 10-K

10.2.7	Seventh Amendment, dated as of May 14, 1996, to the Pooling and Servicing Agreement	Exhibit 10.6.7 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)

10.2.8	Eighth Amendment, dated as of March 3, 1997, to the Pooling and Servicing Agreement	Exhibit 10.6.8 to the 1996 Form 10-K

10.2.9	Ninth Amendment, dated as of August 28, 1997, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 1997

10.2.10	Tenth Amendment, dated as of August 3, 1998, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 1998

10.2.11	Eleventh Amendment, dated as of March 23, 2000, to the Pooling and Servicing Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 29, 2000 (the “July 2000 Form 10-Q”)

10.2.12	Twelfth Amendment, dated as of November 20, 2001, to the Pooling and Servicing Agreement	Exhibit 10.3.12 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2002 (the “2001 Form 10-K”)

10.2.13	Thirteenth Amendment, dated as of April 9, 2003, to the Pooling and Servicing Agreement	Exhibit 10.3.13 to the Company’s Annual Report on Form 10-K (File No. 001-13536) for the fiscal year ended January 31, 2004 (the “2003 Form 10-K”)

10.3	Assumption Agreement under the Pooling and Servicing Agreement, dated as of September 15, 1993	Exhibit 10.10.3 to the 1993 Form 10-K

10.4	Series 1992-3 Supplement, dated as of January 5, 1993, to the Pooling and Servicing Agreement	Exhibit 4.8 to Prime’s Current Report on Form 8-K (File No. 0-2118), dated January 29, 1993

10.5	Series 2000-1 Supplement, dated as of December 7, 2000, to Amended and Restated Pooling and Servicing Agreement dated as of December 15, 1992	Exhibit 1 to Prime’s Current Report on Form 8-K (File No. 033-52374), dated December 27, 2000

10.6	Receivables Purchase Agreement, dated as of December 15, 1992 (the “Receivables Purchase Agreement”), among Abraham & Straus, Inc., Bloomingdale’s, Inc., Burdines, Inc., Jordan Marsh Stores Corporation, Lazarus, Inc., Rich’s Department Stores, Inc., Stern’s Department Stores, Inc., The Bon, Inc. and Prime	Exhibit 10.2 to Prime’s Registration Statement on Form 8-A filed January 22, 1993, as amended

10.6.1	First Amendment, dated as of June 23, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.1 to 1993 Form 10-K

10.6.2	Second Amendment, dated as of December 1, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.2 to 1993 Form 10-K

10.6.3	Third Amendment, dated as of February 28, 1994, to the Receivables Purchase Agreement	Exhibit 10.14.3 to 1993 Form 10-K

10.6.4	Fourth Amendment, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.13.4 to the 1994 Form 10-K

Exhibit		Document if Incorporated
Number	Description	by Reference

10.6.5	Fifth Amendment, dated as of April 30, 1995, to the Receivables Purchase Agreement	Exhibit 10.12.5 to the 1995 Form 10-K

10.6.6	Sixth Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.6 to the 1996 Form 10-K

10.6.7	Seventh Amendment, dated as of August 26, 1995, to the Receivables Purchase Agreement	Exhibit 10.13.7 to the 1996 Form 10-K

10.6.8	Eighth Amendment, dated as of May 14, 1996, to the Receivables Purchase Agreement	Exhibit 10.13.8 to the 1996 Form 10-K

10.6.9	Ninth Amendment, dated as of March 3, 1997, to the Receivables Purchase Agreement	Exhibit 10.13.9 to the 1996 Form 10-K

10.6.10	Tenth Amendment, dated as of March 23, 2000, to the Receivables Purchase Agreement	Exhibit 10.2 to the July 2000 Form 10-Q

10.6.11	Eleventh Amendment, dated as of November 20, 2001, to Receivables Purchase Agreement	Exhibit 10.10.11 to the 2001 Form 10-K

10.6.12	Twelfth Amendment, dated as of April 9, 2003, to Receivables Purchase Agreement	Exhibit 10.7.12 to the 2003 Form 10-K

10.6.13	First Supplement, dated as of September 15, 1993, to the Receivables Purchase Agreement	Exhibit 10.14.4 to 1993 Form 10-K

10.6.14	Second Supplement, dated as of May 31, 1994, to the Receivables Purchase Agreement	Exhibit 10.12.7 to the 1995 Form 10-K

10.7	Depository Agreement, dated as of December 31, 1992, among Deerfield Funding Corporation, now known as Seven Hills Funding Corporation (“Seven Hills”), the Company, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository	Exhibit 10.15 to Company’s Annual Report on Form 10-K (File No. 1-10951) for the fiscal year ended January 30, 1993 (“1992 Form 10-K”)

10.8	Liquidity Agreement, dated as of December 31, 1992, among Seven Hills, the Company, the financial institutions named therein, and Credit Suisse, New York Branch, as Liquidity Agent	Exhibit 10.16 to 1992 Form 10-K

10.9	Pledge and Security Agreement, dated as of December 31, 1992, among Seven Hills, the Company, JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Depository and Collateral Agent, and the Liquidity Agent	Exhibit 10.17 to 1992 Form 10-K

10.10	First Omnibus Amendment, dated as of December 19, 2003, among Seven Hills, the Company, FDS Bank, Credit Suisse First Boston, New York Branch, JPMorgan Chase Bank and the banks listed therein.	Exhibit 10.11 to the 2003 Form 10-K

10.11	Commercial Paper Dealer Agreement, dated as of December 31, 1992, among Seven Hills, the Company, and Goldman Sachs Money Markets, L.P.	Exhibit 10.18 to 1992 Form 10-K

10.12	Commercial Paper Dealer Agreement, dated as of November 2, 2001, between Seven Hills, the Company and J.P. Morgan Securities Inc. (formerly known as Banc One Capital Markets, Inc.)	Exhibit 10.18 to the 2001 Form 10-K

10.13	Commercial Paper Dealer Agreement, dated as of November 15, 2001, between Seven Hills, the Company and Credit Suisse First Boston	Exhibit 10.19 to the 2001 Form 10-K

Exhibit		Document if Incorporated
Number	Description	by Reference

10.14	Receivables Purchase Agreement, dated as of January 22, 1997, among FDS Bank (successor in interest to FDS National Bank) and Prime II Receivables Corporation (“Prime II”)	Exhibit 10.19 to the 1996 Form 10-K

10.15	Class A Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class A Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.20 to the 1996 Form 10-K

10.16	Class B Certificate Purchase Agreement, dated as of January 22, 1997, among Prime II, FDS Bank (successor in interest to FDS National Bank), The Class B Purchasers Parties thereto and Credit Suisse First Boston, New York Branch, as Agent	Exhibit 10.21 to the 1996 Form 10-K

10.17	Class A Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class A Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent (the “1999 Class A Certificate Purchase Agreement”)	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 1999 (the “July 1999 Form 10-Q”)

10.17.1	First Amendment to the 1999 Class A Certificate Purchase Agreement, dated as of August 3, 1999	Exhibit 10.7 to the July 1999 Form 10-Q

10.17.2	Second Amendment to the 1999 Class A Certificate Purchase Agreement, dated as of October 10, 2000	Exhibit 10.27.2 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for fiscal year ended February 3, 2001 (the “2000 Form 10-K”)

10.17.3	Third Amendment to the 1999 Class A Certificate Purchase Agreement, dated as of July 30, 2002	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q/A for the period ended August 3, 2002 (the “August 2002 Form 10-Q/A”)

10.17.4	Fourth Amendment to the 1999 Class A Certificate Purchase Agreement, dated May 25, 2004	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for period ended May 1, 2004 (the “May 2004 Form 10-Q”)

10.17.5	Fifth Amendment to the 1999 Class A Certificate Purchase Agreement, dated November 29, 2004	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended October 30, 2004 (the “October 2004 Form 10-Q”)

10.18	Class B Certificate Purchase Agreement, dated as of July 6, 1999, by and among Prime II, as Transferor, FDS Bank (successor in interest to FDS National Bank), as Servicer, The Class B Purchasers, and PNC Bank, National Association, as Agent and Administrative Agent (the “1999 Class B Certificate Purchase Agreement”)	Exhibit 10.8 to the July 1999 Form 10-Q

10.18.1	First Amendment to the 1999 Class B Certificate Purchase Agreement, dated as of August 3, 1999	Exhibit 10.9 to the July 1999 Form 10-Q

10.18.2	Second Amendment to the 1999 Class B Certificate Purchase Agreement, dated as of October 10, 2000	Exhibit 10.28.2 to the 2000 Form 10-K

Exhibit		Document if Incorporated
Number	Description	by Reference

10.18.3	Third Amendment to the 1999 Class B Certificate Purchase Agreement, dated as of July 30, 2002	Exhibit 10.4 to the August 2002 Form 10-Q/A

10.18.4	Fourth Amendment to the 1999 Class B Certificate Purchase Agreement, dated May 25, 2004	Exhibit 10.12 to the May 2004 Form 10-Q

10.18.5	Fifth Amendment to the 1999 Class B Certificate Purchase Agreement, dated November 29, 2004	Exhibit 10.5 to the October 2004 Form 10-Q

10.19	Class A Certificate Purchase Agreement, dated as of November 6, 2002, by and among Prime II, as Transferor, FDS Bank, as Servicer, The Class A Purchasers, and Bank One, NA (Main Office Chicago), as Agent and Administrative Agent (“the 2002 Class A Certificate Purchase Agreement”)	Exhibit 10.19 to the 2003 Form 10-K

10.19.1	First Amendment to the 2002 Class A Certificate Purchase Agreement, dated November 4, 2004	Exhibit 10.2 to the October 2004 Form 10-Q

10.20	Class B Certificate Purchase Agreement, dated as of November 6, 2002, by and among Prime II, as Transferor, FDS Bank, as Servicer, The Class B Purchasers, and Bank One, NA (Main Office Chicago), as Agent and Administrative Agent (the “2002 Class B Certificate Purchase Agreement”)	Exhibit 10.20 to the 2003 Form 10-K

10.20.1	First Amendment to the 2002 Class B Certificate Purchase Agreement, dated November 4, 2004	Exhibit 10.3 to the October 2004 Form 10-Q

10.21	Pooling and Servicing Agreement, dated as of January 22, 1997, (the “Prime II Pooling and Servicing Agreement”) among Prime II, FDS Bank (successor in interest to FDS National Bank) and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Trustee	Exhibit 10.22 to the 1996 Form 10-K

10.21.1	First Amendment to Prime II Pooling and Servicing Agreement, dated as of July 5, 2002, by and among Prime II, as Transferor, FDS Bank, as Servicer, and JPMorgan Chase Bank, as Trustee	Exhibit 10.2 to the August 2002 Form 10-Q

10.22	Series 1997-1 Variable Funding Supplement, dated as of January 22, 1997, to the Prime II Pooling and Servicing Agreement	Exhibit 10.23 to the 1996 Form 10-K

10.22.1	First Amendment to Series 1997-1 Variable Funding Supplement, dated as of June 19, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.4 to the July 2000 Form 10-Q

10.22.2	Second Amendment to Series 1997-1 Variable Funding Supplement, dated as of July 5, 2002, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the August 2002 Form 10-Q

Exhibit		Document if Incorporated
Number	Description	by Reference

10.23	Series 1999-1 Variable Funding Supplement, dated as of July 6, 1999, to the Prime II Pooling and Servicing Agreement	Exhibit 10.5 to the July 1999 Form 10-Q

10.23.1	First Amendment to Series 1999-1 Variable Funding Supplement, dated as of August 1, 2000, to the Prime II Pooling and Servicing Agreement	Exhibit 10.3 to the July 2000 Form 10-Q

10.23.2	Second Amendment to Series 1999-1 Variable Funding Supplement, dated as of July 5, 2002, to the Prime II Pooling and Servicing Agreement	Exhibit 10.6 to the August 2002 Form 10-Q

10.24	Series 2002-1 Variable Funding Supplement, dated as of November 6, 2002, to the Prime II Pooling and Servicing Agreement	Exhibit 10.24 to the 2003 Form 10-K

10.25	Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company	Exhibit 10.25 to the 1996 Form 10-K

10.26	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and Goldman Sachs & Co., as Dealer	Exhibit 10.2 to the May 1999 Form 10-Q

10.27	Commercial Paper Dealer Agreement, dated as of March 12, 1999, between the Company, as Issuer, and J.P. Morgan Securities Inc. (formerly known as Chase Securities, Inc.), as Dealer	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended May 1, 1999 (the “May 1999 Form 10-Q”)

10.28	Commercial Paper Dealer Agreement between the Company, as Issuer and Banc of America Securities, LLC, as Dealer, dated September 30, 2004	Exhibit 10.1 October 2004 Form 10-Q

10.29	Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed November 27, 1991, as amended (the “Form 10”)

10.30	Ralphs Tax Indemnification Agreement	Exhibit 10.1 to Form 10

10.31	Account Purchase Agreement dated as of May 10, 1991, by and among Monogram Bank, USA, Macy’s, Macy Credit Corporation, Macy Funding, Macy’s California, Inc., Macy’s Northeast, Inc., Macy’s South, Inc., Bullock’s Inc., I. Magnin, Inc., Master Servicer, and Macy Specialty Stores, Inc. **	Exhibit 19.2 to Macy’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1991 (File No. 33-6192), as amended under cover of Form 8, dated October 3, 1991

10.32	Amended and Restated Credit Card Program Agreement, dated as of June 4, 1996 (the “Credit Card Program Agreement”), among GE Money Bank (successor in interest to GE Capital Consumer Card Co.) (“GE Bank”), FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc., and MSS-Delaware, Inc. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 1996 (the “August 1996 Form 10-Q”)

10.32.1	Amendment Agreement (First Amendment) to the Credit Card Program Agreement dated June 4, 1996	Exhibit 10.2 to the May 2004 Form 10-Q

Exhibit		Document if Incorporated
Number	Description	by Reference

10.32.2	Second Amendment Agreement to the Credit Card Program Agreement dated January 31, 1997	Exhibit 10.3 to the May 2004 Form 10-Q

10.32.3	Third Amendment to the Credit Card Program Agreement dated March 1, 1997	Exhibit 10.4 to the May 2004 Form 10-Q

10.32.4	Amendment No. 4 to the Credit Card Program Agreement dated July 22, 1998	Exhibit 10.5 to the May 2004 Form 10-Q

10.32.5	Amendment No. 5 to the Credit Card Program Agreement	Exhibit 10.6 to the May 2004 Form 10-Q

10.32.6	Sixth Amendment to the Credit Card Program Agreement dated February 23, 2004	Exhibit 10.7 to the May 2004 Form 10-Q

10.32.7	Seventh Amendment to the Credit Card Program Agreement dated April 30, 2004	Exhibit 10.8 to the May 2004 Form 10-Q

10.32.8	Eighth Amendment to Amended and Restated Credit Card Agreement dated March 15, 2005.	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of March 17, 2005.

10.33	Amended and Restated Trade Name and Service Mark License Agreement, dated as of June 4, 1996, among the Company, GE Bank and General Electric Capital Corporation (“GE Capital”)	Exhibit 10.2 to the August 1996 Form 10-Q

10.34	FACS Credit Services and License Agreement, dated as of June 4, 1996 (the “Credit Services and License Agreement”), by and among GE Bank, GE Capital and FACS Group, Inc. **	Exhibit 10.3 to the August 1996 Form 10-Q

10.34.1	Addendum to the Credit Services and License Agreement dated January 1, 2001	Exhibit 10.9 to the May 2004 Form 10-Q

10.34.2	Second Addendum to the Credit Services and License Agreement dated November 11, 2001	Exhibit 10.10 to the May 2004 Form 10-Q

10.35	FDS Guaranty, dated as of June 4, 1996	Exhibit 10.4 to the August 1996 Form 10-Q

10.36	GE Capital Credit Services and License Agreement, dated as of June 4, 1996, among GE Capital, FDS Bank (successor in interest to FDS National Bank), the Company and FACS Group, Inc. **	Exhibit 10.5 to the August 1996 Form 10-Q

10.37	GE Capital/GE Bank Credit Services Agreement, dated as of June 4, 1996, among GE Capital and GE Bank **	Exhibit 10.6 to the August 1996 Form 10-Q

10.38	Amended and Restated Commercial Accounts Agreement, dated as of June 4, 1996, among GE Capital, the Company, FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc. and MSS-Delaware, Inc. **	Exhibit 10.7 to the August 1996 Form 10-Q

10.39	1995 Executive Equity Incentive Plan, as amended and restated as of May 21, 2004 *	Appendix D to the Company’s Proxy Statement filed April 15, 2004

10.40	1992 Incentive Bonus Plan, as amended and restated as of May 17, 2002 *	Appendix A to the Company’s Proxy Statement filed on April 17, 2002

10.41	Form of Indemnification Agreement *	Exhibit 10.14 to Form 10

10.42	Senior Executive Medical Plan *	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990

Exhibit		Document if Incorporated
Number	Description	by Reference

10.43	Employment Agreement, dated as of March 1, 2003, between Terry J. Lundgren and the Company (the “Lundgren Employment Agreement”)*	Exhibit 10.45 to the 2003 Form 10-K

10.43.1	Amended Exhibit A, dated as of January 29, 2004, to the Lundgren Employment Agreement*	Exhibit 10.46.1 to the 2004 Form 10-K

10.43.2	Amended Exhibit A, dated July 1, 2004, to the Lundgren Employment Agreement	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for period ended July 31, 2004

10.44	Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 to 1993 Form 10-K

10.45	Form of Severance Agreement (for Executives and Key Employees other than Executive Officers) *	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the “1998 Form 10-K”)

10.46	Form of Second Amended and Restated Severance Agreement (for Executive Officers) *	Exhibit 10.45 to the 1998 Form 10-K

10.47	Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997 *	Exhibit 10.46 to the 1996 Form 10-K

10.48	Executive Deferred Compensation Plan, as amended *	Exhibit 10.47 to the 1996 Form 10-K

10.49	Profit Sharing 401(k) Investment Plan (amending and restating the Retirement Income and Thrift Incentive Plan) effective as of April 1, 1997 *	Exhibit 10.48 to the 1996 Form 10-K

10.50	Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997 *	Exhibit 10.49 to the 1996 Form 10-K

21	Subsidiaries

22	Consent of KPMG LLP

23	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

*	Constitutes a compensatory plan or arrangement.

**	Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.
	By:	/s/ Dennis J. Broderick
Dennis J. Broderick
Date: March 28, 2005		Senior Vice President, General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2005.

Signature	Title
*	Chairman of the Board, President and Chief Executive Officer (principal executive officer) and

Terry J. Lundgren	Director

*	Vice Chair and Director

Ronald W. Tysoe

*	Senior Vice President and Chief Financial Officer

Karen M. Hoguet

*	Vice President and Controller (principal accounting officer)

Joel A. Belsky

*	Director

Meyer Feldberg

*	Director

Earl G. Graves, Sr.

*	Director

Sara Levinson

*	Director

Joseph Neubauer

*	Director

Joseph A. Pichler

*	Director

Karl M. von der Heyden

*	Director

Craig E. Weatherup

*	Director

Marna C. Whittington

     * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ Dennis J. Broderick
Dennis J. Broderick
Attorney-in-Fact

REPORT OF MANAGEMENT

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

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and has issued Management’s Report on Internal Control over Financial Reporting. KPMG LLP has issued an attestation report on Management’s Report on Internal Control over Financial Reporting.

     The consolidated financial statements of the Company have been audited by KPMG LLP. Their report expresses their opinion as to the fair presentation, in all material respects, of the financial statements and is based upon their independent audits.

     The Audit Committee, composed solely of outside directors, meets periodically with KPMG LLP, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, KPMG LLP and the Company’s internal auditors meet periodically with the Audit Committee without management representatives present and have free access to the Audit Committee at any time. The Audit Committee is responsible for recommending to the Board of Directors the engagement of the independent registered public accounting firm, which is subject to shareholder approval, and the general oversight review of management’s discharge of its responsibilities with respect to the matters referred to above.

Terry J. Lundgren
Chairman, President and Chief Executive Officer

Karen M. Hoguet
Senior Vice President, Chief Financial Officer

Joel A. Belsky
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

     We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Federated Department Stores, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 25, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Cincinnati, Ohio
March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

     We have audited management’s assessment, included in the accompanying Item 9A(b) Management’s Report on Internal Control over Financial Reporting, that Federated Department Stores, Inc. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federated Department Stores, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that Federated Department Stores, Inc. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Federated Department Store, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federated Department Stores, Inc. as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three fiscal years in the period ended January 29, 2005, and our report dated March 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Cincinnati, Ohio
March 25, 2005

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(millions, except per share data)

	2004	2003	2002
Net sales	$15,630	$15,264	$15,435
Cost of sales	9,297	9,099	9,255

Gross margin	6,333	6,165	6,180
Selling, general and administrative expenses	4,933	4,824	4,837

Operating income	1,400	1,341	1,343
Interest expense	(299)	(266)	(311)
Interest income	15	9	16

Income from continuing operations before income taxes	1,116	1,084	1,048
Federal, state and local income tax expense	(427)	(391)	(410)

Income from continuing operations	689	693	638
Income on disposal of discontinued operations, net of tax effect	—	—	180

Net income	$689	$693	$818

Basic earnings per share:
Income from continuing operations	$3.93	$3.76	$3.23
Income from discontinued operations	—	—	.92

Net income	$3.93	$3.76	$4.15

Diluted earnings per share:
Income from continuing operations	$3.86	$3.71	$3.21
Income from discontinued operations	—	—	.91

Net income	$3.86	$3.71	$4.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	January 29, 2005	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$868	$925
Accounts receivable	3,418	3,213
Merchandise inventories	3,120	3,215
Supplies and prepaid expenses	104	99

Total Current Assets	7,510	7,452

Property and Equipment – net	6,018	6,174

Goodwill	260	262

Other Intangible Assets – net	378	378

Other Assets	719	284

Total Assets	$14,885	$14,550

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt	$1,242	$908
Accounts payable and accrued liabilities	2,707	2,613
Income taxes	352	362

Total Current Liabilities	4,301	3,883

Long-Term Debt	2,637	3,151

Deferred Income Taxes	1,199	998

Other Liabilities	581	578

Shareholders’ Equity:
Common stock (167.1 and 178.5 shares outstanding)	2	2
Additional paid-in capital	3,124	3,880
Accumulated equity	4,405	3,809
Treasury stock	(1,322)	(1,477)
Unearned restricted stock	(2)	(4)
Accumulated other comprehensive loss	(40)	(270)

Total Shareholders’ Equity	6,167	5,940

Total Liabilities and Shareholders’ Equity.	$14,885	$14,550

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

						Accumulated
		Additional			Unearned	Other	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Comprehensive	Shareholders’
	Stock	Capital	Equity	Stock	Stock	Income (Loss)	Equity
Balance at February 2, 2002	$3	$5,098	$2,367	$(1,881)	$(11)	$(12)	$5,564
Net income			818				818
Minimum pension liability adjustment, net of income tax effect						(261)	(261)

Total comprehensive income							557
Stock repurchases				(391)			(391)
Stock issued under stock plans		4		19			23
Restricted stock plan amortization					4		4
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity	—	4	—	—	—	—	4

Balance at February 1, 2003	3	5,106	3,185	(2,252)	(7)	(273)	5,762
Net income			693				693
Minimum pension liability adjustment, net of income tax effect						3	3

Total comprehensive income							696
Common stock dividends			(69)				(69)
Stock repurchases				(644)			(644)
Stock issued under stock plans		(28)		190	(1)		161
Retirement of common stock	(1)	(1,227)		1,228			—
Restricted stock plan amortization					4		4
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity	—	29	—	—	—	—	29

Balance at January 31, 2004	2	3,880	3,809	(1,477)	(4)	(270)	5,940
Net income			689				689
Minimum pension liability adjustment, net of income tax effect						230	230

Total comprehensive income							919
Common stock dividends			(93)				(93)
Stock repurchases				(899)			(899)
Stock issued under stock plans		(28)		276	(1)		247
Retirement of common stock		(777)		777			—
Restricted stock plan amortization					3		3
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity	—	49	—	—	—	—	49

Balance at January 29, 2005	$2	$3,124	$4,405	$(1,322)	$(2)	$(40)	$6,167

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	2004	2003	2002
Cash flows from continuing operating activities:
Net income	$689	$693	$818
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	—	—	(180)
Depreciation and amortization	734	706	676
Amortization of financing costs	6	3	5
Amortization of unearned restricted stock	3	4	4
Changes in assets and liabilities:
(Increase) decrease in proprietary and other accounts receivable not separately identified	17	(71)	81
Decrease in merchandise inventories	95	143	17
(Increase) decrease in supplies and prepaid expenses	(5)	25	—
(Increase) decrease in other assets not separately identified	(1)	2	(87)
Increase (decrease) in accounts payable and accrued liabilities not separately identified	(24)	60	(1)
Increase (decrease) in current income taxes	(6)	284	14
Increase (decrease) in deferred income taxes	59	3	(119)
Decrease in other liabilities not separately identified	(60)	(76)	(18)

Net cash provided by continuing operating activities	1,507	1,776	1,210

Cash flows from continuing investing activities:
Purchase of property and equipment	(467)	(508)	(568)
Capitalized software	(81)	(60)	(59)
Increase in non-proprietary accounts receivable	(236)	(186)	(42)
(Increase) decrease in notes receivable	30	—	(30)
Disposition of property and equipment	27	6	20

Net cash used by continuing investing activities	(727)	(748)	(679)

Cash flows from continuing financing activities:
Debt issued	186	164	6
Debt repaid	(365)	(457)	(1,015)
Dividends paid	(93)	(69)	—
Increase (decrease) in outstanding checks	38	(5)	(3)
Acquisition of treasury stock	(901)	(645)	(392)
Issuance of common stock	298	193	29

Net cash used by continuing financing activities	(837)	(819)	(1,375)

Net cash provided (used) by continuing operations	(57)	209	(844)
Net cash provided by discontinued operations	—	—	924

Net increase (decrease) in cash and cash equivalents	(57)	209	80
Cash and cash equivalents beginning of period	925	716	636

Cash and cash equivalents end of period	$868	$925	$716

Supplemental cash flow information:
Interest paid	$300	$269	$335
Interest received	16	8	14
Income taxes paid (net of refunds received)	322	60	123

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

     The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2004, 2003 and 2002 ended on January 29, 2005, January 31, 2004 and February 1, 2003, respectively. References to years in the consolidated financial statements relate to fiscal years rather than calendar years.

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

     Historically, the Company presented the aggregate cash flows generated from both the Company’s proprietary and non-proprietary credit card accounts as cash flows from operating activities in the consolidated statements of cash flows. The Company has changed its presentation of cash flows generated from the non-proprietary credit card accounts from operating to investing activities within the consolidated statements of cash flows, as the loans generated were predominately related to activities external to the Company’s sales of merchandise and services. As such, the Company has reclassified prior years’ amounts to conform with the classifications of such amounts for the most recent year.

     The impact on the respective line items of the statements of cash flows is as follows:

	2003	2002
	(millions)
As Previously Reported
(Increase) decrease in accounts receivable	$(257)	$39
Net cash provided by continuing operating activities	1,590	1,168
Net cash used by continuing investing activities	(562)	(637)

As Reclassified
(Increase) decrease in proprietary and other accounts receivable not separately identified	$(71)	$81
Net cash provided by continuing operating activities	1,776	1,210
Increase in non-proprietary accounts receivable	(186)	(42)
Net cash used by continuing investing activities	(748)	(679)

     Certain other reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent year.

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

     Cash and cash equivalents include cash and liquid investments with original maturities of three months or less.

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

     Depreciation of owned properties is provided primarily on a straight-line basis over the estimated asset lives, which range from 15 to 50 years for buildings and building equipment and 3 to 15 years for fixtures and equipment. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets. The Company receives contributions from developers and merchandise vendors to fund building improvement and the construction of vendor shops. Such contributions are netted against the capital expenditures.

     Buildings on leased land and leasehold improvements are amortized over the shorter of their economic lives or the lease term, beginning on the date the asset is put into use. The Company receives contributions from landlords to fund buildings and leasehold improvements. Such contributions are recorded as deferred rent and amortized as reductions to lease expense over the lease term.

     The Company recognizes operating lease minimum rentals on a straight-line basis over the lease term. Executory costs such as real estate taxes and maintenance, and contingent rentals such as those based on a percentage of sales are recognized as incurred.

     The lease term, which includes all renewal periods that are considered to be reasonably assured, begins on the date the Company has access to the leased property.

     During 2004, the Company reviewed its accounting for leases in accordance with the accounting policies set out above. As a result of this review, certain errors were identified and were corrected in the fourth quarter of 2004. Depreciation expense was increased by $42 million and rent expense was decreased by approximately the same amount, resulting in an insignificant impact on selling, general and administrative expenses. Additionally, property and equipment, net was increased by $65 million and accounts payable and accrued liabilities were increased by approximately the same amount. The impact of these corrections on the current and prior year consolidated financial statements was not material.

     The carrying value of long-lived assets is periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.

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

     Goodwill and intangible assets having indefinite lives are not being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill and other intangible assets of a reporting unit are tested for impairment on an annual basis and more frequently if certain indicators are encountered. Intangible assets with determinable useful lives are amortized over their estimated useful lives.

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

     The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is recognized in the consolidated financial statements over an employee’s term of service with the Company, and the benefits are reported in other liabilities.

     Sales of merchandise are recorded at the time of delivery and reported net of merchandise returns. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.

     Advertising and promotional costs, net of cooperative advertising allowances, amounted to $716 million for 2004, $700 million for 2003 and $713 million for 2002. Department store non-direct response advertising and promotional costs are either expensed as incurred or the first time the advertising occurs. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.

     Shipping and handling fees and costs do not represent a significant portion of the Company’s operations and both items have consistently been included in selling, general and administrative expenses. Shipping and handling fees amounted to $48 million, $47 million and $43 million for 2004, 2003 and 2002, respectively. Shipping and handling costs amounted to $43 million, $42 million and $39 million for 2004, 2003 and 2002, respectively.

     Financing costs are amortized using the effective interest method over the life of the related debt.

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized.

     The Company records derivative transactions according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements. At January 29, 2005, the Company was not a party to any derivative financial instruments.

     The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations (see Note 12). No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for stock options granted.

	2004	2003	2002
	(millions, except per share data)
Net income, as reported	$689	$693	$818
Add stock-based employee compensation cost included in reported net income, net of related tax benefit	7	2	2
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit	(41)	(48)	(44)

Pro forma net income	$655	$647	$776

Earnings per share:
Basic – as reported	$3.93	$3.76	$4.15

Basic – pro forma	$3.74	$3.51	$3.93

Diluted – as reported	$3.86	$3.71	$4.12

Diluted – pro forma	$3.65	$3.48	$3.91

     Stock-based employee compensation cost included in reported net income consists of compensation expense for restricted stock grants and a new stock credit plan. Beginning in 2004, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending January 28, 2006. In general, each stock credit is intended to represent the right to receive the value associated with one share of the Company’s common stock. The value of one-half of the stock credits held by participants will be paid in cash in early 2008 and the value of the other half of such stock credits will be paid in cash in early 2009. Compensation cost related to the stock credit plan amounting to $9 million was included in selling, general and administrative expenses for 2004.

     In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003).” This interpretation addresses the consolidation by business enterprises of variable interest entities that contain certain characteristics and was fully effective May 1, 2004. The adoption of this interpretation did not impact the Company’s consolidated financial position, results of operations or cash flows.

     In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. The accumulated postretirement benefit obligation at January 29, 2005 and the net postretirement benefit expense for the year ended January 29, 2005 reflect the effects of the Act on the Company’s postretirement benefit plans. The adoption of this position did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows (see Note 11).

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adopting of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

     The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.

     The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the requirements of this revision and has not determined its method of adoption.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adopting of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

3. Accounts Receivable

	January 29,	January 31,
	2005	2004
	(millions)
Due from proprietary credit card holders	$2,208	$2,248
Less allowance for doubtful accounts	67	81

	2,141	2,167

Due from non-proprietary credit card holders	1,115	869
Less allowance for doubtful accounts	46	35

	1,069	834

Other receivables	208	212

	$3,418	$3,213

     Sales through the Company’s proprietary credit plans were $4,401 million for 2004, $4,225 million for 2003 and $4,128 million for 2002. Finance charge income related to proprietary credit card holders amounted to $354 million for 2004, $351 million for 2003 and $353 million for 2002. Finance charge income related to non-proprietary credit card holders amounted to $100 million for 2004 and $67 million for 2003. Subsequent to July 5, 2002, finance charge income related to non-proprietary credit card holders amounted to $33 million for 2002. Prior to July 5, 2002 under the financing arrangement related to the Company’s non-proprietary credit card receivables, all transfers of the Company’s non-proprietary credit card receivables to a trust qualified for sale treatment and therefore were accounted for as off-balance sheet financing transactions (see Note 7).

     The credit plans relating to certain operations of the Company are owned by GE Money Bank (“GE Bank”). However, the Company participates with GE Bank in the net operating results of such plans. As of January 29, 2005, the net balance of receivables owned by GE Bank amounted to $1,169 million. Various arrangements between the Company and GE Bank are set forth in a credit card program agreement. The initial term of the credit card program agreement expires in April 2006 and automatically renews for successive one-year periods unless either party provides prior written notice of its intention to terminate at the end of the then-current term. Upon the termination of the agreement, the Company may either elect to repurchase these credit card accounts or to allow GE Bank to effect their liquidation.

     Changes in the allowance for doubtful accounts related to proprietary credit card holders are as follows:

	2004	2003	2002
	(millions)
Balance, beginning of year	$81	$85	$79
Charged to costs and expenses	117	137	143
Net uncollectible balances written-off	(131)	(141)	(137)

Balance, end of year	$67	$81	$85

     Changes in the allowance for doubtful accounts related to non-proprietary credit card holders are as follows:

	2004	2003	2002
	(millions)
Balance, beginning of year	$35	$20	$—
Balance, at consolidation	—	—	20
Charged to costs and expenses	60	45	17
Net uncollectible balances written-off	(49)	(30)	(17)

Balance, end of year	$46	$35	$20

4. Inventories

     Merchandise inventories were $3,120 million at January 29, 2005, compared to $3,215 million at January 31, 2004. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for 2004, 2003 or 2002.

5. Properties and Leases

	January 29,	January 31,
	2005	2004
	(millions)
Land	$966	$966
Buildings on owned land	2,428	2,403
Buildings on leased land and leasehold improvements	1,749	1,708
Fixtures and equipment	4,581	4,483
Leased properties under capitalized leases	74	82

	9,798	9,642
Less accumulated depreciation and amortization	3,780	3,468

	$6,018	$6,174

     In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name.

     The Company leases a portion of the real estate and personal property used in its operations. Most leases require the Company to pay real estate taxes, maintenance and other executory costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase or decrease over time. In addition, certain of these leases contain covenants that restrict the ability of the tenant (typically a subsidiary of the Company) to take specified actions (including the payment of dividends or other amounts on account of its capital stock) unless the tenant satisfies certain financial tests.

     Minimum rental commitments (excluding executory costs) at January 29, 2005, for noncancellable leases are:

	Capitalized	Operating
	Leases	Leases	Total
		(millions)
Fiscal year:
2005	$9	$165	$174
2006	8	170	178
2007	8	166	174
2008	7	158	165
2009	6	148	154
After 2009	56	2,224	2,280

Total minimum lease payments	94	$3,031	$3,125

Less amount representing interest	46

Present value of net minimum capitalized lease payments	$48

     Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($4 million) and long-term ($44 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $40 million on operating leases.

     Rental expense consists of:

	2004	2003	2002
	(millions)
Real estate (excluding executory costs)
Capitalized leases -
Contingent rentals	$1	$1	$2
Operating leases -
Minimum rentals	133	173	168
Contingent rentals	17	19	20

	151	193	190

Less income from subleases -
Capitalized leases	1	1	1
Operating leases	19	20	20

	20	21	21

	$131	$172	$169

Personal property – Operating leases	$13	$14	$17

     Minimum rental expense for operating leases for 2004 reflects a $42 million reduction for lease accounting policy changes, including $24 million of deferred rent income amortization.

6. Goodwill and Other Intangible Assets

     The Company recorded $2 million of tax benefits as a reduction to goodwill during 2004 (see Note 9).

     The following summarizes the Company’s goodwill and other intangible assets:

	January 25,	January 31,
	2005	2004
	(millions)
Amortizing intangible assets
Customer lists	$2	$2
Less accumulated amortization	(1)	—

	$1	$2

Non-amortizing intangible assets
Goodwill	$260	$262
Tradenames	377	376

	$637	$638

     The customer lists are being amortized over their estimated useful life of 7 years.

7. Financing

     The Company’s debt is as follows:

	January 29,	January 31,
	2005	2004
	(millions)
Short-term debt:
Receivables backed financings	$1,236	$651
6.79% Senior debentures due 2027	—	250
Capital lease and other short-term obligations	6	7

	$1,242	$908

Long-term debt:
6.625% Senior notes due 2008	$500	$500
6.625% Senior notes due 2011	500	500
6.9% Senior debentures due 2029	400	400
6.3% Senior notes due 2009	350	350
7.45% Senior debentures due 2017	300	300
7.0% Senior debentures due 2028	300	300
6.79% Senior debentures due 2027	165	—
8.5% Senior notes due 2010	76	350
Receivables backed financings	—	400
Capital lease and other long-term obligations	46	51

	$2,637	$3,151

     Interest expense is as follows:

	2004	2003	2002
	(millions)
Interest on debt	$231	$257	$301
Loss on early retirement of long-term debt	59	—	—
Amortization of financing costs	4	3	5
Interest on capitalized leases	5	6	6

	299	266	312

Less interest capitalized on construction	—	—	1

	$299	$266	$311

     Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)
Fiscal year:
2006	$1
2007	—
2008	500
2009	350
2010	76
After 2010	1,666

     During 2004, the Company repaid $365 million of borrowings, including the repurchase of $274 million of the Company’s 8.5% senior notes due 2010 and $85 million of the Company’s 6.79% senior debentures due 2027. Certain holders of the Company’s 6.79% senior debentures due 2027 elected to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued interest to the date of repayment. As of January 29, 2005, the remaining $165 million of 6.79% senior debentures due 2027 is classified as long-term debt.

     During 2004, the aggregate size of the commercial paper conduit programs used to finance the Company’s non-proprietary credit card receivables was increased from $700 million to $850 million.

     The Company was party to a 364-Day Credit Agreement, pursuant to which certain financial institutions had provided the Company with a $200 million revolving loan facility which expired June 25, 2004. Based upon an assessment of the Company’s liquidity needs, this agreement was not renewed. However, the Company’s related $1.2 billion Five-Year Credit Agreement, which expires June 29, 2006, remains effective.

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

     At January 29, 2005, these arrangements included a $375 million asset-backed commercial paper program. Under the $375 million commercial paper program, a consolidated special purpose subsidiary of the Company issues commercial paper backed by a Class A Variable Funding Certificate issued out of the Prime Credit Card Master Trust (the “Trust”) which holds the proprietary receivables. If the subsidiary is unable to issue commercial paper to fund maturities of outstanding commercial paper, it has the ability to borrow under a liquidity facility with a number of banks in order to repay the commercial paper. The commercial paper investors have no recourse back to the Company. As of January 29, 2005 and January 31, 2004, there were no such commercial paper or liquidity borrowings outstanding.

     At January 29, 2005, these arrangements also included $400 million of receivables-backed certificates representing undivided interests in the Trust. Investors in this debt have no recourse back to the Company. This debt is classified as short -term debt, bears interest at 6.7% and matures in November 2005.

     The Company finances its non-proprietary credit card receivables, which arise from transactions originated by merchants that accept third-party credit cards issued by the Company’s FDS Bank subsidiary, using on-balance sheet financing arrangements. Under these arrangements, a consolidated special purpose subsidiary of the Company sells Class A and Class B Variable Funding Certificates issued out of the Prime Credit Card Master Trust II (“Trust II”), which holds the non-proprietary receivables, to three unrelated bank commercial paper conduit programs. The commercial paper conduit programs have agreed to purchase certificates of up to $850 million in the aggregate. As of January 29, 2005, classified as short-term debt were $836 million of receivables-backed borrowings outstanding under these arrangements with an average interest rate of 2.4%.

     The Company uses its entire proprietary and non-proprietary accounts receivable portfolios to secure the applicable receivables-backed financing programs.

     Prior to July 2002, the financing of the Company’s non-proprietary credit card receivables was through an off-balance sheet sale arrangement. Under this arrangement, FDS Bank, a subsidiary of the Company, sold its non-proprietary credit card receivables to another wholly-owned special purpose subsidiary of the Company which in turn transferred the purchased receivables to Trust II, a bankruptcy-remote, qualified special purpose entity. A special purpose subsidiary of the Company had sold certain interests in Trust II to unrelated bank commercial paper conduit programs. Proceeds from these sales plus excess cash flow from Trust II were used to buy the receivables from FDS Bank. The commercial paper conduit programs had agreed to buy interests of up to $600 million in the aggregate. These interests were variable and fluctuated with the level of receivables. Trust II had issued three classes of certificates: Class A, Class B and Class C certificates. The bank conduit programs held the Class A and Class B certificates and the Company’s special purpose subsidiary retained the Class C certificates, which were subordinated interests that served as a credit enhancement to the Class A and Class B certificates and exposed the Company’s retained Trust II assets to possible credit losses. The Company’s special purpose subsidiary also held a required 2% seller’s interest and the residual interest in Trust II. The investors and Trust II had no recourse against the Company beyond the trust assets. In order to maintain the committed level of securitized assets, the Company’s special purpose subsidiary reinvested cash collections on securitized accounts in additional balances. During the period that the non-proprietary credit card receivables were financed off-balance sheet in 2002, proceeds from collections which were reinvested amounted to $1,336 million.

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

Bank Credit Agreement

     The Company and certain financial institutions are parties to a Five-Year revolving credit agreement, pursuant to which such financial institutions have provided the Company with a $1,200 million revolving loan facility which expires June 29, 2006. The Company’s obligation under this agreement is not secured or guaranteed.

     As of January 29, 2005 and January 31, 2004, there were no revolving credit loans outstanding under this agreement. However, there were $44 million and $52 million of standby letters of credit outstanding at January 29, 2005 and January 31, 2004, respectively. Revolving loans under this agreement bear interest based on various published rates.

Commercial Paper

     The Company has a $1,200 million program for the issuance from time to time of unsecured commercial paper. The issuance of commercial paper under the program will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Bank Credit Agreement by an amount equal to the principal amount of such commercial paper. There were no borrowings under the commercial paper program in 2004 and as of January 29, 2005 and January 31, 2004, there was no such commercial paper outstanding.

Senior Notes and Debentures

     The senior notes and the senior debentures are unsecured obligations of the Company.

Other Financing Arrangements

     There were $2 million and $14 million of trade letters of credit outstanding at January 29, 2005 and January 31, 2004, respectively.

8. Accounts Payable and Accrued Liabilities

	January 29,	January 31,
	2005	2004
	(millions)
Merchandise and expense accounts payable	$1,301	$1,360
Liabilities to customers	435	412
Lease related liabilities	206	118
Workers’ compensation and general liability reserves	201	173
Accrued wages and vacation	165	128
Taxes other than income taxes	117	114
Accrued interest	56	61
Other	226	247

	$2,707	$2,613

     Liabilities to customers include an estimated allowance for future sales returns of $42 million and $41 million at January 29, 2005 and January 31, 2004, respectively. Adjustments to the allowance for future sales returns, which amounted to a charge of $1 million for 2004 and a credit of $1 million for 2003 and 2002, are reflected in cost of sales.

     Changes in workers’ compensation and general liability reserves are as follows:

	2004	2003	2002
	(millions)
Balance, beginning of year	$173	$172	$159
Charged to costs and expenses	112	87	85
Payments, net of recoveries	(84)	(86)	(72)

Balance, end of year	$201	$173	$172

     The increase in amounts charged to costs and expenses in 2004, compared to 2003, primarily reflects higher workers’ compensation claim experience in California.

     During 2004, the Company recorded certain costs and expenses in selling, general and administrative expenses related to the Burdines-Macy’s consolidation in Florida, centralizing the Macy’s home store business and other store closings, including accruals of $7 million for severance and $2 million of lease termination costs. The $2 million of lease termination costs was paid prior to January 29, 2005 and the $7 million of severance was paid during 2004 as part of an ongoing benefit arrangement.

     At January 29, 2005 and January 31, 2004, respectively, accounts payable and accrued liabilities includes a $9 million and $11 million lease obligation related to the closing of the Stern’s department store division in 2001. The Company expects to pay out the obligation over the next several years.

9. Taxes

     Income tax expense is as follows:

	2004			2003			2002
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
				(millions)
Federal	$310	$70	$380	$285	$89	$374	$386	$(50)	$336
State and local	31	16	47	46	(29)	17	86	(12)	74

	$341	$86	$427	$331	$60	$391	$472	$(62)	$410

     The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2004, 2003 and 2002 to income from continuing operations before income taxes. The reasons for this difference and their tax effects are as follows:

	2004	2003	2002
	(millions)
Expected tax	$391	$379	$367
State and local income taxes, net of federal income tax benefit	31	49	48
Impact of reduced effective income tax rate on deferred taxes	—	(38)	—
Other	5	1	(5)

	$427	$391	$410

     For 2003, income tax expense was reduced by $38 million due to a change in estimate of the effective tax rate at which existing deferred tax assets and liabilities will ultimately be settled.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 29,	January 31,
	2005	2004
	(millions)
Deferred tax assets:
Post employment and postretirement benefits	$197	$203
Accrued liabilities accounted for on a cash basis for tax purposes	172	176
Federal operating loss carryforwards	128	137
Capital loss carryforwards	89	89
State operating loss carryforwards	21	25
Capitalized lease debt	19	22
Accounts receivable	14	15
Other	54	50
Valuation allowance	(98)	(98)

Total deferred tax assets	596	619

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(1,260)	(1,254)
Merchandise inventories	(204)	(192)
Prepaid pension expense	(170)	—
Deductible intangibles	(122)	(121)
Other	(67)	(50)

Total deferred tax liabilities	(1,823)	(1,617)

Net deferred tax liability	$(1,227)	$(998)

     Included in income taxes, in current liabilities, at January 29, 2005 is $28 million of current deferred income tax liability.

     The valuation allowance of $98 million relates to net deferred tax assets for capital loss carryforwards and state net operating loss carryforwards of $89 million and $9 million, respectively. If it is subsequently determined that it is more likely than not that the capital loss carryforwards will be realized, $62 million of the valuation allowance will be recognized through discontinued operations as it relates to Fingerhut capital loss carryforwards.

     During 2004, the Company recorded an additional $2 million of tax benefits related to an acquired enterprise’s net operating loss carryforwards (“NOLs”) and reduced goodwill accordingly. As of January 29, 2005, the Company had federal NOLs of approximately $365 million which will expire between 2009 and 2020.

10. Retirement Plans

     The Company has a defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a defined benefit supplementary retirement plan which includes benefits, for certain employees, in excess of qualified plan limitations. For 2004, 2003 and 2002 retirement expense for these plans totaled $86 million, $52 million and $32 million, respectively.

     Measurement of plan assets and obligations for the Pension Plan and the defined benefit supplementary retirement plan are calculated as of December 31 of each year.

Pension Plan

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plan as of December 31, 2004 and 2003:

	2004	2003
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,608	$1,483
Service cost	45	41
Interest cost	98	99
Actuarial loss	72	102
Benefits paid	(122)	(117)

Projected benefit obligation, end of year	$1,701	$1,608

Changes in plan assets (primarily stocks, bonds and U.S. government securities)
Fair value of plan assets, beginning of year	$1,483	$1,276
Actual return on plan assets	175	274
Company contributions	100	50
Benefits paid	(122)	(117)

Fair value of plan assets, end of year	$1,636	$1,483

Funded status	$(65)	$(125)
Unrecognized net loss	506	488
Unrecognized prior service cost	1	1

Prepaid pension expense	$442	$364

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$442	$—
Accrued benefit cost (minimum liability)	—	(17)
Intangible asset	—	1
Accumulated other comprehensive loss	—	380

Net amount recognized	$442	$364

     The accumulated benefit obligation for the Pension Plan was $1,586 million and $1,500 million as of December 31, 2004 and December 31, 2003, respectively.

     Net pension expense (income) for the Company’s Pension Plan included the following actuarially determined components:

	2004	2003	2002
	(millions)
Service cost	$45	$41	$37
Interest cost	98	99	98
Expected return on assets	(142)	(146)	(159)
Recognition of net actuarial loss	20	—	—

	$21	$(6)	$(24)

Increase (decrease) in minimum liability included in other comprehensive income	$(380)	$(32)	$412

     As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plan.

     The following weighted average assumptions were used to determine benefit obligations for the Pension Plan at December 31, 2004 and 2003:

	2004	2003
Discount rate	5.75%	6.25%
Rate of compensation increases	5.40%	5.80%

     The following weighted average assumptions were used to determine net pension expense (income) for the Company’s Pension Plan:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Expected long-term return on plan assets	8.75%	9.00%	9.75%
Rate of compensation increases	5.80%	5.80%	5.80%

     The Pension Plan assumptions are evaluated annually and updated as necessary. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the Pension Plan’s estimated payments. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions.

     The following provides the weighted average asset allocations, by asset category, of the Company’s Pension Plan assets as of December 31, 2004 and 2003 and the policy targets:

	Targets	2004	2003
Equity securities	60%	61%	61%
Debt securities	25	26	27
Real estate	10	9	9
Other	5	4	3

	100%	100%	100%

     The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to the Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return of Pension Plan assets for a prudent level of risk. Risks are mitigated through the asset diversification and the use of multiple investment managers.

     The Company made a $100 million voluntary funding contribution to the Pension Plan in 2004 and made a $50 million voluntary funding contribution to the Pension Plan in 2003. The Company currently anticipates that it will not be required to make any additional contributions to the Pension Plan until 2009. The Company has not yet determined whether a voluntary contribution will be made to the Pension Plan prior to this date.

     The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year:
2005	$132
2006	128
2007	127
2008	127
2009	130
2010-2014	628

Supplementary Retirement Plan

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of December 31, 2004 and 2003:

	2004	2003
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$261	$216
Service cost	8	7
Interest cost	17	15
Plan amendments	(8)	4
Actuarial loss	5	35
Benefits paid	(17)	(16)

Projected benefit obligation, end of year	$266	$261

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Company contributions	17	16
Benefits paid	(17)	(16)

Fair value of plan assets, end of year	$—	$—

Funded status	$(266)	$(261)
Unrecognized net loss	106	115
Unrecognized prior service cost	(5)	4

Accrued benefit cost	$(165)	$(142)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost (minimum liability)	$(230)	$(206)
Intangible asset	—	4
Accumulated other comprehensive loss	65	60

Net amount recognized	$(165)	$(142)

     The accumulated benefit obligation for the supplementary retirement plan was $230 million and $206 million as of December 31, 2004 and December 31, 2003, respectively.

     Net pension costs for the supplementary retirement plan included the following actuarially determined components:

	2004	2003	2002
	(millions)
Service cost	$8	$7	$6
Interest cost	17	15	13
Recognition of net actuarial loss	14	10	8
Amortization of prior service cost	1	1	1

	$40	$33	$28

Increase in minimum liability included in other comprehensive income	$5	$17	$23

     As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

     The following weighted average assumptions were used to determine benefit obligations for the supplementary retirement plan at December 31, 2004 and 2003:

	2004	2003
Discount rate	5.75%	6.25%
Rate of compensation increases	7.20%	7.70%

     The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%
Rate of compensation increases	7.70%	7.70%	7.70%

     The Supplementary Retirement Plan assumptions are evaluated annually and updated as necessary. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the Supplementary Retirement Plan’s estimated payments.

     The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year:
2005	$19
2006	20
2007	19
2008	20
2009	20
2010-2014	100

Savings Plan

     The Savings Plan includes a voluntary savings feature for eligible employees. The Company’s contribution is based on the Company’s annual earnings and the minimum contribution is 33 1/3% of an employee’s eligible savings. Expense for the Savings Plan amounted to $25 million for 2004, $25 million for 2003 and $28 million for 2002.

Deferred Compensation Plan

     The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At January 29, 2005 and January 31, 2004, the liability under the plan, which is reflected in other liabilities, was $42 million and $38 million, respectively. Expense for 2004, 2003 and 2002 was immaterial.

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

     In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans.

     During 2004, the Company adopted FSP 106-2 to reflect the impact of the Act. The effect of the adoption of this position on January 1, 2004 would have been to reduce the accumulated postretirement benefit obligation at December 31, 2003 by $14 million and to reduce postretirement benefit cost, primarily through the amortization of the related net actuarial gain, by $4 million for 2004. The impact of the adoption of this position on service cost and interest cost was not material.

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the postretirement obligations as of December 31, 2004 and 2003:

	2004	2003
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$283	$276
Service cost	1	1
Interest cost	16	18
Actuarial loss	17	18
Benefits paid	(24)	(30)

Accumulated postretirement benefit obligation, end of year	$293	$283

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Company contributions	24	30
Benefits paid	(24)	(30)

Fair value of plan assets, end of year	$—	$—

Funded status	$(293)	$(283)
Unrecognized net loss	22	3
Unrecognized prior service cost	(8)	(14)

Accrued benefit cost	$(279)	$(294)

     Net postretirement benefit costs included the following actuarially determined components:

	2004	2003	2002
	(millions)
Service cost	$1	$1	$1
Interest cost	16	18	19
Recognition of net actuarial gain	(2)	(2)	(6)
Amortization of prior service cost	(6)	(7)	(7)

	$9	$10	$7

     As permitted under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

     The following weighted average assumption was used to determine benefit obligations for the postretirement obligations at December 31, 2004 and 2003:

	2004	2003
Discount rate	5.75%	6.25%

     The following weighted average assumption was used to determine net postretirement benefit expense for the postretirement obligations:

	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%

     The postretirement obligation assumptions are evaluated annually and updated as necessary. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the postretirement obligation’s estimated payments.

     The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs.

     The following provides the assumed health care cost trend rates related to the Company’s postretirement obligations at December 31, 2004 and 2003:

	2004	2003
Health care cost trend rates assumed for next year	12%-14%	6.0%-7.0%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	6.0%
Year that the rate reaches the ultimate trend rate	2016	2005

     The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage	1 – Percentage
	Point Increase	Point Decrease
	(millions)
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$9	$(8)

     The following benefit payments are estimated to be funded by the Company and paid from the postretirement obligations:

(millions)
Fiscal year:
2005	$30
2006	28
2007	28
2008	28
2009	28
2010-2014	127

     The estimated benefit payments reflect estimated federal subsidies expected to be received under the Act of $2 million in each of 2006, 2007, 2008 and 2009 and $11 million for the period 2010 to 2014.

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

Stock option transactions are as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(shares in thousands)
Outstanding, beginning of year	24,743.1	$38.58	27,695.1	$38.40	25,612.6	$37.49
Granted	2,121.5	50.21	3,474.4	28.43	4,403.5	42.66
Canceled	(398.3)	38.19	(1,182.5)	39.39	(1,498.3)	40.19
Exercised	(6,886.3)	35.52	(5,243.9)	30.71	(822.7)	29.71

Outstanding, end of year	19,580.0	$40.93	24,743.1	$38.58	27,695.1	$38.40

Exercisable, end of year	10,754.8	$41.58	13,499.1	$40.79	14,840.3	$38.36

Weighted average fair value of options granted during the year		$20.28		$10.82		$20.73

     The following summarizes information about stock options which remain outstanding as of January 29, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(thousands)			(thousands)
$21.38 – 32.00	4,094.1	7.4 years	$28.03	1,472.4	$27.49
32.01 – 43.00	9,769.6	5.7 years	40.00	5,686.1	38.19
43.01 – 79.44	5,716.3	5.6 years	51.75	3,596.3	52.71

     As of January 29, 2005, 6.3 million shares of Common Stock were available for additional grants pursuant to the Company’s equity plan, of which 54,300 shares were available for grant in the form of restricted stock. During 2004, 1,000 shares of Common Stock were granted in the form of restricted stock at a market value of $50.50 vesting ratably over a four-year period. During 2003, 50,000 shares of Common Stock were granted in the form of restricted stock at a market value of $25.58 fully vesting after four years. No shares of Common Stock were granted in the form of restricted stock during 2002. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plan.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	2004	2003	2002
Dividend yield	1.0%	1.7%	—
Expected volatility	41.5%	41.8%	41.5%
Risk-free interest rate	3.1%	3.3%	5.2%
Expected life	6 years	6 years	6 years

13. Shareholders’ Equity

     The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share, with 198.4 million shares of Common Stock issued and 167.1 million shares of Common Stock outstanding at January 29, 2005 and 217.4 million shares of Common Stock issued and 178.5 million shares of Common Stock outstanding at January 31, 2004 (with shares held in the Company’s treasury or by subsidiaries of the Company being treated as issued, but not outstanding).

     During 2004, the Company retired 19 million shares of its common stock. During 2003, the Company retired approximately 48 million shares of its Common Stock, including shares issued to wholly owned subsidiaries of the Company in connection with an acquisition.

     The Company’s board of directors approved additional $750 million authorizations to the Company’s existing share repurchase program on February 27, 2004 and July 20, 2004. As of January 29, 2005, the share repurchase program had approximately $670 million of authorization remaining. Under its share repurchase program, the Company purchased 18.3 million shares of Company Common Stock at a cost of approximately $900 million in 2004, 16.5 million shares of Company Common Stock at an approximate cost of $645 million in 2003 and 11.4 million shares of Company Common Stock at an approximate cost of $390 million in 2002. In connection with the proposed acquisition of The May Department Stores Company (see Note 17), the Company has suspended repurchases under the Company’s share repurchase program.

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

     Changes in the number of shares held in the treasury are as follows:

	2004	2003	2002
		(thousands)
Balance, beginning of year	38,305.8	45,049.4	34,170.8
Additions:
Repurchase program	18,348.1	16,477.4	11,431.1
Restricted stock	17.1	30.4	32.4
Deferred compensation plans	30.7	8.5	3.3
Distribution through stock plans.	(7,068.0)	(5,227.2)	(588.2)
Retirement of common stock	(19,000.0)	(18,032.7)	—

Balance, end of year	30,633.7	38,305.8	45,049.4

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

     Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding. Changes in the number of shares held in the trust are as follows:

	2004	2003	2002
		(thousands)
Balance, beginning of year	598.9	581.6	560.0
Additions	39.2	45.9	36.6
Distribution	(29.0)	(28.6)	(15.0)

Balance, end of year	609.1	598.9	581.6

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

Notes Receivable

     The fair value of notes receivable was estimated using discounted cash flow analysis, based on estimated market discount rates.

Long-term debt

     The fair values of the Company’s long-term debt, excluding capitalized leases, are estimated based on the quoted market prices for publicly traded debt or by using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

     The estimated fair values of certain financial instruments of the Company are as follows:

	January 29, 2005			January 31, 2004
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value
	(millions)
Notes receivable	$—	$—	$—	$25	$25	$25
Long-term debt	2,593	2,593	2,884	3,103	3,103	3,467

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

15. Earnings Per Share

     The reconciliation of basic earnings per share to diluted earnings per share based on income from continuing operations is as follows:

	2004			2003			2002
	Income		Shares	Income		Shares	Income		Shares
	(millions, except per share data)
Income from continuing operations and average number of shares outstanding	$689		174.5	$693		183.8	$638		196.6
Shares to be issued under deferred compensation plans	—		.6	—		.6	—		.7

	$689		175.1	$693		184.4	$638		197.3

Basic earnings per share		$3.93			$3.76			$3.23

Effective of dilutive securities - Stock options	—		3.1	—		2.2	—		1.4

	$689		178.2	$693		186.6	$638		198.7

Diluted earnings per share		$3.86			$3.71			$3.21

     In addition to the stock options reflected in the foregoing table, stock options to purchase 0.4 million shares of common stock at prices ranging from $64.06 to $79.44 per share were outstanding at January 29, 2005, stock options to purchase 3.7 million shares of common stock at prices ranging from $47.75 to $79.44 per share were outstanding at January 31, 2004 and stock options to purchase 23.0 million shares of common stock at prices ranging from $32.44 to $79.44 per share were outstanding at February 1, 2003 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

16. Quarterly Results (unaudited)

     Unaudited quarterly results for last two years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(millions, except per share data)
2004:
Net sales	$3,517	$3,548	$3,491	$5,074
Cost of sales	2,105	2,091	2,100	3,001
Gross margin	1,412	1,457	1,391	2,073
Selling, general and administrative expenses	1,195	1,212	1,216	1,310
Net income	97	78	74	440
Basic earnings per share	.54	.44	.43	2.61
Diluted earnings per share	.53	.43	.42	2.55

2003:
Net sales	$3,291	$3,434	$3,486	$5,053
Cost of sales	2,002	2,025	2,091	2,981
Gross margin	1,289	1,409	1,395	2,072
Selling, general and administrative expenses	1,143	1,145	1,222	1,314
Net income	46	120	67	460
Basic earnings per share	.24	.65	.37	2.55
Diluted earnings per share	.24	.64	.36	2.50

17. Subsequent Event (unaudited)

     On February 27, 2005, the Company entered into an agreement (the “Merger Agreement”) with The May Department Stores Company (“May”) providing for the merger of May with a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, May stockholders will be entitled to receive in exchange for their May common stock a combination of cash and shares of Company common stock. The Company estimates that the merger payments to May stockholders will total approximately $5.5 billion in cash and 95.9 million shares of Company common stock. The Company has committed to increase its annual dividend to $1 per share following the completion of the Merger.

     The Merger is expected to have a material affect on the Company’s consolidated financial position, results of operations and cash flows. May’s reported net sales and net earnings for the fiscal year ended January 29, 2005 were $14,441 and $524 million, respectively. May’s reported total assets and total liabilities (including ESOP preference shares) at January 29, 2005 were $15,151 million and $10,676 million, respectively. May’s reported long-term debt (including the current portion thereof) at January 29, 2005 was $5,807 million.

     The completion of the Merger is subject to approval by the stockholders of the Company and May and the satisfaction of other customary conditions, including antitrust approval. The Merger is expected to close in the third quarter of 2005. If the Merger Agreement were terminated under specified circumstances, May would be required to pay to the Company a fee in the amount of $350 million. If the Merger Agreement were terminated under certain other specified circumstances, the Company would be required to pay to May a fee in an amount up to $350 million.