Form 10-Q
period 2005-04-30
FEDERATED DEPARTMENT STORES INC /DE/
filed 2005-06-09
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended April 30, 2005.

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
Yes     X     No ______

170,427,021 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of May 28, 2005.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended April 30, 2005	13 Weeks Ended May 1, 2004

Net sales	$ 3,641	$ 3,550

Cost of sales	2,176	2,123

Gross margin	1,465	1,427

Selling, general and administrative expenses	1,213	1,210

Operating income	252	217

Interest expense	(60)	(63)

Interest income	6	3

Income before income taxes	198	157

Federal, state and local income tax expense	(75)	(60)

Net income	$ 123	$ 97

Basic earnings per share	$ .73	$ .54

Diluted earnings per share	$ .71	$ .53

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	April 30,	January 29,	May 1,
	2005	2005	2004
ASSETS:
Current Assets:
Cash and cash equivalents	$ 918	$ 868	$ 913
Accounts receivable	3,313	3,418	3,100
Merchandise inventories	3,413	3,120	3,498
Supplies and prepaid expenses	125	104	121
Total Current Assets	7,769	7,510	7,632

Property and Equipment - net	5,888	6,018	6,081
Goodwill	260	260	262
Other Intangible Assets - net	378	378	378
Other Assets	711	719	270

Total Assets	$15,006	$14,885	$14,623

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 1,226	$ 1,242	$ 916
Accounts payable and accrued liabilities	2,789	2,707	2,754
Income taxes	227	324	152
Deferred income taxes	63	28	-
Total Current Liabilities	4,305	4,301	3,822

Long-Term Debt	2,635	2,637	3,149
Deferred Income Taxes	1,108	1,199	1,025
Other Liabilities	586	581	580
Shareholders' Equity	6,372	6,167	6,047

Total Liabilities and Shareholders' Equity	$15,006	$14,885	$14,623

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	13 Weeks Ended April 30, 2005	13 Weeks Ended May 1, 2004
Cash flows from operating activities:
Net income	$ 123	$ 97
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177	176
Amortization of financing costs	1	1
Amortization of unearned restricted stock	1	1
Changes in assets and liabilities:
Decrease in proprietary and other accounts receivable not separately identified	121	152
Increase in merchandise inventories	(294)	(282)
Increase in supplies and prepaid expenses	(21)	(22)
Decrease in other assets not separately identified	7	-
Increase in accounts payable and accrued liabilities not separately identified	89	128
Decrease in current income taxes	(97)	(209)
Increase (decrease) in deferred income taxes	(56)	29
Increase in other liabilities not separately identified	5	2
Net cash provided by operating activities	56	73

Cash flows from investing activities:
Purchase of property and equipment	(36)	(72)
Capitalized software	(16)	(17)
Increase in non-proprietary accounts receivable	(16)	(39)
Collection of note receivable	-	17
Disposition of property and equipment	7	1
Net cash used by investing activities	(61)	(110)

Cash flows from financing activities:
Debt issued	-	9
Debt repaid	(18)	(2)
Dividends paid	(23)	(22)
Increase (decrease) in outstanding checks	(8)	9
Acquisition of treasury stock	(1)	(90)
Issuance of common stock	105	121
Net cash provided by financing activities	55	25

                                                                                                                                           (Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	13 Weeks Ended April 30, 2005	13 Weeks Ended May 1, 2004

Net increase (decrease) in cash and cash equivalents	50	(12)
Cash and cash equivalents at beginning of period	868	925

Cash and cash equivalents at end of period	$ 918	$ 913

Supplemental cash flow information:
Interest paid	$ 83	$ 79
Interest received	5	4
Income taxes paid (net of refunds received)	208	240

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

  Summary of Significant Accounting Policies

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2005 (the "2004 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2004 10-K.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended April 30, 2005 and May 1, 2004 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 weeks ended April 30, 2005 and May 1, 2004, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

The Consolidated Financial Statements as of and for the 13 weeks ended May 1, 2004 have been restated to reflect the adoption of Financial Accounting Standards Board ("FASB") Staff Position 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The effect of this restatement was to decrease selling, general and administrative expenses by $1 million and increase net income by $1 million for the 13 weeks ended May 1, 2004.

Certain reclassifications were made to prior year's amounts to conform with the classifications of such amounts for the most recent year.

Net sales include merchandise sales, leased department income and shipping and handling fees. Cost of sales consists of the cost of merchandise, including inbound freight, and shipping and handling costs. Historically, leased department income and shipping and handling fees and costs were included in selling, general and administrative expenses.

Historically, the Company presented the aggregate cash flows generated from both the Company's proprietary and non-proprietary credit card accounts as cash flows from operating activities in the consolidated statements of cash flows. The Company has changed its presentation of cash flows generated from its non-proprietary credit card accounts from operating to investing activities within the consolidated statements of cash flows, as the receivables generated in such accounts relate predominately to activities external to the Company's sales of merchandise and services. Accordingly, the Company has reclassified the cash flows associated with such accounts in the comparable prior year period to conform to the classification of such cash flows for the period covered by this report.

The impact on the respective line items of the Consolidated Statement of Cash Flows is as follows:

13 Weeks Ended May 1, 2004
(millions)
As Previously Reported
Decrease in accounts receivable	$ 113
Net cash provided by operating activities	34
Net cash used by investing activities	(71)

As Reclassified
Decrease in proprietary and other accounts receivable not separately identified	$ 152
Net cash provided by operating activities	73
Increase in non-proprietary accounts receivable	(39)
Net cash used by investing activities	(110)

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adopting of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board ("APB") Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adopting of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.

The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission announced that it was amending Regulation S-X to provide up to a six-month delay for the adoption of SFAS 123R. The Company has decided to adopt SFAS 123R for its fiscal year beginning January 29, 2006. The impact of adopting SFAS 123R cannot be accurately estimated since it will depend on levels of share-based awards granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of this statement would have approximated the impact of the fair value recognition provisions of SFAS 123 as previously disclosed by the Company on a pro forma basis.

The Company accounts for its stock-based employee compensation plan in accordance with APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income, as all options granted under the plan have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for stock options granted. The Company estimates the fair value of each employee stock option grant on the date of grant using the Black-Scholes option-pricing model.
	13 Weeks Ended April 30, 2005	13 Weeks Ended May 1, 2004
(millions, except per share data)
Net income, as reported	$ 123	$ 97
Add stock-based employee compensation cost included in reported net income, net of related tax benefit	2	1
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit	(12)	(11)
Pro forma net income	$ 113	$ 87

Earnings per share:
Basic - as reported	$ .73	$ .54
Basic - pro forma	$ .67	$ .48
Diluted - as reported	$ .71	$ .53
Diluted - pro forma	$ .65	$ .47

  Restructuring Accruals

During the first quarter of 2004, the Company recorded certain costs and expenses in selling, general and administrative expenses related to the Burdines-Macy's consolidation in Florida, centralizing the Macy's home store business and other store closings, including accruals of $5 million for severance and $2 million of lease termination costs. The $2 million of lease termination costs was paid prior to January 29, 2005 and the $5 million of severance was paid during 2004 as part of an ongoing benefit arrangement.

At April 30, 2005 and May 1, 2004, respectively, accounts payable and accrued liabilities included $9 million and $10 million of lease obligations related to the closing of the Stern's department store division in 2001. The Company expects to pay the accrued amount over the next several years.
  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	April 30, 2005			May 1, 2004
	Income		Shares	Income		Shares
(millions, except per share data)
Net income and average number of shares outstanding operations and average number of shares outstanding	$123		168.3	$ 97		179.9
Shares to be issued under deferred compensation plans	-		.5	-		.6
	$123		168.8	$ 97		180.5

Basic earnings per share		$ .73			$ .54

Effect of dilutive securities - stock options	-		4.0	-		3.7
	$123		172.8	$ 97		184.2

Diluted earnings per share		$ .71			$ .53

In addition to the stock options reflected in the foregoing table, stock options to purchase 2.5 million shares of common stock at prices ranging from $61.07 to $79.44 per share were outstanding at April 30, 2005 and stock options to purchase 0.5 million shares of common stock at prices ranging from $51.94 to $79.44 per share were outstanding at May 1, 2004. These options were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

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

  The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended April 30, 2005	13 Weeks Ended May 1, 2004
	(millions)
Pension Plan
Service cost	$ 12	$ 11
Interest cost	24	25
Expected return on assets	(36)	(35)
Recognition of net actuarial loss	11	5
	$ 11	$ 6

Supplementary Retirement Plan
Service cost	$ 2	$ 2
Interest cost	4	4
Recognition of net actuarial loss	3	4
	$ 9	$ 10

Postretirement Obligations
Service cost	$ -	$ -
Interest cost	4	4
Recognition of net actuarial loss (gain)	1	(1)
Amortization of prior service cost	(1)	(1)
	$ 4	$ 2

  Merger Agreement

On February 27, 2005, the Company entered into an agreement (the "Merger Agreement") with The May Department Stores Company ("May") providing for the merger of May with a wholly owned subsidiary of the Company (the "Merger"). As a result of the Merger, May stockholders will be entitled to receive in exchange for their May common stock a combination of cash and shares of Company common stock. The Company estimates that the merger payments to May stockholders will total approximately $5.5 billion in cash and 97 million shares of Company common stock. The Company has committed to increase its annual dividend to $1 per share following the completion of the Merger.

The Merger is expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows. May's reported net sales and net earnings for the fiscal quarter ended April 30, 2005 were $3,369 million and $41 million, respectively. May's reported total assets and total liabilities (including ESOP preference shares) at April 30, 2005 were $15,173 million and $10,581 million, respectively. May's reported long-term debt (including the current portion thereof) at April 30, 2005 was $5,799 million.

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

6. Subsequent Event

On June 2, 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with Citibank, N.A. (together with its subsidiaries, as applicable, "Citibank"). The Purchase Agreement provides, on the terms and subject to the conditions set forth therein, for, among other things, the purchase by Citibank of (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owns all of the Company's interest in the Prime Credit Card Master Trust (the foregoing and certain related assets being the "FDS Credit Assets"), (ii) the "Macy's" credit card accounts owned by GE Capital Consumer Card Co. ("GE Bank"), together with related receivables balances (the foregoing and certain related assets being the "GE/Macy's Credit Assets"), upon the termination of the Company's credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the foregoing and certain related assets being the "May Credit Assets"), within 12 months after the completion of the Merger.

In connection with the Purchase Agreement, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the "Program Agreement") with an initial term of 10 years commencing upon the final closing under the Purchase Agreement and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides, on the terms and subject to the conditions set forth therein, for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

The consummation of the transactions contemplated by the Purchase Agreement is subject to regulatory approvals and the satisfaction of other customary conditions. The initial closing, which will involve the sale of the FDS Credit Assets, is expected to occur in the Company's third fiscal quarter.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "first quarter of 2005" and "first quarter of 2004" are to the Company's 13-week fiscal periods ended April 30, 2005 and May 1, 2004, respectively.

The Company is a retail organization operating department stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods in 34 states, Puerto Rico and Guam. The highest concentration of stores are on the west coast, in the southeast and in the northeast. The Company's operations are significantly impacted by competitive pressures from department stores, specialty stores and mass merchandisers and all other retail channels, and general consumer-spending levels, including the impact of employment levels.

In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy's brand. The Company propelled Macy's presence nationwide through successful co-branding with the Company's regional department store nameplates. The co-branding allowed the Company to magnify the impact of marketing on a nationwide basis, as well as to leverage major events such as the Macy's Thanksgiving Day Parade. Continuing with the Company's strategy to more fully utilize its Macy's brand, the Company converted all of its co-branded regional department stores to the Macy's nameplate on March 6, 2005. As a result, the Company currently operates coast to coast exclusively under two retail brands - Macy's and Bloomingdale's. Also in 2005, the Company launched a new nationwide Macy's customer loyalty program, called Star Rewards, in coordination with the launch of the Macy's nameplate in cities across the country. The program will provide an enhanced level of offers and benefits to Macy's best customers.

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

In 2005, the Company continues to focus on four key priorities for improving the business over the longer term: differentiating and editing merchandise assortments; simplifying pricing; improving the overall shopping experience; and communicating better with customers through more brand focused and effective marketing. The Company believes that its recent results indicate that these strategies are working and that the customer is responding in a favorable manner.

On February 27, 2005, the Company entered into an agreement (the "Merger Agreement") with The May Department Stores Company ("May") providing for the merger of May with a wholly owned subsidiary of the Company (the "Merger"). As a result of the Merger, May stockholders will be entitled to receive in exchange for their May common stock a combination of cash and shares of

Company common stock. The Company estimates that the merger payments to May stockholders will total approximately $5.5 billion in cash and 97 million shares of Company common stock. The Company has committed to increase its annual dividend to $1 per share following the completion of the Merger.

The Merger is expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows. May's reported net sales and net earnings for the fiscal quarter ended April 30, 2005 were $3,369 million and $41 million, respectively. May's reported total assets and total liabilities (including ESOP preference shares) at April 30, 2005 were $15,173 million and $10,581 million, respectively. May's reported long-term debt (including the current portion thereof) at April 30, 2005 was $5,799 million. The Company expects that the Merger will be accretive to its earnings per share in 2007. The Company expects to realize approximately $450 million in annual cost savings by 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company. In addition, the Company anticipates incurring approximately $1 billion in one-time costs related to the acquisition and integration, spread out over a three-year period, commencing after the acquisition in 2005.

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

On June 2, 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with Citibank, N.A. (together with its subsidiaries, as applicable, "Citibank"). The Purchase Agreement provides, on the terms and subject to the conditions set forth therein, for, among other things, the purchase by Citibank of (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owns all of the Company's interest in the Prime Credit Card Master Trust (the foregoing and certain related assets being the "FDS Credit Assets"), (ii) the "Macy's" credit card accounts owned by GE Capital Consumer Card Co. ("GE Bank"), together with related receivables balances (the foregoing and certain related assets being the "GE/Macy's Credit Assets"), upon the termination of the Company's credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the foregoing and certain related assets being the "May Credit Assets"), within 12 months after the completion of the Merger.

In connection with the Purchase Agreement, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the "Program Agreement") with an initial term of 10 years commencing upon the final closing under the Purchase Agreement and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides, on the terms and subject to the conditions set forth therein, for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

The sales prices provided for in the Purchase Agreement equate to approximately 111.5% of the receivables to be included in the FDS Credit Assets, the GE/Macy's Credit Assets and the May Credit Assets, and the Company will receive ongoing payments under the Program Agreement. The transactions contemplated by the Purchase Agreement and the Program Agreement are expected to be accretive to the Company's earnings per share, particularly as the sales of the GE/Macy's Credit Assets and the May Credit Assets are completed.

The consummation of the transactions contemplated by the Purchase Agreement is subject to regulatory approvals and the satisfaction of other customary conditions. The initial closing, which will involve the sale of the FDS Credit Assets, is expected to occur in the Company's third fiscal quarter.

Results of Operations

Comparison of the 13 Weeks Ended April 30, 2005 and May 1, 2004

Net income for the first quarter of 2005 totaled $123 million compared to $97 million for the first quarter of 2004, reflecting strong sales and gross margin performance in the first quarter of 2005.

Net sales for the first quarter of 2005 totaled $3,641 million, compared to net sales of $3,550 million for the first quarter of 2004, an increase of 2.6%. On a comparable store basis (sales from stores in operation throughout the first quarter of 2004 and the first quarter of 2005 and all Internet sales and mail order sales from continuing businesses), net sales for the first quarter of 2005 also increased 2.6% compared to the first quarter of 2004. Sales of the Company's private brands continued strong in the first quarter of 2005. Geographically, the Company's sales strength was widespread with the exception of the central part of the country. By family of business, sales in the first quarter of 2005 were strongest in jewelry, handbags, cosmetics, men's and women's sportswear and children's apparel. The weaker businesses included the big ticket home area (furniture, bedding and floor coverings).

Cost of sales was 59.8% of net sales for the first quarter of 2005 and the first quarter of 2004. Included in cost of sales for the first quarter of 2004 were $4 million of markdowns associated with the Burdines-Macy's integration in Florida. These markdowns were primarily related to merchandise that was being sold at Macy's stores that would not continue to be sold following the integration. Merchandise inventories were down 2.4% at the end of the quarter as compared to the first quarter of 2004. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 33.3% of net sales for the first quarter 2005 compared to 34.1% for the first quarter of 2004. SG&A expenses in actual dollars for the first quarter of 2005 were relatively flat compared to the first quarter of 2004. Included in SG&A expenses for the first quarter of 2004 were approximately $15 million of costs incurred in connection with store closings, the Burdines-Macy's consolidation and home store centralization.

Net interest expense was $54 million for the first quarter of 2005, compared to $60 million for the first quarter of 2004 due to the combination of lower levels of borrowings and increased income on invested cash.

The Company's effective income tax rate of 37.7% for the first quarter of 2005 and 38.2% for the first quarter of 2004 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes.

     Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by operating activities in the first quarter of 2005 was $56 million, compared to the $73 million provided in the first quarter of 2004.

Net cash used by investing activities was $61 million for the first quarter of 2005, compared to the $110 million used in the first quarter of 2004. Investing activities for the first quarter of 2005 included purchases of property and equipment totaling $36 million, capitalized software of $16 million and an increase in non-proprietary accounts receivable of $16 million. Investing activities for the first quarter of 2004 included purchases of property and equipment totaling $72 million, capitalized software of $17 million, an increase in non-proprietary accounts receivable of $39 million and $17 million collection on a note receivable. The Company intends to open two new department stores before the fourth quarter of 2005. The Company's budgeted capital expenditures with respect to its current operations are approximately $600 million for 2005.

Historically, the Company presented the aggregate cash flows generated from both the Company's proprietary and non-proprietary credit card accounts as cash flows from operating activities in the consolidated statements of cash flows. The Company has changed its presentation of cash flows generated from its non-proprietary credit card accounts from operating to investing activities within the consolidated statements of cash flows, as the receivables generated in such accounts relate predominately to activities external to the Company's sales of merchandise and services. Accordingly, the Company has reclassified the cash flows associated with such accounts in the comparable prior year period to conform to the classification of such cash flows for the period covered by this report.

          The impact on the respective line items of the Consolidated Statement of Cash Flows is as follows:

13 Weeks Ended May 1, 2004
(millions)
As Previously Reported
Decrease in accounts receivable	$ 113
Net cash provided by operating activities	34
Net cash used by investing activities	(71)

As Reclassified
Decrease in proprietary and other accounts receivable not separately identified	$ 152
Net cash provided by operating activities	73
Increase in non-proprietary accounts receivable	(39)
Net cash used by investing activities	(110)

Net cash provided by the Company's financing activities for the first quarter of 2005 totaled $55 million, compared to $25 million for the first quarter of 2004. The Company's financing activities during the first quarter of 2005 included the issuance of $105 million of Company Common Stock, primarily related to the exercise of stock options and cash dividends paid of $23 million. The Company's financing activities during the first quarter of 2004 included the issuance of $121 million of Company Common Stock, primarily related to the exercise of stock options, the acquisition of 1.7 million shares of Company Common Stock at an approximate cost of $90 million and cash dividends paid of $22 million.

On May 20, 2005, the Company's board of directors declared a quarterly dividend of 13.5 cents per share on Federated Common Stock. The dividend is payable July 1, 2005 to shareholders of record at the close of business on June 15, 2005.

Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements in both the near term and over the longer term. The Company's ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the

Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

Management believes the department store business and other retail businesses will continue to consolidate. The Company intends from time to time to consider additional acquisitions of, and investments in, department stores and other complementary assets and companies. Acquisition transactions, including the proposed acquisition of May, are expected to be financed from one or more of the following sources: cash on hand, cash from operations, proceeds from the proposed sale of the Company's credit card-related operations, borrowings under existing or new credit facilities and the issuance of long-term debt, commercial paper or other securities, including Common Stock.

Management believes that, after financing the proposed acquisition of May, the liquidity and capital resources of the combined enterprise will be sufficient to cover the reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements of the combined enterprise in both the near term and over the longer term.

Outlook

The following statements do not reflect the proposed acquisition of The May Department Stores Company or the proposed sale of the Company's credit card operations and related strategic alliance. The Company currently expects to achieve a comparable store sales increase of approximately 1.0 percent and diluted earnings per share of 80 to 85 cents per share in the second quarter of 2005, which ends July 30, 2005. In estimating comparable store sales and diluted earnings per share, the Company assumed that: general economic conditions and consumer confidence and demand would be such that the forecasted amounts of comparable store sales would be achieved; the gross margin rate would be relatively flat in the second quarter of 2005 as compared to the second quarter of 2004, excluding store closing, centralization and consolidation costs in 2004; and SG&A expenses in the second quarter of 2005 would be relatively flat in dollars compared to the second quarter of 2004, excluding store closing, centralization and consolidation costs in 2004.

The accuracy of the assumptions and the resulting forecasts is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Other Information" in Item 5 of Part II of this report for a discussion of matters that could cause actual results to vary from the Company's expectations.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of April 30, 2005, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 1. Legal Proceedings.

The Company and certain members of its senior management were named defendants in five substantially identical purported class action complaints filed on behalf of persons who purchased shares of the Company's Common Stock between February 23, 2000 and July 20, 2000. Originally filed in August, September and October 2000, in the United States District Court for the Southern District of New York, the actions were consolidated into a single case (In Re Federated Department Stores, Inc. Securities Litigation, Case No. 00-CV-6362 (RCC)) and a consolidated amended complaint (the "Complaint") was filed. The Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, on the basis of claims that the Company, among other things, made false and misleading statements regarding its financial condition and results of operations and failed to disclose material information relating to the credit delinquency problem at the Company's former subsidiary, Fingerhut Companies, Inc. ("Fingerhut"). The plaintiffs sought unspecified amounts of compensatory damages and costs, including legal fees. The Company filed a Motion to Dismiss the Complaint on January 22, 2002, and on March 11, 2004, the court dismissed the Complaint without prejudice. On May 18, 2004, the plaintiffs filed a second amended complaint (the "Second Amended Complaint"), asserting the same claims as in the earlier versions of the Complaint.  The Company filed a Motion to Dismiss the Second Amended Complaint on July 7, 2004, and it was dismissed with prejudice by the Court on March 23, 2005.

The Company and its subsidiary, Macy's West, Inc., were named as defendants in a civil action filed by the California Attorney General. The complaint was filed on June 23, 2004 in Alameda County Superior Court. The complaint alleges violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986, California Health and Safety Code Sections 25249.5 et seq., also known as Proposition 65 ("Prop 65") on the basis that the Company offers for sale fashion jewelry containing levels of lead requiring a warning under Prop 65 and that such warning had not been provided. The plaintiffs seek injunctive relief, civil penalties, and attorneys' fees and costs, and the parties are currently attempting to resolve the lawsuit through mediation. Based on the information presently available to the Company, management expects that the ultimate resolution of this action will not have a material impact on the Company's financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2005:

	Total Number of Shares Purchased (1)	Average Price per Share ($)	Number of Shares Purchased Under Program (2)	Open Authorization Remaining (2) (3) ($)
	(thousands)		(thousands)	(millions)

January 30, 2005 - February 26, 2005	3	55.62	-	670

February 27, 2005 - April 2, 2005	12	58.96	-	670

April 3, 2005 - April 30, 2005	2	61.82	-	670

Total	17	58.65	-

_______________________

(1)     Consists of shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock and upon the distribution of Common Stock under the Company's deferred compensation plans.

(2)     The Company's board of directors initially approved a $500 million authorization to purchase Common Stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003 and an additional $750 million authorizations on each of February 27, 2004 and July 20, 2004. All authorizations are cumulative and do not have an expiration date.

(3)     In connection with the proposed acquisition of The May Department Stores Company, the Company has suspended repurchases under the Company's share repurchase plan.

Item 5. Other Information

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or war. Without limiting the generality of the foregoing, forward-looking statements regarding the proposed acquisition of The May Department Stores Company are subject to risks and uncertainties relating to, among other things, obtaining governmental approvals of the transaction on the proposed terms and schedule, approval of the transaction by Federated and May stockholders, other conditions to consummation, successful and timely integration of the acquired businesses with the Company's existing businesses, timely realization of expected cost savings and other synergies, and potential disruption from the transaction which could make it more difficult to maintain relationships with the companies' respective employees, customers and vendors. No forward-looking statements should be relied upon as continuing to reflect the expectations of management or the current status of any matter referred to therein as of any date subsequent to the date on which such statements are made. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including the proposed acquisition of The May Department Stores Company, transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; the proposed sale of the Company's credit card operations and related strategic alliance; competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 6. Exhibits

2.1

Agreement and Plan of Merger by and among the Company, Milan Acquisition LLC (formerly known as Milan Acquisition Corp.) and The May Department Stores Company, dated as of February 27, 2005 (incorporated by reference to Exhibit 2.1 to Form 8-K filed February 28, 2005 by The May Department Stores Company).

10.1

Eighth Amendment to Amended and Restated Credit Card Program Agreement by and among Federated, FDS Bank, FACS Group, Inc., Macy's East, Inc., Macy's West (an unincorporated division of Macy's Department Stores, Inc.) (formerly known as Macy's West, Inc.), Macy's Department Stores, Inc. (successor in interest to Broadway Stores, Inc.), and GE Money Bank (formerly known as GE Capital Consumer Card Company), dated as of March 15, 2005 (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, dated March 17, 2005).

10.2	Amendment to Terry J. Lundgren's Employment Agreement, dated March 25, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, dated March 25, 2005).*

10.3	Option Award Agreement Form (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, dated March 25, 2005).*

10.4

Purchase, Sale and Servicing Transfer Agreement, dated as of June 2, 2005, among Federated, FDS Bank, Prime II Receivables Corporation and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, dated June 2, 2005)

10.5

Credit Card Program Agreement, dated as of June 2, 2005, among Federated, FDS Bank, FACS Group, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, dated June 2, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*Constitutes a compensatory plan or arrangement.

FEDERATED DEPARTMENT STORES, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: June 9, 2005	By: /s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)