Form 10-Q
period 2005-07-30
FEDERATED DEPARTMENT STORES INC /DE/
filed 2005-09-08
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended July 30, 2005.

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

Indicate by checkmark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     X     No

Indicate by checkmark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _______ No     X

171,866,734 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of August 27, 2005.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net Sales	$3,623	$3,581	$ 7,264	$ 7,131

Cost of sales	2,126	2,111	4,302	4,234

Gross margin	1,497	1,470	2,962	2,897

Selling, general and administrative expenses	1,206	1,225	2,419	2,435

Operating income	291	245	543	462

Interest expense	(61)	(122)	(121)	(185)

Interest income	7	3	13	6

Income before income taxes	237	126	435	283

Federal, state and local income tax expense	(89)	(48)	(164)	(108)

Net income	$ 148	$ 78	$ 271	$ 175

Basic earnings per share	$ .87	$ .44	$ 1.60	$ .97

Diluted earnings per share	$ .84	$ .43	$ 1.56	$ .96

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	July 30, 2005	January 29, 2005	July 31, 2004
ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,399	$ 868	$ 605
Accounts receivable	3,271	3,418	3,062
Merchandise inventories	3,259	3,120	3,355
Supplies and prepaid expenses	121	104	112
Total Current Assets	8,050	7,510	7,134

Property and Equipment - net	5,824	6,018	6,019
Goodwill	260	260	262
Other Intangible Assets - net	378	378	378
Other Assets	707	719	272
Total Assets	$15,219	$14,885	$14,065

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 1,229	$ 1,242	$ 691
Accounts payable and accrued liabilities	2,715	2,707	2,672
Income taxes	178	324	192
Deferred income taxes	29	28	-
Total Current Liabilities	4,151	4,301	3,555

Long-Term Debt	2,634	2,637	3,040
Deferred Income Taxes	1,224	1,199	1,029
Other Liabilities	597	581	595
Shareholders' Equity	6,613	6,167	5,846

Total Liabilities and Shareholders' Equity	$15,219	$14,885	$14,065

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	26 Weeks Ended July 30, 2005	26 Weeks Ended July 31, 2004
Cash flows from operating activities:
Net income	$ 271	$ 175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355	354
Amortization of financing costs	2	4
Amortization of unearned restricted stock	1	1
Changes in assets and liabilities:
Decrease in proprietary and other accounts receivable not separately identified	223	241
Increase in merchandise inventories	(139)	(140)
Increase in supplies and prepaid expenses	(17)	(13)
Decrease in other assets not separately identified	10	1
Increase in accounts payable and accrued liabilities not separately identified	64	82
Decrease in current income taxes	(147)	(168)
Increase in deferred income taxes	26	32
Increase in other liabilities not separately identified	16	17
Net cash provided by operating activities	665	586

Cash flows from investing activities:
Purchase of property and equipment	(143)	(175)
Capitalized software	(32)	(37)
Increase in non-proprietary accounts receivable	(76)	(96)
Collection of notes receivable	-	20
Disposition of property and equipment	14	7
Net cash used by investing activities	(237)	(281)

Cash flows from financing activities:
Debt issued	-	34
Debt repaid	(16)	(361)
Dividends paid Decrease in outstanding checks	(46) (55)	(47) (27)
Acquisition of treasury stock	(7)	(353)
Issuance of common stock	227	129
Net cash provided (used) by financing activities	103	(625)

                                                                                                                                                   (Continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

(millions)
	26 Weeks Ended July 30, 2005	26 Weeks Ended July 31, 2004

Net increase (decrease) in cash and cash equivalents	531	(320)
Cash and cash equivalents at beginning of period	868	925

Cash and cash equivalents at end of period	$1,399	$ 605

Supplemental cash flow information:
Interest paid	$ 118	$ 186
Interest received	11	7
Income taxes paid (net of refunds received)	240	244

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

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 30, 2005 and July 31, 2004 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 26 weeks ended July 30, 2005 and July 31, 2004, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

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

          The impact on the respective line items of the consolidated statement of cash flows is as follows:

26 Weeks Ended July 31, 2004
(millions)
As Previously Reported
Decrease in accounts receivable	$ 145
Net cash provided by operating activities	490
Net cash used by investing activities	(185)

As Reclassified
Decrease in proprietary and other accounts receivable not separately identified	$ 241
Net cash provided by operating activities	586
Increase in non-proprietary accounts receivable	(96)
Net cash used by investing activities	(281)

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

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
	(millions, except per share data)
Net income, as reported	$148	$ 78	$271	$175
Add stock-based employee compensation cost included in reported net income, net of related tax benefit	4	3	6	4
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit	(11)	(11)	(23)	(22)
Pro forma net income	$141	$ 70	$254	$157

Earnings per share:
Basic - as reported	$ .87	$ .44	$1.60	$ .97
Basic - pro forma	$ .82	$ .39	$1.49	$ .87
Diluted - as reported	$ .84	$ .43	$1.56	$ .96
Diluted - pro forma	$ .80	$ .38	$1.45	$ .86

  Restructuring Accruals

During the 26 weeks ended July 31, 2004, the Company recorded certain costs and expenses in selling, general and administrative expenses related to the Burdines-Macy's consolidation in Florida, centralizing the Macy's home store business and other store closings, including accruals of $5 million for severance and $2 million of lease termination costs. The $2 million of lease termination costs was paid prior to January 29, 2005 and the $5 million of severance was paid during the 52 weeks ended January 29, 2005 as part of an ongoing benefit arrangement.

At July 30, 2005 and July 31, 2004, respectively, accounts payable and accrued liabilities included $8 million and $10 million of lease obligations related to the closing of the Stern's department store division in 2001. The Company expects to pay the accrued amount over the next several years.
  Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	July 30, 2005			July 31, 2004
	Income		Shares	Income		Shares
(millions, except per share figures)
Net income and average number of shares outstanding	$ 148		170.7	$ 78		178.6
Shares to be issued under deferred compensation plans	-		.5	-		.5
	$ 148		171.2	$ 78		179.1

Basic earnings per share		$ .87			$ .44

Effect of dilutive securities -
stock options	-		4.5	-		2.9
	$ 148		175.7	$ 78		182.0

Diluted earnings per share		$ .84			$ .43

	26 Weeks Ended
	July 30, 2005			July 31, 2004
	Income		Shares	Income		Shares
(millions, except per share figures)
Net income and average number of shares outstanding	$ 271		169.5	$ 175		179.2
Shares to be issued under deferred compensation plans	-		.5	-		.6
	$ 271		170.0	$ 175		179.8

Basic earnings per share		$1.60			$.97

Effect of dilutive securities -
stock options	-		4.2	-		3.3
	$ 271		174.2	$ 175		183.1

Diluted earnings per share		$1.56			$.96

In addition to the stock options reflected in the foregoing tables, stock options to purchase 275,000 shares of common stock at prices ranging from $71.75 to $79.44 per share were outstanding at July 30, 2005 and stock options to purchase 5.5 million shares of common stock at prices ranging from $49.25 to $79.44 per share were outstanding at July 31, 2004 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

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

  The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Pension Plan
Service cost	$ 13	$ 12	$ 25	$ 23
Interest cost	24	24	48	49
Expected return on assets	(36)	(36)	(72)	(71)
Recognition of net actuarial loss	10	5	21	10
	$ 11	$ 5	$ 22	$ 11

Supplementary Retirement Plan
Service cost	$ 1	$ 2	$ 3	$ 4
Interest cost	4	4	8	8
Amortization of prior service cost	-	1	-	1
Recognition of net actuarial loss	3	3	6	7
	$ 8	$ 10	$ 17	$ 20

Postretirement Obligations
Service cost	$ -	$ -	$ -	$ -
Interest cost	4	5	8	9
Amortization of prior service cost	(1)	(2)	(2)	(3)
Recognition of net actuarial (gain) loss	-	(1)	1	(2)
	$ 3	$ 2	$ 7	$ 4

  Sale Agreement

On June 2, 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with Citibank, N.A. (together with its subsidiaries, as applicable, "Citibank"). The Purchase Agreement provides, on the terms and subject to the conditions set forth therein, for, among other things, the purchase by Citibank of (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owns all of the Company's interest in the Prime Credit Card Master Trust (the foregoing and certain related assets being the "FDS Credit Assets"), (ii) the "Macy's" credit card accounts owned by GE Capital Consumer Card Co. ("GE Bank"), together with related receivables balances (the foregoing and certain related assets being the "GE/Macy's Credit Assets"), upon the termination of the Company's credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by The May Department Stores Company, together with related receivables balances (the foregoing and certain related assets being the "May Credit Assets"), within 12 months after the completion of the acquisition described in Note 6 below.

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

The consummation of the transactions contemplated by the Purchase Agreement is subject to regulatory approvals and the satisfaction of other customary conditions. The initial closing, which will involve the sale of the FDS Credit Assets, is expected to occur in the Company's third fiscal quarter of 2005.

  Subsequent Event

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company ("May") pursuant to the merger of May with a wholly owned subsidiary of the Company (the "Merger"). As a result of the Merger, May stockholders became entitled to receive in exchange for their May common stock a combination of cash and shares of Company common stock. The Company estimates that the merger payments to May stockholders will total approximately $5.7 billion in cash and 100 million shares of Company common stock.

The Merger is expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows. May's reported net sales and net earnings for the 26 weeks ended July 30, 2005 were $6,815 million and $93 million, respectively. May's reported total assets and total liabilities (including ESOP preference shares) at July 30, 2005 were $15,069 million and $10,168 million, respectively. May's reported long-term debt (including the current portion thereof) at July 30, 2005 was $5,798 million.

FEDERATED DEPARTMENT STORES, INC.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2005" and "second quarter of 2004" are to the Company's 13-week fiscal periods ended July 30, 2005 and July 31, 2004, respectively, and all references to "2005" and "2004" are to the Company's 26-week fiscal periods ended July 30, 2005 and July 31, 2004, respectively.

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

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company ("May") pursuant to the merger of May with a wholly owned subsidiary of the Company (the "Merger"). As a result of the Merger, May stockholders became entitled to receive in exchange for their May common stock a combination of cash and shares of Company common stock. The Company estimates that the merger payments to May stockholders will total approximately $5.7 billion in cash and 100 million shares of Company common stock. The Company has committed to increase its annual dividend to $1 per share following the completion of the Merger.

The Merger is expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows. May's reported net sales and net earnings for the 26 weeks ended July 30, 2005 were $6,815 million and $93 million, respectively. May's reported total assets and total liabilities (including ESOP preference shares) at July 30, 2005 were $15,069 million and $10,168 million, respectively. May's reported long-term debt (including the current portion thereof) at July 30, 2005 was $5,798 million. The Company expects that the Merger will be accretive to its earnings per share in 2007. The Company expects to realize approximately $450 million in annual cost savings by 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company. In addition, the Company anticipates incurring approximately $1 billion in one-time costs related to the acquisition and integration, spread out over a three-year period, commencing after the acquisition in 2005.

The Company expects to add about 330 Macy's locations nationwide in 2006 as it converts the regional department store nameplates acquired through the Merger. In conjunction with the conversion process, the Company has identified 75 locations which will be divested starting in 2006. Included are 44 current May stores operating in 12 states under various nameplates, as well as 31 Macy's stores operating in 14 states. Locations identified for divestiture accounted for approximately $2.1 billion of 2004 sales. In addition to the other locations to be divested, the Company intends to divest either the May or Macy's store in downtown Boston and a small number of stores are being studied for potential conversion to the Bloomingdale's nameplate. The Company is continuing to study its store portfolio in light of the Merger and some plans may change as conversion dates approach.

The Company is a party to a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with Citibank, N.A. (together with its subsidiaries, as applicable, "Citibank"). The Purchase Agreement provides, on the terms and subject to the conditions set forth therein, for, among other things, the purchase by Citibank of (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owns all of the Company's interest in the Prime Credit Card Master Trust (the foregoing and certain related assets being the "FDS Credit Assets"), (ii) the "Macy's" credit card accounts owned by GE Capital Consumer Card Co. ("GE Bank"), together with related receivables balances (the foregoing and certain related assets being the "GE/Macy's Credit Assets"), upon the termination of the Company's credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the foregoing and certain related assets being the "May Credit Assets"), within 12 months after the completion of the Merger.

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

The consummation of the transactions contemplated by the Purchase Agreement is subject to regulatory approvals and the satisfaction of other customary conditions. The initial closing, which will involve the sale of the FDS Credit Assets, is expected to occur in the Company's third fiscal quarter of 2005.

The Company has provided GE Bank with a notice of its election to terminate the Company's credit card program agreement with GE Bank at the expiration of its initial term, which is scheduled to occur on May 1, 2006. In addition, the Company has given GE Bank irrevocable notice of its election to purchase on May 1, 2006, subject to the receipt of all required regulatory approvals and expiration of all applicable waiting periods, all of the GE/Macy's Credit Assets as of April 30, 2006 pursuant to the credit card program agreement, which provides that the purchase price for the GE/Macy's Credit Assets will be equal to the "net book value" (as such term is defined in the credit card program agreement) of the assets to be purchased as of the purchase date.

Results of Operations

Comparison of the 13 Weeks Ended July 30, 2005 and July 31, 2004

Net income for the second quarter of 2005 increased to $148 million compared to $78 million for the second quarter of 2004. The increase reflects higher sales, a lower expense rate, and reduced interest expense.

Net sales for the second quarter of 2005 totaled $3,623 million, up 1.2% compared to net sales of $3,581 million for the second quarter of 2004. On a comparable store basis (sales from stores in operation throughout 2004 and 2005 and all Internet sales and mail order sales from continuing businesses), net sales for the second quarter of 2005 increased 1.1% compared to the second quarter of 2004. Sales of the Company's private brands continued strong across the store in the second quarter of 2005. Sales in the second quarter of 2005 were strongest at Macy's Florida with above average performances also at Macy's West, Macy's East and Bloomingdale's. By family of business, sales in the second quarter of 2005 were strongest in cosmetics, shoes and handbags. The weaker businesses during the second quarter of 2005 continued to be in the home related areas.

Cost of sales was 58.7% of net sales for the second quarter of 2005, compared to 59.0% for the second quarter of 2004. Included in cost of sales for the second quarter of 2004 were $13 million of markdowns primarily associated with the Macy's home store centralization. These markdowns are related to merchandise that was being sold at Macy's-branded stores that will not continue to be sold following the home store centralization. Merchandise inventories were down approximately 3% at the end of the second quarter of 2005 as compared to the second quarter of 2004. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 33.3% of net sales for the second quarter of 2005 compared to 34.2% for the second quarter of 2004. The SG&A expense rate for the second quarter of 2005 benefited from higher sales. Included in SG&A expenses for the second quarter of 2004 were approximately $18 million of costs incurred in connection with store closings, the Burdines-Macy's consolidation and the home store centralization.

Net interest expense was $54 million for the second quarter of 2005, compared to $119 million for the second quarter of 2004. Net interest expense for the second quarter of 2005 benefited from the combination of lower levels of borrowings and increased income on invested cash. Net interest expense for the second quarter of 2004 includes $59 million of costs associated with the repurchase of $274 million of the Company's 8.5% senior notes due 2010.

The Company's effective income tax rate of 37.7% for the second quarter of 2005 and 38.2% for the second quarter of 2004 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes.

Comparison of the 26 weeks Ended July 30, 2005 and July 31, 2004

Net income for 2005 increased to $271 million compared to $175 million for 2004. The increase reflects higher sales, a lower expense rate, and reduced interest expense.

Net sales for 2005 totaled $7,264 million, compared to net sales of $7,131 million for 2004, an increase of 1.9%. On a comparable store basis (sales from stores in operation throughout 2004 and 2005 and all Internet sales and mail order sales from continuing businesses), net sales increased 1.8% compared to 2004. Sales of the Company's private brands continued strong in 2005. Sales in 2005 were strongest at Macy's Florida and Bloomingdale's. By family of business, sales in 2005 were strong in cosmetics, shoes, handbags, men's and women's sportswear and children's apparel. The weaker businesses during 2005 continued to be in the home related areas.

Cost of sales was 59.2% of net sales for 2005, compared to 59.4% for 2004. Included in cost of sales for 2004 were $17 million of markdowns associated with the Macy's home store centralization and the Burdines-Macy's consolidation in Florida. These markdowns are primarily related to merchandise that was being sold at Macy's-branded stores that will not continue to be sold following the Burdines-Macy's consolidation and home store centralization. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 33.3% of net sales for 2005, compared to 34.1% for 2004. The SG&A expense rate for 2005 benefited from higher sales. Included in SG&A expenses for 2004 were approximately $33 million of costs incurred in connection with store closings, the Burdines-Macy's consolidation and the home store centralization.

Net interest expense was $108 million for 2005, compared to $179 million for 2004. Net interest expense for 2005 benefited from the combination of lower levels of borrowings and increased income on invested cash. Net interest expense for 2004 includes $59 million of costs associated with the repurchase of $274 million of the Company's 8.5% senior notes due 2010.

The Company's effective income tax rate of 37.7% for 2005 and 38.2% for 2004 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by operating activities in 2005 was $665 million, compared to the $586 million provided in 2004, benefiting from higher net income.

Net cash used by investing activities was $237 million for 2005, compared to $281 million for 2004. Investing activities for 2005 included purchases of property and equipment totaling $143 million, capitalized software of $32 million and an increase in non-proprietary accounts receivable of $76 million. Investing activities for 2004 included purchases of property and equipment totaling $175 million, capitalized software of $37 million, an increase in non-proprietary accounts receivable of $96 million and $20 million collection of notes receivable. The Company opened one new department store and plans to open one additional department store before the fourth quarter of 2005. The Company's budgeted capital expenditures with respect to its current operations continue to be approximately $600 million for fiscal year 2005.

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

The impact on the respective line items of the Consolidated Statement of Cash Flows is as follows:

26 Weeks Ended July 31, 2004
(millions)
As Previously Reported
Decrease in accounts receivable	$ 145
Net cash provided by operating activities	490
Net cash used by investing activities	(185)

As Reclassified
Decrease in proprietary and other accounts receivable not separately identified	$ 241
Net cash provided by operating activities	586
Increase in non-proprietary accounts receivable	(96)
Net cash used by investing activities	(281)

Net cash provided by the Company from all financing activities was $103 million for 2005, including the issuance of $227 million of its common stock, primarily related to the exercise of stock options and $46 million of cash dividends paid. The Company acquired no shares of its common stock under its share repurchase program during 2005. Net cash used by the Company for all financing activities was $625 million for 2004, including $361 million of debt repayments, the acquisition of 7.2 million shares of its common stock at an approximate cost of $353 million, the issuance of $129 million of its common stock, primarily related to the exercise of stock options, and $47 million of cash dividends paid.

On August 10, 2005, the Company's board of directors declared a regular quarterly dividend of $0.25 per share on its common stock, payable on October 3, 2005 to the Company's pre-Merger stockholders of record as of the close of business on August 29, 2005. A cash dividend of $0.245 per share will be paid on September 15, 2005, to May's pre-Merger Stockholders of record as of the close of business on August 29, 2005.

The Company is a party to a five-year credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2.0 billion (which amount may be increased to $2.5 billion at the option of the Company) outstanding at any particular time. Upon the completion of the Merger, this agreement replaced the Company's previous five-year credit agreement, which would have expired June 29, 2006.

In connection with the Merger, the Company entered into a 364-day bridge credit agreement with certain financial institutions providing for revolving credit borrowings in an aggregate amount not to exceed $5.0 billion outstanding at any particular time. The aggregate amount of the facility will be reduced upon the receipt by the Company of net cash proceeds from certain events, including certain sales or other dispositions of assets aggregating $100 million or more, the issuance of certain equity interests and the incurrence of certain long term indebtedness.

In connection with the Merger, the Company entered into an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current borrowing availability under the revolving credit facilities described above.

The Company funded the cash consideration payable in the Merger originally through cash on hand and borrowings under its 364-day bridge credit agreement. The Company subsequently issued commercial paper and utilized the proceeds and additional cash on hand to pay down the borrowings under the 364-day bridge credit agreement. As of September 7, 2005, the Company had no borrowings outstanding under the 364-day bridge credit agreement and $4.3 billion of commercial paper outstanding under its commercial paper programs.

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

Management believes the department store business and other retail businesses will continue to consolidate. The Company intends from time to time to consider additional acquisitions of, and investments in, department stores and other complementary assets and companies. Acquisition transactions, if any, are expected to be financed from one or more of the following sources: cash on hand, cash from operations, proceeds from the proposed sale of the Company's credit card-related operations, borrowings under existing or new credit facilities and the issuance of long-term debt, commercial paper or other securities, including Common Stock.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of July 30, 2005, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2005:

	Total Number of Shares Purchased (1)	Average Price per Share ($)	Number of Shares Purchased Under Program (2)	Open Authorization Remaining (2) (3) ($)
	(thousands)		(thousands)	(millions)

May 1, 2005 - May 28, 2005	-	-	-	670

May 29, 2005 - July 2, 2005	95	67.45	-	670

July 3, 2005 - July 30, 2005	-	-	-	670

Total	95	67.45	-

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's stockholders was held on July 13, 2005. The Company's stockholders voted on the following items at such meeting:

(a) The stockholders approved the issuance of Company Common Stock pursuant to the terms of the Agreement and Plan of Merger, dated February 27, 2005, by and among The May Department Stores Company, the Company and Milan Acquisition LLC, a wholly-owned subsidiary of the Company. The votes for the issuance of stock were 138,359,478, the votes against the issuance of stock were 161,901, and the votes abstained were 909,664.

(b) The stockholders approved the election of three Directors for a three-year term expiring at the 2008 Annual Meeting of the Company's stockholders. The votes for such elections were as follows: Meyer Feldberg - 141,446,184votes in favor and 7,368,295 votes withheld; Terry J. Lundgren - 145,902,938 votes in favor and 2,911,541 votes withheld; and Marna C. Whittington - 140,097,652 votes in favor and 8,716,827 votes withheld.

(c) The stockholders approved an amendment to the Company's certificate of incorporation to provide for the annual election of directors. The votes for the amendment were 146,721,042, the votes against the amendment were 1,172,966, and the votes abstained were 920,471.

(d) The stockholders ratified the employment of KPMG LLP as the Company's independent accountants for the fiscal year ending January 28, 2006. The votes for the ratification were 147,499,194, the votes against the ratification were 443,122, and the votes abstained were 872,163.

Item 5. Other Information

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or war. Without limiting the generality of the foregoing, forward-looking statements regarding the anticipated effects of the acquisition of The May Department Stores Company are subject to risks and uncertainties relating to, among other things, the successful and timely integration of the acquired businesses with the Company's historical businesses, timely realization of expected cost savings and other synergies, and potential disruption from the transaction which could make it more difficult to maintain relationships with the companies' respective employees, customers and vendors. No forward-looking statements should be relied upon as continuing to reflect the expectations of management or the current status of any matter referred to therein as of any date subsequent to the date on which such statements are made. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including the proposed acquisition of The May Department Stores Company; transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; the proposed sale of the Company's credit card operations and related strategic alliance; competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 6. Exhibits

3.1

Certificate of Incorporation of Federated Department Stores, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995).

3.2

Amended and Restated Article Seventh to the Certificate of Incorporation of Federated Department Stores, Inc. (incorporated by reference to Annex F of the Proxy Statement of the Company dated May 31, 2005).

3.3	By-Laws of Federated Department Stores, Inc. (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-104204) filed on April 1, 2003.
3.4

Amended and Restated Sections 28 and 29 of the By-Laws of Federated Department Stores, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated as of July 19, 2005).

10.1

Employment Agreement between Federated Corporate Services, Inc. (a wholly-owned subsidiary of the Company) and Thomas L. Cole dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 1, 2005).*

10.2

 Employment Agreement between Macy's Merchandising Group, LLC (a wholly-owned subsidiary of the Company) and Janet E. Grove dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 3, 2005).*

10.3

Employment Agreement between Federated Corporate Services, Inc. (a wholly-owned subsidiary of the Company) and Thomas G. Cody dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated June 15, 2005).*

10.4

Credit Agreement dated as of July 18, 2005 among Federated Department Stores, Inc., Federated Holdings, Inc., JPMorgan Chase Bank N.A. and Bank of America, N.A. (as Administrative Agents) and JPMorgan Chase Bank, N.A. (as Paying Agent) (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, dated July 19, 2005).

10.5	Notice of Termination dated July 12, 2005 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated as of July 14, 2005).
10.6	Notice of Election to Purchase dated July 12, 2005 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated as of July 14, 2005).
10.7

Accession Agreement dated August 30, 2005 between Federated Retail Holdings, Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.8

Bridge Credit Agreement dated as of August 30, 2005 among Federated Department Stores, Inc., Federated Retail Holdings, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as paying agent and an administrative agent, and Bank of America, N.A., as an administrative agent (the "Bridge Credit Agreement") (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.9

Guarantee Agreement dated as of August 30, 2005 among Federated Department Stores, Inc., Federated Retail Holdings, Inc. and JP Morgan Chase Bank, N.A., related to the Credit Agreement, dated July 18, 2005, among Federated Department Stores, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as paying agent and an administrative agent, and Bank of America, N.A., as an administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.10

Guarantee Agreement, dated as of August 30, 2005, among Federated Department Stores, Inc., Federated Retail Holdings, Inc. and JP Morgan Chase Bank, N.A., related to the Bridge Credit Agreement (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.11

Letter Agreement dated August 30, 2005 among Federated Department Stores, Inc., Federated Retail Holdings, Inc. and Citibank, N.A., as issuing and paying agreement, amending the Issuing and Paying Agent Agreement, dated January 30, 1997, between Federated Department Stores, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.12

Commercial Paper Dealer Agreement dated as of August 30, 2005 among Federated Department Stores, Inc., Federated Retail Holdings, Inc. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.13

Commercial Paper Dealer Agreement dated as of August 30, 2005 among Federated Department Stores, Inc., Federated Retail Holdings, Inc. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.14

Commercial Paper Dealer Agreement dated as of August 30, 2005 among Federated Department Stores, Inc., Federated Retail Holdings, Inc. and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.15

First Supplemental Trust Indenture dated as of August 30, 2005, by and among Federated Department Stores, Inc. (as successor to The May Department Stores Company, a Delaware corporation), Federated Retail Holdings, Inc. (f/k/a The May Department Stores Company, a New York corporation) and J.P. Morgan Trust Company National Association, as trustee, under the Indenture, dated as of June 17, 1996, among The May Department Stores Company, a Delaware corporation, The May Department Stores Company, a New York corporation, and J.P. Morgan Trust Company National Association, as trustee (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.16

First Supplemental Trust Indenture dated as of August 30, 2005 among Federated Department Stores, Inc. (as successor to The May Department Stores Company, a Delaware corporation), Federated Retail Holdings, Inc. (f/k/a The May Department Stores Company, a New York corporation) and J.P. Morgan Trust Company National Association, as trustee, under the Indenture, dated as of July 20, 2004, among The May Department Stores Company, a Delaware corporation, The May Department Stores Company, a New York corporation, and J.P. Morgan Trust Company National Association, as trustee (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.17

Guarantee of Securities dated as of August 30, 2005 by Federated Department Stores, Inc. relating to the Indenture, dated as of October 1, 1984, between Federated Retail Holdings, Inc. (f/k/a The May Department Stores Company, a New York corporation, as successor to Associated Dry Goods Corporation) and J.P. Morgan Trust Company National Association (successor to Chemical Bank), as trustee (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.18

Guarantee of Securities dated as of August 30, 2005 by Federated Department Stores, Inc. relating to the Indenture, dated as of January 15, 1991, between Federated Retail Holdings, Inc. (f/k/a The May Department Stores Company, a New York corporation) and Citibank, N.A., as trustee (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.19

Guarantee of Securities dated as of August 30, 2005 by Federated Department Stores, Inc. relating to the Amended and Restated Indenture, dated as of January 15, 1991, between Federated Retail Holdings, Inc. (f/k/a The May Department Stores Company, a New York corporation) and J.P. Morgan Trust Company National Association (successor to Bank One Trust Company N.A., successor to The First National Bank of Chicago), as trustee (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.20

Tenth Supplemental Indenture dated as of as of August 30, 2005 among Federated Department Stores, Inc., Federated Retail Holdings, Inc. and U.S. Bank (as successor to State Street Bank and Trust Company, as successor to The First National Bank of Boston), as trustee, under the Indenture, dated as of December 15, 1994, between Federated and U.S. Bank, as trustee (the "1994 Indenture") (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.21

Seventh Supplemental Indenture dated as of August 30, 2005 among Federated Department Stores, Inc., Federated Retail Holdings, Inc. and Citibank, N.A., as trustee, under the Indenture, dated as of September 10, 1997, between Federated Department Stores, Inc. and Citibank, N.A., as trustee (the "1997 Indenture") (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.22

Guarantee of Securities dated as of August 30, 2005 by Federated Department Stores, Inc. relating to the 1994 Indenture (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

10.23

Guarantee of Securities dated as of August 30, 2005 by Federated Department Stores, Inc. relating to the 1997 Indenture (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K dated as of August 30, 2005).

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

FEDERATED DEPARTMENT STORES, INC.

Dated: September 8, 2005	By: /s/Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)