Form 10-Q
period 2005-10-29
FEDERATED DEPARTMENT STORES INC /DE/
filed 2005-12-08
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended October 29, 2005.

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

272,215,820 shares of the Registrant's Common Stock, $.01 par value, were outstanding as of November 26, 2005.

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)
	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net Sales	$ 5,785	$ 3,525	$ 13,049	$ 10,656

Cost of sales	3,446	2,121	7,748	6,355

Gross margin	2,339	1,404	5,301	4,301

Selling, general and administrative expenses	(2,055)	(1,229)	(4,474)	(3,664)

May integration costs	(63)	-	(63)	-

Gain on the sale of accounts receivable	480	-	480	-

Operating income	701	175	1,244	637

Interest expense	(152)	(57)	(273)	(242)

Interest income	7	2	20	8

Income from continuing operations before income taxes	556	120	991	403

Federal, state and local income tax expense	(123)	(46)	(287)	(154)

Income from continuing operations	433	74	704	249

Discontinued operations, net of income taxes	3	-	3	-

Net income	$ 436	$ 74	$ 707	$ 249

Basic earnings per share:
Income from continuing operations	$ 1.81	$ .43	$ 3.65	$ 1.41
Income from discontinued operations	.01	-	.01	-
Net income	$ 1.82	$ .43	$ 3.66	$ 1.41

Diluted earnings per share:
Income from continuing operations	$ 1.78	$ .42	$ 3.57	$ 1.38
Income from discontinued operations	.01	-	.01	-
Net income	$ 1.79	$ .42	$ 3.58	$ 1.38

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)
	October 29,	January 29,	October 30,
	2005	2005	2004
ASSETS:
Current Assets:
Cash and cash equivalents	$ 240	$ 868	$ 212
Accounts receivable	2,370	3,418	3,147
Merchandise inventories	7,752	3,120	4,259
Supplies and prepaid expenses	218	104	117
Assets of discontinued operations	903	-	-
Total Current Assets	11,483	7,510	7,735

Property and Equipment - net	12,363	6,018	5,974
Goodwill	9,540	260	262
Other Intangible Assets - net	492	378	378
Other Assets	762	719	275
Total Assets	$34,640	$14,885	$14,624

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 2,739	$ 1,242	$ 845
Accounts payable and accrued liabilities	6,325	2,707	3,369
Income taxes	81	324	162
Deferred income taxes	267	28	-
Liabilities of discontinued operations	235	-	-
Total Current Liabilities	9,647	4,301	4,376

Long-Term Debt	8,870	2,637	3,038
Deferred Income Taxes	1,669	1,199	1,057
Other Liabilities	1,468	581	605
Shareholders' Equity	12,986	6,167	5,548

Total Liabilities and Shareholders' Equity	$34,640	$14,885	$14,624

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)
	39 Weeks Ended October 29, 2005	39 Weeks Ended October 30, 2004
Cash flows from continuing operating activities:
Net income	$ 707	$ 249
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	(3)	-
Gain on the sale of accounts receivable	(480)	-
May integration costs	63	-
Depreciation and amortization	647	531
Amortization of financing costs	(7)	5
Amortization of intangible assets	3	-
Amortization of unearned restricted stock	1	2
Changes in assets and liabilities:
Decrease in proprietary and other accounts receivable not separately identified	137	196
Increase in merchandise inventories	(1,430)	(1,044)
(Increase) decrease in supplies and prepaid expenses	118	(18)
Decrease in other assets not separately identified	24	-
Increase in accounts payable and accrued liabilities not separately identified	668	712
Decrease in current income taxes	(263)	(198)
Increase (decrease) in deferred income taxes	(4)	61
Increase (decrease) in other liabilities not separately identified	(62)	27
Net cash provided by continuing operating activities	119	523

Cash flows from continuing investing activities:
Purchase of property and equipment	(321)	(316)
Capitalized software	(59)	(59)
Increase in non-proprietary accounts receivable	(131)	(142)
Acquisition of The May Department Stores Company, net of cash acquired	(5,339)	-
Proceeds from sale of accounts receivable	3,583	-
Collection of notes receivable	-	30
Disposition of property and equipment	18	21
Net cash used by continuing investing activities	(2,249)	(466)

Cash flows from continuing financing activities:
Debt issued	4,580	189
Financing costs	(2)	-
Debt repaid	(3,338)	(364)
Dividends paid Increase in outstanding checks	(89) 90	(70) 26
Acquisition of treasury stock	(7)	(689)
Issuance of common stock	250	138
Net cash provided (used) by continuing financing activities	1,484	(770)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

(millions)
	39 Weeks Ended October 29, 2005	39 Weeks Ended October 30, 2004

Net cash used by continuing operations	(646)	(713)
Net cash provided by discontinued operations	18	-

Net decrease in cash and cash equivalents	(628)	(713)
Cash and cash equivalents at beginning of period	868	925

Cash and cash equivalents at end of period	$ 240	$ 212

Supplemental cash flow information:
Interest paid	$ 285	$ 267
Interest received	20	9
Income taxes paid (net of refunds received)	354	291

Schedule of noncash investing and financing activities:
Equity issued in acquisition	6,023	-
Debt assumed in acquisition	6,500	-

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

  Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 29, 2005 and October 30, 2004 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

  The Consolidated Financial Statements for the 13 and 39 weeks ended October 29, 2005 and October 30, 2004, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

  Certain reclassifications were made to prior year's amounts to conform with the classifications of such amounts for the most recent year.

  Net sales include merchandise sales, leased department income and shipping and handling fees. Cost of sales consists of the cost of merchandise, including inbound freight, and shipping and handling costs.

  Historically, the Company presented the aggregate cash flows generated from both the Company's proprietary and non-proprietary credit card accounts as cash flows from continuing operating activities in the consolidated statements of cash flows. The Company has changed its presentation of cash flows generated from its non-proprietary credit card accounts from operating to investing activities within the consolidated statements of cash flows, as the receivables generated in such accounts relate predominately to activities external to the Company's sales of merchandise and services. Accordingly, the Company has reclassified the cash flows associated with such accounts in the comparable prior year period to conform to the classification of such cash flows for the period covered by this report.

     The impact on the respective line items of the consolidated statement of cash flows is as follows:

39 Weeks Ended October 30, 2004
(millions)
As Previously Reported
Decrease in accounts receivable	$ 54
Net cash provided by continuing operating activities	381
Net cash used by continuing investing activities	(324)

As Reclassified
Decrease in proprietary and other accounts receivable not separately identified	$ 196
Net cash provided by continuing operating activities	523
Increase in non-proprietary accounts receivable	(142)
Net cash used by continuing investing activities	(466)

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

The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission announced that it was amending Regulation S-X to provide up to a six-month delay for the adoption of SFAS 123R. The Company has decided to adopt SFAS 123R for its fiscal year beginning January 29, 2006 using the prospective method. The impact of adopting SFAS 123R cannot be accurately estimated since it will depend on levels of share-based awards granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of this statement would have approximated the impact of the fair value recognition provisions of SFAS 123 as previously disclosed by the Company on a pro forma basis.

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

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
	(millions, except per share data)
Net income, as reported	$436	$ 74	$707	$249
Add stock-based employee compensation cost included in reported net income, net of related tax benefit	(1)	2	5	6
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit	(6)	(10)	(29)	(32)
Pro forma net income	$429	$ 66	$683	$223

Earnings per share - net income:
Basic - as reported	$1.82	$ .43	$3.66	$1.41
Basic - pro forma	$1.79	$ .38	$3.53	$1.26
Diluted - as reported	$1.79	$ .42	$3.58	$1.38
Diluted - pro forma	$1.75	$ .38	$3.44	$1.23

2. Acquisition

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company ("May"). The results of May's operations have been included in the consolidated financial statements since that date. The acquired May operations include approximately 500 regional department stores and almost 700 bridal and formalwear stores nationwide. As a result of the acquisition and the planned integration of the acquired May operations, the Company will operate approximately 900 department stores in 45 states, the District of Columbia, Guam and Puerto Rico. Most of the acquired May department stores will be converted to the Macy's nameplate in September 2006, resulting in a national retailer with stores in all major markets. The Company expects to realize cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company.

The Company has announced its intention to divest approximately 83 of the combined Company's stores (including approximately 48 acquired May locations). The 83 stores accounted for approximately $2.2 billion of 2004 sales. The Company is still reviewing the acquired Lord & Taylor division and expects to make a decision about its future by the end of fiscal 2005. On September 20, 2005, the Company announced its intention to divest the acquired May bridal group business. Accordingly, the operations of the acquired May bridal group business are presented as discontinued operations. Pursuant to the Purchase, Sale and Servicing Transfer Agreement (see Note 4), the acquired May credit card accounts and related receivables will be sold to Citigroup prior to August 30, 2006.

The aggregate purchase price for May was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 100 million shares of Company common stock and options to purchase an additional 10.1 million shares of Company common stock valued at approximately $6.0 billion in the aggregate. The value of the approximately 100 million shares of Company common stock was determined based on the average market price of the Company's stock around the date that the terms of the acquisition were agreed to and announced.

The Company has not completed its assessment of the fair values of the acquired May assets and liabilities and has not finalized its plans regarding the integration of the acquired May businesses with the Company's pre-existing businesses. Although certain assets may be sold, with the exception of the acquired May credit card accounts and related receivables, the stores previously identified to be disposed of and the bridal group business, the identification of such assets will not be made until the Company's review of the acquired May assets has been completed. Until such time, the allocation of the purchase price is subject to revisions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:
(millions)
Current assets	$ 6,847
Property and equipment	6,684
Goodwill	9,280
Intangible assets	117
Other assets	52
Total assets acquired	22,980
Current liabilities, excluding short-term debt	(3,330)
Short-term debt	(248)
Long-term debt	(6,252)
Other liabilities	(1,401)
Total liabilities assumed	(11,231)
Total purchase price	$11,749

The following pro forma information presents the Company's net sales, income from continuing operations, net income and diluted earnings per share as if the May acquisition and May's July 31, 2004 acquisition of the Marshall Fields department store group had occurred at the beginning of the periods presented:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(millions, except per share data)
Net sales	$ 6,753	$ 6,845	$20,387	$20,633
Income from continuing operations	443	51	758	248
Net income	450	50	793	267
Diluted earnings per share:
Income from continuing operations	1.60	.19	2.75	.89
Income (loss) from discontinued operations	.03	(.01)	.13	.06
Net income	1.63	.18	2.88	.95

Pro forma adjustments have been made to reflect depreciation and amortization using estimated asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition. Certain non-recurring charges of $194 million recorded by May prior to August 30, 2005 directly related to the acquisition, including $114 million of accelerated stock compensation expense triggered by the approval of the acquisition by May's stockholders and the subsequent completion of the acquisition, and approximately $66 million of direct transaction costs, have been eliminated from the pro forma information presented above.

The 13 and 39 weeks ended October 29, 2005 include a $480 million pre-tax gain recognized on the sale of proprietary and non-proprietary credit card accounts and related receivables and $63 million of May integration costs. The 13 and 39 weeks ended October 30, 2004 include costs incurred in connection with the Macy's home store centralization, the Burdines-Macy's consolidation and other store closings of $36 million and $86 million, respectively. Interest expense for the 39 weeks ended October 30, 2004 includes $59 million of costs associated with the repurchase of $274 million of Federated's 8.5% senior notes due 2010.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the respective periods presented, is not necessarily indicative of future results, and does not reflect potential synergies, integration costs, or other such costs or savings.

3. May Integration Costs

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company's pre-existing businesses and the consolidation of certain operations of the Company. The Company has announced that it plans to divest approximately 83 locations (including approximately 35 Macy's stores) as a result of the acquisition of May.

During the 13 and 39 weeks ended October 29, 2005, the Company recorded $63 million of integration costs associated with the acquisition of May. These costs primarily relate to impairment charges of certain Macy's locations planned to be disposed of. The fair values of the locations planned to be disposed of were determined based on prices of similar assets. Additional Macy's stores announced for divestiture or conversion are subject to agreements with state attorney generals and/or lease or operating agreements, and no impairment has yet been recorded in connection therewith. The Company is continuing to study its store portfolio in light of the acquisition of May and some plans may change as conversion dates approach.
  Sale of Credit Card Accounts and Receivables

On June 2, 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with Citibank, N.A. (together with its subsidiaries, as applicable, "Citibank"). The Purchase Agreement, as amended on October 24, 2005, provides, on the terms and subject to the conditions set forth therein, for, among other things, the purchase by Citibank of (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owns all of the Company's interest in the Prime Credit Card Master Trust (the foregoing and certain related assets being the "FDS Credit Assets"), (ii) the "Macy's" credit card accounts owned by GE Capital Consumer Card Co. ("GE Bank"), together with related receivables balances (the foregoing and certain related assets being the "GE/Macy's Credit Assets"), upon the termination of the Company's credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the foregoing and certain related assets being the "May Credit Assets"), within 12 months after the completion of the acquisition of May, which occurred on August 30, 2005.

On October 24, 2005, the Company completed the sale of the FDS Credit Assets for a cash purchase price of approximately $3.6 billion, resulting in a pre-tax gain of $480 million. The net proceeds received, after eliminating related receivables backed financings, were used to repay debt associated with the acquisition of May.

The gain on sale of the FDS Credit Assets is as follows:
(millions)
Total cash proceeds	$3,583
Net receivables sold	(3,091)
Transaction costs	(12)
Pre-tax gain	$ 480

As a result of the sale of the FDS Credit Assets, the Company reduced Federal, State and Local income tax expense by approximately $85 million to recognize capital loss carryforwards.

In connection with the Purchase Agreement, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the "Program Agreement") with an initial term of 10 years commencing from the date of the last closing under the Purchase Agreement and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides, on the terms and subject to the conditions set forth therein, for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

5. Discontinued Operations

On September 20, 2005, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston.

Discontinued operations include sales of $128 million for the 13 and 39 weeks ended October 29, 2005. No consolidated interest expense has been allocated to discontinued operations. For the 13 and 39 weeks ended October 29, 2005, income from discontinued operations totaled $5 million before income taxes, with related income tax expense of $2 million.

  Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share based on income from continuing operations:

	13 Weeks Ended
	October 29, 2005			October 30, 2004
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding	$ 433		238.8	$ 74		171.4
Shares to be issued under deferred compensation plans	-		.5	-		.6
	$ 433		239.3	$ 74		172.0

Basic earnings per share		$1.81			$ .43

Effect of dilutive securities -
stock options	-		4.2	-		2.4
	$ 433		243.5	$ 74		174.4

Diluted earnings per share		$1.78			$ .42

	39 Weeks Ended
	October 29, 2005			October 30, 2004
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding	$ 704		192.6	$ 249		176.6
Shares to be issued under deferred compensation plans	-		.5	-		.6
	$ 704		193.1	$ 249		177.2

Basic earnings per share		$3.65			$1.41

Effect of dilutive securities -
stock options	-		4.2	-		3.0
	$ 704		197.3	$ 249		180.2

Diluted earnings per share		$3.57			$1.38

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In addition to the stock options reflected in the foregoing tables, stock options to purchase 3.1 million shares of common stock at prices ranging from $69.68 to $80.53 per share were outstanding at October 29, 2005 and stock options to purchase 6.0 million shares of common stock at prices ranging from $46.06 to $79.44 per share were outstanding at October 30, 2004 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.
  Benefit Plans

  The Company has defined benefit plans ("Pension Plans") and defined contribution plans which cover substantially all employees who work 1,000 hours or more in a year. The Company also has defined benefit supplementary retirement plans which include benefits, for certain employees, in excess of qualified plan limitations.

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

  The actuarially determined components of the net periodic benefit cost are as follows:

13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Pension Plans
Service cost	$ 26	$ 11	$ 51	$ 34
Interest cost	34	25	82	74
Expected return on assets	(43)	(36)	(115)	(107)
Recognition of net actuarial loss	13	5	34	15
	$ 30	$ 5	$ 52	$ 16

Supplementary Retirement Plans
Service cost	$ 4	$ 2	$ 7	$ 6
Interest cost	6	5	14	13
Amortization of prior service cost	-	1	-	2
Recognition of net actuarial loss	3	4	9	11
	$ 13	$ 12	$ 30	$ 32

Postretirement Obligations
Service cost	$ -	$ 1	$ -	$ 1
Interest cost	5	3	13	12
Amortization of prior service cost	(2)	(1)	(4)	(4)
Recognition of net actuarial (gain) loss	1	-	2	(2)
	$ 4	$ 3	$ 11	$ 7

  Condensed Consolidating Financial Information

Federated Department Stores, Inc. ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, Federated Retail Holdings, Inc. ("Subsidiary Issuer"). "Other Subsidiaries" includes non-guarantor subsidiaries of the Subsidiary Issuer and other subsidiaries of Parent, including FDS Bank, FDS Insurance, Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David's Bridal, Inc. and its subsidiaries, including After Hours Formalwear, Inc.

Condensed consolidating balance sheets as of October 29, 2005, October 30, 2004 and January 29, 2005, the related condensed consolidating statements of income for the 13 and 39 weeks ended October 29, 2005 and October 30, 2004, and the related condensed consolidating statements of cash flows for the 39 weeks ended October 29, 2005 and October 30, 2004 are presented below.

FEDERATED DEPARTMENT STORES, INC.

Condensed Consolidating Balance Sheet
As of October 29, 2005
(unaudited)

(millions)
		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$ 14	$ 11	$ 496	$ (281)	$ 240
Accounts receivable	-	64	2,316	(10)	2,370
Merchandise inventories	-	3,634	4,227	(109)	7,752
Supplies and prepaid expenses	-	89	156	(27)	218
Income taxes	384	136	-	(520)	-
Deferred income tax assets	-	-	22	(22)	-
Assets of discontinued operations	-	-	-	903	903
Total Current Assets	398	3,934	7,217	(66)	11,483

Property and Equipment - net	2	6,575	6,000	(214)	12,363
Goodwill	-	9,281	637	(378)	9,540
Other Intangible Assets - net	-	114	535	(157)	492
Other Assets	-	86	682	(6)	762
Deferred Income Tax Assets	10	274	-	(284)	-
Intercompany Receivable	81	3,828	5,546	(9,455)	-
Investment in Subsidiaries	12,682	8,965	-	(21,647)	-
Total Assets	$13,173	$33,057	$20,617	$(32,207)	$34,640

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ -	$ 2,735	$ 4	$ -	$ 2,739
Accounts payable and accrued liabilities	182	2,513	4,013	(383)	6,325
Income taxes	-	1	662	(582)	81
Deferred income taxes	-	148	123	(4)	267
Liabilities of discontinued operations	-	-	-	235	235
Total Current Liabilities	182	5,397	4,802	(734)	9,647

Long-Term Debt	-	8,828	42	-	8,870
Intercompany Payable	-	9,455	-	(9,455)	-
Deferred Income Taxes	-	735	1,292	(358)	1,669
Other Liabilities	5	869	607	(13)	1,468
Minority Interest *	-	-	519	(519)	-
Shareholders' Equity	12,986	7,773	13,355	(21,128)	12,986
Total Liabilities and Shareholders' Equity	$13,173	$33,057	$20,617	$(32,207)	$34,640

* Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

FEDERATED DEPARTMENT STORES, INC.

Condensed Consolidating Statement of Income
For the 13 Weeks Ended October 29. 2005
(Unaudited)

(millions)
		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales	$ -	$ 2,247	$ 4,048	$ (510)	$ 5,785

Cost of sales	-	1,354	2,445	(353)	3,446

Gross margin	-	893	1,603	(157)	2,339

Selling, general and administrative expenses	(2)	(945)	(1,259)	151	(2,055)

May integration costs	-	-	(63)	-	(63)

Gain on the sale of accounts receivable	-	140	340	-	480

Operating income (loss)	(2)	88	621	(6)	701

Interest (expense) income, net:
External	(10)	(121)	(14)	-	(145)
Intercompany	26	(43)	17	-	-

Equity in earnings of subsidiaries	427	105	-	(532)	-

Income from continuing operations before income taxes	441	29	624	(538)	556

Federal, state and local income taxes	(5)	8	(126)	-	(123)

Income from continuing operations	436	37	498	(538)	433

Discontinued operations, net of income taxes	-	-	-	3	3

Net income	$ 436	$ 37	$ 498	$ (535)	$ 436

FEDERATED DEPARTMENT STORES, INC.

Condensed Consolidating Statement of Income
For the 39 Weeks Ended October 29. 2005
(Unaudited)

(millions)
		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales	$ -	$2,247	$11,312	$ (510)	$13,049

Cost of sales	-	1,354	6,747	(353)	7,748

Gross margin	-	893	4,565	(157)	5,301

Selling, general and administrative expenses	(6)	(945)	(3,674)	151	(4,474)

May integration costs	-	-	(63)	-	(63)

Gain on the sale of accounts receivable	-	140	340	-	480

Operating income (loss)	(6)	88	1,168	(6)	1,244

Interest (expense) income, net:
External	(90)	(121)	(42)	-	(253)
Intercompany	144	(43)	(101)	-	-

Equity in earnings of subsidiaries	677	105	-	(782)	-

Income from continuing operations before income taxes	725	29	1,025	(788)	991

Federal, state and local income taxes	(18)	8	(277)	-	(287)

Income from continuing operations	707	37	748	(788)	704

Discontinued operations, net of income taxes	-	-	-	3	3

Net income	$ 707	$ 37	$ 748	$ (785)	$ 707

FEDERATED DEPARTMENT STORES, INC.

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 29, 2005
(Unaudited)

(millions)
		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income	$ 707	$ 37	$ 748	$ (785)	$ 707
Income from discontinued operations	-	-	-	(3)	(3)
Gain on the sale of accounts receivable	-	(140)	(340)	-	(480)
May integrations costs	-	-	63	-	63
Equity in earnings of subsidiaries	(677)	(105)	-	782	-
Depreciation and amortization	4	105	535	-	644
(Increase) decrease in working capital not separately identified	(414)	(481)	237	(112)	(770)
Other, net	99	(113)	(28)	-	(42)
Net cash provided (used) by continuing operating activities	(281)	(697)	1,215	(118)	119

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	-	(54)	(308)	-	(362)
Acquisition of The May Department Stores Company, net of cash acquired	(5,339)	-	-	-	(5,339)
Proceeds from sale of accounts receivable	-	2,051	1,532	-	3,583
Increase in non-proprietary accounts receivable	-	-	(131)	-	(131)
Net cash provided (used) by continuing investing activities	(5,339)	1,997	1,093	-	(2,249)

Cash flows from continuing financing activities:
Debt issued, net of repayments	4,579	(2,097)	(1,240)	-	1,242
Dividends paid	(89)	-	-	-	(89)
Issuance of common stock, net	243	-	-	-	243
Intercompany activity, net	204	729	(754)	(179)	-
Other, net	11	79	(2)	-	88
Net cash provided (used) by continuing financing activities	4,948	(1,289)	(1,996)	(179)	1,484

Net cash provided (used) by continuing operations	(672)	11	312	(297)	(646)
Net cash provided by discontinued operations	-	-	-	18	18

Net increase (decrease) in cash and cash equivalents	(672)	11	312	(279)	(628)
Cash and cash equivalents at beginning of period	686	-	184	(2)	868

Cash and cash equivalents at end of period	$ 14	$ 11	$ 496	$ (281)	$ 240

FEDERATED DEPARTMENT STORES, INC.

Condensed Consolidating Balance Sheet
As of October 30, 2004
(Unaudited)

(millions)
		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$ 18	$ 195	$ (1)	$ 212
Accounts receivable	27	3,120	-	3,147
Merchandise inventories	-	4,259	-	4,259
Supplies and prepaid expenses	2	115	-	117
Income taxes	174	-	(174)	-
Total Current Assets	221	7,689	(175)	7,735

Property and Equipment - net	10	5,964	-	5,974
Goodwill	-	262	-	262
Other Intangible Assets - net	-	378	-	378
Other Assets	27	248	-	275
Deferred Income Tax Assets	88	-	(88)	-
Intercompany Receivable	3,652	-	(3,652)	-
Investment in Subsidiaries	4,408	-	(4,408)	-
Total Assets	$8,406	$14,541	$(8,323)	$ 14,624

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 2	$ 843	$ -	$ 845
Accounts payable and accrued liabilities	258	3,112	(1)	3,369
Income taxes	-	336	(174)	162
Total Current Liabilities	260	4,291	(175)	4,376

Long-Term Debt	2,593	445	-	3,038
Intercompany Payable	-	3,652	(3,652)	-
Deferred Income Taxes	-	1,145	(88)	1,057
Other Liabilities	5	600	-	605
Shareholders' Equity	5,548	4,408	(4,408)	5,548
Total Liabilities and Shareholders' Equity	$ 8,406	$14,541	$ (8,323)	$14,624

FEDERATED DEPARTMENT STORES, INC.

Condensed Consolidating Statement of Income
For the 13 Weeks Ended October 30. 2004
(Unaudited)

(millions)
		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Net Sales	$ -	$ 3,525	$ -	$ 3,525

Cost of sales	-	2,121	-	2,121

Gross margin	-	1,404	-	1,404

Selling, general and administrative expenses	12	(1,241)	-	(1,229)

Operating income	12	163	-	175

Interest (expense) income, net:
External	(44)	(11)	-	(55)
Intercompany	71	(71)	-	-

Equity in earnings of subsidiaries	50	-	(50)	-

Income before income taxes	89	81	(50)	120

Federal, state and local income tax expense	(15)	(31)	-	(46)

Net income	$ 74	$ 50	$ (50)	$ 74

FEDERATED DEPARTMENT STORES, INC.

Condensed Consolidating Statement of Income
For the 39 Weeks Ended October 30. 2004
(Unaudited)

(millions)
		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Net Sales	$ -	$10,656	$ -	$10,656

Cost of sales	-	6,355	-	6,355

Gross margin	-	4,301	-	4,301

Selling, general and administrative expenses	12	(3,676)	-	(3,664)

Operating income	12	625	-	637

Interest (expense) income, net:
External	(202)	(32)	-	(234)
Intercompany	214	(214)	-	-

Equity in earnings of subsidiaries	234	-	(234)	-

Income before income taxes	258	379	(234)	403

Federal, state and local income tax expense	(9)	(145)	-	(154)

Net income	$ 249	$ 234	$ (234)	$ 249

FEDERATED DEPARTMENT STORES, INC.

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 30, 2004
(Unaudited)

(millions)
		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$ 249	$ 234	$ (234)	$ 249
Equity in earnings of subsidiaries	(234)	-	234	-
Depreciation and amortization	9	529	-	538
(Increase) decrease in working capital	(70)	(283)	1	(352)
Other, net	14	74	-	88
Net cash provided (used) by operating activities	(32)	554	1	523

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	(1)	(353)	-	(354)
Other, net	25	(137)	-	(112)
Net cash provided (used) by investing activities	24	(490)	-	(466)

Cash flows from financing activities:
Debt issued, net of repayments	(359)	184	-	(175)
Dividends paid	(70)	-	-	(70)
Issuance of common stock, net	(551)	-	-	(551)
Intercompany activity, net	266	(266)	-	-
Other, net	24	2	-	26
Net cash used by financing activities	(690)	(80)	-	(770)

Net increase (decrease) in cash and cash equivalents	(698)	(16)	1	(713)
Cash and cash equivalents at beginning of period	716	211	(2)	925

Cash and cash equivalents at end of period	$ 18	$ 195	$ (1)	$ 212

FEDERATED DEPARTMENT STORES, INC.

Condensed Consolidating Balance Sheet
As of January 29, 2005
(Unaudited)

(millions)
		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$ 686	$ 184	$ (2)	$ 868
Accounts receivable	1	3,417	-	3,418
Merchandise inventories	-	3,120	-	3,120
Supplies and prepaid expenses	-	104	-	104
Income taxes	132	-	(132)	-
Total Current Assets	819	6,825	(134)	7,510

Property and Equipment - net	2	6,016	-	6,018
Goodwill	-	260	-	260
Other Intangible Assets - net	-	378	-	378
Other Assets	23	696	-	719
Deferred Income Tax Assets	87	-	(87)	-
Intercompany Receivable	2,765	-	(2,765)	-
Investment in Subsidiaries	5,262	-	(5,262)	-
Total Assets	$ 8,958	$ 14,175	$ (8,248)	$ 14,885

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt	$ 1	$ 1,241	$ -	$ 1,242
Accounts payable and accrued liabilities	192	2,517	(2)	2,707
Income taxes	-	456	(132)	324
Deferred income taxes	-	28	-	28
Total Current Liabilities	193	4,242	(134)	4,301

Long-Term Debt	2,593	44	-	2,637
Intercompany Payable	-	2,765	(2,765)	-
Deferred Income Taxes	-	1,286	(87)	1,199
Other Liabilities	5	576	-	581
Shareholders' Equity	6,167	5,262	(5,262)	6,167
Total Liabilities and Shareholders' Equity	$ 8,958	$ 14,175	$ (8,248)	$ 14,885

FEDERATED DEPARTMENT STORES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2005" and "third quarter of 2004" are to the Company's 13-week fiscal periods ended October 29, 2005 and October 30, 2004, respectively, and all references to "2005" and "2004" are to the Company's 39-week fiscal periods ended October 29, 2005 and October 30, 2004, respectively.

The Company is a retail organization operating department stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Puerto Rico and Guam. The Company's operations are significantly impacted by competitive pressures from department stores, specialty stores and mass merchandisers and all other retail channels. The Company's operations are also significantly impacted by general consumer-spending levels, which are driven in part by consumer confidence and employment levels.

In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy's brand. This strategy allows the Company to magnify the impact of its marketing efforts on a nationwide basis, as well as to leverage major events such as the Macy's Thanksgiving Day Parade and Macy's 4th of July fireworks. On March 6, 2006, the Company completed the conversion of all of the Company's regional department store nameplates to the Macy's nameplate. As a result, prior to the acquisition of The May Department Stores Company ("May"), the Company operated coast to coast exclusively under two retail brands - Macy's and Bloomingdale's.

In early 2004, the Company announced a further step in reinventing its department stores - the creation of a centralized organization to be responsible for the overall strategy, merchandising and marketing of home-related categories of business in all of its Macy's-branded stores. The centralized operation is expected to accelerate future sales in these categories largely by improving and further differentiating the Company's home-related merchandise assortments.

In 2005, the Company continues to focus on four key priorities for improving the business over the longer term: differentiating and editing merchandise assortments; simplifying pricing; improving the overall shopping experience; and communicating better with customers through more brand focused and effective marketing. The Company believes that its recent results indicate that these strategies are working and that the customer is responding in a favorable manner. Also in 2005, the Company launched a new nationwide Macy's customer loyalty program, called Star Rewards, in coordination with the launch of the Macy's nameplate in cities across the country. The program provides an enhanced level of offers and benefits to Macy's best customers.

On August 30, 2005, the Company completed the acquisition of May pursuant to the merger of May with a wholly owned subsidiary of the Company (the "Merger"). The results of May's operations have been included in the consolidated financial statements since that date. The aggregate purchase price for May was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 100 million shares of Company common stock and options to purchase an additional 10.1 million shares of Company common stock valued at approximately $6.0 billion in the aggregate.

The Merger is expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows. The Company expects to realize approximately $175 million of cost savings in 2006 and $450 million of annual cost savings starting in 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company. In addition, the Company anticipates incurring approximately $1 billion in one-time costs related to the acquisition and integration, spread out over a three-year period, commencing after the acquisition in 2005.

The Company expects to add about 400 Macy's locations nationwide in 2006 as it converts the regional department store nameplates acquired through the Merger. In conjunction with the conversion process, the Company has identified approximately 83 locations which will be divested starting in 2006. Included are approximately 48 current May stores operating in 12 states under various nameplates, as well as approximately 35 Macy's stores operating in 14 states. Locations identified for divestiture accounted for approximately $2.2 billion of 2004 sales. The Company is still reviewing the acquired Lord & Taylor division and expects to make a decision about its future by the end of fiscal 2005. The Company is continuing to study its store portfolio in light of the Merger and some plans may change as conversion dates approach.

The Company is a party to a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with Citibank, N.A. (together with its subsidiaries, as applicable, "Citibank"). The Purchase Agreement, as amended on October 24, 2005, provides, on the terms and subject to the conditions set forth therein, for, among other things, the purchase by Citibank of (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owns all of the Company's interest in the Prime Credit Card Master Trust (the foregoing and certain related assets being the "FDS Credit Assets"), (ii) the "Macy's" credit card accounts owned by GE Capital Consumer Card Co. ("GE Bank"), together with related receivables balances (the foregoing and certain related assets being the "GE/Macy's Credit Assets"), upon the termination of the Company's credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the foregoing and certain related assets being the "May Credit Assets"), within 12 months after the completion of the Merger. The purchase by Citibank of the FDS Credit Assets was completed on October 24, 2005. In connection with the Purchase Agreement, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the "Program Agreement") with an initial term of 10 years commencing from the date of the last closing under the Purchase Agreement and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides, on the terms and subject to the conditions set forth therein, for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

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

Results of Operations

Comparison of the 13 Weeks Ended October 29, 2005 and October 30, 2004

Net income for the third quarter of 2005 increased to $436 million compared to $74 million in the third quarter of 2004. The increase reflects the $480 million gain on the sale of credit card accounts and receivables as well as the acquisition of May.

Net sales for the third quarter of 2005 totaled $5,785 million, up 64.1% compared to net sales of $3,525 million for the third quarter of 2004. On a comparable store basis (sales from Bloomingdale's and Macy's stores in operation throughout 2004 and 2005 and all Internet sales and mail order sales from continuing businesses), net sales for the third quarter of 2005 increased 0.6% compared to the third quarter of 2004. Comparable store sales for the third quarter of 2005 were negatively impacted by Hurricanes Katrina and Wilma. Sales in the third quarter of 2005 were strongest at Bloomingdales's and Macy's Florida, excluding the impact of Hurricane Wilma. By family of business, sales in the third quarter of 2005 were strongest in handbags, fragrances, shoes, dresses and juniors and the weaker businesses continued to be the home related areas. Sales of the Company's private brands continued to be strong in the third quarter of 2005.

Cost of sales was 59.6% of net sales for the third quarter of 2005, compared to 60.2% for the third quarter of 2004. Included in cost of sales for the third quarter of 2004 were $14 million of markdowns, 0.4% of net sales, associated with the Macy's home store centralization. These markdowns were related to merchandise that was being sold at Macy's-branded stores and which was not reordered following the home store centralization. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 35.5% of net sales for the third quarter of 2005 compared to 34.8% for the third quarter of 2004. The higher SG&A expense rate in the third quarter of 2005 is primarily due to the higher historical expense rate at May. Included in SG&A expenses for the third quarter of 2004 were approximately $22 million of costs, 0.6% of net sales, incurred in connection with store closings, the Burdines-Macy's consolidation and the home store centralization.

May integration costs for the third quarter of 2005 amounted to $63 million, primarily related to impairment charges for certain Macy's stores to be closed and sold.

A pre-tax gain of $480 million was recorded in the third quarter of 2005 in connection with the sale of proprietary and non-proprietary credit card accounts and receivables.

Net interest expense was $145 million for the third quarter of 2005, compared to $55 million for the third quarter of 2004. The increase in interest expense in the third quarter of 2005 over the third quarter of 2004 is due to the increased levels of borrowings associated with the acquisition of May.

The Company's effective income tax rate of 22.2% for the third quarter of 2005 and 38.0% for the third quarter of 2004 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the utilization of capital loss carryforwards and the effect of state and local income taxes. Federal, state and local income tax expense for the third quarter of 2005 was reduced by approximately $85 million to recognize capital loss carryforwards realized as a result of the sale of credit card accounts and receivables.

For the third quarter of 2005, income from the discontinued operations of the acquired May bridal group business, net of income taxes, was $3 million on sales of approximately $128 million.

Comparison of the 39 weeks Ended October 29, 2005 and October 30, 2004

Net income for 2005 increased to $707 million compared to $249 million for 2004. The increase reflects the $480 million gain on the sale of credit card accounts and receivables as well as the acquisition of May.

Net sales for 2005 totaled $13,049 million, compared to net sales of $10,656 million for 2004, an increase of 22.5%. On a comparable store basis (sales from Bloomingdale's and Macy's stores in operation throughout 2004 and 2005 and all Internet sales and mail order sales from continuing businesses), net sales increased 1.4% compared to 2004. Sales in 2005 were strongest at Bloomingdale's and Macy's Florida. By family of business, sales in 2005 were strong in cosmetics, shoes, handbags, men's and women's sportswear and children's apparel. The weaker businesses during 2005 continued to be in the home related areas. Sales of the Company's private brands continued strong in 2005.

Cost of sales was 59.4% of net sales for 2005, compared to 59.6% for 2004. Included in cost of sales for 2004 were $31 million of markdowns, 0.3% of net sales, associated with the Macy's home store centralization and the Burdines-Macy's consolidation in Florida. These markdowns were primarily related to merchandise that was being sold at Macy's-branded stores and which was not reordered following the Burdines-Macy's consolidation and home store centralization. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were 34.3% of net sales for 2005, compared to 34.4% for 2004. Included in SG&A expenses for 2004 were approximately $55 million of costs, 0.5% of net sales, incurred in connection with store closings, the Burdines-Macy's consolidation and the home store centralization.

May integration costs for 2005 amounted to $63 million, primarily related to impairment charges for certain Macy's stores to be closed and sold.

A pre-tax gain of approximately $480 million was recorded in 2005 in connection with the sale of proprietary and non-proprietary credit card accounts and receivables.

Net interest expense was $253 million for 2005, compared to $234 million for 2004. The increase in interest expense during 2005 as compared to 2004 is due to the increased levels of borrowings associated with the acquisition of May. Net interest expense for 2004 includes $59 million of costs associated with the repurchase of $274 million of the Company's 8.5% senior notes due 2010.

The Company's effective income tax rate of 29.0% for 2005 and 38.1% for 2004 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the utilization of capital loss carryforwards and the effect of state and local income taxes. Federal, state and local income tax expense for 2005 was reduced by approximately $85 million to recognize capital loss carryforwards realized as a result of the sale of credit card accounts and receivables.

For 2005, income from the discontinued operations of the acquired May bridal group business, net of income taxes, was $3 million on sales of approximately $128 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by continuing operating activities in 2005 was $119 million, compared to the $523 million provided in 2004, reflecting improved operating performance offset by a larger seasonal build up of merchandise inventories, including inventories associated with the acquired May businesses.

Net cash used by continuing investing activities was $2,249 million for 2005, compared to $466 million for 2004. Investing activities for 2005 include the acquisition of May and the sale of proprietary and non-proprietary credit card accounts and receivables. Investing activities for 2005 also included purchases of property and equipment totaling $321 million, capitalized software of $59 million and an increase in non-proprietary accounts receivable of $131 million. Investing activities for 2004 included purchases of property and equipment totaling $316 million, capitalized software of $59 million, an increase in non-proprietary accounts receivable of $142 million and $30 million collection of notes receivable. The Company opened two new Macy's department stores during 2005 and opened six new department stores under legacy May nameplates since the acquisition of May. Capital expenditures are now expected to total approximately $900 million for fiscal year 2005.

Historically, the Company presented the aggregate cash flows generated from both the Company's proprietary and non-proprietary credit card accounts as cash flows from continuing operating activities in the consolidated statements of cash flows. The Company has changed its presentation of cash flows generated from its non-proprietary credit card accounts from operating to investing activities within the consolidated statements of cash flows, as the receivables generated in such accounts relate predominately to activities external to the Company's sales of merchandise and services. Accordingly, the Company has reclassified the cash flows associated with such accounts in the comparable prior year period to conform to the classification of such cash flows for the period covered by this report.

The impact on the respective line items of the Consolidated Statement of Cash Flows is as follows:

39 Weeks Ended October 30, 2004
(millions)
As Previously Reported
Decrease in accounts receivable	$ 54
Net cash provided by continuing operating activities	381
Net cash used by continuing investing activities	(324)

As Reclassified
Decrease in proprietary and other accounts receivable not separately identified	$ 196
Net cash provided by continuing operating activities	523
Increase in non-proprietary accounts receivable	(142)
Net cash used by continuing investing activities	(466)

Net cash provided by the Company from all continuing financing activities was $1,484 million for 2005, including the issuance of $4,580 million of short-term debt used to finance the acquisition of May, the repayment of approximately $3,338 million of debt, the issuance of $250 million of its common stock, primarily related to the exercise of stock options, and $89 million of cash dividends paid. The debt repaid in 2005 includes $1.2 billion of receivables backed financings and approximately $2.1 billion of acquisition-related borrowings, which repayments were primarily funded from the net proceeds received from the sale of the credit card accounts and receivables. The Company acquired no shares of its common stock under its share repurchase program during 2005.

Net cash used by the Company for all continuing financing activities was $770 million for 2004, including $364 million of debt repayments, the acquisition of 14.6 million shares of its common stock at an approximate cost of $689 million, the issuance of $138 million of its common stock, primarily related to the exercise of stock options, and $70 million of cash dividends paid. The debt repaid in 2004 includes the repurchase of $274 million of the Company's 8.5% senior notes due 2010 and $85 million of the Company's 6.79% senior debentures due 2027. Certain holders of the Company's 6.79% senior debentures due 2027 elected to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued interest to the date of repayment.

On October 28, 2005, the Company's board of directors declared a regular quarterly dividend of $0.25 per share on its common stock. This dividend is payable January 2, 2006 to stockholders of record as of the close of business on December 15, 2005.

The Company is a party to a five-year credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2.0 billion (which amount may be increased to $2.5 billion at the option of the Company) outstanding at any particular time. As of October 29, 2005, the Company had no borrowings outstanding under the five-year credit agreement.

In connection with the Merger, the Company entered into a 364-day bridge credit agreement with certain financial institutions providing for revolving credit borrowings in an aggregate amount initially not to exceed $5.0 billion outstanding at any particular time. The aggregate amount of the facility will be reduced upon the receipt by the Company of net cash proceeds from certain events, including certain sales or other dispositions of assets aggregating $100 million or more, the issuance of certain equity interests and the incurrence of certain long term indebtedness. As of October 24, 2005, the aggregate amount of the facility was reduced to $2,250 million as a result of the proceeds received from the sale of credit card accounts and receivables. As of October 29, 2005, the Company had no borrowings outstanding under the 364-day bridge credit agreement.

In connection with the Merger, the Company entered into an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the revolving credit facilities described above. As of October 29, 2005, the Company had $2.5 billion of commercial paper outstanding under its commercial paper program.

The Company funded the cash consideration payable in the Merger originally through cash on hand and borrowings under its 364-day bridge credit agreement. The Company subsequently issued commercial paper and utilized the proceeds thereof and additional cash on hand to pay down the borrowings under the 364-day bridge credit agreement.

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

Management believes the department store business and other retail businesses will continue to consolidate. The Company intends from time to time to consider additional acquisitions of, and investments in, department stores and other complementary assets and companies. Acquisition transactions, if any, are expected to be financed from one or more of the following sources: cash on hand, cash from operations, borrowings under existing or new credit facilities and the issuance of long-term debt, commercial paper or other securities, including Common Stock.

Outlook

The Company is assuming that general economic and other conditions and consumer confidence and demand will be such that comparable store sales will be up 1 to 2 percent in the fourth quarter of the fiscal year, which ends January 28, 2006. The Company expects to achieve diluted earnings per share from continuing operations of $2.00 to $2.20 in the fourth quarter of 2005. This estimate includes May integration costs of $100 to $150 million.

The accuracy of the foregoing assumptions and the resulting forecasts is subject to uncertainties and circumstances beyond the Company's control. Consequently, actual results could differ materially from the forecasted results. See "Other Information" in Item 5 of Part II of this report for a discussion of matters that could cause actual results to vary from the Company's expectations.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 29, 2005, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 1. Legal Proceedings.

The Company and its subsidiary, Macy's West, Inc. (now an unincorporated division of the Company's subsidiary Macy's Department Stores, Inc.), were named as defendants in a civil action filed by the California Attorney General. The complaint was filed on June 23, 2004 in Alameda County Superior Court. The complaint alleges violations of California's Safe Drinking Water and Toxic Enforcement Act of 1986, California Health & Safety Code Sections 25249.5 et seq., also known as Proposition 65 ("Prop 65") on the basis that the Company offers for sale fashion jewelry containing levels of lead requiring a warning under Prop 65 and that such warning had not been provided. The plaintiffs seek injunctive relief, civil penalties, and attorneys' fees and costs, and the parties are currently attempting to resolve the lawsuit through mediation. Based on the information presently available to the Company, management expects that the ultimate resolution of this action will not have a material impact on the Company's financial condition, results of operations or cash flows.

Item 5. Other Information

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the "SEC") contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including (a) risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions, (b) possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, (c) actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials, and (d) attacks or threats of attacks by terrorists or war. Without limiting the generality of the foregoing, forward-looking statements regarding the effects of the acquisition of May are subject to risks and uncertainties relating to, among other things, the successful and timely integration of the acquired businesses with the Company's historical businesses, timely realization of expected cost savings and other synergies, and potential disruption from the transaction which could make it more difficult to maintain relationships with the companies' respective employees, customers and vendors. No forward-looking statements should be relied upon as continuing to reflect the expectations of management or the current status of any matter referred to therein as of any date subsequent to the date on which such statements are made. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including the acquisition of May; transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets; the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties; the retention, reintegration and transitioning of displaced employees; the sale of the Company's credit card operations and related strategic alliance; competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels; and general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather. In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" and "Special Considerations" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 6. Exhibits

10.1

Termination Agreement, dated October 3, 2005, among the Company, JPMorgan Chase Bank, National Association, Credit Suisse, New York Branch, the commercial paper dealers party thereto and the financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 7, 2005).

10.2

Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank, N.A. ("Citibank") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of October 24, 2005).

10.3

First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of October 24, 2005).

10.4

Amendment and Notice of Termination, dated October 24, 2005, among the Company, JPMorgan, as trustee, and the certificate holders of the Prime Credit Card Master Trust II (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated as of October 24, 2005).

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

FEDERATED DEPARTMENT STORES, INC.

Dated: December 8, 2005	By: /s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)