Form 10-K
period 2006-01-28
FEDERATED DEPARTMENT STORES INC /DE/
filed 2006-04-13
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 28, 2006	Commission File Number: 1-13536
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☑            No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐            No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑            No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐            No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (July 29, 2005) was $13,032,161,000.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006

Common Stock, $0.01 par value per share	275,265,327 shares
DOCUMENTS INCORPORATED BY REFERENCE

Parts Into
Document	Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2006 (Proxy Statement)	Part III

Explanatory Note
      On August 30, 2005, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 27, 2005, by and among Federated Department Stores, Inc. (“Federated”), The May Department Stores Company, a Delaware corporation (“May”), and Milan Acquisition LLC (formerly known as Milan Acquisition Corp.), a wholly owned subsidiary of the Company (“Merger Sub”), May merged with and into Merger Sub (the “Merger”). As a result of the Merger, May’s separate corporate existence terminated. Upon the completion of the Merger, Merger Sub was merged with and into the Company, and Merger Sub’s separate corporate existence terminated.
      Unless the context requires otherwise (i) references herein to the “Company” are, for all periods prior to August 30, 2005 (the “Merger Date”), references to Federated and its subsidiaries and their respective predecessors, and for all periods following the Merger Date, references to the surviving corporation in the Merger and its subsidiaries, and (ii) references to “2005,” “2004,” “2003,” “2002” and “2001” are references to the Company’s fiscal years ended January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002, respectively.
Forward-Looking Statements
      This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including:

•	risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials; and

•	attacks or threats of attacks by terrorists or war.
Without limiting the generality of the foregoing, forward-looking statements regarding the effects of the acquisition of May are subject to risks and uncertainties relating to, among other things, the successful and timely integration of the acquired businesses with the Company’s historical businesses, timely realization of expected cost savings and other synergies, and potential disruption from the transaction which could make it more difficult to maintain relationships with the companies’ respective employees, customers and vendors.
      No forward-looking statements should be relied upon as continuing to reflect the expectations of management or the current status of any matter referred to therein as of any date subsequent to the date on which such statements are made. Furthermore, future results of the operations of the Company could differ materially from historical results or current expectations because of a variety of factors that affect the Company, including:

•	the acquisition of May;

•	transaction costs associated with the renovation, conversion and transitioning of retail stores in regional markets;

•	the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties in regional markets;

•	the outcome and timing of sales and leasing in conjunction with the disposition of retail store properties;

•	the retention, reintegration and transitioning of displaced employees;

•	the sale of the Company’s credit card operations and related strategic alliance;

•	competitive pressures from department and specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels, including the Internet, mail-order catalogs and television; and

•	general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather.
      In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the foregoing statements and the statements under captions such as “Risk Factors” and “Special Considerations” in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those reflected in such forward-looking statements.

Item 1.	Business.
      General. The Company is a Delaware corporation. The Company and its predecessors have been operating department stores since 1820.
      Upon the completion of the Merger, the Company acquired May’s approximately 500 department stores and approximately 700 bridal and formalwear stores. All locations retained by the Company will be converted to the Macy’s or Bloomingdale’s nameplate in 2006 or 2007. In connection with the Merger, the Company announced its intention to divest approximately 80 stores. As of March 31, 2006, the Company had entered into agreements for the sale of 24 of these stores.
      In September 2005, the Company announced its intention to divest May’s Bridal Group division. The Bridal Group includes 245 David’s Bridal, 454 After Hours Formalwear and 11 Priscilla of Boston stores in 47 states and Puerto Rico. On January 12, 2006, the Company announced its intention to divest May’s Lord & Taylor department store division. The Lord & Taylor division currently includes 55 department stores, including six stores scheduled to be closed, of which one will be reopened as a Macy’s.
      As of January 28, 2006, the continuing operations of the Company, through its divisions, operated 868 retail stores located in 45 states, the District of Columbia, Puerto Rico and Guam. During fiscal 2005, the stores were operated under the names “Macy’s” and “Bloomingdale’s,” and the following May nameplates:

“Famous-Barr,” “Filene’s,” “Foley’s,” “Hecht’s,” “Kaufmann’s,” “L.S. Ayres,” “Marshall Field’s,” “Meier & Frank,” “Robinsons-May,” “Strawbridge’s” and “The Jones Store.” The Company is in the process of integrating the businesses operated separately by Federated, May and their respective subsidiaries prior to the Merger. Pursuant to a broad national strategy announced by the Company in September 2005 to more fully leverage its “Macy’s” brand, almost all of the stores operating under the names “Famous-Barr,” “Filene’s,” “Foley’s,” “Hecht’s,” “Kaufmann’s,” “L.S. Ayres,” “Marshall Field’s,” “Meier & Frank,” “Robinsons-May,” “Strawbridge’s” and “The Jones Store” will be converted to the Macy’s nameplate in September 2006.
      The Company’s retail stores sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.
      The Company, through its divisions, conducts direct-to-customer mail catalog and electronic commerce businesses under the names “Bloomingdale’s By Mail” and “macys.com.” Additionally, the Company offers an on-line bridal registry to customers.
      The Company provides various support functions to its retail operating divisions on an integrated, company-wide basis.

•	The Company’s financial, administrative and credit services subsidiary, FACS Group, Inc. (“FACS”), continues to provide credit processing, certain collections, customer service and credit marketing services for the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary and non-proprietary credit card accounts owned by the Company and credit processing, customer service and credit marketing in respect of “Macy’s” credit card accounts owned by GE Money Bank and Monogram Credit Services, LLC (collectively, “GE Bank”). In addition, FACS provides payroll and benefits services to the Company’s retail operating and service subsidiaries and divisions.

GE Bank owns all of the “Macy’s” credit card accounts originated prior to December 19, 1994, when R.H. Macy & Co., Inc. was acquired pursuant to a merger and an allocated portion of the “Macy’s” credit card accounts originated subsequent to such merger. Various arrangements between the Company and GE Bank in respect of the “Macy’s” credit card accounts owned by GE Bank are set forth in a credit card program agreement. On July 12, 2005, the Company provided GE Bank with a notice of its election to terminate the credit card program agreement effective as of May 1, 2006. On April 4, 2006, the Company entered into a Sale and Purchase Agreement with GE Bank pursuant to which, subject to the receipt of all required regulatory approvals, the Company shall purchase from GE Bank all of the “Macy’s” credit card accounts and related receivables and other related assets owned by GE Bank as of 11:59 p.m. on the day immediately preceding the closing date.

The Company entered into an agreement with Citibank, N.A., effective as of June 1, 2005, pursuant to which the Company agreed to sell to Citibank (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owns all of the Company’s interest in the Prime Credit Card Master Trust (the “FDS Credit Assets”), (ii) the “Macy’s” credit card accounts owned by GE Bank, together with related receivables balances, upon the termination of the Company’s credit card program agreement with

GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances, prior to August 30, 2006. On October 24, 2005, the Company completed the sale of the FDS Credit Assets to Citibank.

•	Federated Systems Group, Inc. (“FSG”), a wholly-owned indirect subsidiary of the Company, provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service subsidiaries and divisions.

•	Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned indirect subsidiary of the Company and successor in interest to Federated Merchandising Group, is responsible for the private brand development of the Company’s Macy’s divisions. MMG also helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store franchises. Bloomingdale’s uses MMG for some of its private label merchandise but also sources some of its private label merchandise through Associated Merchandising Corporation.

•	Federated Logistics and Operations (“FLO”), a division of a subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating subsidiaries and divisions.

•	Macy’s Home Store, LLC, a wholly-owned indirect subsidiary of the Company and successor in interest to Macy’s Home Store, an unincorporated division of the Company, is responsible for the overall strategy, merchandising and marketing of home-related categories of business in all of the Company’s Macy’s stores.

•	A specialized staff maintained in the Company’s corporate offices provides services for all divisions of the Company in such areas as accounting, legal, marketing, real estate and insurance, as well as various other corporate office functions.
      FACS, FSG and MMG also offer their services to unrelated third parties.
      The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.
      Employees. As of January 28, 2006, the Company had approximately 232,000 regular full-time and part-time employees, including approximately 22,000 employees of the Bridal Group and Lord & Taylor. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of January 28, 2006 were represented by unions. Management considers its relations with its employees to be satisfactory.
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
      Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2005. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.
      Competition. The retailing industry is intensely competitive. The Company’s stores and direct-to-customer business operations compete with many retailing formats in the geographic areas in which they operate, including department stores, specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets, among others. The retailers with which the Company competes include Bed Bath & Beyond, Belk, Dillard’s, Gap, J.C. Penney, Kohl’s, Limited, Linens ’n Things, Neiman Marcus, Nordstrom, Old Navy, Saks, Sears, Stage Stores, Target, TJ Maxx, and Wal-Mart. The Company seeks to attract customers by offering superior selections, value pricing, and strong private label merchandise in stores that are located in premier locations, and by providing an exciting shopping environment and superior service. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.
      Available Information. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at http://www.fds.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition, the Company has made the following available free of charge through its website at http://www.fds.com:

•	Audit Committee Charter,

•	Compensation and Management Development Committee Charter,

•	Nominating and Corporate Governance Committee Charter,

•	Corporate Governance Principles, and

•	Code of Business Conduct and Ethics.

Executive Officers of the Registrant.
      The following table sets forth certain information regarding the executive officers of the Company:

Name	Age	Position with the Company

Terry J. Lundgren	54	Chairman of the Board; President and Chief Executive Officer; Director
Thomas G. Cody	64	Vice Chair
Thomas L. Cole	57	Vice Chair
Janet E. Grove	54	Vice Chair
Susan D. Kronick	54	Vice Chair
Ronald W. Tysoe	53	Vice Chair
Karen M. Hoguet	49	Executive Vice President and Chief Financial Officer
Dennis J. Broderick	57	Senior Vice President, General Counsel and Secretary
Joel A. Belsky	52	Vice President and Controller

      Terry J. Lundgren has been Chairman of the Board since January 2004 and President and Chief Executive Officer of the Company since February 2003; prior thereto he served as the President/ Chief Operating Officer and Chief Merchandising Officer of the Company from April 2002 to February 2003. Mr. Lundgren served as the President and Chief Merchandising Officer of the Company from May 1997 to April 2002.
      Thomas G. Cody has been Vice Chair, Legal, Human Resources, Internal Audit and External Affairs of the Company since February 2003; prior thereto he served as the Executive Vice President, Legal and Human Resources, of the Company from May 1988 to February 2003.
      Thomas L. Cole has been Vice Chair, Support Operations of the Company since February 2003 and Chairman of FLO since 1995, FSG since 2001 and FACS since 2002.
      Janet E. Grove has been Vice Chair, Merchandising, Private Brand and Product Development of the Company since February 2003 and Chairman of MMG since 1998 and Chief Executive Officer of MMG since 1999.
      Susan D. Kronick has been Vice Chair, Department Store Divisions of the Company since February 2003; prior thereto she served as Group President, Regional Department Stores of the Company from April 2001 to February 2003; and prior thereto as Chairman and Chief Executive Officer of Burdines, Inc. from June 1997 to February 2003.
      Ronald W. Tysoe has been Vice Chair of the Company since April 1990 and was a Director of the Company from April 1988 to July 2005.
      Karen M. Hoguet has been Executive Vice President of the Company since June 2005 and Chief Financial Officer of the Company since October 1997.
      Dennis J. Broderick has been Secretary of the Company since July 1993 and Senior Vice President and General Counsel of the Company since January 1990.
      Joel A. Belsky has been Vice President and Controller of the Company since October 1996.

Item 1A.	Risk Factors.
      In evaluating the Company, the risks described below and the matters described in “Forward-Looking Statements” should be considered carefully. Such risks and matters could significantly and adversely affect the Company’s business, prospects, financial condition, results of operations and cash flows.

The Company faces significant competition in the retail industry.
      The Company conducts its retail merchandising business under highly competitive conditions. Although the Company is one of the nation’s largest retailers, it has numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. If the Company does not compete effectively with regard to these factors, its results of operations could be materially and adversely affected.

The Company’s sales and operating results depend on consumer preferences and consumer spending.
      The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending. The Company’s sales and operating results depend in part on its ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. The Company develops new retail concepts and continuously adjusts its industry position in certain major and private-label brands and product categories in an effort to satisfy customers. Any sustained failure to identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on the Company’s business. Consumer spending may be affected by many factors outside of the Company’s control, including competition from store-based retailers, mail-order and Internet companies, consumer confidence and preferences, consumers’ disposable income, weather that affects consumer traffic and general economic conditions.

The Company’s business could be affected by extreme weather conditions or natural disasters.
      Extreme weather conditions in the areas in which the Company’s stores are located could adversely affect the Company’s business. For example, frequent or unusually heavy snowfall, ice storms, rain storms or other extreme weather conditions over a prolonged period could make it difficult for the Company’s customers to travel to its stores and thereby reduce the Company’s sales and profitability. In addition, natural disasters such as hurricanes, tornadoes and earthquakes could severely damage or destroy one or more of the Company’s stores or warehouses located in the affected areas, thereby disrupting the Company’s business operations.
      The Company’s business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of the Company’s inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect the Company’s business.

The Company’s revenues and cash requirements are affected by the seasonal nature of its business.
      The Company’s business is seasonal, with a high proportion of revenues and operating cash flows generated during the second half of the fiscal year, which includes the fall and holiday selling seasons. The Company has in the past experienced significant fluctuations in its revenues from quarter to quarter with a disproportionate amount of revenues falling in the fourth fiscal quarter, which coincides with the holiday season. In addition, the Company incurs significant additional expenses in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including for additional inventory, advertising and employees.

The Company’s business is subject to unfavorable economic and political conditions and other developments and risks.
      Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect the Company’s business. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends, oil prices and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could adversely impact the Company’s growth. In addition, unstable political conditions or civil unrest, including terrorist activities and worldwide military and domestic disturbances and conflicts, could have a material adverse effect on the Company’s business and results of operations.

The benefits expected to be realized from the May acquisition are subject to various risks, and the Company’s failure to integrate May successfully or on a timely basis into the Company’s operations could reduce the Company’s profitability.
      The Company’s acquisition of May during the third quarter of 2005 was a significant acquisition for the Company. The Company’s success in fully realizing the anticipated benefits from the acquisition will depend in large part on achieving anticipated synergies, business opportunities and growth prospects. There can be no assurance that these synergies, business opportunities and growth prospects will materialize, and the Company’s ability to benefit from the May acquisition is subject to both the risks affecting the Company’s business generally and the difficulties associated with integrating large business organizations. In addition, there can be no assurance that the Company’s execution of its post-merger strategy to rebrand May stores will improve its operating performance. The failure of the Company to realize the benefits expected to result from the May acquisition could have a material adverse effect on the Company’s business and results of operations.

The Company’s growth may strain operations, which could adversely affect the Company’s business and financial performance.
      With the acquisition of May, the Company’s business has grown dramatically. Accordingly, sales, number of stores and number of associates have grown and likely will continue to grow. This growth places significant demands on management and operational systems. If the Company is unable to effectively manage its growth, operational inefficiencies could occur and, as a result, the Company’s business and results of operations could be materially and adversely affected.

The Company depends upon the success of its advertising and marketing programs.
      The Company’s advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,076 million for 2005. The Company’s business depends on high customer traffic in its stores and effective marketing. The Company has many initiatives in this area, and often changes its advertising and marketing programs. There can be no assurance as to the Company’s continued ability to effectively execute its advertising and marketing programs, and any failure to do so could have a material adverse effect on the Company’s business and results of operations.

A material disruption in the Company’s computer systems could adversely affect the Company’s business or results of operations.
      The Company relies extensively on its computer systems to process transactions, summarize results and manage its business. The Company’s computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by the Company’s employees. If the Company’s computer systems are damaged or cease to function properly, the Company may have to make a significant investment to fix or replace them, and the Company may suffer interruptions in its operations in the interim. Any material interruption in the Company’s computer systems could adversely affect its business or results of operations.

If the Company is unable to attract and retain quality associates, its business could be adversely affected.
      The Company’s business is dependent upon attracting and retaining a large and growing number of quality associates. Many of these associates are in entry level or part time positions with historically high rates of turnover. The Company’s ability to meet its labor needs while controlling its costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact the Company’s ability to attract and retain quality associates could adversely affect the Company’s business.

The Company is subject to numerous regulations that could adversely affect its business.
      The Company is subject to customs, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company’s knowledge, or are violated by importers, designers, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect the Company’s business.

Litigation or regulatory developments could adversely affect the Company’s business or financial condition.
      The Company is subject to various federal, state and local laws, rules and regulations, which may change from time to time. In addition, the Company is regularly involved in various litigation matters that arise in the ordinary course of its business. Litigation or regulatory developments could adversely affect the Company’s business and financial condition.
Factors beyond the Company’s control could affect the Company’s stock price.
      The Company’s stock price, like that of other retail companies, is subject to significant volatility because of many factors, including factors beyond the control of the Company. These factors include:

•	general economic and stock market conditions;

•	risks relating to the Company’s business and its industry, including those discussed above;

•	strategic actions by the Company or its competitors;

•	variations in the Company’s quarterly results of operations;

•	future sales of the Company’s common stock; and

•	investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives.
      In addition, the Company may fail to meet the expectations of its stockholders or of analysts at some time in the future. If the analysts that regularly follow the Company’s stock lower their rating or lower their projections for future growth and financial performance, the Company’s stock price could decline. Also, sales of a substantial number of shares of the Company’s common stock in the public market or the appearance that these shares are available for sale could adversely affect the market price for Company common stock.

Item 1B. Unresolved Staff Comments.
      None.

Item 2.	Properties.
      The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 28, 2006, the continuing operations of the Company operated 868 retail stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 158,500,000 square feet. Of such stores, 468 were owned, 281 were leased and 119 stores were operated under arrangements where the Company owned the building and leased the land. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase or decrease over time.

Item 3.	Legal Proceedings.
      On January 11, 2006, Edward Decristofaro, an alleged former May stockholder, filed a purported class action lawsuit on behalf of all former May stockholders in the Circuit Court of St. Louis, Missouri against May and the former members of the board of directors of May. The complaint generally alleges that the directors of May breached their fiduciary duties of loyalty, due care, good faith and candor to May stockholders in connection with the Merger. The Company believes the lawsuit is without merit and intends to contest it vigorously.
      The Company and its division, Macy’s West (formerly a subsidiary of the Company), The May Department Stores Company, and a number of other retailers were named as defendants in a civil action filed by the California Attorney General on June 23, 2004 in Alameda County Superior Court. The complaint alleged violations of California’s Safe Drinking Water and Toxic Enforcement Act of 1986, California Health & Safety Code §§25249.5 et seq., also known as Proposition 65 (“Prop 65”) on the basis that the Company offers for sale fashion jewelry containing levels of lead requiring a warning under Prop 65 and that such warning had not been provided. The Company entered into a negotiated consent judgment that was entered by the court on February 21, 2006 covering all divisions of the Company, including the former May divisions and Bloomingdale’s. The consent judgment calls for an aggregate payment by the Company of $35,000 and requires jewelry manufacturers and vendors to reformulate jewelry products, as defined, to meet certain lead specifications by September 1, 2007, with respect to children’s jewelry products offered for sale by the Company, and by March 1, 2008, with respect to adult jewelry products offered for sale by the Company.

Item 4.	Submission of Matters to a Vote of Security-Holders.
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “FD.” As of January 28, 2006, the Company had approximately 29,600 stockholders of record. The following table sets forth for each fiscal quarter during 2005 and 2004 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared each fiscal quarter on each share of Common Stock.

	2005			2004

	Low	High	Dividend	Low	High	Dividend

1st Quarter	54.90	65.08	0.135	46.95	55.06	0.125
2nd Quarter	57.69	77.25	0.135	44.07	51.07	0.135
3rd Quarter	57.56	78.05	0.250	42.80	51.10	0.135
4th Quarter	59.80	74.96	0.250	49.33	59.40	0.135
      The Company repurchased no shares of its common stock in the fourth quarter of 2005.
      On March 28, 2006, the Company’s board of directors authorized a two percent increase in the quarterly cash dividend payable on July 3, 2006 to stockholders of record at the close of business on June 16, 2006. In addition, the Company’s board of directors declared its intention to authorize a two-for-one split of each share of Common Stock to be effected in the form of a stock dividend if, at the Company’s 2006 annual meeting, stockholders approve an increase in the number of authorized shares of the Company’s Common Stock.

Item 6.	Selected Financial Data.
      The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2005	2004	2003	2002	2001

	(millions, except per share data)
Consolidated Statement of Operations Data:
Net Sales	$22,390	$15,776	$15,412	$15,571	$15,785
Cost of sales	(13,272)	(9,382)	(9,175)	(9,324)	(9,656)
Inventory valuation adjustments – May integration	(25)	–	–	–	–

Gross margin	9,093	6,394	6,237	6,247	6,129
Selling, general and administrative expenses	(6,980)	(4,994)	(4,896)	(4,904)	(4,863)
May integration costs	(169)	–	–	–	–
Gain on sale of accounts receivable	480	–	–	–	–
Asset impairment and restructuring charges	–	–	–	–	(162)

Operating income	2,424	1,400	1,341	1,343	1,104
Interest expense (a)	(422)	(299)	(266)	(311)	(347)
Interest income	42	15	9	16	7

Income from continuing operations before income taxes	2,044	1,116	1,084	1,048	764
Federal, state and local income tax expense	(671)	(427)	(391)	(410)	(256)

Income from continuing operations	1,373	689	693	638	508
Discontinued operations, net of income taxes (b)	33	–	–	180	(784)

Net income (loss)	$1,406	$689	$693	$818	$(276)

Basic earnings (loss) per share:
Income from continuing operations	$6.44	$3.93	$3.76	$3.23	$2.60
Net income (loss)	6.60	3.93	3.76	4.15	(1.41)
Diluted earnings (loss) per share:
Income from continuing operations	$6.32	$3.86	$3.71	$3.21	$2.54
Net income (loss)	6.47	3.86	3.71	4.12	(1.38)
Average number of shares outstanding	212.6	174.5	183.8	196.6	195.1
Cash dividends paid per share	$.77	$.53	$.375	$–	$–
Depreciation and amortization	$978	$737	$710	$680	$689
Capital expenditures	$656	$548	$568	$627	$651
Balance Sheet Data (at year end):
Cash and cash equivalents	$248	$868	$925	$716	$636
Total assets	33,168	14,885	14,550	14,441	16,112
Short-term debt	1,323	1,242	908	946	1,012
Long-term debt	8,860	2,637	3,151	3,408	3,859
Shareholders’ equity	13,519	6,167	5,940	5,762	5,564

(a)	Interest expense includes costs of approximately $59 million in 2004 and $16 million in 2001 associated with repurchases of the Company’s long-term debt.

(b)	Discontinued operations include (1) for 2005, the after-tax operations of the Lord & Taylor division and the Bridal Group division (including David’s Bridal, After Hours Formalwear and Priscilla of Boston) acquired in the May acquisition and (2) for 2001, the after-tax results of operations of Fingerhut Companies, Inc., including an estimated after-tax loss on the disposal of discontinued operations of $770 million. For 2002, discontinued operations represents adjustments to the estimated loss on disposal of discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The Company is a retail organization operating retail stores that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Puerto Rico and Guam. The Company’s operations are significantly impacted by competitive pressures from department stores, specialty stores and mass merchandisers and all other retail channels. The Company’s operations are also significantly impacted by general consumer-spending levels, which are driven in part by consumer confidence and employment levels.
      In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy’s brand. This strategy allows the Company to magnify the impact of its marketing efforts on a nationwide basis, as well as to leverage major events such as the Macy’s Thanksgiving Day Parade and Macy’s 4th of July fireworks. On March 6, 2005, the Company completed the conversion of all of the Company’s regional department store nameplates to the Macy’s nameplate. As a result, prior to the acquisition of The May Department Stores Company (“May”), the Company operated coast-to-coast exclusively under two retail brands – Macy’s and Bloomingdale’s.
      In early 2004, the Company announced a further step in reinventing its department stores – the creation of a centralized organization to be responsible for the overall strategy, merchandising and marketing of home-related categories of business in all of its Macy’s-branded stores. While its benefits have taken longer to be realized, the centralized operation is still expected to accelerate future sales in these categories largely by improving and further differentiating the Company’s home-related merchandise assortments.
      Over the past three years, the Company focused on four key priorities for improving the business over the longer term: differentiating and editing merchandise assortments; simplifying pricing; improving the overall shopping experience; and communicating better with customers through more brand focused and effective marketing. The Company believes that its recent results indicate that these strategies are working and that the customer is responding in a favorable manner. In 2005, the Company launched a new nationwide Macy’s customer loyalty program, called Star Rewards, in coordination with the launch of the Macy’s nameplate in cities across the country. The program provides an enhanced level of offers and benefits to Macy’s best credit card customers.
      On August 30, 2005, the Company completed its merger with May (the “Merger”). The results of May’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price for May was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 100 million shares of Company common stock and options to purchase an additional 9.4 million shares of Company common stock valued at approximately $6.0 billion in the aggregate. In connection with the Merger, the Company also assumed approximately $6.0 billion of May debt.
      The Merger is expected to have a material effect on the Company’s consolidated financial position, results of operations and cash flows. The Company expects to realize approximately $175 million of cost savings in 2006 and $450 million of annual cost savings starting in 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company. The Merger is also expected to accelerate comparable store sales growth. In addition, the Company anticipates incurring approximately $1.0 billion in one-time costs related to the acquisition and integration, spread out over a three-year period, commencing after the acquisition in 2005.

      The Company expects to add about 400 Macy’s locations nationwide in 2006 as it converts the regional department store nameplates acquired through the Merger. In conjunction with the conversion process, the Company has identified approximately 80 locations which will be divested starting in 2006, including approximately 40 current May stores operating in 11 states under various nameplates, as well as approximately 40 Macy’s stores operating in 15 states. Locations identified for divestiture accounted for approximately $2.2 billion of 2005 sales on a pro forma basis. On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May Bridal Group division, which includes the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. As a result of the Company’s decision to dispose of these businesses, these businesses are being reported as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations. The Company is continuing to study its store portfolio in light of the Merger and some plans may change as conversion dates approach.
      In June 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the “Purchase Agreement”) with Citibank, N.A. pursuant to which the Company agreed to sell to Citibank (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owned all of the Company’s interest in the Prime Credit Card Master Trust (the “FDS Credit Assets”), (ii) the “Macy’s” credit card accounts owned by GE Money Bank and Monogram Credit Services, LLC (collectively, “GE Bank”), together with related receivables balances (the “GE/ Macy’s Credit Assets”), upon the termination of the Company’s credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the “May Credit Assets”), prior to August 30, 2006. The purchase by Citibank of the FDS Credit Assets was completed on October 24, 2005.
      In connection with the Purchase Agreement, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) with an initial term of 10 years commencing from the date of the last closing under the Purchase Agreement and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.
      The sales prices provided for in the Purchase Agreement equate to approximately 111.5% of the receivables to be included in the FDS Credit Assets, the GE/ Macy’s Credit Assets and the May Credit Assets, and the Company will receive ongoing payments under the Program Agreement. The transactions contemplated by the Purchase Agreement and the Program Agreement are expected to be accretive to the Company’s earnings per share, particularly as the sales of the GE/ Macy’s Credit Assets and the May Credit Assets are completed.
      The Company has provided GE Bank with a notice of its election to terminate the Company’s credit card program agreement with GE Bank effective as of May 1, 2006. On April 4, 2006, the Company entered into a Sale and Purchase Agreement with GE Bank pursuant to which, subject to the receipt of all required regulatory approvals, the Company shall purchase from GE Bank all of the GE/ Macy’s Credit

Assets owned by GE Bank as of 11:59 p.m. on the day immediately preceding the closing date. Pursuant to the credit card program agreement, the purchase price for the GE/ Macy’s Credit Assets will be equal to the “net book value” (as such term is defined in the credit card program agreement) of the assets to be purchased as of the purchase date.
      The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Forward-Looking Statements.”

Results of Operations
      Comparison of the 52 Weeks Ended January 28, 2006 and the 52 Weeks Ended January 29, 2005. Net income for 2005 increased to $1,406 million compared to $689 million for 2004. Net income for 2005 includes income from discontinued operations of $33 million. The increase in income from continuing operations in 2005 reflects the $480 million gain on the sale of the FDS Credit Assets as well as the impact of the acquisition of May.
      Net sales for 2005 totaled $22,390 million, compared to net sales of $15,776 million for 2004, an increase of 41.9%. Net sales for September 2005 through January 2006 include the continuing operations of May. On a comparable store basis (sales from Bloomingdale’s and Macy’s stores in operation throughout 2004 and 2005 and all Internet sales and mail order sales from continuing businesses), net sales increased 1.3% compared to 2004. Sales in 2005 were strongest at Bloomingdale’s and Macy’s Florida. Sales of the Company’s private label brands continued to be strong in 2005 in all Macy’s-branded stores. By family of business, sales in 2005 were strong in shoes, handbags, cosmetics and fragrances and men’s and women’s sportswear. The weaker businesses during 2005 continued to be in the home-related areas.
      Cost of sales was 59.3% of net sales for 2005, compared to 59.5% for 2004. Included in cost of sales for 2004 were $36 million of markdowns, 0.2% of net sales, associated with the Macy’s home store centralization and the Burdines-Macy’s consolidation in Florida. The cost of sales rate in 2005 was essentially flat with the cost of sales rate in 2004, excluding the impact of the markdowns in 2004. These markdowns were primarily related to merchandise that was being sold at Macy’s-branded stores and which was not reordered following the Burdines-Macy’s consolidation and home store centralization. Gross margin for 2005 reflects $25 million of inventory valuation adjustments related to the integration of May and Federated merchandise assortments. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.
      Selling, general and administrative (“SG&A”) expenses were 31.2% of net sales for 2005, compared to 31.6% for 2004. Included in SG&A expenses for 2004 were approximately $63 million of costs, 0.4% of net sales, incurred in connection with store closings, the Burdines-Macy’s consolidation and the home store centralization. The SG&A rate in 2005 was negatively impacted by the sale of the FDS Credit Assets.
      May integration costs for 2005 amounted to $169 million, primarily related to impairment charges for certain Macy’s stores to be closed and sold.
      A pre-tax gain of approximately $480 million was recorded in 2005 in connection with the sale of the FDS Credit Assets.

      Net interest expense was $380 million for 2005, compared to $284 million for 2004. The increase in interest expense during 2005 as compared to 2004 is due to the increased levels of borrowings associated with the acquisition of May, offset in part by the reduction in receivables-backed borrowings due to the sale of the FDS Credit Assets. Net interest expense for 2005 includes $17 million of interest income related to the settlement of various tax examinations. Net interest expense for 2004 includes $59 million of costs associated with the repurchase of $274 million of the Company’s 8.5% senior notes due 2010.
      The Company’s effective income tax rates of 32.8% for 2005 and 38.3% for 2004 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the reduction in the valuation allowance associated with capital loss carryforwards, the settlement of various tax examinations and the effect of state and local income taxes. Federal, state and local income tax expense for 2005 benefited from approximately $85 million related to the reduction in the valuation allowance associated with the capital loss carryforwards realized as a result of the sale of the FDS Credit Assets and $10 million related to the settlement of various tax examinations.
      For 2005, income from the discontinued operations of the acquired Lord & Taylor and bridal group businesses, net of income taxes, was $33 million on sales of approximately $957 million.
      Comparison of the 52 Weeks Ended January 29, 2005 and the 52 Weeks Ended January 31, 2004. Net income for 2004 totaled $689 million, compared to net income of $693 million for 2003. Net income for 2004 reflects strong sales and gross margin performance in 2004, offset by higher SG&A expenses, interest expense associated with the repurchase of $274 million of the Company’s 8.5% senior notes due 2010 and higher income tax expense. Income tax expense during 2003 benefited from a $38 million favorable tax adjustment.
      Net sales for 2004 totaled $15,776 million, compared to net sales of $15,412 million for 2003, an increase of 2.4%. On a comparable store basis (sales from stores in operation throughout 2003 and 2004), net sales increased 2.6% compared to 2003. Bloomingdale’s and Burdines-Macy’s produced the strongest sales performance in 2004 compared to 2003. Sales of the Company’s private label brands continued to sell extremely well throughout the store and the penetration of the Company’s private brands increased in 2004 to 17.4% of sales in Macy’s-branded stores. By family of business, sales were strong in handbags, jewelry and cosmetics as well as in children’s apparel.
      Cost of sales was 59.5% of net sales for 2004 and 2003. Included in cost of sales for 2004 were $36 million of markdowns associated with the Macy’s home store centralization and the consolidation of six Macy’s stores operating in Florida into the Burdines-Macy’s organization. These markdowns are primarily related to merchandise that was being sold at Macy’s-branded stores that will not continue to be sold following the home store centralization and the Burdines-Macy’s consolidation. The cost of sales rate and corresponding gross margin in 2004, excluding the home store centralization and the Burdines-Macy’s consolidation markdowns, benefited from lower net markdowns due to the lower inventory levels and improved sales. Merchandise inventories were down 3% at the end of 2004 as compared to the end of 2003. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.
      SG&A expenses were 31.6% of net sales for 2004 compared to 31.8% for 2003. SG&A expenses in 2004 reflect higher pension costs and higher selling-related costs, partially offset by improved bad debt expense. Included in SG&A expenses for 2004 were approximately $63 million of costs incurred in connection with the home store centralization, the Burdines-Macy’s consolidation and other store closings.

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
      Net cash provided by continuing operating activities in 2005 was $1,950 million, compared to the $1,507 million provided in 2004, reflecting improved operating performance, including the impact of the acquisition of May.
      Net cash used by continuing investing activities was $2,506 million for 2005, compared to $727 million for 2004. Investing activities for 2005 include the cash outflow associated with the acquisition of May of $5,321 million and the cash inflow associated with the sale of the FDS Credit Assets of $3,583 million. Investing activities for 2005 also included purchases of property and equipment totaling $568 million, capitalized software of $88 million and an increase in non-proprietary accounts receivable of $131 million. Investing activities for 2004 included purchases of property and equipment totaling $467 million, capitalized software of $81 million, an increase in non-proprietary accounts receivable of $236 million and $30 million collection of notes receivable.
      The Company opened two new Macy’s department stores during 2005 and opened six new department stores under legacy May nameplates since the acquisition of May. The Company opened four department stores, four furniture stores and expanded into two additional locations in existing malls in 2004. The Company intends to open four new department stores, one new furniture gallery, reopen one or two of the former May stores being converted to Bloomingdale’s and reopen some of the five hurricane related closings in Florida and Louisiana before the fourth quarter of 2006. The Company’s budgeted capital expenditures are approximately $1.6 billion for 2006 and approximately $1.1 to $1.2 billion for each of 2007 and 2008. Management presently anticipates funding such expenditures with cash from operations.
      Net cash used by the Company for all continuing financing activities was $58 million for 2005, including the issuance of $4,580 million of short-term debt used to finance the acquisition of May, the repayment of approximately $4,755 million of debt, the issuance of $336 million of its common stock, primarily related to the exercise of stock options, and $157 million of cash dividends paid. The debt repaid in 2005 includes $1.2 billion of receivables backed financings and approximately $3.4 billion of acquisition-related borrowings, which repayments were primarily funded from the net proceeds received from the sale of the FDS Credit Assets. The Company acquired no shares of its common stock under its share repurchase program during 2005.

      Net cash used by the Company for all continuing financing activities was $837 million for 2004, including $365 million of debt repayments, the acquisition of 18.3 million shares of its common stock at an approximate cost of $901 million, the issuance of $298 million of its common stock, primarily related to the exercise of stock options, and $93 million of cash dividends paid. The debt repaid in 2004 includes the repurchase of $274 million of the Company’s 8.5% senior notes due 2010 and $85 million of the Company’s 6.79% senior debentures due 2027. Certain holders of the Company’s 6.79% senior debentures due 2027 elected to have such debentures repaid on July 15, 2004 at 100% of the principal amount thereof, together with accrued interest to the date of repayment.
      The Company’s board of directors approved additional $750 million authorizations to the Company’s existing share repurchase program on February 27, 2004 and July 20, 2004. In connection with the May acquisition, the Company suspended repurchases under the Company’s share repurchase program. As of January 28, 2006, the share repurchase program had approximately $670 million of authorization remaining. The Company currently anticipates resuming its share repurchase program sometime in the second or third quarter of 2006.
      The Company is a party to a five-year credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2.0 billion (which amount may be increased to $2.5 billion at the option of the Company) outstanding at any particular time. This agreement expires August 30, 2010 and replaces the previous five-year credit agreement which was set to expire June 29, 2006. As of January 28, 2006, the Company had no borrowings outstanding under the five-year credit agreement.
      In connection with the Merger, the Company entered into a 364-day bridge credit agreement with certain financial institutions providing for revolving credit borrowings in an aggregate amount initially not to exceed $5.0 billion outstanding at any particular time. The aggregate amount of the facility will be reduced upon the receipt by the Company of net cash proceeds from certain events, including certain sales or other dispositions of assets aggregating $100 million or more, the issuance of certain equity interests and the incurrence of certain long term indebtedness. The aggregate amount of the facility has been reduced to $2.25 billion as a result of the proceeds received from the sale of the FDS Credit Assets. As of January 28, 2006, the Company had no borrowings outstanding under the 364-day bridge credit agreement.
      In connection with the Merger, the Company entered into an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the revolving credit facilities described above. As of January 28, 2006, the Company had $1,199 million of commercial paper outstanding under its commercial paper program.
      The Company funded the cash consideration payable in the Merger originally through cash on hand and borrowings under its 364-day bridge credit agreement. The Company subsequently issued commercial paper and utilized the proceeds thereof and additional cash on hand to pay down the borrowings under the 364-day bridge credit agreement.
      The Company’s bank credit agreements require the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. The interest coverage ratio for 2005 was 7.80 and at January 28, 2006 the leverage ratio was .41. Management believes that the likelihood of the Company defaulting on these requirements in the future is remote absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its debt covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately.
      At January 28, 2006, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period

		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years

	(millions)
Short-term debt	$1,315	$1,315	$–	$–	$–
Long-term debt	8,080	–	1,312	1,204	5,564
Interest on debt	7,627	571	1,078	883	5,095
Capital lease obligations	171	16	31	30	94
Other long-term liabilities	1,495	78	265	463	689
Operating leases	3,415	229	431	375	2,380
Letters of credit	60	60	–	–	–
Other obligations	3,104	2,794	248	62	–

	$25,267	$5,063	$3,365	$3,017	$13,822

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
      Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. For short-term liquidity, the Company also relies on its unsecured commercial paper facility (which is discussed above). Access to the unsecured commercial paper program is primarily dependent on the Company’s credit ratings; a downgrade in its short-term ratings could hinder its ability to access this market. If the Company is unable to access the unsecured commercial paper market, it has the current ability to access $4.25 billion pursuant to its bank credit agreements, subject to compliance with the interest coverage and leverage ratio requirements discussed above and other requirements under the agreements. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

      Management believes the retail business will continue to consolidate. The Company intends from time to time to consider additional acquisitions of, and investments in, department stores and other complementary assets and companies. Acquisition transactions, if any, are expected to be financed from one or more of the following sources: cash on hand, cash from operations, borrowings under existing or new credit facilities and the issuance of long-term debt, commercial paper or other securities, including common stock.

Critical Accounting Policies

Allowance for Doubtful Accounts
      The Company evaluates the collectibility of its proprietary accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Proprietary accounts receivable are considered delinquent if more than one scheduled minimum payment is missed. Delinquent proprietary accounts are generally written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. The Company reserves for doubtful proprietary accounts with a methodology based upon historical write-off performance in addition to factoring in a flow rate performance tied to the customer delinquency trend. At January 28, 2006, a 0.1 percentage point change in the result of the reserve methodology would impact the proprietary reserve for doubtful accounts by approximately $2 million.

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
      Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are generally taken within each merchandise department annually and inventory records are adjusted accordingly.

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
      The carrying value of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment. The impairment review is based on a discounted cash flow approach at the reporting unit level, that requires significant management judgment with respect to sales, gross margin and expense growth rates, and the selection and use of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. The occurrence of an unexpected event or change in circumstances, such as adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests.

Self-Insurance Reserves
      The Company is self-insured for workers compensation and public liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined by third parties based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

Pension and Supplementary Retirement Plans
      The Company has funded defined benefit pension plans (the “Pension Plans”) and unfunded defined benefit supplementary retirement plans (the “SERPs”). The Company accounts for these plans using SFAS No. 87, “Employers’ Accounting for Pensions.” Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under

SFAS No. 87 is generally independent of funding decisions or requirements. The Company anticipates that pension expense and other retirement costs relating to continuing operations will increase by approximately $75 million in 2006, compared to 2005, reflecting a full year of expenses related to May.
      Funding requirements for the Pension Plans are determined by government regulations, not SFAS No. 87. Although no funding contributions were required, the Company made a $136 million voluntary funding contribution to the Pension Plans in 2005 and a $100 million voluntary funding contribution to the Pension Plans in 2004. The Company currently anticipates that it will not be required to make any additional contributions to the Pension Plans until 2008. The Company has not yet determined whether a voluntary contribution will be made to the Pension Plans prior to this date.
      At January 28, 2006, the Company had unrecognized actuarial losses of $437 million for the Pension Plans and $92 million for the SERPs. These losses will be recognized as a component of pension expense in future years in accordance with SFAS No. 87.
      The calculation of pension expense and pension liabilities requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience may differ significantly from current expectations. The Company believes that the most critical assumptions relate to the long-term rate of return on plan assets (in the case of the Pension Plans), the discount rate used to determine the present value of projected benefit obligations and the weighted average rate of increase of future compensation levels.
      The Company has assumed that the Pension Plans’ assets will generate a long-term rate of return of 8.75% for 2006 and 2005. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plans decreases or increases, respectively. Lowering the expected long-term rate of return on the Pension Plans’ assets by 0.25% (from 8.75% to 8.50%) would increase the estimated 2006 pension expense by approximately $6 million and raising the expected long-term rate of return on the Pension Plans’ assets by 0.25% (from 8.75% to 9.00%) would decrease the estimated 2006 pension expense by approximately $6 million.
      The Company discounted its future pension obligations using a rate of 5.70% at December 31, 2005, compared to 5.75% at December 31, 2004. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the Pension Plans’ and SERPs’ estimated payments. Pension liability and future pension expense both increase or decrease as the discount rate is reduced or increased, respectively. Lowering the discount rate by 0.25% (from 5.70% to 5.45%) would increase the projected benefit obligation at January 28, 2006 by approximately $125 million and would increase estimated 2006 pension expense by approximately $13 million. Increasing the discount rate by 0.25% (from 5.70% to 5.95%) would decrease the projected benefit obligation at January 28, 2006 by approximately $121 million and would decrease estimated 2006 pension expense by approximately $19 million.
      The assumed weighted average rate of increase in future compensation levels was 5.4% as of December 31, 2005 and December 31, 2004 for the Pension Plans, and 7.2% as of December 31, 2005 and December 31, 2004 for the SERPs. The Company develops its increase of future compensation level assumption based on recent experience. Pension liabilities and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Increasing or decreasing the assumed weighted average rate of increase of future compensation levels by 0.25% would increase or decrease the projected benefit obligation at January 28, 2006 by approximately $15 million and change estimated 2006 pension expense by approximately $3 million.

New Pronouncements
      In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and is effective for fiscal years beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board (“APB”) Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.
      The Company has decided to adopt SFAS 123R for its fiscal year beginning January 29, 2006 using the prospective method. The impact of adopting SFAS 123R cannot be accurately estimated since it will depend on levels of share-based awards granted in the future, the stock price at the date of grant and other factors used in the Black-Scholes options pricing model. However, had the Company adopted SFAS 123R in prior periods, the impact of this statement would have approximated the impact of the fair value recognition provisions of SFAS 123 as previously disclosed by the Company on a pro forma basis.

      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amended certain provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
      The Company is exposed to interest rate risk primarily through its customer lending and borrowing activities, which are described in Notes 6 and 10 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 28, 2006, the Company was not a party to any derivative financial instruments. See Notes 10 and 17 to the Consolidated Financial Statements, which are incorporated herein by reference.
      Based on the Company’s market risk sensitive instruments (primarily variable rate debt) outstanding at January 28, 2006, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
      a. Disclosure Controls and Procedures
      The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 28, 2006, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

b.	Management’s Report on Internal Control over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of January 28, 2006, the Company’s internal control over financial reporting is effective. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the acquired operations of The May Department Stores Company, which the Company acquired on August 30, 2005. The Company’s consolidated net sales for the year ended January 28, 2006 were $22,390 million, of which the acquired May operations represented $6,473 million. The Company’s consolidated total assets as of January 28, 2006 were $33,168 million, of which assets associated with the acquired May operations represented approximately $22,750 million.
      The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report included herein.

c.	Changes in Internal Control over Financial Reporting
      There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d.	Certifications
      The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2005 the Company’s Chief Executive Officer certified to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information called for by this item is set forth under “Item 1 – Election of Directors” and “Further Information Concerning the Board of Directors – Committees of the Board – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and “Item 1. Business – Executive Officers of the Registrant” in this report and incorporated herein by reference.

Item 11.	Executive Compensation.
      Information called for by this item is set forth under “Executive Compensation” and “Compensation and Management Development Committee Report” in the Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Information called for by this item is set forth under “Stock Ownership – Certain Beneficial Owners” and “Stock Ownership – Stock Ownership of Directors and Executive Officers” in the Proxy Statement and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      Information called for by this item is set forth under “Further Information Concerning the Board of Directors – Certain Relationships and Related Transactions” in the Proxy Statement and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
      Information called for by this item is set forth under “Item 2 – Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and incorporated herein by reference.
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

      3. Exhibits:
      The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number		Description	Document if Incorporated by Reference

2.1		Agreement and Plan of Merger, dated as of February 27, 2005, by and among the Company, Milan Acquisition Corp. and The May Department Stores Company (“May Delaware”)	Exhibit 2.1 to the Current Report on Form 8-K filed February 28, 2005 by May Delaware
3.1		Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)
3	.1.1	Amended and Restated Article Seventh to the Certificate of Incorporation of the Company	Annex F to the Company’s Proxy Statement dated May 31, 2005
3	.1.2	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company’s 1994 Form 10-K
3.2		By-Laws	Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on April 1, 2003
3	.2.1	Amended and Restated Sections 28 and 29 of the By-Laws of the Company	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of July 18, 2005
4.1		Certificate of Incorporation	See Exhibits 3.1, 3.1.1 and 3.1.2
4.2		By-Laws	See Exhibit 3.2 and 3.2.1
4.3		Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (the “1994 Indenture”)	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995
4	.3.1	Eighth Supplemental Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of July 15, 1997 (the “July 1997 Form 8-K”)
4	.3.2	Ninth Supplemental Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

4	.3.3	Tenth Supplemental Indenture, dated as of August 30, 2005, among the Company, Federated Retail Holdings, Inc. (“Federated Retail”) and U.S. Bank (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee	Exhibit 10.14 to the Company’s Current Report on Form 8-K dated as of August 30, 2005 (the “August 30, 2005 Form 8-K”)
4	.3.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1994 Indenture	Exhibit 10.16 to the August 30, 2005 Form 8-K
4.4		Indenture, dated as of September 10, 1997, between the Company and Citibank, N.A., as Trustee (the “1997 Indenture”)	Exhibit 4.4 to the Company’s Amendment Number 1 to Form S-3 dated as of September 11, 1997
4	.4.1	First Supplemental Indenture, dated as of February 6, 1998, between the Company and Citibank, N.A., as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated as of February 6, 1998
4	.4.2	Third Supplemental Trust Indenture, dated as of March 24, 1999, between the Company and Citibank, N.A., as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) dated as of April 22, 1999
4	.4.3	Fourth Supplemental Trust Indenture, dated as of June 6, 2000, between the Company and Citibank, N.A., as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of June 5, 2000
4	.4.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of March 21, 2001
4	.4.5	Sixth Supplemental Trust Indenture dated as of August 23, 2001, between the Company and Citibank, N.A., as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated as of August 22, 2001
4	.4.6	Seventh Supplemental Indenture, dated as of August 30, 2005 among the Company, Federated Retail and Citibank, N.A., as Trustee	Exhibit 10.15 to the August 30, 2005 Form 8-K
4	.4.7	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1997 Indenture	Exhibit 10.17 to the August 30, 2005 Form 8-K
4.5		Indenture, dated as of June 17, 1996, among May Delaware, Federated Retail (f/k/a The May Department Stores Company (NY)) (“May New York”) and J.P. Morgan Trust Company, as Trustee	Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed June 18, 1996 by May Delaware
4	.5.1	First Supplemental Trust Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Federated Retail (f/k/a May New York) and J.P. Morgan Trust Company, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

4.6		Indenture, dated as of July 20, 2004, among May Delaware, Federated Retail (f/k/a May New York) and J.P. Morgan Trust Company, as Trustee	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed July 21, 2004 by May Delaware
4	.6.1	First Supplemental Trust Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Federated Retail (f/k/a May New York) and J.P. Morgan Trust Company, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K
10.1		Credit Agreement, dated as of July 18, 2005, among the Company, Federated Retail, JPMorgan Chase Bank N.A. (“JPMorgan Chase”) and Bank of America, N.A. (as Administrative Agents) and JPMorgan Chase (as Paying Agent)	Exhibit 99.1 to the Current Report on Form 8-K dated as of July 18, 2005
10	.1.1	Accession Agreement, dated August 30, 2005, between Federated Retail and JPMorgan Chase	Exhibit 10.1 to the August 30, 2005 Form 8-K
10	.1.2	Guarantee Agreement, dated as of August 30, 2005, among the Company, Federated Retail and JP Morgan Chase, related to the Credit Agreement	Exhibit 10.3 to the August 30, 2005 Form 8-K
10.2		Bridge Credit Agreement, dated as of August 30, 2005, among the Company, Federated Retail, the lenders from time to time party thereto, JPMorgan Chase, as paying agent and an administrative agent, and Bank of America N.A., as an administrative agent	Exhibit 10.2 to the August 30, 2005 Form 8-K
10	.2.1	Guarantee Agreement, dated as of August 30, 2005, among the Company, Federated Retail and JP Morgan Chase, related to the Bridge Credit Agreement	Exhibit 10.4 to the August 30, 2005 Form 8-K
10.3		Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company (the “Issuing and Paying Agent Agreement”)	Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)
10	.3.1	Letter Agreement, dated August 30, 2005, among the Company, Federated Retail and Citibank, as issuing and paying agent, amending the Issuing and Paying Agent Agreement	Exhibit 10.5 to the August 30, 2005 Form 8-K
10.4		Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Federated Retail and Banc of America Securities LLC	Exhibit 10.6 to the August 30, 2005 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

10.5		Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Federated Retail and Goldman, Sachs & Co.	Exhibit 10.7 to the August 30, 2005 Form 8-K
10.6		Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Federated Retail and J.P. Morgan Securities Inc.	Exhibit 10.8 to the August 30, 2005 Form 8-K
10.7		Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed November 27, 1991, as amended (the “Form 10”)
10.8		Ralphs Tax Indemnification Agreement	Exhibit 10.1 to Form 10
10.9		Account Purchase Agreement dated as of May 10, 1991, by and among Monogram Bank, USA, Macy’s, Macy Credit Corporation, Macy Funding, Macy’s California, Inc., Macy’s Northeast, Inc., Macy’s South, Inc., Bullock’s Inc., I. Magnin, Inc., Master Servicer, and Macy Specialty Stores, Inc. **	Exhibit 19.2 to Macy’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 1991 (File No. 33-6192), as amended under cover of Form 8, dated October 3, 1991
10.10		Amended and Restated Credit Card Program Agreement, dated as of June 4, 1996 (the “Credit Card Program Agreement”), among GE Money Bank (successor in interest to GE Capital Consumer Card Co.) (“GE Bank”), FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc., and MSS-Delaware, Inc. **	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 3, 1996 (the “August 1996 Form 10-Q”)
10	.10.1	Amendment Agreement (First Amendment) to the Credit Card Program Agreement dated June 4, 1996	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended May 1, 2004 (the “May 2004 Form 10-Q”)
10	.10.2	Second Amendment Agreement to the Credit Card Program Agreement dated January 31, 1997	Exhibit 10.3 to the May 2004 Form 10-Q
10	.10.3	Third Amendment to the Credit Card Program Agreement dated March 1, 1997	Exhibit 10.4 to the May 2004 Form 10-Q
10	.10.4	Amendment No. 4 to the Credit Card Program Agreement dated July 22, 1998	Exhibit 10.5 to the May 2004 Form 10-Q
10	.10.5	Amendment No. 5 to the Credit Card Program Agreement	Exhibit 10.6 to the May 2004 Form 10-Q
10	.10.6	Sixth Amendment to the Credit Card Program Agreement dated February 23, 2004	Exhibit 10.7 to the May 2004 Form 10-Q

Exhibit
Number		Description	Document if Incorporated by Reference

10	.10.7	Seventh Amendment to the Credit Card Program Agreement dated April 30, 2004	Exhibit 10.8 to the May 2004 Form 10-Q
10	.10.8	Eighth Amendment to the Credit Card Program Agreement dated March 15, 2005	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of March 17, 2005
10	.10.9	Notice of Termination regarding the Credit Card Program Agreement, dated July 12, 2005	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated as of July 12, 2005 (the “July 12, 2005 Form 8-K”)
10	.10.10	Notice of Election to Purchase under the Credit Card Program Agreement, dated July 12, 2005	Exhibit 99.2 to the July 12, 2005 Form 8-K
10	.10.11	Sale and Purchase Agreement, dated as of April 4, 2006, among FDS Bank, GE Bank and Monogram Credit Services, LLC	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2006
10.11		Amended and Restated Trade Name and Service Mark License Agreement, dated as of June 4, 1996, among the Company, GE Bank and General Electric Capital Corporation (“GE Capital”)	Exhibit 10.2 to the August 1996 Form 10-Q
10.12		FACS Credit Services and License Agreement, dated as of June 4, 1996 (the “Credit Services and License Agreement”), by and among GE Bank, GE Capital and FACS Group, Inc. **	Exhibit 10.3 to the August 1996 Form 10-Q
10	.12.1	Addendum to the Credit Services and License Agreement dated January 1, 2001	Exhibit 10.9 to the May 2004 Form 10-Q
10	.12.2	Second Addendum to the Credit Services and License Agreement dated November 11, 2001	Exhibit 10.10 to the May 2004 Form 10-Q
10.13		FDS Guaranty, dated as of June 4, 1996	Exhibit 10.4 to the August 1996 Form 10-Q
10.14		GE Capital Credit Services and License Agreement, dated as of June 4, 1996, among GE Capital, FDS Bank (successor in interest to FDS National Bank), the Company and FACS Group, Inc. **	Exhibit 10.5 to the August 1996 Form 10-Q
10.15		GE Capital/GE Bank Credit Services Agreement, dated as of June 4, 1996, among GE Capital and GE Bank **	Exhibit 10.6 to the August 1996 Form 10-Q
10.16		Amended and Restated Commercial Accounts Agreement, dated as of June 4, 1996, among GE Capital, the Company, FDS Bank (successor in interest to FDS National Bank), Macy’s East, Inc., Macy’s West, Inc., Federated Western Properties, Inc. (successor in interest to Bullock’s, Inc. and Broadway Stores, Inc.), FACS Group, Inc. and MSS-Delaware, Inc. **	Exhibit 10.7 to the August 1996 Form 10-Q

Exhibit
Number		Description	Document if Incorporated by Reference

10.17		Purchase, Sale and Servicing Transfer Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Prime II Receivables Corporation (“Prime II”) and Citibank, N.A. (“Citibank”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of June 2, 2005 (the “June 2, 2005 Form 8-K”)
10	.17.1	Letter Agreement, dated August 22, 2005, among the Company, FDS Bank, Prime II and Citibank
10	.17.2	Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (the “October 24, 2005 Form 8-K”)
10.18		Credit Card Program Agreement, effective as of June 1, 2005, among the Company, FDS Bank, FACS Group, Inc. and Citibank	Exhibit 10.2 to the June 2, 2005 Form 8-K
10	.18.1	First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.2 to the October 24, 2005 Form 8-K
10.19		Amendment and Notice of Termination, dated October 24, 2005, among the Company, JPMorgan, as trustee, and the certificate holders of the Prime Credit Card Master Trust II	Exhibit 10.3 to the October 24, 2005 Form 8-K
10.20		1995 Executive Equity Incentive Plan, as amended and restated as of May 21, 2004 *	Appendix D to the Company’s Proxy Statement filed April 15, 2004
10.21		1992 Incentive Bonus Plan, as amended and restated as of May 17, 2002 *	Appendix A to the Company’s Proxy Statement filed on April 17, 2002
10.22		1994 Stock Incentive Plan *	Exhibit 10.1 to the Current Report on From 8-K filed March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)
10.23		Form of Indemnification Agreement *	Exhibit 10.14 to Form 10
10.24		Senior Executive Medical Plan *	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990
10.25		Employment Agreement, dated as of March 1, 2003, between Terry J. Lundgren and the Company (the “Lundgren Employment Agreement”) *	Exhibit 10.45 to the Company’s Annual Report on Form 10-K (File No. 001-13536) for the fiscal year ended January 31, 2004 (the “2003 Form 10-K”)
10	.25.1	Amended Exhibit A, dated as of January 29, 2004, to the Lundgren Employment Agreement *	Exhibit 10.46.1 to the Company’s Annual Report on Form 10-K (File No. 001-13536) for the fiscal year ended January 29, 2005 (the “2004 Form 10-K”)
10	.25.2	Amended Exhibit A, dated July 1, 2004, to the Lundgren Employment Agreement *	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2004

Exhibit
Number		Description	Document if Incorporated by Reference

10	.25.3	Amended Exhibit A, dated March 25, 2005, to the Lundgren Employment Agreement *	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2005 (the “March 25, 2005 Form 8-K”)
10	.25.4	Amended Exhibit A, effective as of April 1, 2006, to the Lundgren Employment Agreement *	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 24, 2006 (the “March 24, 2006 Form 8-K”)
10.26		Employment Agreement, dated July 1, 2005, between Thomas L. Cole and Federated Corporate Services, Inc., a wholly-owned subsidiary of the Company (the “Cole Employment Agreement”) *	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005
10	.26.1	Amended Exhibit A, effective as of April 1, 2006, to the Cole Employment Agreement *	Exhibit 10.3 to the Company’s March 24, 2006 Form 8-K
10.27		Employment Agreement, dated July 1, 2005, between Janet E. Grove and Macy’s Merchandising Group, Inc. (f/k/a Macy’s Merchandising Group, LLC), a wholly-owned and indirect subsidiary of the Company (the “Grove Employment Agreement”) *	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2005
10	.27.1	Amended Exhibit A, effective as of April 1, 2006, to the Grove Employment Agreement *	Exhibit 10.4 to the Company’s March 24, 2006 Form 8-K
10.28		Employment Agreement, dated July 1, 2005, between Thomas G. Cody and Federated Corporate Services, Inc., a wholly-owned subsidiary of the Company (the “Cody Employment Agreement”) *	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2005
10	.28.1	Amended Exhibit A, effective as of April 1, 2006, to the Cody Employment Agreement *	Exhibit 10.2 to the Company’s March 24, 2006 Form 8-K
10.29		Employment Agreement, dated July 1, 2005, between Susan Kronick and Federated Corporate Services, Inc., a wholly-owned subsidiary of the Company (the “Kronick Employment Agreement”) *	Exhibit 10.6 to the Company’s March 24, 2006 Form 8-K
10	.29.1	Amended Exhibit A, effective as of April 1, 2006, to the Kronick Employment Agreement *	Exhibit 10.5 to the Company’s March 24, 2006 Form 8-K
10.30		Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 the Company’s Annual Report on Form 10-K (File No. 001-10951) for fiscal year ended January 29, 1994
10.31		Form of Severance Agreement (for Executives and Key Employees other than Executive Officers) *	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the “1998 Form 10-K”)
10.32		Form of Second Amended and Restated Severance Agreement (for Executive Officers) *	Exhibit 10.45 to the 1998 Form 10-K

Exhibit
Number		Description	Document if Incorporated by Reference

10.33		Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees) *	Exhibit 10.2 to the March 25, 2005 Form 8-K
10	.33.1	Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees), as amended *
10.34		Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the March 23, 2005 Form 8-K
10.35		Form of Performance Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.5 to the March 23, 2005 Form 8-K
10.36		Form of Performance Restricted Stock Agreement (Bridal Group) for the 1994 Stock Incentive Plan *	Exhibit 10.6 to the March 23, 2005 Form 8-K
10.37		Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the March 23, 2005 Form 8-K
10.38		Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997 *	Exhibit 10.46 to the 1996 Form 10-K
10.39		Executive Deferred Compensation Plan, as amended *	Exhibit 10.47 to the 1996 Form 10-K
10.40		Profit Sharing 401(k) Investment Plan, effective as of April 1, 1997, as amended and restated as of February 5, 2002 (the “Amended and Restated 401(k) Plan”) *
10	.40.1	Amendment (No. 1) to the Amended and Restated 401(k) Plan, dated as of December 23, 2002 *
10	.40.2	Amendment (No. 2) to the Amended and Restated 401(k) Plan, dated as of July 19, 2002 *
10	.40.3	Amendment (No. 3) to the Amended and Restated 401(k) Plan, dated as of February 3, 2003 *
10	.40.4	Amendment (No. 4) to the Amended and Restated 401(k) Plan, dated as of December 30, 2003 *
10	.40.5	Amendment (No. 5) to the Amended and Restated 401(k) Plan, dated as of December 31, 2003 *
10	.40.6	Amendment (No. 6) to the Amended and Restated 401(k) Plan, dated as of March 30, 2005 *

Exhibit
Number		Description	Document if Incorporated by Reference

10	.40.7	Amendment (No. 7) to the Amended and Restated 401(k) Plan, dated as of August 23, 2005 *
10	.40.8	Amendment (No. 8) to the Amended and Restated 401(k) Plan, dated as of February 27, 2006 *
10.41		Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997 *	Exhibit 10.49 to the 1996 Form 10-K
10.42		Description of Non-Employee Directors’ Compensation Program, dated as of April 1, 2006 *
10.43		Stock Credit Plan for 2006 – 2007 of Federated Department Stores, Inc. *
21		Subsidiaries
22		Consent of KPMG LLP
23		Powers of Attorney
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

*	Constitutes a compensatory plan or arrangement.

**	Confidential portions of this Exhibit were omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

By:	/s/ Dennis J. Broderick

Dennis J. Broderick
Senior Vice President, General Counsel and Secretary
Date: April 13, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 13, 2006.

Signature	Title

* Terry J. Lundgren	Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director

* Karen M. Hoguet	Executive Vice President and Chief Financial Officer

* Joel A. Belsky	Vice President and Controller (principal accounting officer)

* Meyer Feldberg	Director

* Sara Levinson	Director

* Joseph Neubauer	Director

* Joseph A. Pichler	Director

* Joyce M. Roché	Director

* William P. Stiritz	Director

* Karl M. von der Heyden	Director

* Craig E. Weatherup	Director

* Marna C. Whittington	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ Dennis J. Broderick

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
Karen M. Hoguet
Executive Vice President and Chief Financial Officer
Joel A. Belsky
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Federated Department Stores, Inc.:
      We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Federated Department Stores, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Cincinnati, Ohio
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Federated Department Stores, Inc.:
      We have audited management’s assessment, included in the accompanying Item 9A(b) Management’s Report on Internal Control over Financial Reporting, that Federated Department Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federated Department Stores, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Federated Department Stores, Inc. maintained effective internal control over financial reporting as of January 28, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Federated Department Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, the scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the acquired May Department Stores Company operations, which the Company acquired on August 30, 2005. The Company’s consolidated net sales for the year ended January 28, 2006 were $22,390 million, of which the acquired May Department Stores Company operations represented $6,473 million. The Company’s consolidated total assets as of January 28, 2006 were $33,168 million, of which assets associated with the acquired May Department Stores Company operations represented approximately $22,750 million. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired May Department Stores Company operations.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federated Department Stores, Inc. as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three fiscal years in the period ended January 28, 2006, and our report dated March 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Cincinnati, Ohio
March 24, 2006

FEDERATED DEPARTMENT STORES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2005	2004	2003

Net sales	$22,390	$15,776	$15,412
Cost of sales	(13,272)	(9,382)	(9,175)
Inventory valuation adjustments — May integration	(25)	–	–

Gross margin	9,093	6,394	6,237
Selling, general and administrative expenses	(6,980)	(4,994)	(4,896)
May integration costs	(169)	–	–
Gain on sale of accounts receivable	480	–	–

Operating income	2,424	1,400	1,341
Interest expense	(422)	(299)	(266)
Interest income	42	15	9

Income from continuing operations before income taxes	2,044	1,116	1,084
Federal, state and local income tax expense	(671)	(427)	(391)

Income from continuing operations	1,373	689	693
Discontinued operations, net of income taxes	33	–	–

Net income	$1,406	$689	$693

Basic earnings per share:
Income from continuing operations	$6.44	$3.93	$3.76
Income from discontinued operations	.16	–	–

Net income	$6.60	$3.93	$3.76

Diluted earnings per share:
Income from continuing operations	$6.32	$3.86	$3.71
Income from discontinued operations	.15	–	–

Net income	$6.47	$3.86	$3.71

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	January 28, 2006	January 29, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$248	$868
Accounts receivable	2,522	3,418
Merchandise inventories	5,459	3,120
Supplies and prepaid expenses	203	104
Assets of discontinued operations	1,713	–

Total Current Assets	10,145	7,510
Property and Equipment – net	12,034	6,018
Goodwill	9,520	260
Other Intangible Assets – net	1,080	378
Other Assets	389	719

Total Assets	$33,168	$14,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,323	$1,242
Accounts payable and accrued liabilities	5,246	2,707
Income taxes	454	324
Deferred income taxes	103	28
Liabilities of discontinued operations	464	–

Total Current Liabilities	7,590	4,301
Long-Term Debt	8,860	2,637
Deferred Income Taxes	1,704	1,199
Other Liabilities	1,495	581
Shareholders’ Equity:
Common stock (273.4 and 167.1 shares outstanding)	3	2
Additional paid-in capital	9,241	3,124
Accumulated equity	5,654	4,405
Treasury stock	(1,091)	(1,322)
Unearned restricted stock	–	(2)
Accumulated other comprehensive loss	(288)	(40)

Total Shareholders’ Equity	13,519	6,167

Total Liabilities and Shareholders’ Equity	$33,168	$14,885

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

						Accumulated
						Other
		Additional			Unearned	Comprehensive	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Income	Shareholders’
	Stock	Capital	Equity	Stock	Stock	(Loss)	Equity

Balance at February 1, 2003	$3	$5,106	$3,185	$(2,252)	$(7)	$(273)	$5,762
Net income			693				693
Minimum pension liability adjustment, net of income tax effect						3	3

Total comprehensive income							696
Common stock dividends			(69)				(69)
Stock repurchases				(644)			(644)
Stock issued under stock plans		(28)		190	(1)		161
Retirement of common stock	(1)	(1,227)		1,228			–
Restricted stock plan amortization					4		4
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		29					29

Balance at January 31, 2004	2	3,880	3,809	(1,477)	(4)	(270)	5,940
Net income			689				689
Minimum pension liability adjustment, net of income tax effect						230	230

Total comprehensive income							919
Common stock dividends			(93)				(93)
Stock repurchases				(899)			(899)
Stock issued under stock plans		(28)		276	(1)		247
Retirement of common stock		(777)		777			–
Restricted stock plan amortization					3		3
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		49					49

Balance at January 29, 2005	2	3,124	4,405	(1,322)	(2)	(40)	6,167
Net income			1,406				1,406
Minimum pension liability adjustment, net of income tax effect						(257)	(257)
Unrealized gain on marketable securities, net of income tax effect						9	9

Total comprehensive income							1,158
Stock issued in acquisition	1	6,020					6,021
Common stock dividends			(157)				(157)
Stock issued under stock plans		36		229			265
Restricted stock plan amortization					2		2
Deferred compensation plan distributions				2			2
Income tax benefit related to stock plan activity		61					61

Balance at January 28, 2006	$3	$9,241	$5,654	$(1,091)	$–	$(288)	$13,519

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2005	2004	2003

Cash flows from continuing operating activities:
Net income	$1,406	$689	$693
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	(33)	–	–
Gain on the sale of accounts receivable	(480)	–	–
May integration costs	194	–	–
Depreciation and amortization	943	734	706
Amortization of intangible assets	33	–	–
Amortization of financing costs and premium on acquired debt	(20)	6	3
Amortization of unearned restricted stock	2	3	4
Changes in assets and liabilities:
(Increase) decrease in proprietary and other accounts receivable not separately identified	(147)	17	(71)
Decrease in merchandise inventories	495	95	143
(Increase) decrease in supplies and prepaid expenses	122	(5)	25
(Increase) decrease in other assets not separately identified	(2)	(1)	2
Increase (decrease) in accounts payable and accrued liabilities not separately identified	(444)	(24)	60
Increase (decrease) in current income taxes	49	(6)	284
Increase (decrease) in deferred income taxes	(36)	59	3
Decrease in other liabilities not separately identified	(132)	(60)	(76)

Net cash provided by continuing operating activities	1,950	1,507	1,776

Cash flows from continuing investing activities:
Purchase of property and equipment	(568)	(467)	(508)
Capitalized software	(88)	(81)	(60)
Increase in non-proprietary accounts receivable	(131)	(236)	(186)
Acquisition of The May Department Stores Company, net of cash acquired	(5,321)	–	–
Proceeds from sale of accounts receivable	3,583	–	–
Collection of notes receivable	–	30	–
Disposition of property and equipment	19	27	6

Net cash used by continuing investing activities	(2,506)	(727)	(748)

Cash flows from continuing financing activities:
Debt issued	4,580	186	164
Financing costs	(2)	–	–
Debt repaid	(4,755)	(365)	(457)
Dividends paid	(157)	(93)	(69)
Increase (decrease) in outstanding checks	(53)	38	(5)
Acquisition of treasury stock	(7)	(901)	(645)
Issuance of common stock	336	298	193

Net cash used by continuing financing activities	(58)	(837)	(819)

Net cash provided (used) by continuing operations	(614)	(57)	209
Net cash provided by discontinued operating activities	63	–	–
Net cash used by discontinued investing activities	(61)	–	–
Net cash used by discontinued financing activities	(8)	–	–

Net cash used by discontinued operations	(6)	–	–

Net increase (decrease) in cash and cash equivalents	(620)	(57)	209
Cash and cash equivalents beginning of period	868	925	716

Cash and cash equivalents end of period	$248	$868	$925

Supplemental cash flow information:
Interest paid	$457	$300	$269
Interest received	42	16	8
Income taxes paid (net of refunds received)	481	322	60
The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
      Federated Department Stores, Inc. and subsidiaries (the “Company”) is a retail organization operating retail stores that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods.
      The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005 and January 31, 2004, respectively. References to years in the consolidated financial statements relate to fiscal years rather than calendar years.
      The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company from time to time invests in companies engaged in complementary businesses. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All marketable equity and debt securities held by the Company are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” with unrealized gains and losses on available-for-sale securities being included as a separate component of accumulated other comprehensive income, net of income tax effect. All other investments are carried at cost. All significant intercompany transactions have been eliminated.
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
      The Company offers proprietary credit to its customers under revolving accounts. Such revolving accounts are accepted on customary revolving credit terms and offer the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers may make scheduled minimum payments and incur finance charges, which are competitive with other retailers and lenders. Minimum payments vary from 2.5% to 100.0% of the account balance, depending on the size of the balance. The Company also offers proprietary credit on deferred billing terms for periods not to exceed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one year. Such accounts are convertible to revolving credit, if unpaid, at the end of the deferral period. Finance charge income is treated as a reduction of selling, general and administrative expenses.
      On October 24, 2005, the Company sold certain of its proprietary and all of its non-proprietary credit card accounts and related receivables to Citibank, N.A. (see Note 5). As of January 28, 2006, the proprietary accounts receivable in the Consolidated Balance Sheet relate to The May Department Stores Company (“May”) account holders.
      The Company evaluates the collectibility of its proprietary and non-proprietary accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Proprietary and non-proprietary accounts receivable are considered delinquent if more than one scheduled minimum payment is missed. Delinquent proprietary accounts of Federated were generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Delinquent non-proprietary accounts and delinquent proprietary accounts of May are generally written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts are written off sooner in the event of customer bankruptcy or other circumstances that make further collection unlikely. The Company currently reserves May doubtful proprietary accounts with a methodology based upon historical write-off performance in addition to factoring in a flow rate performance tied to the customer delinquency trend. The Company previously reserved for Federated’s doubtful proprietary accounts based on a loss-to-collections rate and Federated’s doubtful non-proprietary accounts based on a roll-reserve rate.
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
      Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are generally taken within each merchandise department annually and inventory records are adjusted accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      During 2004, the Company reviewed its accounting for leases in accordance with the accounting policies set out above. As a result of this review, certain errors were identified and were corrected in the fourth quarter of 2004. Depreciation expense was increased by $42 million and rent expense was decreased by approximately the same amount, resulting in an insignificant impact on selling, general and administrative expenses. Additionally, property and equipment, net was increased by $65 million and accounts payable and accrued liabilities were increased by approximately the same amount. The impact of these corrections on 2004 and prior year consolidated financial statements was not material.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,076 million for 2005, $716 million for 2004 and $700 million for 2003. Department store non-direct response advertising and promotional costs are either expensed as incurred or the first time the advertising occurs. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.
      Financing costs are amortized using the effective interest method over the life of the related debt.
      Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized.
      The Company records derivative transactions according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements. At January 28, 2006, the Company was not a party to any derivative financial instruments.
      The Company accounts for its stock-based employee compensation plan in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations (see Note 15). No stock-based employee compensation cost related to stock options is currently reflected in net income, as all options granted under the plan have an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for stock options granted.

	2005	2004	2003

	(millions, except per share data)
Net income, as reported	$1,406	$689	$693
Add stock-based employee compensation cost included in reported net income, net of related tax benefit	7	7	2
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit	(39)	(41)	(48)

Pro forma net income	$1,374	$655	$647

Earnings per share:
Basic – as reported	$6.60	$3.93	$3.76

Basic – pro forma	$6.45	$3.74	$3.51

Diluted – as reported	$6.47	$3.86	$3.71

Diluted – pro forma	$6.30	$3.65	$3.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock-based employee compensation cost included in reported net income consists of compensation expense for restricted stock grants and a stock credit plan. Beginning in 2004, key management personnel became eligible to earn a stock credit grant over a two-year performance period ended January 28, 2006. In general, each stock credit is intended to represent the right to receive the value associated with one share of the Company’s common stock. The value of one-half of the stock credits held by participants will be paid in cash in early 2008 and the value of the other half of such stock credits will be paid in cash in early 2009. Compensation cost related to the stock credit plan amounting to $9 million in each of 2005 and 2004 is included in selling, general and administrative expenses.
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
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption. The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain unvested on the effective date.
      The Company has decided to adopt SFAS 123R for its fiscal year beginning January 29, 2006 using the prospective method. The impact of adopting SFAS 123R cannot be accurately estimated since it will depend on levels of share-based awards granted in the future, the stock price at the date of grant and other factors used in the Black-Scholes option pricing model. However, had the Company adopted SFAS 123R

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in prior periods, the impact of this statement would have approximated the impact of the fair value recognition provisions of SFAS 123 as previously disclosed by the Company on a pro forma basis.
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amended certain provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Acquisition
      On August 30, 2005, the Company completed the acquisition of The May Department Stores Company (“May”). The results of May’s operations have been included in the consolidated financial statements since that date. The acquired May operations include approximately 500 regional department stores and approximately 700 bridal and formalwear stores nationwide. As a result of the acquisition and the planned integration of the acquired May operations, the Company will operate approximately 900 department stores in 45 states, the District of Columbia, Guam and Puerto Rico. Most of the acquired May department stores will be converted to the Macy’s nameplate in September 2006, resulting in a national retailer with stores in almost all major markets. The Company expects to realize cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company.
      The Company has announced its intention to divest approximately 80 of the combined Company’s stores (including approximately 40 acquired May locations) and certain duplicate facilities, including distribution centers, call centers and corporate offices. The 80 stores accounted for approximately $2.2 billion of 2005 sales on a pro forma basis. On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May Bridal Group division, which includes the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. Accordingly, the operations of these acquired businesses are presented as discontinued operations (see Note 4). Pursuant to the Purchase, Sale and Servicing Transfer Agreement (see Note 5), the acquired May credit card accounts and related receivables will be sold to Citigroup prior to August 30, 2006.
      The aggregate purchase price for the merger with May (the “Merger”) was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 100 million shares of Company common stock and options to purchase an additional 9.4 million shares of Company common stock valued at approximately $6.0 billion in the aggregate. The value of the approximately 100 million shares of Company common stock was determined based on the average market price of the Company’s stock from February 24, 2005 to March 2, 2005. In connection with the Merger, the Company also assumed approximately $6.0 billion of May debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The May purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values, and is subject to the final fair value determination of certain assets and liabilities. The following table summarizes the preliminary purchase price allocation at the date of acquisition:

(millions)

Current assets, excluding assets of discontinued operations	$5,376
Assets of discontinued operations	1,689
Property and equipment	6,456
Goodwill	9,260
Intangible assets	735
Other assets	32

Total assets acquired	23,548
Current liabilities, excluding short-term debt and liabilities of discontinued operations	(3,150)
Liabilities of discontinued operations	(440)
Short-term debt	(248)
Long-term debt	(6,255)
Other liabilities	(1,706)

Total liabilities assumed	(11,799)

Total purchase price	$11,749

      The following pro forma information presents the Company’s net sales, income from continuing operations, net income and diluted earnings per share as if the Company’s acquisition of May and May’s acquisition of the Marshall Field’s department store group on July 31, 2004 had occurred on February 1, 2004:

	2005	2004

	(millions, except
	per share data)
Net sales	$28,989	$29,222
Income from continuing operations	1,398	963
Net income	1,455	1,032
Diluted earnings per share:
Income from continuing operations	$5.08	$3.46
Income from discontinued operations	.21	.25

Net income	$5.29	$3.71

      Pro forma adjustments have been made to reflect depreciation and amortization using asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition. Certain non-recurring charges of $194 million recorded by May prior to August 30, 2005 directly related to the acquisition, including $114 million of accelerated stock compensation expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

triggered by the approval of the acquisition by May’s stockholders and the subsequent completion of the acquisition, and approximately $66 million of direct transaction costs, have been excluded from the pro forma information presented above.
      The pro forma information for 2005 includes a $480 million pre-tax gain recognized on the sale of the FDS Credit Assets and $194 million of May integration costs and related inventory valuation adjustments. The pro forma information for 2004 includes costs incurred in connection with the Macy’s home store centralization, the Burdines-Macy’s consolidation and other store closings of $99 million. The pro forma information for 2004 also includes $59 million of interest expense associated with the repurchase of $274 million of Federated’s 8.5% senior notes due 2010.
      This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisitions been effected at February 1, 2004, is not necessarily indicative of future results, and does not reflect potential synergies, integration costs, or other such costs or savings.

3.	May Integration Costs
      May integration costs represent the costs associated with the integration of the acquired May businesses with the Company’s pre-existing businesses and the consolidation of certain operations of the Company. The Company has announced that it plans to divest approximately 80 locations (including approximately 40 Macy’s stores) as a result of the acquisition of May.
      During 2005, the Company recorded $194 million of integration costs associated with the acquisition of May, including $25 million of inventory valuation adjustments associated with the combination and integration of the Company’s and May’s merchandise assortments. $125 million of these costs relate to impairment charges of certain Macy’s locations planned to be disposed of. The fair values of the locations planned to be disposed of were determined based on prices of similar assets. The Company is continuing to study its store portfolio in light of the acquisition of May and some plans may change as conversion dates approach. The remaining $44 million of May integration costs incurred in 2005 represents expenses associated with the preliminary planning activities in connection with the consolidation and integration of May’s businesses with the Company’s pre-existing businesses and includes consulting fees, EDP system integration costs, travel and other costs.

4.	Discontinued Operations
      On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May Bridal Group division, which includes the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations for all periods presented.
      Discontinued operations include sales of approximately $957 million for 2005. No consolidated interest expense has been allocated to discontinued operations. For 2005, income from discontinued operations totaled $55 million before income taxes, with related income tax expense of $22 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assets and liabilities of discontinued operations are as follows:

January 28,
2006

(millions)
Accounts receivable	$156
Merchandise inventories	419
Property and Equipment – net	627
Goodwill and other intangible assets – net	446
Other assets	65

$1,713

Accounts payable and accrued liabilities	$317
Income taxes	131
Other liabilities	16

$464

5.	Sale of Credit Card Accounts and Receivables
      On June 1, 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the “Purchase Agreement”) with Citibank, N.A. pursuant to which the Company agreed to sell to Citibank (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owns all of the Company’s interest in the Prime Credit Card Master Trust (the “FDS Credit Assets”), (ii) the “Macy’s” credit card accounts owned by GE Money Bank and Monogram Credit Services, LLC (collectively, “GE Bank”), together with related receivables balances (the “GE/Macy’s Credit Assets”), upon the termination of the Company’s credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the “May Credit Assets”) prior to August 30, 2006.
      On October 24, 2005, the Company completed the sale of the FDS Credit Assets for a cash purchase price of approximately $3.6 billion, resulting in a pre-tax gain of $480 million. The net proceeds received, after eliminating related receivables backed financings, were used to repay debt associated with the acquisition of May.
      The pre-tax gain on sale of the FDS Credit Assets is as follows:

(millions)

Total cash proceeds	$3,583
Net receivables sold	(3,091)
Transaction costs	(12)

$480

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of the sale of the FDS Credit Assets, the Company’s Federal, State and Local income tax was benefited by approximately $85 million to reduce the valuation allowance associated with capital loss carryforwards.
      In connection with the Purchase Agreement, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) with an initial term of 10 years commencing from the date of the last closing under the Purchase Agreement and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

6.	Accounts Receivable

	January 28,	January 29,
	2006	2005

	(millions)
Due from proprietary credit card holders	$1,863	$2,208
Less allowance for doubtful accounts	43	67

	1,820	2,141
Estimated premium on acquired May Credit Assets	229	–
Due from non-proprietary credit card holders	–	1,115
Less allowance for doubtful accounts	–	46

	–	1,069
Other receivables	473	208

	$2,522	$3,418

      Sales through the Company’s proprietary credit plans were $5,421 million for 2005, $4,401 million for 2004 and $4,225 million for 2003. Finance charge income related to proprietary credit card holders amounted to $359 million for 2005, $354 million for 2004 and $351 million for 2003. Finance charge income related to non-proprietary credit card holders amounted to $98 million for 2005, $100 million for 2004 and $67 million for 2003. The amounts for 2005 include the impact from the FDS Credit Assets up to October 24, 2005 and the May Credit Assets since August 30, 2005.
      The credit plans relating to certain operations of the Company are owned by GE Bank. However, the Company participates with GE Bank in the net operating results of such plans. As of January 28, 2006, the net balance of receivables owned by GE Bank amounted to $1,217 million. Various arrangements between the Company and GE Bank are set forth in a credit card program agreement. The Company has provided GE Bank with a notice of its election to terminate the Company’s credit card program agreement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with GE Bank effective as of May 1, 2006. The Company has entered into a Sale and Purchase Agreement with GE Bank pursuant to which, subject to the receipt of all required regulatory approvals, the Company shall purchase from GE Bank all of the GE/ Macy’s Credit Assets owned by GE Bank as of 11:59 p.m. on the day immediately preceding the closing date. Pursuant to the credit card program agreement, the purchase price for the GE/ Macy’s Credit Assets will be equal to the “net book value” (as such term is defined in the credit card program agreement) of the assets to be purchased as of the purchase date.
      Changes in the allowance for doubtful accounts related to proprietary credit card holders are as follows:

	2005	2004	2003

	(millions)
Balance, beginning of year	$67	$81	$85
Acquisition	45	–	–
Charged to costs and expenses	100	117	137
Net uncollectible balances written-off	(112)	(131)	(141)
Sale of FDS Credit Assets	(57)	–	–

Balance, end of year	$43	$67	$81

      Changes in the allowance for doubtful accounts related to non-proprietary credit card holders are as follows:

	2005	2004	2003

	(millions)
Balance, beginning of year	$46	$35	$20
Charged to costs and expenses	43	60	45
Net uncollectible balances written-off	(40)	(49)	(30)
Sale of FDS Credit Assets	(49)	–	–

Balance, end of year	$–	$46	$35

7.	Inventories
      Merchandise inventories were $5,459 million at January 28, 2006, compared to $3,120 million at January 29, 2005. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for 2005, 2004 or 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Properties and Leases

	January 28,	January 29,
	2006	2005

	(millions)
Land	$1,893	$966
Buildings on owned land	5,241	2,428
Buildings on leased land and leasehold improvements	2,728	1,749
Fixtures and equipment	6,261	4,581
Leased properties under capitalized leases	127	74

	16,250	9,798
Less accumulated depreciation and amortization	4,216	3,780

	$12,034	$6,018

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Minimum rental commitments (excluding executory costs) at January 28, 2006, for noncancellable leases are:

	Capitalized	Operating
	Leases	Leases	Total

	(millions)
Fiscal year:
2006	$16	$229	$245
2007	16	222	238
2008	15	209	224
2009	15	194	209
2010	15	181	196
After 2010	94	2,380	2,474

Total minimum lease payments	171	$3,415	$3,586

Less amount representing interest	64

Present value of net minimum capitalized lease payments	$107

      Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($8 million) and long-term ($99 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $2 million on capitalized leases and $53 million on operating leases.
      The Company is a guarantor with respect to certain lease obligations associated with businesses divested by May prior to the merger. The leases, one of which includes potential extensions to 2087, have future minimum lease payments aggregating approximately $759 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental expense consists of:

	2005	2004	2003

	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$1	$1	$1
Operating leases –
Minimum rentals	189	133	173
Contingent rentals	21	17	19

	211	151	193

Less income from subleases –
Capitalized leases	1	1	1
Operating leases	21	19	20

	22	20	21

	$189	$131	$172

Personal property – Operating leases	$12	$13	$14

      Minimum rental expense for operating leases for 2004 reflects a $42 million reduction for lease accounting policy changes, including $24 million of deferred rent income amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangible Assets
      Goodwill during 2005 increased as a result of the acquisition of May (see Note 2). Goodwill during 2004 was reduced by $2 million related to tax benefits recorded by the Company (see Note 12).
      The following summarizes the Company’s goodwill and other intangible assets:

	January 28,	January 29,
	2006	2005

	(millions)
Non-amortizing intangible assets:
Goodwill	$9,520	$260
Tradenames	487	377

	$10,007	$637

Amortizing intangible assets:
Favorable leases	$411	$–
Customer relationships	188	–
Tradenames	24	–
Customer lists	4	2

	627	2

Accumulated amortization:
Favorable leases	(14)	–
Customer relationships	(8)	–
Tradenames	(10)	–
Customer lists	(2)	(1)

	(34)	(1)

	$593	$1

      Intangible amortization expense amounted to $33 million for 2005 and less than $1 million for 2004 and 2003.
      Future estimated intangible amortization expense is shown below:

(millions)

Fiscal year:
2006	$68
2007	52
2008	52
2009	51
2010	50
      As a result of the acquisition of May (see Note 2), the Company established intangible assets related to favorable leases, customer lists, customer relationships and both definite and indefinite lived tradenames. Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years), customer relationship intangible assets are being amortized over their estimated useful lives of ten years and customer list intangible assets and certain tradename intangible assets are being amortized over their estimated useful lives of one year. The weighted average life of all customer list intangible assets, including previously acquired customer lists, is approximately two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Financing
      The Company’s debt is as follows:

	January 28,	January 29,
	2006	2005

	(millions)
Short-term debt:
Commercial paper	$1,199	$–
8.85% Senior debentures due 2006	100	–
Receivables backed financings	–	1,236
Capital lease and current portion of long-term obligations	24	6

	$1,323	$1,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 28,	January 29,
	2006	2005

	(millions)
Long-term debt:
4.8% Senior notes due 2009	$600	$–
6.625% Senior notes due 2008	500	500
6.625% Senior notes due 2011	500	500
5.75% Senior notes due 2014	500	–
3.95% Senior notes due 2007	400	–
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	–
6.3% Senior notes due 2009	350	350
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	–
7.0% Senior debentures due 2028	300	300
8.75% Senior debentures due 2029	250	–
6.9% Senior debentures due 2032	250	–
7.9% Senior debentures due 2007	225	–
8.0% Senior debentures due 2012	200	–
8.5% Senior debentures due 2019	200	–
8.3% Senior debentures due 2026	200	–
6.7% Senior debentures due 2028	200	–
7.875% Senior debentures due 2030	200	–
7.875% Senior debentures due 2036	200	–
6.79% Senior debentures due 2027	165	165
5.95% Senior notes due 2008	150	–
10.625% Senior debentures due 2010	150	–
7.45% Senior debentures due 2011	150	–
8.125% Senior debentures due 2035	150	–
7.625% Senior debentures due 2013	125	–
7.45% Senior debentures due 2016	125	–
7.5% Senior debentures due 2015	100	–
10.25% Senior debentures due 2021	100	–
7.6% Senior debentures due 2025	100	–
8.5% Senior notes due 2010	76	76
9.5% amortizing debentures due 2021	109	–
9.75% amortizing debentures due 2021	91	–
9.93% medium term notes due 2007	6	–
Premium on acquired debt, using an effective interest yield of 4.015% to 6.165%	681	–
Capital lease and other long-term obligations	107	46

	$8,860	$2,637

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Interest expense is as follows:

	2005	2004	2003

	(millions)
Interest on debt	$438	$231	$257
Amortization of debt premium	(24)	–	–
Amortization of financing costs	4	4	3
Interest on capitalized leases	5	5	6
Loss on early retirement of long-term debt	–	59	–

	423	299	266
Less interest capitalized on construction	1	–	–

	$422	$299	$266

      Future maturities of long-term debt, other than capitalized leases and premium on acquired debt, are shown below:

(millions)

Fiscal year:
2007	$647
2008	665
2009	964
2010	240
2011	664
After 2011	4,900
      During 2005, the Company issued $4,580 million of short-term debt in connection with the Merger and repaid approximately $4,755 million of debt, including $1.2 billion of receivables backed financings and approximately $3.4 billion of acquisition-related borrowings. The repayments in 2005 were primarily funded from the net proceeds received from the sale of the FDS Credit Assets.
      The Company funded the cash consideration payable in the Merger originally through cash on hand and borrowings under its 364-day bridge credit agreement. The Company subsequently issued commercial paper and utilized the proceeds thereof and additional cash on hand to pay down the borrowings under the 364-day bridge credit agreement.
      The following summarizes certain components of the Company’s debt:
Bank Credit Agreements
      The Company is a party to a five-year credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2.0 billion (which amount may be increased to $2.5 billion at the option of the Company) outstanding at any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

particular time. This agreement expires August 30, 2010 and replaces the previous $1.2 billion five-year credit agreement which was set to expire June 29, 2006.
      In connection with the Merger, the Company entered into a 364-day bridge credit agreement with certain financial institutions providing for revolving credit borrowings in an aggregate amount initially not to exceed $5.0 billion outstanding at any particular time. The aggregate amount of the facility will be reduced upon the receipt by the Company of net cash proceeds from certain events, including certain sales or other dispositions of assets aggregating $100 million or more, the issuance of certain equity interests and the incurrence of certain long term indebtedness. The aggregate amount of the facility has been reduced to $2.25 billion as a result of the proceeds received from the sale of the FDS Credit Assets.
      As of January 28, 2006 and January 29, 2005, there were no revolving credit loans outstanding under any of these agreements. However, there were $35 million and $44 million of standby letters of credit outstanding at January 28, 2006 and January 29, 2005, respectively. Revolving loans under these agreements bear interest based on various published rates.
      These agreements, which are obligations of a wholly-owned subsidiary of the Company, are not secured and Federated Department Stores, Inc. (“Parent”) has fully and unconditionally guaranteed these obligations (see Note 20).
      The Company’s bank credit agreements require the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. The interest coverage ratio for 2005 was 7.80 and at January 28, 2006 the leverage ratio was .41.
Commercial Paper
      The Company entered into a new unsecured commercial paper program in 2005 which replaced the previous $1.2 billion program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the Bank Credit Agreements described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the Bank Credit Agreements by an amount equal to the principal amount of such commercial paper. As of January 28, 2006, the Company had $1,199 million of commercial paper outstanding under its commercial paper program. There were no borrowings under the commercial paper program in 2004 and as of January 29, 2005 there was no such commercial paper outstanding.
      This program, which is an obligation of a wholly-owned subsidiary of the Company, is not secured and Parent has fully and unconditionally guaranteed the obligations (see Note 20).
Senior Notes and Debentures
      The senior notes and the senior debentures are unsecured obligations of a wholly-owned subsidiary of the Company and Parent has fully and unconditionally guaranteed these obligations (see Note 20).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivables Backed Financings
      Prior to the October 24, 2005 sale of the FDS Credit Assets, the Company financed its proprietary credit card receivables, which arise solely from sales originated in the conduct of the Company’s retail operations, using on-balance sheet financing arrangements, including term receivables-backed certificates issued by a consolidated subsidiary of the Company together with receivables-backed commercial paper issued by another consolidated subsidiary of the Company.
      At January 29, 2005 and prior to October 3, 2005, these arrangements included a $375 million asset-backed commercial paper program. Under the $375 million commercial paper program, a consolidated special purpose subsidiary of the Company issued commercial paper backed by a Class A Variable Funding Certificate issued out of the Prime Credit Card Master Trust (the “Trust”) which held the proprietary receivables. If the subsidiary was unable to issue commercial paper to fund maturities of outstanding commercial paper, it had the ability to borrow under a liquidity facility with a number of banks in order to repay the commercial paper. The commercial paper investors had no recourse back to the Company. As of January 29, 2005, there were no such commercial paper or liquidity borrowings outstanding.
      At January 29, 2005, these arrangements also included $400 million of receivables-backed certificates representing undivided interests in the Trust. Investors in this debt had no recourse back to the Company. This debt was classified as short-term debt at January 29, 2005, had a stated interest rate of 6.7% and was scheduled to mature in November 2005.
      Prior to the October 24, 2005 sale of the FDS Credit Assets, the Company financed its non-proprietary credit card receivables, which arise from transactions originated by merchants that accept third-party credit cards issued by the Company’s FDS Bank subsidiary, using on-balance sheet financing arrangements. Under these arrangements, a consolidated special purpose subsidiary of the Company sold Class A and Class B Variable Funding Certificates issued out of the Prime Credit Card Master Trust II (“Trust II”), which held the non-proprietary receivables, to three unrelated bank commercial paper conduit programs. The commercial paper conduit programs had agreed to purchase certificates of up to $850 million in the aggregate. As of January 29, 2005, classified as short-term debt were $836 million of receivables-backed borrowings outstanding under these arrangements with an average interest rate of 2.4%.
      The Company used its entire proprietary and non-proprietary accounts receivable portfolios included in the FDS Credit Assets to secure the applicable receivables-backed financing programs.
Other Financing Arrangements
      There were $1 million of trade letters of credit and $24 million of standby letters of credit outstanding at January 28, 2006 and $2 million of trade letters of credit outstanding at January 29, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accounts Payable and Accrued Liabilities

	January 28,	January 29,
	2006	2005

	(millions)
Merchandise and expense accounts payable	$2,522	$1,301
Liabilities to customers	643	435
Lease related liabilities	268	206
Workers’ compensation and general liability reserves	474	201
Severance – May integration	289	–
Accrued wages and vacation	259	165
Taxes other than income taxes	321	117
Accrued interest	130	56
Other	340	226

	$5,246	$2,707

      Liabilities to customers include an estimated allowance for future sales returns of $78 million and $42 million at January 28, 2006 and January 29, 2005, respectively. The acquisition of May resulted in an increase in the estimated allowance for sales returns of $40 million in 2005. Adjustments to the allowance for future sales returns, which amounted to a credit of $4 million for 2005, a charge of $1 million for 2004 and a credit of $1 million for 2003, are reflected in cost of sales.
      Changes in workers’ compensation and general liability reserves are as follows:

	2005	2004	2003

	(millions)
Balance, beginning of year	$201	$173	$172
Acquisition	248	–	–
Charged to costs and expenses	133	112	87
Payments, net of recoveries	(108)	(84)	(86)

Balance, end of year	$474	$201	$173

      In connection with the allocation of the May purchase price, the Company recorded a liability for termination of May employees in the amount of $358 million, of which $69 million had been paid as of January 28, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Taxes
      Income tax expense is as follows:

	2005			2004			2003

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

	(millions)
Federal	$520	$61	$581	$310	$70	$380	$285	$89	$374
State and local	77	13	90	31	16	47	46	(29)	17

	$597	$74	$671	$341	$86	$427	$331	$60	$391

      The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2005, 2004 and 2003 to income from continuing operations before income taxes. The reasons for this difference and their tax effects are as follows:

	2005	2004	2003

	(millions)
Expected tax	$715	$391	$379
State and local income taxes, net of federal income tax benefit	59	31	49
Reduction of valuation allowance	(89)	–	–
Favorable settlement of tax examinations	(10)	–	–
Impact of reduced effective income tax rate on deferred taxes	–	–	(38)
Other	(4)	5	1

	$671	$427	$391

      For 2005, income tax expense benefited from approximately $89 million related to the reduction in the valuation allowance associated with the capital loss carryforwards realized primarily as a result of the sale of the FDS Credit Assets and $10 million related to the settlement of various tax examinations. For 2003, income tax expense was reduced by $38 million due to a change in estimate of the effective tax rate at which existing deferred tax assets and liabilities will ultimately be settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 28,	January 29,
	2006	2005

	(millions)
Deferred tax assets:
Post employment and postretirement benefits	$560	$197
Accrued liabilities accounted for on a cash basis for tax purposes	482	172
Long-term debt	314	19
Federal operating loss carryforwards	52	128
State operating loss carryforwards	38	21
Capital loss carryforwards	–	89
Accounts receivable	–	14
Other	52	54
Valuation allowance	(22)	(98)

Total deferred tax assets	1,476	596

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(2,198)	(1,260)
Merchandise inventories	(433)	(204)
Intangible assets	(423)	(122)
Accounts receivable	(137)	–
Prepaid pension expense	–	(170)
Other	(92)	(67)

Total deferred tax liabilities	(3,283)	(1,823)

Net deferred tax liability	$(1,807)	$(1,227)

      The valuation allowance of $22 million at January 28, 2006 relates to net deferred tax assets for state net operating loss carryforwards.
      During 2004, the Company recorded an additional $2 million of tax benefits related to an acquired enterprise’s net operating loss carryforwards (“NOLs”) and reduced goodwill accordingly. As of January 28, 2006, the Company had federal NOLs of approximately $150 million which will expire between 2008 and 2024.

13.	Retirement Plans
      The Company has defined benefit plans (“Pension Plans”) and defined contribution plans (“Savings Plans”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has defined benefit supplementary retirement plans which include benefits, for certain employees, in excess of qualified plan limitations. For 2005, 2004 and 2003 retirement expense for these plans totaled $185 million, $86 million and $52 million, respectively.
      Measurement of plan assets and obligations for the Pension Plans and the defined benefit supplementary retirement plans are calculated as of December 31 of each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plans
      The following provides a reconciliation of benefit obligations, plan assets and funded status of the Pension Plans as of December 31, 2005 and 2004:

	2005	2004

	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$1,701	$1,608
Acquisition	1,095	–
Service cost	84	45
Interest cost	120	98
Actuarial (gain) loss	(40)	72
Benefits paid	(153)	(122)

Projected benefit obligation, end of year	$2,807	$1,701
Changes in plan assets (primarily stocks, bonds and U.S. government securities)
Fair value of plan assets, beginning of year	$1,636	$1,483
Acquisition	629	–
Actual return on plan assets	150	175
Company contributions	136	100
Benefits paid	(153)	(122)

Fair value of plan assets, end of year	$2,398	$1,636

Funded status	$(409)	$(65)
Unrecognized net loss	437	506
Unrecognized prior service cost	–	1

Prepaid pension expense	$28	$442

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$–	$442
Accrued benefit cost	(367)	–
Accrued benefit cost (minimum liability)	(14)	–
Accumulated other comprehensive loss	409	–

Net amount recognized	$28	$442

      The accumulated benefit obligation for the Pension Plans was $2,564 million and $1,586 million as of December 31, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net pension expense (income) for the Company’s Pension Plans included the following actuarially determined components:

	2005	2004	2003

	(millions)
Service cost	$84	$45	$41
Interest cost	120	98	99
Expected return on assets	(165)	(142)	(146)
Recognition of net actuarial loss	45	20	–

	$84	$21	$(6)

Increase (decrease) in minimum liability included in other comprehensive income	$409	$(380)	$(32)

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the Pension Plans.
      The following weighted average assumptions were used to determine benefit obligations for the Pension Plans at December 31, 2005 and 2004:

	2005	2004

Discount rate	5.70%	5.75%
Rate of compensation increases	5.40%	5.40%
      The following weighted average assumptions were used to determine net pension expense (income) for the Company’s Pension Plans:

	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%
Discount rate on acquired plan at acquisition date	5.25%	–	–
Expected long-term return on plan assets	8.75%	8.75%	9.00%
Rate of compensation increases	5.40%	5.80%	5.80%
      The Pension Plans’ assumptions are evaluated annually and updated as necessary. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the Pension Plans’ estimated payments. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following provides the weighted average asset allocations, by asset category, of the assets of the Company’s Pension Plans as of December 31, 2005 and 2004 and the policy targets:

	Targets	2005	2004

Equity securities	60%	62%	61%
Debt securities	25	27	26
Real estate	10	8	9
Other	5	3	4

	100%	100%	100%

      The assets of the Pension Plans are managed by investment specialists with the primary objectives of payment of benefit obligations to the Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return of the assets of the Pension Plans for a prudent level of risk. Risks are mitigated through the asset diversification and the use of multiple investment managers.
      The Company made a $136 million voluntary funding contribution to the Pension Plans in 2005 and made a $100 million voluntary funding contribution to the Pension Plans in 2004. The Company currently anticipates that it will not be required to make any contributions to the Pension Plans until 2008. The Company has not yet determined whether a voluntary contribution will be made to the Pension Plans prior to this date.
      The following benefit payments are estimated to be paid from the Pension Plans:

(millions)

Fiscal year:
2006	$239
2007	235
2008	238
2009	238
2010	236
2011-2015	1,315

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plans
      The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plans as of December 31, 2005 and 2004:

	2005	2004

	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$266	$261
Acquisition	386	–
Service cost	9	8
Interest cost	24	17
Plan amendments	–	(8)
Actuarial (gain) loss	(1)	5
Benefits paid	(13)	(17)

Projected benefit obligation, end of year	$671	$266
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	13	17
Benefits paid	(13)	(17)

Fair value of plan assets, end of year	$–	$–

Funded status	$(671)	$(266)
Unrecognized net loss	92	106
Unrecognized prior service cost	(5)	(5)

Accrued benefit cost	$(584)	$(165)

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(392)	$–
Accrued benefit cost (minimum liability)	(265)	(230)
Accumulated other comprehensive loss	73	65

Net amount recognized	$(584)	$(165)

      The accumulated benefit obligation for the supplementary retirement plans was $624 million and $230 million as of December 31, 2005 and December 31, 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net pension costs for the supplementary retirement plans included the following actuarially determined components:

	2005	2004	2003

	(millions)
Service cost	$9	$8	$7
Interest cost	24	17	15
Recognition of net actuarial loss	13	14	10
Amortization of prior service cost	(1)	1	1

	$45	$40	$33

Increase in minimum liability included in other comprehensive income	$8	$5	$17

      As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
      The following weighted average assumptions were used to determine benefit obligations for the supplementary retirement plans at December 31, 2005 and 2004:

	2005	2004

Discount rate	5.70%	5.75%
Rate of compensation increases	7.20%	7.20%
      The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plans:

	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%
Discount rate on acquired plan at acquisition date	5.25%	–	–
Rate of compensation increases	7.20%	7.70%	7.70%
      The supplementary retirement plans’ assumptions are evaluated annually and updated as necessary. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the supplementary retirement plans’ estimated payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plans:

(millions)

Fiscal year:
2006	$41
2007	42
2008	45
2009	47
2010	49
2011-2015	252
Savings Plans
      The Savings Plans include a voluntary savings feature for eligible employees. The Company’s contribution is based on the Company’s annual earnings and the minimum contribution is 33 1/3 % of an employee’s eligible savings. Expense for the Savings Plans amounted to $56 million for 2005, $25 million for 2004 and $25 million for 2003.
Deferred Compensation Plan
      The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At January 28, 2006 and January 29, 2005, the liability under the plan, which is reflected in other liabilities, was $45 million and $42 million, respectively. Expense for 2005, 2004 and 2003 was immaterial.

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
      In May 2004, the FASB issued Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced both a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree healthcare plans. During 2004, the Company adopted FSP 106-2 to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect the impact of the Act. The effect of the adoption of this position was to reduce the accumulated postretirement benefit obligation by approximately $14 million and reduce the 2004 postretirement benefit cost by approximately $4 million, primarily through the amortization of the related net actuarial gain. The impact of the adoption of this position on service cost and interest cost was not material.
      The following provides a reconciliation of benefit obligations, plan assets and funded status of the postretirement obligations as of December 31, 2005 and 2004:

	2005	2004

	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$293	$283
Acquisition	90	–
Service cost	1	1
Interest cost	18	16
Actuarial (gain) loss	(15)	17
Benefits paid	(28)	(24)

Accumulated postretirement benefit obligation, end of year	$359	$293
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	28	24
Benefits paid	(28)	(24)

Fair value of plan assets, end of year	$–	$–

Funded status	$(359)	$(293)
Unrecognized net loss	6	22
Unrecognized prior service cost	(4)	(8)

Accrued benefit cost	$(357)	$(279)

      Net postretirement benefit costs included the following actuarially determined components:

	2005	2004	2003

	(millions)
Service cost	$1	$1	$1
Interest cost	18	16	18
Recognition of net actuarial (gain) loss	2	(2)	(2)
Amortization of prior service cost	(5)	(6)	(7)

	$16	$9	$10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As permitted under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.
      The following weighted average assumption was used to determine benefit obligations for the postretirement obligations at December 31, 2005 and 2004:

	2005	2004

Discount rate	5.70%	5.75%
      The following weighted average assumptions were used to determine net postretirement benefit expense for the postretirement obligations:

	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%
Discount rate on acquired plan at acquisition date	5.25%	–	–
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
      The following provides the assumed health care cost trend rates related to the Company’s postretirement obligations at December 31, 2005 and 2004:

	2005	2004

Health care cost trend rates assumed for next year	9.0%- 12.5%	12.0%- 14.0%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2016	2016
      The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

	(millions)
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$17	$(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following benefit payments are estimated to be funded by the Company and paid from the postretirement obligations:

(millions)

Fiscal year:
2006	$33
2007	33
2008	32
2009	32
2010	32
2011-2015	144
      The estimated benefit payments reflect estimated federal subsidies expected to be received under the Act of $2 million in each of 2006, 2007, 2008, 2009 and 2010 and $9 million for the period 2011 to 2015.

15.	Equity Plans
      The Company has adopted an equity plan intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries. The equity plan is administered by the Compensation and Management Development Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee is authorized to grant options, stock appreciation rights and restricted stock to officers and key employees of the Company and its subsidiaries. The equity plan also provides for the award of options to non-employee directors. Option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten year terms and typically vest ratably over four years of continued employment.
      Stock option transactions are as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

	(shares in thousands)
Outstanding, beginning of year	19,580.0	$40.93	24,743.1	$38.58	27,695.1	$38.40
Granted	2,176.5	61.32	2,121.5	50.21	3,474.4	28.43
Canceled	(230.6)	41.32	(398.3)	38.19	(1,182.5)	39.39
Exercised	(5,254.4)	40.40	(6,886.3)	35.52	(5,243.9)	30.71

Outstanding, end of year	16,271.5	$43.82	19,580.0	$40.93	24,743.1	$38.58

Exercisable, end of year	9,434.2	$41.76	10,754.8	$41.58	13,499.1	$40.79

Weighted average fair value of options granted during the year		$21.08		$20.28		$10.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about stock options which remain outstanding as of January 28, 2006:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

	(thousands)			(thousands)
$25.00 - 35.00	4,467.1	5.6 years	$29.62	2,774.4	$30.37
35.01 - 45.00	5,570.5	5.4 years	42.22	4,090.4	42.05
45.01 - 55.00	3,724.2	5.4 years	50.45	2,208.2	50.60
55.01 - 79.44	2,509.7	8.2 years	62.82	361.2	71.71
      As of January 28, 2006, 4.4 million shares of Common Stock were available for additional grants pursuant to the Company’s equity plan, of which 54,300 shares were available for grant in the form of restricted stock. No shares of Common Stock were granted in the form of restricted stock during 2005. During 2004, 1,000 shares of Common Stock were granted in the form of restricted stock at a market value of $50.50 vesting ratably over a four-year period. During 2003, 50,000 shares of Common Stock were granted in the form of restricted stock at a market value of $25.58 fully vesting after four years. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plan.
      The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used:

	2005	2004	2003

Dividend yield	1.8%	1.0%	1.7%
Expected volatility	37.5%	41.5%	41.8%
Risk-free interest rate	4.3%	3.1%	3.3%
Expected life	5.3 years	6 years	6 years
      The Company has assumed May’s equity plan which is intended to provide an equity interest to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries. The May equity plan is administered by the Compensation Committee and the Compensation Committee is authorized to grant options, stock appreciation rights and restricted stock to officers and key employees of the Company and its subsidiaries who were not employees of the Company and its subsidiaries prior to the Merger. Option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten year terms and typically vest ratably over four years of continued employment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of the date of the Merger, all outstanding May options were fully vested and were converted into options to acquire Common Stock in accordance with the Merger agreement. Stock option transactions for the May equity plan are as follows:

	2005

		Weighted
		Average
		Exercise
	Shares	Price

	(thousands)
Outstanding, at acquisition	9,400.5	$64.76
Granted	–	–
Canceled	(397.8)	70.22
Exercised	(1,091.9)	55.23

Outstanding, end of year	7,910.8	$65.80

Exercisable, end of year	7,910.8	$65.80

      The following summarizes information about stock options of the May equity plan which remain outstanding as of January 28, 2006:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

	(thousands)			(thousands)
$38.00 - 50.00	1,402.1	7.0 years	$45.51	1,402.1	$45.51
50.01 - 60.00	241.4	1.7 years	55.24	241.4	55.24
60.01 - 70.00	3,654.0	7.4 years	64.90	3,654.0	64.90
70.01 - 80.53	2,613.3	3.0 years	78.93	2,613.3	78.93
      As of January 28, 2006, 5.9 million shares of Common Stock were available for additional grants pursuant to the May equity plan, of which 1.1 million shares were available for grant in the form of restricted stock. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the May equity plan.

16.	Shareholders’ Equity
      The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 500.0 million shares of Common Stock, par value of $.01 per share, with 299.2 million shares of Common Stock issued and 273.4 million shares of Common Stock outstanding at January 28, 2006 and 198.4 million shares of Common Stock issued and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

167.1 million shares of Common Stock outstanding at January 29, 2005 (with shares held in the Company’s treasury or by subsidiaries of the Company being treated as issued, but not outstanding).
      During 2005, in connection with the Merger, the Company issued approximately 100 million shares of Company common stock and options to purchase an additional 9.4 million shares of Company common stock valued at approximately $6.0 billion in the aggregate. During 2004, the Company retired 19 million shares of its common stock. During 2003, the Company retired approximately 48 million shares of its Common Stock, including shares issued to wholly owned subsidiaries of the Company in connection with an acquisition.
      The Company’s board of directors approved additional $750 million authorizations to the Company’s existing share repurchase program on February 27, 2004 and July 20, 2004. As of January 28, 2006, the share repurchase program had approximately $670 million of authorization remaining. Under its share repurchase program, the Company purchased no shares of Common Stock in 2005, 18.3 million shares of Common Stock at a cost of approximately $900 million in 2004 and 16.5 million shares of Common Stock at an approximate cost of $645 million in 2003. In connection with the Merger, the Company had suspended repurchases under the Company’s share repurchase program.
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
      Changes in the number of shares held in the treasury are as follows:

	2005	2004	2003

	(thousands)
Balance, beginning of year	30,633.7	38,305.8	45,049.4
Additions:
Repurchase program	–	18,348.1	16,477.4
Restricted stock	95.1	17.1	30.4
Deferred compensation plans	16.9	30.7	8.5
Distribution through stock plans	(5,540.2)	(7,068.0)	(5,227.2)
Retirement of common stock	–	(19,000.0)	(18,032.7)

Balance, end of year	25,205.5	30,633.7	38,305.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding. Changes in the number of shares held in the trust are as follows:

	2005	2004	2003

	(thousands)
Balance, beginning of year	609.1	598.9	581.6
Additions	34.4	39.2	45.9
Distribution	(37.8)	(29.0)	(28.6)

Balance, end of year	605.7	609.1	598.9

17.	Financial Instruments and Concentrations of Credit Risk
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and short-term investments
      The carrying amount approximates fair value because of the short maturity of these instruments.

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
      The estimated fair values of certain financial instruments of the Company are as follows:

	January 28, 2006			January 29, 2005

	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

(millions)
Long-term debt	$8,080	$8,761	$8,777	$2,593	$2,593	$2,884
      Commitments to extend credit under revolving agreements relate primarily to the aggregate unused credit limits and unused lines of credit extended under the Company’s credit plans. These commitments generally can be terminated at the option of the Company. It is unlikely that the total commitment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

18.	Earnings Per Share
      The reconciliation of basic earnings per share to diluted earnings per share based on income from continuing operations is as follows:

	2005		2004		2003

	Income	Shares	Income	Shares	Income	Shares

	(millions, except per share data)
Income from continuing operations and average number of shares outstanding	$1,373	212.6	$689	174.5	$693	183.8
Shares to be issued under deferred compensation plans		.4		.6		.6

	$1,373	213.0	$689	175.1	$693	184.4
Basic earnings per share	$6.44		$3.93		$3.76
Effect of dilutive securities – Stock options		4.3		3.1		2.2

	$1,373	217.3	$689	178.2	$693	186.6
Diluted earnings per share	$6.32		$3.86		$3.71
      In addition to the stock options reflected in the foregoing table, stock options to purchase 2.9 million shares of common stock at prices ranging from $69.68 to $80.53 per share were outstanding at January 28, 2006, stock options to purchase 0.4 million shares of common stock at prices ranging from $64.06 to $79.44 per share were outstanding at January 29, 2005 and stock options to purchase 3.7 million shares of common stock at prices ranging from $47.75 to $79.44 per share were outstanding at January 31, 2004 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Results (unaudited)
      Unaudited quarterly results for last two years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(millions, except per share data)
2005:
Net sales	$3,641	$3,623	$5,555	$9,571
Cost of sales	(2,176)	(2,126)	(3,312)	(5,658)
Inventory valuation adjustments – May integration	–	–	–	(25)

Gross margin	1,465	1,497	2,243	3,888
Selling, general and administrative expenses	(1,213)	(1,206)	(1,973)	(2,588)
May integration costs	–	–	(63)	(106)
Gain on sale of accounts receivable	–	–	480	–
Income from continuing operations	123	148	424	678
Discontinued operations	–	–	12	21

Net income	123	148	436	699
Basic earnings per share:
Income from continuing operations	.73	.87	1.77	2.48
Net income	.73	.87	1.82	2.56
Diluted earnings per share:
Income from continuing operations	.71	.84	1.74	2.45
Net income	.71	.84	1.79	2.52
2004:
Net sales	$3,550	$3,581	$3,525	$5,120
Cost of sales	(2,123)	(2,111)	(2,121)	(3,027)

Gross margin	1,427	1,470	1,404	2,093
Selling, general and administrative expenses	(1,210)	(1,225)	(1,229)	(1,330)
Net income	97	78	74	440
Basic earnings per share	.54	.44	.43	2.61
Diluted earnings per share	.53	.43	.42	2.55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Condensed Consolidating Financial Information
      Parent has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, Federated Retail Holdings, Inc. (“Subsidiary Issuer”). “Other Subsidiaries” includes subsidiaries of Parent, including FDS Bank, FDS Insurance, Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David’s Bridal, Inc. and its subsidiaries, including After Hours Formalwear, Inc. “Subsidiary Issuer” includes all other operating divisions and subsidiaries of Parent including non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”
      Condensed consolidating balance sheets as of January 28, 2006 and January 29, 2005, the related condensed consolidating statements of income for 2005, 2004 and 2003, and the related condensed consolidating statements of cash flows for 2005, 2004, and 2003 are presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 28, 2006
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents	$17	$33	$342	$(144)	$248
Accounts receivable	–	94	2,584	(156)	2,522
Merchandise inventories	–	3,049	2,829	(419)	5,459
Supplies and prepaid expenses	–	105	133	(35)	203
Income taxes	99	–	–	(99)	–
Deferred income tax assets	3	46	–	(49)	–
Assets of discontinued operations	–	–	–	1,713	1,713

Total Current Assets	119	3,327	5,888	811	10,145
Property and Equipment – net	2	6,979	5,680	(627)	12,034
Goodwill	–	5,565	4,244	(289)	9,520
Other Intangible Assets – net	–	527	710	(157)	1,080
Other Assets	4	129	282	(26)	389
Intercompany Receivable	1,805	–	4,755	(6,560)	–
Investment in Subsidiaries	11,754	11,177	–	(22,931)	–

Total Assets	$13,684	$27,704	$21,559	$(29,779)	$33,168

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$1,319	$5	$(1)	$1,323
Accounts payable and accrued liabilities	114	2,804	2,785	(457)	5,246
Income taxes	–	170	383	(99)	454
Deferred income taxes	–	–	225	(122)	103
Liabilities of discontinued operations	–	–	–	464	464

Total Current Liabilities	114	4,293	3,398	(215)	7,590
Long-Term Debt	–	8,781	81	(2)	8,860
Intercompany Payable	–	6,560	–	(6,560)	–
Deferred Income Taxes	45	415	1,302	(58)	1,704
Other Liabilities	6	867	635	(13)	1,495
Minority Interest *	–	–	518	(518)	–
Shareholders’ Equity	13,519	6,788	15,625	(22,413)	13,519

Total Liabilities and Shareholders’ Equity	$13,684	$27,704	$21,559	$(29,779)	$33,168

*	Parent’s minority interest in a subsidiary which is wholly-owned on a consolidated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR 2005
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales	$–	$7,001	$17,193	$(1,804)	$22,390
Cost of sales	–	(4,250)	(10,075)	1,053	(13,272)
Inventory valuation adjustments – May integration	–	(21)	(4)	–	(25)

Gross margin	–	2,730	7,114	(751)	9,093
Selling, general and administrative expenses	(7)	(2,295)	(5,373)	695	(6,980)
May integration costs	–	(34)	(135)	–	(169)
Gain on the sale of accounts receivable	–	94	386	–	480

Operating income (loss)	(7)	495	1,992	(56)	2,424
Interest (expense) income, net:
External	(88)	(268)	(24)	–	(380)
Intercompany	149	(72)	(77)	–	–
Equity in earnings of subsidiaries	1,297	477	–	(1,774)	–

Income from continuing operations before income taxes	1,351	632	1,891	(1,830)	2,044
Federal, state and local income taxes	55	(91)	(657)	22	(671)

Income from continuing operations	1,406	541	1,234	(1,808)	1,373
Discontinued operations, net of income taxes	–	–	–	33	33

Net income	$1,406	$541	$1,234	$(1,775)	$1,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2005
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income	$1,406	$541	$1,234	$(1,775)	$1,406
Income from discontinued operations	–	–	–	(33)	(33)
Gain on the sale of accounts receivable	–	(94)	(386)	–	(480)
May integration costs	–	55	139	–	194
Equity in earnings of subsidiaries	(1,297)	(477)	–	1,774	–
Dividends received from subsidiaries	889	–	–	(889)	–
Depreciation and amortization	4	211	770	(27)	958
(Increase) decrease in working capital	(82)	299	(160)	18	75
Other, net	149	(515)	217	(21)	(170)

Net cash provided (used) by continuing operating activities	1,069	20	1,814	(953)	1,950

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	(1)	(93)	(604)	61	(637)
Acquisition of The May Department Stores Company, net of cash acquired	(5,321)	–	–	–	(5,321)
Proceeds from sale of accounts receivable	–	94	3,489	–	3,583
Increase in non-proprietary accounts receivable	–	–	(131)	–	(131)

Net cash provided (used) by continuing investing activities	(5,322)	1	2,754	61	(2,506)

Cash flows from continuing financing activities:
Debt issued, net of repayments	4,579	(3,514)	(1,240)	–	(175)
Dividends paid	(157)	(280)	(609)	889	(157)
Issuance of common stock, net	329	–	–	–	329
Intercompany activity, net	(1,129)	3,840	(2,546)	(165)	–
Other, net	(38)	(34)	(15)	32	(55)

Net cash provided (used) by continuing financing activities	3,584	12	(4,410)	756	(58)

Net cash provided (used) by continuing operations	(669)	33	158	(136)	(614)
Net cash used by discontinued operations	–	–	–	(6)	(6)

Net increase (decrease) in cash and cash equivalents	(669)	33	158	(142)	(620)
Cash and cash equivalents at beginning of period	686	–	184	(2)	868

Cash and cash equivalents at end of period	$17	$33	$342	$(144)	$248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 29, 2005
(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents	$686	$184	$(2)	$868
Accounts receivable	1	3,417	–	3,418
Merchandise inventories	–	3,120	–	3,120
Supplies and prepaid expenses	–	104	–	104
Income taxes	132	–	(132)	–

Total Current Assets	819	6,825	(134)	7,510
Property and Equipment – net	2	6,016	–	6,018
Goodwill	–	260	–	260
Other Intangible Assets – net	–	378	–	378
Other Assets	23	696	–	719
Deferred Income Tax Assets	87	–	(87)	–
Intercompany Receivable	2,765	–	(2,765)	–
Investment in Subsidiaries	5,262	–	(5,262)	–

Total Assets	$8,958	$14,175	$(8,248)	$14,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1	$1,241	$–	$1,242
Accounts payable and accrued liabilities	192	2,517	(2)	2,707
Income taxes	–	456	(132)	324
Deferred income taxes	–	28	–	28

Total Current Liabilities	193	4,242	(134)	4,301
Long-Term Debt	2,593	44	–	2,637
Intercompany Payable	–	2,765	(2,765)	–
Deferred Income Taxes	–	1,286	(87)	1,199
Other Liabilities	5	576	–	581
Shareholders’ Equity	6,167	5,262	(5,262)	6,167

Total Liabilities and Shareholders’ Equity	$8,958	$14,175	$(8,248)	$14,885

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR 2004
(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Net Sales	$–	$15,776	$–	$15,776
Cost of sales	–	(9,382)	–	(9,382)

Gross margin	–	6,394	–	6,394
Selling, general and administrative expenses	10	(5,004)	–	(4,994)

Operating income	10	1,390	–	1,400
Interest (expense) income, net:
External	(245)	(39)	–	(284)
Intercompany	288	(288)	–	–
Equity in earnings of subsidiaries	658	–	(658)	–

Income before income taxes	711	1,063	(658)	1,116
Federal, state and local income tax expense	(22)	(405)	–	(427)

Net income	$689	$658	$(658)	$689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2004
(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$689	$658	$(658)	$689
Equity in earnings of subsidiaries	(658)	–	658	–
Dividends received from subsidiaries	449	–	(449)	–
Depreciation and amortization	12	731	–	743
(Increase) decrease in working capital	(57)	134	–	77
Other, net	7	(9)	–	(2)

Net cash provided (used) by operating activities	442	1,514	(449)	1,507

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	(1)	(520)	–	(521)
Other, net	24	(230)	–	(206)

Net cash provided (used) by investing activities	23	(750)	–	(727)

Cash flows from financing activities:
Debt issued, net of repayments	(360)	181	–	(179)
Dividends paid	(93)	(449)	449	(93)
Issuance of common stock, net	(603)	–	–	(603)
Intercompany activity, net	522	(522)	–	–
Other, net	39	(1)	–	38

Net cash provided (used) by financing activities	(495)	(791)	449	(837)

Net increase (decrease) in cash and cash equivalents	(30)	(27)	–	(57)
Cash and cash equivalents at beginning of period	716	211	(2)	925

Cash and cash equivalents at end of period	$685	$184	$(2)	$868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR 2003
(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Net Sales	$–	$15,412	$–	$15,412
Cost of sales	–	(9,175)	–	(9,175)

Gross margin	–	6,237	–	6,237
Selling, general and administrative expenses	–	(4,896)	–	(4,896)

Operating income	–	1,341	–	1,341
Interest (expense) income, net:
External	(216)	(41)	–	(257)
Intercompany	289	(289)	–	–
Equity in earnings of subsidiaries	647	–	(647)	–

Income before income taxes	720	1,011	(647)	1,084
Federal, state and local income tax expense	(27)	(364)	–	(391)

Net income	$693	$647	$(647)	$693

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2003
(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$693	$647	$(647)	$693
Equity in earnings of subsidiaries	(647)	–	647	–
Dividends received from subsidiaries	438	–	(438)	–
Depreciation and amortization	9	704	–	713
(Increase) decrease in working capital	250	193	(2)	441
Other, net	(41)	(30)	–	(71)

Net cash used by operating activities	702	1,514	(440)	1,776

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	(2)	(560)	–	(562)
Other, net	–	(186)	–	(186)

Net cash used by investing activities	(2)	(746)	–	(748)

Cash flows from financing activities:
Debt issued, net of repayments	(451)	158	–	(293)
Dividends paid	(69)	(438)	438	(69)
Issuance of common stock, net	(452)	–	–	(452)
Intercompany activity, net	504	(504)	–	–
Other, net	–	(5)	–	(5)

Net cash provided (used) by financing activities	(468)	(789)	438	(819)

Net increase (decrease) in cash and cash equivalents	232	(21)	(2)	209
Cash and cash equivalents at beginning of period	484	232	–	716

Cash and cash equivalents at end of period	$716	$211	$(2)	$925