Form 10-K/A
period 2006-01-28
FEDERATED DEPARTMENT STORES INC /DE/
filed 2006-06-06
CIK 794367

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE
This Amendment on Form 10-K/A to the Company’s Form 10-K for its fiscal year ended January 28, 2006 (the “Form 10-K”) amends and restates Items 7 and 8 of the Form 10-K to reflect the reclassification of $2,195 million of the proceeds from the sale of the FDS Credit Assets from (i) cash from continuing investing activities to (ii) cash from continuing operating activities. See Note 5 to the Consolidated Financial Statements for a description of the transaction. The reclassified amount represents the portion of the sale proceeds attributable to the Company’s proprietary credit card accounts and related accounts receivable. As a result of the restatement, the Company’s net cash provided by continuing operating activities for 2005 increased by $2,195 million (from $1,950 million to $4,145 million) and the Company’s net cash used by continuing investing activities for 2005 increased by $2,195 million (from $2,506 million to $4,701 million). Except as otherwise expressly stated or where the context requires otherwise, the information in this Amendment generally speaks as of April 13, 2006, the date on which the Form 10-K was filed with the Securities and Exchange Commission.
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
     Net cash provided by continuing operating activities in 2005 was $4,145 million, compared to the $1,507 million provided in 2004, reflecting improved operating performance, including the impact of the acquisition of May, and the proceeds from the sale of the proprietary account portion of the FDS Credit Assets.
     Net cash used by continuing investing activities was $4,701 million for 2005, compared to $727 million for 2004. Investing activities for 2005 include the cash outflow associated with the acquisition of May of $5,321 million and the cash inflow associated with the sale of the non-proprietary account portion of the FDS Credit Assets of $1,388 million. Investing activities for 2005 also included purchases of property and equipment totaling $568 million, capitalized software of $88 million and an increase in non-proprietary accounts receivable of $131 million. Investing activities for 2004 included purchases of property and equipment totaling $467 million, capitalized software of $81 million, an increase in non-proprietary accounts receivable of $236 million and $30 million collection of notes receivable.
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

      3. Exhibits:
      The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number	Description	Document if Incorporated by Reference

22	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

By:	/s/ Dennis J. Broderick

Dennis J. Broderick
Senior Vice President, General Counsel and Secretary
Date: June 6, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 6, 2006.

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
     As discussed in note (i) to the consolidated statements of cash flows, the consolidated financial statement of cash flows for the fiscal year ended January 28, 2006 has been restated.
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
/s/ KPMG LLP

Cincinnati, Ohio
March 24, 2006, except as to note (i) to the consolidated statements of cash flows, which is as of June 5, 2006

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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federated Department Stores, Inc. as of January 28, 2006 and January 29, 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2006, and our report dated March 24, 2006, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
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

FEDERATED DEPARTMENT STORES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Restated
	(see Note i)
	2005	2004	2003
Cash flows from continuing operating activities:
Net income	$1,406	$689	$693
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	(33)	—	—
Gain on the sale of accounts receivable	(480)	—	—
May integration costs	194	—	—
Depreciation and amortization	943	734	706
Amortization of intangible assets	33	—	—
Amortization of financing costs and premium on acquired debt	(20)	6	3
Amortization of unearned restricted stock	2	3	4
Changes in assets and liabilities:
Proceeds from sale of proprietary accounts receivable	2,195	—	—
(Increase) decrease in proprietary and other accounts receivable not separately identified	(147)	17	(71)
Decrease in merchandise inventories	495	95	143
(Increase) decrease in supplies and prepaid expenses	122	(5)	25
(Increase) decrease in other assets not separately identified	(2)	(1)	2
Increase (decrease) in accounts payable and accrued liabilities not separately identified	(444)	(24)	60
Increase (decrease) in current income taxes	49	(6)	284
Increase (decrease) in deferred income taxes	(36)	59	3
Decrease in other liabilities not separately identified	(132)	(60)	(76)

Net cash provided by continuing operating activities	4,145	1,507	1,776

Cash flows from continuing investing activities:
Purchase of property and equipment	(568)	(467)	(508)
Capitalized software	(88)	(81)	(60)
Increase in non-proprietary accounts receivable	(131)	(236)	(186)
Acquisition of The May Department Stores Company, net of cash acquired	(5,321)	—	—
Proceeds from sale of non-proprietary accounts receivable	1,388	—	—
Collection of notes receivable	—	30	—
Disposition of property and equipment	19	27	6

Net cash used by continuing investing activities	(4,701)	(727)	(748)

Cash flows from continuing financing activities:
Debt issued	4,580	186	164
Financing costs	(2)	—	—
Debt repaid	(4,755)	(365)	(457)
Dividends paid	(157)	(93)	(69)
Increase (decrease) in outstanding checks	(53)	38	(5)
Acquisition of treasury stock	(7)	(901)	(645)
Issuance of common stock	336	298	193

Net cash used by continuing financing activities	(58)	(837)	(819)

Net cash provided (used) by continuing operations	(614)	(57)	209
Net cash provided by discontinued operating activities	63	—	—
Net cash used by discontinued investing activities	(61)	—	—
Net cash used by discontinued financing activities	(8)	—	—

Net cash used by discontinued operations	(6)	—	—

Net increase (decrease) in cash and cash equivalents	(620)	(57)	209
Cash and cash equivalents beginning of period	868	925	716

Cash and cash equivalents end of period	$248	$868	$925

Supplemental cash flow information:
Interest paid	$457	$300	$269
Interest received	42	16	8
Income taxes paid (net of refunds received)	481	322	60
The accompanying notes are an integral part of these Consolidated Financial Statements.
Note i:
This restated presentation reflects the reclassification of $2,195 million of the proceeds from the sale of the FDS Credit Assets from (a) cash from continuing investing activities to (b) cash from continuing operating activities. See Note 5 to the Consolidated Financial Statements for a description of the transaction. The reclassified amount represents the portion of the proceeds attributable to the Company’s proprietary credit card accounts and related accounts receivable. As a result of the restatement, the Company’s net cash provided by continuing operating activities for 2005 increased by $2,195 million (from $1,950 million to $4,145 million) and the Company’s net cash used by continuing investing activities for 2005 increased by $2,195 million (from $2,506 million to $4,701 million).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
FEDERATED DEPARTMENT STORES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2005 – RESTATED (see Note i)
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Cash flows from continuing operating activities:
Net income	$1,406	$541	$1,234	$(1,775)	$1,406
Income from discontinued operations	—	—	—	(33)	(33)
Gain on the sale of accounts receivable	—	(94)	(386)	—	(480)
May integrations costs	—	55	139	—	194
Equity in earnings of subsidiaries	(1,297)	(477)	—	1,774	—
Dividends received from subsidiaries	889	—	—	(889)	—
Depreciation and amortization	4	211	770	(27)	958
Proceeds from sale of proprietary accounts receivable	—	94	2,101	—	2,195
(Increase) decrease in working capital	(82)	299	(160)	18	75
Other, net	149	(515)	217	(21)	(170)

Net cash provided (used) by continuing operating activities	1,069	114	3,915	(953)	4,145

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	(1)	(93)	(604)	61	(637)
Acquisition of The May Department Stores Company, net of cash acquired	(5,321)	—	—	—	(5,321)
Proceeds from sale of non-proprietary accounts receivable	—	—	1,388	—	1,388
Increase in non-proprietary accounts receivable	—	—	(131)	—	(131)

Net cash provided (used) by continuing investing activities	(5,322)	(93)	653	61	(4,701)

Cash flows from continuing financing activities:
Debt issued, net of repayments	4,579	(3,514)	(1,240)	—	(175)
Dividends paid	(157)	(280)	(609)	889	(157)
Issuance of common stock, net	329	—	—	—	329
Intercompany activity, net	(1,129)	3,840	(2,546)	(165)	—
Other, net	(38)	(34)	(15)	32	(55)

Net cash provided (used) by continuing financing activities	3,584	12	(4,410)	756	(58)

Net cash provided (used) by continuing operations	(669)	33	158	(136)	(614)
Net cash used by discontinued operations	—	—	—	(6)	(6)

Net increase (decrease) in cash and cash equivalents	(669)	33	158	(142)	(620)
Cash and cash equivalents at beginning of period	686	—	184	(2)	868

Cash and cash equivalents at end of period	$17	$33	$342	$(144)	$248

Note i:
This restated presentation reflects the reclassification of $2,195 million of the proceeds from the sale of the FDS Credit Assets from (a) cash from continuing investing activities to (b) cash from continuing operating activities. See Note 5 to the Consolidated Financial Statements for a description of the transaction. The reclassified amount represents the portion of the proceeds attributable to the Company’s proprietary credit card accounts and related accounts receivable. As a result of the restatement, the Company’s consolidated net cash provided by continuing operating activities for 2005 increased by $2,195 million (from $1,950 million to $4,145 million) and the Company’s consolidated net cash used by continuing investing activities for 2005 increased by $2,195 million (from $2,506 million to $4,701 million).

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