Form 10-Q
period 2006-04-29
FEDERATED DEPARTMENT STORES INC /DE/
filed 2006-06-08
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-13536

Federated Department Stores, Inc.

	Incorporated in Delaware	I.R.S. No. 13-3324058

	7 West Seventh Street	(513) 579-7000
Cincinnati, Ohio 45202

and

	151 West 34th Street	(212) 494-1602
New York, New York 10001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]                                No  [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
          Large accelerated filer [X]          Accelerated filer  [   ]          Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class	Outstanding at May 26, 2006
	Common Stock, $0.01 par value per share	553,217,784 shares (as adjusted to reflect a two-for-one stock split effected in the form of a stock dividend payable on June 9, 2006).

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Operations

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	April 29, 2006	April 30, 2005

Net Sales.................................................................................	$ 5,930	$ 3,641

Cost of sales............................................................................	(3,627)	(2,176)

Inventory valuation adjustments - May integration......................	(6)	-

Gross margin............................................................................	2,297	1,465

Selling, general and administrative expenses...............................	(2,154)	(1,213)

May integration costs................................................................	(123)	-

Operating income.....................................................................	20	252

Interest expense.......................................................................	(142)	(60)

Interest income........................................................................	4	6

Income (loss) from continuing operations before income taxes.....	(118)	198

Federal, state and local income tax benefit (expense)..................	44	(75)

Income (loss) from continuing operations...................................	(74)	123

Discontinued operations, net of income taxes..............................	22	-

Net income (loss).....................................................................	$ (52)	$ 123

Basic earnings (loss) per share:.................................................
Income (loss) from continuing operations................................	$ (.13)	$ .36
Income from discontinued operations......................................	.04	-
Net income (loss)..................................................................	$ (.09)	$ .36

Diluted earnings (loss) per share:...............................................
Income (loss) from continuing operations................................	$ (.13)	$ .36
Income from discontinued operations......................................	.04	-
Net income (loss)..................................................................	$ (.09)	$ .36

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	April 29,	January 28,	April 30,
	2006	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalents........................................	$ 241	$ 248	$ 918
Accounts receivable.................................................	2,300	2,522	3,313
Merchandise inventories...........................................	5,432	5,459	3,413
Supplies and prepaid expenses..................................	267	203	125
Income tax receivable..............................................	217	-	-
Assets of discontinued operations..............................	2,045	1,713	-
Total Current Assets.............................................	10,502	10,145	7,769

Property and Equipment - net......................................	11,310	12,034	5,888
Goodwill.....................................................................	9,368	9,520	260
Other Intangible Assets - net......................................	1,059	1,080	378
Other Assets..............................................................	888	389	711
Total Assets.........................................................	$33,127	$33,168	$15,006

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt........................................................	$ 1,346	$ 1,323	$ 1,226
Accounts payable and accrued liabilities....................	5,154	5,246	2,789
Income taxes...........................................................	200	454	227
Deferred income taxes.............................................	225	103	63
Liabilities of discontinued operations..........................	624	464	-
Total Current Liabilities.........................................	7,549	7,590	4,305

Long-Term Debt.........................................................	8,837	8,860	2,635
Deferred Income Taxes..............................................	1,679	1,704	1,108
Other Liabilities..........................................................	1,550	1,495	586
Shareholders' Equity...................................................	13,512	13,519	6,372

Total Liabilities and Shareholders' Equity................	$33,127	$33,168	$15,006

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	13 Weeks Ended April 29, 2006	13 Weeks Ended April 30, 2005
Cash flows from continuing operating activities:
Net income (loss)...........................................................................	$ (52)	$ 123
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Income from discontinued operations..........................................	(22)	-
Stock-based compensation expense............................................	26	3
May integration costs.................................................................	129	-
Depreciation and amortization....................................................	316	177
Amortization of financing costs and premium on acquired debt.....	(12)	1
Changes in assets and liabilities:
Decrease in proprietary and other accounts receivable not separately identified......................................................	222	121
(Increase) decrease in merchandise inventories......................	27	(294)
Increase in supplies and prepaid expenses..............................	(65)	(21)
Decrease in other assets not separately identified....................	8	7
Increase (decrease) in accounts payable and accrued liabilities not separately identified......................................................	(312)	89
Decrease in current income taxes..........................................	(471)	(97)
Increase (decrease) in deferred income taxes.........................	50	(56)
Increase in other liabilities not separately identified..................	42	3
Net cash provided (used) by continuing operating activities...	(114)	56

Cash flows from continuing investing activities:
Purchase of property and equipment...............................................	(86)	(36)
Capitalized software.......................................................................	(17)	(16)
Increase in non-proprietary accounts receivable...............................	-	(16)
Disposition of property and equipment.............................................	19	7
Net cash used by continuing investing activities....................	(84)	(61)

Cash flows from continuing financing activities:
Debt issued...................................................................................	124	-
Debt repaid...................................................................................	(110)	(18)
Dividends paid............................................................................... Increase (decrease) in outstanding checks.......................................	(69) 71	(23) (8)
Acquisition of treasury stock...........................................................	-	(1)
Issuance of common stock.............................................................	162	105
Net cash provided by continuing financing activities..............	178	55
Net cash provided (used) by continuing operations..............................	(20)	50

Net cash provided by discontinued operating activities...................	34	-
Net cash used by discontinued investing activities.........................	(33)	-
Net cash provided by discontinued financing activities...................	12	-
Net cash provided by discontinued operations...............................	13	-

Net (increase) decrease in cash and cash equivalents...................	(7)	50
Cash and cash equivalents at beginning of period..........................	248	868

Cash and cash equivalents at end of period...................................	$ 241	$ 918

Supplemental cash flow information:
Interest paid............................................................................	$ 149	$ 83
Interest received......................................................................	3	5
Income taxes paid (net of refunds received)..............................	361	208

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.      Summary of Significant Accounting Policies

Federated Department Stores, Inc. and subsidiaries (the "Company") is a retail organization operating retail stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods.

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006 (the "2005 10-K").  The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2005 10-K.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended April 29, 2006 and April 30, 2005 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 weeks ended April 29, 2006 and April 30, 2005, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

On May 19, 2006, the Company's board of directors approved a two-for-one stock split to be effected in the form of a stock dividend.  The additional shares resulting from the stock split will be distributed after the close of trading on June 9, 2006 to shareholders of record on May 26, 2006.  Share and per share amounts reflected throughout the consolidated financial statements and notes thereto have been retroactively restated for the stock split.

Certain reclassifications were made to prior year's amounts to conform with the classifications of such amounts for the most recent year.

Net sales include merchandise sales, leased department income and shipping and handling fees.  Cost of sales consists of the cost of merchandise, including inbound freight, and shipping and handling costs.

Effective January 29, 2006, the Company, adopted Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4."  This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Effective January 29, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" ("SFAS 123R"), and the Company's consolidated financial statements as of and for the 13 weeks ended April 29, 2006 reflect the impact of SFAS 123R.  For the 13 weeks ended April 29, 2006 and April 30, 2005, the Company recorded in selling, general and administrative expenses stock-based compensation expense of $26 million and $3 million, respectively.  The $26 million of stock-based compensation for the 13 weeks ended April 29, 2006 included approximately $12 million for stock options, approximately $13 million for the stock credit plan and approximately $1 million for restricted stock.   The $3 million of stock-based compensation for the 13 weeks ended April 30, 2005 included approximately $2 million for the stock credit plan and approximately $1 million for restricted stock.   See Note 8 "Equity Plans" for further information.

2.  Acquisition

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company ("May").  The results of May's operations have been included in the consolidated financial statements since that date.  The acquired May operations include approximately 500 department stores and approximately 700 bridal and formalwear stores nationwide.  As a result of the acquisition and the integration of the acquired May operations, the Company's continuing operations operate over 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico.  Most of the acquired May department stores will be converted to the Macy's nameplate in September 2006, resulting in a national retailer with stores in almost all major markets.  The Company expects to realize cost synergies resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company.

The Company has previously announced its intention to divest approximately 80 of the combined Company's stores (including approximately 40 acquired May locations) and certain duplicate facilities, including distribution centers, call centers and corporate offices.  The 80 stores accounted for approximately $2.2 billion of 2005 sales on a pro forma basis. As of June 7, 2006, the Company had sold or entered into agreements for the sale of 56 of these stores.

On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively.  Accordingly, the operations of these acquired businesses are presented as discontinued operations (see Note 4 "Discontinued Operations").  Pursuant to the Purchase, Sale and Servicing Transfer Agreement with Citibank, N.A., the acquired May credit card accounts and related receivables will be sold to Citigroup prior to August 30, 2006 (see Note 9 "Subsequent Events").

The aggregate purchase price for the merger with May (the "Merger") was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 200 million shares of Company common stock and options to purchase an additional 18.8 million shares of Company common stock valued at approximately $6.0 billion in the aggregate.  The value of the approximately 200 million shares of Company common stock was determined based on the average market price of the Company's stock from February 24, 2005 to March 2, 2005 (the merger agreement was entered into on February 27, 2005).  In connection with the Merger, the Company also assumed approximately $6.0 billion of May debt.

The May purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values, and is subject to the final fair value determination of certain assets and liabilities.  The following table summarizes the preliminary purchase price allocation at the date of acquisition:

(millions)
Current assets, excluding assets of discontinued operations..................................................	$ 5,163
Assets of discontinued operations....................	1,989
Property and equipment..................................	6,544
Goodwill.........................................................	9,109
Intangible assets.............................................	735
Other assets...................................................	32
Total assets acquired..................................	23,572
Current liabilities, excluding short-term debt and liabilities of discontinued operations..................	(3,013)
Liabilities of discontinued operations.................	(568)
Short-term debt..............................................	(248)
Long-term debt...............................................	(6,255)
Other liabilities................................................	(1,739)
Total liabilities assumed...............................	(11,823)
Total purchase price...................................	$11,749

The following pro forma information presents the Company's net sales, income from continuing operations, net income and diluted earnings per share as if the May acquisition had occurred on January 30, 2005:

13 Weeks Ended
April 30,
2005
(millions, except per share data)
Net sales..................................................................................	$ 6,470
Income from continuing operations.............................................	101
Net income...............................................................................	109
Diluted earnings per share:
Income from continuing operations...........................................	$ .18
Income from discontinued operations........................................	.02
Net income.............................................................................	$ .20

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

3.  May Integration Costs

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company's pre-existing businesses and the consolidation of certain operations of the Company.  The Company has announced that it plans to divest approximately 80 locations (including approximately 40 Macy's stores) as a result of the acquisition of May.

During the 13 weeks ended April 29, 2006, $483 million of property and equipment for approximately 60 May and Macy locations was transferred to assets held for sale upon store closure.  Assets held for sale are included in other assets on the consolidated balance sheet.

During the 13 weeks ended April 29, 2006, the Company recorded $129 million of integration costs associated with the acquisition of May, including $6 million of inventory valuation adjustments associated with the combination and integration of the Company's and May's merchandise assortments.   $11 million of these costs relate to impairment charges of certain Macy's locations planned to be disposed of.  The fair values of the locations planned to be disposed of were determined based on prices of similar assets.  The Company is continuing to study its store portfolio in light of the acquisition of May and some plans may change as conversion dates approach. The remaining $112 million of May integration costs incurred during the 13 weeks ended April 29, 2006 included store closing-related costs, severance, retention and other human resource-related costs, EDP system integration costs and other costs.

The following table shows the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the allocation of the May purchase price for the 13 weeks ended April 29, 2006:

January 28, 2006
Additional Amount Charged to Goodwill

Payments
April 29, 2006
(millions)
Severance costs........	$ 289	$ 7	$ (121)	$ 175

4.      Discontinued Operations

On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively.  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations for all periods presented.

Discontinued operations include sales of approximately $564 million for the 13 weeks ended April 29, 2006.  No consolidated interest expense has been allocated to discontinued operations.  For the 13 weeks ended April 29, 2006, income from discontinued operations totaled $35 million before income taxes, with related income tax expense of $13 million.

The assets and liabilities of discontinued operations are as follows:

April 29, 2006
(millions)

Accounts receivable...........................................................	$172
Merchandise inventories.....................................................	396
Property and Equipment - net.............................................	727
Goodwill and other intangible assets - net............................	684
Other assets.......................................................................	66
$2,045

Accounts payable and accrued liabilities...............................	$349
Income taxes.....................................................................	259
Other liabilities...................................................................	16
$ 624

5.      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share based on income (loss) from continuing operations:

	13 Weeks Ended
	April 29, 2006			April 30, 2005

Loss

Shares

Income

 Shares

(millions, except per share figures)
Income (loss) from continuing operations and average number of shares outstanding....................	$ (74)		549.2	$ 123		336.6
Shares to be issued under deferred compensation plans.......................	-		1.0	-		1.0
	$ (74)		550.2	$ 123		337.6

Basic earnings (loss) per share.....		$(.13)			$ .36

Effect of dilutive securities -
stock options............................	-		-	-		8.0
	$ (74)		550.2	$ 123		345.6

Diluted earnings (loss) per share...		$(.13)			$ .36

For the 13 weeks ended April 29, 2006, stock options to purchase 46.4 million shares of common stock at prices ranging from $12.79 to $40.26 per share were outstanding at April 29, 2006, but were not included in the computation of diluted earnings per share because, as a result of the Company's loss from continuing operations during this period, their inclusion would have been antidilutive.

In addition to the stock options reflected in the foregoing table, stock options to purchase 5.0 million shares of common stock at prices ranging from $30.53 to $39.72 per share were outstanding at April 30, 2005 but were not included in the computation of diluted earnings per share because the exercise price thereof exceeded the average market price and their inclusion would have been antidilutive.

6.      Benefit Plans

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

The actuarially determined components of the net periodic benefit cost are as follows:

               13 Weeks Ended
	April 29, April 30, 2006 2005

Pension Plans

	(millions)
Service cost...................................................	$ 31	$ 12
Interest cost...................................................	39	24
Expected return on assets...............................	(50)	(36)
Recognition of net actuarial loss......................	13	11
	$ 33	$ 11

Supplementary Retirement Plans

Service cost...................................................	$ 3	$ 2
Interest cost...................................................	10	4
Recognition of net actuarial loss......................	3	3
	$ 16	$ 9

Postretirement Obligations

Service cost...................................................	$ -	$ -
Interest cost...................................................	5	4
Amortization of prior service cost....................	(1)	(1)
Recognition of net actuarial loss......................	1	1
	$ 5	$ 4

7.      Condensed Consolidating Financial Information

Federated Department Stores, Inc. ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, Federated Retail Holdings, Inc. ("Subsidiary Issuer").  "Other Subsidiaries" includes all other direct subsidiaries of Parent, including FDS Bank, FDS Insurance, Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David's Bridal, Inc. and its subsidiaries, including After Hours Formalwear, Inc.  "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis.  The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."

Condensed consolidating balance sheets as of April 29, 2006, April 30, 2005 and January 28, 2006, the related condensed consolidating statements of income for the 13 weeks ended April 29, 2006 and April 30, 2005, and the related condensed consolidating statements of cash flows for the 13 weeks ended April 29, 2006 and April 30, 2005 are presented below.

Condensed Consolidating Balance Sheet

As of April 29, 2006

 (millions)

Parent

Subsidiary Issuer

Other Subsidiaries

Consolidating Adjustments

Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents.................	$ 10	$ 78	$ 172	$ (19)	$ 241
Accounts receivable...........................	-	86	2,386	(172)	2,300
Merchandise inventories....................	-	3,031	2,797	(396)	5,432
Supplies and prepaid expenses..........	-	148	158	(39)	267
Deferred income tax assets................	3	-	-	(3)	-
Income tax receivable.........................	329	-	-	(112)	217
Assets of discontinued operations....	-	-	-	2,045	2,045
Total Current Assets.....................	342	3,343	5,513	1,304	10,502

Property and Equipment - net..............	2	6,545	5,490	(727)	11,310
Goodwill................................................	-	5,636	4,259	(527)	9,368
Other Intangible Assets - net................	-	390	826	(157)	1,059
Other Assets..........................................	4	444	449	(9)	888
Deferred Income Tax Assets.................	4	-	-	(4)	-
Intercompany Receivable......................	1,780	-	1,972	(3,752)	-
Investment in Subsidiaries.....................	11,618	8,405	-	(20,023)	-
Total Assets..................................	$13,750	$24,763	$18,509	$(23,895)	$ 33,127

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt..................................	$ -	$ 1,342	$ 5	$ (1)	$ 1,346
Accounts payable and accrued liabilities...........................................	211	2,558	2,734	(349)	5,154
Income taxes......................................	21	154	137	(112)	200
Deferred income taxes........................	-	129	192	(96)	225
Liabilities of discontinued operations	-	-	-	624	624
Total Current Liabilities................	232	4,183	3,068	66	7,549

Long-Term Debt....................................	-	8,759	80	(2)	8,837
Intercompany Payable...........................	-	3,752	-	(3,752)	-
Deferred Income Taxes..........................	-	543	1,307	(171)	1,679
Other Liabilities.....................................	6	890	667	(13)	1,550
Minority Interest *................................	-	-	523	(523)	-
Shareholders' Equity.............................	13,512	6,636	12,864	(19,500)	13,512
Total Liabilities and Shareholders' Equity....................	$13,750	$24,763	$18,509	$ (23,895)	$ 33,127

*  Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

Condensed Consolidating Statement of Income

For the 13 Weeks Ended April 29, 2006

 (millions)

Parent

Subsidiary Issuer

Other Subsidiaries

Consolidating Adjustments

Consolidated

Net Sales..................................................................	$ -	$ 3,261	$ 3,713	$ (1,044)	$ 5,930

Cost of sales............................................................	-	(2,070)	(2,316)	759	(3,627)

Inventory valuation adjustments - May integration	-	(6)	-	-	(6)

Gross margin............................................................	-	1,185	1,397	(285)	2,297

Selling, general and administrative expenses............	(3)	(1,320)	(1,080)	249	(2,154)

May integration costs..............................................	-	(58)	(65)	-	(123)

Operating income (loss)...........................................	(3)	(193)	252	(36)	20

Interest (expense) income, net:
External................................................................	2	(140)	(1)	1	(138)
Intercompany......................................................	16	(55)	39	-	-

Equity in earnings of subsidiaries............................	(49)	83	-	(34)	-

Income (loss) from continuing operations before income taxes..............................................	(34)	(305)	290	(69)	(118)

Federal, state and local income taxes.......................	(18)	144	(95)	13	44

Income (loss) from continuing operations ..............	(52)	(161)	195	(56)	(74)

Discontinued operations, net of income taxes.........	-	-	-	22	22

Net income (loss).....................................................	$ (52)	$ (161)	$ 195	$ (34)	$ (52)

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended April 29, 2006

(millions)

Parent

Subsidiary Issuer

Other Subsidiaries

Consolidating Adjustments

Consolidated

Cash flows from continuing operating activities:

Net income (loss).........................................	$ (52)	$ (161)	$ 195	$ (34)	$ (52)
Income from discontinued operations..........	-	-	-	(22)	(22)
May integrations costs.................................	-	64	65	-	129
Equity in earnings of subsidiaries.................	49	(83)	-	34	-
Dividends received from subsidiaries...........	97	-	-	(97)	-
Depreciation and amortization.....................	-	152	152	-	304
Stock-based compensation expense.............	-	14	12	-	26
(Increase) decrease in working capital..........	(233)	(331)	(23)	(12)	(599)
Other, net....................................................	(50)	321	(171)	-	100
Net cash provided (used) by continuing operating activities.........	(189)	(24)	230	(131)	(114)

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net...................	-	(13)	(104)	33	(84)

Net cash used by continuing investing activities.........	-	(13)	(104)	33	(84)

Cash flows from continuing financing activities:
Debt issued, net of repayments...................	-	14	-	-	14
Dividends paid.............................................	(69)	-	(97)	97	(69)
Issuance of common stock, net....................	162	-	-	-	162
Intercompany activity, net...........................	37	70	(220)	113	-
Other, net.....................................................	52	(2)	21	-	71
Net cash provided (used) by continuing financing activities...........	182	82	(296)	210	178

Net cash provided (used) by continuing operations....................................................	(7)	45	(170)	112	(20)
Net cash provided by discontinued operations	-	-	-	13	13

Net increase (decrease) in cash and cash equivalents .................................................	(7)	45	(170)	125	(7)
Cash and cash equivalents at beginning of period......................................................	17	33	342	(144)	248

Cash and cash equivalents at end of period.....	$ 10	$ 78	$ 172	$ (19)	$ 241

Condensed Consolidating Balance Sheet

As of April 30, 2005

 (millions)

Parent

Other Subsidiaries

Consolidating Adjustments

Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents...........................	$ 712	$ 206	$ -	$ 918
Accounts receivable.....................................	1	3,312	-	3,313
Merchandise inventories..............................	-	3,413	-	3,413
Supplies and prepaid expenses....................	-	125	-	125
Income taxes................................................	18	-	(18)	-
Total Current Assets...............................	731	7,056	(18)	7,769

Property and Equipment - net........................	2	5,886	-	5,888
Goodwill..........................................................	-	260	-	260
Other Intangible Assets - net..........................	-	378	-	378
Other Assets....................................................	23	688	-	711
Deferred Income Tax Assets...........................	85	-	(85)	-
Intercompany Receivable................................	2,868	-	(2,868)	-
Investment in Subsidiaries...............................	5,375	-	(5,375)	-
Total Assets............................................	$ 9,084	$14,268	$(8,346)	$ 15,006

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt............................................	$ 2	$ 1,224	$ -	$ 1,226
Accounts payable and accrued liabilities.....................................................	118	2,671	-	2,789
Income taxes................................................	-	245	(18)	227
Deferred income taxes..................................	-	63	-	63
Total Current Liabilities..........................	120	4,203	(18)	4,305

Long-Term Debt..............................................	2,591	44	-	2,635
Intercompany Payable.....................................	-	2,868	(2,868)	-
Deferred Income Taxes....................................	-	1,193	(85)	1,108
Other Liabilities...............................................	1	585	-	586
Shareholders' Equity.......................................	6,372	5,375	(5,375)	6,372
Total Liabilities and Shareholders' Equity..............................	$ 9,084	$14,268	$ (8,346)	$15,006

Condensed Consolidating Statement of Income

For the 13 Weeks Ended April 30, 2005

 (millions)

Parent

Other Subsidiaries

Consolidating Adjustments

Consolidated

Net Sales............................................................................	$ -	$ 3,641	$ -	$ 3,641

Cost of sales......................................................................	-	(2,176)	-	(2,176)

Gross margin......................................................................	-	1,465	-	1,465

Selling, general and administrative expenses......................	(3)	(1,210)	-	(1,213)

Operating income (loss).....................................................	(3)	255	-	252

Interest (expense) income, net:
External..........................................................................	(40)	(14)	-	(54)
Intercompany................................................................	59	(59)	-	-

Equity in earnings of subsidiaries......................................	113	-	(113)	-

Income before income taxes...............................................	129	182	(113)	198

Federal, state and local income tax expense.......................	(6)	(69)	-	(75)

Net income.........................................................................	$ 123	$ 113	$ (113)	$ 123

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended April 30, 2005

 (millions)

Parent

Other Subsidiaries

Consolidating Adjustments

Consolidated

Cash flows from operating activities:

Net income......................................................................	$ 123	$ 113	$ (113)	$ 123
Equity in earnings of subsidiaries.......................................	(113)	-	113	-
Dividends .......................................................................	20	-	(20)	-
Depreciation and amortization..........................................	-	178	-	178
Stock-based compensation expense................................	-	3	-	3
(Increase) decrease in working capital..............................	55	(259)	2	(202)
Other, net .......................................................................	(2)	(44)	-	(46)
Net cash provided (used) by operating activities...	83	(9)	(18)	56

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net.	-	(45)	-	(45)
Other, net............................................................................	-	(16)	-	(16)
Net cash used by investing activities.........................	-	(61)	-	(61)

Cash flows from financing activities:
Debt issued, net of repayments............................................	(1)	(17)	-	(18)
Dividends paid.......................................................................	(23)	(20)	20	(23)
Issuance of common stock, net.................................................	104	-	-	104
Intercompany activity, net.........................................................	(123)	123	-	-
Other, net................................................................................	(14)	6	-	(8)
Net cash provided (used) by financing activities..............	(57)	92	20	55

Net increase in cash and cash equivalents...................................	26	22	2	50
Cash and cash equivalents at beginning of period........................	686	184	(2)	868

Cash and cash equivalents at end of period................................	$ 712	$ 206	$ -	$ 918

Condensed Consolidating Balance Sheet

As of January 28, 2006

(millions)

Parent

Subsidiary Issuer

Other Subsidiaries

Consolidating Adjustments

Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents...........	$ 17	$ 33	$ 342	$ (144)	$ 248
Accounts receivable......................	-	94	2,584	(156)	2,522
Merchandise inventories...............	-	3,049	2,829	(419)	5,459
Supplies and prepaid expenses....	-	105	133	(35)	203
Income taxes....................................	99	-	-	(99)	-
Deferred income tax assets............	3	46	-	(49)	-
Assets of discontinued operations	-	-	-	1,713	1,713
Total Current Assets..................	119	3,327	5,888	811	10,145

Property and Equipment - net..........	2	6,979	5,680	(627)	12,034
Goodwill...............................................	-	5,565	4,244	(289)	9,520
Other Intangible Assets - net..........	-	527	710	(157)	1,080
Other Assets.......................................	4	129	282	(26)	389
Intercompany Receivable..................	1,805	-	4,755	(6,560)	-
Investment in Subsidiaries................	11,754	11,177	-	(22,931)	-
Total Assets................................	$13,684	$27,704	$21,559	$(29,779)	$33,168

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt...............................	$ -	$ 1,319	$ 5	(1)	$ 1,323
Accounts payable and accrued liabilities.........................................	114	2,804	2,785	(457)	5,246
Income taxes....................................	-	170	383	(99)	454
Deferred income taxes....................	-	-	225	(122)	103
Liabilities of discontinued operations....................................	-	-	-	464	464
Total Current Liabilities.............	114	4,293	3.398	(215)	7,590

Long-Term Debt..................................	-	8,781	81	(2)	8,860
Intercompany Payable.......................	-	6,560	-	(6,560)	-
Deferred Income Taxes......................	45	415	1,302	(58)	1,704
Other Liabilities...................................	6	867	635	(13)	1,495
Minority Interest *.............................	-	-	518	(518)	-
Shareholders' Equity..........................	13,519	6,788	15,625	(22,413)	13,519
Total Liabilities and Shareholders' Equity.................	$13,684	$27,704	$21,559	$(29,779)	$33,168

*  Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

8.      Equity Plans

 The Company has two equity plans (Federated and May) intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries.  The equity plans are administered by the Compensation and Management Development Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors.  Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms and typically vest ratably over four years of continued employment.

The Company also has a stock credit plan.  Beginning in 2004, key management personnel became eligible to earn a stock credit grant over a two-year performance period ended January 28, 2006.  In general, each stock credit is intended to represent the right to receive the value associated with one share of the Company's common stock.  The value of one-half of the stock credits awarded to participants in 2004 will be paid in cash in early 2008 and the value of the other half of such stock credits will be paid in cash in early 2009. Additionally, in 2006, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending February 2, 2008.  In general, the value of one-half of the stock credits awarded to participants in 2006 will be paid in cash in early 2010 and the value of the other half of such stock credits will be paid in cash in early 2011.

Prior to January 29, 2006, the Company accounted for its stock‑based employee compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations.  No stock-based employee compensation cost related to stock options had been reflected in net income, as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, compensation expense that the Company recognizes beginning on that date includes expense associated with the fair value of all awards granted on and after January 29, 2006, and expense for the unvested portion of previously granted awards outstanding on January 29, 2006. Results for prior periods have not been restated.

The fair value of each stock option grant is estimated on the date of grant using the Black‑Scholes option‑pricing model. The Company estimates the expected volatility and expected option life assumption consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The expected volatility of the Company's common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. For options granted, the Company recognizes the fair value on a straight-line basis primarily over the vesting period of the options.

The fair value of stock-based awards granted during the 13 weeks ended April 29, 2006 and April 30, 2005 and the weighted average assumptions used to estimate the fair value of stock options are as follows:

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
Weighted average fair value of stock options granted during the period......................	$13.58	$10.50

Weighted average fair value of restricted stock granted during the period........................	$35.82	na

Dividend yield.....................................................	1.5%	1.8%
Expected volatility...............................................	39.8%	37.5%
Risk‑free interest rate.........................................	4.6%	4.3%
Expected life......................................................	5.3 years	5.3 years

During the 13 weeks ended April 29, 2006, the Company recorded approximately $12 million of stock-based compensation expense for stock options, approximately $13 million of stock-based compensation expense for the stock credit plan and approximately $1 million of stock based compensation expense for restricted stock in selling, general and administrative expenses.  During the 13 weeks ended April 30, 2005, the Company recorded approximately $2 million of stock-based compensation expense for the stock credit plan and approximately $1 million of stock based compensation expense for restricted stock in selling, general and administrative expenses.  The income tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation was approximately $10 million and approximately $1 million for the 13 weeks ended April 29, 2006 and April 30, 2005, respectively.

The following table illustrates the pro forma effect on net income and earnings per share for the 13 weeks ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R for stock options granted.

(millions, except per share data)

Net income, as reported.................................	$123
Add stock-based employee compensation cost included in reported net income, net of related tax benefit.....................................................	2
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit....................	(12)
Pro forma net income.......................................	$113

Earnings per share - net income:
Basic - as reported........................................	$ .36
Basic - pro forma..........................................	$ .33
Diluted - as reported......................................	$ .36
Diluted - pro forma........................................	$ .33

Stock option activity of the Federated equity plan for the 13 weeks ended April 29, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period....	32,543.0	$21.91
Granted.......................................	3,942.4	36.26
Canceled.....................................	(84.3)	23.95
Exercised....................................	(3,480.6)	20.21		$ 65
Outstanding, end of period............	32,920.5	$23.81
Exercisable, end of period.............	21,492.8	$21.25	5.0	$380
Options expected to vest..............	9,687.0	$28.57	8.7	$100

As of April 29, 2006, the Company had $94 million of unrecognized compensation costs related to non-vested stock options which is expected to be recognized over a weighted average period of 2.2 years.

As of April 29, 2006, 16.8 million shares of Common Stock were available for additional grants pursuant to the Company's equity plan, of which 1.8 million shares were available for grant in the form of restricted stock or restricted stock units, reflecting the shareholders' approval to increase the number of shares available for issuance on May 19, 2006.  Common Stock is issued out of treasury stock upon the exercise of stock options and grant of restricted stock.  During the 13 weeks ended April 29, 2006, 94,000 shares of Common Stock were granted in the form of restricted stock at a market value of $35.82 fully vesting after three years.  No shares of Common Stock were granted in the form of restricted stock during the 13 weeks ended April 30, 2005. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of  restricted stock units or stock appreciation rights under the equity plan.

Restricted stock award activity for the 13 weeks ended April 29, 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, beginning of period..........	101,500	$ 12.97
Granted.........................................	94,000	35.83
Vested...........................................	(500)	25.25
Unvested, end of period..................	195,000	$ 23.96

As of April 29, 2006, there was $3.5 million of unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted stock awards vested during the 13 weeks ended April 29, 2006 and April 30, 2005 was immaterial.

The Company has assumed May's equity plan which is intended to provide an equity interest to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries. Option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten year terms and typically vest ratably over four years of continued employment.

As of April 29, 2006, 12.1 million shares of Common Stock were available for additional grants pursuant to the May equity plan, of which 2.2 million shares were available for grant in the form of restricted stock or restricted stock units.  New Common Stock is issued upon the exercise of stock options and grant of restricted stock.  Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of restricted stock units or stock appreciation rights under the May equity plan.

As of the date of the Merger, all outstanding May options were fully vested and were converted into options to acquire Common Stock in accordance with the Merger agreement.  Stock option activity of the May equity plan for the 13 weeks ended April 29, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period...	15,821.6	$32.91
Granted.......................................	-	-
Canceled.....................................	(323.5)	37.59
Exercised....................................	(2,189.0)	29.01		$22
Outstanding, end of period............	13,309.1	$33.43
Exercisable, end of period............	13,309.1	$33.43	5.3	$73

For the 13 weeks ended April 29, 2006, cash received from stock option exercises under the Company's equity plans amounted to $134 million and the tax benefits from exercised stock options and vested restricted stock amounted to $28 million.

9.      Subsequent Events

On May 1, 2006, the Company terminated the Company's credit card program agreement with GE Capital Consumer Card Co. ("GE Bank") and purchased all of the "Macy's" credit card accounts owned by GE Bank, together with related receivables balances (the "GE/Macy's Credit Assets") as of April 30, 2006.  Also on May 1, 2006, the Company completed a second transaction under its previously announced agreement to sell its and May's credit card accounts and related receivables to Citigroup.  The Company sold the GE/Macy's Credit Assets previously owned by GE Bank, resulting in a pre-tax gain of approximately $179 million.  The net proceeds of approximately $180 million were used to repay short-term borrowings associated with the acquisition of May.

On May 24, 2006, the Company received a refund of $155 million from the Internal Revenue Service ("IRS") as a result of settling an IRS examination for fiscal years 2000, 2001, and 2002.   The refund is primarily attributable to losses related to the disposition of Fingerhut.  As a result of the settlement, the Company recognized a tax benefit of approximately $80 million and approximately $17 million of interest income (totaling approximately 16 cents per diluted share) during the second quarter of 2006.

On May 22, 2006, the Company completed a third transaction under its previously announced agreement to sell its and May's credit card accounts and related receivables to Citigroup.  The Company sold a portion of the acquired May credit card accounts and related receivables to Citigroup, resulting in a pre-tax gain of approximately $5 million.  The net proceeds of approximately $800 million have been or will be used to repay short-term borrowings associated with the acquisition of May.

On June 1, 2006, the Company provided notice to the trustee that the Company was calling the $200 million 8.30% senior debentures due 2026. The redemption date will be July 17, 2006 and the redemption price will be 104.15% of face value, or $1,041.50 per thousand.  The carrying value of the $200 million 8.30% senior debentures at April 29, 2006 approximates the redemption price.

FEDERATED DEPARTMENT STORES, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations

For purposes of the following discussion, all references to "first quarter of 2006" and "first quarter of 2005" are to the Company's 13-week fiscal periods ended April 29, 2006 and April 30, 2005, respectively.

The Company is a retail organization operating retail stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Puerto Rico and Guam.  The Company's operations are significantly impacted by competitive pressures from department stores, specialty stores and mass merchandisers and all other retail channels.  The Company's operations are also significantly impacted by general consumer-spending levels, which are driven in part by consumer confidence and employment levels.

In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy's brand.  This strategy allows the Company to magnify the impact of its marketing efforts on a nationwide basis, as well as to leverage major events such as the Macy's Thanksgiving Day Parade and Macy's 4th of July fireworks.  On March 6, 2005, the Company completed the conversion of all of the Company's regional department store nameplates to the Macy's nameplate.  As a result, prior to the acquisition of The May Department Stores Company ("May"), the Company operated coast-to-coast exclusively under two retail brands - Macy's and Bloomingdale's.

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

Over the past three years, the Company focused on four key priorities for improving the business over the longer term: differentiating and editing merchandise assortments; simplifying pricing; improving the overall shopping experience; and communicating better with customers through more brand focused and effective marketing.  The Company believes that its recent results indicate that these strategies are working and that the customer is responding in a favorable manner.  In 2005, the Company launched a new nationwide Macy's customer loyalty program, called Star Rewards, in coordination with the launch of the Macy's nameplate in cities across the country.  The program provides an enhanced level of offers and benefits to Macy's best credit card customers.

On August 30, 2005, the Company completed its merger with May (the "Merger").  The results of May's operations have been included in the consolidated financial statements since that date.  The aggregate purchase price for May was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 200 million shares of Company common stock and options to purchase an additional 18.8 million shares of Company common stock valued at approximately $6.0 billion in the aggregate.  In connection with the Merger, the Company also assumed approximately $6.0 billion of May debt.

The Merger is expected to have a material effect on the Company's consolidated financial position, results of operations and cash flows. The Company expects to realize approximately $175 million of cost savings in 2006 and at least $450 million of annual cost savings starting in 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company.   The Merger is also expected to accelerate comparable store sales growth. The Company anticipates incurring approximately $521-596 million of May integration costs (including inventory valuation adjustments) in the remaining three quarters of fiscal 2006.

The Company expects to add about 400 Macy's locations nationwide in 2006 as it converts the regional department store nameplates acquired through the Merger.  In conjunction with the conversion process, the Company has identified approximately 80 locations which will be divested starting in 2006, including approximately 40 current May stores having operated in 11 states under various nameplates, as well as approximately 40 Macy's stores having operated in 15 states. Locations identified for divestiture accounted for approximately $2.2 billion of 2005 sales on a pro forma basis.  As of June 7, 2006, the Company had sold or entered into agreements for the sale of 56 of these stores.  On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. As a result of the Company's decision to dispose of these businesses, these businesses are being reported as discontinued operations.  Unless otherwise indicated, the following discussion relates to the Company's continuing operations.   The Company is continuing to study its store portfolio in light of the Merger and some plans may change as conversion dates approach.

In June 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with Citibank, N.A. pursuant to which the Company agreed to sell to Citibank (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owned all of the Company's interest in the Prime Credit Card Master Trust (the "FDS Credit Assets"), (ii) the "Macy's" credit card accounts owned by GE Capital Consumer Card Co. ("GE Bank"), together with related receivables balances (the "GE/Macy's Credit Assets"), upon the termination of the Company's credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the "May Credit Assets"), prior to August 30, 2006.  The purchase by Citibank of the FDS Credit Assets was completed on October 24, 2005.  The purchase by Citibank of the GE/Macy's Credit Assets was completed on May 1, 2006 and the purchase by Citibank of a portion of the May Credit Assets was completed on May22, 2006.

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

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report. The following discussion contains forward‑looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward‑looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in "Forward‑Looking Statements."

Results of Operations

 Comparison of the 13 Weeks Ended April 29, 2006 and April 30, 2005

The net loss for the first quarter of 2006 was $52 million compared to net income of $123 million in the first quarter of 2005.  The net loss for the first quarter of 2006 includes a loss from continuing operations of $74 million, partially offset by income from discontinued operations of $22 million.  The loss from continuing operations in the first quarter of 2006 includes the impact of $129 million of May integration costs and related inventory valuation adjustments, the impact of merger integration issues on the Company's businesses and higher interest expense associated with the increased levels of borrowings associated with the acquisition of May.

Net sales for the first quarter of 2006 totaled $5,930 million, up 62.9% compared to net sales of $3,641 million for the first quarter of 2005.  On a comparable store basis (sales from Bloomingdale's and Macy's stores in operation throughout 2005 and 2006 and all Internet sales and mail order sales from continuing businesses), net sales for the first quarter of 2006 were flat compared to the first quarter of 2005.  Sales in the first quarter of 2006 were strongest at Macy's Florida.  By family of business, sales in Macy's and Bloomingdale's branded stores during the first quarter of 2006 were strongest in dresses, junior's, young men's, cosmetics and fragrances and men's and were weakest in the home related areas, although housewares, textiles and luggage did have improved performance in the later part of the quarter.

Cost of sales was 61.2% of net sales for the first quarter of 2006, compared to 59.8% for the first quarter of 2005.  The cost of sales rate in the first quarter of 2006 was impacted by markdowns in the legacy May locations needed to improve aging and transition to the Macy's assortments.  In addition, gross margin for the first quarter of 2006 reflects $6 million of inventory valuation adjustments related to the integration of May and Federated merchandise assortments.   The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were 36.3% of net sales for the first quarter of 2006 compared to 33.3% for the first quarter of 2005.  The SG&A expense rate in the first quarter of 2006 was negatively impacted by the sale of the FDS Credit Assets in late 2005, duplicate divisional expenses, higher depreciation and amortization expense and higher stock-based compensation expenses, including the expensing of stock options.

May integration costs for the first quarter of 2006 amounted to $123 million, primarily related to costs associated with the closing of duplicate store locations.

Net interest expense was $138 million for the first quarter of 2006, compared to $54 million for the first quarter of 2005.  The increase in interest expense in the first quarter of 2006 over the first quarter of 2005 is due to the increased levels of borrowings associated with the acquisition of May.

The Company's effective income tax rate of 37.5% for the first quarter of 2006 and 37.7% for the first quarter of 2005 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes.

For the first quarter of 2006, income from the discontinued operations of the acquired May bridal group business and Lord & Taylor businesses, net of income taxes, was $22 million on sales of approximately $564 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash used by continuing operating activities in the first quarter of 2006 was $114 million, compared to the $56 million of net cash provided in the first quarter of 2005, reflecting the impact of transitional issues associated with the integration of May's businesses with the Company's businesses.

Net cash used by continuing investing activities was $84 million for the first quarter of 2006, compared to $61 million for the first quarter of 2005.  Continuing investing activities for the first quarter of 2006 included purchases of property and equipment totaling $86 million and capitalized software of $17 million.  Continuing investing activities for the first quarter of 2005 included purchases of property and equipment totaling $36 million, capitalized software of $16 million and an increase in non-proprietary accounts receivable of $16 million.

Net cash provided by the Company from all continuing financing activities was $178 million for the first quarter of 2006, including the issuance of  $162 million of Company Common Stock, primarily related to the exercise of stock options, an increase in outstanding checks of $71 million and net debt issued of $14 million, partially offset by cash dividends paid of $69 million.  The net debt issued during the first quarter of 2006 includes additional borrowings under the Company's commercial paper program, partially offset by the payment of $100 million of senior debentures due 2006.

Net cash provided by the Company from all continuing financing activities was $55 million for the first quarter of 2005, including the issuance of  $105 million of Company Common Stock, primarily related to the exercise of stock options, partially offset by cash dividends paid of $23 million.

On March 28, 2006, the Company's board of directors declared a regular quarterly dividend of 12.75 cents per share on its common stock, payable July 3, 2006 to Federated shareholders of record at the close of business on June 16, 2006. This dividend is an increase of two percent over the previous quarterly dividend rate of 12.5 cents per share.

On May 19, 2006, the Company's board of directors approved a two-for-one stock split to be effected in the form of a stock dividend.  The additional shares resulting from the stock split will be distributed after the close of trading on June 9, 2006 to shareholders of record on May 26, 2006.

In connection with the Merger, the Company entered into a 364-day bridge credit agreement with certain financial institutions providing for revolving credit borrowings in an aggregate amount initially not to exceed $5.0 billion outstanding at any particular time.  The aggregate amount of the facility will be reduced upon the receipt by the Company of net cash proceeds from certain events, including certain sales or other dispositions of assets aggregating $100 million or more, the issuance of certain equity interests and the incurrence of certain long term indebtedness.  As of June 7, 2006, the aggregate amount of the facility had been reduced to $1,291 million primarily as a result of the proceeds received from the sale of the FDS Credit Assets, the GE/Macy's Credit Assets and a portion of the May Credit Assets.  As of June 7, 2006, the Company had no borrowings outstanding under the 364-day bridge credit agreement.

 The fourth and final transaction with Citigroup consisting of the remainder of the acquired May Credit Assets is expected to close in late July or August 2006.

 On May 24, 2006, the Company received a refund of $155 million from the Internal Revenue Service ("IRS") as a result of settling an IRS examination for fiscal years 2000, 2001, and 2002.   The refund is primarily attributable to losses related to the disposition of Fingerhut.  As a result of the settlement, the Company recognized a tax benefit of approximately $80 million and approximately $17 million of interest income (totaling approximately 16 cents per diluted share) during the second quarter of 2006.

On June 1, 2006, the Company provided notice to the trustee that the Company was calling the $200 million 8.30% senior debentures due 2026. The redemption date will be July 17, 2006 and the redemption price will be 104.15% of face value, or $1,041.50 per thousand.  The carrying value of the $200 million 8.30% senior debentures at April 29, 2006 approximates the redemption price.

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

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of April 29, 2006, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

The Company is in the process of making changes to the internal control over financial reporting historically used in acquired May divisions and operations to conform such internal control to that used in the Company's other divisions and operations.  Based on information presently available to management, the Company does not believe that such changes will materially affect the  Company's internal control over financial reporting.  Subject to the foregoing, there were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Item 1.  Legal Proceedings.

On January 11, 2006, Edward Decristofaro, an alleged former May stockholder, filed a purported class action lawsuit on behalf of all former May stockholders in the Circuit Court of St. Louis, Missouri against May and the former members of the board of directors of May.  The complaint generally alleges that the directors of May breached their fiduciary duties of loyalty, due care, good faith and candor to May stockholders in connection with the Merger. The Company believes the lawsuit is without merit and intends to contest it vigorously.  The defendants have filed a motion to dismiss the lawsuit upon which the Court has not yet ruled.

Item 1A.  Risk Factors.

 There have been no material changes to the Risk Factors described in the Company's Annual Report on Form 10-K in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company purchased no shares of its common stock in the first quarter of 2006.

During the first quarter of 2006, Federated issued approximately 191,000 shares (as adjusted to reflect a two-for-one stock split effected in the form of a stock dividend payable on June 9, 2006) of its common stock to fund its matching obligations under its Profit Sharing 401(k) Investment Plan (the "401(k) Plan") that it subsequently determined were not issued pursuant to an effective registration statement under the Securities Act.  No monetary consideration was received for such shares.  However, the high and low price for the Company's common stock on the NYSE (as adjusted to reflect a two-for-one stock split effected in the form of a stock dividend payable on June 9, 2006) during the first quarter of 2006 was $39.21 and $32.38, respectively.

Item 4.            Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's stockholders was held on May 19, 2006.  The Company's stockholders voted on the following items at such meeting:

(a)        The stockholders approved the election of three Directors for a one-year term expiring at the 2007 Annual Meeting of the Company's stockholders.  The votes for such elections were as follows:  Joyce M. Roché - 237,450,560 votes in favor and 4,684,796 votes withheld; William P. Stiritz - 237,785,772 votes in favor and 4,349,585 votes withheld and Craig E. Weatherup - 236,625,924 votes in favor and 5,509,432 votes withheld.

(b)        The stockholders ratified the employment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending February 3, 2007.  The votes for the ratification were 236,362,867, the votes against the ratification were 3,007,914 and the votes abstained were 2,919,177.  There were no broker non-votes.

(c)        The stockholders approved a proposal to amend the Company's Certificate of Incorporation.  The votes for the proposal were 232,093,807, the votes against the proposal were 7,164,426, and the votes abstained were 3,031,722.  There were no broker non-votes.

(d)        The stockholders approved a proposal to amend the 1995 Executive Equity Incentive Plan.  The votes for the proposal were 208,565,211, the votes against the proposal were 16,598,759, and the votes abstained were 3,263,043.  There were 13,708,343 broker non-votes.

(e)        The stockholders approved a proposal to amend the 1994 Stock Incentive Plan.  The votes for the proposal were 215,048,411, the votes against the proposal were 10,207,470, and the votes abstained were 3,172,631. There were 13,706,844 broker non-votes.

(f)        The stockholders rejected a stockholder's proposal to adopt a policy that would limit the number of boards on which Federated's directors may concurrently serve.  The votes against the proposal were 156,784,529, the votes for the proposal were 63,641,305, and the votes abstained were 8,001,178.  There were 13,708,344 broker non-votes.

Item 5. Other Information

            Forward Looking Statements

This report and other reports, statements and information previously or subsequently filed by the Company with the SEC contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including:

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

•         the sale of the Company's credit card operations and related strategic alliance;

•         competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all     other retail channels, including the Internet, mail-order catalogs and television; and

•         general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of     the weather.

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

3.2	Amended and Restated Article Seventh to the Certificate of Incorporation of Federated Department Stores, Inc. (incorporated by reference to Annex F of the Proxy Statement of the Company dated May 31, 2005).

3.3	Amended and Restated Section 1 of Article Fourth of the Certificate of Incorporation of Federated Department Stores, Inc. (incorporated by reference to the Proxy Statement of the Company dated April 13, 2006).

10.1	Third Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 1, 2006, between the Company and Citibank, N.A. ("Citibank") (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 3, 2006).

10.2	Fourth Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 22, 2006, between the Company and Citibank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 24, 2006).

10.3	Second Amendment to the Credit Card Program Agreement, dated May 22, 2006, between Federated, FDS Bank, FACS Group, Inc., Macy's Department Stores, Inc., Bloomingdale's, Inc. and Department Stores National Bank and Citibank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed May 24, 2006).

10.4	Executive Deferred Compensation Plan, amended through January 1, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

FEDERATED DEPARTMENT STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: June 8, 2006	By: /s/Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/Joel A. Beslky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)