Form 10-Q
period 2006-07-29
FEDERATED DEPARTMENT STORES INC /DE/
filed 2006-09-07
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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
          Large accelerated filer [X]          Accelerated filer  [   ]          Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class	Outstanding at August 25, 2006
	Common Stock, $0.01 par value per share	543,544,412 shares

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Net Sales...................................................................	$ 5,995	$ 3,623	$ 11,925	$ 7,264

Cost of sales..............................................................	(3,470)	(2,126)	(7,097)	(4,302)

Inventory valuation adjustments - May integration.........	(134)	-	(140)	-

Gross margin..............................................................	2,391	1,497	4,688	2,962

Selling, general and administrative expenses.................	(2,117)	(1,206)	(4,271)	(2,419)

May integration costs..................................................	(43)	-	(166)	-

Gains on the sale of accounts receivable......................	191	-	191	-

Operating income.......................................................	422	291	442	543

Interest expense.........................................................	(123)	(61)	(265)	(121)

Interest income...........................................................	24	7	28	13

Income from continuing operations before income taxes	323	237	205	435

Federal, state and local income tax benefit (expense)....	(41)	(89)	3	(164)

Income from continuing operations...............................	282	148	208	271

Discontinued operations, net of income taxes................	35	-	57	-

Net income................................................................	$ 317	$ 148	$ 265	$ 271

Basic earnings per share:............................................
Income from continuing operations............................	$ .51	$ .43	$ .38	$ .80
Income from discontinued operations........................	.06	-	.10	-
Net income.............................................................	$ .57	$ .43	$ .48	$ .80

Diluted earnings per share:..........................................
Income from continuing operations............................	$ .51	$ .42	$ .37	$ .78
Income from discontinued operations........................	.06	-	.10	-
Net income.............................................................	$ .57	$ .42	$ .47	$ .78

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)

	July 29,	January 28,	July 30,
	2006	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalents........................................	$ 1,062	$ 248	$ 1,399
Accounts receivable.................................................	460	2,522	3,271
Merchandise inventories...........................................	5,168	5,459	3,259
Supplies and prepaid expenses..................................	255	203	121
Assets of discontinued operations..............................	2,303	1,713	-
Total Current Assets.............................................	9,248	10,145	8,050

Property and Equipment - net......................................	11,166	12,034	5,824
Goodwill.....................................................................	9,248	9,520	260
Other Intangible Assets - net.......................................	912	1,080	378
Other Assets..............................................................	678	389	707
Total Assets.........................................................	$31,252	$33,168	$15,219

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt........................................................	$ 428	$ 1,323	$ 1,229
Accounts payable and accrued liabilities....................	4,712	5,246	2,715
Income taxes...........................................................	433	454	178
Deferred income taxes.............................................	61	103	29
Liabilities of discontinued operations..........................	722	464	-
Total Current Liabilities.........................................	6,356	7,590	4,151

Long-Term Debt.........................................................	8,205	8,860	2,634
Deferred Income Taxes..............................................	1,525	1,704	1,224
Other Liabilities..........................................................	1,594	1,495	597
Shareholders' Equity....................................................	13,572	13,519	6,613

Total Liabilities and Shareholders' Equity................	$31,252	$33,168	$15,219

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	26 Weeks Ended July 29, 2006	26 Weeks Ended July 30, 2005
Cash flows from continuing operating activities:
Net income....................................................................................	$ 265	$ 271
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations..........................................	(57)	-
Gains on the sale of accounts receivable.....................................	(191)	-
Stock-based compensation expense............................................	43	9
May integration costs.................................................................	306	-
Depreciation and amortization....................................................	630	355
Amortization of financing costs and premium on acquired debt.....	(37)	2
Changes in assets and liabilities:
Proceeds from the sale of proprietary accounts receivable.......	1,860	-
Decrease in proprietary and other accounts receivable not separately identified......................................................	227	223
(Increase) decrease in merchandise inventories......................	157	(139)
Increase in supplies and prepaid expenses..............................	(45)	(17)
(Increase) decrease in other assets not separately identified....	(7)	10
Increase (decrease) in accounts payable and accrued liabilities not separately identified......................................................	(727)	64
Decrease in current income taxes..........................................	(21)	(147)
Increase (decrease) in deferred income taxes.........................	(203)	26
Increase in other liabilities not separately identified..................	81	8
Net cash provided by continuing operating activities.............	2,281	665

Cash flows from continuing investing activities:
Purchase of property and equipment...............................................	(353)	(143)
Capitalized software.......................................................................	(39)	(32)
Increase in non-proprietary accounts receivable...............................	-	(76)
Proceeds from hurricane insurance claims.......................................	7	-
Repurchase of accounts receivable.................................................	(1,141)	-
Proceeds from the sale of repurchased accounts receivable..............	1,323	-
Disposition of property and equipment.............................................	443	14
Net cash provided (used) by continuing investing activities....	240	(237)

Cash flows from continuing financing activities:
Debt issued...................................................................................	46	-
Debt repaid...................................................................................	(1,512)	(16)
Dividends paid............................................................................... Decrease in outstanding checks......................................................	(139) (45)	(46) (55)
Acquisition of treasury stock...........................................................	(287)	(7)
Issuance of common stock.............................................................	195	227
Net cash provided (used) by continuing financing activities...	(1,742)	103
Net cash provided by continuing operations.........................................	779	531
Net cash provided by discontinued operating activities...................	99	-
Net cash used by discontinued investing activities..........................	(41)	-
Net cash used by discontinued financing activities.........................	(23)	-
Net cash provided by discontinued operations................................	35	-

Net increase in cash and cash equivalents.....................................	814	531
Cash and cash equivalents at beginning of period...........................	248	868

Cash and cash equivalents at end of period...................................	$1,062	$ 1,399

Supplemental cash flow information:
Interest paid.............................................................................	$ 303	$ 118
Interest received......................................................................	27	11
Income taxes paid (net of refunds received)...............................	231	240

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

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 29, 2006 and July 30, 2005 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 26 weeks ended July 29, 2006 and July 30, 2005, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company and its subsidiaries.

On May 19, 2006, the Company's board of directors approved a two-for-one stock split to be effected in the form of a stock dividend.  The additional shares resulting from the stock split were distributed after the close of trading on June 9, 2006 to shareholders of record on May 26, 2006.  Share and per share amounts reflected throughout the Consolidated Financial Statements and notes thereto have been retroactively restated for the stock split.

Certain reclassifications were made to prior year's amounts to conform with the classifications of such amounts for the most recent year.

Net sales include merchandise sales, leased department income and shipping and handling fees.  Cost of sales consists of the cost of merchandise, including inbound freight, and shipping and handling costs.

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4."  This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Effective January 29, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" ("SFAS 123R"), and the Company's Consolidated Financial Statements as of and for the 26 weeks ended July 29, 2006 reflect the impact of SFAS 123R.  For the 26 weeks ended July 29, 2006 and July 30, 2005, the Company recorded in selling, general and administrative expenses stock-based compensation expense of $43 million and $9 million, respectively.  The $43 million of stock-based compensation for the 26 weeks ended July 29, 2006 included approximately $24 million for stock options, approximately $18 million for stock credits and approximately $1 million for restricted stock. The $9 million of stock-based compensation for the 26 weeks ended July 30, 2005 included approximately $8 million for stock credits and approximately $1 million for restricted stock.   See Note 9, "Equity Plans," for further information.

In July 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109."  This statement clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This statement also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This statement also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this statement is a two-step process.  The first step is a recognition process to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not-recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements.  This statement is effective for fiscal years beginning after December 15, 2006 and the cumulative effect of applying the provisions of this statement will be recognized as an adjustment to the beginning balance of retained earnings.  The Company is currently in the process of evaluating the impact of adopting this statement on the Company's consolidated financial position, results of operations and cash flows.

2.  Acquisition

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company ("May").  The results of May's operations have been included in the Consolidated Financial Statements since that date.  The acquired May operations include approximately 500 department stores and approximately 700 bridal and formalwear stores nationwide.  As a result of the acquisition and the integration of the acquired May operations, the Company's continuing operations operate over 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico.  The Company has previously announced its intention to divest approximately 80 of the combined Company's stores (including approximately 40 acquired May locations) and certain duplicate facilities, including distribution centers, call centers and corporate offices.  The 80 stores accounted for approximately $2.2 billion of annual 2005 sales on a pro forma basis. As of September 7, 2006, the Company had sold or entered into agreements for the sale of  63 of these stores.

Most of the acquired May department stores will be converted to the Macy's nameplate in September 2006, resulting in a national retailer with stores in almost all major markets.  The Company expects to realize cost savings resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company with respect to systems, logistics, store operations and credit management.

On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively.  Accordingly, the operations of these acquired businesses are presented as discontinued operations (see Note 4, "Discontinued Operations").  On June 22, 2006, the Company announced that it had signed an agreement to sell its Lord & Taylor division to NRDC Equity Partners, LLC for $1,195 million in cash.  Subject to the satisfaction of customary conditions, the transaction is expected to close in the third quarter of 2006.

The acquired May credit card accounts and related receivables were sold to Citigroup in May and July 2006 (see Note 5, "Sale of Credit Card Accounts and Receivables").

On July 17, 2006, the Company redeemed $200 million of 8.30% senior debentures due 2026 assumed in the acquisition of May at a redemption price of 104.15% of face value, plus accrued interest.  The redemption price approximated the carrying value of the debt.

The aggregate purchase price for the acquisition of May (the "Merger") was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 200 million shares of Company common stock and options to purchase an additional 18.8 million shares of Company common stock valued at approximately $6.0 billion in the aggregate.  The value of the approximately 200 million shares of Company common stock was determined based on the average market price of the Company's stock from February 24, 2005 to March 2, 2005 (the merger agreement was entered into on February 27, 2005).  In connection with the Merger, the Company also assumed approximately $6.0 billion of May debt.

The May purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values, and is subject to the final fair value determination of certain assets and liabilities.  The following table summarizes the preliminary purchase price allocation at the date of acquisition:

(millions)
Current assets, excluding assets of discontinued operations.........................................	$ 5,288
Assets of discontinued operations....................	2,264
Property and equipment..................................	6,574
Goodwill.........................................................	8,988
Intangible assets.............................................	679
Other assets...................................................	31
Total assets acquired..................................	23,824
Current liabilities, excluding short-term debt and liabilities of discontinued operations........	(3,195)
Liabilities of discontinued operations.................	(683)
Short-term debt..............................................	(248)
Long-term debt...............................................	(6,259)
Other liabilities................................................	(1,690)
Total liabilities assumed...............................	(12,075)
Total purchase price...................................	$ 11,749

The following pro forma information presents the Company's net sales, income from continuing operations, net income and diluted earnings per share as if the May acquisition had occurred on January 30, 2005:

	13 Weeks Ended	26 Weeks Ended
	July 30, 2005	July 30, 2005
	(millions, except per share data)
Net sales....................................................................	$6,510	$12,980
Income from continuing operations...............................	195	296
Net income................................................................	217	326
Diluted earnings per share:
Income from continuing operations.............................	$ .35	$ .54
Income from discontinued operations.........................	.04	.05
Net income..............................................................	$ .39	$ .59

Pro forma adjustments have been made to reflect depreciation and amortization using estimated asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition.  Certain non-recurring charges of $67 million recorded by May prior to July 30, 2005 that were directly related to the Merger have been excluded from the pro forma information presented above. These charges included $57 million of accelerated stock compensation expense triggered by the approval of the Merger by May's stockholders and approximately $10 million of direct transaction costs.

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

The Company has announced that it plans to divest approximately 80 store locations (including approximately 40 Macy's stores) and 6 distribution center facilities, as a result of the acquisition of May.  During the 26 weeks ended July 29, 2006, approximately $730 million of property and equipment for approximately 70 May and Macy's locations was transferred to assets held for sale upon store or facility closures.  Property and equipment totaling approximately $590 million for approximately 60 stores were subsequently disposed of, $230 million of which was exchanged for other long-term assets.  Assets held for sale are included in other assets on the Consolidated Balance Sheet.

During the 13 weeks ended July 29, 2006, the Company recorded $177 million of integration costs associated with the acquisition of May, including $134 million of inventory valuation adjustments associated with the combination and integration of the Company's and May's merchandise assortments.   The remaining $43 million of May integration costs incurred during the 13 weeks ended July 29, 2006, included store closing-related costs, severance, retention and other human resource-related costs, EDP system integration costs and other costs, partially offset by approximately $55 million of gains from the sale of certain Macy's locations.

During the 26 weeks ended July 29, 2006, the Company recorded $306 million of integration costs associated with the acquisition of May, including $140 million of inventory valuation adjustments associated with the combination and integration of the Company's and May's merchandise assortments.   $11 million of these costs relate to impairment charges of certain Macy's locations planned to be disposed of.  The remaining $155 million of May integration costs incurred during the 26 weeks ended July 29, 2006 included store closing-related costs, severance, retention and other human resource-related costs, EDP system integration costs and other costs, partially offset by approximately $55 million of gains from the sale of certain Macy's locations.

The impairment charges for the Macy's locations to be disposed of were calculated based on the excess of historical cost over fair value less costs to sell. The fair values were determined based on prices of similar assets.

The following table shows the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the allocation of the May purchase price for the 26 weeks ended July 29, 2006:

		Additional
		Amount
	January 28,	Allocated to		July 29,
	2006	Goodwill	Payments	2006
		(millions)
Severance and relocation costs......	$ 289	$ 60	$ (246)	$ 103

      The Company expects to pay out the accrued severance and relocation costs over the next two years.

4.      Discontinued Operations

On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively.  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations for all periods presented.  On June 22, 2006, the Company announced that it had signed an agreement to sell its Lord & Taylor division to NRDC Equity Partners, LLC for $1,195 million in cash. Subject to the satisfaction of customary conditions, the transaction is expected to close in the third quarter of 2006.

Discontinued operations include net sales of approximately $590 million for the 13 weeks ended July 29, 2006 and approximately $1,154 million for the 26 weeks ended July 29, 2006.  No consolidated interest expense has been allocated to discontinued operations.  For the 13 weeks ended July 29, 2006, income from discontinued operations totaled $57 million before income taxes, with related income tax expense of $22 million.  For the 26 weeks ended July 29, 2006, income from discontinued operations totaled $92 million before income taxes, with related income tax expense of $35 million.

The assets and liabilities of discontinued operations at July 29, 2006 are as follows:

(millions)

Accounts receivable...........................................................	$ 162
Merchandise inventories.....................................................	367
Property and Equipment - net..............................................	948
Goodwill and other intangible assets - net.............................	767
Other assets.......................................................................	59
$2,303

Accounts payable and accrued liabilities...............................	$ 299
Income taxes.....................................................................	374
Other liabilities...................................................................	49
$ 722

For the businesses to be divested, the fair values were estimated utilizing accepted valuation techniques, including estimated selling prices.  The fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the Consolidated Financial Statements.

5.    Sale of Credit Card Accounts and Receivables

On October 24, 2005, the Company sold to Citibank certain proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owned all of the Company's interest in the Prime Credit Card Master Trust.

On May 1, 2006, the Company terminated the Company's credit card program agreement with GE Capital Consumer Card Co. ("GE Bank") and purchased all of the "Macy's" credit card accounts owned by GE Bank, together with related receivables balances (the "GE/Macy's Credit Assets"), as of April 30, 2006.  Also on May 1, 2006, the Company sold the GE/Macy's Credit Assets to Citibank, resulting in a pre-tax gain of approximately $179 million.  The net proceeds of approximately $180 million were used to repay short-term borrowings associated with the acquisition of May.

On May 22, 2006, the Company sold a portion of the acquired May credit card accounts and related receivables to Citibank, resulting in a pre-tax gain of approximately $5 million.  The net proceeds of approximately $800 million were primarily used to repay short-term borrowings associated with the acquisition of May.

On July 17, 2006, the Company sold the remaining portion of the acquired May credit card accounts and related receivables to Citibank, resulting in a pre-tax gain of approximately $7 million.  The net proceeds of approximately $1,100 million are being used for general corporate purposes.

In connection with the sales of credit card accounts and related receivable balances, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the "Program Agreement") with an initial term of 10 years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years.  The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

6.     Tax Settlement

On May 24, 2006, the Company received a refund of $155 million from the Internal Revenue Service ("IRS") as a result of settling an IRS examination for fiscal years 2000, 2001, and 2002.   The refund is primarily attributable to losses related to the disposition of a former subsidiary.  As a result of the settlement, the Company recognized a tax benefit of approximately $80 million and approximately $17 million of interest income during the second quarter of 2006.

7.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share based on income from continuing operations:

	13 Weeks Ended
	July 29, 2006			July 30, 2005
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding...................................	$ 282		551.2	$ 148		341.5
Shares to be issued under deferred compensation plans.......................	-		1.0	-		0.9
	$ 282		552.2	$ 148		342.4

Basic earnings per share..............		$.51			$ .43

Effect of dilutive securities -
stock options............................	-		7.0	-		9.0
	$ 282		559.2	$ 148		351.4
Diluted earnings per share............		$.51			$ .42

	26 Weeks Ended
	July 29, 2006			July 30, 2005
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding....................	$ 208		550.2	$ 271		339.0
Shares to be issued under deferred compensation plans......	-		1.0	-		1.0
	$ 208		551.2	$ 271		340.0

Basic earnings per share		$.38			$.80

Effect of dilutive securities -
stock options	-		7.4	-		8.5
	$ 208		558.6	$ 271		348.5

Diluted earnings per share		$.37			$.78

In addition to the stock options reflected in the foregoing tables, stock options to purchase 15.6 million shares of common stock at prices ranging from $30.54 to $40.26 per share were outstanding at July 29, 2006 and stock options to purchase 550,000 shares of common stock at prices ranging from $35.87 to $39.72 per share were outstanding at July 30, 2005 but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

8.     Benefit Plans

The Company has defined benefit plans ("Pension Plans") and defined contribution plans which cover substantially all employees who work 1,000 hours or more in a year.  The Company also has defined benefit supplementary retirement plans ("SERP Plans") which include benefits, for certain employees, in excess of qualified plan limitations.

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended July 29, July 30, 2006 2005		26 Weeks Ended July 29, July 30, 2006 2005
Pension Plans	(millions)
Service cost....................................	$ 31	$ 13	$ 62	$ 25
Interest cost....................................	39	24	78	48
Expected return on assets.........	(51)	(36)	(101)	(72)
Recognition of net actuarial loss.......	14	10	27	21
	$ 33	$ 11	$ 66	$ 22

SERP Plans
Service cost....................................	$ 3	$ 1	$ 6	$ 3
Interest cost....................................	9	4	19	8
Recognition of net actuarial loss.......	3	3	6	6
	$ 15	$ 8	$ 31	$ 17

Postretirement Obligations
Service cost....................................	$ -	$ -	$ -	$ -
Interest cost....................................	5	4	10	8
Amortization of prior service cost.....	-	(1)	(1)	(2)
Recognition of net actuarial loss.......	-	-	1	1
	$ 5	$ 3	$ 10	$ 7

On July 31, 2006, the Company merged its Pension Plans, which action required the Company to  remeasure plan assets and obligations.  This remeasurement, at a weighted average discount rate of 6.50%, and merger resulted in a reduction of the projected benefit obligation by approximately $250 million.

On August 31, 2006, the Company merged its SERP Plans, which action required the Company to  remeasure plan obligations.  This remeasurement, at a weighted average discount rate of 6.30%, and merger resulted in a reduction of the projected benefit obligation by approximately $45 million.

As of the date of this report, the Company is considering making a voluntary funding contribution to the Pension Plan of $100 million by December 31, 2006.

9.      Equity Plans

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

The fair value of stock-based awards granted during the 26 weeks ended July 29, 2006 and July 30, 2005 and the weighted average assumptions used to estimate the fair value of stock options are as follows:

	26 Weeks Ended
	July 29,	July 30,
	2006	2005
Weighted average fair value of stock options granted during the period.....................	$13.83	$10.55

Weighted average fair value of restricted stock granted during the period......................	$36.24	na

Dividend yield.....................................................	1.5%	1.8%
Expected volatility...............................................	39.8%	37.5%
Risk‑free interest rate.........................................	4.6%	4.3%
Expected life......................................................	5.3 years	5.3 years

During the 26 weeks ended July 29, 2006, the Company recorded approximately $24 million of stock-based compensation expense for stock options, approximately $18 million of stock-based compensation expense for stock credits and approximately $1 million of stock based compensation expense for restricted stock in selling, general and administrative expenses.  During the 26 weeks ended July 30, 2005, the Company recorded approximately $8 million of stock-based compensation expense for stock credits and approximately $1 million of stock based compensation expense for restricted stock in selling, general and administrative expenses.  The income tax benefit recognized in the Consolidated Statements of Income related to stock-based compensation was approximately $16 million and approximately $3 million for the 26 weeks ended July 29, 2006 and July 30, 2005, respectively.

The following table illustrates the pro forma effect on net income and earnings per share for the 13 and 26 weeks ended July 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R for stock options granted.

	13 Weeks Ended 26 Weeks Ended
	July 30, 2005 July 30, 2005
	(millions, except per share data)
Net income, as reported.................................	$148	$271
Add stock-based employee compensation cost included in reported net income, net of related tax benefit......................................	4	6
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit.........	(11)	(23)
Pro forma net income.......................................	$141	$254

Earnings per share - net income:
Basic - as reported........................................	$ .43	$ .80
Basic - pro forma..........................................	$ .41	$ .74
Diluted - as reported......................................	$ .42	$ .78
Diluted - pro forma........................................	$ .40	$ .72

Stock option activity of the Federated equity plan for the 26 weeks ended July 29, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period..	32,543.0	$21.91
Granted......................................	4,748.6	36.28
Canceled....................................	(232.0)	22.88
Exercised....................................	(4,168.4)	20.04		$ 63
Outstanding, end of period..........	32,891.2	$24.21
Exercisable, end of period...........	20,886.2	$21.35	4.8	$289
Options expected to vest............	10,284.4	$29.28	8.6	$ 60

Restricted stock award activity for the 26 weeks ended July 29, 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, beginning of period..........	101,500	$ 12.97
Granted.........................................	286,000	36.24
Vested...........................................	(500)	25.25
Unvested, end of period..................	387,000	$ 30.15

As of July 29, 2006, 16.0 million shares of common stock were available for additional grants pursuant to Federated's equity plan, of which 1.7 million shares were available for grant in the form of restricted stock or restricted stock units. Common stock is delivered out of treasury stock upon the exercise of stock options and grant of restricted stock.  During the 26 weeks ended July 29, 2006, 286,000 shares of Common Stock were granted in the form of restricted stock at market values of $35.82 to $36.44, fully vesting after three years.  No shares of common stock were granted in the form of restricted stock during the 26 weeks ended July 30, 2005. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of  restricted stock units or stock appreciation rights under the Federated equity plan.

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

As of the date of the Merger, all outstanding May options under May's equity plan were fully vested and were converted into options to acquire common stock of the Company in accordance with the Merger agreement.

Stock option activity of the May equity plan for the 26 weeks ended July 29, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period.	15,821.6	$32.90
Granted.......................................	1,783.7	38.75
Canceled.....................................	(836.0)	38.06
Exercised....................................	(2,632.7)	29.32		$15
Outstanding, end of period............	14,136.6	$34.00
Exercisable, end of period............	12,369.5	$33.32	5.1	$23
Options expected to vest..............	1,484.3	$38.75	9.8	$(5)

As of July 29, 2006, 10.8 million shares of common stock were available for additional grants pursuant to the May equity plan, of which 2.2 million shares were available for grant in the form of restricted stock or restricted stock units.  New common stock is issued upon the exercise of stock options and grant of restricted stock.  Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of restricted stock units or stock appreciation rights under the May equity plan.

As of July 29, 2006, the Company had $114 million of unrecognized compensation costs related to unvested stock options which is expected to be recognized over a weighted average period of approximately 2.0 years.

As of July 29, 2006, the Company had $10 million of unrecognized compensation costs related to unvested restricted stock awards which is expected to be recognized over a weighted average period of approximately 1.9 years. The total fair value of restricted stock awards vested during the 26 weeks ended July 29, 2006 and July 30, 2005 was immaterial.

For the 26 weeks ended July 29, 2006, cash received from stock option exercises under the Company's equity plans amounted to approximately $161 million and the tax benefits from exercised stock options and vested restricted stock amounted to approximately $34 million.

10.    Condensed Consolidating Financial Information

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

Condensed consolidating balance sheets as of  July 29, 2006, July 30, 2005 and January 28, 2006, the related condensed consolidating statements of income for the 13 and 26 weeks ended July 29, 2006 and July 30, 2005, and the related condensed consolidating statements of cash flows for the 26 weeks ended July 29, 2006 and July 30, 2005 are presented below.

FEDERATED DEPARTMENT STORES, INC.
 Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of July 29, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.................	$ 820	$ 71	$ 181	$ (10)	$ 1,062
Accounts receivable...........................	1	61	560	(162)	460
Merchandise inventories....................	-	2,817	2,718	(367)	5,168
Supplies and prepaid expenses..........	-	131	164	(40)	255
Income tax receivable.........................	29	-	-	(29)	-
Assets of discontinued operations....	-	-	-	2,303	2,303
Total Current Assets.....................	850	3,080	3,623	1,695	9,248

Property and Equipment - net...............	2	6,728	5,384	(948)	11,166
Goodwill................................................	-	5,581	4,184	(517)	9,248
Other Intangible Assets - net.................	-	418	744	(250)	912
Other Assets..........................................	3	287	398	(10)	678
Deferred Income Tax Assets.................	3	-	-	(3)	-
Intercompany Receivable......................	1,372	-	4,068	(5,440)	-
Investment in Subsidiaries.....................	11,528	8,464	-	(19,992)	-
Total Assets..................................	$ 13,758	$24,558	$18,401	$(25,465)	$31,252

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt..................................	$ -	$ 427	$ 3	$ (2)	$ 428
Accounts payable and accrued liabilities...........................................	180	2,155	2,677	(300)	4,712
Income taxes......................................	-	144	318	(29)	433
Deferred income taxes........................	-	85	68	(92)	61
Liabilities of discontinued operations	-	-	-	722	722
Total Current Liabilities................	180	2,811	3,066	299	6,356

Long-Term Debt....................................	-	8,165	40	-	8,205
Intercompany Payable...........................	-	5,440	-	(5,440)	-
Deferred Income Taxes..........................	-	563	1,247	(285)	1,525
Other Liabilities.....................................	6	947	688	(47)	1,594
Minority Interest *................................	-	-	526	(526)	-
Shareholders' Equity..............................	13,572	6,632	12,834	(19,466)	13,572
Total Liabilities and Shareholders' Equity.....................	$ 13,758	$24,558	$18,401	$(25,465)	$31,252

*  Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Income
For the 13 Weeks Ended July 29, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales...............................................	$ -	$ 3,371	$ 3,537	$ (913)	$ 5,995

Cost of sales...............................................	-	(2,037)	(2,039)	606	(3,470)

Inventory valuation adjustments - May integration	-	(85)	(49)	-	(134)

Gross margin.........................................	-	1,249	1,449	(307)	2,391

Selling, general and administrative expenses...........	(4)	(1,327)	(1,033)	247	(2,117)

May integration costs..........................................	-	(4)	(39)	-	(43)

Gains on the sale of accounts receivable............	-	-	191	-	191

Operating income (loss)...................................	(4)	(82)	568	(60)	422

Interest (expense) income, net:
External.........................................................	4	(128)	22	3	(99)
Intercompany.................................................	15	(31)	16	-	-

Equity in earnings of subsidiaries..........................	236	165	-	(401)	-

Income (loss) from continuing operations before income taxes...............................	251	(76)	606	(458)	323

Federal, state and local income tax benefit (expense)	66	73	(202)	22	(41)

Income (loss) from continuing operations ...........	317	(3)	404	(436)	282

Discontinued operations, net of income taxes..	-	-	-	35	35

Net income (loss)...........................	$ 317	$ (3)	$ 404	$ (401)	$ 317

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Income
For the 26 Weeks Ended July 29, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales................................................	$ -	$ 6,632	$ 7,250	$ (1,957)	$ 11,925

Cost of sales........................................	-	(4,107)	(4,355)	1,365	(7,097)

Inventory valuation adjustments - May integration	-	(91)	(49)	-	(140)

Gross margin.....................................................	-	2,434	2,846	(592)	4,688

Selling, general and administrative expenses............	(7)	(2,647)	(2,113)	496	(4,271)

May integration costs............................................	-	(62)	(104)	-	(166)

Gains on the sale of accounts receivable.................	. -	-	191	-	191

Operating income (loss).......................................	(7)	(275)	820	(96)	442

Interest (expense) income, net:
External..........................................................	6	(268)	21	4	(237)
Intercompany.................................................	31	(86)	55	-	-

Equity in earnings of subsidiaries...................	187	248	-	(435)	-

Income (loss) from continuing operations before income taxes..........................	217	(381)	896	(527)	205

Federal, state and local income tax benefit (expense)	48	217	(297)	35	3

Income (loss) from continuing operations .......	265	(164)	599	(492)	208

Discontinued operations, net of income taxes........	-	-	-	57	57

Net income (loss).................................	$ 265	$ (164)	$ 599	$ (435)	$ 265

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 29, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss).........................................	$ 265	$ (164)	$ 599	$ (435)	$ 265
Income from discontinued operations..........	-	-	-	(57)	(57)
Gains on the sale of accounts receivable......	-	-	(191)	-	(191)
May integrations costs.................................	-	153	153	-	306
Equity in earnings of subsidiaries.................	(187)	(248)	-	435	-
Dividends received from subsidiaries...........	422	-	-	(422)	-
Depreciation and amortization.....................	-	329	301	-	630
Stock-based compensation expense.............	-	71	(28)	-	43
Proceeds from the sale of proprietary accounts receivable..................................	-	-	1,860	-	1,860
(Increase) decrease in working capital..........	59	(382)	(46)	(40)	(409)
Other, net....................................................	(45)	383	(502)	(2)	(166)
Net cash provided by continuing operating activities..........................	514	142	2,146	(521)	2,281

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net...................	-	222	(205)	41	58
Repurchase of accounts receivable..............	-	-	(1,141)	-	(1,141)
Proceeds from the sale of repurchased accounts receivable..................................	-	-	1,323	-	1,323
Net cash provided (used) by continuing investing activities...........................	-	222	(23)	41	240

Cash flows from continuing financing activities:
Debt repaid, net of debt issued....................	-	(1,463)	(3)	-	(1,466)
Dividends paid.............................................	(139)	-	(422)	422	(139)
Acquisition of common stock, net of common stock issued..........................	(92)	-	-	-	(92)
Intercompany activity, net...........................	444	1,260	(1,861)	157	-
Other, net.....................................................	76	(123)	2	-	(45)
Net cash provided (used) by continuing financing activities...........	289	(326)	(2,284)	579	(1,742)

Net cash provided (used) by continuing operations....................................................	803	38	(161)	99	779
Net cash provided by discontinued operations	-	-	-	35	35

Net increase (decrease) in cash and cash equivalents .................................................	803	38	(161)	134	814
Cash and cash equivalents at beginning of period......................................................	17	33	342	(144)	248

Cash and cash equivalents at end of period.....	$ 820	$ 71	$ 181	$ (10)	$ 1,062

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of July 30, 2005

(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents...........................	$ 1,003	$ 396	$ -	$ 1,399
Accounts receivable.....................................	2	3,269	-	3,271
Merchandise inventories..............................	-	3,259	-	3,259
Supplies and prepaid expenses....................	-	121	-	121
Income taxes................................................	118	-	(118)	-
Total Current Assets...............................	1,123	7,045	(118)	8,050

Property and Equipment - net.........................	2	5,822	-	5,824
Goodwill..........................................................	-	260	-	260
Other Intangible Assets - net...........................	-	378	-	378
Other Assets....................................................	22	685	-	707
Deferred Income Tax Assets...........................	10	-	(10)	-
Intercompany Receivable................................	2,694	-	(2,694)	-
Investment in Subsidiaries...............................	5,512	-	(5,512)	-
Total Assets............................................	$ 9,363	$14,190	$(8,334)	$15,219

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt............................................	$ 2	$ 1,227	$ -	$ 1,229
Accounts payable and accrued liabilities.....................................................	157	2,558	-	2,715
Income taxes................................................	-	296	(118)	178
Deferred income taxes..................................	-	29	-	29
Total Current Liabilities..........................	159	4,110	(118)	4,151

Long-Term Debt..............................................	2,591	43	-	2,634
Intercompany Payable.....................................	-	2,694	(2,694)	-
Deferred Income Taxes....................................	-	1,234	(10)	1,224
Other Liabilities...............................................	-	597	-	597
Shareholders' Equity........................................	6,613	5,512	(5,512)	6,613
Total Liabilities and Shareholders' Equity...............................	$ 9,363	$14,190	$ (8,334)	$15,219

 FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Income
For the 13 Weeks Ended July 30, 2005

(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Net Sales...........................................................	$ -	$ 3,623	$ -	$ 3,623

Cost of sales.....................................................	-	(2,126)	-	(2,126)

Gross margin.....................................................	-	1,497	-	1,497

Selling, general and administrative expenses.....	(2)	(1,204)	-	(1,206)

Operating income (loss).....................................	(2)	293	-	291

Interest (expense) income, net:
External..............................................	(39)	(15)	-	(54)
Intercompany........................................	59	(59)	-	-

Equity in earnings of subsidiaries.......................	137	-	(137)	-

Income before income taxes..............................	155	219	(137)	237

Federal, state and local income tax expense......	(7)	(82)	-	(89)

Net income.......................................................	$ 148	$ 137	$ (137)	$ 148

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Income
For the 26 Weeks Ended July 30, 2005

(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Net Sales.................................................	$ -	$ 7,264	$ -	$ 7,264

Cost of sales..................................................	-	(4,302)	-	(4,302)

Gross margin............................................	-	2,962	-	2,962

Selling, general and administrative expenses....	(5)	(2,414)	-	(2,419)

Operating income (loss)........................	(5)	548	-	543

Interest (expense) income, net:
External............................................	(79)	(29)	-	(108)
Intercompany............................................	118	(118)	-	-

Equity in earnings of subsidiaries..............	250	-	(250)	-

Income before income taxes.....................	284	401	(250)	435

Federal, state and local income tax expense.....	(13)	(151)	-	(164)

Net income.........................................	$ 271	$ 250	$ (250)	$ 271

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 30, 2005

(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:

Net income.......................................................	$ 271	$ 250	$ (250)	$ 271
Equity in earnings of subsidiaries.................................	(250)	-	250	-
Dividends .................................................................	82	-	(82)	-
Depreciation and amortization.....................................	2	353	-	355
Stock-based compensation expense...........................	-	9	-	9
(Increase) decrease in working capital..................	36	(53)	1	(16)
Other, net ........................	74	(28)	-	46
Net cash provided (used) by operating activities.	215	531	(81)	665

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net....	-	(161)	-	(161)
Other, net.....................	-	(76)	-	(76)
Net cash used by investing activities..	-	(237)	-	(237)

Cash flows from financing activities:
Debt issued, net of repayments..................	(1)	(15)	-	(16)
Dividends paid..........................................	(46)	(83)	83	(46)
Issuance of common stock, net.................	220	-	-	220
Intercompany activity, net............................	(12)	12	-	-
Other, net.............................................	(59)	4	-	(55)
Net cash provided (used) by financing activities.......	102	(82)	83	103

Net increase in cash and cash equivalents.......	317	212	2	531
Cash and cash equivalents at beginning of period.	686	184	(2)	868

Cash and cash equivalents at end of period.....	$ 1,003	$ 396	$ -	$ 1,399

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Balance Sheet
As of January 28, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents...........	$ 17	$ 33	$ 342	$ (144)	$ 248
Accounts receivable......................	-	94	2,584	(156)	2,522
Merchandise inventories...............	-	3,049	2,829	(419)	5,459
Supplies and prepaid expenses....	-	105	133	(35)	203
Income taxes....................................	99	-	-	(99)	-
Deferred income tax assets............	3	46	-	(49)	-
Assets of discontinued operations	-	-	-	1,713	1,713
Total Current Assets..................	119	3,327	5,888	811	10,145

Property and Equipment - net...........	2	6,979	5,680	(627)	12,034
Goodwill...............................................	-	5,565	4,244	(289)	9,520
Other Intangible Assets - net...........	-	527	710	(157)	1,080
Other Assets.......................................	4	129	282	(26)	389
Intercompany Receivable..................	1,805	-	4,755	(6,560)	-
Investment in Subsidiaries................	11,754	11,177	-	(22,931)	-
Total Assets................................	$13,684	$27,704	$21,559	$(29,779)	$33,168

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt...............................	$ -	$ 1,319	$ 5	(1)	$ 1,323
Accounts payable and accrued liabilities.........................................	114	2,804	2,785	(457)	5,246
Income taxes....................................	-	170	383	(99)	454
Deferred income taxes....................	-	-	225	(122)	103
Liabilities of discontinued operations....................................	-	-	-	464	464
Total Current Liabilities.............	114	4,293	3.398	(215)	7,590

Long-Term Debt..................................	-	8,781	81	(2)	8,860
Intercompany Payable.......................	-	6,560	-	(6,560)	-
Deferred Income Taxes......................	45	415	1,302	(58)	1,704
Other Liabilities...................................	6	867	635	(13)	1,495
Minority Interest *.............................	-	-	518	(518)	-
Shareholders' Equity..........................	13,519	6,788	15,625	(22,413)	13,519
Total Liabilities and Shareholders' Equity.................	$13,684	$27,704	$21,559	$(29,779)	$33,168

*  Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

FEDERATED DEPARTMENT STORES, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations

For purposes of the following discussion, all references to "second quarter of 2006" and "second  quarter of 2005" are to the Company's 13-week fiscal periods ended July 29, 2006 and July 30, 2005, respectively, and all references to "2006" and "2005" are to the Company's 26-week fiscal periods ended July 29, 2006 and July 30, 2005, respectively.

The Company is a retail organization operating retail stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Puerto Rico and Guam.  The Company's operations are significantly impacted by competitive pressures from department stores, specialty stores, mass merchandisers and all other retail channels.  The Company's operations are also significantly impacted by general consumer-spending levels, which are driven in part by consumer confidence and employment levels.

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

On August 30, 2005, the Company completed its acquisition of May (the "Merger").  The results of May's operations have been included in the Consolidated Financial Statements since that date.  The aggregate purchase price for May was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 200 million shares of Company common stock and options to purchase an additional 18.8 million shares of Company common stock valued at approximately $6.0 billion in the aggregate.  In connection with the Merger, the Company also assumed approximately $6.0 billion of May debt.

The Merger has had and is expected to continue to have a material effect on the Company's consolidated financial position, results of operations and cash flows. The Company continues to expect to realize approximately $175 million of cost savings in 2006 and at least $450 million of annual cost savings starting in 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company with respect to systems, logistics, store operations and credit management.  The Merger is also expected to accelerate comparable store sales growth. The Company anticipates incurring approximately $344-$419 million of May integration costs (including inventory valuation adjustments) in the remaining two quarters of fiscal 2006.

The Company expects to add about 400 Macy's locations nationwide in 2006 as it converts the regional department store nameplates acquired through the Merger.  In conjunction with the conversion process, the Company has identified approximately 80 locations to be divested, including approximately 40 current May stores having operated in 11 states under various nameplates, as well as approximately 40 Macy's stores having operated in 15 states. Locations identified for divestiture accounted for approximately $2.2 billion of annual 2005 sales on a pro forma basis.  As of September 7, 2006, the Company had sold or entered into agreements for the sale of 63 of these stores.  The Company is continuing to study its store portfolio in light of the Merger and some plans may change.

On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively.  On June 22, 2006, the Company announced that it had signed an agreement to sell its Lord & Taylor division to NRDC Equity Partners, LLC for $1,195 million in cash. Subject to the satisfaction of customary conditions, the transaction is expected to close in the third quarter of 2006. As a result of the Company's decision to dispose of these businesses, these businesses are being reported as discontinued operations.  Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

In June 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with Citibank, N.A. pursuant to which the Company agreed to sell to Citibank (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owned all of the Company's interest in the Prime Credit Card Master Trust (the "FDS Credit Assets"), (ii) the "Macy's" credit card accounts owned by GE Capital Consumer Card Co. ("GE Bank"), together with related receivables balances (the "GE/Macy's Credit Assets"), upon the termination of the Company's credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the "May Credit Assets").  The purchase by Citibank of the FDS Credit Assets was completed on October 24, 2005, the purchase by Citibank of the GE/Macy's Credit Assets was completed on May 1, 2006 and the purchase by Citibank of the May Credit Assets was completed on May 22, 2006 and July 17, 2006.

In connection with the Purchase Agreement, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the "Program Agreement") with an initial term of 10 years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years.  The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

The sales prices provided for in the Purchase Agreement equate to approximately 111.5% of the receivables included in the FDS Credit Assets, the GE/Macy's Credit Assets and the May Credit Assets, and the Company will receive ongoing payments under the Program Agreement.  The transactions completed under the Purchase Agreement and contemplated by the Program Agreement are expected to be accretive to the Company's earnings per share, particularly now that the sales of the GE/Macy's Credit Assets and the May Credit Assets have been completed.

The transactions under the Purchase Agreement have provided the Company with significant liquidity (i) through receipt of the purchase price (which included a premium) for the divested credit card accounts and related receivable balances and (ii) because the Company will no longer have to finance significant accounts receivable balances associated with the divested credit card accounts going forward, and will receive payments from Citibank immediately for sales under such credit card accounts.  Although the Company's future cash flows will include payments to the Company under the Program Agreement, these payments will be less than the net cash flow that the Company would have derived from the finance charge income generated on the receivables balances, net of the interest expense associated with the Company's financing of these receivable balances.

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

Results of Operations

Comparison of the 13 Weeks Ended July 29, 2006 and July 30, 2005

Net income for the second quarter of 2006 was $317 million compared to net income of $148 million in the second quarter of 2005.  The net income for the second quarter of 2006 includes income from continuing operations of $282 million and income from discontinued operations of $35 million.  The income from continuing operations in the second quarter of 2006 includes the impact of $177 million of May integration costs and related inventory valuation adjustments, the impact of $191 million of gains on the sale of accounts receivable, $45 million in additional interest expense associated with the increased levels of borrowings associated with the acquisition of May and a $155 million favorable tax settlement.

Net sales for the second quarter of 2006 totaled $5,995 million, compared to net sales of $3,623 million for the second quarter of 2005, an increase of $2,372 million or 65%.  On a comparable store basis (sales from Bloomingdale's and Macy's stores in operation throughout 2005 and 2006 and all Internet sales and mail order sales from continuing businesses), net sales for the second quarter of 2006 were up 4.6 percent compared to the second quarter of 2005.  Sales in the second quarter of 2006 were strongest at Macy's East, Macy's Florida and Macy's Northwest.  By family of business, sales in Macy's and Bloomingdale's branded stores during the second quarter of 2006 were strongest in dresses, junior's, young men's, cosmetics and fragrances and luggage and were weakest in the home related areas, most notably furniture.

Cost of sales was $3,470 million or 57.9% of net sales for the second quarter of 2006, compared to $2,126 million or 58.7% of net sales for the second quarter of 2005.  The cost of sales rate in the second quarter of 2006 benefited from an improved markdown rate, in part, due to the acceleration of markdowns earlier in the year in the legacy May locations to improve aging and transition to Macy's standards.  In addition, gross margin for the second quarter of 2006 reflects $134 million of inventory valuation adjustments related to the integration of May and Federated merchandise assortments.   The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were $2,117 million or 35.3% of net sales for the second quarter of 2006, compared to $1,206 million or 33.3% of net sales for the second quarter of 2005.  The SG&A expense rate in the second quarter of 2006 was negatively impacted by the sale of the FDS Credit Assets in late 2005, duplicate divisional expenses, higher depreciation and amortization expense, higher retirement expenses and higher stock-based compensation expenses, including the expensing of stock options.  Depreciation and amortization expense was $314 million for the second quarter of 2006, compared to $178 million for the second quarter of 2005.  Pension and supplementary retirement plan expense amounted to $48 million for the second quarter of 2006, compared to $19 million for the second quarter of 2005.Stock-based compensation expense was $17 million for the second quarter of 2006, compared to $6 million for the second quarter of 2005.

May integration costs for the second quarter of 2006 amounted to $43 million, primarily related to costs associated with the closing of duplicate store locations, partially offset by gains from the sale of Federated locations.

Pre-tax gains of $191 million were recorded in the second quarter of 2006 in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $99 million for the second quarter of 2006, compared to $54 million for the second quarter of 2005.  The increase in net interest expense in the second quarter of 2006 over the second quarter of 2005 is due to the increased levels of borrowings associated with the acquisition of May, partially offset by $17 million of interest income related to the settlement of tax examinations.

The Company's effective income tax rate of 12.9% for the second quarter of 2006 and 37.7% for the second quarter of 2005 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the settlement of tax examinations and the effect of state and local income taxes.  Federal, state and local income tax expense for the second quarter of 2006 was reduced by approximately $80 million relating to the settlement of tax examinations, primarily attributable to losses related to the disposition of a former subsidiary.

For the second quarter of 2006, income from the discontinued operations of the acquired May bridal group and Lord & Taylor businesses, net of income taxes, was $35 million on sales of approximately $600 million.

Comparison of the 26 Weeks Ended July 29, 2006 and July 30, 2005

Net income for 2006 was $265 million compared to net income of $271 million in 2005.  The net income for 2006 includes income from continuing operations of $208 million and income from discontinued operations of $57 million.  The income from continuing operations in 2006 includes the impact of $306 million of May integration costs and related inventory valuation adjustments, the impact of $191 million of gains on the sale of accounts receivable, $129 million in additional  interest expense associated with the increased levels of borrowings associated with the acquisition of May and a $155 million favorable tax settlement.

Net sales for 2006 totaled $11,925 million, compared to net sales of $7,264 million for 2005, an increase of $4,661 million or 64%.  On a comparable store basis (sales from Bloomingdale's and Macy's stores in operation throughout 2005 and 2006 and all Internet sales and mail order sales from continuing businesses), net sales for 2006 were up 2.2 percent compared to 2005.  Sales in 2006 were strongest at Macy's Florida and Macy's East.  By family of business, sales in Macy's and Bloomingdale's branded stores during 2006 were strongest in dresses, junior's, young men's, cosmetics and fragrances and were weakest in the home related areas.

Cost of sales was $7,097 million or 59.5% of net sales for 2006, compared to $4,302 million or  59.2% of net sales for 2005.  The cost of sales rate in 2006 was impacted by markdowns in the legacy May locations needed to improve aging and transition to Macy's standards.  In addition, gross margin for 2006 reflects $140 million of inventory valuation adjustments related to the integration of May and Federated merchandise assortments.   The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $4,271 million or 35.8% of net sales for 2006, compared to $2,419 million or 33.3% of net sales for 2005.  The SG&A expense rate in 2006 was negatively impacted by the sale of the FDS Credit Assets in late 2005, duplicate divisional expenses, higher depreciation and amortization expense, higher retirement expenses and higher stock-based compensation expenses, including the expensing of stock options.  Depreciation and amortization expense was $630 million for 2006, compared to $355 million for 2005.  Pension and supplementary retirement plan expense amounted to $97 million for 2006, compared to $39 million for 2005. Stock-based compensation expense was $43 million for 2006, compared to $9 million for 2005.

On July 31, 2006, and August 31, 2006, the Company merged its pension plans and supplementary retirement plans, respectively, which actions required the Company to remeasure plan assets and obligations.  As a result of the pension and supplementary retirement plan remeasurements, the Company currently anticipates that pension and supplementary retirement plan expense relating to continuing operations will increase by approximately $40 million in fiscal 2006, compared to fiscal 2005.

May integration costs for 2006 amounted to $166 million, primarily related to costs associated with the closing of duplicate store locations, partially offset by gains from the sale of Federated locations.

Pre-tax gains of $191 million were recorded in 2006 in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $237 million for 2006, compared to $108 million for 2005.  The increase in net interest expense in 2006 over 2005 is due to the increased levels of borrowings associated with the acquisition of May, partially offset by $17 million of interest income related to the settlement of tax examinations.

The Company's effective income tax rate for 2006 differs from the federal income tax statutory rate of 35.0%, principally because of the settlement of tax examinations and the effect of state and local income taxes.  The federal, state and local income tax benefit for 2006 included a benefit of approximately $80 million relating to the settlement of tax examinations, primarily attributable to losses related to the disposition of a former subsidiary.  The Company's effective income tax rate of 37.7% for 2005 differs from the federal income tax statutory rate of 35.0%, principally because of the effect of state and local income taxes.

For 2006, income from the discontinued operations of the acquired May bridal group and Lord & Taylor businesses, net of income taxes, was $57 million on sales of approximately $1,164 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by continuing operating activities in 2006 was $2,281 million, compared to the $665 million of net cash provided in 2005, reflecting the $1,860 million of cash proceeds received from the sale of proprietary accounts receivable.

Net cash provided by continuing investing activities was $240 million for 2006, compared to net cash used by continuing investing activities of $237 million for 2005.  Continuing investing activities for 2006 included purchases of property and equipment totaling $353 million and capitalized software of $39 million.  Continuing investing activities for 2006 also included the repurchase of accounts receivable from GE Bank and the subsequent sale to Citigroup and $443 million of proceeds from the disposal of property and equipment, primarily from the sale of approximately 60 duplicate store locations. Continuing investing activities for 2005 included purchases of property and equipment totaling $143 million, capitalized software of $32 million and an increase in non-proprietary accounts receivable of $76 million.

Net cash used by the Company from all continuing financing activities was $1,742 million for 2006, including the repayment of $1,512 million of debt, the acquisition of 8.1 million shares of Company common stock at an approximate cost of $287 million and cash dividends paid of $139 million, partially offset by the issuance of $195 million of Company common stock, primarily related to the exercise of stock options.  The debt repaid in 2006 includes $1,199 million of short-term borrowings associated with the acquisition of May, $100 million of 8.85% senior debentures due 2006 and $200 million of 8.30% debentures due 2026.  The $200 million of 8.30% debentures due 2026 was redeemed on July 17, 2006.

Net cash provided by the Company from all continuing financing activities was $103 million for 2005, including the issuance of  $227 million of Company common stock, primarily related to the exercise of stock options, partially offset by cash dividends paid of $46 million.

On June 22, 2006, the Company announced that it had signed an agreement to sell its Lord & Taylor division to NRDC Equity Partners LLC for $1,195 million in cash.  Subject to the satisfaction of customary conditions, the transaction is expected to close in the third quarter of 2006.

On August 25, 2006, the Company's board of directors declared a regular quarterly dividend of 12.75 cents per share on its common stock, payable October 2, 2006 to Federated shareholders of record at the close of business on September 15, 2006.

Also on August 25, 2006, the Company's board of directors approved an additional $2,000 million authorization to the Company's existing share repurchase program.  The new authorization is additive to the existing repurchase program, which as of July 29, 2006 had approximately $383 million of authorization remaining.  The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

As of the date of this report, the Company is considering making a voluntary funding contribution to the Pension Plan of $100 million by December 31, 2006.

The Company's $2,000 million five-year credit agreement which was set to expire August 30, 2010 was extended and will now expire August 30, 2011.  There are no revolving credit loans outstanding under this agreement.

In connection with the Merger, the Company entered into a 364-day bridge credit agreement with certain financial institutions providing for revolving credit borrowings in an aggregate amount initially not to exceed $5.0 billion outstanding at any particular time.  On June 19, 2006, the Company terminated the 364-day bridge credit agreement.

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

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of July 29, 2006, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2006 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of common stock during the second quarter of 2006:

	Total Number of Shares Purchased (1)	Average Price per Share ($)	Number of Shares Purchased Under Program (2)	Open Authorization Remaining (2) ($)
	(thousands)		(thousands)	(millions)

April 30, 2006 - May 27, 2006	-	-	-	670

May 28, 2006 - July 1, 2006	2,671	35.80	2,671	575

July 2, 2006 - July 29, 2006	5,476	35.01	5,476	383

Total	8,147	35.27	8,147

_______________________

(1)        Includes shares accepted in lieu of cash to pay employee tax liabilities upon lapse of restrictions on restricted stock and upon the distribution of common stock under the Company's deferred compensation plans.

(2)        The Company's board of directors initially approved a $500 million authorization to purchase common stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003, additional $750 million authorizations on each of February 27, 2004 and July 20, 2004 and approved an additional authorization of $2,000 million on August 25, 2006.  All authorizations are cumulative and do not have an expiration date.

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

•         competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels, including the Internet, mail-order catalogs and television; and

•         general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather or natural disasters.

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

Item 6.            Exhibits

10.1

Employment Agreement between Federated Corporate Services, Inc. and Ronald W. Tysoe, dated as of July 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed June 21, 2006).

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

FEDERATED DEPARTMENT STORES, INC.

Dated: September 7, 2006	By: /s/Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/.Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)