Form 10-Q
period 2006-10-28
FEDERATED DEPARTMENT STORES INC /DE/
filed 2006-12-07
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2006

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
          Large accelerated filer [X]          Accelerated filer  [   ]          Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share		Outstanding at November 24, 2006 525,167,433 shares

PART I -- FINANCIAL INFORMATION

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Operations

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Net Sales...................................................................	$ 5,886	$ 5,555	$ 17,811	$ 12,819

Cost of sales..............................................................	(3,513)	(3,312)	(10,610)	(7,614)

Inventory valuation adjustments - May integration.........	(28)	-	(168)	-

Gross margin..............................................................	2,345	2,243	7,033	5,205

Selling, general and administrative expenses.................	(2,094)	(1,973)	(6,365)	(4,392)

May integration costs..................................................	(117)	(63)	(283)	(63)

Gains on the sale of accounts receivable......................	-	480	191	480

Operating income.......................................................	134	687	576	1,230

Interest expense.........................................................	(121)	(152)	(386)	(273)

Interest income...........................................................	17	7	45	20

Income from continuing operations before income taxes	30	542	235	977

Federal, state and local income tax expense..................	(10)	(118)	(7)	(282)

Income from continuing operations...............................	20	424	228	695

Discontinued operations, net of income taxes................	(23)	12	34	12

Net income (loss).......................................................	$ (3)	$ 436	$ 262	$ 707

Basic earnings (loss) per share:...................................
Income from continuing operations............................	$ .03	$ .88	$ .42	$ 180
Income (loss) from discontinued operations...............	(.04)	.03	.06	.03
Net income (loss)....................................................	$ (.01)	$ .91	$ .48	$ 1.83

Diluted earnings (loss) per share:.................................
Income from continuing operations............................	$ .03	$ .87	$ .41	$ 1.76
Income (loss) from discontinued operations...............	(.04)	.03	.06	.03
Net income (loss)....................................................	$ (.01)	$ .90	$ .47	$ 1.79

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)

	October 28,	January 28,	October 29,
	2006	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalents........................................	$ 771	$ 248	$ 269
Accounts receivable.................................................	488	2,522	2,242
Merchandise inventories...........................................	7,032	5,459	7,407
Supplies and prepaid expenses..................................	268	203	207
Assets of discontinued operations..............................	962	1,713	1,823
Total Current Assets.............................................	9,521	10,145	11,948

Property and Equipment - net......................................	11,329	12,034	11,898
Goodwill.....................................................................	9,192	9,520	9,540
Other Intangible Assets - net......................................	893	1,080	493
Other Assets..............................................................	710	389	761
Total Assets.........................................................	$ 31,645	$ 33,168	$ 34,640

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt........................................................	$ 657	$ 1,323	$ 2,738
Accounts payable and accrued liabilities....................	6,381	5,246	6,144
Income taxes...........................................................	409	454	81
Deferred income taxes.............................................	64	103	267
Liabilities of discontinued operations..........................	240	464	507
Total Current Liabilities.........................................	7,751	7,590	9,737

Long-Term Debt.........................................................	7,953	8,860	8,868
Deferred Income Taxes..............................................	1,827	1,704	1,581
Other Liabilities..........................................................	1,040	1,495	1,468
Shareholders' Equity...................................................	13,074	13,519	12,986

Total Liabilities and Shareholders' Equity................	$ 31,645	$ 33,168	$ 34,640

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	39 Weeks Ended October 28, 2006	39 Weeks Ended October 29, 2005
Cash flows from continuing operating activities:
Net income....................................................................................	$ 262	$ 707
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations..........................................	(34)	(12)
Gains on the sale of accounts receivable.....................................	(191)	(480)
Stock-based compensation expense............................................	73	7
May integration costs.................................................................	451	63
Depreciation and amortization....................................................	945	639
Amortization of financing costs and premium on acquired debt.....	(48)	(7)
Changes in assets and liabilities:
Proceeds from the sale of proprietary accounts receivable.......	1,860	2,195
Decrease in proprietary and other accounts receivable not separately identified.....................................................	235	153
Increase in merchandise inventories.......................................	(1,757)	(1,389)
(Increase) decrease in supplies and prepaid expenses..............	(58)	119
Decrease in other assets not separately identified....................	18	24
Increase in accounts payable and accrued liabilities not separately identified......................................................	560	661
Decrease in current income taxes..........................................	(305)	(263)
Decrease in deferred income taxes........................................	(36)	(34)
Decrease in other liabilities not separately identified................	(4)	(67)
Net cash provided by continuing operating activities.............	1,971	2,316

Cash flows from continuing investing activities:
Purchase of property and equipment...............................................	(804)	(321)
Capitalized software.......................................................................	(61)	(59)
Proceeds from the disposition of discontinued operations..................	1,047	-
Repurchase of accounts receivable.................................................	(1,141)	-
Proceeds from the sale of repurchased accounts receivable..............	1,323	-
Proceeds from hurricane insurance claims.......................................	7	-
Proceeds from the sale of non-proprietary accounts receivable.........	-	1,388
Acquisition of The May Department Stores Company, net of cash acquired....................................................................	-	(5,339)
Increase in non-proprietary accounts receivable...............................	-	(131)
Disposition of property and equipment.............................................	494	16
Net cash provided (used) by continuing investing activities....	865	(4,446)

(continued)

FEDERATED DEPARTMENT STORES, INC.

Consolidated Statements of Cash Flows (continued)
(Unaudited)

(millions)

	39 Weeks Ended October 28, 2006	39 Weeks Ended October 29, 2005
Cash flows from continuing financing activities:
Debt issued...................................................................................	46	4,580
Financing costs..............................................................................	(1)	(2)
Debt repaid...................................................................................	(1,521)	(3,338)
Dividends paid............................................................................... Increase in outstanding checks........................................................	(208) 105	(89) 90
Acquisition of treasury stock...........................................................	(1,118)	(7)
Issuance of common stock.............................................................	352	250
Net cash provided (used) by continuing financing activities...	(2,345)	1,484
Net cash provided (used) by continuing operations..............................	491	(646)

Net cash provided by discontinued operating activities...................	79	10
Net cash used by discontinued investing activities..........................	(78)	(7)
Net cash provided by discontinued financing activities....................	31	44
Net cash provided by discontinued operations................................	32	47

Net increase (decrease) in cash and cash equivalents....................	523	(599)
Cash and cash equivalents at beginning of period...........................	248	868

Cash and cash equivalents at end of period...................................	$ 771	$ 269

Supplemental cash flow information:
Interest paid.............................................................................	$ 444	$ 285
Interest received......................................................................	40	20
Income taxes paid (net of refunds received)...............................	315	354

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

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 28, 2006 (the "2005 10-K").  The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2005 10-K.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 28, 2006 and October 29, 2005 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

The Consolidated Financial Statements for the 13 and 39 weeks ended October 28, 2006 and October 29, 2005, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

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

Effective January 29, 2006, the Company adopted SFAS No. 123R, "Share Based Payment" ("SFAS 123R"), and the Company's Consolidated Financial Statements as of and for the 39 weeks ended October 28, 2006 reflect the impact of SFAS 123R.  For the 39 weeks ended October 28, 2006 and October 29, 2005, the Company recorded in selling, general and administrative expenses stock-based compensation expense of $73 million and $7 million, respectively.  The $73 million of stock-based compensation for the 39 weeks ended October 28, 2006 included approximately $35 million for stock options, approximately $36 million for stock credits and approximately $2 million for restricted stock. The $7 million of stock-based compensation for the 39 weeks ended October 28, 2005 included approximately $6 million for stock credits and approximately $1 million for restricted stock.   See Note 9, "Equity Plans," for further information.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adopting SFAS 157 on the Company's consolidated financial position, results of operations and cash flows.

Also in September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This requirement will be applied prospectively for fiscal years ending after December 15, 2006.  SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer's fiscal year-end balance sheet.  However, this provision is not effective until fiscal years ending after December 15, 2008.

The Company is currently assessing the impact SFAS 158 will have on the Company's consolidated financial position, results of operations and cash flows and expects the adoption of SFAS 158 will result in an increase in the Company's liabilities and cause a related decrease in the Company's shareholders' equity as of February 3, 2007 as a result of unrecognized gains and losses and costs and credits currently disclosed in the footnotes to the Company's consolidated financial statements for the year ended January 28, 2006. SFAS 158 will require a change in the Company's measurement date, which is currently December 31.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company is currently assessing the impact SAB 108 will have on the Company's consolidated financial position, results of operations and cash flows.

2.  Acquisition

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company ("May").  The results of May's operations have been included in the Consolidated Financial Statements since that date.  The acquired May operations include approximately 500 department stores and approximately 800 bridal and formalwear stores nationwide.  Most of the acquired May department stores were converted to the Macy's nameplate in September 2006, resulting in a national retailer with stores in almost all major markets.  As a result of the acquisition and the integration of the acquired May operations, the Company's continuing operations operate over 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico.  The Company has previously announced its intention to divest approximately 80 of the combined Company's stores (including approximately 40 acquired May locations) and certain duplicate facilities, including distribution centers, call centers and corporate offices.  The 80 stores accounted for approximately $2.2 billion of annual 2005 sales on a pro forma basis. As of December 7, 2006, the Company had sold or entered into agreements for the sale of 63 of these stores.

 On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively.  Accordingly, the operations of these acquired businesses are presented as discontinued operations (see Note 4, "Discontinued Operations").  In October 2006, the Company completed the sale of its Lord & Taylor division to NRDC Equity Partners, LLC for approximately $1,047 million in cash and a long-term note receivable of approximately $17 million.  On November 17, 2006, the Company announced that it signed agreements to sell the bridal group business in two separate transactions totaling $850 million in cash, subject to certain adjustments.

The acquired May credit card accounts and related receivables were sold to Citibank in May and July 2006 (see Note 5, "Sale of Credit Card Accounts and Receivables").

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

The May purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values.  The following table summarizes the purchase price allocation at the date of acquisition:

(millions)
Current assets, excluding assets of discontinued operations..................................................	$ 5,288
Assets of discontinued operations....................	2,264
Property and equipment..................................	6,579
Goodwill.........................................................	8,946
Intangible assets.............................................	679
Other assets...................................................	31
Total assets acquired..................................	23,787
Current liabilities, excluding short-term debt and liabilities of discontinued operations.........	(3,222)
Liabilities of discontinued operations.................	(683)
Short-term debt..............................................	(248)
Long-term debt...............................................	(6,256)
Other liabilities................................................	(1,629)
Total liabilities assumed...............................	(12,038)
Total purchase price...................................	$ 11,749

The following pro forma information presents the Company's net sales, income from continuing operations, net income and diluted earnings per share as if the May acquisition had occurred on January 30, 2005:

	13 Weeks Ended	39 Weeks Ended
	October 29, 2005	October 29, 2005
	(millions, except per share data)
Net sales...........................................................................	$6,438	$19,418
Income from continuing operations......................................	374	670
Net income.......................................................................	380	706
Diluted earnings per share:
Income from continuing operations....................................	$ .68	$ 1.22
Income from discontinued operations................................	.01	.06
Net income.....................................................................	$ .69	$ 1.28

Pro forma adjustments have been made to reflect depreciation and amortization using estimated asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition.  Certain non-recurring charges of $194 million recorded by May prior to August 30, 2005 that were directly related to the Merger have been excluded from the pro forma information presented above. These charges included $114 million of accelerated stock compensation expense triggered by the approval of the Merger by May's stockholders and the subsequent completion of the Merger and approximately $66 million of direct transaction costs.

The 13 and 39 weeks ended October 29, 2005 include a $480 million pre-tax gain recognized on the sale of proprietary and non-proprietary credit card accounts and related receivables and $63 million of May integration costs.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the period presented, is not necessarily indicative of future results, and does not reflect potential synergies, integration costs, or other such costs or savings.

3.  May Integration Costs

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company's pre-existing businesses and the consolidation of certain operations of the Company.

The Company has announced that it plans to divest approximately 80 store locations (including approximately 40 Macy's stores) and 6 distribution center facilities, as a result of the acquisition of May.  During the 39 weeks ended October 28, 2006, approximately $775 million of property and equipment for approximately 75 May and Macy's locations was transferred to assets held for sale upon store or facility closure.  Property and equipment totaling approximately $630 million for approximately 65 locations were subsequently disposed of, $230 million of which was exchanged for other long-term assets.  Assets held for sale are included in other assets on the Consolidated Balance Sheet.

During the 13 weeks ended October 28, 2006, the Company recorded $145 million of integration costs associated with the acquisition of May, including $28 million of inventory valuation adjustments associated with the combination and integration of the Company's and May's merchandise assortments.   The remaining $117 million of May integration costs incurred during the 13 weeks ended October 28, 2006, included store closing-related costs, re-branding-related marketing and advertising costs, severance, retention and other human resource-related costs, EDP system integration costs and other costs.

During the 39 weeks ended October 28, 2006, the Company recorded $451 million of integration costs associated with the acquisition of May, including $168 million of inventory valuation adjustments associated with the combination and integration of the Company's and May's merchandise assortments.   $11 million of these costs relate to impairment charges of certain Macy's locations planned to be disposed of.  The remaining $272 million of May integration costs incurred during the 39 weeks ended October 28, 2006 included store closing-related costs, re-branding-related marketing and advertising costs, severance, retention and other human resource-related costs, EDP system integration costs and other costs, partially offset by approximately $55 million of gains from the sale of certain Macy's locations.

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

The following table shows the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the allocation of the May purchase price for the 39 weeks ended October 28, 2006:

	January 28 2006	Additional Amount Allocated to Goodwill	Payments	October 28 2006
(millions)
Severance and relocation costs...	$ 289	$ 76	$ (297)	$ 68

The Company expects to pay out the accrued severance and relocation costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheet, over the next two years.

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

In October 2006, the Company completed the sale of its Lord & Taylor division to NRDC Equity Partners, LLC for approximately $1,047 million in cash and a long-term note receivable of approximately $17 million.  The Lord & Taylor division represented approximately $1,130 million of net assets, before income taxes.  The sale resulted in a loss on disposal which reflects the exclusion of certain properties under the purchase agreement and a corresponding reduction in purchase price.  During the 13 and 39 weeks ended October 28, 2006, the Company recorded the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis or $38 million after income taxes, or $.07 per diluted share.

On November 17, 2006, the Company announced that it signed agreements to sell the bridal group business in two separate transactions totaling $850 million in cash, subject to certain adjustments.  An affiliate of Leonard Green & Partners, L.P. has agreed to purchase the David's Bridal and Priscilla of Boston businesses for approximately $750 million.  Men's Wearhouse has agreed to purchase the After Hours Formalwear business for approximately $100 million. Both transactions are expected to close in the first quarter of 2007, subject to the satisfaction of customary conditions.

Discontinued operations include net sales of approximately $419 million for the 13 weeks ended October 28, 2006 and approximately $1,573 million for the 39 weeks ended October 28, 2006.  Discontinued operations include sales of $365 million for the 13 and 39 weeks ended October 29, 2005.  No consolidated interest expense has been allocated to discontinued operations.  For the 13 weeks ended October 28, 2006, the loss from discontinued operations, including the loss on disposal of the Company's Lord & Taylor division, totaled $39 million before income taxes, with a related income tax benefit of $16 million.  For the 39 weeks ended October 28, 2006, income from discontinued operations, including the loss on disposal of the Company's Lord & Taylor division, totaled $53 million before income taxes, with related income tax expense of $19 million.  For the 13 and 39 weeks ended October 29, 2005, income from discontinued operations totaled $20 million before income taxes, with related income tax expense of $8 million.

The assets and liabilities of discontinued operations at October 28, 2006 are as follows:

(millions)

Merchandise inventories.....................................................	$ 112
Property and Equipment - net.............................................	305
Goodwill and other intangible assets - net............................	475
Other assets.......................................................................	70
$ 962

Accounts payable and accrued liabilities...............................	$ 139
Income taxes.....................................................................	92
Other liabilities...................................................................	9
$ 240

For the remaining businesses to be divested, the fair values were estimated utilizing accepted valuation techniques, including estimated selling prices.  The fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the Consolidated Financial Statements.

5.      Sale of Credit Card Accounts and Receivables

On October 24, 2005, the Company sold to Citibank certain proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owned all of the Company's interest in the Prime Credit Card Master Trust (the foregoing and certain related assets being the "FDS Credit Assets").  The sale of the FDS Credit Assets for a cash purchase price of approximately $3.6 billion resulted in a pre-tax gain of $480 million.  The net proceeds received, after eliminating related receivables backed financings, were used to repay debt associated with the acquisition of May.

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

6.      Income Taxes

On May 24, 2006, the Company received a refund of $155 million from the Internal Revenue Service ("IRS") as a result of settling an IRS examination for fiscal years 2000, 2001, and 2002.   The refund is primarily attributable to losses related to the disposition of a former subsidiary.  As a result of the settlement, the Company recognized a tax benefit of approximately $80 million and approximately $17 million of interest income during the 39 weeks ended October 28, 2006.

As a result of the sale of the FDS Credit Assets, during the 13 and 39 weeks ended October 29, 2005, the Company reduced federal, state and local income tax expense by approximately $85 million to recognize capital loss carryforwards.

7.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share based on income from continuing operations:

	13 Weeks Ended
	October 28, 2006			October 29, 2005
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding...................................	$ 20		540.8	$ 424		477.6
Shares to be issued under deferred compensation plans.......................	-		0.9	-		0.9
	$ 20		541.7	$ 424		478.5

Basic earnings per share..............		$.03			$ .88

Effect of dilutive securities - stock options............................	-		8.2	-		8.4
	$ 20		549.9	$ 424		486.9
Diluted earnings per share............		$.03			$ .87

	39 Weeks Ended
	October 28, 2006			October 29, 2005
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding................................	$ 228		547.1	$ 695		385.2
Shares to be issued under deferred compensation plans......	-		0.9	-		1.0
	$ 228		548.0	$ 695		386.2

Basic earnings per share		$.42			$1.80

Effect of dilutive securities - stock options	-		7.7	-		8.4
	$ 228		555.7	$ 695		394.6

Diluted earnings per share		$.41			$1.76

In addition to the stock options reflected in the foregoing tables, stock options to purchase 6.5 million shares of common stock at prices ranging from $32.21 to $44.45 per share were outstanding at October 28, 2006 and stock options to purchase 6.2 million shares of common stock at prices ranging from $34.84 to $40.26 per share were outstanding at October 29, 2005 but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended October 28, October 29, 2006 2005		39 Weeks Ended October 28, October 29, 2006 2005
Pension Plans	(millions)
Service cost....................................	$ 29	$ 26	$ 91	$ 51
Interest cost....................................	44	34	122	82
Expected return on assets................	(53)	(43)	(154)	(115)
Recognition of net actuarial loss.......	-	13	27	34
	$ 20	$ 30	$ 86	$ 52

SERP Plans
Service cost....................................	$ 2	$ 4	$ 8	$ 7
Interest cost....................................	11	6	30	14
Amortization of prior service cost.....	(1)	-	(1)	-
Recognition of net actuarial loss.......	2	3	8	9
	$ 14	$ 13	$ 45	$ 30

Postretirement Obligations
Service cost....................................	$ -	$ -	$ -	$ -
Interest cost....................................	5	5	15	13
Amortization of prior service cost.....	(1)	(2)	(2)	(4)
Recognition of net actuarial loss.......	-	1	1	2
	$ 4	$ 4	$ 14	$ 11

On October 3, 2006, the Company made a voluntary funding contribution to the Pension Plan of $100 million.

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

The fair value of stock-based awards granted during the 39 weeks ended October 28, 2006 and October 29, 2005 and the weighted average assumptions used to estimate the fair value of stock options are as follows:

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
Weighted average fair value of stock options granted during the period......................	$13.83	$10.55

Weighted average fair value of restricted stock granted during the period........................	$36.24	na

Dividend yield.....................................................	1.5%	1.8%
Expected volatility...............................................	39.8%	37.5%
Risk‑free interest rate.........................................	4.6%	4.3%
Expected life......................................................	5.3 years	5.3 years

During the 39 weeks ended October 28, 2006, the Company recorded approximately $35 million of stock-based compensation expense for stock options, approximately $36 million of stock-based compensation expense for stock credits and approximately $2 million of stock based compensation expense for restricted stock in selling, general and administrative expenses.  During the 39 weeks ended October 29, 2005, the Company recorded approximately $6 million of stock-based compensation expense for stock credits and approximately $1 million of stock based compensation expense for restricted stock in selling, general and administrative expenses.  The income tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation was approximately $27 million and approximately $3 million for the 39 weeks ended October 28, 2006 and October 29, 2005, respectively.

The following table illustrates the pro forma effect on net income and earnings per share for the 13 and 39 weeks ended October 29, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R for stock options granted.

13 Weeks Ended 39 Weeks Ended
October 29, 2005 October 29, 2005
(millions, except per share data)
Net income, as reported.................................	$ 436	$ 707
Add stock-based employee compensation cost included in reported net income, net of related tax benefit.....................................................	(1)	5
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit....................	(6)	(29)
Pro forma net income.......................................	$ 429	$ 683

Earnings per share - net income:
Basic - as reported........................................	$ .91	$ 1.83
Basic - pro forma..........................................	$ .90	$ 1.77
Diluted - as reported......................................	$ .90	$ 1.79
Diluted - pro forma........................................	$ .88	$ 1.72

Stock option activity of the Federated equity plan for the 39 weeks ended October 28, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period....	32,543.0	$21.91
Granted.......................................	4,757.6	36.28
Canceled.....................................	(377.2)	24.56
Exercised....................................	(6,030.0)	20.11		$ 143
Outstanding, end of period............	30,893.4	$24.44
Exercisable, end of period.............	19,027.0	$21.43	4.5	$ 427
Options expected to vest..............	10,169.0	$29.32	8.3	$ 148

Restricted stock award activity for the 39 weeks ended October 28, 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested, beginning of period..........	101,500	$ 12.97
Granted.........................................	286,000	36.24
Vested...........................................	(500)	25.25
Unvested, end of period..................	387,000	$ 30.15

As of October 28, 2006, 16.1 million shares of common stock were available for additional grants pursuant to Federated's equity plan, of which 1.7 million shares were available for grant in the form of restricted stock or restricted stock units. Common stock is delivered out of treasury stock upon the exercise of stock options and grant of restricted stock.  During the 39 weeks ended October 28, 2006, 286,000 shares of Common Stock were granted in the form of restricted stock at market values of $35.82 to $36.44, fully vesting after three years.  No shares of common stock were granted in the form of restricted stock during the 39 weeks ended October 29, 2005. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of restricted stock units or stock appreciation rights under the Federated equity plan.

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

Stock option activity of the May equity plan for the 39 weeks ended October 28, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period...	15,821.6	$32.90
Granted.......................................	1,783.7	38.75
Canceled.....................................	(866.0)	38.04
Exercised....................................	(5,532.8)	31.28		$70
Outstanding, end of period............	11,206.5	$34.24
Exercisable, end of period............	9,465.9	$33.41	4.8	$99
Options expected to vest..............	1,462.1	$38.75	9.5	$8

As of October 28, 2006, 10.8 million shares of common stock were available for additional grants pursuant to the May equity plan, of which 2.2 million shares were available for grant in the form of restricted stock or restricted stock units.  New common stock is issued upon the exercise of stock options and grant of restricted stock.  Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of restricted stock units or stock appreciation rights under the May equity plan.

As of October 28, 2006, the Company had $103 million of unrecognized compensation costs related to unvested stock options which is expected to be recognized over a weighted average period of approximately 2.0 years.

As of October 28, 2006, the Company had $9 million of unrecognized compensation costs related to unvested restricted stock awards which is expected to be recognized over a weighted average period of approximately 1.8 years. The total fair value of restricted stock awards vested during the 39 weeks ended October 28, 2006 and October 29, 2005 was immaterial.

For the 39 weeks ended October 28, 2006, cash received from stock option exercises under the Company's equity plans amounted to approximately $294 million and the tax benefits from exercised stock options and vested restricted stock amounted to approximately $58 million.

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

Condensed consolidating balance sheets as of October 28, 2006, October 29, 2005 and January 28, 2006, the related condensed consolidating statements of income for the 13 and 39 weeks ended October 28, 2006 and October 29, 2005, and the related condensed consolidating statements of cash flows for the 39 weeks ended October 28, 2006 and October 29, 2005 are presented below.

(continued)

FEDERATED DEPARTMENT STORES, INC.
        Notes to Consolidated Financial Statements
      (unaudited)

Condensed Consolidating Balance Sheet
As of October 28, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents........	$ 503	$ 71	$ 215	$ (18)	$ 771
Accounts receivable...........................	4	65	431	(12)	488
Merchandise inventories....................	-	3,633	3,511	(112)	7,032
Supplies and prepaid expenses..........	-	131	169	(32)	268
Assets of discontinued operations....	-	-	-	962	962
Total Current Assets.....................	507	3,900	4,326	788	9,521

Property and Equipment - net..............	2	6,202	5,430	(305)	11,329
Goodwill................................................	-	5,368	4,095	(271)	9,192
Other Intangible Assets - net................	-	311	787	(205)	893
Other Assets..........................................	3	292	422	(7)	710
Intercompany Receivable......................	1,214	-	4,464	(5,678)	-
Investment in Subsidiaries.....................	11,699	8,630	-	(20,329)	-
Total Assets..................................	$13,425	$24,703	$19,524	$(26,007)	$31,645

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt..................................	$ -	$ 654	$ 3	$ -	$ 657
Accounts payable and accrued liabilities...........................................	259	2,579	3,683	(140)	6,381
Income taxes......................................	31	132	246	-	409
Deferred income taxes........................	-	121	34	(91)	64
Liabilities of discontinued operations	-	-	-	240	240
Total Current Liabilities................	290	3,486	3,966	9	7,751

Long-Term Debt....................................	-	7,915	39	(1)	7,953
Intercompany Payable...........................	-	5,678	-	(5,678)	-
Deferred Income Taxes..........................	55	1,005	767	-	1,827
Other Liabilities.....................................	6	109	933	(8)	1,040
Minority Interest *................................	-	-	537	(537)	-
Shareholders' Equity.............................	13,074	6,510	13,282	(19,792)	13,074
Total Liabilities and Shareholders' Equity....................	$13,425	$24,703	$19,524	$(26,007)	$31,645

*  Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

(continued)

FEDERATED DEPARTMENT STORES, INC.
Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 28, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales......................................................	$ -	$ 3,174	$ 3,633	$ (921)	$ 5,886
Cost of sales.................................................	-	(1,997)	(2,167)	651	(3,513)

Inventory valuation adjustments - May integration	-	(7)	(21)	-	(28)

Gross margin....................................................	-	1,170	1,445	(270)	2,345

Selling, general and administrative expenses...........	(2)	(1,255)	(1,086)	249	(2,094)

May integration costs..........................................	-	(98)	(82)	63	(117)

Operating income (loss)..................................	(2)	(183)	277	42	134

Interest (expense) income, net:
External.......................................................	12	(124)	11	(3)	(104)
Intercompany....................................................	16	(113)	97	-	-

Equity in earnings of subsidiaries.........................	(10)	137	-	(127)	-

Income (loss) from continuing operations before income taxes..................................	16	(283)	385	(88)	30

Federal, state and local income tax benefit (expense)	(19)	146	(121)	(16)	(10)

Income (loss) from continuing operations ....	(3)	(137)	264	(104)	20

Discontinued operations, net of income taxes.....	-	-	-	(23)	(23)
Net income (loss)...............................	$ (3)	$ (137)	$ 264	$ (127)	$ (3)

(continued)

FEDERATED DEPARTMENT STORES, INC.
Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Income
For the 39 Weeks Ended October 28, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales.......................................................	$ -	$ 9,806	$10,883	$ (2,878)	$ 17,811
Cost of sales........................................................	-	(6,104)	(6,522)	2,016	(10,610)

Inventory valuation adjustments - May integration	-	(98)	(70)	-	(168)

Gross margin......................................................	-	3,604	4,291	(862)	7,033

Selling, general and administrative expenses.........	(9)	(3,902)	(3,199)	745	(6,365)

May integration costs......................................	-	(160)	(186)	63	(283)

Gains on the sale of accounts receivable...........	-	-	191	-	191

Operating income (loss)....................................	(9)	(458)	1,097	(54)	576

Interest (expense) income, net:
External......................................................	18	(392)	32	1	(341)
Intercompany...............................................	47	(199)	152	-	-

Equity in earnings of subsidiaries............	177	385	-	(562)	-

Income (loss) from continuing operations before income taxes................................	233	(664)	1,281	(615)	235

Federal, state and local income tax benefit (expense)	29	363	(418)	19	(7)

Income (loss) from continuing operations ...........	262	(301)	863	(596)	228

Discontinued operations, net of income taxes.......	-	-	-	34	34
Net income (loss)..........................................	$ 262	$ (301)	$ 863	$ (562)	$ 262

(continued)

FEDERATED DEPARTMENT STORES, INC.
 Notes to Consolidated Financial Statements
(unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 28, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss)...........................	$ 262	$ (301)	$ 863	$ (562)	$ 262
Income from discontinued operations.......	-	-	-	(34)	(34)
Gains on the sale of accounts receivable...	-	-	(191)	-	(191)
May integrations costs...................	-	258	256	(63)	451
Equity in earnings of subsidiaries..............	(177)	(385)	-	562	-
Dividends received from subsidiaries........	512	-	-	(512)	-
Depreciation and amortization..................	1	498	446	-	945
Stock-based compensation expense....	-	37	36	-	73
Proceeds from the sale of proprietary accounts receivable..................	-	-	1,860	-	1,860
(Increase) decrease in working capital....	18	(889)	(469)	15	(1,325)
Other, net ..............................	15	8	(96)	3	(70)
Net cash provided by continuing operating activities...............	631	(774)	2,705	(591)	1,971

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net.............	-	95	(537)	78	(364)
Proceeds from the disposition of discontinued operations...................	-	882	165	-	1,047
Repurchase of accounts receivable......	-	-	(1,141)	-	(1,141)
Proceeds from the sale of repurchased accounts receivable.....................	-	-	1,323	-	1,323
Net cash provided (used) by continuing investing activities........	-	977	(190)	78	865

Cash flows from continuing financing activities:
Debt repaid, net of debt issued...	-	(1,473)	(3)	1	(1,475)
Dividends paid.............................	(208)	-	(512)	512	(208)
Acquisition of common stock, net of common stock issued..................	(766)	-	-	-	(766)
Intercompany activity, net..............	645	1,882	(2,621)	94	-
Other, net.......................	184	(574)	494	-	104
Net cash provided (used) by continuing financing activities...........	(145)	(165)	(2,642)	607	(2,345)

Net cash provided (used) by continuing operations.............................	486	38	(127)	94	491
Net cash provided by discontinued operations	-	-	-	32	32

Net increase (decrease) in cash and cash equivalents .................................	486	38	(127)	126	523
Cash and cash equivalents at beginning of period........................................	17	33	342	(144)	248

Cash and cash equivalents at end of period...	$ 503	$ 71	$ 215	$ (18)	$ 771

(continued)

FEDERATED DEPARTMENT STORES, INC.
Condensed Consolidating Balance Sheet
As of October 29, 2005
(unaudited)

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents...............	$ 14	$ 11	$ 496	$ (252)	$ 269
Accounts receivable.........................	-	64	2,316	(138)	2,242
Merchandise inventories..................	-	3,634	4,227	(454)	7,407
Supplies and prepaid expenses........	-	89	156	(38)	207
Income taxes....................................	384	136	-	(520)	-
Deferred income tax assets..............	-	-	22	(22)	-
Assets of discontinued operations....	-	-	-	1,823	1,823
Total Current Assets...................	398	3,934	7,217	399	11,948

Property and Equipment - net............	2	6,575	6,000	(679)	11,898
Goodwill..............................................	-	9,281	637	(378)	9,540
Other Intangible Assets - net..............	-	114	535	(156)	493
Other Assets........................................	-	86	682	(7)	761
Deferred Income Tax Assets...............	10	274	-	(284)	-
Intercompany Receivable....................	81	3,828	5,546	(9,455)	-
Investment in Subsidiaries...................	12,682	8,965	-	(21,647)	-
Total Assets................................	$13,173	$33,057	$20,617	$(32,207)	$34,640

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt..............................	$ -	$ 2,735	$ 4	$ (1)	$ 2,738
Accounts payable and accrued liabilities........................................	182	2,513	4,013	(564)	6,144
Income taxes..................................	-	1	662	(582)	81
Deferred income taxes....................	-	148	123	(4)	267
Liabilities of discontinued operations	-	-	-	507	507
Total Current Liabilities................	182	5,397	4,802	(644)	9,737

Long-Term Debt..................................	-	8,828	42	(2)	8,868
Intercompany Payable.........................	-	9,455	-	(9,455)	-
Deferred Income Taxes........................	-	735	1,292	(446)	1,581
Other Liabilities...................................	5	869	607	(13)	1,468
Minority Interest *..............................	-	-	519	(519)	-
Shareholders' Equity...........................	12,986	7,773	13,355	(21,128)	12,986
Total Liabilities and Shareholders' Equity.................	$13,173	$33,057	$20,617	$(32,207)	$34,640

*  Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

(continued)

FEDERATED DEPARTMENT STORES, INC.
Condensed Consolidating Statement of Income
For the 13 Weeks Ended October 29. 2005
(Unaudited)

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales.....................................................	$ -	$2,247	$ 4,048	$ (740)	$ 5,555

Cost of sales...............................................	-	(1,354)	(2,445)	487	(3,312)

Gross margin...........................................	-	893	1,603	(253)	2,243

Selling, general and administrative expense	(2)	(945)	(1,259)	233	(1,973)

May integration costs................................	-	-	(63)	-	(63)

Gain on the sale of accounts receivable...	-	140	340	-	480

Operating income (loss).......................	(2)	88	621	(20)	687

Interest (expense) income, net:
External...........................................	(10)	(121)	(14)	-	(145)
Intercompany....................................	26	(43)	17	-	-

Equity in earnings of subsidiaries.............	427	105	-	(532)	-

Income from continuing operations before income taxes.................	441	29	624	(552)	542

Federal, state and local income taxes.........	(5)	8	(126)	5	(118)

Income from continuing operations ....	436	37	498	(547)	424

Discontinued operations, net of income taxes	-	-	-	12	12

Net income....................................	$ 436	$ 37	$ 498	$ (535)	$ 436

(continued)

FEDERATED DEPARTMENT STORES, INC.
Condensed Consolidating Statement of Income
For the 39 Weeks Ended October 29. 2005
(Unaudited)

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales..............................................	$ -	$2,247	$11,312	$ (740)	$12,819

Cost of sales....................................	-	(1,354)	(6,747)	487	(7,614)

Gross margin.....................................	-	893	4,565	(253)	5,205

Selling, general and administrative expenses..	(6)	(945)	(3,674)	233	(4,392)

May integration costs..........................	-	-	(63)	-	(63)

Gain on the sale of accounts receivable........	-	140	340	-	480

Operating income (loss).............	(6)	88	1,168	(20)	1,230

Interest (expense) income, net:
External.................................................	(90)	(121)	(42)	-	(253)
Intercompany......................................	144	(43)	(101)	-	-

Equity in earnings of subsidiaries...........	677	105	-	(782)	-

Income from continuing operations before income taxes.....................	725	29	1,025	(802)	977

Federal, state and local income taxes.........	(18)	8	(277)	5	(282)

Income from continuing operations..............	707	37	748	(797)	695

Discontinued operations, net of income taxes	-	-	-	12	12

Net income................................	$ 707	$ 37	$ 748	$ (785)	$ 707

(continued)

FEDERATED DEPARTMENT STORES, INC.
Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 29, 2005
(Unaudited)

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income.............................	$ 707	$ 37	$ 748	$ (785)	$ 707
Income from discontinued operations.	-	-	-	(12)	(12)
Gain on the sale of accounts receivable	-	(94)	(386)	-	(480)
May integration costs......................	-	-	63	-	63
Equity in earnings of subsidiaries.........	(677)	(105)	-	782	-
Depreciation and amortization.........	-	114	530	(5)	639
Stock-based compensation expense.	2	-	5	-	7
Proceeds from sale of proprietary accounts receivable...................	-	94	2,101	-	2,195
(Increase) decrease in working capital not separately identified..............	(414)	(481)	237	(61)	(719)
Other, net...................................	101	(122)	(28)	(35)	(84)
Net cash provided (used) by continuing operating activities.....	(281)	(557)	3,270	(116)	2,316

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net..........	-	(54)	(308)	(2)	(364)
Acquisition of The May Department Stores Company, net of cash acquired.	(5,339)	-	-	-	(5,339)
Proceeds from sale of non-proprietary accounts receivable.............	-	-	1,388	-	1,388
Increase in non-proprietary accounts receivable...............	-	-	(131)	-	(131)
Net cash provided (used) by continuing investing activities......	(5,339)	(54)	949	(2)	(4,446)

Cash flows from continuing financing activities:
Debt issued, net of repayments............	4,579	(2,097)	(1,240)	-	1,242
Dividends paid.................................	(89)	-	-	-	(89)
Issuance of common stock, net.......	243	-	-	-	243
Intercompany activity, net....................	204	2,640	(2,665)	(179)	-
Other, net..............................	11	79	(2)	-	88
Net cash provided (used) by continuing financing activities......	4,948	622	(3,907)	(179)	1,484

Net cash provided (used) by continuing operations................	(672)	11	312	(297)	(646)
Net cash provided by discontinued operations	-	-	-	47	47

Net increase (decrease) in cash and cash equivalents .......................	(672)	11	312	(250)	(599)
Cash and cash equivalents at beginning of period..........................................	686	-	184	(2)	868

Cash and cash equivalents at end of period	$ 14	$ 11	$ 496	$ (252)	$ 269

(continued)

FEDERATED DEPARTMENT STORES, INC.
Notes to Consolidated Financial Statements
unaudited)

Condensed Consolidating Balance Sheet
As of January 28, 2006

(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.........	$ 17	$ 33	$ 342	$ (144)	$ 248
Accounts receivable....................	-	94	2,584	(156)	2,522
Merchandise inventories.............	-	3,049	2,829	(419)	5,459
Supplies and prepaid expenses....	-	105	133	(35)	203
Income taxes...............................	99	-	-	(99)	-
Deferred income tax assets..........	3	46	-	(49)	-
Assets of discontinued operations	-	-	-	1,713	1,713
Total Current Assets................	119	3,327	5,888	811	10,145

Property and Equipment - net........	2	6,979	5,680	(627)	12,034
Goodwill.........................................	-	5,565	4,244	(289)	9,520
Other Intangible Assets - net........	-	527	710	(157)	1,080
Other Assets...................................	4	129	282	(26)	389
Intercompany Receivable...............	1,805	-	4,755	(6,560)	-
Investment in Subsidiaries..............	11,754	11,177	-	(22,931)	-
Total Assets............................	$13,684	$27,704	$21,559	$(29,779)	$33,168

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.............................	$ -	$ 1,319	$ 5	$ (1)	$ 1,323
Accounts payable and accrued liabilities...................................	114	2,804	2,785	(457)	5,246
Income taxes................................	-	170	383	(99)	454
Deferred income taxes................	-	-	225	(122)	103
Liabilities of discontinued operations..........................	-	-	-	464	464
Total Current Liabilities.............	114	4,293	3,398	(215)	7,590

Long-Term Debt.............................	-	8,781	81	(2)	8,860
Intercompany Payable..................	-	6,560	-	(6,560)	-
Deferred Income Taxes.................	45	415	1,302	(58)	1,704
Other Liabilities..............................	6	867	635	(13)	1,495
Minority Interest *........................	-	-	518	(518)	-
Shareholders' Equity.....................	13,519	6,788	15,625	(22,413)	13,519
Total Liabilities and Shareholders' Equity............	$13,684	$27,704	$21,559	$(29,779)	$33,168

*  Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

(continued)

FEDERATED DEPARTMENT STORES, INC.

Notes to Consolidated Financial Statements
Unaudited)

11.  Subsequent Event

     On November 29, 2006, the Company issued $1,100 million aggregate principal amount of 5.90% senior unsecured notes due 2016.  On December 4, 2006, the Company used the net proceeds of the issuance of such notes, together with cash on hand, to repurchase approximately $957 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of approximately $1,201 million.  The repurchased outstanding senior unsecured notes had stated interest rates ranging from 7.60% to 10.25%, a weighted-average interest rate of 8.53% and had maturities from 2019 to 2036.  In connection with the repurchase of the senior unsecured notes, on November 21, 2006, the Company entered into reverse Treasury lock agreements, which are derivative financial instruments, with an aggregate notional amount of $900 million.  These agreements were settled on December 4, 2006, with a net payment to the Company of approximately $4 million.  The derivative financial instruments were used to mitigate the Company's exposure to interest rate sensitivity during the period between the date on which the 5.90% senior unsecured notes were priced and the date on which the applicable consideration payable with respect to the cash repurchase of senior unsecured notes was finalized.  As a result of these transactions, the Company expects to record a one-time pre-tax gain of approximately $54 million in the fourth quarter of 2006.

FEDERATED DEPARTMENT STORES, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations

For purposes of the following discussion, all references to "third quarter of 2006" and "third quarter of 2005" are to the Company's 13-week fiscal periods ended October 28, 2006 and October 29, 2005, respectively, and all references to "2006" and "2005" are to the Company's 39-week fiscal periods ended October 28, 2006 and October 29, 2005, respectively.

The Company is a retail organization operating retail stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Puerto Rico and Guam.  The Company operates coast-to-coast exclusively under two retail brands - Macy's and Bloomingdale's.  The Company's operations are significantly impacted by competitive pressures from department stores, specialty stores, mass merchandisers and all other retail channels.  The Company's operations are also significantly impacted by general consumer-spending levels, which are driven in part by consumer confidence and employment levels.

In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy's brand, converting all of the Company's regional store nameplates to the Macy's nameplate.  This strategy allows the Company to magnify the impact of its marketing efforts on a nationwide basis, as well as to leverage major events such as the Macy's Thanksgiving Day Parade and Macy's 4th of July fireworks.

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

Over the past several years, the Company focused on four key priorities for improving the business over the longer term: differentiating and editing merchandise assortments; simplifying pricing; improving the overall shopping experience; and communicating better with customers through more brand focused and effective marketing.  The Company believes that its recent results indicate that these strategies are working and that the customer is responding in a favorable manner.  In 2005, the Company launched a new nationwide Macy's customer loyalty program, called Star Rewards, in coordination with the launch of the Macy's nameplate in cities across the country.  The program provides an enhanced level of offers and benefits to Macy's best credit card customers.

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

The Merger has had and is expected to continue to have a material effect on the Company's consolidated financial position, results of operations and cash flows. The Company continues to expect to realize approximately $175 million of cost savings in 2006 and at least $450 million of annual cost savings starting in 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company with respect to systems, logistics, store operations and credit management.  The Merger is also expected to accelerate comparable store sales growth. The Company anticipates incurring approximately $110 million of May integration costs (including inventory valuation adjustments) in the remaining quarter of fiscal 2006.

The Company added about 400 Macy's locations nationwide in 2006 as it converted the regional department store nameplates acquired through the Merger.  In conjunction with the conversion process, the Company has identified approximately 80 locations to be divested, including approximately 40 current May stores having operated in 11 states under various nameplates, as well as approximately 40 Macy's stores having operated in 15 states. Locations identified for divestiture accounted for approximately $2.2 billion of annual 2005 sales on a pro forma basis.  As of December 7, 2006, the Company had sold or entered into agreements for the sale of 63 of these stores.  The Company is continuing to study its store portfolio in light of the Merger and some plans may change.

On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively.  In October 2006, the Company completed the sale of its Lord & Taylor division to NRDC Equity Partners, LLC for $1,047 million in cash and a long-term note receivable of approximately $17 million.  On November 17, 2006, the Company announced that it signed agreements to sell the bridal group business in two separate transactions totaling $850 million in cash, subject to certain adjustments.  An affiliate of Leonard Green & Partners, L.P. has agreed to purchase the David's Bridal and Priscilla of Boston businesses for approximately $750 million.  Men's Wearhouse has agreed to purchase the After Hours Formalwear business for approximately $100 million. Both transactions are expected to close in the first quarter of 2007, subject to the satisfaction of customary conditions.  As a result of the Company's decision to dispose of these businesses, these businesses are being reported as discontinued operations.  Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

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

Results of Operations

Comparison of the 13 Weeks Ended October 28, 2006 and October 29, 2005

The net loss for the third quarter of 2006 was $3 million compared to net income of $436 million in the third quarter of 2005.  The net loss for the third quarter of 2006 includes income from continuing operations of $20 million and a loss from discontinued operations of $23 million.  The loss from discontinued operations includes the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis, or $38 million after income taxes.  The income from continuing operations in the third quarter of 2006 includes the impact of $145 million of May integration costs and related inventory valuation adjustments.  Net income for the third quarter of 2005 included income from continuing operations of $424 million and income from discontinued operations of $12 million.  The income from continuing operations in the third quarter of 2005 included the impact of $63 million of May integration costs and related inventory valuation adjustments and a $480 million gain on the sale of accounts receivable.

Net sales for the third quarter of 2006 totaled $5,886 million, compared to net sales of $5,555 million for the third quarter of 2005, an increase of $331 million or 6%.  Net sales for the third quarter of 2006, compared to the third quarter of 2005, were negatively impacted by the exclusion of 77 duplicate store locations where clearance sales have been completed, which was partially offset by the additional month of reported sales of acquired May stores.  Net sales for acquired May stores included in the Company's total net sales were $2,111 million for the third quarter of 2006 compared to $2,016 million for the third quarter of 2005.  The weakness in the acquired May stores was focused in the home areas.  On a comparable store basis (sales from Bloomingdale's and Macy's stores in operation throughout 2005 and 2006 and all Internet sales and mail order sales from continuing businesses), net sales for the third quarter of 2006 were up 5.9 percent compared to the third quarter of 2005.  Sales in the third quarter of 2006 were strongest at Macy's Florida and Bloomingdale's.  Macys.com also had strong sales in the third quarter of 2006, benefiting from the spread of the Macy's name and the national advertising.  By family of business, sales in the legacy Macy's and Bloomingdale's branded stores during the third quarter of 2006 were strongest in women's apparel, handbags, hosiery, shoes, sleepwear and cosmetics and were weakest in the big ticket home related areas. Sales of the Company's private brand merchandise sold well across the store in the third quarter of 2006.

Cost of sales was $3,513 million or 59.7% of net sales for the third quarter of 2006, compared to $3,312 million or 59.6% of net sales for the third quarter of 2005, an increase of $201 million.  Cost of sales for September and October 2005 include the continuing operations of May, which represented $1,192 million or 59.1% of May net sales.  In addition, gross margin for the third quarter of 2006 reflects $28 million of inventory valuation adjustments related to the integration of May and Federated merchandise assortments.   The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were $2,094 million or 35.6% of net sales for the third quarter of 2006, compared to $1,973 million or 35.5% of net sales for the third quarter of 2005, an increase of $121 million.  SG&A expenses for September and October 2005 include the continuing operations of May, which represented $771 million or 38.3% of May net sales.  The SG&A expense rate in the third quarter of 2006 was negatively impacted by higher depreciation and amortization expense and higher stock-based compensation expenses, including the expensing of stock options.  Depreciation and amortization expense was $315 million for the third quarter of 2006, compared to $284 million for the third quarter of 2005.  Stock-based compensation expense was $30 million for the third quarter of 2006, compared to $2 million of income for the third quarter of 2005.

May integration costs for the third quarter of 2006 amounted to $117 million, primarily related to costs associated with the closing of duplicate store locations and the re-branding-related marketing and advertising costs.  May integration costs for the third quarter of 2005 amounted to $63 million, primarily related to impairment charges for certain Macy's stores to be closed and sold.

A pre-tax gain of $480 million was recorded in the third quarter of 2005 in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $104 million for the third quarter of 2006, compared to $145 million for the third quarter of 2005, benefiting from the pay-down of acquisition-related borrowings primarily with the proceeds from the sales of credit card accounts and receivables.

The Company's effective income tax rate of 32.9% for the third quarter of 2006 and 21.8% for the third quarter of 2005 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the impact of the settlement of various state tax examinations, the utilization of capital loss carryforwards and the effect of state and local income taxes.  Federal, state and local income tax expense for the third quarter of 2005 was reduced by approximately $85 million to recognize capital loss carryforwards realized as a result of the sale of credit card accounts and receivables.

For the third quarter of 2006, the loss from the discontinued operations of the acquired May bridal group and Lord & Taylor businesses, net of income taxes, was $23 million on sales of approximately $419 million.  The loss from discontinued operations includes the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis, or $38 million after income taxes.  The loss on disposal reflects the exclusion of certain properties under the purchase agreement and a corresponding reduction in purchase price.  For the third quarter of 2005, income from the discontinued operations of the acquired May bridal group and Lord & Taylor business, net of income taxes was $12 million on sales of approximately $365 million.

Comparison of the 39 Weeks Ended October 28, 2006 and October 29, 2005

Net income for 2006 was $262 million compared to net income of $707 million in 2005.  The net income for 2006 includes income from continuing operations of $228 million and income from discontinued operations of $34 million.  The income from continuing operations in 2006 includes the impact of $451 million of May integration costs and related inventory valuation adjustments, the impact of $191 million of gains on the sale of accounts receivable, $88 million of additional interest expense associated with the increased levels of borrowings associated with the acquisition of May and a $155 million favorable tax settlement.  The income from discontinued operations for 2006 includes the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis, or $38 million after income taxes.  The net income for 2005 includes income from continuing operations of $695 million and income from discontinued operations of $12 million.  The income from continuing operations in 2005 includes the impact of $63 million of May integration costs and the impact of a $480 million gain on the sale of accounts receivable.

Net sales for 2006 totaled $17,811 million, compared to net sales of $12,819 million for 2005, an increase of $4,992 million or 39%.  Net sales for acquired May stores included in the Company's total net sales were $6,597 million for 2006 compared to $2,016 million for 2005.  On a comparable store basis (sales from Bloomingdale's and Macy's stores in operation throughout 2005 and 2006 and all Internet sales and mail order sales from continuing businesses), net sales for 2006 were up 3.5 percent compared to 2005.  Sales in 2006 were strongest at Macy's Florida and Bloomingdale's.  By family of business, sales in the legacy Macy's and Bloomingdale's branded stores during 2006 were strongest in dresses, junior's, young men's, cosmetics and fragrances and were weakest in the home related areas.

Cost of sales was $10,610 million or 59.6% of net sales for 2006, compared to $7,614 million or 59.4% of net sales for 2005, an increase of $2,996 million. Cost of sales for September and October 2005 include the continuing operations of May, which represented $1,192 million or 59.1% of May net sales.  In addition, gross margin for 2006 reflects $168 million of inventory valuation adjustments related to the integration of May and Federated merchandise assortments.   The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $6,365 million or 35.8% of net sales for 2006, compared to $4,392 million or 34.3% of net sales for 2005, an increase of $1,973 million.  SG&A expenses for September and October 2005 include the continuing operations of May, which represented $771 million or 38.3% of May net sales.  The SG&A expense rate in 2006 was negatively impacted by higher depreciation and amortization expense, higher retirement expenses and higher stock-based compensation expenses, including the expensing of stock options.  Depreciation and amortization expense was $945 million for 2006, compared to $639 million for 2005.  Pension and supplementary retirement plan expense amounted to $131 million for 2006, compared to $82 million for 2005. Stock-based compensation expense was $73 million for 2006, compared to $7 million for 2005.

May integration costs for 2006 amounted to $283 million, primarily related to costs associated with the closing of duplicate store locations, partially offset by gains from the sale of Federated locations, and the re-branding-related marketing and advertising costs.  May integration costs for 2005 amounted to $63 million, primarily related to impairment charges for certain Macy's stores to be closed and sold.

Pre-tax gains of $191 million and $480 million were recorded in 2006 and 2005, respectively, in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $341 million for 2006, compared to $253 million for 2005.  The increase in net interest expense in 2006 over 2005 is due to the increased levels of borrowings associated with the acquisition of May, partially offset by $17 million of interest income related to the settlement of tax examinations.

The Company's effective income tax rate of 3.0% for 2006 and 28.9% for 2005 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the settlement of tax examinations, the utilization of capital loss carryforwards and the effect of state and local income taxes.  The federal, state and local income tax expense for 2006 included a benefit of approximately $80 million relating to the settlement of tax examinations, primarily attributable to losses related to the disposition of a former subsidiary.  Federal, state and local income tax expense for 2005 was reduced by approximately $85 million to recognize capital loss carryforwards realized as a result of the sale of credit card accounts and receivables.

For 2006, income from the discontinued operations of the acquired May bridal group and Lord & Taylor businesses, net of income taxes, was $34 million on sales of approximately $1,573 million.  The income from discontinued operations for 2006 includes the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis, or $38 million after income taxes.

The loss on disposal reflects the exclusion of certain properties under the purchase agreement and a corresponding reduction in purchase price.  For 2005, income from the discontinued operations of the acquired May bridal group and Lord & Taylor businesses, net of income taxes, was $12 million on sales of approximately $365 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and available credit facilities.

Net cash provided by continuing operating activities in 2006 was $1,971 million, compared to the $2,316 million of net cash provided in 2005.  The decrease in net cash provided by continuing operating activities in 2006 reflects lower net income, lower proceeds from the sale of proprietary accounts receivable, and a greater increase in merchandise inventories, partially offset by higher depreciation and amortization expense, higher May integration costs and smaller gains on the sale of accounts receivable.

Net cash provided by continuing investing activities was $865 million for 2006, compared to net cash used by continuing investing activities of $4,446 million for 2005.  Continuing investing activities for 2006 included purchases of property and equipment totaling $804 million and capitalized software of $61 million.  Continuing investing activities for 2006 also included the repurchase of accounts receivable from GE Bank and the subsequent sale to Citigroup and $1,047 million of proceeds from the disposition of the discontinued operations of the Company's Lord & Taylor division and $494 million from disposal of property and equipment, primarily from the sale of approximately 60 duplicate store locations. Continuing investing activities for 2005 included purchases of property and equipment totaling $321 million, capitalized software of $59 million, the $5,339 million related to the acquisition of May and $1,388 million of proceeds from the sale of non-proprietary accounts receivable.

Net cash used by the Company from all continuing financing activities was $2,345 million for 2006, including the repayment of $1,521 million of debt, the acquisition of 28 million shares of Company common stock at an approximate cost of $1,118 million and cash dividends paid of $208 million, partially offset by the issuance of $352 million of Company common stock, primarily related to the exercise of stock options.  The debt repaid in 2006 includes $1,199 million of short-term borrowings associated with the acquisition of May, $100 million of 8.85% senior debentures due 2006 and $200 million of 8.30% debentures due 2026.  The $200 million of 8.30% debentures due 2026 was redeemed on July 17, 2006.

Net cash provided by the Company from all continuing financing activities was $1,484 million for 2005, including the issuance of $4,580 million of short-term debt used to finance the acquisition of May, the repayment of approximately $3,338 million of debt, the issuance of $250 million of its common stock, primarily related to the exercise of stock options, and $89 million of cash dividends paid.  The debt repaid in 2005 includes $1,200 million of receivables backed financings and approximately $2,100 million of acquisition-related borrowings, which repayments were primarily funded from the net proceeds received from the sale of the credit card accounts and receivables.  The Company acquired no shares of its common stock under its share repurchase program during 2005.

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

On August 25, 2006, the Company's board of directors approved an additional $2,000 million authorization to the Company's existing share repurchase program.  The new authorization is additive to the existing repurchase program, which as of October 28, 2006 had approximately $1,553 million of authorization remaining.  The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On October 26, 2006, the Company's board of directors declared a regular quarterly dividend of 12.75 cents per share on its common stock, payable January 2, 2007 to Federated shareholders of record at the close of business on December 15, 2006.

On November 29, 2006, the Company issued $1,100 million aggregate principal amount of 5.90% senior unsecured notes due 2016.  On December 4, 2006, the Company used the net proceeds of the issuance of such notes, together with cash on hand, to repurchase approximately $957 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of approximately $1,201 million.  The repurchased outstanding senior unsecured notes had stated interest rates ranging from 7.60% to 10.25%, a weighted-average interest rate of 8.53% and had maturities from 2019 to 2036.  In connection with the repurchase of the senior unsecured notes, on November 21, 2006, the Company entered into reverse Treasury lock agreements, which are derivative financial instruments, with an aggregate notional amount of $900 million.  These agreements were settled on December 4, 2006, with a net payment to the Company of approximately $4 million.  The derivative financial instruments were used to mitigate the Company's exposure to interest rate sensitivity during the period between the date on which the 5.90% senior unsecured notes were priced and the date on which the applicable consideration payable with respect to the cash repurchase of senior unsecured notes was finalized.  As a result of these transactions, the Company expects to record a one-time pre-tax gain of approximately $54 million in the fourth quarter of 2006 and to incur approximately $7 million less interest expense and pay approximately $18 million less cash interest in fiscal 2007, which ends February 2, 2008.

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

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 28, 2006, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 28, 2006 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of common stock during the third quarter of 2006:

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)

July 30, 2006 - August 26, 2006	3,112	37.31	3,112	2,267

August 27, 2006 - September 30, 2006	5,237	39.78	5,237	2,059

October 1, 2006 - October 28, 2006	11,448	44.21	11,448	1,553

Total	19,797	41.95	19,797

_______________________

(1)        The Company's board of directors initially approved a $500 million authorization to purchase common stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003, additional $750 million authorizations on each of February 27, 2004 and July 20, 2004 and approved an additional authorization of $2,000 million on August 25, 2006.  All authorizations are cumulative and do not have an expiration date.

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

Item 6.            Exhibits

4.1

Indenture, dated as of November 2, 2006, by and among Federated Retail Holdings, Inc., the Company and U.S. Bank National Association (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006.

4.1.1	First Supplemental Indenture, dated November 29, 2006, among Federated Retail Holdings, Inc., the Company and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed November 29, 2006).

10.1	Amended and Restated Credit Agreement dated as of August 30, 2006 among the Company, Federated Retail Holdings, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as administrative agents, and JPMorgan Chase Bank, N.A. as paying agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 1, 2006).

10.2	Guarantee Agreement, dated as of August 30, 2006, among the Company, Federated Retail Holdings, Inc. and JPMorgan Chase Bank, N.A. as paying agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed September 1, 2006).

10.3	Agreement between Federated Corporate Services, Inc. and Ronald W. Tysoe, dated as of October 2, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 3, 2006).

10.4	Form of Amendment No. 1 to Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed November 2, 2006).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

FEDERATED DEPARTMENT STORES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

Dated: December 7, 2006	By: /s/Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)