Form 10-K
period 2007-02-03
FEDERATED DEPARTMENT STORES INC /DE/
filed 2007-04-04
CIK 794367

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 3, 2007	Commission File Number: 1-13536

Federated Department Stores, Inc.

7 West Seventh Street
Cincinnati, Ohio 45202
(513) 579-7000
and
151 West 34th Street
New York, New York 10001
(212) 494-1602

Incorporated in Delaware	I.R.S. No. 13-3324058

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, par value $.01 per share 7.45% Senior Debentures due 2017 6.79% Senior Debentures due 2027 7% Senior Debentures due 2028	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 29, 2006) was approximately $19,061,683,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2007

Common Stock, $0.01 par value per share	454,663,061 shares

DOCUMENTS INCORPORATED BY REFERENCE

Parts Into
Document	Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2007 (Proxy Statement)	Part III

Explanatory Note

On August 30, 2005, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 27, 2005, by and among Federated Department Stores, Inc. (“Federated”), The May Department Stores Company, a Delaware corporation (“May”), and Milan Acquisition LLC (formerly known as Milan Acquisition Corp.), a wholly owned subsidiary of the Company (“Merger Sub”), May merged with and into Merger Sub (the “Merger”). As a result of the Merger, May’s separate corporate existence terminated. Upon the completion of the Merger, Merger Sub was merged with and into Federated, and Merger Sub’s separate corporate existence terminated.

Unless the context requires otherwise (i) references herein to the “Company” are, for all periods prior to August 30, 2005 (the “Merger Date”), references to Federated and its subsidiaries and their respective predecessors, and for all periods following the Merger Date, references to the surviving corporation in the Merger and its subsidiaries, and (ii) references to “2006,” “2005,” “2004,” “2003” and “2002“are references to the Company’s fiscal years ended February 3, 2007, January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Forward-Looking Statements

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including:

•	risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials;

•	adverse changes in relationships with vendors and other product and service providers;

•	systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the company in the event of such a breach;

•	risks related to currency and exchange rates and other capital market, economic and geo-political conditions;

•	risks associated with severe weather and changes in weather patterns;

•	risks associated with an outbreak of an epidemic or pandemic disease;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities;

•	risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards;

•	risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes;

•	risks related to duties, taxes, other charges and quotas on imports;

•	competitive pressures from department and specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels, including the Internet, mail-order catalogs and television; and

•	general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather or natural disasters.

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

Upon the completion of the Merger, the Company acquired May’s approximately 500 department stores and approximately 800 bridal and formalwear stores. All locations retained by the Company that operated under the following May nameplates were converted to the Macy’s or Bloomingdale’s nameplate by the end of 2006: “Famous-Barr,” “Filene’s,” “Foley’s,” “Hecht’s,” “Kaufmann’s,” “Lord & Taylor,” “L.S. Ayres,” “Marshall Field’s,” “Meier & Frank,” “Robinsons-May,” “Strawbridge’s” and “The Jones Store.” In connection with the Merger, the Company announced its intention to divest certain of these stores and certain Macy’s stores. As of April 3, 2007, the Company had sold approximately 65 of these stores.

On September 20, 2005, the Company announced its intention to divest May’s Bridal Group division, which included the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston. In January 2007, the Company completed the sale of its David’s Bridal and Priscilla of Boston businesses for approximately $740 million in cash. The sale included 273 David’s Bridal stores and 10 Priscilla of Boston locations. The Company expects the sale of its 507-store After Hours Formalwear business, which includes Mr. Tux stores in New England, to be completed in the first half of 2007.

On January 12, 2006, the Company announced its intention to divest May’s Lord & Taylor department store division. The Lord & Taylor division included 55 department stores, including six stores scheduled to be closed, of which one was retained by the Company and will be reopened as a Macy’s. In October 2006, the Company completed the sale of its Lord & Taylor division for approximately $1,047 million in cash and a long-term note receivable of approximately $17 million.

As of February 3, 2007, the continuing operations of the Company, through its various divisions, operated more than 850 retail stores in 45 states, the District of Columbia, Guam and Puerto Rico under the names “Macy’s” and “Bloomingdale’s.”

The Company’s retail stores sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods, and are diversified by size of store, merchandising character and character of community served. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.

The Company, through its divisions, conducts electronic commerce and direct-to-customer mail catalog businesses under the names “macys.com,” “bloomingdales.com” and “Bloomingdale’s By Mail.” Additionally, the Company offers an on-line bridal registry to customers.

For 2006, 2005 and 2004, the following merchandise constituted the following percentages of sales:

	2006	2005	2004

Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	35%	34%	33%
Feminine Apparel	28	27	27
Men’s and Children’s	22	22	21
Home / Miscellaneous	15	17	19

	100%	100%	100%

The Company provides various support functions to its retail operating divisions on an integrated, company-wide basis.

•	The Company’s subsidiary, FDS Bank, and its financial, administrative and credit services subsidiary, FACS Group, Inc. (“FACS”), provide credit processing, certain collections, customer service and credit marketing services for the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary and non-proprietary credit card accounts owned by Department Stores National Bank (“DSNB”), a subsidiary of Citibank, N.A. and FDS Bank. In addition, FACS provides payroll and benefits services to the Company’s retail operating and service subsidiaries and divisions.

As previously reported, on June 1, 2005, the Company and certain of its subsidiaries entered into a Purchase, Sale and Servicing Transfer Agreement (the “Purchase Agreement”) with Citibank, N.A. (together with its subsidiaries, as applicable, “Citibank”). The Purchase Agreement provided for, among other things, the purchase by Citibank of substantially all of (i) the credit card accounts and related receivables and other related assets owned by FDS Bank, (ii) the “Macy’s” credit card accounts owned by GE Money Bank, immediately upon the purchase back by the Company of such accounts, and (iii) the proprietary credit card accounts owned by May and related receivables balances (collectively, the “Credit Assets”). Various arrangements between the Company and Citibank in respect of the Credit Assets are set forth in a credit card program agreement, including arrangements relating to the servicing of the Credit Assets by FDS Bank and FACS.

•	Federated Systems Group, Inc. (“FSG”), a wholly-owned indirect subsidiary of the Company, provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service subsidiaries and divisions.

•	Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned indirect subsidiary of the Company, is responsible for all of the private label development of the Company’s Macy’s divisions. MMG also helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store markets. Bloomingdale’s uses MMG for some of its private label merchandise but also sources some of its private label merchandise through Associated Merchandising Corporation.

•	Federated Logistics and Operations (“FLO”), a division of a subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating subsidiaries and divisions.

•	Macy’s Home Store, LLC, a wholly-owned indirect subsidiary of the Company, is responsible for the overall strategy, merchandising and marketing of home-related merchandise categories in all of the Company’s Macy’s stores.

•	A specialized staff maintained in the Company’s corporate offices provides services for all divisions of the Company in such areas as accounting, legal, marketing, real estate and insurance, as well as various other corporate office functions.

FACS, FSG and MMG also offer their services to unrelated third parties.

The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.

Employees.  As of February 3, 2007, the Company’s continuing operations had approximately 188,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of February 3, 2007 were represented by unions. Management considers its relations with its employees to be satisfactory.

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

Purchasing.  The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2006. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

Competition.  The retailing industry is intensely competitive. The Company’s stores and direct-to-customer business operations compete with many retailing formats in the geographic areas in which they operate, including department stores, specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets, among others. The retailers with which the Company competes include Bed Bath & Beyond, Belk, Dillard’s, Gap, J.C. Penney, Kohl’s, Limited, Linens ’n Things, Neiman Marcus, Nordstrom, Saks, Sears, Stage Stores, Target, TJ Maxx and Wal-Mart. The Company seeks to attract customers by offering superior selections, value pricing, and strong private label merchandise in stores that are located in premier locations, and by providing an exciting shopping environment and superior service. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

Available Information.  The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at http://www.fds.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The public also may read and copy any of these filings at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains the Company’s filings; the address of that site is http://www.sec.gov. In addition, the Company has made the following available free of charge through its website at http://www.fds.com:

•	Audit Committee Charter,

•	Compensation and Management Development Committee Charter,

•	Nominating and Corporate Governance Committee Charter,

•	Corporate Governance Principles, and

•	Code of Business Conduct and Ethics.

Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Federated Department Stores, Inc. at 7 West 7th Street, Cincinnati, OH 45202.

Executive Officers of the Registrant.

The following table sets forth certain information as of April 3, 2007 regarding the executive officers of the Company:

Name	Age	Position with the Company

Terry J. Lundgren	55	Chairman of the Board; President and Chief Executive Officer; Director
Thomas G. Cody	65	Vice Chair
Thomas L. Cole	58	Vice Chair
Janet E. Grove	55	Vice Chair
Susan D. Kronick	55	Vice Chair
Karen M. Hoguet	50	Executive Vice President and Chief Financial Officer
Dennis J. Broderick	58	Senior Vice President, General Counsel and Secretary
Joel A. Belsky	53	Vice President and Controller

Terry J. Lundgren has been Chairman of the Board since January 2004 and President and Chief Executive Officer of the Company since February 2003; prior thereto he served as the President / Chief Operating Officer and Chief Merchandising Officer of the Company from April 2002 to February 2003. Mr. Lundgren served as the President and Chief Merchandising Officer of the Company from May 1997 to April 2002.

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

Susan D. Kronick has been Vice Chair, Department Store Divisions of the Company since February 2003; prior thereto she served as Group President, Regional Department Stores of the Company from April 2001 to February 2003; and prior thereto as Chairman and Chief Executive Officer of Macy’s Florida (formerly known as Burdines, Inc.) from June 1997 to February 2003.

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

The Company conducts its retail merchandising business under highly competitive conditions. Although the Company is one of the nation’s largest retailers, it has numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, category killers, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition may intensify as the Company’s competitors enter into business combinations or alliances. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. If the Company does not compete effectively with regard to these factors, its results of operations could be materially and adversely affected.

The Company’s sales and operating results depend on consumer preferences and consumer spending.

The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending. The Company’s sales and operating results depend in part on its ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. The Company develops new retail concepts and continuously adjusts its industry position in certain major and private-label brands and product categories in an effort to satisfy customers. Any sustained failure to anticipate, identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on the Company’s business. Consumer spending may be affected by many factors outside of the Company’s control, including competition from store-based retailers, mail-order and Internet companies, consumer confidence and preferences, consumers’ disposable income, weather that affects consumer traffic and general economic conditions.

A privacy breach could adversely affect the Company’s business.

The protection of customer, employee, and company data is critical to the Company. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across business units. In addition, customers have a high expectation that the Company will adequately protect their personal information. A significant breach of customer, employee, or company data could damage the Company’s reputation and result in lost sales, fines, or lawsuits.

The Company depends upon its relationships with designers, vendors and other sources of merchandise.

The Company’s relationships with established and emerging designers have been a significant contributor to the Company’s past success. The Company’s ability to find qualified vendors and access products in a timely and efficient manner is often challenging, particularly with respect to goods sourced outside the United States. Political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, each of which affects the Company’s ability to access suitable merchandise on acceptable terms, are beyond the Company’s control and could adversely impact the Company’s performance.

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

In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of the Company’s stores or warehouses located in the affected areas, thereby disrupting the Company’s business operations.

A regional or global health pandemic could severely affect the Company’s business.

A health pandemic is a disease that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its location, duration and severity, the Company’s business could be severely affected. Customers might avoid public places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact the Company’s business by disrupting or delaying production and delivery of materials and products in its supply chain and by causing staffing shortages in its stores.

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

Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect the Company’s business. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends, oil prices, and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could adversely impact the Company’s business and results of operations. In addition, unstable political conditions or civil unrest, including terrorist activities and worldwide military and domestic disturbances and conflicts, may disrupt commerce and could have a material adverse effect on the Company’s business and results of operations.

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

The Company’s advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,171 million for 2006. The Company’s business depends on high customer traffic in its stores and effective marketing. The Company has many initiatives in this area, and often changes its advertising and marketing programs. There can be no assurance as to the Company’s continued ability to effectively execute its advertising and marketing programs, and any failure to do so could have a material adverse effect on the Company’s business and results of operations.

A material disruption in the Company’s computer systems could adversely affect the Company’s business or results of operations.

The Company relies extensively on its computer systems to process transactions, summarize results and manage its business. The Company’s computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by the

Company’s employees. If the Company’s computer systems are damaged or cease to function properly, the Company may have to make a significant investment to fix or replace them, and the Company may suffer loss of critical data and interruptions or delays in its operations in the interim. Any material interruption in the Company’s computer systems could adversely affect its business or results of operations.

If the Company is unable to attract and retain quality employees, its business could be adversely affected.

The Company’s business is dependent upon attracting and retaining a large and growing number of quality employees. Many of these employees are in entry level or part-time positions with historically high rates of turnover. The Company’s ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact the Company’s ability to attract and retain quality employees could adversely affect the Company’s business.

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

The Company’s stock price, like that of other retail companies, is subject to significant volatility because of many factors, including factors beyond the control of the Company. These factors may include:

•	general economic and stock market conditions;

•	risks relating to the Company’s business and its industry, including those discussed above;

•	strategic actions by the Company or its competitors;

•	variations in the Company’s quarterly results of operations;

•	future sales or purchases of the Company’s common stock; and

•	investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives.

In addition, the Company may fail to meet the expectations of its stockholders or of analysts at some time in the future. If the analysts that regularly follow the Company’s stock lower their rating or lower their projections for future growth and financial performance, the Company’s stock price could decline. Also, sales of a substantial number of shares of the Company’s common stock in the public market or the appearance that these shares are available for sale could adversely affect the market price of the Company’s common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 3, 2007, the continuing operations of the Company operated 858 retail stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 156,400,000 square feet. Of such stores, 463 were owned, 273 were leased and 122 stores were operated under arrangements where the Company owned the building and leased the land. Substantially all owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase or decrease over time.

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

The Common Stock is listed on the New York Stock Exchange (the “NYSE”) under the trading symbol “FD.” As of February 3, 2007, the Company had approximately 26,600 stockholders of record. The following table sets forth for each fiscal quarter during 2006 and 2005 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared each fiscal quarter on each share of Common Stock. Throughout this report, share and per share amounts have been adjusted as appropriate to reflect the two-for-one stock split effected in the form of a stock dividend distributed on June 9, 2006.

	2006			2005
	Low	High	Dividend	Low	High	Dividend

1st Quarter	32.37	39.21	0.1250	27.45	32.54	0.0675
2nd Quarter	32.57	39.69	0.1275	28.84	38.62	0.0675
3rd Quarter	33.52	45.01	0.1275	28.78	39.02	0.1250
4th Quarter	36.12	44.86	0.1275	29.90	37.48	0.1250

The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2006.

	Total Number	Average	Number of Shares	Open
	of Shares	Price per	Purchased under	Authorization
	Purchased	Share ($)	Program (1)	Remaining (1) ($)
	(thousands)		(thousands)	(millions)

October 29, 2006 - November 25, 2006	5,828	42.20	5,828	1,307
November 26, 2006 - December 30, 2006	16,878	39.67	16,876	637
December 31, 2006 - February 3, 2007	11,800	39.57	11,800	170

	34,506	40.06	34,504

(1)	The Company’s board of directors initially approved a $500 million authorization to purchase common stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003, additional $750 million authorizations on each of February 27, 2004 and July 20, 2004, an additional authorization of $2,000 million on August 25, 2006 and an additional authorization of $4,000 million on February 26, 2007. All authorizations are cumulative and do not have an expiration date. On February 27, 2007, the Company announced that it had repurchased 45 million shares of its common stock for an initial price of approximately $2,000 million, subject to adjustment pursuant to the terms of the related accelerated share repurchase agreements.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Retail Department Store Index for the period from February 1, 2002 through February 2, 2007, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

(1) The companies included in the S&P Retail Department Store Index are Dillard’s, Federated, J.C. Penney, Kohl’s, Nordstrom and Sears, as well as May for the periods of 2002 to August 29, 2005.

Item 6.	Selected Financial Data.

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2006*	2005**	2004	2003	2002
		(millions, except per share data)

Consolidated Statement of Operations Data:
Net Sales	$26,970	$22,390	$15,776	$15,412	$15,571
Cost of sales	(16,019)	(13,272)	(9,382)	(9,175)	(9,324)
Inventory valuation adjustments – May integration	(178)	(25)	–	–	–

Gross margin	10,773	9,093	6,394	6,237	6,247
Selling, general and administrative expenses	(8,678)	(6,980)	(4,994)	(4,896)	(4,904)
May integration costs	(450)	(169)	–	–	–
Gains on sale of accounts receivable	191	480	–	–	–

Operating income	1,836	2,424	1,400	1,341	1,343
Interest expense (a)	(451)	(422)	(299)	(266)	(311)
Interest income	61	42	15	9	16

Income from continuing operations before income taxes	1,446	2,044	1,116	1,084	1,048
Federal, state and local income tax expense	(458)	(671)	(427)	(391)	(410)

Income from continuing operations	988	1,373	689	693	638
Discontinued operations, net of income taxes (b)	7	33	–	–	180

Net income	$995	$1,406	$689	$693	$818

Basic earnings per share: (c)
Income from continuing operations	$1.83	$3.22	$1.97	$1.88	$1.62
Net income	1.84	3.30	1.97	1.88	2.08
Diluted earnings per share: (c)
Income from continuing operations	$1.80	$3.16	$1.93	$1.85	$1.60
Net income	1.81	3.24	1.93	1.85	2.06
Average number of shares outstanding (c)	540.0	426.1	349.0	367.6	393.2
Cash dividends paid per share (c)	$.5075	$.385	$.265	$.1875	$–
Depreciation and amortization	$1,265	$976	$737	$710	$680
Capital expenditures	$1,392	$656	$548	$568	$627
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,211	$248	$868	$925	$716
Total assets	29,550	33,168	14,885	14,550	14,441
Short-term debt	650	1,323	1,242	908	946
Long-term debt	7,847	8,860	2,637	3,151	3,408
Shareholders’ equity	12,254	13,519	6,167	5,940	5,762

*	53 weeks

**	The May Department Stores Company was acquired August 30, 2005 and the results of operations have been included in the Company’s results of operations from the date of the acquisition.

(a)	Interest expense includes a gain of approximately $54 million in 2006 related to the completion of a debt tender offer and a cost of approximately $59 million in 2004 associated with repurchases of the Company’s long-term debt.

(b)	Discontinued operations include (1) for 2006, the after-tax results of operations of the Lord & Taylor division and the Bridal Group division (including David’s Bridal, After Hours Formalwear, and Priscilla of Boston), including after tax losses of $38 million and $18 million on the disposals of the Lord & Taylor division and the David’s Bridal and Priscilla of Boston businesses, respectively and (2) for 2005, the after-tax results of operations of the Lord & Taylor division and the Bridal Group division. For 2002, discontinued operations represents adjustments to the estimated loss on disposal of a former subsidiary.

(c)	Share and per share amounts have been adjusted as appropriate to reflect the two-for-one stock-split effective in the form of a stock dividend distributed on June 9, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a retail organization operating retail stores that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. The Company operates coast-to-coast exclusively under two retail brands – Macy’s and Bloomingdale’s. The Company’s operations are significantly impacted by competitive pressures from department stores, specialty stores, mass merchandisers and all other retail channels. The Company’s operations are also significantly impacted by general consumer-spending levels, which are driven in part by consumer confidence and employment levels.

In 2003, the Company commenced the implementation of a strategy to more fully utilize its Macy’s brand, converting all of the Company’s regional store nameplates to the Macy’s nameplate. This strategy allowed the Company to magnify the impact of its marketing efforts on a nationwide basis, as well as to leverage major events such as the Macy’s Thanksgiving Day Parade and Macy’s 4th of July fireworks.

In early 2004, the Company announced a further step in reinventing its department stores – the creation of a centralized organization to be responsible for the overall strategy, merchandising and marketing of the Company’s home-related categories of business in all of its Macy’s-branded stores. While its benefits have taken longer to be realized, the centralized operation is still expected to accelerate future sales in these categories largely by improving and further differentiating the Company’s home-related merchandise assortments.

For the past several years, the Company has been focused on four key priorities for improving the business over the longer term: differentiating and editing merchandise assortments; simplifying pricing; improving the overall shopping experience; and communicating better with customers through more brand focused and effective marketing. The Company believes that its recent results indicate that these strategies are working and that the customer is responding in a favorable manner. In 2005, the Company launched a new nationwide Macy’s customer loyalty program, called Star Rewards, in coordination with the launch of the Macy’s nameplate in cities across the country. The program provides an enhanced level of offers and benefits to Macy’s best credit card customers.

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

The Merger has had and is expected to continue to have a material effect on the Company’s consolidated financial position, results of operations and cash flows. The Company was able to realize more than $175 million of cost savings in 2006 and expects to realize at least $450 million of annual cost savings starting in 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company with respect to systems, logistics, store operations and credit management, all of which have been substantially completed as of February 2007. The Merger is also expected to accelerate comparable store sales growth. The Company has incurred approximately $628 million and $194 million of merger integration costs and related inventory valuation adjustments in 2006 and 2005, respectively. In addition, the Company anticipates incurring approximately $100 to $125 million of May integration costs during fiscal 2007, which ends February 2, 2008.

In September 2005 and January 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. In October 2006, the Company completed the sale of the Lord & Taylor division for $1,047 million in cash and a long-term note receivable of approximately $17 million. In January 2007, the Company completed the sale of the David’s Bridal and Priscilla of Boston businesses for approximately $740 million in cash. The Men’s Wearhouse, Inc. has agreed to purchase the After Hours Formalwear business for approximately $100 million, less cash deposits on hand at the time of sale, and the transaction is expected to close in the first half of 2007. As a result of the Company’s decision to dispose of these businesses, these businesses are being reported as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

The Company added about 400 Macy’s locations nationwide in 2006 as it converted the regional department store nameplates acquired through the Merger. In conjunction with the conversion process, the Company has identified certain Macy’s and former May store locations to be divested. Locations identified for divestiture accounted for approximately $2.2 billion of 2005 sales on a pro forma basis. As of February 3, 2007, the Company had sold approximately 65 of the stores identified for divestiture. The Company is continuing to study its store portfolio in light of the Merger.

In June 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the “Purchase Agreement”) with Citibank, N.A. pursuant to which the Company agreed to sell to Citibank (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owned all of the Company’s interest in the Prime Credit Card Master Trust (the “FDS Credit Assets”), (ii) the “Macy’s” credit card accounts owned by GE Capital Consumer Card Co. (“GE Bank”), together with related receivables balances (the “GE/Macy’s Credit Assets”), upon the termination of the Company’s credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by May, together with related receivables balances (the “May Credit Assets”). The purchase by Citibank of the FDS Credit Assets was completed on October 24, 2005, the purchase by Citibank of the GE/Macy’s Credit Assets was completed on May 1, 2006 and the purchase by Citibank of the May Credit Assets was completed on May 22, 2006 and July 17, 2006.

In connection with the Purchase Agreement, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) with an initial term of 10 years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

The sales prices provided for in the Purchase Agreement equate to approximately 111.5% of the receivables included in the FDS Credit Assets, the GE/Macy’s Credit Assets and the May Credit Assets, and the Company will receive ongoing payments under the Program Agreement. The transactions completed under the Purchase Agreement and contemplated by the Program Agreement are expected to be accretive to the

Company’s earnings per share, particularly now that the sales of the GE/Macy’s Credit Assets and the May Credit Assets have been completed.

The transactions under the Purchase Agreement have provided the Company with significant liquidity (i) through receipt of the purchase price (which included a premium) for the divested credit card accounts and related receivable balances and (ii) because the Company will no longer have to finance significant accounts receivable balances associated with the divested credit card accounts going forward, and will receive payments from Citibank immediately for sales under such credit card accounts. Although the Company’s future cash flows will include payments to the Company under the Program Agreement, these payments will be less than the net cash flow that the Company would have derived from the finance charge and other income generated on the receivables balances, net of the interest expense associated with the Company’s financing of these receivable balances.

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

Results of Operations

Comparison of the 53 Weeks Ended February 3, 2007 and the 52 Weeks Ended January 28, 2006.  Net income for 2006 decreased to $995 million compared to $1,406 million for 2005, reflecting strong sales and gross margin performance offset by higher May integration costs and related inventory valuation adjustments and smaller gains on the sale of accounts receivable.

Net sales for 2006 totaled $26,970 million, compared to net sales of $22,390 million for 2005, an increase of $4,580 million or 20.5%. Net sales for 2006 and for the period September 2005 through January 2006 include the continuing operations of May, which represented $9,832 million and $6,473 million, respectively. On a comparable store basis (sales from Bloomingdale’s and Macy’s stores in operation throughout 2005 and 2006 and all Internet sales and mail order sales from continuing businesses and adjusting for the impact of the 53rd week in 2006), net sales increased 4.4% in 2006 compared to 2005. Sales in 2006 were strongest at Macy’s Florida and Bloomingdale’s and comparable store sales were strongest at Macy’s East, Macy’s Florida and Bloomingdale’s. Sales for 2006 in the newly re-branded Macy’s stores were lower than anticipated. Sales of the Company’s private label brands continued to be strong in 2006 and increased to 18.2% of net sales in legacy Macy’s-branded stores. By family of business, sales in 2006 were strongest in dresses, handbags, cosmetics and fragrances and young men’s. The weaker businesses during 2006 continued to be in the big-ticket home-related areas.

Cost of sales was $16,019 million or 59.4% of net sales for 2006, compared to $13,272 million or 59.3% of net sales for 2005, an increase of $2,747 million. Cost of sales for the period September 2005 through January 2006 included the continuing operations of May, which represented $3,894 million or 60.2% of May net sales. The cost of sales rate in 2006 was essentially flat with the cost of sales rate in 2005. In addition, gross margin includes $178 million and $25 million of inventory valuation adjustments related to the integration of May and Federated merchandise assortments in 2006 and 2005, respectively. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative (“SG&A”) expenses were $8,678 million or 32.2% of net sales for 2006, compared to $6,980 million or 31.2% of net sales for 2005, an increase of $1,698 million. SG&A expenses for the period September 2005 through January 2006 included the continuing operations of May, which represented $1,951 million or 30.1% of May net sales. The SG&A expense rate for 2006 was negatively impacted by higher depreciation and amortization expense, higher retirement expenses, and higher stock-based compensation expenses, including the expensing of stock options. Depreciation and amortization expense was $1,265 million for 2006, compared to $976 million for 2005. Pension and supplementary retirement plan expense amounted to $158 million for 2006, compared to $129 million for 2005. Stock-based compensation expense was $91 million for 2006, compared to $10 million for 2005. The SG&A rate for 2006 benefited by the achievement of more than $175 million of cost savings resulting from merger synergies.

May integration costs for 2006 and 2005 amounted to $450 million and $169 million, respectively, primarily related to store and distribution center closings, as well as system conversions and other operational consolidations. May integration costs for 2006 also included re-branding-related marketing and advertising costs and were partially offset by gains from the sale of Federated locations.

Pre-tax gains of approximately $191 million and $480 million were recorded in 2006 and 2005, respectively, in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $390 million for 2006, compared to $380 million for 2005, an increase of $10 million. The increase in interest expense during 2006 as compared to 2005 is due to the increased levels of borrowings associated with the acquisition of May, offset in part by a gain of approximately $54 million related to the completion of a debt tender offer in the fourth quarter of 2006. Net interest expense for 2006 and 2005 each includes approximately $17 million of interest income related to the settlement of various tax examinations.

The Company’s effective income tax rates of 31.7% for 2006 and 32.8% for 2005 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the settlement of tax examinations, the reduction in the valuation allowance associated with capital loss carryforwards and the effect of state and local income taxes. Federal, state and local income tax expense for 2006 included a benefit of approximately $80 million recorded in the second quarter related to the settlement of various tax examinations, primarily attributable to losses related to the disposition of a former subsidiary. Federal, state and local income tax expense for 2005 included a benefit of approximately $85 million related to the reduction in the valuation allowance associated with the capital loss carryforwards realized as a result of the sale of the FDS Credit Assets and $10 million related to the settlement of various tax examinations.

For 2006, income from the discontinued operations of the acquired Lord & Taylor and bridal group businesses, net of income taxes, was $7 million on sales of approximately $1,741 million. For 2006, discontinued operations also includes the loss on disposal of the Lord & Taylor division of $38 million after income taxes and the loss on disposal of the David’s Bridal and Priscilla of Boston businesses of $18 million after income taxes. The losses on disposal reflect reductions to the fair value of the assets sold based on the actual purchase agreements. For 2005, income from the discontinued operations of the acquired Lord & Taylor and bridal group businesses, net of income taxes, was $33 million on sales of approximately $957 million.

Comparison of the 52 Weeks Ended January 28, 2006 and the 52 Weeks Ended January 29, 2005.  Net income for 2005 increased to $1,406 million compared to $689 million for 2004. Net income for 2005 included income from discontinued operations of $33 million. The increase in income from continuing operations in 2005 reflected the $480 million gain on the sale of credit card accounts and receivables as well as the impact of the acquisition of May.

Net sales for 2005 totaled $22,390 million, compared to net sales of $15,776 million for 2004, an increase of $6,614 million or 41.9%. Net sales for September 2005 through January 2006 included the continuing operations of May, which represented $6,473 million. On a comparable store basis (sales from Bloomingdale’s and Macy’s stores in operation throughout 2004 and 2005 and all Internet sales and mail order sales from continuing businesses), net sales increased 1.3% compared to 2004. Sales in 2005 were strongest at Bloomingdale’s and Macy’s Florida. Sales of the Company’s private label brands continued to be strong in 2005 in all Macy’s-branded stores. By family of business, sales in 2005 were strong in shoes, handbags, cosmetics and fragrances and men’s and women’s sportswear. The weaker businesses during 2005 continued to be in the home-related areas.

Cost of sales was $13,272 million or 59.3% of net sales for 2005, compared to $9,382 million or 59.5% of net sales for 2004, an increase of $3,890 million. Cost of sales for September 2005 through January 2006 included the continuing operations of May, which represented $3,894 million or 60.2% of May net sales. Included in cost of sales for 2004 were $36 million of markdowns, 0.2% of net sales, associated with the Macy’s home store centralization and the Burdines-Macy’s consolidation in Florida. The cost of sales rate in 2005 was essentially flat with the cost of sales rate in 2004, excluding the impact of the markdowns in 2004. These markdowns were primarily related to merchandise that was being sold at Macy’s-branded stores and which was not reordered following the Burdines-Macy’s consolidation and home store centralization. Gross margin for 2005 reflected $25 million of inventory valuation adjustments related to the integration of May and Federated merchandise assortments. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $6,980 million or 31.2% of net sales for 2005, compared to $4,994 million or 31.6% of net sales for 2004, an increase of $1,986 million. SG&A expenses for September 2005 through January 2006 included the continuing operations of May, which represented $1,951 million or 30.1% of May net sales. Included in SG&A expenses for 2004 were approximately $63 million of costs, 0.4% of net sales, incurred in connection with store closings, the Burdines-Macy’s consolidation and the home store centralization. The SG&A rate in 2005 was negatively impacted by the sale of the FDS Credit Assets.

May integration costs for 2005 amounted to $169 million, primarily related to impairment charges for certain Macy’s stores to be closed and sold.

A pre-tax gain of approximately $480 million was recorded in 2005 in connection with the sale of the FDS Credit Assets.

Net interest expense was $380 million for 2005, compared to $284 million for 2004, an increase of $96 million. The increase in interest expense during 2005 as compared to 2004 was due to the increased levels of borrowings associated with the acquisition of May, offset in part by the reduction in receivables-backed borrowings due to the sale of the FDS Credit Assets. Net interest expense for 2005 included $17 million of interest income related to the settlement of various tax examinations. Net interest expense for 2004 included $59 million of costs associated with the repurchase of $274 million of the Company’s 8.5% senior notes due 2010.

The Company’s effective income tax rates of 32.8% for 2005 and 38.3% for 2004 differed from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the reduction in the valuation allowance associated with capital loss carryforwards, the settlement of various tax examinations and the effect of state and local income taxes. Federal, state and local income tax expense for 2005 included a benefit of approximately $85 million related to the reduction in the valuation allowance associated with the capital loss carryforwards realized as a result of the sale of the FDS Credit Assets and $10 million related to the settlement of various tax examinations.

For 2005, income from the discontinued operations of the acquired Lord & Taylor and bridal group businesses, net of income taxes, was $33 million on sales of approximately $957 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facilities described below.

Net cash provided by continuing operating activities in 2006 was $3,692 million, compared to the $4,145 million provided in 2005. The decrease in net cash provided by continuing operating activities in 2006 reflects lower net income, lower proceeds from the sale of proprietary accounts receivable, and a greater decrease in accounts payable and accrued liabilities, partially offset by higher depreciation and amortization expense, higher May integration costs and smaller gains on the sale of accounts receivable.

Net cash provided by continuing investing activities was $1,273 million for 2006, compared to net cash used by continuing investing activities of $4,701 million for 2005. Continuing investing activities for 2006 included purchases of property and equipment totaling $1,317 million and capitalized software of $75 million. Continuing investing activities for 2006 also included the $1,141 million repurchase of accounts receivable from GE Bank and the proceeds of $1,323 million from the subsequent sale of the repurchased accounts receivables to Citibank, $1,047 million of proceeds from the disposition of the Company’s Lord & Taylor division, $740 million of proceeds from the disposition of the Company’s David’s Bridal and Priscilla of Boston businesses and $679 million from disposal of property and equipment, primarily from the sale of approximately 65 duplicate store and other facility locations. Continuing investing activities for 2005 included purchases of property and equipment totaling $568 million, capitalized software of $88 million and an increase in non-proprietary accounts receivable of $131 million. Continuing investing activities for 2005 also included the cash outflow associated with the acquisition of May of $5,321 million and the cash inflow associated with the sale of the non-proprietary account portion of the FDS Credit Assets of $1,388 million.

During 2006, the Company opened three new Macy’s department stores, two new Bloomingdale’s department stores and reopened two Macy’s department stores that were temporarily closed after Hurricane Wilma. During 2005, the Company opened two new Macy’s department stores and six new department stores under legacy May nameplates subsequent to the acquisition of May. The Company intends to open six new department stores and two new furniture galleries in 2007. The Company’s budgeted capital expenditures are approximately $1.2 billion for 2007 and approximately $1.1 billion for each of 2008 and 2009. Management presently anticipates funding such expenditures with cash from operations.

Net cash used by the Company for all continuing financing activities was $4,013 million for 2006, including the issuance of $1,146 million of long-term debt, the repayment of $2,680 million of debt, the acquisition of 62.4 million shares of its common stock at an approximate cost of $2,500 million, the issuance of $382 million of its common stock, primarily related to the exercise of stock options, and $274 million of cash dividends paid. The debt repaid in 2006 includes $1,199 million of short-term borrowings associated with the acquisition of May, approximately $957 million aggregate principal amount of senior unsecured notes repurchased in a tender offer, $100 million of 8.85% senior debentures due 2006 and the prepayment of $200 million of 8.30% debentures due 2026.

In November 2006, the Company issued $1,100 million aggregate principal amount of 5.90% senior unsecured notes due 2016. In December 2006, the Company used the net proceeds of the issuance of such notes, together with cash on hand, to repurchase approximately $957 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of approximately $1,201 million. The repurchased outstanding senior unsecured notes had stated interest rates ranging from 7.60% to 10.25%, a weighted-average interest rate of 8.53% and maturities from 2019 to 2036. In connection with the repurchase of the senior unsecured notes, on November 21, 2006, the Company entered into reverse Treasury lock agreements, which are derivative financial instruments, with an aggregate notional amount of $900 million. These agreements were settled on December 4, 2006, with a net payment to the Company of approximately $4 million. The derivative financial instruments were used to mitigate the Company’s exposure to interest rate sensitivity during the period between the date on which the 5.90% senior unsecured notes were priced and the date on which the applicable consideration payable with respect to the cash repurchase of senior unsecured notes was finalized.

Net cash used by the Company for all continuing financing activities was $58 million for 2005, including the issuance of $4,580 million of short-term debt used to finance the acquisition of May, the repayment of approximately $4,755 million of debt, the issuance of $336 million of its common stock, primarily related to the exercise of stock options and $157 million of cash dividends paid. The debt repaid in 2005 includes $1.2 billion of receivables backed financings and approximately $3.4 billion of acquisition-related borrowings, which repayments were primarily funded from the net proceeds received from the sale of the FDS Credit Assets. The Company acquired no shares of its common stock under its share repurchase program during 2005.

In connection with the Merger, the Company entered into a 364-day bridge credit agreement with certain financial institutions providing for revolving credit borrowings in an aggregate amount initially not to exceed $5.0 billion outstanding at any particular time. On June 19, 2006, the Company terminated the 364-day bridge credit agreement.

The Company is a party to a five-year credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2.0 billion (which amount may be increased to $2.5 billion at the option of the Company) outstanding at any particular time. This agreement was amended and restated and will now expire on August 30, 2011, replacing the previous agreement which was set to expire August 30, 2010. As of February 3, 2007, the Company had no borrowings outstanding under the five-year credit agreement.

The Company maintains an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the revolving credit facilities described above. As of February 3, 2007, the Company had no outstanding borrowings under its commercial paper program.

The Company’s bank credit agreements require the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. The interest coverage ratio for 2006 was 6.92 and at February 3, 2007 the leverage ratio was .37. Management believes that the likelihood of the Company defaulting on these requirements in the future is remote absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its debt covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately.

On August 25, 2006, the Company’s board of directors approved an additional $2,000 million authorization to the Company’s existing share repurchase program. The new authorization was additive to the existing repurchase program, which as of February 3, 2007 had approximately $170 million of authorization remaining.

On February 26, 2007, the Company’s board of directors approved an additional $4,000 million authorization to the Company’s existing share repurchase program. The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to adjustment pursuant to the terms of the related accelerated share repurchase agreements. With this additional authorization to the share repurchase program and the immediate repurchase agreements entered into by the Company, the repurchase program had approximately $2,170 million of authorization remaining as of April 3, 2007. The Company may continue or, from time to time, suspend repurchases of shares under its stock repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On February 26, 2007, the Company’s board of directors also declared a regular quarterly dividend of 12.75 cents per share on its common stock, payable April 2, 2007 to Federated shareholders of record at the close of business on March 15, 2007.

On March 7, 2007, the Company issued $1,100 million aggregate principal amount of 5.35% senior unsecured notes due 2012 and $500 million aggregate principal amount of 6.375% senior unsecured notes due 2037. The net proceeds of the debt issuances were used to repay commercial paper borrowings incurred in connection with the accelerated share repurchase agreements and the balance will be used for general corporate purposes.

At February 3, 2007, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
	(millions)

Short-term debt	$645	$645	$–	$–	$–
Long-term debt	7,423	–	1,624	901	4,898
Interest on debt	5,837	523	923	758	3,633
Capital lease obligations	88	10	18	15	45
Other long-term liabilities	1,362	6	422	250	684
Operating leases	2,802	225	404	347	1,826
Letters of credit	53	53	–	–	–
Other obligations	2,412	2,190	222	–	–

	$20,622	$3,652	$3,613	$2,271	$11,086

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

Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facilities and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. For short-term liquidity, the Company also relies on its unsecured commercial paper facility (which is discussed above). Access to the unsecured commercial paper program is primarily dependent on the Company’s credit ratings; a downgrade in its short-term ratings could hinder its ability to access this market. If the Company is unable to access the unsecured commercial paper market, it has the current ability to access $2.0 billion pursuant to its bank credit agreement, subject to compliance with the interest coverage and leverage ratio requirements discussed above and other requirements under the agreement. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company also receives advertising allowances from more than 1,200 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with EITF Issue No. 02-16. The arrangements pursuant to which the Company’s vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. Although it is highly unlikely that there will be any significant reduction in historical levels of vendor support, if such a reduction were to occur, the Company could experience higher costs of sales and higher advertising expense, or reduce the amount of advertising that it uses, depending on the specific vendors involved and market conditions existing at the time.

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly.

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

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment. The impairment review is based on a discounted cash flow approach at the reporting unit level that requires significant management judgment with respect to sales, gross margin and expense growth rates, and the selection and use of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. The occurrence of an unexpected event or change in circumstances, such as adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests.

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

Pension and Supplementary Retirement Plans

In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires, among other things, an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of this statement were adopted by the Company for fiscal year 2006. Effective February 4, 2007, the Company adopted the remaining provision of SFAS 158, which requires the measurement of defined benefit plan assets and obligations to be the date of the Company’s fiscal year-end balance sheet. This required a change in the Company’s measurement date, which was previously December 31.

The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans using SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), as amended by SFAS No. 158. Under SFAS 87 and SFAS 158, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 and SFAS 158 is generally independent of funding decisions or requirements. The Company anticipates that pension expense and other retirement costs relating to continuing operations will decrease by approximately $20 million in 2007, compared to 2006.

Funding requirements for the Pension Plan are determined by government regulations, not SFAS 87 or SFAS 158. Although no funding contributions were required, the Company made a $100 million voluntary funding contribution to the Pension Plan in 2006 and a $136 million voluntary funding contribution to the Pension Plan in 2005. The Company currently anticipates that it will not be required to make any additional contributions to the Pension Plan until 2009. As of the date of this report, the Company is considering making a voluntary funding contribution to the Pension Plan of $180 million prior to February 2, 2008.

During 2006, Congress passed the Pension Protection Act of 2006 (the “Act”) with the stated purpose of improving the funding of America’s private pension plans. The Act introduces new funding requirements for defined benefit pension plans, introduces benefit limitations for certain under-funded plans and raises tax deduction limits for contributions. The Act applies to pension plan years beginning after December 31, 2007. The Company has preliminarily reviewed the provisions of the Act to determine the impact on the Company. Required funding under the Act will be dependent upon many factors including the Pension Plan’s future funded status including any voluntary funding contributions the Company may choose to make and annual Pension Plan asset returns. Based upon this preliminary review as well as the current funded status of the Pension Plan relative to the Company’s level of annual operating cash flows, the Company does not believe that required contributions under the Act would materially impact the Company’s operating cash flows in any given year.

At February 3, 2007, the Company had unrecognized actuarial losses of $296 million for the Pension Plan and $75 million for the SERP. These losses will be recognized as a component of pension expense in future years in accordance with SFAS No. 158.

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

The Company has assumed that the Pension Plan’s assets will generate an annual long-term rate of return of 8.75% since 2004. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.75% to 8.50%) would increase the estimated 2007 pension expense by approximately $6 million and raising the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.75% to 9.00%) would decrease the estimated 2007 pension expense by approximately $6 million.

The Company discounted its future pension obligations using a rate of 5.85% at December 31, 2006, compared to 5.70% at December 31, 2005. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the Pension Plan’s and SERP’s estimated payments. Pension liability and future pension expense both increase or decrease as the discount rate is reduced or increased, respectively. Lowering the discount rate by 0.25% (from 5.85% to 5.60%) would increase the projected benefit obligation at February 3, 2007 by approximately $109 million and would increase estimated 2007 pension expense by approximately $15 million. Increasing the discount rate by 0.25% (from 5.85% to 6.10%) would decrease the projected benefit obligation at February 3, 2007 by approximately $105 million and would decrease estimated 2007 pension expense by approximately $12 million.

The assumed weighted average rate of increase in future compensation levels was 5.4% as of December 31, 2006 and December 31, 2005 for the Pension Plan, and 7.2% as of December 31, 2006 and December 31, 2005 for the SERP. The Company develops its increase of future compensation level assumption based on recent experience. Pension liabilities and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Increasing or decreasing the assumed weighted average rate of increase of future compensation levels by 0.25% would increase or decrease the projected benefit obligation at February 3, 2007 by approximately $13 million and change estimated 2007 pension expense by approximately $3 million.

New Pronouncements

Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. This statement is a revision of SFAS No. 123,

“Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The modified prospective transition method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain nonvested on the effective date. See Note 15, “Stock Based Compensation,” for further information.

Effective January 29, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 29, 2006, the Company adopted SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: (i) the error is quantified as the amount by which the income statement is misstated, and (ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. SAB No. 108 concludes that a company should quantify a misstatement using both of these methodologies. Historically, the Company evaluated the impact of financial statement misstatements for the purposes of a materiality assessment on a current year income statement approach. The interpretation is effective for evaluations made on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Also in September 2006, the FASB issued SFAS 158, which requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of this statement were adopted by the Company for fiscal year 2006. See Note 13, “Retirement Plans,” for further information.

The incremental effects of applying the recognition and disclosure provisions of SFAS No. 158 on line items in the Consolidated Balance Sheets as of February 3, 2007 were as follows:

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
	(thousands)

Accounts payable and accrued liabilities	$4,866	$78	$4,944
Deferred income taxes	1,895	(115)	1,780
Other liabilities	1,151	211	1,362
Total liabilities	17,122	174	17,296
Accumulated other comprehensive loss	(8)	(174)	(182)
Total Shareholders’ Equity	12,428	(174)	12,254

Effective February 4, 2007, the Company adopted the remaining provisions of SFAS 158, which require the measurement of defined benefit plan assets and obligations to be the date of the Company’s fiscal year-end balance sheet. This required a change in the Company’s measurement date, which was previously December 31. The adoption of the remaining provisions of this statement resulted in an adjustment to the beginning balance of accumulated equity on February 4, 2007 of approximately $8 million in order to recognize post employment and postretirement benefit expense for January 2007 and also reduced estimated 2007 post employment and postretirement benefit expense, due to the change in the discount rate at February 3, 2007 as compared to December 31, 2006, by approximately $6 million.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in the first quarter of fiscal 2007 and the cumulative effect of applying the provisions of FIN 48 will be recognized as an adjustment to the beginning balance of accumulated equity. The initial adoption of FIN 48 on February 4, 2007 did not have a material impact on the Company’s beginning of year consolidated financial position and is not anticipated to have a material impact on the Company’s fiscal 2007 results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amended certain provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not anticipate adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of adopting SFAS 159 on the Company’s consolidated financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to market risk from changes in interest rates that may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.

The Company is exposed to interest rate risk primarily through its customer lending and borrowing activities, which are described in Notes 6 and 10 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At February 3, 2007, the Company was not a party to any derivative financial instruments. In connection with the repurchase of senior unsecured notes, on November 21, 2006, the Company entered into reverse Treasury lock agreements, which are derivative financial instruments, with an aggregate notional amount of $900 million. These agreements were settled on December 4, 2006, with a net payment to the Company of approximately $4 million. The derivative financial instruments were used to mitigate the Company’s exposure to interest rate sensitivity during the period between the date on which the 5.90% senior unsecured notes were priced and the date on which the applicable consideration payable with respect to the cash repurchase of senior unsecured notes was finalized. See Notes 10 and 17 to the Consolidated Financial Statements, which are incorporated herein by reference.

Based on the Company’s lack of market risk sensitive instruments (primarily limited to variable rate debt) outstanding at February 3, 2007, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index.

INDEX

Page

Report of Management	F-2
Reports of Independent Registered Public Accounting Firm	F-3
Consolidated Statements of Income for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-6
Consolidated Balance Sheets at February 3, 2007 and January 28, 2006	F-7
Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-8
Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005	F-9
Notes to Consolidated Financial Statements	F-10
EX-3.1.2
EX-10.6
EX-10.32.9
EX-10.32.10
EX-10.32.11
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

a. Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of February 3, 2007, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that material information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

b. Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, the Company’s management has concluded that, as of February 3, 2007, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s Consolidated Financial Statements and has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, as stated in their report included herein.

c. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2006 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information called for by this item is set forth under “Item 1 – Election of Directors” and “Further Information Concerning the Board of Directors – Committees of the Board – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on or about May 18, 2007 (the “Proxy Statement”), and “Item 1. Business- Executive Officers of the Registrant” in this report and incorporated herein by reference.

Item 11.	Compensation of Directors and Executive Officers.

Information called for by this item is set forth under “Compensation Discussion and Analysis,” “Compensation of the Named Executives for 2006,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item is set forth under “Stock Ownership – Certain Beneficial Owners” and “Stock Ownership – Stock Ownership of Directors and Executive Officers.” in the Proxy Statement and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information called for by this item is set forth under “Further Information Concerning the Board of Directors – Director Independence” and “Policy on Related Person Transactions” in the Proxy Statement and incorporated herein by reference.

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

3.	Exhibits:

The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number		Description	Document if Incorporated by Reference

2.1		Agreement and Plan of Merger, dated as of February 27, 2005, by and among the Company, Milan Acquisition Corp. and The May Department Stores Company (“May Delaware”)	Exhibit 2.1 to the Current Report on Form 8-K filed on February 28, 2005 by May Delaware
3.1		Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the ‘‘1994 Form 10-K”)
3	.1.1	Amended and Restated Article Seventh to the Certificate of Incorporation of the Company	Annex F to the Company’s Proxy Statement dated May 31, 2005
3	.1.2	Amended and Restated Section 1 of Article Fourth to the Certificate of Incorporation of the Company
3	.1.3	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company’s 1994 Form 10-K
3.2		By-Laws	Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-104204) filed on April 1, 2003
3	.2.1	Amended and Restated Sections 28 and 29 of the By-Laws of the Company	Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 18, 2005
4.1		Certificate of Incorporation	See Exhibits 3.1, 3.1.1, 3.1.2 and 3.1.3
4.2		By-Laws	See Exhibit 3.2 and 3.2.1
4.3		Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (the “1994 Indenture”)	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995
4	.3.1	Eighth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated July 15, 1997 (the “July 1997 Form 8-K”)
4	.3.2	Ninth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

4	.3.3	Tenth Supplemental Indenture to the 1994 Indenture, dated as of August 30, 2005, among the Company, Federated Retail Holdings, Inc. (“Federated Retail”) and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee	Exhibit 10.14 to the Company’s Current Report on Form 8-K dated August 30, 2005 (the ‘‘August 30, 2005 Form 8-K”)
4	.3.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1994 Indenture	Exhibit 10.16 to the August 30, 2005 Form 8-K
4.4		Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (the “1997 Indenture”)	Exhibit 4.4 to the Company’s Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed on September 11, 1997
4	.4.1	First Supplemental Indenture to the 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1998
4	.4.2	Third Supplemental Indenture to the 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) filed on April 22, 1999
4	.4.3	Fourth Supplemental Indenture to the 1997 Indenture, dated as of June 6, 2000, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2000
4	.4.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated March 21, 2001
4	.4.5	Sixth Supplemental Indenture to the 1997 Indenture dated as of August 23, 2001, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated August 22, 2001
4	.4.6	Seventh Supplemental Indenture to the 1997 Indenture, dated as of August 30, 2005 among the Company, Federated Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to the August 30, 2005 Form 8-K
4	.4.7	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1997 Indenture	Exhibit 10.17 to the August 30, 2005 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

4.5		Indenture, dated as of June 17, 1996, among May Delaware, Federated Retail (f/k/a The May Department Stores Company (NY)) (“May New York”) and J.P. Morgan Trust Company, as Trustee (the “1996 Indenture”)	Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware
4	.5.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Federated Retail (f/k/a May New York) and J.P. Morgan Trust Company, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K
4.6		Indenture, dated as of July 20, 2004, among May Delaware, Federated Retail (f/k/a May New York) and J.P. Morgan Trust Company, as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed July 21, 2004 by May Delaware
4	.6.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Federated Retail (f/k/a May New York) and J.P. Morgan Trust Company, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K
4.7		Indenture, dated as of November 2, 2006, by and among Federated Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company’s Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006
4	.7.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Federated Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2006.
4	.7.2	Second Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Federated Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2007 (the ‘‘March 12, 2007 Form 8-K”)
4	.7.3	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Federated Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the March 12, 2007 Form 8-K
10.1		Amended and Restated Credit Agreement, dated as of August 30, 2006, among the Company, Federated Retail, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as administrative agents, and JPMorgan Chase Bank, N.A. as paying agent	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 1, 2006 (the ‘‘September 1, 2006 Form 8-K”).
10	.1.1	Guarantee Agreement, dated as of August 30, 2006, among the Company, Federated Retail and JPMorgan Chase Bank, N.A. related to the Amended and Restated Credit Agreement	Exhibit 10.2 to the September 1, 2006 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

10.2		Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company (the “Issuing and Paying Agent Agreement”)	Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the ‘‘1996 Form 10-K”)
10	.2.1	Letter Agreement, dated August 30, 2005, among the Company, Federated Retail and Citibank, as issuing and paying agent, amending the Issuing and Paying Agent Agreement	Exhibit 10.5 to the August 30, 2005 Form 8-K
10.3		Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Federated Retail and Banc of America Securities LLC	Exhibit 10.6 to the August 30, 2005 Form 8-K
10.4		Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Federated Retail and Goldman, Sachs & Co.	Exhibit 10.7 to the August 30, 2005 Form 8-K
10.5		Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Federated Retail and J.P. Morgan Securities Inc.	Exhibit 10.8 to the August 30, 2005 Form 8-K
10.6		Commercial Paper Dealer Agreement, dated as of October 4, 2006, among the Company and Loop Capital Markets, LLC
10.7		Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed November 27, 1991, as amended (the ‘‘Form 10”)
10.8		Ralphs Tax Indemnification Agreement	Exhibit 10.1 to Form 10
10.9		Purchase, Sale and Servicing Transfer Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Prime II Receivables Corporation (“Prime II”) and Citibank, N.A. (“Citibank”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2005 (the ‘‘June 2, 2005 Form 8-K”)
10	.9.1	Letter Agreement, dated August 22, 2005, among the Company, FDS Bank, Prime II and Citibank	Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006 (the ‘‘2005 Form 10-K”)
10	.9.2	Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (the ‘‘October 24, 2005 Form 8-K”)
10	.9.3	Third Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 1, 2006, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 3, 2006
10	.9.4	Fourth Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 22, 2006, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 24, 2006 (the ‘‘May 24, 2006 Form 8-K”)
10.10		Credit Card Program Agreement, effective as of June 1, 2005, among the Company, FDS Bank, FACS Group, Inc. and Citibank	Exhibit 10.2 to the June 2, 2005 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

10	.10.1	First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.2 to the October 24, 2005 Form 8-K
10	.10.2	Second Amendment to the Credit Card Program Agreement, dated May 22, 2006, between the Company, FDS Bank, FACS Group, Inc., Macy’s Department Stores, Inc., Bloomingdale’s, Inc. and Department Stores National Bank and Citibank	Exhibit 10.2 to the May 24, 2006 Form 8-K
10.11		Letter Agreement, dated February 26, 2007, between the Company and Credit Suisse, New York Branch, related to Accelerated Share Repurchase Transaction	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2007 (the ‘‘February 27, 2007 Form 8-K”)
10.12		Letter Agreement, dated February 26, 2007, between the Company and Credit Suisse, New York Branch, related to Variable Term Accelerated Share Repurchase Transaction	Exhibit 10.2 to the February 27, 2007 Form 8-K
10.13		1995 Executive Equity Incentive Plan, as amended and restated as of May 19, 2006 *	Appendix C to the Company’s Proxy Statement filed April 13, 2006
10.14		1992 Incentive Bonus Plan, as amended and restated as of May 17, 2002 *	Appendix A to the Company’s Proxy Statement filed on April 17, 2002
10.15		1994 Stock Incentive Plan, as amended and restated as of May 19, 2006 *	Appendix D to the Company’s Proxy Statement filed April 13, 2006
10.16		Form of Indemnification Agreement *	Exhibit 10.14 to Form 10
10.17		Senior Executive Medical Plan *	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990
10.18		Employment Agreement, dated as of March 8, 2007, between Terry J. Lundgren and the Company (the “Lundgren Employment Agreement”)*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2007
10.19		Employment Agreement, dated July 1, 2005, between Thomas L. Cole and Federated Corporate Services, Inc., a wholly-owned subsidiary of the Company (the “Cole Employment Agreement”)*	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005
10	.19.1	Amended Exhibit A, effective as of April 1, 2006, to the Cole Employment Agreement *	Exhibit 10.3 to the March 24, 2006 Form 8-K
10.20		Employment Agreement, dated July 1, 2005, between Janet E. Grove and Macy’s Merchandising Group, Inc. (f/k/a Macy’s Merchandising Group, LLC), a wholly-owned and indirect subsidiary of the Company (the “Grove Employment Agreement”) *	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2005
10	.20.1	Amended Exhibit A, effective as of April 1, 2006, to the Grove Employment Agreement *	Exhibit 10.4 to the March 24, 2006 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

10.21		Employment Agreement, dated July 1, 2005, between Thomas G. Cody and Federated Corporate Services, Inc., a wholly-owned subsidiary of the Company (the “Cody Employment Agreement”) *	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2005
10	.21.1	Amended Exhibit A, effective as of April 1, 2006, to the Cody Employment Agreement *	Exhibit 10.2 to the March 24, 2006 Form 8-K
10.22		Employment Agreement, dated July 1, 2005, between Susan Kronick and Federated Corporate Services, Inc., a wholly-owned subsidiary of the Company (the “Kronick Employment Agreement”) *	Exhibit 10.6 to the March 24, 2006 Form 8-K
10	.22.1	Amended Exhibit A, effective as of April 1, 2006, to the Kronick Employment Agreement *	Exhibit 10.5 to the March 24, 2006 Form 8-K
10.23		Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 the Company’s Annual Report on Form 10-K (File No. 001-10951) for fiscal year ended January 29, 1994
10.24		Form of Severance Agreement (for Executives and Key Employees other than Executive Officers) *	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the ‘‘1998 Form 10-K”)
10.25		Form of Second Amended and Restated Severance Agreement (for Executive Officers) *	Exhibit 10.45 to the 1998 Form 10-K
10	.25.1	Form of Amendment No. 1 to Severance Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 2, 2006
10.26		Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees) *	Exhibit 10.2 to the March 25, 2005 Form 8-K
10	.26.1	Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the 2005 Form 10-K
10.27		Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the Current Report on From 8-K filed March 23, 2005 by May Delaware (the ‘‘March 23, 2005 Form 8-K”)
10.28		Form of Performance Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.5 to the March 23, 2005 Form 8-K
10.29		Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the March 23, 2005 Form 8-K
10.30		Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997 *	Exhibit 10.46 to the 1996 Form 10-K
10.31		Executive Deferred Compensation Plan, as amended through January 1, 2005 *	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2006
10.32		Profit Sharing 401(k) Investment Plan, effective as of April 1, 1997, as amended and restated as of February 5, 2002 (the “Amended and Restated 401(k) Plan”)*	Exhibit 10.40 to the 2005 Form 10-K
10	.32.1	Amendment (No. 1) to the Amended and Restated 401(k) Plan, dated as of July 19, 2002 *	Exhibit 10.40.2 to the 2005 Form 10-K

Exhibit
Number		Description	Document if Incorporated by Reference

10	.32.2	Amendment (No. 2) to the Amended and Restated 401(k) Plan, dated as of December 23, 2002 *	Exhibit 10.40.1 to the 2005 Form 10-K
10	.32.3	Amendment (No. 3) to the Amended and Restated 401(k) Plan, dated as of February 3, 2003 *	Exhibit 10.40.3 to the 2005 Form 10-K
10	.32.4	Amendment (No. 4) to the Amended and Restated 401(k) Plan, dated as of December 30, 2003 *	Exhibit 10.40.4 to the 2005 Form 10-K
10	.32.5	Amendment (No. 5) to the Amended and Restated 401(k) Plan, dated as of December 31, 2003 *	Exhibit 10.40.5 to the 2005 Form 10-K
10	.32.6	Amendment (No. 6) to the Amended and Restated 401(k) Plan, dated as of March 30, 2005 *	Exhibit 10.40.6 to the 2005 Form 10-K
10	.32.7	Amendment (No. 7) to the Amended and Restated 401(k) Plan, dated as of August 23, 2005 *	Exhibit 10.40.7 to the 2005 Form 10-K
10	.32.8	Amendment (No. 8) to the Amended and Restated 401(k) Plan, dated as of February 27, 2006 *	Exhibit 10.40.8 to the 2005 Form 10-K
10	.32.9	Amendment (No. 9) to the Amended and Restated 401(k) Plan, dated as of August 29, 2006 *
10	.32.10	Amendment (No. 10) to the Amended and Restated 401(k) Plan, dated as of December 19, 2006 *
10	.32.11	Amendment (No. 11) to the Amended and Restated 401(k) Plan, dated as of December 19, 2006 *
10.33		Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997 *	Exhibit 10.49 to the 1996 Form 10-K
10.34		Description of Non-Employee Directors’ Compensation Program, dated as of April 1, 2006 *	Exhibit 10.42 to the 2005 Form 10-K
10.35		Stock Credit Plan for 2006 – 2007 of Federated Department Stores, Inc. *	Exhibit 10.43 to the 2005 Form 10-K
10.36		Agreement and Release of Claims between Federated Corporate Services, Inc. and Ronald W. Tysoe, dated as of October 2, 2006 *	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2006
21		Subsidiaries
23		Consent of KPMG LLP
24		Powers of Attorney
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1		Certifications by Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

*	Constitutes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERATED DEPARTMENT STORES, INC.

By:	/s/ Dennis J. Broderick
Dennis J. Broderick
Senior Vice President, General Counsel and Secretary/

Date: April 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 4, 2007.

Signature	Title

* Terry J. Lundgren	Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director
* Karen M. Hoguet	Executive Vice President and Chief Financial Officer (principal financial officer)
* Joel A. Belsky	Vice President and Controller (principal accounting officer)
* Meyer Feldberg	Director
* Sara Levinson	Director
* Joseph Neubauer	Director
* Joseph A. Pichler	Director
* Joyce M. Roché	Director
* William P. Stiritz	Director
* Karl M. von der Heyden	Director
* Craig E. Weatherup	Director
* Marna C. Whittington	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ Dennis J. Broderick
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
Executive Vice President and Chief Financial Officer

Joel A. Belsky
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

We have audited the accompanying consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federated Department Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Federated Department Stores, Inc. adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 123R (Revised 2004), “Share Based Payment,” and the recognition and related disclosure provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” in fiscal 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Federated Department Stores, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Cincinnati, Ohio
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Federated Department Stores, Inc.:

We have audited management’s assessment, included in the accompanying Item 9A (b) Management’s Report on Internal Control over Financial Reporting, that Federated Department Stores, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Federated Department Stores, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Federated Department Stores, Inc. maintained effective internal control over financial reporting as of February 3, 2007 is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Federated Department Stores, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federated Department Stores, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2007, and our report dated March 30, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Cincinnati, Ohio
March 30, 2007

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2006	2005	2004

Net sales	$26,970	$22,390	$15,776
Cost of sales	(16,019)	(13,272)	(9,382)
Inventory valuation adjustments – May integration	(178)	(25)	–

Gross margin	10,773	9,093	6,394
Selling, general and administrative expenses	(8,678)	(6,980)	(4,994)
May integration costs	(450)	(169)	–
Gains on the sale of accounts receivable	191	480	–

Operating income	1,836	2,424	1,400
Interest expense	(451)	(422)	(299)
Interest income	61	42	15

Income from continuing operations before income taxes	1,446	2,044	1,116
Federal, state and local income tax expense	(458)	(671)	(427)

Income from continuing operations	988	1,373	689
Discontinued operations, net of income taxes	7	33	–

Net income	$995	$1,406	$689

Basic earnings per share:
Income from continuing operations	$1.83	$3.22	$1.97
Income from discontinued operations	.01	.08	–

Net income	$1.84	$3.30	$1.97

Diluted earnings per share:
Income from continuing operations	$1.80	$3.16	$1.93
Income from discontinued operations	.01	.08	–

Net income	$1.81	$3.24	$1.93

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED BALANCE SHEETS
(millions)

	February 3, 2007	January 28, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$1,211	$248
Accounts receivable	517	2,522
Merchandise inventories	5,317	5,459
Supplies and prepaid expenses	251	203
Assets of discontinued operations	126	1,713

Total Current Assets	7,422	10,145
Property and Equipment – net	11,473	12,034
Goodwill	9,204	9,520
Other Intangible Assets – net	883	1,080
Other Assets	568	389

Total Assets	$29,550	$33,168

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$650	$1,323
Accounts payable and accrued liabilities	4,944	5,246
Income taxes	665	454
Deferred income taxes	52	103
Liabilities of discontinued operations	48	464

Total Current Liabilities	6,359	7,590
Long-Term Debt	7,847	8,860
Deferred Income Taxes	1,728	1,704
Other Liabilities	1,362	1,495
Shareholders’ Equity:
Common stock (496.9 and 546.8 shares outstanding)	6	6
Additional paid-in capital	9,486	9,238
Accumulated equity	6,375	5,654
Treasury stock	(3,431)	(1,091)
Accumulated other comprehensive loss	(182)	(288)

Total Shareholders’ Equity	12,254	13,519

Total Liabilities and Shareholders’ Equity	$29,550	$33,168

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

						Accumulated
						Other
		Additional			Unearned	Comprehensive	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Income	Shareholders
	Stock	Capital	Equity	Stock	Stock	(Loss)	Equity

Balance at January 31, 2004	$4	$3,878	$3,809	$(1,477)	$(4)	$(270)	$5,940
Net income			689				689
Minimum pension liability adjustment, net of income tax effect of $144 million						230	230

Total comprehensive income							919
Common stock dividends ($.265 per share)			(93)				(93)
Stock repurchases				(899)			(899)
Stock issued under stock plans		(28)		276	(1)		247
Retirement of common stock		(777)		777			–
Restricted stock plan amortization					3		3
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		49					49

Balance at January 29, 2005	4	3,122	4,405	(1,322)	(2)	(40)	6,167
Net income			1,406				1,406
Minimum pension liability adjustment, net of income tax effect of $160 million						(257)	(257)
Unrealized gain on marketable securities, net of income tax effect of $6 million						9	9

Total comprehensive income							1,158
Stock issued in acquisition	2	6,019					6,021
Common stock dividends ($.385 per share)			(157)				(157)
Stock issued under stock plans		36		229			265
Restricted stock plan amortization					2		2
Deferred compensation plan distributions				2			2
Income tax benefit related to stock plan activity		61					61

Balance at January 28, 2006	6	9,238	5,654	(1,091)	–	(288)	13,519
Net income			995				995
Minimum pension liability adjustment, net of income tax effect of $151 million						244	244
Unrealized gain on marketable securities, net of income tax effect of $23 million						36	36

Total comprehensive income							1,275
Adjustment to initially apply SFAS No. 158, net of income tax effect of $115 million						(174)	(174)
Common stock dividends ($.5075 per share)			(274)				(274)
Stock repurchases				(2,500)			(2,500)
Stock-based compensation expense		50					50
Stock issued under stock plans		158		159			317
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		40					40

Balance at February 3, 2007	$6	$9,486	$6,375	$(3,431)	$–	$(182)	$12,254

The accompanying notes are an integral part of these Consolidated Financial Statements.

FEDERATED DEPARTMENT STORES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2006	2005	2004

Cash flows from continuing operating activities:
Net income	$995	$1,406	$689
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations	(7)	(33)	–
Gains on the sale of accounts receivable	(191)	(480)	–
Stock-based compensation expense	91	10	12
May integration costs	628	194	–
Depreciation and amortization	1,265	976	734
Amortization of financing costs and premium on acquired debt	(49)	(20)	6
Gain on early debt extinguishment	(54)	–	–
Changes in assets and liabilities:
Proceeds from sale of proprietary accounts receivable	1,860	2,195	–
(Increase) decrease in proprietary and other accounts receivable not separately identified	207	(147)	17
(Increase) decrease in merchandise inventories	(51)	495	95
(Increase) decrease in supplies and prepaid expenses	(41)	122	(5)
(Increase) decrease in other assets not separately identified	25	(2)	(1)
Decrease in accounts payable and accrued liabilities not separately identified	(841)	(444)	(24)
Increase (decrease) in current income taxes	(139)	49	(6)
Increase (decrease) in deferred income taxes	(18)	(36)	59
Increase (decrease) in other liabilities not separately identified	12	(140)	(69)

Net cash provided by continuing operating activities	3,692	4,145	1,507

Cash flows from continuing investing activities:
Purchase of property and equipment	(1,317)	(568)	(467)
Capitalized software	(75)	(88)	(81)
Proceeds from the disposition of Lord & Taylor	1,047	–	–
Proceeds from the disposition of David’s Bridal and Priscilla of Boston	740	–	–
Repurchase of accounts receivable	(1,141)	–	–
Proceeds from the sale of repurchased accounts receivable	1,323	–	–
Proceeds from hurricane insurance claim	17	–	–
Disposition of property and equipment	679	19	27
Acquisition of The May Department Stores Company, net of cash acquired	–	(5,321)	–
Proceeds from sale of non-proprietary accounts receivable	–	1,388	–
Increase in non-proprietary accounts receivable	–	(131)	(236)
Collection of notes receivable	–	–	30

Net cash provided (used) by continuing investing activities	1,273	(4,701)	(727)

Cash flows from continuing financing activities:
Debt issued	1,146	4,580	186
Financing costs	(10)	(2)	–
Debt repaid	(2,680)	(4,755)	(365)
Dividends paid	(274)	(157)	(93)
Increase (decrease) in outstanding checks	(77)	(53)	38
Acquisition of treasury stock	(2,500)	(7)	(901)
Issuance of common stock	382	336	298

Net cash used by continuing financing activities	(4,013)	(58)	(837)

Net cash provided (used) by continuing operations	952	(614)	(57)
Net cash provided by discontinued operating activities	54	63	–
Net cash used by discontinued investing activities	(97)	(61)	–
Net cash provided (used) by discontinued financing activities	54	(8)	–

Net cash provided (used) by discontinued operations	11	(6)	–

Net increase (decrease) in cash and cash equivalents	963	(620)	(57)
Cash and cash equivalents beginning of period	248	868	925

Cash and cash equivalents end of period	$1,211	$248	$868

Supplemental cash flow information:
Interest paid	$600	$457	$300
Interest received	59	42	16
Income taxes paid (net of refunds received)	561	481	322

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

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2006, 2005 and 2004 ended on February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Fiscal year 2006 includes 53 weeks and fiscal years 2005 and 2004 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

On May 19, 2006, the Company’s board of directors approved a two-for-one stock split to be effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed after the close of trading on June 9, 2006 to shareholders of record on May 26, 2006. Share and per share amounts reflected throughout the Consolidated Financial Statements and notes thereto have been retroactively restated for the stock split.

Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent year.

The Company operates in one segment as an operator of retail stores.

Net sales include merchandise sales, leased department income and shipping and handling fees. The Company licenses third parties to operate certain departments in its stores. The Company receives commissions from these licensed departments based on a percentage of net sales. Commissions are recognized as income at the time merchandise is sold to customers. Sales taxes collected from customers are not considered revenue and are included in accounts payable and accrued liabilities until remitted to the taxing authorities. Cost of sales consists of the cost of merchandise, including inbound freight, and shipping and handling costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales of merchandise are recorded at the time of delivery and reported net of merchandise returns. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.

Cash and cash equivalents include cash and liquid investments with original maturities of three months or less.

Prior to the Company’s sales of its credit card accounts and receivables (see Note 5, “Sale of Credit Card Accounts and Receivables”), the Company offered proprietary credit to its customers under revolving accounts. Such revolving accounts were accepted on customary revolving credit terms and offered the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers were able to make scheduled minimum payments and incur finance charges, which were competitive with other retailers and lenders. Minimum payments varied from 2.5% to 100.0% of the account balance, depending on the size of the balance. The Company also offered proprietary credit on deferred billing terms for periods not to exceed one year. Such accounts were convertible to revolving credit, if unpaid, at the end of the deferral period. Finance charge income was treated as a reduction of selling, general and administrative expenses on the Consolidated Statements of Income.

Prior to the Company’s sales of its credit card accounts and receivables, the Company evaluated the collectibility of its proprietary and non-proprietary accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Proprietary and non-proprietary accounts receivable were considered delinquent if more than one scheduled minimum payment was missed. Delinquent proprietary accounts of Federated were generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Delinquent non-proprietary accounts and delinquent proprietary accounts of May were generally written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts were written off sooner in the event of customer bankruptcy or other circumstances that made further collection unlikely. The Company previously reserved for Federated’s doubtful proprietary accounts based on a loss-to-collections rate and Federated’s doubtful non-proprietary accounts based on a roll-reserve rate. The Company previously reserved for May doubtful proprietary accounts with a methodology based upon historical write-off performance in addition to factoring in a flow rate performance tied to the customer delinquency trend.

In connection with the sales of credit card accounts and related receivable balances, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) (see Note 5, “Sale of Credit Card Accounts and Receivables”). Income earned under the Program Agreement is treated as a reduction of selling, general and administrative expenses on the Consolidated Statements of Income.

The Company maintains customer loyalty programs in which customers are awarded certificates based on their spending. Upon reaching certain levels of qualified spending, customers automatically receive certificates to apply toward future purchases. The Company expenses the estimated net amount of the certificates that will be earned and redeemed as the certificates are earned.

Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly.

The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company also receives advertising allowances from more than 1,200 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with EITF Issue No. 02-16.

Advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,171 million for 2006, $1,076 million for 2005, and $716 million for 2004. Cooperative advertising allowances that offset advertising and promotional costs were approximately $517 million for 2006, $432 million for 2005, and $312 million for 2004. Department store non-direct response advertising and promotional costs are expensed either as incurred or the first time the advertising occurs. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.

The arrangements pursuant to which the Company’s vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported.

Depreciation of owned properties is provided primarily on a straight-line basis over the estimated asset lives, which range from 15 to 50 years for buildings and building equipment and 3 to 15 years for fixtures and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For long-lived assets held for disposal by sale, an impairment charge is recorded if the carrying amount of the asset exceeds its fair value less costs to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. For long-lived assets to be abandoned, the Company considers the asset to be disposed of when it ceases to be used. If the Company commits to a plan to abandon a long-lived asset before the end of its previously estimated useful life, depreciation estimates are revised accordingly. Additionally, related liabilities arise such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill and intangible assets having indefinite lives are not being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill and other intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and indefinite lived intangible assets of a reporting unit are tested for impairment annually at the end of the fiscal month of May and more frequently if certain indicators are encountered. Goodwill and indefinite lived intangible impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. The Company generally estimates fair value based on discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. Intangible assets with determinable useful lives are amortized over their estimated useful lives. These estimated useful lives are evaluated annually to determine if a revision is warranted.

The Company capitalizes purchased and internally developed software and amortizes such costs to expense on a straight-line basis over 2-5 years. Capitalized software is included in other assets on the Consolidated Balance Sheets.

The Company offers gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time the gift cards are redeemed for merchandise. Gift cards generally expire within two years after the date of issuance, except in states where gift cards are prohibited by law from expiring.

The Company is self-insured for workers compensation and public liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is recognized in the Consolidated Financial Statements over an employee’s term of service with the Company, and the accrued benefits are reported in accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, as appropriate.

Financing costs are amortized using the effective interest method over the life of the related debt.

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized.

The Company records derivative transactions according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At February 3, 2007, the Company was not a party to any derivative financial instruments.

Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The modified prospective transition method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain nonvested on the effective date. See Note 15, “Stock Based Compensation,” for further information.

Effective January 29, 2006, the Company adopted SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 29, 2006, the Company adopted SFAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretations regarding the process of quantifying prior year financial statement misstatements for the purposes of a materiality assessment. SAB 108 provides guidance that the following two methodologies should be used to quantify prior year income statement misstatements: (i) the error is quantified as the amount by which the income statement is misstated, and (ii) the error is quantified as the cumulative amount by which the current year balance sheet is misstated. SAB No. 108 concludes that a Company should quantify a misstatement using both of these methodologies. Historically, the Company evaluated the impact of financial statement misstatements for the purposes of a materiality assessment on a current year income statement approach. The interpretation is effective for evaluations made on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Also in September 2006, the FASB issued SFAS 158, which requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of this statement were adopted by the Company for fiscal year 2006. See Note 13, “Retirement Plans,” for further information.

The incremental effects of applying the recognition and disclosure provisions of SFAS No. 158 on line items in the Consolidated Balance Sheets as of February 3, 2007 were as follows:

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
		(millions)

Accounts payable and accrued liabilities	$4,866	$78	$4,944
Deferred income taxes	1,895	(115)	1,780
Other liabilities	1,151	211	1,362
Total liabilities	17,122	174	17,296
Accumulated other comprehensive loss	(8)	(174)	(182)
Total shareholders’ equity	12,428	(174)	12,254

Effective February 4, 2007, the Company adopted the remaining provisions of SFAS 158, which require the measurement of defined benefit plan assets and obligations to be the date of the Company’s fiscal year-end balance sheet. This required a change in the Company’s measurement date, which was previously December 31. The adoption of the remaining provisions of this statement resulted in an adjustment to the beginning balance of accumulated equity on February 4, 2007 of approximately $8 million in order to recognize post employment and postretirement benefit expense for January 2007 and also reduced estimated 2007 post employment and postretirement benefit expense, due to the change in the discount rate at February 3, 2007 as compared to December 31, 2006, by approximately $6 million.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning in the first quarter of fiscal 2007 and the cumulative effect of applying the provisions of FIN 48 will be recognized as an adjustment to the beginning balance of accumulated equity. The initial adoption of FIN 48 on February 4, 2007 did not have a material impact on the Company’s beginning of year consolidated financial position and is not anticipated to have a material impact on the Company’s fiscal 2007 results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amended certain provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not anticipate adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of adopting SFAS 159 on the Company’s consolidated financial position, results of operations and cash flows.

2.	Acquisition

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company (“May”). The results of May’s operations have been included in the Consolidated Financial Statements since that date. The acquired May operations include approximately 500 department stores and approximately 800 bridal and formalwear stores nationwide. Most of the acquired May department stores were converted to the Macy’s nameplate in September 2006, resulting in a national retailer with stores in almost all major markets. As a result of the acquisition and the integration of the acquired May operations, the Company’s continuing operations operate over 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico. The Company has previously announced its intention to divest certain locations of the combined Company’s stores and certain duplicate facilities, including distribution centers, call centers and corporate offices. The stores

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified for divestiture accounted for approximately $2.2 billion of annual 2005 sales on a pro forma basis. As of February 3, 2007, the Company had sold approximately 65 of these stores.

In September 2005 and January 2006, the Company announced its intention to dispose of the acquired May bridal group business, which includes the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. In October 2006, the Company completed the sale of its Lord & Taylor division for $1,047 million in cash and a long-term note receivable of approximately $17 million. In January 2007, the Company completed the sale of its David’s Bridal and Priscilla of Boston businesses for approximately $740 million in cash. The Men’s Wearhouse, Inc. has agreed to purchase the After Hours Formalwear business for approximately $100 million, less cash deposits on hand at the time of sale, and the transaction is expected to close in the first half of 2007. As a result of the Company’s decision to dispose of these businesses, these businesses are being reported as discontinued operations.

The acquired May credit card accounts and related receivables were sold to Citibank in May and July 2006 (see Note 5, “Sale of Credit Card Accounts and Receivables”).

The aggregate purchase price for the acquisition of May (the “Merger”) was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 200 million shares of Company common stock and options to purchase an additional 18.8 million shares of Company common stock valued at approximately $6.0 billion in the aggregate. The value of the approximately 200 million shares of Company common stock was determined based on the average market price of the Company’s stock from February 24, 2005 to March 2, 2005 (the merger agreement was entered into on February 27, 2005). In connection with the Merger, the Company also assumed approximately $6.0 billion of May debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The May purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values. The following table summarizes the purchase price allocation at the date of acquisition:

(millions)

Current assets, excluding assets of discontinued operations	$5,288
Assets of discontinued operations	2,264
Property and equipment	6,579
Goodwill	8,946
Intangible assets	679
Other assets	31

Total assets acquired	23,787
Current liabilities, excluding short-term debt and liabilities of discontinued operations	(3,222)
Liabilities of discontinued operations	(683)
Short-term debt	(248)
Long-term debt	(6,256)
Other liabilities	(1,629)

Total liabilities assumed	(12,038)

Total purchase price	$11,749

The following pro forma information presents the Company’s net sales, income from continuing operations, net income and diluted earnings per share as if the Company’s acquisition of May had occurred on January 30, 2005:

2005
(millions, except
per share data)

Net sales	$28,989
Income from continuing operations	1,398
Net income	1,455
Diluted earnings per share:
Income from continuing operations	$2.54
Income from discontinued operations	.10

Net income	$2.64

Pro forma adjustments have been made to reflect depreciation and amortization using estimated asset values recognized after applying purchase accounting adjustments and interest expense on borrowings used to finance the acquisition. Certain non-recurring charges of $194 million recorded by May prior to August 30, 2005 directly related to the acquisition, including $114 million of accelerated stock compensation expense triggered by the approval of the acquisition by May’s stockholders and the subsequent completion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition, and approximately $66 million of direct transaction costs, have been excluded from the pro forma information presented above.

The pro forma information for 2005 includes a $480 million pre-tax gain recognized on the sale of the proprietary and non-proprietary credit card accounts and $194 million of May integration costs and related inventory valuation adjustments.

This pro forma information is presented for informational purposes only and is not necessarily indicative of actual results had the acquisition been effected at the beginning of the period presented, is not necessarily indicative of future results, and does not reflect potential synergies, integration costs, or other such costs or savings.

3.	May Integration Costs

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company’s pre-existing businesses and the consolidation of certain operations of the Company. The Company had announced that it planned to divest certain store locations and distribution center facilities as a result of the acquisition of May.

During 2006, the Company recorded $628 million of integration costs associated with the acquisition of May, including $178 million of inventory valuation adjustments associated with the combination and integration of the Company’s and May’s merchandise assortments. The remaining $450 million of May integration costs incurred during the year included store and distribution center closing-related costs, re-branding-related marketing and advertising costs, severance, retention and other human resource-related costs, EDP system integration costs and other costs, partially offset by approximately $55 million of gains from the sale of certain Macy’s locations.

During 2006, approximately $780 million of property and equipment for approximately 75 May and Macy’s locations was transferred to assets held for sale upon store or facility closure. Property and equipment totaling approximately $730 million for approximately 65 store and other facility locations were subsequently disposed of, approximately $190 million of which was exchanged for other long-term assets. Assets held for sale are included in other assets on the Consolidated Balance Sheets.

During 2005, the Company recorded $194 million of integration costs associated with the acquisition of May, including $25 million of inventory valuation adjustments associated with the combination and integration of the Company’s and May’s merchandise assortments. $125 million of these costs related to impairment charges of certain Macy’s locations planned to be disposed of. The remaining $44 million of May integration costs incurred in 2005 represented expenses associated with the preliminary planning activities in connection with the consolidation and integration of May’s businesses with the Company’s pre-existing businesses and included consulting fees, EDP system integration costs, travel and other costs.

The impairment charges for the Macy’s locations to be disposed of were calculated based on the excess of historical cost over fair value less costs to sell. The fair values were determined based on prices of similar assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the allocation of the May purchase price in 2005, the Company recorded a liability for termination of May employees in the amount of $358 million, of which $69 million had been paid as of January 28, 2006.

During 2006, the Company recorded additional severance and relocation liabilities for May employees and severance liabilities for certain Macy’s employees in connection with the integration of the acquired May businesses. Severance and relocation liabilities for May employees recorded prior to the one-year anniversary of the acquisition of May were allocated to goodwill and subsequent severance and relocation liabilities recorded for May employees and all severance liabilities for Macy’s employees were charged to May integration costs.

The following table shows, for 2006, the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the May integration:

			Charged to
			May
	January 28,	Allocated to	Integration		February 3,
	2006	Goodwill	Costs	Payments	2007
			(millions)

Severance and relocation costs	$289	$76	$35	$(327)	$73

The Company expects to pay out the accrued severance and relocation costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, over the next two years.

4.	Discontinued Operations

On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which included the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations for all periods presented. The net assets of these businesses are presented in the Consolidated Balance Sheets at fair value less costs to sell.

In October 2006, the Company completed the sale of its Lord & Taylor division for approximately $1,047 million in cash, a long-term note receivable of approximately $17 million and a receivable for a working capital adjustment to the purchase price of approximately $23 million. The Lord & Taylor division represented approximately $1,130 million of net assets, before income taxes. After adjustment for transaction costs of approximately $20 million, the Company recorded the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis, or $38 million after income taxes, or $.07 per diluted share.

In January 2007, the Company completed the sale of its David’s Bridal and Priscilla of Boston businesses for approximately $740 million in cash, net of $10 million of transaction costs. The David’s Bridal and Priscilla of Boston businesses represented approximately $751 million of net assets, before income taxes. After adjustment for a liability for a working capital adjustment to the purchase price and other items totaling approximately $11 million, the Company recorded the loss on disposal of the David’s Bridal and Priscilla of Boston businesses of $22 million on a pre-tax basis, or $18 million after income taxes, or $.03 per diluted share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the divestitures of the Lord & Taylor, David’s Bridal and Priscilla of Boston businesses, the Company entered into agreements providing for customary transition services and certain other marketing and licensing arrangements, some of which will expire upon the completion of the Company’s planned divestiture of After Hours Formalwear. The effects of these arrangements are not expected to be material to the Company.

In connection with the sale of the David’s Bridal and Priscilla of Boston businesses, the Company agreed to indemnify the buyer and related parties of the buyer for certain losses or liabilities incurred by the buyer or such related parties with respect to (1) certain representations and warranties made to the buyer by the Company in connection with the sale, (2) liabilities relating to the After Hours Formalwear business under certain circumstances, and (3) certain pre-closing tax obligations. The representations and warranties in respect of which the Company is subject to indemnification are generally limited to representations and warranties relating to the capitalization of the entities that were sold, the Company’s ownership of the equity interests that were sold, the enforceability of the agreement and certain employee benefits and tax matters. The indemnity for breaches of most of these representations expires on March 31, 2008 and is subject to a deductible of $2.5 million and a cap of $75 million, with the exception of certain representations relating to capitalization and the Company’s ownership interest, in respect of which the indemnity does not expire and is not subject to a cap or deductible.

Indemnity obligations created in connection with the sales of businesses generally do not represent added liabilities for the Company, but simply serve to protect the buyer from potential liabilities associated with particular conditions. The Company records accruals for those pre-closing obligations that are considered probable and estimable. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 15, 2002. The Company has not accrued any additional amounts as a result of the indemnity arrangements summarized above as the Company believes the fair value of these arrangements is not material.

The Men’s Wearhouse, Inc. has agreed to purchase the After Hours Formalwear business for approximately $100 million, less cash deposits on hand at the time of sale, and the transaction is expected to close in the first half of 2007.

Discontinued operations include net sales of approximately $1,741 million for 2006 and approximately $957 million for 2005. No consolidated interest expense has been allocated to discontinued operations. For 2006, income from discontinued operations, net of the losses on disposal of the Lord & Taylor division and the David’s Bridal and Priscilla of Boston businesses, totaled $17 million before income taxes, with a related income tax expense of $10 million. For 2005, income from discontinued operations totaled $55 million before income taxes, with related income tax expense of $22 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of discontinued operations are as follows:

	February 3,	January 28,
	2007	2006
	(millions)

Accounts receivable	$2	$156
Merchandise inventories	9	419
Property and Equipment – net	109	627
Goodwill and other intangible assets – net	–	446
Other assets	6	65

	$126	$1,713

Accounts payable and accrued liabilities	$48	$317
Income taxes	–	131
Other liabilities	–	16

	$48	$464

5.	Sale of Credit Card Accounts and Receivables

On October 24, 2005, the Company sold to Citibank certain proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owned all of the Company’s interest in the Prime Credit Card Master Trust (the foregoing and certain related assets being the “FDS Credit Assets”). The sale of the FDS Credit Assets for a cash purchase price of approximately $3.6 billion resulted in a pre-tax gain of $480 million. The net proceeds received, after eliminating related receivables backed financings, were used to repay debt associated with the acquisition of May.

On May 1, 2006, the Company terminated the Company’s credit card program agreement with GE Capital Consumer Card Co. (“GE Bank”) and purchased all of the “Macy’s” credit card accounts owned by GE Bank, together with related receivables balances (the “GE/Macy’s Credit Assets”), as of April 30, 2006. Also on May 1, 2006, the Company sold the GE/Macy’s Credit Assets to Citibank, resulting in a pre-tax gain of approximately $179 million. The net proceeds of approximately $180 million were used to repay short-term borrowings associated with the acquisition of May.

On May 22, 2006, the Company sold a portion of the acquired May credit card accounts and related receivables to Citibank, resulting in a pre-tax gain of approximately $5 million. The net proceeds of approximately $800 million were primarily used to repay short-term borrowings associated with the acquisition of May.

On July 17, 2006, the Company sold the remaining portion of the acquired May credit card accounts and related receivables to Citibank, resulting in a pre-tax gain of approximately $7 million. The net proceeds of approximately $1,100 million were used for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the sales of credit card accounts and related receivable balances, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) with an initial term of 10 years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

6.	Accounts Receivable

	February 3,	January 28,
	2007	2006
	(millions)

Due from proprietary credit card holders	$–	$1,863
Less allowance for doubtful accounts	–	43

	–	1,820
Estimated premium on acquired May Credit Assets	–	229
Other receivables	517	473

	$517	$2,522

Sales through the Company’s proprietary credit plans were $1,385 million for 2006, $5,421 million for 2005 and $4,401 million for 2004. Finance charge income related to proprietary credit card holders amounted to $106 million for 2006, $359 million for 2005 and $354 million for 2004. Finance charge income related to non-proprietary credit card holders amounted to $98 million for 2005 and $100 million for 2004. The amounts for 2006 include the impact from the May Credit Assets prior to May 22, 2006 and July 17, 2006, and the amounts for 2005 include the impact from the FDS Credit Assets up to October 24, 2005 and the May Credit Assets since August 30, 2005.

The credit plans relating to certain operations of the Company were owned by GE Bank prior to April 30, 2006. However, the Company participated with GE Bank in the net operating results of such plans. At January 28, 2006, the net balance of receivables owned by GE Bank amounted to $1,217 million. Various arrangements between the Company and GE Bank were set forth in a credit card program agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the allowance for doubtful accounts related to proprietary credit card holders prior to the date of the sale of the receivables are as follows:

	2006	2005	2004
		(millions)

Balance, beginning of year	$43	$67	$81
Acquisition	–	45	–
Charged to costs and expenses	19	100	117
Net uncollectible balances written-off	(21)	(112)	(131)
Sale of credit card accounts and receivables	(41)	(57)	–

Balance, end of year	$–	$43	$67

Changes in the allowance for doubtful accounts related to non-proprietary credit card holders prior to the date of the sale of the receivables are as follows:

	2005	2004
	(millions)

Balance, beginning of year	$46	$35
Charged to costs and expenses	43	60
Net uncollectible balances written-off	(40)	(49)
Sale of credit card accounts and receivables	(49)	–

Balance, end of year	$–	$46

7.	Inventories

Merchandise inventories were $5,317 million at February 3, 2007, compared to $5,459 million at January 28, 2006. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for 2006, 2005 or 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Properties and Leases

	February 3,	January 28,
	2007	2006
	(millions)

Land	$1,804	$1,893
Buildings on owned land	5,094	5,241
Buildings on leased land and leasehold improvements	2,434	2,728
Fixtures and equipment	6,642	6,261
Leased properties under capitalized leases	70	127

	16,044	16,250
Less accumulated depreciation and amortization	4,571	4,216

	$11,473	$12,034

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum rental commitments (excluding executory costs) at February 3, 2007, for noncancellable leases are:

	Capitalized	Operating
	Leases	Leases	Total
	(millions)

Fiscal year:
2007	$10	$225	$235
2008	9	211	220
2009	9	193	202
2010	8	181	189
2011	7	166	173
After 2011	45	1,826	1,871

Total minimum lease payments	88	$2,802	$2,890

Less amount representing interest	37

Present value of net minimum capitalized lease payments	$51

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($5 million) and long-term ($45 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $94 million on operating leases.

The Company is a guarantor with respect to certain lease obligations associated with businesses divested by May prior to the Merger. The leases, one of which includes potential extensions to 2087, have future minimum lease payments aggregating approximately $730 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense consists of:

	2006	2005	2004
		(millions)

Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$1	$1	$1
Operating leases –
Minimum rentals	221	189	133
Contingent rentals	23	21	17

	245	211	151

Less income from subleases – Operating leases	(9)	(5)	(4)

	$236	$206	$147

Personal property –
Operating leases	$15	$12	$13

Minimum rental expense for operating leases for 2004 reflects a $42 million reduction for lease accounting policy changes, including $24 million of deferred rent income amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangible Assets

The following summarizes the Company’s goodwill and other intangible assets:

	February 3,	January 28,
	2007	2006
	(millions)

Non-amortizing intangible assets:
Goodwill	$9,204	$9,520
Tradenames	487	487

	$9,691	$10,007

Amortizing intangible assets:
Favorable leases	$283	$411
Customer relationships	188	188
Tradenames	–	24
Customer lists	–	4

	471	627

Accumulated amortization:
Favorable leases	(48)	(14)
Customer relationships	(27)	(8)
Tradenames	–	(10)
Customer lists	–	(2)

	(75)	(34)

	$396	$593

Goodwill during 2006 decreased primarily as a result of the final purchase price allocation related to the acquisition of May (see Note 2, “Acquisition”). Additionally, certain income tax benefits realized of approximately $22 million resulting from the exercise of stock options assumed in the acquisition of May were recorded as a reduction of goodwill during 2006.

Intangible amortization expense amounted to $69 million for 2006, $33 million for 2005 and less than $1 million for 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated intangible amortization expense is shown below:

(millions)

Fiscal year:
2007	$44
2008	44
2009	43
2010	42
2011	41

As a result of the acquisition of May (see Note 2, “Acquisition”), the Company established intangible assets related to favorable leases, customer lists, customer relationships and both definite and indefinite lived tradenames. Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years), customer relationship intangible assets are being amortized over their estimated useful lives of ten years, and customer list intangible assets and certain tradename intangible assets have been amortized over their estimated useful lives of one year.

10.	Financing

The Company’s debt is as follows:

	February 3,	January 28,
	2007	2006
	(millions)

Short-term debt:
3.95% Senior notes due 2007	$400	$–
7.9% Senior debentures due 2007	225	–
9.93% medium term notes due 2007	6	–
Commercial paper	–	1,199
8.85% Senior debentures due 2006	–	100
Capital lease and current portion of other long-term obligations	19	24

	$650	$1,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 3,	January 28,
	2007	2006
	(millions)

Long-term debt:
5.9% Senior notes due 2016	$1,100	$–
4.8% Senior notes due 2009	600	600
6.625% Senior notes due 2008	500	500
6.625% Senior notes due 2011	500	500
5.75% Senior notes due 2014	500	500
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
6.3% Senior notes due 2009	350	350
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
8.0% Senior debentures due 2012	200	200
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
5.95% Senior notes due 2008	150	150
10.625% Senior debentures due 2010	150	150
7.45% Senior debentures due 2011	150	150
7.625% Senior debentures due 2013	125	125
7.45% Senior debentures due 2016	125	125
7.875% Senior debentures due 2036	108	200
7.5% Senior debentures due 2015	100	100
8.125% Senior debentures due 2035	76	150
8.5% Senior notes due 2010	76	76
8.75% Senior debentures due 2029	61	250
9.5% amortizing debentures due 2021	52	109
8.5% Senior debentures due 2019	36	200
10.25% Senior debentures due 2021	33	100
9.75% amortizing debentures due 2021	28	91
7.6% Senior debentures due 2025	24	100
7.875% Senior debentures due 2030	18	200
3.95% Senior notes due 2007	–	400
7.9% Senior debentures due 2007	–	225
8.3% Senior debentures due 2026	–	200
9.93% medium term notes due 2007	–	6
Premium on acquired debt, using an effective interest yield of 4.015% to 6.165%	379	681
Capital lease and other long-term obligations	91	107

	$7,847	$8,860

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense is as follows:

	2006	2005	2004
		(millions)

Interest on debt	$563	$438	$231
Amortization of debt premium	(53)	(24)	–
Amortization of financing costs	4	4	4
Interest on capitalized leases	6	5	5
(Gain) loss on early retirement of long-term debt	(54)	–	59

	466	423	299
Less interest capitalized on construction	15	1	–

	$451	$422	$299

Future maturities of long-term debt, other than capitalized leases and premium on acquired debt, are shown below:

(millions)

Fiscal year:
2008	$662
2009	962
2010	238
2011	663
2012	213
After 2012	4,685

During 2006, the Company issued $1,146 million of long-term debt and repaid $2,680 million of debt, including $1,199 million of short-term borrowings associated with the acquisition of May, approximately $957 million aggregate principal amount of senior unsecured notes repurchased in a tender offer, $100 million of 8.85% senior debentures due 2006 and the prepayment of $200 million of 8.30% debentures due 2026.

In November 2006, the Company issued $1,100 million aggregate principal amount of 5.90% senior unsecured notes due 2016. In December 2006, the Company used the net proceeds of the issuance of such notes, together with cash on hand, to repurchase approximately $957 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of approximately $1,201 million. The repurchased outstanding senior unsecured notes had stated interest rates ranging from 7.60% to 10.25%, a weighted-average interest rate of 8.53% and had maturities from 2019 to 2036. In connection with the repurchase of the senior unsecured notes, on November 21, 2006, the Company entered into reverse Treasury lock agreements, which are derivative financial instruments, with an aggregate notional amount of $900 million. These agreements were settled on December 4, 2006, with a net payment to the Company of approximately $4 million. The derivative financial instruments were used to mitigate the Company’s exposure to interest rate sensitivity during the period between the date on which the 5.90% senior unsecured notes were priced and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date on which the applicable consideration payable with respect to the cash repurchase of senior unsecured notes was finalized.

On March 7, 2007, the Company issued $1,100 million aggregate principal amount of 5.35% senior unsecured notes due 2012 and $500 million aggregate principal amount of 6.375% senior unsecured notes due 2037. The net proceeds of the debt issuances were used to repay commercial paper borrowings incurred in connection with the accelerated share repurchase agreements and the balance will be used for general corporate purposes (see Note 19, “Subsequent Events”).

The following summarizes certain components of the Company’s debt:

Bank Credit Agreements

The Company is a party to a five-year credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which amount may be increased to $2,500 million at the option of the Company) outstanding at any particular time. This credit agreement, which was set to expire August 30, 2010 was amended and restated and will now expire August 30, 2011.

In connection with the Merger, the Company entered into a 364-day bridge credit agreement with certain financial institutions providing for revolving credit borrowings in an aggregate amount initially not to exceed $5.0 billion outstanding at any particular time. On June 19, 2006, the Company terminated the 364-day bridge credit agreement.

As of February 3, 2007, and January 28, 2006, there were no revolving credit loans outstanding under any of these agreements. However, there were $30 million and $35 million of standby letters of credit outstanding at February 3, 2007, and January 28, 2006, respectively. Revolving loans under these agreements bear interest based on various published rates.

These agreements, which are obligations of a wholly-owned subsidiary of the Company, are not secured and Federated Department Stores, Inc. (“Parent”) has fully and unconditionally guaranteed these obligations (see Note 21, “Condensed Consolidating Financial Information”).

The Company’s bank credit agreement requires the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. The interest coverage ratio for 2006 was 6.92 and at February 3, 2007 the leverage ratio was .37.

Commercial Paper

The Company entered into a new unsecured commercial paper program in 2005 which replaced the previous $1.2 billion program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. As of February 3, 2007, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 28, 2006, the Company had $0 and $1,199 million of commercial paper outstanding under its commercial paper program, respectively.

This program, which is an obligation of a wholly-owned subsidiary of the Company, is not secured and Parent has fully and unconditionally guaranteed the obligations (see Note 21, “Condensed Consolidating Financial Information”).

Senior Notes and Debentures

The senior notes and the senior debentures are unsecured obligations of a wholly-owned subsidiary of the Company and Parent has fully and unconditionally guaranteed these obligations (see Note 21, “Condensed Consolidating Financial Information”).

Other Financing Arrangements

There were $23 million of standby letters of credit outstanding at February 3, 2007 and $1 million of trade letters of credit and $24 million of standby letters of credit outstanding at January 28, 2006.

11.	Accounts Payable and Accrued Liabilities

	February 3,	January 28,
	2007	2006
	(millions)

Merchandise and expense accounts payable	$2,454	$2,522
Liabilities to customers	687	643
Lease related liabilities	250	268
Workers’ compensation and general liability reserves	487	474
Severance and relocation – May integration	73	289
Accrued wages and vacation	173	259
Taxes other than income taxes	245	321
Accrued interest	121	130
Current portion of post employment and postretirement benefits	78	–
Other	376	340

	$4,944	$5,246

Liabilities to customers includes liabilities related to gift cards and customer award certificates of $563 million at February 3, 2007 and $359 million at January 28, 2006 and also includes an estimated allowance for future sales returns of $78 million at February 3, 2007 and January 28, 2006. The acquisition of May resulted in an increase in the estimated allowance for sales returns of $40 million in 2005. Adjustments to the allowance for future sales returns, which amounted to a credit of less than $1 million for 2006, a credit of $4 million for 2005, and a charge of $1 million for 2004, are reflected in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in workers’ compensation and general liability reserves are as follows:

	2006	2005	2004
		(millions)

Balance, beginning of year	$474	$201	$173
Acquisition	–	248	–
Charged to costs and expenses	178	133	112
Payments, net of recoveries	(165)	(108)	(84)

Balance, end of year	$487	$474	$201

At February 3, 2007, workers’ compensation and general liability reserves include $94 million of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

12.	Taxes

Income tax expense is as follows:

	2006			2005			2004
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)

Federal	$429	$(23)	$406	$520	$61	$581	$310	$70	$380
State and local	65	(13)	52	77	13	90	31	16	47

	$494	$(36)	$458	$597	$74	$671	$341	$86	$427

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2006, 2005 and 2004 to income from continuing operations before income taxes. The reasons for this difference and their tax effects are as follows:

	2006	2005	2004
		(millions)

Expected tax	$506	$715	$391
State and local income taxes, net of federal income tax benefit	35	59	31
Favorable settlement of tax examinations	(80)	(10)	–
Reduction of valuation allowance	–	(89)	–
Other	(3)	(4)	5

	$458	$671	$427

On May 24, 2006, the Company received a refund of $155 million from the Internal Revenue Service (“IRS”) as a result of settling an IRS examination for fiscal years 2000, 2001 and 2002. The refund is primarily attributable to losses related to the disposition of a former subsidiary. As a result of the settlement, the Company recognized a tax benefit of approximately $80 million and approximately $17 million of interest income in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 3,	January 28,
	2007	2006
	(millions)

Deferred tax assets:
Post employment and postretirement benefits	$511	$560
Accrued liabilities accounted for on a cash basis for tax purposes	357	482
Long-term debt	180	314
Federal operating loss carryforwards	28	52
State operating loss carryforwards	43	38
Other	51	52
Valuation allowance	(24)	(22)

Total deferred tax assets	1,146	1,476

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(2,007)	(2,198)
Merchandise inventories	(420)	(433)
Intangible assets	(357)	(423)
Accounts receivable	(3)	(137)
Other	(139)	(92)

Total deferred tax liabilities	(2,926)	(3,283)

Net deferred tax liability	$(1,780)	$(1,807)

The valuation allowance of $24 million at February 3, 2007 and $22 million at January 28, 2006 relates to net deferred tax assets for state net operating loss carryforwards. The net change in the valuation allowance amounted to an increase of $2 million for 2006 and a decrease of $76 million for 2005. Subsequent realization of the state net operating loss carryforwards associated with the valuation allowance at February 3, 2007 would result in an $8 million reduction to goodwill and a $16 million reduction to income tax expense.

As of February 3, 2007, the Company had federal net operating loss carryforwards of approximately $79 million which will expire between 2008 and 2020 and state net operating loss carryforwards, net of valuation allowance, of approximately $549 million which will expire between 2007 and 2027.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Retirement Plans

The Company has a funded defined benefit plan (“Pension Plan”) and defined contribution plans (“Savings Plans”), which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has an unfunded defined benefit supplementary retirement plan (“SERP”), which includes benefits, for certain employees, in excess of qualified plan limitations. For 2006, 2005 and 2004, retirement expense for these plans totaled $197 million, $185 million and $86 million, respectively.

On July 31, 2006, the Company merged the May defined benefit plan into its Pension Plan and on August 31, 2006, the Company merged the May SERP into its SERP, which actions required the Company to remeasure plan assets and obligations.

Measurement of plan assets and obligations for the Pension Plan and the SERP are calculated as of December 31 of each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of December 31, 2006 and 2005:

	2006	2005
	(millions)

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$2,807	$1,701
Acquisition	–	1,095
Service cost	119	84
Interest cost	163	120
Plan merger	(182)	–
Plan amendments	(5)	–
Actuarial loss (gain)	257	(40)
Benefits paid	(341)	(153)

Projected benefit obligation, end of year	$2,818	$2,807
Changes in plan assets (primarily stocks, bonds and U.S. government securities)
Fair value of plan assets, beginning of year	$2,398	$1,636
Acquisition	–	629
Actual return on plan assets	330	150
Plan merger	68	–
Company contributions	100	136
Benefits paid	(341)	(153)

Fair value of plan assets, end of year	$2,555	$2,398

Funded status at end of year	$(263)	$(409)
Unrecognized net loss	–	437

Net amount recognized	$(263)	$28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005
	(millions)

Amounts recognized in the Consolidated Balance Sheets at February 3, 2007:
Other liabilities	$(263)

Amounts recognized in the Consolidated Balance Sheets at January 28, 2006:
Other liabilities		$(367)
Other liabilities (minimum liability)		(14)
Accumulated other comprehensive loss		409

		$28

Amounts recognized in accumulated other comprehensive loss (income) at February 3, 2007:
Net actuarial loss	$296
Prior service credit	(5)

	$291

The accumulated benefit obligation for the Pension Plan was $2,605 million and $2,564 million as of December 31, 2006 and December 31, 2005, respectively.

Net pension costs for the Company’s Pension Plan included the following actuarially determined components:

	2006	2005	2004
		(millions)

Service cost	$119	$84	$45
Interest cost	163	120	98
Expected return on assets	(206)	(165)	(142)
Amortization of net actuarial loss	27	45	20

	$103	$84	$21

The estimated net actuarial loss and prior service credit for the Pension Plan that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost during 2007 are $19 million and $(2) million, respectively.

As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to determine benefit obligations for the Pension Plan at December 31, 2006 and 2005:

	2006	2005

Discount rate	5.85%	5.70%
Rate of compensation increases	5.40%	5.40%

The following weighted average assumptions were used to determine net periodic pension cost for the Company’s Pension Plan:

	2006	2005	2004

Discount rate prior to plan merger	5.70%	5.75%	6.25%
Discount rate subsequent to plan merger	6.50%	–	–
Discount rate on acquired plan at acquisition date	–	5.25%	–
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increases	5.40%	5.40%	5.80%

The Pension Plan’s assumptions are evaluated annually and updated as necessary. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the Pension Plan’s estimated payments. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions.

The following provides the weighted average asset allocations, by asset category, of the assets of the Company’s Pension Plan as of December 31, 2006 and 2005 and the policy targets:

	Targets	2006	2005

Equity securities	60%	63%	62%
Debt securities	25	24	27
Real estate	10	9	8
Other	5	4	3

	100%	100%	100%

The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to the Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return of the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through the asset diversification and the use of multiple investment managers.

The Company made a $100 million voluntary funding contribution to the Pension Plan in 2006 and made a $136 million voluntary funding contribution to the Pension Plan in 2005. The Company currently anticipates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that it will not be required to make any contributions to the Pension Plan until 2009. As of the date of this report, the Company is considering making a voluntary funding contribution to the Pension Plan of $180 million prior to February 2, 2008.

The following benefit payments are estimated to be paid from the Pension Plan:

(millions)

Fiscal year:
2007	$236
2008	226
2009	217
2010	209
2011	204
2012-2016	946

Supplementary Retirement Plan

The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of December 31, 2006 and 2005:

	2006	2005
	(millions)

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$671	$266
Acquisition	–	386
Service cost	9	9
Interest cost	39	24
Plan merger	(54)	–
Plan amendments	(5)	–
Actuarial loss (gain)	46	(1)
Benefits paid	(33)	(13)

Projected benefit obligation, end of year	$673	$671
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	33	13
Benefits paid	(33)	(13)

Fair value of plan assets, end of year	$–	$–

Funded status	$(673)	$(671)
Unrecognized net loss	–	92
Unrecognized prior service cost	–	(5)

Net amount recognized	$(673)	$(584)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005
	(millions)

Amounts recognized in the Consolidated Balance Sheets at February 3, 2007:
Accounts payable and accrued liabilities	$(45)
Other liabilities	(628)

	$(673)

Amounts recognized in the Consolidated Balance Sheets at January 28, 2006:
Other liabilities		$(392)
Other liabilities (minimum liability)		(265)
Accumulated other comprehensive loss		73

		$(584)

Amounts recognized in accumulated other comprehensive loss (income) at February 3, 2007:
Net actuarial loss	$75
Prior service credit	(8)

	$67

The accumulated benefit obligation for the supplementary retirement plan was $615 million and $624 million as of December 31, 2006 and December 31, 2005, respectively.

Net pension costs for the supplementary retirement plan included the following actuarially determined components:

	2006	2005	2004
		(millions)

Service cost	$9	$9	$8
Interest cost	39	24	17
Recognition of net actuarial loss	8	13	14
Amortization of prior service cost	(1)	(1)	1

	$55	$45	$40

The estimated net actuarial loss and prior service credit for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost during 2007 are $0 and $(1) million, respectively.

As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to determine benefit obligations for the supplementary retirement plan at December 31, 2006 and 2005:

	2006	2005

Discount rate	5.85%	5.70%
Rate of compensation increases	7.20%	7.20%

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2006	2005	2004

Discount rate prior to plan merger	5.70%	5.75%	6.25%
Discount rate subsequent to plan merger	6.30%	–	–
Discount rate on acquired plan at acquisition date	–	5.25%	–
Rate of compensation increases	7.20%	7.20%	7.70%

The supplementary retirement plan’s assumptions are evaluated annually and updated as necessary. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the supplementary retirement plan’s estimated payments.

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)

Fiscal year:
2007	$45
2008	48
2009	48
2010	50
2011	51
2012-2016	255

Savings Plans

The Savings Plans include a voluntary savings feature for eligible employees. The Company’s contribution is based on the Company’s annual earnings and the minimum contribution is 33 1/3% of an employee’s eligible savings. Expense for the Savings Plans amounted to $39 million for 2006, $56 million for 2005 and $25 million for 2004.

Deferred Compensation Plan

The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At February 3, 2007, and January 28, 2006, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $48 million and $45 million, respectively. Expense for 2006, 2005 and 2004 was immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of December 31, 2006 and 2005:

	2006	2005
	(millions)

Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$359	$293
Acquisition	–	90
Service cost	–	1
Interest cost	20	18
Actuarial (gain) loss	15	(15)
Medicare Part D subsidy	2	–
Benefits paid	(35)	(28)

Accumulated postretirement benefit obligation, end of year	$361	$359
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	35	28
Benefits paid	(35)	(28)

Fair value of plan assets, end of year	$–	$–

Funded status	$(361)	$(359)
Unrecognized net loss	–	6
Unrecognized prior service cost	–	(4)

Net amount recognized	$(361)	$(357)

Amounts recognized in the Consolidated Balance Sheets:
Accounts payable and accrued liabilities	$(33)	$–
Other liabilities	(328)	(357)

	$(361)	$(357)

Amounts recognized in accumulated other comprehensive loss (income):
Net actuarial loss	$19
Prior service credit	(1)

	$18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs included the following actuarially determined components:

	2006	2005	2004
	(millions)

Service cost	$–	$1	$1
Interest cost	20	18	16
Recognition of net actuarial (gain) loss	1	2	(2)
Amortization of prior service cost	(2)	(5)	(6)

	$19	$16	$9

The estimated net actuarial loss and prior service credit of the postretirement obligations that will be amortized from accumulated other comprehensive loss (income) into net postretirement benefit cost during 2007 are $1 million and $(1) million, respectively.

As permitted under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The following weighted average assumptions were used to determine benefit obligations for the postretirement obligations at December 31, 2006 and 2005:

	2006	2005

Discount rate	5.85%	5.70%

The following weighted average assumptions were used to determine net postretirement benefit expense for the postretirement obligations:

	2006	2005	2004

Discount rate	5.70%	5.75%	6.25%
Discount rate on acquired plan at acquisition date	–	5.25%	–

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides the assumed health care cost trend rates related to the Company’s postretirement obligations at December 31, 2006 and 2005:

	2006	2005

Health care cost trend rates assumed for next year	9.75%-11.75%	9.0%-12.5%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2016

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage	1 – Percentage
	Point Increase	Point Decrease
	(millions)

Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	$18	$(16)

The following benefit payments are estimated to be funded by the Company and paid from the postretirement obligations:

(millions)

Fiscal year:
2007	$33
2008	33
2009	32
2010	32
2011	32
2012-2016	144

The estimated benefit payments reflect estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 of $2 million in each of 2007, 2008, 2009, 2010 and 2011 and $8 million for the period 2012 to 2016.

15.	Stock Based Compensation

The Company has equity plans intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries. As of the date of the Merger, the Company assumed May’s equity plan, which has since been amended to have identical terms and provisions of the Company’s other equity plan. At the date of the Merger, all outstanding May options under May’s equity plan were fully vested and were converted into options to acquire common stock of the Company in accordance with the Merger agreement. The following disclosures present the Company’s equity plans on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combined basis. The equity plans are administered by the Compensation and Management Development Committee of the Board of Directors (the “Compensation Committee”). The Compensation Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors. Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms and typically vest ratably over four years of continued service.

The Company also has a stock credit plan. Beginning in 2004, key management personnel became eligible to earn a stock credit grant over a two-year performance period ended January 28, 2006. In general, each stock credit is intended to represent the right to receive the value associated with one share of the Company’s common stock. There were a total of 778,386 stock credit awards outstanding as of February 3, 2007, including reinvested dividend equivalents earned during the holding period, relating to the 2004 grant. The value of one-half of the stock credits awarded to participants in 2004 will be paid in cash in early 2008 and the value of the other half of such stock credits will be paid in cash in early 2009. Additionally, in 2006, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending February 2, 2008. There were a total of 1,545,661 stock credits awarded for the 2006 grant which remain outstanding as of February 3, 2007. In general, the value of one-half of the stock credits awarded to participants in 2006 will be paid in cash in early 2010 and the value of the other half of such stock credits will be paid in cash in early 2011. Compensation expense for stock credit awards is recorded on a straight-line basis over the vesting period and is calculated based on the ending stock price for each reporting period.

Prior to January 29, 2006, the Company accounted for its stock-based employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. No stock-based employee compensation cost related to stock options had been reflected in net income, as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, compensation expense that the Company recognizes beginning on that date includes expense associated with the fair value of all awards granted on and after January 29, 2006, and expense for the nonvested portion of previously granted awards outstanding on January 29, 2006. Results for prior periods have not been restated.

During 2006, the Company recorded approximately $47 million of stock-based compensation expense for stock options, approximately $41 million of stock-based compensation expense for stock credits and approximately $3 million of stock based compensation expense for restricted stock. During 2005, the Company recorded approximately $9 million of stock-based compensation expense for stock credits and approximately $1 million of stock based compensation expense for restricted stock. During 2004, the Company recorded approximately $9 million of stock-based compensation expense for stock credits and approximately $3 million of stock based compensation expense for restricted stock. All stock-based compensation expense is recorded in selling, general and administrative expense in the Consolidated Statements of Income. The income tax benefit recognized in the Consolidated Statements of Income related to stock-based compensation was approximately $34 million, approximately $4 million, and approximately $5 million for 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life assumption consistent with SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. For options granted, the Company recognizes the fair value on a straight-line basis primarily over the vesting period of the options.

The fair value of stock-based awards granted during 2006, 2005 and 2004 and the weighted average assumptions used to estimate the fair value of stock options are as follows:

	2006	2005	2004

Weighted average grant date fair value of stock options granted during the period	$13.83	$10.54	$10.14
Weighted average grant date fair value of restricted stock granted during the period	$36.24	N/A	$25.25
Dividend yield	1.5%	1.8%	1.0%
Expected volatility	39.8%	37.5%	41.5%
Risk-free interest rate	4.6%	4.3%	3.1%
Expected life	5.3 years	5.3 years	6 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma effect on net income and earnings per share for 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123R for stock options granted prior to January 29, 2006.

	2005	2004
	(millions, except per share data)

Net income, as reported	$1,406	$689
Add stock-based employee compensation cost included in reported net income, net of related tax benefit	7	7
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit	(39)	(41)

Pro forma net income	$1,374	$655

Earnings per share – net income:
Basic – as reported	$3.30	$1.97

Basic – pro forma	$3.23	$1.87

Diluted – as reported	$3.24	$1.93

Diluted – pro forma	$3.15	$1.83

Stock option activity for 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(years)	(millions)

Outstanding, beginning of period	48,364.6	$25.51
Granted	6,541.3	36.96
Canceled or forfeited	(1,723.8)	34.65
Exercised	(12,537.6)	25.42

Outstanding, end of period	40,644.5	$26.99

Exercisable, end of period	27,219.8	$25.26	4.4	$452

Options expected to vest	11,467.6	$30.51	8.2	$130

The total intrinsic value of options exercised was $168 million, $156 million and $126 million in 2006, 2005 and 2004, respectively. The total grant-date fair value of stock options that vested during 2006, 2005 and 2004 was $57 million, $66 million and $83 million, respectively. Cash received from stock option exercises under the Company’s equity plan amounted to approximately $319 million for 2006, $273 million for 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $245 million for 2004. Tax benefits realized from exercised stock options and vested restricted stock amounted to approximately $62 million for 2006, $61 million for 2005 and $49 million for 2004.

Restricted stock award activity for 2006 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested, beginning of period	101,500	$12.97
Granted	286,000	36.24
Vested	(500)	25.25

Nonvested, end of period	387,000	$30.15

During 2006, 286,000 shares of Common Stock were granted in the form of restricted stock at per share market values of $35.82 to $36.44, fully vesting after three years. No shares of common stock were granted in the form of restricted stock during 2005. During 2004, 2,000 shares of Common Stock were granted in the form of restricted stock at a per share market value of $25.25, vesting ratably over four years. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of restricted stock units or stock appreciation rights under the equity plans.

As of February 3, 2007, 27.4 million shares of common stock were available for additional grants pursuant to the Company’s equity plans, of which 3.8 million shares were available for grant in the form of restricted stock or restricted stock units. Common stock is delivered out of treasury stock upon the exercise of stock options and grant of restricted stock.

As of February 3, 2007, the Company had $91 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years. As of February 3, 2007, the Company had $8 million of unrecognized compensation costs related to nonvested restricted stock awards which is expected to be recognized over a weighted average period of approximately 1.7 years.

16.	Shareholders’ Equity

The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 604.0 million shares of Common Stock issued and 496.9 million shares of Common Stock outstanding at February 3, 2007, and 598.4 million shares of Common Stock issued and 546.8 million shares of Common Stock outstanding at January 28, 2006 (with shares held in the Company’s treasury being treated as issued, but not outstanding).

On May 19, 2006, the Company’s board of directors approved a two-for-one stock split to be effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed on June 9, 2006 to shareholders of record on May 26, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, in connection with the Merger, the Company issued approximately 200 million shares of Company common stock and options to purchase an additional 18.8 million shares of Company common stock valued at approximately $6.0 billion in the aggregate. During 2004, the Company retired 38 million shares of its common stock.

The Company’s board of directors initially approved a $500 million authorization to purchase common stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003, additional $750 million authorizations on each of February 27, 2004 and July 20, 2004 and an additional authorization of $2,000 million on August 25, 2006. All authorizations are cumulative and do not have an expiration date. Under its share repurchase program, the Company purchased 62.4 million shares of Common Stock at a cost of approximately $2,500 million in 2006 and 36.7 million shares of Common Stock at a cost of approximately $900 million in 2004. No shares of Common Stock were purchased under its share repurchase program in 2005. As of February 3, 2007, the Company’s share repurchase program had approximately $170 million of authorization remaining.

On February 26, 2007, the Company’s board of directors approved an additional $4,000 million authorization to the Company’s existing share repurchase program. The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to adjustment pursuant to the terms of the related accelerated share repurchase agreements. With this additional authorization to the share repurchase program and the immediate repurchase agreements entered into by the Company, the repurchase program had approximately $2,170 million of authorization remaining as of April 3, 2007 (See Note 19, “Subsequent Events”).

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

Treasury Stock

Treasury stock contains shares repurchased under the share repurchase program, shares repurchased to cover employee tax liabilities related to stock plan activity and shares maintained in a trust related to the deferred compensation plans. Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common	Deferred			Common
	Stock	Compensation			Stock
	Issued	Plans	Other	Total	Outstanding
	(thousands)

Balance at January 31, 2004	434,775.7	(1,197.9)	(76,611.6)	(77,809.5)	356,966.2
Stock issued under stock plans		(78.4)	14,136.0	14,057.6	14,057.6
Stock repurchases:
Repurchase program			(36,696.2)	(36,696.2)	(36,696.2)
Other			(95.6)	(95.6)	(95.6)
Deferred compensation plan distributions		58.0		58.0	58.0
Retirement of common stock	(38,000.0)		38,000.0	38,000.0	–

Balance at January 29, 2005	396,775.7	(1,218.3)	(61,267.4)	(62,485.7)	334,290.0
Stock issued in acquisition	199,449.2				199,449.2
Stock issued under stock plans	2,183.9	(68.8)	11,080.4	11,011.6	13,195.5
Stock repurchases:
Other			(224.0)	(224.0)	(224.0)
Deferred compensation plan distributions		75.6		75.6	75.6

Balance at January 28, 2006	598,408.8	(1,211.5)	(50,411.0)	(51,622.5)	546,786.3
Stock issued under stock plans	5,629.7	(72.8)	6,988.8	6,916.0	12,545.7
Stock repurchases:
Repurchase program			(62,447.6)	(62,447.6)	(62,447.6)
Other			(5.1)	(5.1)	(5.1)
Deferred compensation plan distributions		45.3		45.3	45.3

Balance at February 3, 2007	604,038.5	(1,239.0)	(105,874.9)	(107,113.9)	496,924.6

17.	Financial Instruments and Concentrations of Credit Risk

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and short-term investments

The carrying amount approximates fair value because of the short maturity of these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable

The carrying amount approximates fair value because of the short average maturity of the instruments, and because the carrying amount at January 28, 2006 reflects a reasonable estimate of losses from doubtful accounts.

Long-term debt

The fair values of the Company’s long-term debt, excluding capitalized leases, are estimated based on the quoted market prices for publicly traded debt or by using discounted cash flow analysis, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair values of certain financial instruments of the Company are as follows:

	February 3, 2007			January 28, 2006
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value
(millions)

Long-term debt	$7,423	$7,802	$7,567	$8,080	$8,761	$8,777

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments. Credit risk with respect to accounts receivable is concentrated in the geographic regions in which the Company operates stores. Such concentrations, however, are considered to be limited because of the Company’s large number of stores and their dispersion across many regions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Earnings Per Share

The reconciliation of basic earnings per share to diluted earnings per share based on income from continuing operations is as follows:

	2006		2005		2004
	Income	Shares	Income	Shares	Income	Shares
		(millions, except per share data)

Income from continuing operations and average number of shares outstanding	$988	539.0	$1,373	425.2	$689	349.0
Shares to be issued under deferred compensation plans		1.0		0.8		1.2

	$988	540.0	$1,373	426.0	$689	350.2
Basic earnings per share	$1.83		$3.22		$1.97

Effect of dilutive securities – Stock options and restricted stock		7.7		8.6		6.2

	$988	547.7	$1,373	434.6	$689	356.4
Diluted earnings per share	$1.80		$3.16		$1.93

In addition to the stock options and restricted stock reflected in the foregoing table, stock options to purchase and restricted stock of 1.7 million shares of common stock at prices ranging from $40.27 to $44.45 per share were outstanding at February 3, 2007, stock options to purchase 5.8 million shares of common stock at prices ranging from $34.84 to $40.26 per share were outstanding at January 28, 2006 and stock options to purchase 0.8 million shares of common stock at prices ranging from $32.03 to $39.72 per share were outstanding at January 31, 2005 but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

19.	Subsequent Events

On February 26, 2007, the Company’s board of directors approved an additional $4,000 million authorization to the Company’s existing share repurchase program. The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to adjustment pursuant to the terms of the related accelerated share repurchase agreements. With this additional authorization to the share repurchase program and the immediate repurchase agreements entered into by the Company, the repurchase program had approximately $2,170 million of authorization remaining as of April 3, 2007.

On March 7, 2007, the Company issued $1,100 million aggregate principal amount of 5.35% senior unsecured notes due 2012 and $500 million aggregate principal amount of 6.375% senior unsecured notes due 2037. The net proceeds of the debt issuances were used to repay commercial paper borrowings incurred in connection with the accelerated share repurchase agreements and the balance will be used for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results (unaudited)

Unaudited quarterly results for the last two years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(millions, except per share data)

2006:
Net sales	$5,930	$5,995	$5,886	$9,159
Cost of sales	(3,627)	(3,470)	(3,513)	(5,409)
Inventory valuation adjustments – May integration	(6)	(134)	(28)	(10)

Gross margin	2,297	2,391	2,345	3,740
Selling, general and administrative expenses	(2,154)	(2,117)	(2,094)	(2,313)
May integration costs	(123)	(43)	(117)	(167)
Gains on sale of accounts receivable	–	191	–	–
Income (loss) from continuing operations	(74)	282	20	760
Discontinued operations	22	35	(23)	(27)

Net income (loss)	(52)	317	(3)	733
Basic earnings per share:
Income (loss) from continuing operations	(.13)	.51	.03	1.47
Net income (loss)	(.09)	.57	(.01)	1.42
Diluted earnings per share:
Income (loss) from continuing operations	(.13)	.51	.03	1.45
Net income (loss)	(.09)	.57	(.01)	1.40

2005:
Net sales	$3,641	$3,623	$5,555	$9,571
Cost of sales	(2,176)	(2,126)	(3,312)	(5,658)
Inventory valuation adjustments – May integration	–	–	–	(25)

Gross margin	1,465	1,497	2,243	3,888
Selling, general and administrative expenses	(1,213)	(1,206)	(1,973)	(2,588)
May integration costs	–	–	(63)	(106)
Gain on sale of accounts receivable	–	–	480	–
Income from continuing operations	123	148	424	678
Discontinued operations	–	–	12	21

Net income	123	148	436	699
Basic earnings per share:
Income from continuing operations	.36	.43	.88	1.24
Net income	.36	.43	.91	1.28
Diluted earnings per share:
Income from continuing operations	.36	.42	.87	1.22
Net income	.36	.42	.90	1.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Condensed Consolidating Financial Information

Parent has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, Federated Retail Holdings, Inc. (“Subsidiary Issuer”). “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, FDS Insurance, Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David’s Bridal, Inc. and its subsidiaries, including After Hours Formalwear, Inc. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”

Condensed Consolidating Balance Sheets as of February 3, 2007 and January 28, 2006, the related Condensed Consolidating Statements of Income for 2006, 2005 and 2004, and the related Condensed Consolidating Statements of Cash Flows for 2006, 2005, and 2004 are presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 3, 2007
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents	$968	$73	$171	$(1)	$1,211
Accounts receivable	2	98	419	(2)	517
Merchandise inventories	–	2,654	2,672	(9)	5,317
Supplies and prepaid expenses	–	130	126	(5)	251
Income taxes	31	–	–	(31)	–
Deferred income tax assets	–	–	52	(52)	–
Assets of discontinued operations	–	–	–	126	126

Total Current Assets	1,001	2,955	3,440	26	7,422
Property and Equipment – net	3	6,028	5,550	(108)	11,473
Goodwill	–	5,443	3,761	–	9,204
Other Intangible Assets – net	–	303	580	–	883
Other Assets	4	211	354	(1)	568
Deferred Income Tax Assets	3	–	–	(3)	–
Intercompany Receivable	1,923	–	2,299	(4,222)	–
Investment in Subsidiaries	9,524	6,779	–	(16,303)	–

Total Assets	$12,458	$21,719	$15,984	$(20,611)	$29,550

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$647	$3	$–	$650
Accounts payable and accrued liabilities	197	1,989	2,807	(49)	4,944
Income taxes	–	272	424	(31)	665
Deferred income taxes	–	103	–	(51)	52
Liabilities of discontinued operations	–	–	–	48	48

Total Current Liabilities	197	3,011	3,234	(83)	6,359
Long-Term Debt	–	7,809	38	–	7,847
Intercompany Payable	–	4,222	–	(4,222)	–
Deferred Income Taxes	–	899	832	(3)	1,728
Other Liabilities	7	15	1,340	–	1,362
Shareholders’ Equity	12,254	5,763	10,540	(16,303)	12,254

Total Liabilities and Shareholders’ Equity	$12,458	$21,719	$15,984	$(20,611)	$29,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR 2006
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales	$–	$14,488	$16,154	$(3,672)	$26,970
Cost of sales	–	(8,946)	(9,776)	2,703	(16,019)
Inventory valuation adjustments – May integration	–	(96)	(82)	–	(178)

Gross margin	–	5,446	6,296	(969)	10,773
Selling, general and administrative expenses	(12)	(5,123)	(4,409)	866	(8,678)
May integration costs	–	(259)	(276)	85	(450)
Gains on the sale of accounts receivable	–	–	191	–	191

Operating income (loss)	(12)	64	1,802	(18)	1,836
Interest (expense) income, net:
External	31	(445)	23	1	(390)
Intercompany	53	(240)	187	–	–
Equity in earnings of subsidiaries	905	682	–	(1,587)	–

Income from continuing operations before income taxes	977	61	2,012	(1,604)	1,446
Federal, state and local income tax benefit (expense)	18	229	(715)	10	(458)

Income from continuing operations	995	290	1,297	(1,594)	988
Discontinued operations, net of income taxes	–	–	–	7	7

Net income	$995	$290	$1,297	$(1,587)	$995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2006
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss)	$995	$290	$1,297	$(1,587)	$995
Income from discontinued operations	–	–	–	(7)	(7)
Gains on the sale of accounts receivable	–	–	(191)	–	(191)
May integrations costs	–	355	358	(85)	628
Equity in earnings of subsidiaries	(905)	(682)	–	1,587	–
Dividends received from subsidiaries	2,165	–	–	(2,165)	–
Depreciation and amortization	1	638	626	–	1,265
Proceeds from sale of proprietary accounts receivable	–	–	1,860	–	1,860
(Increase) decrease in working capital	58	(410)	(543)	30	(865)
Other, net	(44)	(254)	297	8	7

Net cash provided (used) by continuing operating activities	2,270	(63)	3,704	(2,219)	3,692

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	(2)	(153)	(638)	97	(696)
Proceeds from the disposition of discontinued operations	740	882	165	–	1,787
Repurchase of accounts receivable	–	–	(1,141)	–	(1,141)
Proceeds from the sale of repurchased accounts receivable	–	–	1,323	–	1,323

Net cash provided (used) by continuing investing activities	738	729	(291)	97	1,273

Cash flows from continuing financing activities:
Debt repaid, net of debt issued	–	(1,531)	(4)	1	(1,534)
Dividends paid	(274)	(1,500)	(665)	2,165	(274)
Acquisition of common stock, net of common stock issued	(2,118)	–	–	–	(2,118)
Intercompany activity, net	245	2,554	(2,887)	88	–
Other, net	90	(149)	(28)	–	(87)

Net cash provided (used) by continuing financing activities	(2,057)	(626)	(3,584)	2,254	(4,013)

Net cash provided (used) by continuing operations	951	40	(171)	132	952
Net cash provided by discontinued operations	–	–	–	11	11

Net increase (decrease) in cash and cash equivalents	951	40	(171)	143	963
Cash and cash equivalents at beginning of period	17	33	342	(144)	248

Cash and cash equivalents at end of period	$968	$73	$171	$(1)	$1,211

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR 2005
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales	$–	$7,001	$17,193	$(1,804)	$22,390
Cost of sales	–	(4,250)	(10,075)	1,053	(13,272)
Inventory valuation adjustments – May integration	–	(21)	(4)	–	(25)

Gross margin	–	2,730	7,114	(751)	9,093
Selling, general and administrative expenses	(7)	(2,295)	(5,373)	695	(6,980)
May integration costs	–	(34)	(135)	–	(169)
Gain on the sale of accounts receivable	–	94	386	–	480

Operating income (loss)	(7)	495	1,992	(56)	2,424
Interest (expense) income, net:
External	(88)	(268)	(24)	–	(380)
Intercompany	149	(72)	(77)	–	–
Equity in earnings of subsidiaries	1,297	477	–	(1,774)	–

Income from continuing operations before income taxes	1,351	632	1,891	(1,830)	2,044
Federal, state and local income tax benefit (expense)	55	(91)	(657)	22	(671)

Income from continuing operations	1,406	541	1,234	(1,808)	1,373
Discontinued operations, net of income taxes	–	–	–	33	33

Net income	$1,406	$541	$1,234	$(1,775)	$1,406

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2005
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income	$1,406	$541	$1,234	$(1,775)	$1,406
Income from discontinued operations	–	–	–	(33)	(33)
Gains on the sale of accounts receivable	–	(94)	(386)	–	(480)
May integrations costs	–	55	139	–	194
Equity in earnings of subsidiaries	(1,297)	(477)	–	1,774	–
Dividends received from subsidiaries	889	–	–	(889)	–
Depreciation and amortization	–	233	770	(27)	976
Proceeds from sale of proprietary accounts receivable	–	94	2,101	–	2,195
(Increase) decrease in working capital not separately identified	(82)	299	(160)	18	75
Other, net	153	(537)	217	(21)	(188)

Net cash provided (used) by continuing operating activities	1,069	114	3,915	(953)	4,145

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	(1)	(93)	(604)	61	(637)
Acquisition of The May Department Stores Company, net of cash acquired	(5,321)	–	–	–	(5,321)
Proceeds from sale of non-proprietary accounts receivable	–	–	1,388	–	1,388
Increase in non-proprietary accounts receivable	–	–	(131)	–	(131)

Net cash provided (used) by continuing investing activities	(5,322)	(93)	653	61	(4,701)

Cash flows from continuing financing activities:
Debt issued, net of repayments	4,579	(3,514)	(1,240)	–	(175)
Dividends paid	(157)	(280)	(609)	889	(157)
Issuance of common stock, net	329	–	–	–	329
Intercompany activity, net	(1,129)	3,840	(2,546)	(165)	–
Other, net	(38)	(34)	(15)	32	(55)

Net cash provided (used) by continuing financing activities	3,584	12	(4,410)	756	(58)

Net cash provided (used) by continuing operations	(669)	33	158	(136)	(614)
Net cash (used) by discontinued operations	–	–	–	(6)	(6)

Net increase (decrease) in cash and cash equivalents	(669)	33	158	(142)	(620)
Cash and cash equivalents at beginning of period	686	–	184	(2)	868

Cash and cash equivalents at end of period	$17	$33	$342	$(144)	$248

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FEDERATED DEPARTMENT STORES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2004
(millions)

		Other	Consolidating
	Parent	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$689	$658	$(658)	$689
Equity in earnings of subsidiaries	(658)	–	658	–
Dividends received from subsidiaries	449	–	(449)	–
Depreciation and amortization	3	731	–	734
(Increase) decrease in working capital	(57)	134	–	77
Other, net	16	(9)	–	7

Net cash provided (used) by operating activities	442	1,514	(449)	1,507

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	(1)	(520)	–	(521)
Other, net	24	(230)	–	(206)

Net cash provided (used) by investing activities	23	(750)	–	(727)

Cash flows from financing activities:
Debt issued, net of repayments	(360)	181	–	(179)
Dividends paid	(93)	(449)	449	(93)
Issuance of common stock, net	(603)	–	–	(603)
Intercompany activity, net	522	(522)	–	–
Other, net	39	(1)	–	38

Net cash used by financing activities	(495)	(791)	449	(837)

Net increase (decrease) in cash and cash equivalents	(30)	(27)	–	(57)
Cash and cash equivalents at beginning of period	716	211	(2)	925

Cash and cash equivalents at end of period	$686	$184	$(2)	$868