Form 10-Q
period 2007-05-05
Macy's, Inc.
filed 2007-06-11
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-13536

Macy's, Inc.

Incorporated in Delaware	I.R.S. Employer Identification No.
13-3324058
7 West Seventh Street
Cincinnati, Ohio 45202
(513) 579-7000

and

151 West 34th Street
New York, New York 10001
(212) 494-1602

The former name of the registrant was Federated Department Stores, Inc.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]                                No  [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
          Large accelerated filer [X]          Accelerated filer  [   ]          Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at June 1, 2007 459,623,337 shares

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

MACY'S, INC.

Consolidated Statements of Operations
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	May 5, 2007	April 29, 2006

Net sales.................................................................................	$ 5,921	$ 5,930

Cost of sales............................................................................	(3,564)	(3,627)

Inventory valuation adjustments - May integration......................	-	(6)

Gross margin............................................................................	2,357	2,297

Selling, general and administrative expenses...............................	(2,113)	(2,154)

May integration costs................................................................	(36)	(123)

Operating income.....................................................................	208	20

Interest expense.......................................................................	(137)	(142)

Interest income........................................................................	12	4

Income (loss) from continuing operations before income taxes.....	83	(118)

Federal, state and local income tax benefit (expense)..................	(31)	44

Income (loss) from continuing operations...................................	52	(74)

Discontinued operations, net of income taxes..............................	(16)	22

Net income (loss).....................................................................	$ 36	$ (52)

Basic earnings (loss) per share:
Income (loss) from continuing operations................................	$ .11	$ (.13)
Income (loss) from discontinued operations.............................	(.03)	.04
Net income (loss)..................................................................	$ .08	$ (.09)

Diluted earnings (loss) per share:
Income (loss) from continuing operations................................	$ .11	$ (.13)
Income (loss) from discontinued operations.............................	(.03)	.04
Net income (loss)..................................................................	$ .08	$ (.09)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)

	May 5, 2007	February 3, 2007	April 29, 2006
ASSETS:
Current Assets:
Cash and cash equivalents................................	$ 500	$ 1,211	$ 241
Accounts receivable.........................................	504	517	2,300
Merchandise inventories...................................	5,499	5,317	5,432
Supplies and prepaid expenses..................	281	251	267
Income tax receivable......................................	-	-	217
Assets of discontinued operations...........	-	126	2,045
Total Current Assets.....................................	6,784	7,422	10,502

Property and Equipment - net..............................	11,229	11,473	11,310
Goodwill.............................................................	9,199	9,204	9,368
Other Intangible Assets - net...............................	878	883	1,059
Other Assets......................................................	541	568	888

Total Assets.................................................	$28,631	$29,550	$33,127

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt............................................	$ 648	$ 650	$ 1,346
Accounts payable and accrued liabilities..........	4,694	4,944	5,154
Income taxes...................................................	39	665	200
Deferred income taxes.....................................	120	52	225
Liabilities of discontinued operations................	-	48	624
Total Current Liabilities.................................	5,501	6,359	7,549

Long-Term Debt.................................................	9,425	7,847	8,837
Deferred Income Taxes......................................	1,564	1,728	1,679
Other Liabilities...................................................	1,692	1,362	1,550
Shareholders' Equity...........................................	10,449	12,254	13,512

Total Liabilities and Shareholders' Equity......	$28,631	$29,550	$33,127

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Cash flows from continuing operating activities:
Net income (loss)...........................................................................	$ 36	$ (52)
Adjustments to reconcile net income (loss) to net cash used by continuing operating activities:
(Income) loss from discontinued operations.................................	16	(22)
Stock-based compensation expense.........................................	28	26
May integration costs..............................................................	36	129
Depreciation and amortization....................................................	329	316
Amortization of financing costs and premium on acquired debt...	(9)	(12)
Changes in assets and liabilities:
Decrease in proprietary and other accounts receivable not separately identified......................................................	12	222
(Increase) decrease in merchandise inventories.......................	(182)	27
Increase in supplies and prepaid expenses..............................	(30)	(65)
Decrease in other assets not separately identified....................	9	8
Decrease in accounts payable and accrued liabilities not separately identified.........................................	(220)	(312)
Decrease in current income taxes..........................................	(342)	(471)
Increase (decrease) in deferred income taxes.........................	(77)	50
Increase in other liabilities not separately identified..................	24	42
Net cash used by continuing operating activities...................	(370)	(114)

Cash flows from continuing investing activities:
Purchase of property and equipment...............................................	(125)	(86)
Capitalized software.......................................................................	(25)	(17)
Proceeds from the disposition of After Hours Formalwear..............	66	-
Proceeds from hurricane insurance claim........................................	1	-
Disposition of property and equipment...........................................	52	19
Net cash used by continuing investing activities....................	(31)	(84)

Cash flows from continuing financing activities:
Debt issued...................................................................................	1,600	124
Financing costs..............................................................................	(15)	-
Debt repaid...................................................................................	(8)	(110)
Dividends paid............................................................................... Increase (decrease) in outstanding checks.......................................	(58) (63)	(69) 71
Acquisition of treasury stock...........................................................	(1,991)	-
Issuance of common stock.............................................................	226	162
Net cash provided (used) by continuing financing activities...	(309)	178
Net cash used by continuing operations..............................................	(710)	(20)

Net cash provided by discontinued operating activities...................	7	34
Net cash used by discontinued investing activities..........................	(7)	(33)
Net cash provided (used) by discontinued financing activities.........	(1)	12
Net cash provided (used) by discontinued operations.....................	(1)	13

Net decrease in cash and cash equivalents....................................	(711)	(7)
Cash and cash equivalents at beginning of period...........................	1,211	248

Cash and cash equivalents at end of period...................................	$ 500	$ 241

Supplemental cash flow information:
Interest paid.............................................................................	$ 128	$ 149
Interest received......................................................................	14	3
Income taxes paid (net of refunds received)...............................	399	361

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.       Summary of Significant Accounting Policies

In May 2007, the stockholders of Federated Department Stores, Inc. approved changing the name of the company from Federated Department Stores, Inc. to Macy's, Inc.  The name change became effective on June 1, 2007.

Macy's, Inc. and subsidiaries (the "Company") is a retail organization operating retail stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods.

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (the "2006 10-K").  The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2006 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.

The Consolidated Financial Statements for the 13 weeks ended May 5, 2007 and April 29, 2006, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 5, 2007 and April 29, 2006 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company ("May").  The acquired May operations included approximately 500 department stores and approximately 800 bridal and formalwear stores nationwide.  Most of the acquired May department stores were converted to the Macy's nameplate in September 2006, resulting in a national retailer with stores in almost all major markets.  The operations of the acquired Lord & Taylor division and the bridal group (consisting of David's Bridal, After Hours Formalwear and Priscilla of Boston) have been divested and are presented as discontinued operations (see Note 3, "Discontinued Operations").  As a result of the acquisition and the integration of the acquired May operations, the Company's continuing operations operate over 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico.

Effective February 4, 2007, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS 155"), which amended certain provisions of SFAS No. 133 and SFAS No. 140.  The adoption of SFAS 155 did not and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Effective February 4, 2007, the Company adopted the measurement date provision of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158").  This required a change in the Company's measurement date, which was previously December 31.  The adoption of the measurement date provision of SFAS 158 resulted in an adjustment to the beginning balance of accumulated equity on February 4, 2007 of approximately $8 million, net of income taxes, in order to recognize post-employment and postretirement benefit expense for January 2007 and also reduced estimated 2007 post-employment and postretirement benefit expense, due to the change in the discount rate at February 3, 2007 as compared to December 31, 2006, by approximately $6 million.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company adopted the provisions of FIN 48 on February 4, 2007 and the adoption resulted in a net increase to accruals for uncertain tax positions of $1 million, an increase to the beginning balance of accumulated equity of $1 million and an increase to goodwill of $2 million.

As of February 4, 2007, the gross amount of unrecognized tax benefits was $279 million and the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate was $188 million.  It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will increase or decrease within the next 12 months, primarily as a result of ongoing audits.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In conjunction with the adoption of FIN 48, the Company has classified unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.  The Company also adopted a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense.  In prior periods, such interest on federal tax issues was recognized as a component of interest income or expense while such interest on state and local tax issues was already recognized as a component of income tax expense.  There was no interest expense or income related to federal tax issues recorded during the 13 weeks ended May 5, 2007 or April 29, 2006.  The Company had approximately $52 million of federal, state and local interest and penalties, net of income tax benefits, related to unrecognized tax benefits accrued as of February 4, 2007.  The $52 million of accrued federal, state and local interest and penalties at February 4, 2007 primarily relates to state tax issues and the amount of penalties paid in prior periods and the amount of penalties accrued at February 4, 2007 are insignificant.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or for The May Department Stores Company prior to the August 30, 2005 acquisition.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 1997.  Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

2.  May Integration Costs

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company's pre-existing businesses and the consolidation of certain operations of the Company.  As a result of the acquisition of May, the Company decided to divest certain store locations and distribution center facilities.

During the 13 weeks ended May 5, 2007, the Company recorded $36 million of costs and expenses associated with the integration and consolidation of May's operations into the Company's operations, including additional costs related to closed locations, system conversion costs and costs related to other operational consolidations.

Since January 28, 2006, 76 May and Macy's stores and 9 distribution center facilities have been closed and 68 May and Macy's stores have been divested (including two stores which are temporarily being operated and leased back from the buyer) and two distribution centers have been divested.  The non-divested stores or facilities which have been closed, totaling approximately $65 million, are classified as assets held for sale and are included in other assets on the Consolidated Balance Sheets as of May 5, 2007.

During the 13 weeks ended May 5, 2007, approximately $30 million of property and equipment was transferred to assets held for sale upon store or facility closure.  Also during this period, property and equipment totaling approximately $16 million related to the May integration was disposed of and the Company also collected $22 million of receivables from a prior year disposition.

During the 13 weeks ended April 29, 2006, the Company recorded $129 million of integration costs associated with the acquisition of May, including $6 million of inventory valuation adjustments associated with the combination and integration of the Company's and May's merchandise assortments.  $11 million of these costs related to impairment charges of certain Macy's locations planned to be disposed of.  The fair values of the locations planned to be disposed of were determined based on prices of similar assets.  The remaining $112 million of May integration costs incurred during the 13 weeks ended April 29, 2006 included store closing-related costs, severance, retention and other human resource-related costs, EDP system integration costs and other costs.

During the 13 weeks ended April 29, 2006, $483 million of property and equipment for approximately 60 May and Macy's locations was transferred to assets held for sale upon store closure and included in other assets on the Consolidated Balance Sheets as of April 29, 2006.

The following table shows the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the May integration for the 13 weeks ended May 5, 2007:

	February 3, 2007	Charged to May Integration Costs	Payments	May 5, 2007
(millions)
Severance and relocation costs......	$ 73	$ 2	$ (36)	$ 39

The Company expects to pay out the accrued severance and relocation costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to February 2, 2008.

The following table shows the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the allocation of the May purchase price for the 13 weeks ended April 29, 2006:

	January 28, 2006	Additional Amount Charged to Goodwill	Payments	April 29, 2006
(millions)
Severance and relocation costs......	$ 289	$ 7	$ (121)	$ 175

3.       Discontinued Operations

In September 2005 and January 2006, the Company announced its intention to dispose of the acquired bridal group (consisting of the operations of David's Bridal, After Hours Formalwear and Priscilla of Boston) and the acquired Lord & Taylor division of May, respectively.  Accordingly, for financial statement purposes, the assets, liabilities, results of operations and cash flows of these businesses have been segregated from those of continuing operations for all periods presented.

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

In January 2007, the Company completed the sale of its David's Bridal and Priscilla of Boston businesses for approximately $740 million in cash, net of $10 million of transaction costs.  The David's Bridal and Priscilla of Boston businesses represented approximately $751 million of net assets, before income taxes.  After adjustment for a liability for an estimated working capital adjustment to the purchase price and other items totaling approximately $11 million, the Company recorded the loss on disposal of the David's Bridal and Priscilla of Boston businesses of $22 million on a pre-tax basis, or $18 million after income taxes, or $.03 per diluted share.

In April 2007, the Company completed the sale of its After Hours Formalwear business for approximately $66 million in cash, net of $1 million of transaction costs.  The After Hours Formalwear business represented approximately $73 million of net assets.  The Company recorded the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and after-tax basis, or $.01 per diluted share.

Discontinued operations include net sales of approximately $27 million for the 13 weeks ended May 5, 2007 and approximately $564 million for the 13 weeks ended April 29, 2006.  No consolidated interest expense has been allocated to discontinued operations.  For the 13 weeks ended May 5, 2007, the loss from discontinued operations, including the loss on disposal of the Company's After Hours Formalwear business, totaled $22 million before income taxes, with a related income tax benefit of $6 million.  For the 13 weeks ended April 29, 2006, income from discontinued operations totaled $35 million before income taxes, with related income tax expense of $13 million.

In connection with the sale of the David's Bridal and Priscilla of Boston businesses, the Company agreed to indemnify the buyer and related parties of the buyer for certain losses or liabilities incurred by the buyer or such related parties with respect to (1) certain representations and warranties made to the buyer by the Company in connection with the sale, (2) liabilities relating to the After Hours Formalwear Business under certain circumstances, and (3) certain pre-closing tax obligations.  The representations and warranties in respect of which the Company is subject to indemnification are generally limited to representations and warranties relating to the capitalization of the entities that were sold, the Company's ownership of the equity interests that were sold, the enforceability of the agreement and certain employee benefits and tax matters.  The indemnity for breaches of most of these representations expires on March 31, 2008 and is subject to a deductible of $2.5 million and a cap of $75 million, with the exception of certain representations relating to capitalization and the Company's ownership interest, in respect of which the indemnity does not expire and is not subject to a cap or deductible.

Indemnity obligations created in connection with the sales of businesses generally do not represent added liabilities for the Company, but simply serve to protect the buyer from potential liabilities associated with particular conditions.  The Company records accruals for those pre-closing obligations that are considered probable and estimable.  Under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Company is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 15, 2002.  The Company has not accrued any additional amounts as a result of the indemnity arrangements summarized above as the Company believes the fair value of these arrangements is not material.

4.       Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share based on income (loss) from continuing operations:

	13 Weeks Ended
	May 5, 2007			April 29, 2006
	Income		Shares	Loss		Shares
(millions, except per share figures)
Income (loss) from continuing operations and average number of shares outstanding...................	$ 52		467.2	$ (74)		549.2
Shares to be issued under deferred compensation plans.......................	-		1.0	-		1.0
	$ 52		468.2	$ (74)		550.2

Basic earnings (loss) per share.....		$ .11			$(.13)

Effect of dilutive securities -
stock options and restricted stock..	-		8.2	-		-
	$ 52		476.4	$ (74)		550.2
Diluted earnings (loss) per share...		$ .11			$(.13)

In addition to the stock options and restricted stock reflected in the foregoing table, stock options to purchase 11.3 million shares of common stock at prices ranging from $35.83 to $46.15 per share and 269,000 shares of restricted stock were outstanding at May 5, 2007, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

For the 13 weeks ended April 29, 2006, stock options to purchase 46.2 million shares of common stock at prices ranging from $12.79 to $40.26 per share and 195,000 shares of restricted stock were outstanding at April 29, 2006, but were not included in the computation of diluted earnings per share because, as a result of the Company's loss from continuing operations during this period, their inclusion would have been antidilutive.

5.       Benefit Plans

The Company has a funded defined benefit plan ("Pension Plan") and defined contribution plans, which cover substantially all employees who work 1,000 hours or more in a year.  The Company also has an unfunded defined benefit supplementary retirement plan ("SERP"), which includes benefits, for certain employees, in excess of qualified plan limitations.

On July 31, 2006, the Company merged the May defined benefit plan into its Pension Plan and on August 31, 2006, the Company merged the May SERP into its SERP, which actions required the Company to remeasure plan assets and obligations.

In addition, certain retired employees currently are provided with specified health care and life insurance benefits ("Postretirement Obligations").  Eligibility requirements for such benefits vary by division and subsidiary, but generally state that benefits are available to eligible employees who were hired prior to a certain date and retire after a certain age with specified years of service.  Certain employees are subject to having such benefits modified or terminated.

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Pension Plans	(millions)
Service cost...................................................	$ 29	$ 31
Interest cost...................................................	40	39
Expected return on assets............................	(51)	(50)
Recognition of net actuarial loss......................	5	13
Amortization of prior service cost..................	(1)	-
	$ 22	$ 33

Supplementary Retirement Plans
Service cost...................................................	$ 2	$ 3
Interest cost...................................................	10	10
Recognition of net actuarial loss......................	-	3
	$ 12	$ 16

Postretirement Obligations
Service cost...................................................	$ -	$ -
Interest cost...................................................	5	5
Amortization of prior service cost...................	-	(1)
Recognition of net actuarial loss......................	-	1
	$ 5	$ 5

6.      Financing Activities

On February 26, 2007, the Company's board of directors approved an additional $4,000 million authorization to the Company's existing share repurchase program.  The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to settlement provisions pursuant to the terms of two related accelerated share repurchase agreements, which include derivative financial instruments indexed to the Company's shares.  [Upon settlement of the accelerated share repurchase agreements in May and June of 2007, the Company received approximately 700,000 additional shares of its common stock, resulting in a total of approximately 45.7 million shares being repurchased.]  The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On March 7, 2007, the Company issued $1,100 million aggregate principal amount of 5.35% senior unsecured notes due 2012 and $500 million aggregate principal amount of 6.375% senior unsecured notes due 2037.  A portion of the net proceeds of the debt issuances was used to repay commercial paper borrowings incurred in connection with the accelerated share repurchase agreements and the balance is being used for general corporate purposes.

7.       Condensed Consolidating Financial Information
|
Macy's, Inc. ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, Macy's Retail Holdings, Inc. (formerly known as Federated Retail Holdings, Inc.) ("Subsidiary Issuer").  "Other Subsidiaries" includes, where applicable, all other direct subsidiaries of Parent, including FDS Bank, FDS Insurance, Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David's Bridal, Inc. and its subsidiaries, including After Hours Formalwear, Inc.  "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis.  The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."

Condensed Consolidating Balance Sheets as of May 5, 2007, April 29, 2006 and February 3, 2007, the related Condensed Consolidating Statements of Operations for the 13 weeks ended May 5, 2007 and April 29, 2006, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 5, 2007 and April 29, 2006 are presented below.

MACY'S, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of May 5, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.......	$ 246	$ 71	$ 183	$ -	$ 500
Accounts receivable.................	-	56	448	-	504
Merchandise inventories..........	-	2,767	2,732	-	5,499
Supplies and prepaid expenses.	-	118	163	-	281
Deferred income tax assets......	7	-	13	(20)	-
Income tax receivable..............	2	-	-	(2)	-
Total Current Assets...........	255	3,012	3,539	(22)	6,784

Property and Equipment - net......	3	5,805	5,421	-	11,229
Goodwill....................................	-	5,440	3,759	-	9,199
Other Intangible Assets - net.......	-	301	577	-	878
Other Assets...............................	4	185	352	-	541
Intercompany Receivable............	1,067	-	1,799	(2,866)	-
Investment in Subsidiaries............	9,331	6,897	-	(16,228)	-
Total Assets........................	$10,660	$21,640	$15,447	$(19,116)	$28,631

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt..............	$ -	$ 645	$ 3	$ -	$ 648
Accounts payable and accrued liabilities..............................	112	1,819	2,763	-	4,694
Income taxes...........................	-	10	31	(2)	39
Deferred income taxes............	-	140	-	(20)	120
Total Current Liabilities........	112	2,614	2,797	(22)	5,501

Long-Term Debt.........................	-	9,394	31	-	9,425
Intercompany Payable..................	-	2,866	-	(2,866)	-
Deferred Income Taxes...........	4	951	609	-	1,564
Other Liabilities...........................	95	163	1,434	-	1,692
Shareholders' Equity...............	10,449	5,652	10,576	(16,228)	10,449
Total Liabilities and Shareholders' Equity..............	$10,660	$21,640	$15,447	$(19,116)	$28,631

MACY'S, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended May 5, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales.........................................................	$ -	$ 2,849	$ 3,700	$ (628)	$ 5,921

Cost of sales...................................................	-	(1,814)	(2,341)	591	(3,564)

Gross margin....................................................	-	1,035	1,359	(37)	2,357

Selling, general and administrative expenses.......	(4)	(1,099)	(1,062)	52	(2,113)

May integration costs.......................................	-	(17)	(26)	7	(36)

Operating income (loss)..............................	(4)	(81)	271	22	208

Interest (expense) income, net:
External..........................................................	9	(136)	2	-	(125)
Intercompany.............................................	17	(35)	18	-	-

Equity in earnings of subsidiaries........................	12	118	-	(130)	-

Income (loss) from continuing operations before income taxes....................................	34	(134)	291	(108)	83

Federal, state and local income tax benefit (expense)	2	44	(71)	(6)	(31)

Income (loss) from continuing operations ...........	36	(90)	220	(114)	52

Discontinued operations, net of income taxes.	-	-	-	(16)	(16)

Net income (loss)..........................................	$ 6	$ (90)	$ 220	$ (130)	$ 36

MACY'S, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 5, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss)...............................	$ 36	$ (90)	$ 220	$ (130)	$ 36
Loss from discontinued operations.....	-	-	-	16	16
May integration costs......................	-	17	26	(7)	36
Equity in earnings of subsidiaries........	(12)	(118)	-	130	-
Dividends received from subsidiaries...	122	-	-	(122)	-
Depreciation and amortization....	-	161	168	-	329
Increase in working capital..............	(12)	(477)	(257)	(16)	(762)
Other, net .................................	88	262	(375)	-	(25)
Net cash provided (used) by continuing operating activities	222	(245)	(218)	(129)	(370)

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net......	-	3	(107)	7	(97)
Proceeds from the disposition of After Hours Formalwear.............	66	-	-	-	66
Net cash provided (used) by continuing investing activities...	66	3	(107)	7	(31)

Cash flows from continuing financing activities:
Debt issued, net of debt repaid.........	-	1,593	(1)	-	1,592
Dividends paid................................	(58)	-	(122)	122	(58)
Acquisition of common stock, net of common stock issued...............	(1,765)	-	-	-	(1,765)
Intercompany activity, net..................	854	(1,311)	455	2	-
Other, net...................................	(41)	(42)	5	-	(78)
Net cash provided (used) by continuing financing activities	(1,010)	240	337	124	(309)

Net cash provided (used) by continuing operations.................	(722)	(2)	12	2	(710)
Net cash used by discontinued operations.	-	-	-	(1)	(1)

Net increase (decrease) in cash and cash equivalents ........	(722)	(2)	12	1	(711)
Cash and cash equivalents at beginning of period..........................	968	73	171	(1)	1,211

Cash and cash equivalents at end of period.....	$ 246	$ 71	$ 183	$ -	$ 500

MACY'S, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 29, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents......	$ 10	$ 78	$ 172	$ (19)	$ 241
Accounts receivable...........	-	86	2,386	(172)	2,300
Merchandise inventories......	-	3,031	2,797	(396)	5,432
Supplies and prepaid expenses.	-	148	158	(39)	267
Deferred income tax assets..	3	-	-	(3)	-
Income tax receivable........	329	-	-	(112)	217
Assets of discontinued operations	-	-	-	2,045	2,045
Total Current Assets...........	342	3,343	5,513	1,304	10,502

Property and Equipment - net.......	2	6,545	5,490	(727)	11,310
Goodwill..............................................	-	5,636	4,259	(527)	9,368
Other Intangible Assets - net..........	-	390	826	(157)	1,059
Other Assets........................	4	444	449	(9)	888
Deferred Income Tax Assets...........	4	-	-	(4)	-
Intercompany Receivable................	1,780	-	1,972	(3,752)	-
Investment in Subsidiaries.............	11,618	8,405	-	(20,023)	-
Total Assets	$13,750	$24,763	$18,509	$(23,895)	$33,127

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt....................	$ -	$ 1,342	$ 5	$ (1)	$ 1,346
Accounts payable and accrued liabilities.......................	211	2,558	2,734	(349)	5,154
Income taxes.............................	21	154	137	(112)	200
Deferred income taxes.............	-	129	192	(96)	225
Liabilities of discontinued operations	-	-	-	624	624
Total Current Liabilities...........	232	4,183	3,068	66	7,549

Long-Term Debt.............................	-	8,759	80	(2)	8,837
Intercompany Payable................	-	3,752	-	(3,752)	-
Deferred Income Taxes...................	-	543	1,307	(171)	1,679
Other Liabilities...........................	6	890	667	(13)	1,550
Minority Interest *........................	-	-	523	(523)	-
Shareholders' Equity....................	13,512	6,636	12,864	(19,500)	13,512
Total Liabilities and Shareholders' Equity..................	$13,750	$24,763	$18,509	$(23,895)	$33,127

*  Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

MACY'S, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended April 29, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales...................................................	$ -	$3,261	$ 3,713	$ (1,044)	$ 5,930

Cost of sales...........................................	-	(2,070)	(2,316)	759	(3,627)

Inventory valuation adjustments - May integration	-	(6)	-	-	(6)

Gross margin..........................................	-	1,185	1,397	(285)	2,297

Selling, general and administrative expenses	(3)	(1,320)	(1,080)	249	(2,154)

May integration costs	-	(58)	(65)	-	(123)

Operating income (loss).............................	(3)	(193)	252	(36)	20

Interest (expense) income, net:
External...........................................................	2	(140)	(1)	1	(138)
Intercompany...............................................	16	(55)	39	-	-

Equity in earnings of subsidiaries................	(49)	83	-	(34)	-

Income (loss) from continuing operations before income taxes................................	(34)	(305)	290	(69)	(118)

Federal, state and local income taxes..........	(18)	144	(95)	13	44

Income (loss) from continuing operations ...	(52)	(161)	195	(56)	(74)

Discontinued operations, net of income taxes...........	-	-	-	22	22

Net income (loss).....................................	$(52)	$ (161)	$ 195	$ (34)	$ (52)

MACY'S, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 29, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss).......................	$ (52)	$(161)	$ 195	$ (34)	$ (52)
Income from discontinued operations.	-	-	-	(22)	(22)
May integration costs..................	-	64	65	-	129
Equity in earnings of subsidiaries........	49	(83)	-	34	-
Dividends received from subsidiaries..	97	-	-	(97)	-
Depreciation and amortization..........	-	152	152	-	304
Increase in working capital..............	(233)	(331)	(23)	(12)	(599)
Other, net...............................	(50)	335	(159)	-	126
Net cash provided (used) by continuing operating activities	(189)	(24)	230	(131)	(114)

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net......	-	(13)	(104)	33	(84)
Net cash used by continuing investing activities......	-	(13)	(104)	33	(84)

Cash flows from continuing financing activities:
Debt issued, net of repayments.......	-	14	-	-	14
Dividends paid...........................	(69)	-	(97)	97	(69)
Acquisition of common stock, net of common stock issued......	162	-	-	-	162
Intercompany activity, net........	37	70	(220)	113	-
Other, net.........................	52	(2)	21	-	71
Net cash provided (used) by continuing financing activities.	182	82	(296)	210	178

Net cash provided (used) by continuing operations.........................	(7)	45	(170)	112	(20)
Net cash provided by discontinued operations	-	-	-	13	13

Net increase (decrease) in cash and cash equivalents ........................	(7)	45	(170)	125	(7)
Cash and cash equivalents at beginning of period.....................	17	33	342	(144)	248

Cash and cash equivalents at end of period.....	$ 10	$ 78	$ 172	$ (19)	$ 241

MACY'S, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of February 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents..	$ 968	$ 73	$ 171	$ (1)	$ 1,211
Accounts receivable.............	2	98	419	(2)	517
Merchandise inventories.......	-	2,654	2,672	(9)	5,317
Supplies and prepaid expenses.	-	130	126	(5)	251
Income taxes....................	31	-	-	(31)	-
Deferred income tax assets.....	-	-	52	(52)	-
Assets of discontinued operations	-	-	-	126	126
Total Current Assets...........	1,001	2,955	3,440	26	7,422

Property and Equipment - net.......	3	6,028	5,550	(108)	11,473
Goodwill...............................	-	5,443	3,761	-	9,204
Other Intangible Assets - net........	-	303	580	-	883
Other Assets............................	4	211	354	(1)	568
Deferred Income Tax Assets..........	3	-	-	(3)	-
Intercompany Receivable...............	1,923	-	2,299	(4,222)	-
Investment in Subsidiaries.............	9,524	6,779	-	(16,303)	-
Total Assets................	$12,458	$21,719	$15,984	$(20,611)	$29,550

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt...................	$ -	$ 647	$ 3	$ -	$ 650
Accounts payable and accrued liabilities.....................................	197	1,989	2,807	(49)	4,944
Income taxes...............................	-	272	424	(31)	665
Deferred income taxes.........	-	103	-	(51)	52
Liabilities of discontinued operations.................	-	-	-	48	48
Total Current Liabilities..........	197	3,011	3,234	(83)	6,359

Long-Term Debt.....................	-	7,809	38	-	7,847
Intercompany Payable..............	-	4,222	-	(4,222)	-
Deferred Income Taxes..........	-	899	832	(3)	1,728
Other Liabilities......................	7	15	1,340	-	1,362
Shareholders' Equity...................	12,254	5,763	10,540	(16,303)	12,254
Total Liabilities and Shareholders' Equity...............	$12,458	$21,719	$15,984	$(20,611)	$29,550

 MACY'S, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations

For purposes of the following discussion, all references to "first quarter of 2007" and "first quarter of 2006" are to the Company's 13-week fiscal periods ended May 5, 2007 and April 29, 2006, respectively.

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

In June 2005, the Company entered into a Purchase, Sale and Servicing Transfer Agreement (the "Purchase Agreement") with Citibank, N.A. pursuant to which the Company agreed to sell to Citibank (i) the proprietary and non-proprietary credit card accounts owned by the Company, together with related receivables balances, and the capital stock of Prime Receivables Corporation, a wholly owned subsidiary of the Company, which owned all of the Company's interest in the Prime Credit Card Master Trust (the "FDS Credit Assets"), (ii) the "Macy's" credit card accounts owned by GE Capital Consumer Card Co. ("GE Bank"), together with related receivables balances (the "GE/Macy's Credit Assets"), upon the termination of the Company's credit card program agreement with GE Bank, and (iii) the proprietary credit card accounts owned by The May Department Stores Company ("May"), together with related receivables balances (the "May Credit Assets").  The purchase by Citibank of the FDS Credit Assets was completed on October 24, 2005, the purchase by Citibank of the GE/Macy's Credit Assets was completed on May 1, 2006 and the purchase by Citibank of the May Credit Assets was completed on May 22, 2006 and July 17, 2006.

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

The sales prices provided for in the Purchase Agreement equated to approximately 111.5% of the receivables included in the FDS Credit Assets, the GE/Macy's Credit Assets and the May Credit Assets, and the Company receives ongoing payments under the Program Agreement.

The transactions under the Purchase Agreement have provided the Company with significant liquidity (i) through receipt of the purchase price (which included a premium) for the divested credit card accounts and related receivable balances and (ii) because the Company no longer has to finance significant accounts receivable balances associated with the divested credit card accounts, and receives payments from Citibank immediately for sales under such credit card accounts.  Although the Company's cash flows include payments to the Company under the Program Agreement, these payments are less than the net cash flow that the Company would have derived from the finance charge income generated on the receivables balances, net of the interest expense associated with the Company's financing of these receivable balances.

On August 30, 2005, the Company completed its merger with May (the "Merger"). The Company added about 400 Macy's locations nationwide in 2006 as it converted the regional department store nameplates acquired through the Merger.  In conjunction with the conversion process, the Company identified certain store locations and distribution center facilities to be divested.  Since January 28, 2006, 76 May and Macy's stores and 9 distribution center facilities have been closed and 68 May and Macy's stores and two distribution centers have been divested.

Following the Merger, the Company announced its intention to sell the acquired Lord & Taylor division of May and the acquired bridal group of May (consisting of David's Bridal, After Hours Formalwear and Priscilla of Boston).  The sale of the Lord & Taylor division was completed in October 2006, the sale of David's Bridal and Priscilla of Boston was completed in January 2007 and the sale of After Hours Formalwear was completed in April 2007.  As a result of the Company's disposition of the Lord & Taylor division and bridal group business, these businesses are reported as discontinued operations.  Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

The Merger has had and is expected to continue to have a material effect on the Company's consolidated financial position, results of operations and cash flows. The Company was able to realize more than $175 million of cost savings in 2006 and expects to realize at least $450 million of annual cost savings starting in 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company with respect to systems, logistics, store operations and credit management.  The Merger is also expected to accelerate comparable store sales growth. The Company anticipates incurring approximately $64 to $89 million of May integration costs in the remaining three quarters of fiscal 2007.

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

Results of Operations

Comparison of the 13 Weeks Ended May 5, 2007 and April 29, 2006

Net income for the first quarter of 2007 was $36 million compared to a net loss of $52 million in the first quarter of 2006.  The net income for the first quarter of 2007 includes income from continuing operations of $52 million and a loss from discontinued operations of $16 million.  The income from continuing operations in the first quarter of 2007 includes the impact of $36 million of May integration costs.  The loss from discontinued operations includes the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and after-tax basis.  The net loss for the first quarter of 2006 included a loss from continuing operations of $74 million, partially offset by income from discontinued operations of $22 million.  The loss from continuing operations in the first quarter of 2006 included the impact of $129 million of May integration costs and related inventory valuation adjustments, the impact of merger integration issues on the Company's businesses and higher interest expense associated with the increased levels of borrowings associated with the acquisition of May.

Net sales for the first quarter of 2007 totaled $5,921 million, compared to net sales of $5,930 million for the first quarter of 2006, a decrease of $9 million or 0.2%.  On a comparable store basis (sales from the continuing businesses of stores in operation throughout the first quarter of 2006 and the first quarter of 2007 and all Internet sales and mail order sales), net sales for the first quarter of 2007 were up 0.6% percent compared to the first quarter of 2006.  By family of business, sales in the first quarter of 2007 were strongest in dresses, juniors, handbags, shoes, young men's, luggage and mattresses.  The weaker businesses during the quarter were furniture, the seasonal businesses and the traditional, moderate businesses including structured career looks.

Cost of sales was $3,564 million or 60.2% of net sales for the first quarter of 2007, compared to $3,627 million or 61.2% of net sales for the first quarter of 2006, a decrease of $63 million.  The cost of sales rate in the first quarter of 2006 was negatively impacted by markdowns in the legacy May locations needed to improve aging and transition to the Macy's assortments.  In addition, gross margin in the first quarter of 2006 included $6 million of inventory valuation adjustments related to the integration of May and Macy's merchandise assortments.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were $2,113 million or 35.7% of net sales for the first quarter of 2007, compared to $2,154 million or 36.3% of net sales for the first quarter of 2006, a decrease of $41 million.  The SG&A expense rate in the first quarter of 2007 benefited from the achievement of cost savings and merger synergies, primarily related to merchandising, logistics, advertising and general management expenses, partially offset by higher selling expense and lower credit revenue resulting from the sale of the May Credit Assets in 2006.  SG&A expenses in the first quarter of 2007 included higher depreciation and amortization expense and lower retirement expenses, compared to the first quarter of 2006.  Depreciation and amortization expense was $329 million for the first quarter of 2007, compared to $316 million for the first quarter of 2006.  Pension and supplementary retirement plan expense amounted to $34 million for the first quarter of 2007, compared to $49 million for the first quarter of 2006.

May integration costs for the first quarter of 2007 amounted to $36 million, primarily related to additional costs related to closed locations, final system conversion costs and costs related to other operational consolidations.  May integration costs for the first quarter of 2006 amounted to $123 million, primarily related to costs associated with the closing of duplicate store locations.

Net interest expense was $125 million for the first quarter of 2007, compared to $138 million for the first quarter of 2006, a decrease of $13 million.  The decrease in net interest expense for the first quarter of 2007 as compared to the first quarter of 2006 resulted primarily from the paydown of acquisition-related borrowings primarily with the proceeds from the sales of credit card accounts and receivables, the net effect of new debt issued and associated repurchase of approximately $957 million aggregate amount of the Company's senior unsecured notes completed in 2006 and higher levels of invested cash.

The Company's effective income tax rates of 37.2% for the first quarter of 2007 and 37.5% for the first quarter of 2006 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the impact of the effect of state and local income taxes.

For the first quarter of 2007, the loss from the discontinued operations of the acquired After Hours Formalwear business, net of income taxes, was $16 million on sales of approximately $27 million.  The loss from discontinued operations includes the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and post-tax basis.  For the first quarter of 2006, income from the discontinued operations of the acquired May bridal group business and Lord & Taylor division, net of income taxes, was $22 million on sales of approximately $564 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the available credit facilities described below.

Net cash used by continuing operating activities in the first quarter of 2007 was $370 million, compared to net cash used by continuing operating activities of $114 million in the first quarter of 2006.  The increase in net cash used by continuing operating activities in the first quarter of 2007 reflects the fact that the Company no longer owns May's proprietary credit receivables.  In addition, inventory levels in the first quarter of 2006 were impacted by the liquidation of merchandise in the former May store locations, resulting in a decrease in merchandise inventories of $27 million in the first quarter of 2006, as compared to an increase in merchandise inventories of $182 million in the first quarter of 2007.

Net cash used by continuing investing activities was $31 million for the first quarter of 2007, compared to net cash used by continuing investing activities of $84 million in the first quarter of 2006.  Continuing investing activities for the first quarter of 2007 include purchases of property and equipment totaling $125 million and capitalized software of $25 million.  During the first quarter of 2007, the Company opened five new Macy's department stores and one Bloomingdale's department store.  Continuing investing activities for the first quarter of 2007 also include $66 million of proceeds from the disposition of the discontinued operations of After Hours Formalwear and $52 million from disposal of property and equipment.  Continuing investing activities for the first quarter of 2006 included purchases of property and equipment totaling $86 million and capitalized software of $17 million.  The Company opened no new department stores during the first quarter of 2006.

Net cash used by the Company from all continuing financing activities was $309 million for the first quarter of 2007, including the acquisition of 45 million shares of its common stock at an approximate cost of $1,991 million and cash dividends paid of $58 million, partially offset by debt issued of $1,600 million and the issuance of $226 million of its common stock, primarily related to the exercise of stock options.  The debt issued during the first quarter of 2007 includes $1,100 million of 5.35% senior notes due 2012 and $500 million of 6.375% senior notes due 2037.

Net cash provided by the Company from all continuing financing activities was $178 million for the first quarter of 2006, including the issuance of $162 million of its common stock, primarily related to the exercise of stock options, an increase in outstanding checks of $71 million and net debt issued of $14 million, partially offset by cash dividends paid of $69 million.  The net debt issued during the first quarter of 2006 included additional borrowings under the Company's commercial paper program, partially offset by the payment of $100 million of senior debentures due 2006.

The Company is a party to a five-year credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million outstanding at any particular time.  The Company also maintains an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount at any particular time not to exceed its then-current borrowing availability under the revolving credit facility described above.  As of May 5, 2007, the Company had no borrowings outstanding under these agreements.

On February 26, 2007, the Company's board of directors approved an additional $4,000 million authorization to the Company's existing share repurchase program.  The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to settlement provisions pursuant to the terms of two related accelerated share repurchase agreements, which include derivative financial instruments indexed to the Company's shares.  [Upon settlement of the accelerated share repurchase agreements in May and June of 2007, the Company received approximately 700,000 additional shares of its common stock, resulting in a total of approximately 45.7 million shares being repurchased.]  As of May 5, 2007, the Company had approximately $2,182 million of authorization remaining under its share repurchase program.  The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On March 7, 2007, the Company issued $1,100 million aggregate principal amount of 5.35% senior unsecured notes due 2012 and $500 million aggregate principal amount of 6.375% senior unsecured notes due 2037.  A portion of the net proceeds of the debt issuances was used to repay commercial paper borrowings incurred in connection with the accelerated share repurchase agreements and the balance is being used for general corporate purposes.

The Company has $400 million of 3.95% senior notes due July 15, 2007, $6 million of 9.93% medium term notes due August 1, 2007 and $225 million of 7.9% senior debentures due October 15, 2007.

On May 18, 2007, the Company's board of directors declared a regular quarterly dividend of 13 cents per share on its common stock, payable July 2, 2007, to shareholders of record at the close of business on June 15, 2007.  This dividend reflects an increase of two percent over the previous quarterly dividend rate of 12.75 cents per share.

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

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 5, 2007, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

MACY'S, INC.

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

On June 4, 2007, Robert L. Garber filed a purported class action lawsuit on behalf of persons who purchased shares of the Company's common stock between February 8, 2007 and May 15, 2007 in the United States District Court for the Southern District of New York against the Company and certain members of its senior management. The complaint alleges that the defendants made false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price during the relevant period, in violation of Sections 10(b) and 20(a)of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.The plaintiffs seek an unspecified amount of compensatory damages and costs including attorneys' fees, accountants' fees and experts' fees. Management believes that the allegations contained in the complaint are without merit and intends to defend vigorously against those allegations.

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2007 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of common stock during the first quarter of 2007:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)

February 4, 2007 - March 3, 2007	45,046	44.17	45,000	2,182

March 4, 2007 - April 7, 2007	25	41.93	-	2,182

April 8, 2007 - May 5, 2007	5	41.55	-	2,182

Total	45,076	44.17	45,000

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's stockholders was held on May 18, 2007.  The Company's stockholders voted on the following items at such meeting:

(a)        The stockholders approved the election of six Directors for a one-year term expiring at the 2008 Annual Meeting of the Company's stockholders.  The votes for such elections were as follows:  Sara Levinson - 376,580,712 votes in favor and 32,017,184 votes withheld; Joseph A. Neubauer - 364,669,046 votes in favor and 43,928,850 votes withheld; Joseph Pichler - 369,151,096 votes in favor and 39,446,800 votes withheld; Joyce M. Roché - 374,646,419 votes in favor and 33,951,477 votes withheld; Karl M. von der Heyden - 375,200,792 votes in favor and 33,397,104 votes withheld; and Craig E. Weatherup - 375,027,497 votes in favor and 33,570,399 votes withheld.  The other Directors whose terms continued after the 2007 Annual Meeting are Meyer Feldberg, Terry J. Lundgren and Marna C. Whittington.

(b)        The stockholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending February 2, 2008.  The votes for the ratification were 399,537,132, the votes against the ratification were 5,732,404 and the votes abstained were 3,328,366.  There were no broker non-votes.

(c)        The stockholders approved a proposal to amend the Company's Certificate of Incorporation changing the Company's name to "Macy's, Inc."  The votes for the proposal were 403,148,248, the votes against the proposal were 2,337,147, and the votes abstained were 3,112,499.  There were no broker non-votes.

(d)        The stockholders approved a proposal to approve the 1992 Incentive Bonus Plan, as amended.  The votes for the proposal were 390,819,364, the votes against the proposal were 9,519,442, and the votes abstained were 8,259,081.  There were no broker non-votes.

(e)        The stockholders approved a proposal to issue Common Stock under the Director Deferred Compensation Plan.  The votes for the proposal were 356,339,324, the votes against the proposal were 7,633,968, and the votes abstained were 6,587,926.  There were 38,036,678 broker non-votes.

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

•         system failures and/or security breaches, including any security breach that results in the theft, transfer or unauthorized disclosure of customer,     employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach;

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

•         risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner or meet quality standards;

•         risks associated with the Company's reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes;

•         risks related to duties, taxes, and other charges and quotas on imports;

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

Item 6.            Exhibits

3.1.1

Certificate of Incorporation of Federated Department Stores, Inc. (n/k/a Macy's Inc.) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (File No. 001-13536) for the fiscal year ended January 28, 1995).

3.1.2

Amended and Restated Article Seventh to the Certificate of Incorporation of Federated Department Stores, Inc. (n/k/a Macy's, Inc.) (incorporated by reference to Annex F to the Company's Proxy Statement dated May 31, 2005).

3.1.3

Certificate of Amendment of Certificate of Incorporation of Federated Department Stores, Inc. (n/k/a Macy's Inc.) (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K (File No. 001-13536) for the fiscal year ended February 3, 2007).

3.1.4	Amended and Restated Article First of the Certificate of Incorporation of Macy's, Inc. (f/k/a Federated Department Stores, Inc.).
3.2.1	By-Laws (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-104204) filed on April 1, 2003).
3.2.2	Amended and Restated Sections 28 and 29 of the By-Laws of the Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated July 18, 2005).
10.1

1992 Incentive Bonus Plan, as amended and restated as of February 3, 2007 (incorporated by reference to Appendix B of the Proxy Statement of the Company dated April 4, 2007 (the "2007 Proxy Statement")).

10.2	Director Deferred Compensation Plan (incorporated by reference to Appendix C of the 2007 Proxy Statement).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

MACY'S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY'S, INC.

Dated: June 11, 2007	By: /s/Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)