Form 10-Q
period 2007-08-04
Macy's, Inc.
filed 2007-09-10
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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
          Large accelerated filer [X]          Accelerated filer  [   ]          Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at August 31, 2007 433,528,211 shares

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

MACY'S, INC.

Consolidated Statements of Income
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net sales......................................................................	$5,892	$5,995	$11,813	$11,925

Cost of sales................................................................	(3,507)	(3,470)	(7,071)	(7,097)

Inventory valuation adjustments - May integration..........	-	(134)	-	(140)

Gross margin................................................................	2,385	2,391	4,742	4,688

Selling, general and administrative expenses..................	(2,038)	(2,117)	(4,151)	(4,271)

May integration costs....................................................	(97)	(43)	(133)	(166)

Gains on the sale of accounts receivable..................	-	191	-	191

Operating income.........................................................	250	422	458	442

Interest expense...........................................................	(146)	(123)	(283)	(265)

Interest income............................................................	9	24	21	28

Income from continuing operations before income taxes.	113	323	196	205

Federal, state and local income tax benefit (expense).....	(39)	(41)	(70)	3

Income from continuing operations................................	74	282	126	208

Discontinued operations, net of income taxes...............	-	35	(16)	57

Net income..................................................................	$ 74	$ 317	$ 110	$ 265

Basic earnings (loss) per share:
Income from continuing operations........................	$ .16	$ .51	$ .27	$ .38
Income (loss) from discontinued operations............	-	.06	(.03)	.10
Net income...........................................................	$ .16	$ .57	$ .24	$ .48

Diluted earnings (loss) per share:
Income from continuing operations.........................	$ .16	$ .51	$ .27	$ .37
Income (loss) from discontinued operations............	-	.06	(.03)	.10
Net income...........................................................	$ .16	$ .57	$ .24	$ .47

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

Consolidated Balance Sheets
(Unaudited)

(millions)

	August 4, 2007	February 3, 2007	July 29, 2006
ASSETS:
Current Assets:
Cash and cash equivalents.................................	$ 249	$ 1,211	$ 1,062
Accounts receivable..........................................	490	517	460
Merchandise inventories....................................	5,200	5,317	5,168
Supplies and prepaid expenses...........................	267	251	255
Assets of discontinued operations.......................	-	126	2,303
Total Current Assets......................................	6,206	7,422	9,248

Property and Equipment - net...............................	11,110	11,473	11,166
Goodwill..............................................................	9,194	9,204	9,248
Other Intangible Assets - net................................	857	883	912
Other Assets.......................................................	561	568	678

Total Assets..................................................	$27,928	$29,550	$31,252

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.............................................	$ 545	$ 650	$ 428
Accounts payable and accrued liabilities.........	4,606	4,944	4,712
Income taxes...................................................	76	665	433
Deferred income taxes......................................	116	52	61
Liabilities of discontinued operations.................	-	48	722
Total Current Liabilities..................................	5,343	6,359	6,356

Long-Term Debt................................................	9,762	7,847	8,205
Deferred Income Taxes.......................................	1,448	1,728	1,525
Other Liabilities...................................................	1,798	1,362	1,594
Shareholders' Equity............................................	9,577	12,254	13,572

Total Liabilities and Shareholders' Equity........	$27,928	$29,550	$31,252

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

 Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Cash flows from continuing operating activities:
Net income............................................................................	$ 110	$ 265
Adjustments to reconcile net income to net cash provided by continuing operating activities:
(Income) loss from discontinued operations...........................	16	(57)
Gains on the sale of accounts receivable.............................	-	(191)
Stock-based compensation expense...................................	32	43
May integration costs.........................................................	133	306
Depreciation and amortization............................................	656	630
Amortization of financing costs and premium on acquired debt.	(17)	(37)
Changes in assets and liabilities:
Proceeds from the sale of proprietary accounts receivable...	-	1,860
Decrease in proprietary and other accounts receivable not separately identified.............................................	26	227
Decrease in merchandise inventories...............................	117	157
Increase in supplies and prepaid expenses.......................	(16)	(45)
(Increase) decrease in other assets not separately identified	13	(7)
Decrease in accounts payable and accrued liabilities not separately identified.................................	(310)	(727)
Decrease in current income taxes...................................	(299)	(21)
Decrease in deferred income taxes.................................	(89)	(203)
Increase in other liabilities not separately identified..........	40	81
Net cash provided by continuing operating activities.....	412	2,281

Cash flows from continuing investing activities:
Purchase of property and equipment.......................................	(403)	(353)
Capitalized software...............................................................	(50)	(39)
Proceeds from the disposition of After Hours Formalwear........	66	-
Proceeds from hurricane insurance claims...............................	1	7
Repurchase of accounts receivable..........................................	-	(1,141)
Proceeds from the sale of repurchased accounts receivable......	-	1,323
Disposition of property and equipment.....................................	71	443
Net cash provided (used) by continuing investing activities.	(315)	240

Cash flows from continuing financing activities:
Debt issued............................................................................	2,253	46
Financing costs......................................................................	(15)	-
Debt repaid............................................................................	(416)	(1,512)
Dividends paid.......................................................................	(117)	(139)
Decrease in outstanding checks..............................................	(97)	(45)
Acquisition of treasury stock...................................................	(2,919)	(287)
Issuance of common stock.....................................................	253	195
Net cash used by continuing financing activities...........	(1,058)	(1,742)

Net cash provided (used) by continuing operations....................	(961)	779

Net cash provided by discontinued operating activities................	7	99
Net cash used by discontinued investing activities........................	(7)	(41)
Net cash used by discontinued financing activities......................	(1)	(23)
Net cash provided (used) by discontinued operations..................	(1)	35

Net increase (decrease) in cash and cash equivalents...................	(962)	814
Cash and cash equivalents at beginning of period.........................	1,211	248

Cash and cash equivalents at end of period..................................	$ 249	$ 1,062

Supplemental cash flow information:
Interest paid............................................................................	$ 271	$ 303
Interest received.....................................................................	23	27
Income taxes paid (net of refunds received)..............................	406	231

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

The Consolidated Financial Statements for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company ("May").  The acquired May operations included approximately 500 department stores and approximately 800 bridal and formalwear stores nationwide.  Most of the acquired May department stores were converted to the Macy's nameplate in September 2006, resulting in a national retailer with stores in almost all major markets.  The operations of the acquired Lord & Taylor division and the bridal group (consisting of David's Bridal, After Hours Formalwear and Priscilla of Boston) have been divested and are presented as discontinued operations (see Note 3, "Discontinued Operations").  As a result of the acquisition and the integration of the acquired May operations, the Company's continuing operations consist of over 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico.

Certain reclassifications were made to the prior fiscal year's amounts to conform with the classifications of such amounts for the most recent fiscal year.

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

The Company adopted the provisions of FIN 48 on February 4, 2007, and the adoption resulted in a net increase to accruals for uncertain tax positions of $1 million, an increase to the beginning balance of accumulated equity of $1 million and an increase to goodwill of $2 million.

As of February 4, 2007, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, was $308 million and the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized, would affect the effective income tax rate, was $151 million.  It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will increase or decrease within the next 12 months, primarily as a result of ongoing audits.  At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

In conjunction with the adoption of FIN 48, the Company has classified unrecognized tax benefits and federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.  The Company also adopted a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense.  In prior periods, such interest on federal tax issues was recognized as a component of interest income or expense while such interest on state and local tax issues was already recognized as a component of income tax expense.  During the 26 weeks ended August 4, 2007, there was approximately $3 million of interest expense related to federal tax issues recorded in income tax expense and during the 26 weeks ended July 29, 2006, there was approximately $17 million of interest income related to the settlement of a federal tax examination recorded in interest income.  The Company had approximately $80 million of federal, state and local interest and penalties related to unrecognized tax benefits accrued as of February 4, 2007.  The $80 million of accrued federal, state and local interest and penalties at February 4, 2007 primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at February 4, 2007 are insignificant.

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

During the 13 weeks ended August 4, 2007, the Company recorded $97 million of costs and expenses associated with the integration and consolidation of May's operations into the Company's operations, including $47 million related to impairment charges in connection with distribution center facilities planned to be closed and disposed of.  The remaining $50 million of May integration costs incurred during the 13 weeks ended August 4, 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations.

During the 26 weeks ended August 4, 2007, the Company recorded $133 million of costs and expenses associated with the integration and consolidation of May's operations into the Company's operations, including $47 million related to impairment charges in connection with distribution center facilities planned to be closed and disposed of.  The remaining $86 million of May integration costs incurred during the 26 weeks ended August 4, 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations.

Since January 28, 2006, 77 May and Macy's stores and 10 distribution center facilities have been closed and 71 May and Macy's stores have been divested (including two stores which are temporarily being operated and leased back from the buyer) and four distribution centers have been divested.  The non-divested stores or facilities which have been closed, totaling approximately $95 million, are classified as assets held for sale and are included in other assets on the Consolidated Balance Sheets as of August 4, 2007.

During the 26 weeks ended August 4, 2007, approximately $70 million of property and equipment was transferred to assets held for sale upon store or facility closure.  Also during this period, property and equipment totaling approximately $25 million related to the May integration was disposed of and the Company also collected $22 million of receivables from a prior year disposition.

During the 13 weeks ended July 29, 2006, the Company recorded $177 million of integration costs associated with the acquisition of May, including $134 million of inventory valuation adjustments associated with the combination and integration of the Company's and May's merchandise assortments.  The remaining $43 million of May integration costs incurred during the 13 weeks ended July 29, 2006 included store closing-related costs, severance, retention and other human resource-related costs, EDP system integration costs and other costs, partially offset by approximately $55 million of gains from the sale of certain Macy's locations.

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

During the 26 weeks ended July 29, 2006, approximately $730 million of property and equipment for approximately 70 May and Macy's locations was transferred to assets held for sale upon store or facility closures.  Also during this period, property and equipment totaling approximately $590 million for approximately 60 stores was disposed of, $230 million of which was exchanged for other long-term assets.

The impairment charges for the locations to be disposed of were calculated based on the excess of historical cost over fair value less costs to sell.  The fair values were determined based on prices of similar assets.

The following table shows the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the May integration for the 26 weeks ended August 4, 2007:

	February 3, 2007	Charged to May Integration Costs	Payments	August 4 2007
(millions)
Severance and relocation costs......	$ 73	$ 19	$ (60)	$ 32

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

The following table shows the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the allocation of the May purchase price for the 26 weeks ended July 29, 2006:

	January 28, 2006	Additional Amount Charged to Goodwill	Payments	July 29, 2006
(millions)
Severance and relocation costs......	$ 289	$ 60	$ (246)	$ 103

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

Discontinued operations included net sales of approximately $27 million for the 26 weeks ended August 4, 2007.  Discontinued operations included net sales of approximately $590 million and $1,154 million for the 13 and 26 weeks ended July 29, 2006, respectively.  No consolidated interest expense has been allocated to discontinued operations.  For the 26 weeks ended August 4, 2007, the loss from discontinued operations, including the loss on disposal of the Company's After Hours Formalwear business, totaled $22 million before income taxes, with a related income tax benefit of $6 million.  For the 13 weeks ended July 29, 2006, income from discontinued operations totaled $57 million before income taxes, with related income tax expense of $22 million.  For the 26 weeks ended July 29, 2006, income from discontinued operations totaled $92 million before income taxes, with related income tax expense of $35 million.

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

4.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share based on income from continuing operations:

	13 Weeks Ended
	August 4, 2007			July 29, 2006
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding...................	$ 74		450.9	$ 282		551.2
Shares to be issued under deferred compensation plans.......................	-		1.0	-		1.0
	$ 74		451.9	$ 282		552.2

Basic earnings per share...............		$.16			$.51

Effect of dilutive securities - stock options and restricted stock....	-		5.9	-		7.0
	$ 74		457.8	$ 282		559.2

Diluted earnings per share.............		$.16			$.51

	26 Weeks Ended
	August 4, 2007			July 29, 2006
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding...................	$ 126		459.0	$ 208		550.2
Shares to be issued under deferred compensation plans.......................	-		1.0	-		1.0
	$ 126		460.0	$ 208		551.2

Basic earnings per share...............		$.27			$.38

Effect of dilutive securities - stock options and restricted stock....	-		7.1	-		7.4
	$ 126		467.1	$ 208		558.6

Diluted earnings per share.............		$.27			$.37

In addition to the stock options and restricted stock reflected in the foregoing table, stock options to purchase 12.8 million shares of common stock at prices ranging from $33.25 to $46.15 per share and 274,000 shares of restricted stock were outstanding at August 4, 2007, and stock options to purchase 15.2 million shares of common stock at prices ranging from $30.54 to $40.26 per share and 387,000 shares of restricted stock were outstanding at July 29, 2006 but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Pension Plan

	(millions)
Service cost....................................	$ 29	$ 31	$ 58	$ 62
Interest cost....................................	41	39	81	78
Expected return on assets................	(51)	(51)	(102)	(101)
Recognition of net actuarial loss.......	4	14	9	27
Amortization of prior service cost.....	-	-	(1)	-
	$ 23	$ 33	$ 45	$ 66

Supplementary Retirement Plan

Service cost....................................	$ 3	$ 3	$ 5	$ 6
Interest cost....................................	10	9	20	19
Recognition of net actuarial loss.......	-	3	-	6
Amortization of prior service cost.....	(1)	-	(1)	-
	$ 12	$ 15	$ 24	$ 31

Postretirement Obligations

Service cost....................................	$ -	$ -	$ -	$ -
Interest cost....................................	5	5	10	10
Amortization of prior service cost.....	-	-	-	(1)
Recognition of net actuarial loss.......	-	-	-	1
	$ 5	$ 5	$ 10	$ 10

As of the date of this report and based on an updated analysis of the assets and liabilities of the Pension Plan, the Company is considering making a voluntary funding contribution to the Pension Plan of $100 million prior to February 2, 2008.

6.      Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 26 weeks ended August 4, 2007 and July 29, 2006:

	August 4, 2007	July 29, 2006
	(millions)

Accumulated other comprehensive loss, at beginning of period.......	$ (182)	$ (288)
Unrealized gain (loss) on marketable securities, net of income tax effect of $18 million and $6 million..................................	(29)	9
Post employment and postretirement benefit plans:
Recognition of net actuarial loss, net of income tax effect of $4 million................................................................	5	-
Prior service cost, net of income tax effect of $1 million..........	(1)	-
Accumulated other comprehensive loss, at end of period................	$ (207)	$ (279)

7.      Financing Activities

On February 26, 2007, the Company's board of directors approved an additional $4,000 million authorization to the Company's existing share repurchase program.  The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to settlement provisions pursuant to the terms of two related accelerated share repurchase agreements, which included derivative financial instruments indexed to the Company's shares.  Upon settlement of the accelerated share repurchase agreements in May and June of 2007, the Company received approximately 700,000 additional shares of its common stock, resulting in a total of approximately 45.7 million shares being repurchased.  The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On March 7, 2007, the Company issued $1,100 million aggregate principal amount of 5.35% senior unsecured notes due 2012 and $500 million aggregate principal amount of 6.375% senior unsecured notes due 2037.  A portion of the net proceeds of the debt issuances was used to repay commercial paper borrowings incurred in connection with the accelerated share repurchase agreements and the balance was used for general corporate purposes.

8.      Sale of Credit Card Accounts and Receivables

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

In connection with the sales of credit card accounts and related receivable balances, the Company and Citibank entered into a long-term marketing and servicing arrangement pursuant to the terms of a Credit Card Program Agreement (the "Program Agreement") with an initial term of 10 years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years.  The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the arrangement.

9.      Tax Settlement

On May 24, 2006, the Company received a refund of $155 million from the Internal Revenue Service ("IRS") as a result of settling an IRS examination for fiscal years 2000, 2001, and 2002.  The refund was primarily attributable to losses related to the disposition of a former subsidiary.  As a result of the settlement, the Company recognized a tax benefit of approximately $80 million and approximately $17 million of interest income during the second quarter of 2006.

10.      Condensed Consolidating Financial Information

Macy's, Inc. ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, Macy's Retail Holdings, Inc. (formerly known as Federated Retail Holdings, Inc.) ("Subsidiary Issuer").  "Other Subsidiaries" includes, where applicable, all other direct subsidiaries of Parent, including FDS Bank, FDS Insurance, Lea10ville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David's Bridal, Inc. and its subsidiaries, including After Hours Formalwear, Inc.  "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis.  The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."

Condensed Consolidating Balance Sheets as of August 4, 2007, July 29, 2006 and February 3, 2007, the related Condensed Consolidating Statements of Operations for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended August 4, 2007 and July 29, 2006 are presented below.

Condensed Consolidating Balance Sheet
As of August 4, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents............	$ 12	$ 72	$ 165	$ -	$ 249
Accounts receivable.....................	-	72	418	-	490
Merchandise inventories..............	-	2,778	2,422	-	5,200
Supplies and prepaid expenses.....	-	117	150	-	267
Deferred income tax assets...........	15	-	65	(80)	-
Income tax receivable...................	85	-	-	(85)	-
Total Current Assets................	112	3,039	3,220	(165)	6,206

Property and Equipment - net..........	3	6,468	4,639	-	11,110
Goodwill..........................................	-	6,608	2,586	-	9,194
Other Intangible Assets - net.............	-	312	545	-	857
Other Assets...................................	4	205	352	-	561
Deferred Income Tax Assets............	94	-	-	(94)	-
Intercompany Receivable.................	270	-	2,606	(2,876)	-
Investment in Subsidiaries.................	9,317	5,531	-	(14,848)	-

Total Assets.............................	$9,800	$22,163	$13,948	$(17,983)	$27,928

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt............................	$ -	$ 542	$ 3	$ -	$ 545
Accounts payable and accrued liabilities..................................	94	1,916	2,596	-	4,606
Income taxes................................	-	21	140	(85)	76
Deferred income taxes..................	-	196	-	(80)	116
Total Current Liabilities...........	94	2,675	2,739	(165)	5,343

Long-Term Debt..............................	-	9,732	30	-	9,762
Intercompany Payable......................	-	2,876	-	(2,876)	-
Deferred Income Taxes...................	-	1,049	493	(94)	1,448
Other Liabilities..............................	129	244	1,425	-	1,798
Shareholders' Equity........................	9,577	5,587	9,261	(14,848)	9,577
Total Liabilities and Shareholders' Equity...............	$9,800	$22,163	$13,948	$(17,983)	$27,928

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended August 4, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales..............................................	$ -	$ 2,959	$ 3,378	$ (445)	$ 5,892

Cost of sales.........................................	-	(1,862)	(2,073)	428	(3,507)

Gross margin........................................	-	1,097	1,305	(17)	2,385

Selling, general and administrative expenses	(2)	(1,068)	(985)	17	(2,038)

May integration costs.................................	-	(68)	(29)	-	(97)

Operating income (loss)..............................	(2)	(39)	291	-	250

Interest (expense) income, net:
External...................................................	7	(146)	2	-	(137)
Intercompany.........................................	14	(36)	22	-	-

Equity in earnings of subsidiaries...............	74	24	-	(98)	-

Income (loss) before income taxes...................	93	(197)	315	(98)	113

Federal, state and local income tax benefit (expense)............................................	(19)	136	(156)	-	(39)

Net income (loss)........................................	$ 74	$ (61)	$ 159	$ (98)	$ 74

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended August 4, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales.............................................	$ -	$ 5,808	$ 7,078	$(1,073)	$11,813

Cost of sales........................................	-	(3,676)	(4,414)	1,019	(7,071)

Gross margin........................................	-	2,132	2,664	(54)	4,742

Selling, general and administrative expenses....	(6)	(2,167)	(2,047)	69	(4,151)

May integration costs............................	-	(85)	(55)	7	(133)

Operating income (loss).......................	(6)	(120)	562	22	458

Interest (expense) income, net:
External...............................................	16	(282)	4	-	(262)
Intercompany...................................	31	(71)	40	-	-

Equity in earnings of subsidiaries..........	86	142	-	(228)	-

Income (loss) from continuing operations before income taxes.........	127	(331)	606	(206)	196

Federal, state and local income tax benefit (expense)...............................	(17)	180	(227)	(6)	(70)

Income (loss) from continuing operations	110	(151)	379	(212)	126

Discontinued operations, net of income taxes.	-	-	-	(16)	(16)

Net income (loss)....................................	$ 110	$ (151)	$ 379	$ (228)	$ 110

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 4, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss)...........................	$ 110	$ (151)	$ 379	$ (228)	$ 110
Loss from discontinued operations......	-	-	-	16	16
May integration costs......................	-	85	55	(7)	133
Equity in earnings of subsidiaries.........	(86)	(142)	-	228	-
Dividends received from subsidiaries...	208	-	-	(208)	-
Depreciation and amortization............	-	324	332	-	656
(Increase) decrease in working capital.	(80)	(409)	23	(16)	(482)
Other, net ........................................	16	498	(535)	-	(21)
Net cash provided by continuing operating activities......	168	205	254	(215)	412

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net..........	-	(67)	(321)	7	(381)
Proceeds from the disposition of After Hours Formalwear..............	66	-	-	-	66
Net cash provided (used) by continuing investing activities...	66	(67)	(321)	7	(315)

Cash flows from continuing financing activities:
Debt issued, net of debt repaid..........	-	1,838	(1)	-	1,837
Dividends paid.................................	(117)	-	(208)	208	(117)
Acquisition of common stock, net of common stock issued...............	(2,666)	-	-	-	(2,666)
Intercompany activity, net.................	1,668	(1,932)	263	1	-
Other, net..........................................	(75)	(45)	7	1	(112)
Net cash provided (used) by continuing financing activities...	(1,190)	(139)	61	210	(1,058)

Net cash used by continuing operations..	(956)	(1)	(6)	2	(961)
Net cash used by discontinued operations	-	-	-	(1)	(1)

Net decrease in cash and cash equivalents...........................................	(956)	(1)	(6)	1	(962)
Cash and cash equivalents at beginning of period.............................................	968	73	171	(1)	1,211

Cash and cash equivalents at end of period..	$ 12	$ 72	$ 165	$ -	$ 249

Condensed Consolidating Balance Sheet
As of July 29, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents...........	$ 820	$ 71	$ 181	$ (10)	$ 1,062
Accounts receivable...................	1	61	560	(162)	460
Merchandise inventories............	-	2,817	2,718	(367)	5,168
Supplies and prepaid expenses....	-	131	164	(40)	255
Income tax receivable.................	29	-	-	(29)	-
Assets of discontinued operations	-	-	-	2,303	2,303
Total Current Assets..............	850	3,080	3,623	1,695	9,248

Property and Equipment - net........	2	6,728	5,384	(948)	11,166
Goodwill........................................	-	5,581	4,184	(517)	9,248
Other Intangible Assets - net..........	-	418	744	(250)	912
Other Assets..................................	3	287	398	(10)	678
Deferred Income Tax Assets.........	3	-	-	(3)	-
Intercompany Receivable...............	1,372	-	4,068	(5,440)	-
Investment in Subsidiaries...............	11,528	8,464	-	(19,992)	-
Total Assets	$13,758	$24,558	$18,401	$(25,465)	$31,252

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.......................	$ -	$ 427	$ 3	$ (2)	$ 428
Accounts payable and accrued liabilities.............................	180	2,155	2,677	(300)	4,712
Income taxes..............................	-	144	318	(29)	433
Deferred income taxes................	-	85	68	(92)	61
Liabilities of discontinued operations	-	-	-	722	722
Total Current Liabilities.................	180	2,811	3,066	299	6,356

Long-Term Debt.................................	-	8,165	40	-	8,205
Intercompany Payable........................	-	5,440	-	(5,440)	-
Deferred Income Taxes.......................	-	563	1,247	(285)	1,525
Other Liabilities...................................	6	947	688	(47)	1,594
Minority Interest *.............................	-	-	526	(526)	-
Shareholders' Equity........................	13,572	6,632	12,834	(19,466)	13,572
Total Liabilities and Shareholders' Equity...............	$13,758	$24,558	$18,401	$(25,465)	$31,252

*  Parent's minority interest in a subsidiary which is wholly-owned on a consolidated basis.

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended July 29, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales.............................................	$ -	$ 3,371	$ 3,537	$ (913)	$ 5,995

Cost of sales....................................................	-	(2,037)	(2,039)	606	(3,470)

Inventory valuation adjustments - May integration.......................................	-	(85)	(49)	-	(134)

Gross margin...............................................	-	1,249	1,449	(307)	2,391

Selling, general and administrative expenses..	(4)	(1,327)	(1,033)	247	(2,117)

May integration costs...................................	-	(4)	(39)	-	(43)

Gains on the sale of accounts receivable......	-	-	191	-	191

Operating income (loss)..............................	(4)	(82)	568	(60)	422

Interest (expense) income, net:
External...................................................	4	(128)	22	3	(99)
Intercompany.........................................	15	(31)	16	-	-

Equity in earnings of subsidiaries...............	236	165	-	(401)	-

Income (loss) from continuing operations before income taxes.................................	251	(76)	606	(458)	323

Federal, state and local income tax benefit (expense).....................................	66	73	(202)	22	(41)

Income (loss) from continuing operations...	317	(3)	404	(436)	282

Discontinued operations, net of income taxes	-	-	-	35	35

Net income (loss)........................................	$ 317	$ (3)	$ 404	$ (401)	$ 317

Condensed Consolidating Statement of Operations
For the 26 Weeks Ended July 29, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales......................................................	$ -	$ 6,632	$ 7,250	$(1,957)	$11,925

Cost of sales................................................	-	(4,107)	(4,355)	1,365	(7,097)

Inventory valuation adjustments - May integration....................................................	-	(91)	(49)	-	(140)

Gross margin................................................	-	2,434	2,846	(592)	4,688

Selling, general and administrative expenses.	(7)	(2,647)	(2,113)	496	(4,271)

May integration costs..................................	-	(62)	(104)	-	(166)

Gains on the sale of accounts receivable.......	-	-	191	-	191

Operating income (loss)...............................	(7)	(275)	820	(96)	442

Interest (expense) income, net:
External...................................................	6	(268)	21	4	(237)
Intercompany.........................................	31	(86)	55	-	-

Equity in earnings of subsidiaries...............	187	248	-	(435)	-

Income (loss) from continuing operations before income taxes................................	217	(381)	896	(527)	205

Federal, state and local income tax benefit (expense)...............................................	48	217	(297)	35	3

Income (loss) from continuing operations.......	265	(164)	599	(492)	208

Discontinued operations, net of income taxes.	-	-	-	57	57

Net income (loss).........................................	$ 265	$ (164)	$ 599	$ (435)	$ 265

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 29, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss)...............................	$ 265	$ (164)	$ 599	$ (435)	$ 265
Income from discontinued operations..	-	-	-	(57)	(57)
Gains on the sale of accounts receivable	-	-	(191)	-	(191)
May integration costs...........................	-	153	153	-	306
Equity in earnings of subsidiaries............	(187)	(248)	-	435	-
Dividends received from subsidiaries.......	422	-	-	(422)	-
Depreciation and amortization................	-	329	301	-	630
Proceeds from the sale of proprietary accounts receivable...........................	-	-	1,860	-	1,860
(Increase) decrease in working capital......	59	(382)	(46)	(40)	(409)
Other, net ..............................................	(45)	454	(530)	(2)	(123)
Net cash provided by continuing operating activities....................	514	142	2,146	(521)	2,281

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net.........	-	222	(205)	41	58
Repurchase of accounts receivable...	-	-	(1,141)	-	(1,141)
Proceeds from the sale of repurchased accounts receivable...	-	-	1,323	-	1,323
Net cash provided (used) by continuing investing activities.	-	222	(23)	41	240

Cash flows from continuing financing activities:
Debt repaid, net of debt issued..............	-	(1,463)	(3)	-	(1,466)
Dividends paid.....................................	(139)	-	(422)	422	(139)
Acquisition of common stock, net of common stock issued.......................	(92)	-	-	-	(92)
Intercompany activity, net....................	444	1,260	(1,861)	157	-
Other, net...........................................	76	(123)	2	-	(45)
Net cash provided (used) by continuing financing activities....	289	(326)	(2,284)	579	(1,742)

Net cash provided (used) by continuing operations.........................................	803	38	(161)	99	779
Net cash provided by discontinued operations........................................	-	-	-	35	35

Net increase (decrease) in cash and cash equivalents.........................................	803	38	(161)	134	814
Cash and cash equivalents at beginning of period..........................................	17	33	342	(144)	248

Cash and cash equivalents at end of period	$ 820	$ 71	$ 181	$ (10)	$ 1,062

Condensed Consolidating Balance Sheet
As of February 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents..........	$ 968	$ 73	$ 171	$ (1)	$ 1,211
Accounts receivable...................	2	98	419	(2)	517
Merchandise inventories..............	-	2,654	2,672	(9)	5,317
Supplies and prepaid expenses....	-	130	126	(5)	251
Income taxes.............................	31	-	-	(31)	-
Deferred income tax assets..........	-	-	52	(52)	-
Assets of discontinued operations	-	-	-	126	126
Total Current Assets..............	1,001	2,955	3,440	26	7,422

Property and Equipment - net........	3	6,028	5,550	(108)	11,473
Goodwill.....................................	-	5,443	3,761	-	9,204
Other Intangible Assets - net...........	-	303	580	-	883
Other Assets.............................	4	211	354	(1)	568
Deferred Income Tax Assets...........	3	-	-	(3)	-
Intercompany Receivable................	1,923	-	2,299	(4,222)	-
Investment in Subsidiaries...............	9,524	6,779	-	(16,303)	-
Total Assets..........................	$12,458	$21,719	$15,984	$(20,611)	$29,550

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.........................	$ -	$ 647	$ 3	$ -	$ 650
Accounts payable and accrued liabilities................................	197	1,989	2,807	(49)	4,944
Income taxes...........................	-	272	424	(31)	665
Deferred income taxes.............	-	103	-	(51)	52
Liabilities of discontinued operations....................	-	-	-	48	48
Total Current Liabilities..........	197	3,011	3,234	(83)	6,359

Long-Term Debt...........................	-	7,809	38	-	7,847
Intercompany Payable.................	-	4,222	-	(4,222)	-
Deferred Income Taxes.................	-	899	832	(3)	1,728
Other Liabilities.............................	7	15	1,340	-	1,362
Shareholders' Equity....................	12,254	5,763	10,540	(16,303)	12,254
Total Liabilities and Shareholders' Equity.............	$12,458	$21,719	$15,984	$(20,611)	$29,550

11.      Subsequent Event

On August 28, 2007, the Company issued $350 million aggregate principal amount of 5.875% senior unsecured notes due 2013.  The net proceeds are being used to repay borrowings outstanding under its commercial paper facility, and, as a result, $350 million of short-term debt was reclassified to long-term debt as of August 4, 2007.  In connection with the debt issuance, the Company entered into a Treasury lock agreement, which is a derivative financial instrument, with a notional principal amount of $350 million.  This agreement was used to mitigate the Company's exposure to interest rate volatility and was settled on August 29, 2007, with a net payment by the Company of approximately $500,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations

For purposes of the following discussion, all references to "second quarter of 2007" and "second quarter of 2006" are to the Company's 13-week fiscal periods ended August 4, 2007 and July 29, 2006, respectively, and all references to "2007" and "2006" are to the Company's 26-week fiscal periods ended August 4, 2007 and July 29, 2006, respectively.

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

For the past several years, the Company has been focused on four key priorities for improving the business over the longer term: (i) differentiating and editing merchandise assortments, (ii) simplifying pricing, (iii) improving the overall shopping experience, and (iv) communicating better with customers through more brand focused and effective marketing.  In 2005, the Company launched a new nationwide Macy's customer loyalty program, called Star Rewards, in coordination with the launch of the Macy's nameplate in cities across the country.  The program provides an enhanced level of offers and benefits to Macy's best credit card customers.

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

In connection with the Purchase Agreement, the Company and Citibank entered into a long-term marketing and servicing arrangement pursuant to the terms of a Credit Card Program Agreement (the "Program Agreement") with an initial term of 10 years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years.  The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the arrangement.

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

On August 30, 2005, the Company completed its merger with May (the "Merger").  The Company added about 400 Macy's locations nationwide in 2006 as it converted the regional department store nameplates acquired through the Merger.  In conjunction with the conversion process, the Company identified certain store locations and distribution center facilities to be divested.  Since January 28, 2006, 77 May and Macy's stores and 10 distribution center facilities have been closed and 71 May and Macy's stores and four distribution centers have been divested.

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

The Merger has had and is expected to continue to have a material effect on the Company's consolidated financial position, results of operations and cash flows. The Company was able to realize more than $175 million of cost savings in 2006 and expects to realize at least $450 million of annual cost savings starting in 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company with respect to systems, logistics, store operations and credit management.  The Merger is expected to accelerate future comparable store sales growth as well, although this benefit is taking longer to realize than the cost savings. The Company anticipates incurring approximately $17 million to $27 million of May integration costs in the remaining two quarters of fiscal 2007.

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

Results of Operations

Comparison of the 13 Weeks Ended August 4, 2007 and July 29, 2006

Net income for the second quarter of 2007 was $74 million, compared to net income of $317 million in the second quarter of 2006.  The net income in the second quarter of 2007 includes the impact of $97 million of May integration costs.  The net income for the second quarter of 2006 included income from continuing operations of $282 million and income from discontinued operations of $35 million.  The income from continuing operations in the second quarter of 2006 included the impact of $177 million of May integration costs and related inventory valuation adjustments, the impact of $191 million of gains on the sale of accounts receivable and a $155 million favorable tax settlement.

Net sales for the second quarter of 2007 totaled $5,892 million, compared to net sales of $5,995 million for the second quarter of 2006, a decrease of $103 million or 1.7%.  On a comparable store basis (sales from the continuing businesses of stores in operation throughout 2006 and 2007 and all Internet sales and mail order sales), net sales for the second quarter of 2007 were down 2.6% compared to the second quarter of 2006.  Sales were strongest in the second quarter of 2007 at Bloomingdale's and macys.com.  By family of business, sales in the second quarter of 2007 were strongest in juniors, handbags, dresses and young men's.  The home categories began to see improvement in sales during the second quarter of 2007, particularly in the soft home areas and mattresses, while the women's apparel business weakened during the second quarter of 2007.  Furniture was also a weaker business during the second quarter of 2007, although the business did begin to improve in July.

Cost of sales was $3,507 million or 59.5% of net sales for the second quarter of 2007, compared to $3,470 million or 57.9% of net sales for the second quarter of 2006, an increase of $37 million.  The cost of sales rate in the second quarter of 2007 reflects higher net markdowns as a percent of net sales due to the weak sales trend, intended to maintain inventories at appropriate levels.  In addition, gross margin in the second quarter of 2006 included $134 million of inventory valuation adjustments related to the integration of May and Macy's merchandise assortments.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were $2,038 million or 34.6% of net sales for the second quarter of 2007, compared to $2,117 million or 35.3% of net sales for the second quarter of 2006, a decrease of $79 million.  The SG&A expense rate in the second quarter of 2007 benefited from the realization of additional synergies in the quarter, particularly in the areas of logistics and advertising.  SG&A expenses in the second quarter of 2007 included higher depreciation and amortization expenses, lower retirement expenses and lower stock-based compensation expenses, including the expensing of stock options, compared to the second quarter of 2006.  Depreciation and amortization expense was $327 million for the second quarter of 2007, compared to $314 million for the second quarter of 2006.  Pension and supplementary retirement plan expenses amounted to $35 million for the second quarter of 2007, compared to $48 million for the second quarter of 2006.  Stock-based compensation expense was $4 million for the second quarter of 2007, compared to $17 million for the second quarter of 2006.

May integration costs for the second quarter of 2007 amounted to $97 million, including $47 million related to impairment charges in connection with distribution center facilities planned to be closed and disposed of.  The remaining $50 million of May integration costs incurred during the second quarter of 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations.  May integration costs for the second quarter of 2006 amounted to $43 million, primarily related to costs associated with the closing of duplicate store locations, partially offset by gains from the sale of Macy's locations.

Pre-tax gains of $191 million were recorded in the second quarter of 2006 in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $137 million for the second quarter of 2007, compared to $99 million for the second quarter of 2006, an increase of $38 million.  The increase in net interest expense for the second quarter of 2007, as compared to the second quarter of 2006, resulted from increased levels of borrowings during the second quarter of 2007, primarily associated with the Company's share repurchase program, and the effect of $17 million of interest income in the second quarter of 2006 related to the settlement of tax examinations.

The Company's effective income tax rate of 34.3% for the second quarter of 2007 differs from the federal income tax statutory rate of 35.0%, principally because of the effect of state and local income taxes and the settlement of tax examinations.  The Company's effective income tax rate of 12.9% for the second quarter of 2006 differed from the federal income tax statutory rate of 35.0%, principally because of the settlement of tax examinations and the effect of state and local income taxes.  Federal, state and local income tax expense for the second quarter of 2006 was reduced by approximately $80 million relating to the settlement of tax examinations, primarily attributable to losses related to the disposition of a former subsidiary.

For the second quarter of 2006, income from the discontinued operations of the acquired May bridal group and Lord & Taylor businesses, net of income taxes, was $35 million on sales of approximately $600 million.

Comparison of the 26 Weeks Ended August 4, 2007 and July 29, 2006

Net income for 2007 was $110 million, compared to net income of $265 million in 2006.  The net income for 2007 includes income from continuing operations of $126 million and a loss from discontinued operations of $16 million.  The income from continuing operations in 2007 includes the impact of $133 million of May integration costs.  The loss from discontinued operations includes the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and after-tax basis.  The net income for 2006 included income from continuing operations of $208 million and income from discontinued operations of $57 million.  The income from continuing operations in 2006 included the impact of $306 million of May integration costs and related inventory valuation adjustments, the impact of $191 million of gains on the sale of accounts receivable and a $155 million favorable tax settlement.

Net sales for 2007 totaled $11,813 million, compared to net sales of $11,925 million for 2006, a decrease of $112 million or 0.9%.  On a comparable store basis (sales from the continuing businesses of stores in operation throughout 2006 and 2007 and all Internet sales and mail order sales), net sales for 2007 were down 1.1% compared to 2006.  Sales were strongest in 2007 at Bloomingdale's and macys.com.  By family of business, sales in 2007 were strongest in juniors, handbags, dresses, young men's, luggage and mattresses.  The weaker businesses during 2006 were furniture and women's apparel.

Cost of sales was $7,071 million or 59.9% of net sales for 2007, compared to $7,097 million or 59.5% of net sales for 2006, a decrease of $26 million.  The cost of sales rate in 2007 reflects higher net markdowns as a percent of net sales due to the weak sales trend, intended to maintain inventories at appropriate levels.  In addition, gross margin for 2006 included $140 million of inventory valuation adjustments related to the integration of May and Macy's merchandise assortments.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $4,151 million or 35.1% of net sales for 2007, compared to $4,271 million or 35.8% of net sales for 2006, a decrease of $120 million.  The SG&A expense rate in 2007 benefited from the achievement of cost savings and merger synergies, primarily related to merchandising, logistics, advertising and general management expenses, partially offset by higher selling expense and lower credit revenue resulting from the sale of the May Credit Assets in 2006.  SG&A expenses in 2007 included higher depreciation and amortization expenses, lower retirement expenses and lower stock-based compensation expenses, including the expensing of stock options, compared to 2006.  Depreciation and amortization expense was $656 million for 2007, compared to $630 million for 2006.  Pension and supplementary retirement plan expense amounted to $69 million for 2007, compared to $97 million for 2006.  Stock-based compensation expense was $32 million for 2007, compared to $43 million for 2006.

May integration costs for 2007 amounted to $133 million, including $47 million related to impairment charges in connection with distribution center facilities planned to be closed and disposed of.  The remaining $86 million of May integration costs for 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations.  May integration costs for 2006 amounted to $166 million, primarily related to costs associated with the closing of duplicate store locations, partially offset by gains from the sale of Macy's locations.

Pre-tax gains of $191 million were recorded in 2006 in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $262 million for 2007, compared to $237 million for 2006, an increase of $25 million.  The increase in net interest expense for 2007, as compared to 2006, resulted from increased levels of borrowings during 2007, primarily associated with the Company's share repurchase program, and the effect of $17 million of interest income in 2006 related to the settlement of tax examinations.

The Company's effective income tax rate of 35.5% for 2007 differs from the federal income tax statutory rate of 35.0%, principally because of the effect of state and local income taxes and the settlement of tax examinations.  The Company's effective income tax rate for 2006 differed from the federal income tax statutory rate of 35.0%, principally because of the settlement of tax examinations and the effect of state and local income taxes.  The federal, state and local income tax benefit for 2006 included a benefit of approximately $80 million relating to the settlement of tax examinations, primarily attributable to losses related to the disposition of a former subsidiary.

For 2007, the loss from the discontinued operations of the acquired After Hours Formalwear business, net of income taxes, was $16 million on sales of approximately $27 million.  The loss from discontinued operations includes the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and post-tax basis.  For 2006, income from the discontinued operations of the acquired May bridal group business and Lord & Taylor division, net of income taxes, was $57 million on sales of approximately $1,164 million.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the available credit facilities described below.

Net cash provided by continuing operating activities in 2007 was $412 million, compared to net cash provided by continuing operating activities of $2,281 million in 2006.  Net cash provided by continuing operating activities in 2006 included $1,860 million of cash proceeds received from the sale of proprietary accounts receivable.

Net cash used by continuing investing activities was $315 million for 2007, compared to net cash provided by continuing investing activities of $240 million in 2006.  Continuing investing activities for 2007 include purchases of property and equipment totaling $403 million and capitalized software of $50 million.  During 2007, the Company opened five new Macy's department stores, one Macy's furniture gallery and one Bloomingdale's department store.  Continuing investing activities for 2007 also include $66 million of proceeds from the disposition of the discontinued operations of After Hours Formalwear and $71 million from the disposition of property and equipment.  Continuing investing activities for 2006 included purchases of property and equipment totaling $353 million and capitalized software of $39 million.  Continuing investing activities for 2006 also included the repurchase of credit card accounts and related receivables from GE Bank and the subsequent sale of those accounts and receivables to Citibank and $443 million of proceeds from the disposal of property and equipment, primarily from the sale of approximately 60 duplicate store locations.  The Company opened no new department stores during 2006.

Net cash used by the Company from all continuing financing activities was $1,058 million for 2007, including the repayment of $416 million of debt, the acquisition of 69.6 million shares of its common stock at an approximate cost of $2,919 million and cash dividends paid of $117 million, partially offset by debt issued of $2,253 million and the issuance of $253 million of its common stock, primarily related to the exercise of stock options.  The debt issued during 2007 includes $1,100 million of 5.35% senior notes due 2012, $500 million of 6.375% senior notes due 2037, and $653 million of commercial paper outstanding at August 4, 2007.  The debt repaid in 2007 includes $400 million of 3.95% senior notes due July 15, 2007 and $6 million of 9.93% medium term notes due August 1, 2007.

Net cash used by the Company from all continuing financing activities was $1,742 million for 2006, including the repayment of $1,512 million of debt, the acquisition of 8.1 million shares of its common stock at an approximate cost of $287 million and cash dividends paid of $139 million, partially offset by the issuance of $195 million of its common stock, primarily related to the exercise of stock options.  The debt repaid in 2006 included $1,199 million of short-term borrowings associated with the acquisition of May, $100 million of 8.85% senior debentures due 2006 and $200 million of 8.30% debentures due 2026.  The $200 million of 8.30% debentures due 2026 was redeemed on July 17, 2006.

On August 28, 2007, the Company issued $350 million aggregate principal amount of 5.875% senior unsecured notes due 2013.  The net proceeds are being used to repay borrowings outstanding under its commercial paper facility, and, as a result, $350 million of short-term debt was reclassified to long-term debt as of August 4, 2007.  In connection with the debt issuance, the Company entered into a Treasury lock agreement, which is a derivative financial instrument, with a notional principal amount of $350 million.  This agreement was used to mitigate the Company's exposure to interest rate volatility and was settled on August 29, 2007, with a net payment by the Company of approximately $500,000.

The Company is a party to a five-year credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million outstanding at any particular time.  This agreement was set to expire August 30, 2011 and was extended and will now expire August 30, 2012.  There are no revolving credit loans outstanding under this agreement.

The Company also maintains an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount at any particular time not to exceed its then-current borrowing availability under the revolving credit facility described above.  As of August 4, 2007, the Company had $653 million of borrowings outstanding under the unsecured commercial paper program.

On February 26, 2007, the Company's board of directors approved an additional $4,000 million authorization to the Company's existing share repurchase program.  The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to settlement provisions pursuant to the terms of two related accelerated share repurchase agreements, which included derivative financial instruments indexed to the Company's shares.  Upon settlement of the accelerated share repurchase agreements in May and June of 2007, the Company received approximately 700,000 additional shares of its common stock, resulting in a total of approximately 45.7 million shares being repurchased.  As of August 4, 2007, the Company had approximately $1,254 million of authorization remaining under its share repurchase program.  The Company intends to repurchase approximately $4,000 million of its common stock during fiscal 2007, which ends February 2, 2008.  The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On March 7, 2007, the Company issued $1,100 million aggregate principal amount of 5.35% senior unsecured notes due 2012 and $500 million aggregate principal amount of 6.375% senior unsecured notes due 2037.  A portion of the net proceeds of the debt issuances was used to repay commercial paper borrowings incurred in connection with the accelerated share repurchase agreements and the balance was used for general corporate purposes.

The Company has $225 million of 7.9% senior debentures due October 15, 2007.

On August 24, 2007, the Company's board of directors declared a regular quarterly dividend of 13 cents per share on its common stock, payable October 1, 2007, to shareholders of record at the close of business on September 14, 2007.

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

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 4, 2007, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

On January 11, 2006, Edward Decristofaro, an alleged former May stockholder, filed a purported class action lawsuit in the Circuit Court of St. Louis, Missouri on behalf of all former May stockholders against May and the former members of the board of directors of May.  The complaint generally alleges that the directors of May breached their fiduciary duties of loyalty, due care, good faith and candor to May stockholders in connection with the Merger. The plaintiffs seek rescission of the Merger or an unspecified amount of rescissory damages and costs including attorneys' fees and experts' fees.  The Company believes the lawsuit is without merit and intends to contest it vigorously.  In July 2007, the court denied the defendants' motion to dismiss the case.

On June 20, 2007, the Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust, an alleged stockholder of the Company, filed a stockholder derivative action in the United States District Court for the Southern District of New York.  The derivative complaint charges the members of the Company's board of directors and certain members of senior management with breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging that the defendants made false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price between February 8, 2007 and May 15, 2007.  Plaintiff seeks various forms of relief from the defendants for the benefit of the Company, including unspecified money damages and disgorgement of profits from allegedly improper trading of Company stock.  The defendants have not yet responded to the complaint.

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2007 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of common stock during the second quarter of 2007:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)

May 6, 2007 - June 2, 2007	689 (2)	-	689 (2)	2,182

June 3, 2007 - July 7, 2007	13,184	39.48	13,184	1,662

July 8, 2007 - August 4, 2007	10,640	38.30	10,640	1,254

Total	24,513	38.95	24,513

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

(2)    Represents the additional shares received by the Company upon the settlement of the accelerated share repurchase agreements.

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

MACY'S, INC.

Dated: September 10, 2007	By:/s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By:/s/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)