Form 10-Q
period 2007-11-03
Macy's, Inc.
filed 2007-12-10
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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
          Large accelerated filer [X]          Accelerated filer  [   ]          Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at November 30, 2007 432,987,648 shares

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

MACY'S, INC.

Consolidated Statements of Operations
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks End
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Net sales..................................................................	$5,906	$5,886	$17,719	$17,811

Cost of sales.............................................................	(3,585)	(3,513)	(10,656)	(10,610)

Inventory valuation adjustments - May integration........	-	(28)	-	(168)

Gross margin............................................................	2,321	2,345	7,063	7,033

Selling, general and administrative expenses..................	(2,121)	(2,094)	(6,272)	(6,365)

May integration costs.................................................	(17)	(117)	(150)	(283)

Gains on the sale of accounts receivable......................	-	-	-	191

Operating income......................................................	183	134	641	576

Interest expense........................................................	(149)	(121)	(432)	(386)

Interest income.........................................................	4	17	25	45

Income from continuing operations before income taxes.........................................................	38	30	234	235

Federal, state and local income tax expense..................	(5)	(10)	(75)	(7)

Income from continuing operations.............................	33	20	159	228

Discontinued operations, net of income taxes...............	-	(23)	(16)	34

Net income (loss)......................................................	$ 33	$ (3)	$ 143	$ 262

Basic earnings (loss) per share:
Income from continuing operations.......................	$ .08	$ .03	$ .35	$ .42
Income (loss) from discontinued operations...........	-	(.04)	(.03)	.06
Net income (loss)................................................	$ .08	$ (.01)	$ .32	$ .48

Diluted earnings (loss) per share:
Income from continuing operations.......................	$ .08	$ .03	$ .35	$ .41
Income (loss) from discontinued operations...........	-	(.04)	(.04)	.06
Net income (loss)................................................	$ .08	$ (.01)	$ .31	$ .47

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)

	November 3, 2007	February 3, 2007	October 28, 2006
ASSETS:
Current Assets:
Cash and cash equivalents................................	$ 275	$ 1,211	$ 771
Accounts receivable.........................................	459	517	488
Merchandise inventories...................................	7,012	5,317	7,032
Supplies and prepaid expenses..........................	261	251	268
Assets of discontinued operations......................	-	126	962
Total Current Assets.....................................	8,007	7,422	9,521

Property and Equipment - net..............................	11,072	11,473	11,329
Goodwill.............................................................	9,139	9,204	9,192
Other Intangible Assets - net...............................	842	883	893
Other Assets......................................................	609	568	710

Total Assets.................................................	$29,669	$29,550	$31,645

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt................................................	$ 1,634	$ 650	$ 657
Accounts payable and accrued liabilities............	6,097	4,944	6,381
Income taxes...................................................	6	665	409
Deferred income taxes.....................................	177	52	64
Liabilities of discontinued operations..................	-	48	240
Total Current Liabilities.................................	7,914	6,359	7,751

Long-Term Debt.................................................	9,097	7,847	7,953
Deferred Income Taxes......................................	1,464	1,728	1,827
Other Liabilities...................................................	1,754	1,362	1,040
Shareholders' Equity...........................................	9,440	12,254	13,074

Total Liabilities and Shareholders' Equity........	$29,669	$29,550	$31,645

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	39 Weeks Ended November 3, 2007	39 Weeks Ended October 28, 2006
Cash flows from continuing operating activities:
Net income....................................................................................	$ 143	$ 262
Adjustments to reconcile net income to net cash provided by continuing operating activities:
(Income) loss from discontinued operations...................................	16	(34)
Gains on the sale of accounts receivable.....................................	-	(191)
Stock-based compensation expense............................................	48	73
May integration costs.................................................................	150	451
Depreciation and amortization....................................................	977	945
Amortization of financing costs and premium on acquired debt.....	(24)	(48)
Changes in assets and liabilities:
Proceeds from the sale of proprietary accounts receivable.......	-	1,860
Decrease in proprietary and other accounts receivable not separately identified......................................................	57	235
Increase in merchandise inventories.......................................	(1,695)	(1,757)
Increase in supplies and prepaid expenses..............................	(10)	(58)
Decrease in other assets not separately identified....................	2	18
Increase in accounts payable and accrued liabilities not separately identified.........................................	948	560
Decrease in current income taxes..........................................	(328)	(305)
Decrease in deferred income taxes........................................	(17)	(36)
Increase (decrease) in other liabilities not separately identified..........................................................	18	(4)
Net cash provided by continuing operating activities.......................................................	285	1,971

Cash flows from continuing investing activities:
Purchase of property and equipment...............................................	(700)	(804)
Capitalized software.......................................................................	(81)	(61)
Proceeds from the disposition of After Hours Formalwear................	66	-
Proceeds from hurricane insurance claims.......................................	1	7
Disposition of property and equipment.............................................	96	494
Proceeds from the disposition of Lord & Taylor...............................	-	1,047
Repurchase of accounts receivable.................................................	-	(1,141)
Proceeds from the sale of repurchased accounts receivable..............	-	1,323
Net cash provided (used) by continuing investing activities........................................................	(618)	865

Cash flows from continuing financing activities:
Debt issued...................................................................................	2,918	46
Financing costs..............................................................................	(18)	(1)
Debt repaid...................................................................................	(647)	(1,521)
Dividends paid...............................................................................	(173)	(208)
Increase in outstanding checks.......................................................	65	105
Acquisition of treasury stock..........................................................	(3,003)	(1,118)
Issuance of common stock.............................................................	256	352
Net cash used by continuing financing activities...................	(602)	(2,345)

Net cash provided (used) by continuing operations..............................	(935)	491

Net cash provided by discontinued operating activities.......................	7	79
Net cash used by discontinued investing activities...............................	(7)	(78)
Net cash provided (used) by discontinued financing activities...............	(1)	31
Net cash provided (used) by discontinued operations...........................	(1)	32

Net increase (decrease) in cash and cash equivalents.........................	(936)	523
Cash and cash equivalents at beginning of period................................	1,211	248

Cash and cash equivalents at end of period.........................................	$ 275	$ 771

Supplemental cash flow information:
Interest paid..................................................................................	$ 441	$ 444
Interest received............................................................................	26	40
Income taxes paid (net of refunds received)....................................	406	315

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

The Consolidated Financial Statements for the 13 and 39 weeks ended November 3, 2007 and October 28, 2006, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 3, 2007 and October 28, 2006 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

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

Certain reclassifications were made to the prior fiscal year's amounts to conform with the classifications of such amounts for the current fiscal year.

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

As of February 4, 2007, the gross amount of unrecognized tax benefits, exclusive of interest and penalties, was $308 million and the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized, would affect the effective income tax rate, was $151 million.  It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company's unrecognized tax positions will increase or decrease within the next 12 months, primarily as a result of ongoing audits.  At this time, the Company believes that it is reasonably possible that approximately $75 million of unrecognized tax benefits will be recognized prior to the end of the current fiscal year and, correspondingly, will affect the effective income tax rate.

In conjunction with the adoption of FIN 48, the Company has classified unrecognized tax benefits and federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.  The Company also adopted a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense.  In prior periods, such interest on federal tax issues was recognized as a component of interest income or expense while such interest on state and local tax issues was already recognized as a component of income tax expense.  During the 39 weeks ended November 3, 2007, there was approximately $4 million of interest expense related to federal tax issues recorded in income tax expense and during the 39 weeks ended October 28, 2006, there was approximately $17 million of interest income related to the settlement of a federal tax examination recorded in interest income.  The Company had approximately $80 million of federal, state and local interest and penalties related to unrecognized tax benefits accrued as of February 4, 2007.  The $80 million of accrued federal, state and local interest and penalties at February 4, 2007 primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at February 4, 2007 are insignificant.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003 or for May prior to the August 30, 2005 acquisition.  With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 1997.  Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

2.  May Integration Costs

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company's pre-existing businesses and the consolidation of certain operations of the Company.  As a result of the acquisition of May, the Company decided to divest certain store locations and distribution center facilities.

During the 13 weeks ended November 3, 2007, the Company recorded $17 million of costs and expenses associated with the integration and consolidation of May's operations into the Company's operations, including costs related to closed locations, severance, system conversion costs and costs related to other operational consolidations.

During the 39 weeks ended November 3, 2007, the Company recorded $150 million of costs and expenses associated with the integration and consolidation of May's operations into the Company's operations, including $47 million related to impairment charges in connection with distribution center facilities planned to be closed and disposed of.  The remaining $103 million of May integration costs incurred during the 39 weeks ended November 3, 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations.

Since January 28, 2006, 78 May and Macy's stores and 10 distribution center facilities have been closed and 73 May and Macy's stores have been divested (including two stores which are temporarily being operated and leased back from the buyer) and four distribution centers have been divested.  The non-divested stores or facilities which have been closed, totaling approximately $95 million, are classified as assets held for sale and are included in other assets on the Consolidated Balance Sheets as of November 3, 2007.

During the 39 weeks ended November 3, 2007, approximately $80 million of property and equipment was transferred to assets held for sale upon store or facility closure.  Also during this period, property and equipment totaling approximately $35 million related to the May integration was disposed of and the Company also collected $39 million of receivables from prior year dispositions.

During the 13 weeks ended October 28, 2006, the Company recorded $145 million of integration costs associated with the acquisition of May, including $28 million of inventory valuation adjustments associated with the combination and integration of the Company's and May's merchandise assortments.  The remaining $117 million of May integration costs incurred during the 13 weeks ended October 28, 2006 included store closing-related costs, re-branding-related marketing and advertising costs, severance, retention and other human resource-related costs, EDP system integration costs and other costs.

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

During the 39 weeks ended October 28, 2006, approximately $775 million of property and equipment for approximately 75 May and Macy's locations was transferred to assets held for sale upon store or facility closures.  Also during this period, property and equipment totaling approximately $630 million for approximately 65 stores was disposed of, $230 million of which was exchanged for other long-term assets.

The impairment charges for the locations to be disposed of were calculated based on the excess of historical cost over fair value less costs to sell.  The fair values were determined based on prices of similar assets.

The following table shows the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the May integration for the 39 weeks ended November 3, 2007:

	February 3, 2007	Charged to May Integration Costs	Payments	November 3, 2007
(millions)
Severance and relocation costs......	$ 73	$ 21	$ (76)	$ 18

The Company expects to pay out the accrued severance and relocation costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to May 3, 2008.

The following table shows the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the allocation of the May purchase price for the 39 weeks ended October 28, 2006:

	January 28, 2008	Additional Amount Charged to Goodwill	Payments	October 28, 2006
(millions)
Severance and relocation costs......	$ 289	$ 76	$ (297)	$ 68

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

Discontinued operations included net sales of approximately $27 million for the 39 weeks ended November 3, 2007.  Discontinued operations included net sales of approximately $419 million and $1,573 million for the 13 and 39 weeks ended October 28, 2006, respectively.  No consolidated interest expense has been allocated to discontinued operations.  For the 39 weeks ended November 3, 2007, the loss from discontinued operations, including the loss on disposal of the Company's After Hours Formalwear business, totaled $22 million before income taxes, with a related income tax benefit of $6 million.  For the 13 weeks ended October 28, 2006, the loss from discontinued operations, including the loss on disposal of the Company's Lord & Taylor division, totaled $39 million before income taxes, with a related income tax benefit of $16 million.  For the 39 weeks ended October 28, 2006, income from discontinued operations, including the loss on disposal of the Company's Lord & Taylor division, totaled $53 million before income taxes, with related income tax expense of $19 million.

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

Indemnity obligations created in connection with the sales of businesses generally do not represent added liabilities for the Company, but simply serve to protect the buyer from potential liabilities associated with particular conditions.  The Company records accruals for those pre-closing obligations that are considered probable and estimable.  Under FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," the Company is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 15, 2002.  The Company has not accrued any additional amounts as a result of the indemnity arrangements summarized above as the Company believes the fair value of these arrangements is not material.

4.      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share based on income from continuing operations:

	13 Weeks Ended
	November 3, 2007			October 28, 2006
	Income		Shares	Income		Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding...................	$ 33		433.2	$ 20		540.8
Shares to be issued under deferred compensation plans.......................	-		1.0	-		0.9
	$ 33		434.2	$ 20		541.7

Basic earnings per share...............		$.08			$.03

Effect of dilutive securities - stock options and restricted stock...	-		3.9	-		8.2
	$ 33		438.1	$ 20		549.9

Diluted earnings per share.............		$.08			$.03

39 Weeks Ended
November 3, 2007		October 28, 2006
Income	Shares	Income	Shares
(millions, except per share figures)
Income from continuing operations and average number of shares outstanding...................	$ 159		450.5	$ 228		547.1
Shares to be issued under deferred compensation plans.......................	-		0.9	-		0.9
	$ 159		451.4	$ 228		548.0

Basic earnings per share...............		$.35			$.42

Effect of dilutive securities - stock options and restricted stock...	-		6.0	-		7.7
	$ 159		457.4	$ 228		555.7

Diluted earnings per share.............		$.35			$.41

In addition to the stock options and restricted stock reflected in the foregoing table, stock options to purchase 18.7 million shares of common stock at prices ranging from $27.40 to $46.15 per share and 274,000 shares of restricted stock were outstanding at November 3, 2007, and stock options to purchase 6.5 million shares of common stock at prices ranging from $32.21 to $44.45 per share and 286,000 shares of restricted stock were outstanding at October 28, 2006 but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Pension Plan

	(millions)
Service cost....................................	$ 20	$ 29	$ 78	$ 91
Interest cost....................................	37	44	118	122
Expected return on assets................	(45)	(53)	(147)	(154)
Recognition of net actuarial loss.......	8	-	17	27
Amortization of prior service cost.....	-	-	(1)	-
	$ 20	$ 20	$ 65	$ 86

Supplementary Retirement Plan

Service cost....................................	$ 1	$ 2	$ 6	$ 8
Interest cost....................................	8	11	28	30
Recognition of net actuarial loss.......	-	2	-	8
Amortization of prior service cost.....	-	(1)	(1)	(1)
	$ 9	$ 14	$ 33	$ 45

Postretirement Obligations

Service cost....................................	$ -	$ -	$ -	$ -
Interest cost....................................	5	5	15	15
Recognition of net actuarial loss.......	1	-	1	1
Amortization of prior service cost.....	-	(1)	-	(2)
	$ 6	$ 4	$ 16	$ 14

As of the date of this report, the Company is not required to make or planning to make a contribution to the Pension Plan prior to February 2, 2008.

6.      Accumulated Other Comprehensive Income (Loss)

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive income (loss), net of income tax effects, for the 39 weeks ended November 3, 2007 and October 28, 2006:

	November 3, 2007	October 28, 2006
	(millions)

Accumulated other comprehensive loss, at beginning of period..........	$ (182)	$ (288)
Unrealized gain (loss) on marketable securities, net of income tax effect of $16 million and $15 million......................................	(25)	23
Post employment and postretirement benefit plans:
Recognition of net actuarial loss, net of income tax effect of $7 million.........................................................................	11	-
Prior service cost, net of income tax effect of $1 million...............	(1)	-
Merger of May defined benefit plan into Macy's Pension Plan, net of income tax effect of $157 million..................................	-	252
Merger of May SERP into Macy's SERP, net of income tax effect of $28 million..............................................................	-	45
Accumulated other comprehensive income (loss), at end of period.....	$ (197)	$ 32

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

On August 28, 2007, the Company issued $350 million aggregate principal amount of 5.875% senior unsecured notes due 2013.  The net proceeds were used to repay borrowings outstanding under its commercial paper facility.  In connection with the debt issuance, the Company entered into a Treasury lock agreement, which is a derivative financial instrument, with a notional principal amount of $350 million.  This agreement was used to mitigate the Company's exposure to interest rate volatility and was settled on August 29, 2007, with a net payment by the Company of approximately $500,000.

8.      Sale of Credit Card Accounts and Receivables

On May 1, 2006, the Company terminated its credit card program agreement with GE Capital Consumer Card Co. ("GE Bank") and purchased all of the "Macy's" credit card accounts owned by GE Bank, together with related receivables balances (the "GE/Macy's Credit Assets"), as of April 30, 2006.  Also on May 1, 2006, the Company sold the GE/Macy's Credit Assets to Citibank, resulting in a pre-tax gain of approximately $179 million.  The net proceeds of approximately $180 million were used to repay short-term borrowings associated with the acquisition of May.

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

In connection with the foregoing and other sales of credit card accounts and related receivable balances, the Company and Citibank entered into a long-term marketing and servicing arrangement pursuant to the terms of a Credit Card Program Agreement (the "Program Agreement") with an initial term of 10 years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years.  The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company's customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the arrangement.

9.      Income Taxes

Income tax expense for the 13 and 39 weeks ended November 3, 2007 reflects approximately $10 million and $15 million, respectively, of tax benefits related to the adjustment or settlement of various tax issues.

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

10.  Condensed Consolidating Financial Information

Macy's, Inc. ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly owned subsidiary, Macy's Retail Holdings, Inc. (formerly known as Federated Retail Holdings, Inc.) ("Subsidiary Issuer").  "Other Subsidiaries" includes, for the applicable periods, all other direct subsidiaries of Parent, including FDS Bank, FDS Insurance, Leadville Insurance Company, Snowdin Insurance Company, Priscilla of Boston, and David's Bridal, Inc. and its subsidiaries, including After Hours Formalwear, Inc.  "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis.  The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."

Condensed Consolidating Balance Sheets as of November 3, 2007, October 28, 2006 and February 3, 2007, the related Condensed Consolidating Statements of Operations for the 13 and 39 weeks ended November 3, 2007 and October 28, 2006, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended November 3, 2007 and October 28, 2006 are presented on the following pages.

Condensed Consolidating Balance Sheet
As of November 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents...................	$ 17	$ 73	$ 185	$ -	$ 275
Accounts receivable............................	-	38	421	-	459
Merchandise inventories.....................	-	3,881	3,131	-	7,012
Supplies and prepaid expenses...........	-	173	88	-	261
Deferred income tax assets..................	-	-	12	(12)	-
Income tax receivable..........................	120	-	-	(120)	-
Total Current Assets......................	137	4,165	3,837	(132)	8,007

Property and Equipment - net...............	3	6,382	4,687	-	11,072
Goodwill.................................................	-	6,568	2,571	-	9,139
Other Intangible Assets - net.................	-	299	543	-	842
Other Assets...........................................	4	208	397	-	609
Deferred Income Tax Assets...................	21	-	-	(21)	-
Intercompany Receivable........................	384	-	2,081	(2,465)	-
Investment in Subsidiaries......................	9,206	5,654	-	(14,860)	-
Total Assets....................................	$9,755	$23,276	$14,116	$(17,478)	$29,669

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt...................................	$ -	$ 1,632	$ 2	$ -	$ 1,634
Accounts payable and accrued liabilities............................................	180	2,555	3,362	-	6,097
Income taxes........................................	-	19	107	(120)	6
Deferred income taxes.........................	-	189	-	(12)	177
Total Current Liabilities..................	180	4,395	3,471	(132)	7,914

Long-Term Debt.....................................	-	9,067	30	-	9,097
Intercompany Payable............................	-	2,465	-	(2,465)	-
Deferred Income Taxes...........................	-	1,034	451	(21)	1,464
Other Liabilities......................................	135	878	741	-	1,754
Shareholders' Equity...............................	9,440	5,437	9,423	(14,860)	9,440
Total Liabilities and Shareholders' Equity......................	$9,755	$23,276	$14,116	$(17,478)	$29,669

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended November 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales......................................................	$ -	$ 3,154	$ 3,412	$ (660)	$ 5,906

Cost of sales.............................................	-	(2,098)	(2,128)	641	(3,585)

Gross margin..........................................	-	1,056	1,284	(19)	2,321

Selling, general and administrative expenses..	(2)	(1,240)	(898)	19	(2,121)

May integration costs..............................	-	(9)	(8)	-	(17)

Operating income (loss)..........................	(2)	(193)	378	-	183

Interest (expense) income, net:
External............................................	-	(147)	2	-	(145)
Intercompany.......................................	9	(35)	26	-	-

Equity in earnings of subsidiaries.................	24	116	-	(140)	-

Income (loss) before income taxes..............	31	(259)	406	(140)	38

Federal, state and local income tax benefit (expense)	2	100	(107)	-	(5)

Net income (loss)	$ 33	$ (159)	$ 299	$ (140)	$ 33

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended November 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales..........................................................	$ -	$ 8,962	$10,490	$ (1,733)	$17,719

Cost of sales...................................................	-	(5,774)	(6,542)	1,660	(10,656)

Gross margin...................................................	-	3,188	3,948	(73)	7,063

Selling, general and administrative expenses.....	(8)	(3,407)	(2,945)	88	(6,272)

May integration costs.......................................	-	(94)	(63)	7	(150)

Operating income (loss)...............................	(8)	(313)	940	22	641

Interest (expense) income, net:
External.....................................................	16	(429)	6	-	(407)
Intercompany..............................................	40	(106)	66	-	-

Equity in earnings of subsidiaries......................	110	258	-	(368)	-

Income (loss) from continuing operations before income taxes.....................................	158	(590)	1,012	(346)	234

Federal, state and local income tax benefit (expense)	(15)	280	(334)	(6)	(75)

Net income (loss)...................................	143	(310)	678	(352)	159

Discontinued operations, net of income taxes.....	-	-	-	(16)	(16)

Net income (loss)........................................	$ 143	$ (310)	$ 678	$ (368)	$ 143

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from continuing operating activities:
Net income (loss).............................................	$ 143	$ (310)	$ 678	$ (368)	$ 143
Loss from discontinued operations.................	-	-	-	16	16
May integration costs......................................	-	94	63	(7)	150
Equity in earnings of subsidiaries....................	(110)	(258)	-	368	-
Dividends received from subsidiaries..............	351	-	-	(351)	-
Depreciation and amortization........................	1	505	471	-	977
(Increase) decrease in working capital.............	(241)	(907)	136	(16)	(1,028)
Other, net .......................................................	109	1,110	(1,192)	-	27
Net cash provided by continuing operating activities..............................	253	234	156	(358)	285

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net......................	-	(170)	(521)	7	(684)
Proceeds from the disposition of After Hours Formalwear............................	66	-	-	-	66
Net cash provided (used) by continuing investing activities..............................	66	(170)	(521)	7	(618)

Cash flows from continuing financing activities:
Debt issued, net of debt repaid........................	-	2,273	(2)	-	2,271
Dividends paid.................................................	(173)	-	(351)	351	(173)
Acquisition of common stock, net of common stock issued.............................	(2,747)	-	-	-	(2,747)
Intercompany activity, net..............................	1,570	(2,291)	719	2	-
Other, net.........................................................	80	(46)	13	-	47
Net cash provided (used) by continuing financing activities...............	(1,270)	(64)	379	353	(602)

Net cash provided (used) by continuing operations.......................................................	(951)	-	14	2	(935)
Net cash used by discontinued operations.........	-	-	-	(1)	(1)

Net increase (decrease) in cash and cash equivalents......................................................	(951)	-	14	1	(936)
Cash and cash equivalents at beginning of period.........................................................	968	73	171	(1)	1,211

Cash and cash equivalents at end of period........	$ 17	$ 73	$ 185	$ -	$ 275

 Condensed Consolidating Balance Sheet
As of October 28, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.....................	$ 503	$ 71	$ 215	$ (18)	$ 771
Accounts receivable...............................	4	65	431	(12)	488
Merchandise inventories.......................	-	3,633	3,511	(112)	7,032
Supplies and prepaid expenses.............	-	131	169	(32)	268
Assets of discontinued operations........	-	-	-	962	962
Total Current Assets.........................	507	3,900	4,326	788	9,521

Property and Equipment - net..................	2	6,202	5,430	(305)	11,329
Goodwill....................................................	-	5,368	4,095	(271)	9,192
Other Intangible Assets - net....................	-	311	787	(205)	893
Other Assets.............................................	3	292	422	(7)	710
Intercompany Receivable..........................	1,214	-	4,464	(5,678)	-
Investment in Subsidiaries.........................	11,699	8,630	-	(20,329)	-
........... Total Assets......................................	$13,425	$24,703	$19,524	$(26,007)	$31,645

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.....................................	$ -	$ 654	$ 3	$ -	$ 657
Accounts payable and accrued liabilities..............................................	259	2,579	3,683	(140)	6,381
Income taxes..........................................	31	132	246	-	409
Deferred income taxes...........................	-	121	34	(91)	64
Liabilities of discontinued operations...	-	-	-	240	240
Total Current Liabilities....................	290	3,486	3,966	9	7,751

Long-Term Debt........................................	-	7,915	39	(1)	7,953
Intercompany Payable..............................	-	5,678	-	(5,678)	-
Deferred Income Taxes..............................	55	1,005	767	-	1,827
Other Liabilities.........................................	6	109	933	(8)	1,040
Minority Interest *...................................	-	-	537	(537)	-
Shareholders' Equity.................................	13,074	6,510	13,282	(19,792)	13,074
Total Liabilities and Shareholders' Equity........................	$13,425	$24,703	$19,524	$(26,007)	$31,645

*  Parent's minority interest in a subsidiary which is wholly owned on a consolidated basis.

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended October 28, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales....................................................	$ -	$ 3,174	$ 3,633	$ (921)	$5,886

Cost of sales...................................................	-	(1,997)	(2,167)	651	(3,513)

Inventory valuation adjustments - May integration.	-	(7)	(21)	-	(28)

Gross margin..................................................	-	1,170	1,445	(270)	2,345

Selling, general and administrative expenses.........	(2)	(1,255)	(1,086)	249	(2,094)

May integration costs...................................	-	(98)	(82)	63	(117)

Operating income (loss).................................	(2)	(183)	277	42	134

Interest (expense) income, net:
External......................................................	12	(124)	11	(3)	(104)
Intercompany...............................................	16	(113)	97	-	-

Equity in earnings of subsidiaries..................	(10)	137	-	(127)	-

Income (loss) from continuing operations before income taxes............................	16	(283)	385	(88)	30

Federal, state and local income tax benefit (expense)......................................	(19)	146	(121)	(16)	(10)

Income (loss) from continuing operations..........	(3)	(137)	264	(104)	20

Discontinued operations, net of income taxes.....	-	-	-	(23)	(23)

Net income (loss)......................................	$ (3)	$ (137)	$ 264	$ (127)	$ (3)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended October 28, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales...................................................	$ -	$ 9,806	$10,883	$(2,878)	$17,811

Cost of sales.......................................	-	(6,104)	(6,522)	2,016	(10,610)

Inventory valuation adjustments - May integration.	-	(98)	(70)	-	(168)

Gross margin...................................................	-	3,604	4,291	(862)	7,033

Selling, general and administrative expenses....	(9)	(3,902)	(3,199)	745	(6,365)

May integration costs..................................	-	(160)	(186)	63	(283)

Gains on the sale of accounts receivable.............	-	-	191	-	191

Operating income (loss)..........................	(9)	(458)	1,097	(54)	576

Interest (expense) income, net:
External...........................................	18	(392)	32	1	(341)
Intercompany......................................	47	(199)	152	-	-

Equity in earnings of subsidiaries...................	177	385	-	(562)	-

Income (loss) from continuing operations before income taxes......................	233	(664)	1,281	(615)	235

Federal, state and local income tax benefit (expense)....................	29	363	(418)	19	(7)

Income (loss) from continuing operations..........	262	(301)	863	(596)	228

Discontinued operations, net of income taxes.....	-	-	-	34	34

Net income (loss).....................................	$ 262	$ (301)	$ 863	$ (562)	$ 262

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 28, 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from continuing operating activities:
Net income (loss)...........................................	$ 262	$ (301)	$ 863	$ (562)	$ 262
Income from discontinued operations...........	-	-	-	(34)	(34)
Gains on the sale of accounts receivable........	-	-	(191)	-	(191)
May integration costs....................................	-	258	256	(63)	451
Equity in earnings of subsidiaries..................	(177)	(385)	-	562	-
Dividends received from subsidiaries............	512	-	-	(512)	-
Depreciation and amortization......................	1	498	446	-	945
Proceeds from the sale of proprietary accounts receivable...................................	-	-	1,860	-	1,860
(Increase) decrease in working capital...........	18	(889)	(469)	15	(1,325)
Other, net ......................................................	15	45	(60)	3	3
Net cash provided (used) by continuing operating activities........	631	(774)	2,705	(591)	1,971

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net......................	-	95	(537)	78	(364)
Proceeds from the disposition of discontinued operations................	-	882	165	-	1,047
Repurchase of accounts receivable................	-	-	(1,141)	-	(1,141)
Proceeds from the sale of repurchased accounts receivable...................................	-	-	1,323	-	1,323
Net cash provided (used) by continuing investing activities.........	-	977	(190)	78	865

Cash flows from continuing financing activities:
Debt repaid, net of debt issued......................	-	(1,473)	(3)	1	(1,475)
Dividends paid...............................................	(208)	-	(512)	512	(208)
Acquisition of common stock, net of common stock issued................................	(766)	-	-	-	(766)
Intercompany activity, net............................	645	1,882	(2,621)	94	-
Other, net.......................................................	184	(574)	494	-	104
Net cash used by continuing financing activities...........................	(145)	(165)	(2,642)	607	(2,345)

Net cash provided (used) by continuing operations.....................................................	486	38	(127)	94	491
Net cash provided by discontinued operations.....................................................	-	-	-	32	32

Net increase (decrease) in cash and cash equivalents....................................................	486	38	(127)	126	523
Cash and cash equivalents at beginning of period.......................................................	17	33	342	(144)	248

Cash and cash equivalents at end of period......	$ 503	$ 71	$ 215	$ (18)	$ 771

 Condensed Consolidating Balance Sheet
As of February 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents...................	$ 968	$ 73	$ 171	$ (1)	$ 1,211
Accounts receivable............................	2	98	419	(2)	517
Merchandise inventories.....................	-	2,654	2,672	(9)	5,317
Supplies and prepaid expenses...........	-	130	126	(5)	251
Income taxes........................................	31	-	-	(31)	-
Deferred income tax assets..................	-	-	52	(52)	-
Assets of discontinued operations......	-	-	-	126	126
Total Current Assets......................	1,001	2,955	3,440	26	7,422

Property and Equipment - net...............	3	6,028	5,550	(108)	11,473
Goodwill.................................................	-	5,443	3,761	-	9,204
Other Intangible Assets - net.................	-	303	580	-	883
Other Assets...........................................	4	211	354	(1)	568
Deferred Income Tax Assets...................	3	-	-	(3)	-
Intercompany Receivable........................	1,923	-	2,299	(4,222)	-
Investment in Subsidiaries......................	9,524	6,779	-	(16,303)	-
Total Assets....................................	$12,458	$21,719	$15,984	$(20,611)	$29,550

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt...................................	$ -	$ 647	$ 3	$ -	$ 650
Accounts payable and accrued liabilities............................................	197	1,989	2,807	(49)	4,944
Income taxes........................................	-	272	424	(31)	665
Deferred income taxes.........................	-	103	-	(51)	52
Liabilities of discontinued operations.......................................	-	-	-	48	48
Total Current Liabilities..................	197	3,011	3,234	(83)	6,359

Long-Term Debt.....................................	-	7,809	38	-	7,847
Intercompany Payable............................	-	4,222	-	(4,222)	-
Deferred Income Taxes...........................	-	899	832	(3)	1,728
Other Liabilities......................................	7	15	1,340	-	1,362
Shareholders' Equity...............................	12,254	5,763	10,540	(16,303)	12,254
Total Liabilities and Shareholders' Equity......................	$12,458	$21,719	$15,984	$(20,611)	$29,550

MACY'S, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations

For purposes of the following discussion, all references to "third quarter of 2007" and "third quarter of 2006" are to the Company's 13-week fiscal periods ended November 3, 2007 and October 28, 2006, respectively, and all references to "2007" and "2006" are to the Company's 39-week fiscal periods ended November 3, 2007 and October 28, 2006, respectively.

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

For the past several years, the Company has been focused on four key priorities for improving the business over the longer term: (i) differentiating and editing merchandise assortments; (ii) simplifying pricing; (iii) improving the overall shopping experience; and (iv) communicating better with customers through more brand focused and effective marketing.  In 2005, the Company launched a new nationwide Macy's customer loyalty program, called Star Rewards, in coordination with the launch of the Macy's nameplate in cities across the country.  The program provides an enhanced level of offers and benefits to Macy's best credit card customers.

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

On August 30, 2005, the Company completed its merger with May (the "Merger").  The Company added about 400 Macy's locations nationwide in 2006 as it converted the regional department store nameplates acquired through the Merger.  In conjunction with the conversion process, the Company identified certain store locations and distribution center facilities to be divested.  Since January 28, 2006, 78 May and Macy's stores and 10 distribution center facilities have been closed and 73 May and Macy's stores and four distribution centers have been divested.

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

The Merger has had and is expected to continue to have a material effect on the Company's consolidated financial position, results of operations and cash flows.  The Company was able to realize more than $175 million of cost savings in 2006 and expects to realize at least $450 million of annual cost savings starting in 2007, resulting from the consolidation of central functions, division integrations and the adoption of best practices across the combined company with respect to systems, logistics, store operations and credit management.  The Merger is expected to accelerate future comparable store sales growth as well, although this benefit is taking longer to realize than the cost savings.  The Company anticipates incurring approximately $60 million to $70 million of May integration costs in the fourth quarter of fiscal 2007, most of which will be non-cash charges.

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

Results of Operations

Comparison of the 13 Weeks Ended November 3, 2007 and October 28, 2006

Net income for the third quarter of 2007 was $33 million, compared to a net loss of $3 million in the third quarter of 2006.  The net income in the third quarter of 2007 includes the impact of $17 million of May integration costs.  The net loss for the third quarter of 2006 included income from continuing operations of $20 million and a loss from discontinued operations of $23 million.  The loss from discontinued operations included the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis, or $38 million after income taxes.  The income from continuing operations in the third quarter of 2006 included the impact of $145 million of May integration costs and related inventory valuation adjustments.

Net sales for the third quarter of 2007 totaled $5,906 million, compared to net sales of $5,886 million for the third quarter of 2006, an increase of $20 million or 0.3%.  On a comparable store basis (sales from the continuing businesses of stores in operation throughout 2006 and 2007 and all Internet sales and mail order sales), net sales for the third quarter of 2007 were down 0.8% compared to the third quarter of 2006.  By family of business, sales in the third quarter of 2007 were strongest in the home categories, handbags, fragrances, watches and sleepwear and the men's collections.  The women's apparel business continued to have weak sales performance during the third quarter of 2007.

Cost of sales was $3,585 million or 60.7% of net sales for the third quarter of 2007, compared to $3,513 million or 59.7% of net sales for the third quarter of 2006, an increase of $72 million.  The cost of sales rate for the third quarter of 2007 reflects higher net markdowns as a percent of net sales intended to keep inventories current.  In addition, gross margin in the third quarter of 2006 included $28 million of inventory valuation adjustments related to the integration of May and Macy's merchandise assortments.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative ("SG&A") expenses were $2,121 million or 35.9% of net sales for the third quarter of 2007, compared to $2,094 million or 35.6% of net sales for the third quarter of 2006, an increase of $27 million.  The higher SG&A rate for the third quarter of 2007, compared to the third quarter of 2006, reflects slightly higher fixed operating costs on a relatively small total sales increase.  SG&A expenses in the third quarter of 2007 included higher depreciation and amortization expenses compared to the third quarter of 2006.  Depreciation and amortization expense was $321 million for the third quarter of 2007, compared to $315 million for the third quarter of 2006.  Pension and supplementary retirement plan expenses amounted to $29 million for the third quarter of 2007, compared to $34 million for the third quarter of 2006.  Stock-based compensation expense was $16 million for the third quarter of 2007, compared to $30 million for the third quarter of 2006.

 May integration costs for the third quarter of 2007 amounted to $17 million, primarily related to additional costs related to closed locations, severance, system conversion costs and costs related to other operational consolidations.  May integration costs for the third quarter of 2006 amounted to $117 million, primarily related to costs associated with the closing of duplicate store locations and the re-branding-related marketing and advertising costs.

Net interest expense was $145 million for the third quarter of 2007, compared to $104 million for the third quarter of 2006, an increase of $41 million.  The increase in net interest expense for the third quarter of 2007, as compared to the third quarter of 2006, resulted from increased levels of borrowings during the third quarter of 2007, primarily associated with the Company's share repurchase program.

The Company's effective income tax rate of 13.1% for the third quarter of 2007 differs from the federal income tax statutory rate of 35.0%, principally because of the adjustment or settlement of various tax issues and the effect of state and local income taxes.  The Company's effective income tax rate of 32.9% for the third quarter of 2006 differed from the federal income tax statutory rate of 35.0%, principally because of the settlement of tax examinations and the effect of state and local income taxes.

For the third quarter of 2006, the loss from the discontinued operations of the acquired May bridal group business and Lord & Taylor division, net of income taxes, was $23 million on sales of approximately $419 million.  The loss from discontinued operations included the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis, or $38 million after income taxes.

Comparison of the 39 Weeks Ended November 3, 2007 and October 28, 2006

Net income for 2007 was $143 million, compared to net income of $262 million in 2006.  The net income for 2007 includes income from continuing operations of $159 million and a loss from discontinued operations of $16 million.  The income from continuing operations in 2007 includes the impact of $150 million of May integration costs.  The loss from discontinued operations in 2007 includes the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and after-tax basis.  The net income for 2006 included income from continuing operations of $228 million and income from discontinued operations of $34 million.  The income from continuing operations in 2006 included the impact of $451 million of May integration costs and related inventory valuation adjustments, the impact of $191 million of gains on the sale of accounts receivable and a $155 million favorable tax settlement.  The income from discontinued operations for 2006 included the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis, or $38 million after income taxes.

Net sales for 2007 totaled $17,719 million, compared to net sales of $17,811 million for 2006, a decrease of $92 million or 0.5%.  On a comparable store basis (sales from the continuing businesses of stores in operation throughout 2006 and 2007 and all Internet sales and mail order sales), net sales for 2007 were down 1.0% compared to 2006.  By family of business, sales in 2007 were strongest in handbags, juniors' dresses, men's collections, young men's and mattresses.  The weakest business during 2007 was women's apparel.

Cost of sales was $10,656 million or 60.1% of net sales for 2007, compared to $10,610 million or 59.6% of net sales for 2006, an increase of $46 million.  The cost of sales rate for 2007 reflects higher net markdowns as a percent of net sales intended to keep inventories current.  In addition, gross margin for 2006 included $168 million of inventory valuation adjustments related to the integration of May and Macy's merchandise assortments.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $6,272 million or 35.4% of net sales for 2007, compared to $6,365 million or 35.8% of net sales for 2006, a decrease of $93 million.  The SG&A expense rate in 2007 benefited from the achievement of cost savings and merger synergies, primarily related to merchandising, logistics, advertising and general management expenses, partially offset by higher selling expense and lower credit revenue resulting from the sale of the May Credit Assets in 2006.  SG&A expenses in 2007 included higher depreciation and amortization expenses, lower retirement expenses and lower stock-based compensation expenses compared to 2006.  Depreciation and amortization expense was $977 million for 2007, compared to $945 million for 2006.  Pension and supplementary retirement plan expense amounted to $98 million for 2007, compared to $131 million for 2006.  Stock-based compensation expense was $48 million for 2007, compared to $73 million for 2006.

May integration costs for 2007 amounted to $150 million, including $47 million related to impairment charges in connection with distribution center facilities planned to be closed and disposed of.  The remaining $103 million of May integration costs for 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations.  May integration costs for 2006 amounted to $283 million, primarily related to costs associated with the closing of duplicate store locations, partially offset by gains from the sale of Macy's locations, and the re-branding-related marketing and advertising costs.

Pre-tax gains of $191 million were recorded in 2006 in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $407 million for 2007, compared to $341 million for 2006, an increase of $66 million.  The increase in net interest expense for 2007, as compared to 2006, resulted from increased levels of borrowings during 2007, primarily associated with the Company's share repurchase program, and the effect of $17 million of interest income in 2006 related to the settlement of tax examinations.

The Company's effective income tax rate of 31.9% for 2007 differs from the federal income tax statutory rate of 35.0%, principally because of the adjustment or settlement of various tax issues and the effect of state and local income taxes.  The Company's effective income tax rate of 3.0% for 2006 differed from the federal income tax statutory rate of 35.0%, principally because of the settlement of tax examinations and the effect of state and local income taxes.  The federal, state and local income tax expense for 2006 included a benefit of approximately $80 million relating to the settlement of tax examinations, primarily attributable to losses related to the disposition of a former subsidiary.

For 2007, the loss from the discontinued operations of the acquired After Hours Formalwear business, net of income taxes, was $16 million on sales of approximately $27 million.  The loss from discontinued operations includes the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and post-tax basis.  For 2006, income from the discontinued operations of the acquired May bridal group and Lord & Taylor businesses, net of income taxes, was $34 million on sales of approximately $1,573 million.  The income from discontinued operations for 2006 included the loss on disposal of the Lord & Taylor division of $63 million on a pre-tax basis, or $38 million after income taxes.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the available credit facilities described below.

Net cash provided by continuing operating activities in 2007 was $285 million, compared to net cash provided by continuing operating activities of $1,971 million in 2006.  Net cash provided by continuing operating activities in 2006 included $1,860 million of cash proceeds received from the sale of proprietary accounts receivable.

Net cash used by continuing investing activities was $618 million for 2007, compared to net cash provided by continuing investing activities of $865 million in 2006.  Continuing investing activities for 2007 include purchases of property and equipment totaling $700 million and capitalized software of $81 million.  During 2007, the Company opened eight Macy's department stores, one Macy's furniture gallery and two Bloomingdale's department stores.  Continuing investing activities for 2007 also include $66 million of proceeds from the disposition of the discontinued operations of After Hours Formalwear and $96 million from the disposition of property and equipment.  Continuing investing activities for 2006 included purchases of property and equipment totaling $804 million and capitalized software of $61 million.  Continuing investing activities for 2006 also included the repurchase of credit card accounts and related receivables from GE Bank and the subsequent sale of those accounts and receivables to Citibank, $1,047 million of proceeds from the disposition of the discontinued operations of the Company's Lord & Taylor division and $494 million of proceeds from the disposal of property and equipment, primarily from the sale of approximately 60 duplicate store locations.

Net cash used by the Company from all continuing financing activities was $602 million for 2007, including the repayment of $647 million of debt, the acquisition of 72.3 million shares of its common stock at an approximate cost of $3,003 million and cash dividends paid of $173 million, partially offset by debt issued of $2,918 million and the issuance of $256 million of its common stock, primarily related to the exercise of stock options.  The debt issued during 2007 includes $1,100 million of 5.35% senior notes due 2012, $500 million of 6.375% senior notes due 2037, $350 million of 5.875% senior notes due 2013 and $968 million of commercial paper outstanding at November 3, 2007.  The debt repaid in 2007 includes $400 million of 3.95% senior notes due July 15, 2007, $6 million of 9.93% medium term notes due August 1, 2007 and $225 million of 7.9% senior debentures due October 15, 2007.

Net cash used by the Company from all continuing financing activities was $2,345 million for 2006, including the repayment of $1,521 million of debt, the acquisition of 28 million shares of its common stock at an approximate cost of $1,118 million and cash dividends paid of $208 million, partially offset by the issuance of $352 million of its common stock, primarily related to the exercise of stock options.  The debt repaid in 2006 included $1,199 million of short-term borrowings associated with the acquisition of May, $100 million of 8.85% senior debentures due 2006 and $200 million of 8.30% debentures due 2026.  The $200 million of 8.30% debentures due 2026 was redeemed on July 17, 2006.

The Company is a party to a five-year credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million outstanding at any particular time.  This agreement was set to expire August 30, 2011.  It was extended in 2007 and will now expire August 30, 2012.  There are no revolving credit loans outstanding under this agreement.

The Company also maintains an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount at any particular time not to exceed its then-current borrowing availability under the revolving credit facility described above.  As of November 3, 2007, the Company had $968 million of borrowings outstanding under the unsecured commercial paper program.

On February 26, 2007, the Company's board of directors approved an additional $4,000 million authorization to the Company's existing share repurchase program.  The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to settlement provisions pursuant to the terms of two related accelerated share repurchase agreements, which included derivative financial instruments indexed to the Company's shares.  Upon settlement of the accelerated share repurchase agreements in May and June of 2007, the Company received approximately 700,000 additional shares of its common stock, resulting in a total of approximately 45.7 million shares being repurchased.  As of November 3, 2007, the Company had approximately $1,170 million of authorization remaining under its share repurchase program.  The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

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

On August 28, 2007, the Company issued $350 million aggregate principal amount of 5.875% senior unsecured notes due 2013.  The net proceeds were used to repay borrowings outstanding under its commercial paper facility.

On October 26, 2007, the Company's board of directors declared a regular quarterly dividend of 13 cents per share on its common stock, payable January 2, 2008, to shareholders of record at the close of business on December 14, 2007.

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

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of November 3, 2007, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 4, 2007 and June 28, 2007, respectively, each of Robert L. Garber and Marlene Blanchard separately filed a purported class action lawsuit in the United States District Court for the Southern District of New York against the Company and certain members of its senior management on behalf of persons who purchased shares of the Company's common stock between February 8, 2007 and May 15, 2007.  Both complaints allege that the defendants made false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price during the relevant period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.  The plaintiffs seek an unspecified amount of compensatory damages and costs.  On September 5, 2007, the court consolidated the two actions as In re Macy's, Inc. Securities Litigation, and appointed Pinellas Park Retirement System (General Employees) as the lead plaintiff in the consolidated action.  The Company believes the lawsuits are without merit and intends to contest them vigorously.

On June 20, 2007, the Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust, an alleged stockholder of the Company, filed a stockholder derivative action in the United States District Court for the Southern District of New York.  The derivative complaint charges the members of the Company's board of directors and certain members of senior management with breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging that the defendants made false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price between August 30, 2005 and May 15, 2007.  Plaintiff seeks various forms of relief from the defendants for the benefit of the Company, including unspecified money damages and disgorgement of profits from allegedly improper trading of Company stock.

On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy's, Inc. Profit Sharing 401(k) Investment Plan (the "401(k) Plan"), filed a purported class action lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the "May Plan") between February 27, 2005 and the present.  The complaint charges the Company, as well as members of the Company's board of directors and certain members of senior management, with breach of fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA") to participants in the 401(k) Plan and the May Plan, alleging that the defendants made false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price between August 30, 2005 and May 15, 2007.  The plaintiff seeks an unspecified amount of compensatory damages and costs.  The Company believes the lawsuit is without merit and intends to contest it vigorously.

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2007 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of common stock during the third quarter of 2007:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)

August 5, 2007 - September 1, 2007	2,715	31.01	2,715	1,170

September 2, 2007 - October 6, 2007	-	-	-	1,170

October 7, 2007 - November 3, 2007	-	-	-	1,170

Total	2,715	31.01	2,715

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

•         actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory            judicial and other governmental authorities and officials;

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

Item 6.            Exhibits

4.1	Fourth Supplemental Indenture, dated as of August 31, 2007, among Macy's Retail Holdings, Inc., as issuer, Macy's, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 31, 2007).

10.1	Amended and Restated Credit Agreement dated as of August 30, 2007 among Macy's, Inc., Macy's Retail Holdings, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as administrative agents, JPMorgan Chase Bank, N.A., as paying agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 30, 2007).

10.2	Amended and Restated Guarantee Agreement, dated as of August 30, 2007, among Macy's, Inc., Macy's Retail Holdings, Inc. and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 30, 2007).

10.3	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between Macy's, Inc. and Terry Lundgren (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 1, 2007).

10.4	Form of Amendment No. 2 to Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 5, 2007).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

MACY'S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY'S, INC.

Dated: December 10, 2007	By: /s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)