Form 10-K
period 2008-02-02
Macy's, Inc.
filed 2008-04-01
CIK 794367

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 2, 2008	Commission File Number: 1-13536

Macy’s, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (August 4, 2007) was approximately $14,680,082,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008

Common Stock, $0.01 par value per share	420,118,162 shares

DOCUMENTS INCORPORATED BY REFERENCE

Parts Into
Document	Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2008 (Proxy Statement)	Part III

Explanatory Note

In May 2007, the stockholders of Federated Department Stores, Inc. approved changing the name of the company from Federated Department Stores, Inc. to Macy’s, Inc. The name change became effective on June 1, 2007.

On August 30, 2005, Macy’s, Inc. (“Macy’s”) completed the acquisition of The May Department Stores Company (“May”) by means of a merger of May with and into a wholly-owned subsidiary of Macy’s (the “Merger”). As a result of the Merger, May’s separate corporate existence terminated. Upon the completion of the Merger, the subsidiary was merged with and into Macy’s and its separate corporate existence terminated.

Unless the context requires otherwise (i) references herein to the “Company” are, for all periods prior to August 30, 2005 (the “Merger Date”), references to Macy’s and its subsidiaries and their respective predecessors, and for all periods following the Merger Date, references to Macy’s and its subsidiaries, including the acquired May entities, and (ii) references to “2007,” “2006,” “2005,” “2004” and “2003“are references to the Company’s fiscal years ended February 2, 2008, February 3, 2007, January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Forward-Looking Statements

This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including:

•	risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions;

•	competitive pressures from department and specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels, including the Internet, mail-order catalogs and television;

•	general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather or natural disasters;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

•	actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials;

•	adverse changes in relationships with vendors and other product and service providers;

•	risks related to currency and exchange rates and other capital market, economic and geo-political conditions;

•	risks associated with severe weather and changes in weather patterns;

•	risks associated with an outbreak of an epidemic or pandemic disease;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities;

•	risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards;

•	risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes;

•	risks related to duties, taxes, other charges and quotas on imports; and

•	systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the company in the event of such a breach.

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

General.  The Company is a Delaware corporation. The Company and its predecessors have been operating department stores since 1820. On May 18, 2007, the shareholders of the Company approved a change in its corporate name from Federated Department Stores, Inc. to Macy’s, Inc., effective June 1, 2007. On June 1, 2007, the Company’s shares began trading under the ticker symbol “M” on the New York Stock Exchange (“NYSE”).

Upon the completion of the Merger, the Company acquired May’s approximately 500 department stores and approximately 800 bridal and formalwear stores. Most of the acquired May department stores were converted to the Macy’s nameplate in September 2006, resulting in a national retailer with stores in almost all major markets. The operations of the acquired Lord & Taylor division and the bridal group (consisting of David’s Bridal, After Hours Formalwear and Priscilla of Boston) have been divested and are presented as discontinued operations. As a result of the acquisition and the integration of the acquired May operations, as of February 2, 2008, the continuing operations of the Company included 853 stores in 45 states, the District of Columbia, Guam and Puerto Rico under the names “Macy’s” and “Bloomingdale’s.”

During 2007, the Company conducted its operations through seven Macy’s divisions, together with its Bloomingdale’s division, macys.com division and bloomingdales.com division (which also operates Bloomingdale’s By Mail). On February 6, 2008, the Company announced its intent to consolidate three of its Macy’s divisions. The Company will consolidate its Minneapolis-based Macy’s North organization into New York-based Macy’s East, its St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and its Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division will be renamed Macy’s Central. The consolidation of divisional central office organizations is expected to be completed in the second quarter of 2008. In conjunction with these division consolidations, the

Company will restructure the field organizations in these geographical areas to better localize product offerings and service levels.

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

For 2007, 2006 and 2005, the following merchandise constituted the following percentages of sales:

	2007	2006	2005

Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	36%	35%	34%
Feminine Apparel	27	28	27
Men’s and Children’s	22	22	22
Home/Miscellaneous	15	15	17

	100%	100%	100%

The Company provides various support functions to its retail operating divisions on an integrated, company-wide basis.

•	The Company’s subsidiary, FDS Bank, and its financial, administrative and credit services subsidiary, Macy’s Credit and Customer Service, Inc. (formerly known as FACS Group, Inc.) (“MCCS”), provide credit processing, certain collections, customer service and credit marketing services for the proprietary credit programs of the Company’s retail operating divisions in respect of all proprietary and non-proprietary credit card accounts owned either by Department Stores National Bank (“DSNB”), a subsidiary of Citibank, N.A., or FDS Bank. In addition, MCCS provides payroll and benefits services to the Company’s retail operating and service subsidiaries and divisions.

As previously reported, on June 1, 2005, the Company and certain of its subsidiaries entered into a Purchase, Sale and Servicing Transfer Agreement (the “Purchase Agreement”) with Citibank, N.A. (together with its subsidiaries, as applicable, “Citibank”). The Purchase Agreement provided for, among other things, the purchase by Citibank of substantially all of (i) the credit card accounts and related receivables owned by FDS Bank, (ii) the “Macy’s” credit card accounts and related receivables owned by GE Money Bank, immediately upon the purchase by the Company of such accounts from GE Money Bank, and (iii) the proprietary credit card accounts and related receivables owned by May (collectively, the “Credit Assets”). Various arrangements between the Company and Citibank in respect of the Credit Assets are set forth in a credit card program agreement, including arrangements relating to the servicing of the Credit Assets by FDS Bank and MCCS.

•	Macy’s Systems and Technology, Inc. (formerly known as Federated Systems Group, Inc.) (“MST”), a wholly-owned indirect subsidiary of the Company, provides (directly and pursuant to outsourcing arrangements with third parties) operational electronic data processing and management information services to each of the Company’s retail operating and service subsidiaries and divisions.

•	Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned indirect subsidiary of the Company, is responsible for all of the private label development of the Company’s Macy’s divisions. MMG also helps the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store markets. Bloomingdale’s uses MMG for some of its private label merchandise but sources most of its private label merchandise through Associated Merchandising Corporation.

•	Macy’s Logistics and Operations (formerly known as Federated Logistics and Operations) (“Macy’s Logistics”), a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s retail operating subsidiaries and divisions.

•	Macy’s Home Store, LLC, a wholly-owned indirect subsidiary of the Company, is responsible for the overall strategy, merchandising and marketing of home-related merchandise categories in all of the Company’s Macy’s stores.

•	Macy’s Corporate Marketing, a division of a wholly-owned subsidiary of the Company, is responsible for the development of distinctive sales promotion programs that are national in scope for the all of the Company’s Macy’s stores and for managing national public relations and annual events, credit marketing and cause-related marketing initiatives for the Macy’s stores.

•	A specialized staff maintained in the Company’s corporate offices provides services for all retail operating subsidiaries and divisions of the Company in such areas as accounting, legal, human resources, real estate and insurance, as well as various other corporate office functions.

MCCS, MST and MMG also offer their services, either directly or indirectly, to unrelated third parties.

The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.

Employees.  As of February 2, 2008, the Company’s continuing operations had approximately 182,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of February 2, 2008 were represented by unions. Management considers its relations with its employees to be satisfactory.

Seasonality.  The retail business is seasonal in nature with a high proportion of sales and operating income generated in the months of November and December. Working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the holiday season when the Company must carry significantly higher inventory levels.

Purchasing.  The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2007. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

Competition.  The retailing industry is intensely competitive. The Company’s stores and direct-to-customer business operations compete with many retailing formats in the geographic areas in which they operate, including department stores, specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets, among others. The retailers with which the Company competes include Bed Bath & Beyond, Belk, Bon-Ton, Burlington Coat Factory, Dillard’s, Gap, Gottschalk, J.C. Penney, Kohl’s, Limited, Linens ’n Things, Lord & Taylor, Neiman Marcus, Nordstrom, Saks, Sears, Stage Stores, Target, TJ Maxx and Wal-Mart. The Company seeks to attract customers by offering superior selections, value pricing, and strong private label merchandise in stores that are located in premier locations, and by providing an exciting shopping environment and superior service. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

Available Information.  The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at http://www.macysinc.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The public also may read and copy any of these filings at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains the Company’s filings; the address of that site is http://www.sec.gov. In addition, the Company has made the following available free of charge through its website at http://www.macysinc.com:

•	Audit Committee Charter,

•	Compensation and Management Development Committee Charter,

•	Finance Committee Charter,

•	Nominating and Corporate Governance Committee Charter,

•	Corporate Governance Principles, and

•	Code of Business Conduct and Ethics.

Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Macy’s, Inc. at 7 West 7th Street, Cincinnati, OH 45202.

Executive Officers of the Registrant.

The following table sets forth certain information as of March 21, 2008 regarding the executive officers of the Company:

Name	Age	Position with the Company

Terry J. Lundgren	55	Chairman of the Board; President and Chief Executive Officer; Director
Thomas G. Cody	66	Vice Chair
Thomas L. Cole	59	Vice Chair
Janet E. Grove	57	Vice Chair
Susan D. Kronick	56	Vice Chair
Karen M. Hoguet	51	Executive Vice President and Chief Financial Officer
Dennis J. Broderick	59	Senior Vice President, General Counsel and Secretary
Joel A. Belsky	54	Vice President and Controller

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

Thomas L. Cole has been Vice Chair, Support Operations of the Company since February 2003 and Chairman of Macy’s Logistics since 1995, MST since 2001 and MCCS since 2002.

Janet E. Grove has been Vice Chair, Merchandising, Private Brand and Product Development of the Company since February 2003 and Chairman of MMG since 1998 and Chief Executive Officer of MMG since 1999.

Susan D. Kronick has been Vice Chair, Department Store Divisions of the Company since February 2003; prior thereto she served as Group President, Regional Department Stores of the Company from April 2001 to February 2003; and prior thereto as Chairman and Chief Executive Officer of Macy’s Florida from June 1997 to February 2003.

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

The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending. The Company’s sales and operating results depend in part on its ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. The Company develops new retail concepts and continuously adjusts its industry position in certain major and private-label brands and product categories in an effort to satisfy customers. Any sustained failure to anticipate, identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on the Company’s business. Consumer spending may be affected by many factors outside of the Company’s control, including employment levels, consumer confidence, consumers’ disposable income, the availability and cost of credit and other general economic conditions.

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

The Company’s business is seasonal, with a high proportion of revenues and operating cash flows generated during the second half of the fiscal year, which includes the fall and holiday selling seasons. A disproportionate amount of revenues fall in the fourth fiscal quarter, which coincides with the holiday season. In addition, the Company incurs significant additional expenses in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including for additional inventory, advertising and employees.

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

The Company’s pension costs could increase at a higher than anticipated rate.

Significant changes in interest rates, decreases in the fair value of plan assets and investment losses on plan assets could affect the funded status of the Company’s plans and could increase future funding requirements of the pension plans. A significant increase in future funding requirements could have a negative impact on the Company’s cash flows, financial condition or results of operations.

Inability to access capital markets may adversely affect the Company’s business or financial condition.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict the Company’s access to this potential source of future liquidity. A decrease in the ratings that rating agencies assign to the Company’s short and long-term debt may negatively impact the Company’s access to the debt capital markets and increase the Company’s cost of borrowing. In addition, the Company’s bank credit agreements require the Company to maintain specified interest coverage and leverage ratios. The Company’s ability to comply with the ratios may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with its debt covenants, and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately. The Company’s assets may not be sufficient to repay in full this indebtedness, resulting in a need for an alternate source of funding. The inability to access the capital markets as needed could adversely affect the Company’s business and financial condition.

The Company depends on its ability to attract and retain quality employees.

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

The Company’s advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,194 million for 2007. The Company’s business depends on high customer traffic in its stores and effective marketing. The Company has many initiatives in this area, and often changes its advertising and marketing programs. There can be no assurance as to the Company’s continued ability to effectively execute its advertising and marketing programs, and any failure to do so could have a material adverse effect on the Company’s business and results of operations.

The benefits expected to be realized from the division consolidations and market localization initiatives are subject to various risks, and the Company’s failure to complete the division consolidations and market localization initiatives successfully or on a timely basis could reduce the Company’s profitability.

The Company’s success in fully realizing the anticipated benefits from the division consolidations and market localization initiatives will depend in large part on achieving anticipated cost savings, business opportunities and growth prospects. There can be no assurance that anticipated cost savings, business opportunities and growth prospects will materialize. The Company’s ability to benefit from the division consolidations and market localization initiatives is subject to both the risks affecting the Company’s business generally and the inherent difficulties associated with the division consolidations and implementing the market localization initiatives. The failure of the Company to realize the benefits expected to result from the division consolidations and market localization initiatives could have a material adverse effect on the Company’s business and results of operations.

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

The Company is subject to customs, child labor, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company’s knowledge, or are violated by importers, designers, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect the Company’s business.

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

The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 2, 2008, the continuing operations of the Company included 853 retail stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 155,200,000 square feet. Of such stores, 471 were owned, 270 were leased and 112 stores were operated under arrangements where the Company owned the building and leased the land. As of February 2, 2008, the continuing operations of the Company operated 21 warehouses and distribution and fulfillment centers (“DC’s”) in 12 states, of which 15 were owned, five were leased and one was operated under an arrangement where the Company owned the building and leased the land. Substantially all owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase or decrease over time.

Additional information about the Company’s stores and DC’s is as follows:

	Property Data at February 2, 2008
				Stores
				Subject to
	Total	Owned	Leased	a Ground	Total	Owned
Geographic Region	Stores	Stores	Stores	Lease	DC’s	DC’s

Northeast – Middle Atlantic	135	63	54	18	3	2
Northeast – New England	56	36	18	2	2	2
Midwest	144	92	36	16	3	2
South Atlantic	168	112	28	28	4	3
South Central	84	65	13	6	2	2
West – Pacific	213	77	96	40	7	4
West – Mountain	53	26	25	2	–	–

	853	471	270	112	21	15

Item 3.	Legal Proceedings.

On January 11, 2006, Edward Decristofaro, an alleged former May stockholder, filed a purported class action lawsuit in the Circuit Court of St. Louis, Missouri on behalf of all former May stockholders against May and the former members of the board of directors of May. The complaint generally alleges that the directors of May breached their fiduciary duties of loyalty, due care, good faith and candor to May stockholders in connection with the Merger. The plaintiffs seek rescission of the Merger or an unspecified amount of rescissory damages and costs including attorneys’ fees and experts’ fees. In July 2007, the court denied the defendants’ motion to dismiss the case. The Company believes the lawsuit is without merit and intends to contest it vigorously.

On June 4, 2007 and June 28, 2007, respectively, each of Robert L. Garber and Marlene Blanchard separately filed a purported class action lawsuit in the United States District Court for the Southern District of

New York against the Company and certain members of its senior management on behalf of persons who purchased shares of the Company’s common stock between February 8, 2007 and May 15, 2007. Both complaints allege that the defendants made false and misleading statements regarding the Company’s business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company’s stock price during the relevant period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek an unspecified amount of compensatory damages and costs. On September 5, 2007, the court consolidated the two actions as In re Macy’s, Inc. Securities Litigation, and appointed Pinellas Park Retirement System (General Employees) as the lead plaintiff in the consolidated action. The Company believes the lawsuit is without merit and intends to contest it vigorously.

On June 20, 2007, the Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust, an alleged stockholder of the Company, filed a stockholder derivative action in the United States District Court for the Southern District of New York. The derivative complaint charges the members of the Company’s board of directors and certain members of senior management with breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging that the defendants made false and misleading statements regarding the Company’s business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company’s stock price between August 30, 2005 and May 15, 2007. Plaintiff seeks various forms of relief from the defendants for the benefit of the Company, including unspecified money damages and disgorgement of profits from allegedly improper trading of Company stock.

On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy’s, Inc. Profit Sharing 401(k) Investment Plan (the “401(k) Plan”), filed a purported class action lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the “May Plan”) between February 27, 2005 and the present. The complaint charges the Company, as well as members of the Company’s board of directors and certain members of senior management, with breach of fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”) to participants in the 401(k) Plan and the May Plan, alleging that the defendants made false and misleading statements regarding the Company’s business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company’s stock price between August 30, 2005 and May 15, 2007. The plaintiff seeks an unspecified amount of compensatory damages and costs. The Company believes the lawsuit is without merit and intends to contest it vigorously.

Item 4.	Submission of Matters to a Vote of Security-Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock is listed on the NYSE under the trading symbol “M.” As of February 2, 2008, the Company had approximately 26,700 stockholders of record. The following table sets forth for each fiscal quarter during 2007 and 2006 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared each fiscal quarter on each share of Common Stock. Throughout this report, share and per share amounts have been adjusted as appropriate to reflect the two-for-one stock split effected in the form of a stock dividend distributed on June 9, 2006.

	2007			2006
	Low	High	Dividend	Low	High	Dividend

1st Quarter	40.88	46.70	0.1275	32.37	39.21	0.1250
2nd Quarter	33.61	45.50	0.1300	32.57	39.69	0.1275
3rd Quarter	28.51	36.71	0.1300	33.52	45.01	0.1275
4th Quarter	20.94	32.57	0.1300	36.12	44.86	0.1275

The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2007.

	Total Number	Average	Number of Shares	Open
	of Shares	Price per	Purchased under	Authorization
	Purchased	Share ($)	Program (1)	Remaining (1) ($)
	(thousands)		(thousands)	(millions)

November 4, 2007 - December 1, 2007	–	–	–	1,170
December 2, 2007 - January 5, 2008	–	–	–	1,170
January 6, 2008 - February 2, 2008	12,992	24.50	12,992	852

	12,992	24.50	12,992

(1)	The Company’s board of directors initially approved a $500 million authorization to purchase common stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003, additional $750 million authorizations on each of February 27, 2004 and July 20, 2004, an additional authorization of $2,000 million on August 25, 2006 and an additional authorization of $4,000 million on February 26, 2007. All authorizations are cumulative and do not have an expiration date.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Retail Department Store Index for the period from January 31, 2003 through February 1, 2008, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the S&P Retail Department Store Index are Dillard’s, Macy’s, J.C. Penney, Kohl’s, Nordstrom and Sears, as well as May for the periods of 2003 to August 29, 2005.

Item 6.	Selected Financial Data.

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2007	2006*	2005**	2004	2003
		(millions, except per share data)

Consolidated Statement of Operations Data:
Net Sales	$26,313	$26,970	$22,390	$15,776	$15,412
Cost of sales	(15,677)	(16,019)	(13,272)	(9,382)	(9,175)
Inventory valuation adjustments – May integration	–	(178)	(25)	–	–

Gross margin	10,636	10,773	9,093	6,394	6,237
Selling, general and administrative expenses	(8,554)	(8,678)	(6,980)	(4,994)	(4,896)
May integration costs	(219)	(450)	(169)	–	–
Gains on sale of accounts receivable	–	191	480	–	–

Operating income	1,863	1,836	2,424	1,400	1,341
Interest expense (a)	(579)	(451)	(422)	(299)	(266)
Interest income	36	61	42	15	9

Income from continuing operations before income taxes	1,320	1,446	2,044	1,116	1,084
Federal, state and local income tax expense	(411)	(458)	(671)	(427)	(391)

Income from continuing operations	909	988	1,373	689	693
Discontinued operations, net of income taxes (b)	(16)	7	33	–	–

Net income	$893	$995	$1,406	$689	$693

Basic earnings per share: (c)
Income from continuing operations	$2.04	$1.83	$3.22	$1.97	$1.88
Net income	2.00	1.84	3.30	1.97	1.88
Diluted earnings per share: (c)
Income from continuing operations	$2.01	$1.80	$3.16	$1.93	$1.85
Net income	1.97	1.81	3.24	1.93	1.85
Average number of shares outstanding (c)	445.6	539.0	425.2	349.0	367.6
Cash dividends paid per share (c)	$.5175	$.5075	$.385	$.265	$.1875
Depreciation and amortization	$1,304	$1,265	$976	$737	$710
Capital expenditures	$1,105	$1,392	$656	$548	$568
Balance Sheet Data (at year end):
Cash and cash equivalents	$583	$1,211	$248	$868	$925
Total assets	27,789	29,550	33,168	14,885	14,550
Short-term debt	666	650	1,323	1,242	908
Long-term debt	9,087	7,847	8,860	2,637	3,151
Shareholders’ equity	9,907	12,254	13,519	6,167	5,940

*	53 weeks

**	The May Department Stores Company was acquired August 30, 2005 and the results of the acquired operations have been included in the Company’s results of operations from the date of the acquisition.

(a)	Interest expense includes a gain of approximately $54 million in 2006 related to the completion of a debt tender offer and a cost of approximately $59 million in 2004 associated with repurchases of the Company’s long-term debt.

(b)	Discontinued operations include (1) for 2007, the after-tax results of the After Hours Formalwear business, including an after-tax loss of $7 million on the disposal of After Hours Formalwear, (2) for 2006, the after-tax results of operations of the Lord & Taylor division and the Bridal Group division (including David’s Bridal, After Hours Formalwear, and Priscilla of Boston), including after-tax losses of $38 million and $18 million on the disposals of the Lord & Taylor division and the David’s Bridal and Priscilla of Boston businesses, respectively, and (3) for 2005, the after-tax results of operations of the Lord & Taylor division and the Bridal Group division.

(c)	Share and per share amounts have been adjusted as appropriate to reflect the two-for-one stock-split effected in the form of a stock dividend distributed on June 9, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In September 2005 and January 2006, the Company announced its intention to dispose of the acquired May bridal group business, which included the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. In October 2006, the Company completed the sale of the Lord & Taylor division for $1,047 million in cash, a long-term note receivable of approximately $17 million and a receivable for a working capital adjustment to the purchase price of approximately $23 million. In January 2007, the Company completed the sale of the David’s Bridal and Priscilla of Boston businesses for approximately $740 million in cash, net of $10 million of transaction costs. In April 2007, the Company completed the sale of its After Hours Formalwear business for approximately $66 million in cash, net of $1 million of transaction costs. As a result of the Company’s decision to dispose of these businesses, these businesses are reported as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

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

In February 2008, the Company announced division consolidations and new initiatives to strengthen local market focus and enhance selling service expected to enable the Company to both accelerate same-store sales growth and reduce expense. The localization initiative called “My Macy’s” was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. The localization initiative will result in the consolidation of the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division will be renamed Macy’s Central. The Company anticipates incurring approximately $150 million in one-time costs for expenses related to the division consolidations, consisting primarily of severance and other human resource related costs. The savings from the division consolidation process, net of the amount invested in localization initiatives and increased store staffing levels, are expected to reduce selling, general and administrative (SG&A) expenses by approximately $100 million per year, beginning in 2009. The partial-year reduction in SG&A expenses for 2008 is estimated at approximately $60 million.

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

Results of Operations

Comparison of the 52 Weeks Ended February 2, 2008 and the 53 Weeks Ended February 3, 2007.  Net income for 2007 decreased to $893 million compared to $995 million for 2006. The net income for 2007 includes income from continuing operations of $909 million and a loss from discontinued operations of $16 million. The income from continuing operations in 2007 includes the impact of $219 million of May integration costs. The loss from discontinued operations in 2007 includes the loss on disposal of the After Hours Formalwear business. The net income for 2006 included income from continuing operations of $988 million and income from discontinued operations of $7 million. The income from continuing operations in 2006 included the impact of $628 million of May integration costs and the impact of $191 million of gains on the sale of accounts receivable. The income from discontinued operations for 2006 included the loss on disposal of the Lord & Taylor division and the loss on disposal of the David’s Bridal and Priscilla of Boston businesses.

Net sales for 2007 totaled $26,313 million, compared to net sales of $26,970 million for 2006, a decrease of $657 million or 2.4%. On a comparable store basis (sales from Bloomingdale’s and Macy’s stores in operation throughout 2006 and 2007 and all Internet sales and mail order sales from continuing businesses and adjusting for the impact of the 53rd week in 2006), net sales decreased 1.3% in 2007 compared to 2006. Sales in 2007 were strongest at Bloomingdale’s and macys.com. Sales of the Company’s private label brands in total outperformed the national brands for 2007 and increased to approximately 19% of net sales in Macy’s-branded stores. By family of business, sales in 2007 were strongest in handbags, young men’s apparel, coats, watches, luggage and mattresses. The weaker business during 2007 was ladies’ sportswear.

Cost of sales was $15,677 million or 59.6% of net sales for 2007, compared to $16,019 million or 59.4% of net sales for 2006, a decrease of $342 million. The cost of sales rate for 2007 reflects higher net markdowns as a percent of net sales intended to keep inventories current. In addition, gross margin in 2006 included $178 million of inventory valuation adjustments related to the integration of May and Macy’s merchandise assortments. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $8,554 million or 32.5% of net sales for 2007, compared to $8,678 million or 32.2% of net sales for 2006, a decrease of $124 million. SG&A expenses for 2007 benefited from the achievement of cost savings and merger synergies, primarily related to merchandising, logistics and general management expenses. In addition, SG&A expenses benefited from lower retirement expenses and lower stock-based compensation expenses, partially offset by higher depreciation and amortization expenses, lower credit revenue resulting from the sale of the May Credit Assets in 2006 and higher advertising expenses. SG&A expenses, as a percent to sales was higher in 2007 primarily because of the decrease in sales.

Depreciation and amortization expense was $1,304 million for 2007, compared to $1,265 million for 2006. Pension and supplementary retirement plan expense amounted to $132 million for 2007, compared to $158 million for 2006. Stock-based compensation expense was $60 million for 2007, compared to $91 million for 2006. Advertising expense was $1,194 million for 2007, compared to $1,171 million for 2006.

May integration costs for 2007 amounted to $219 million. Approximately $121 million of these costs relate to impairment charges in connection with store locations and distribution facilities planned to be closed and disposed of, including $74 million related to nine underperforming stores identified in the fourth quarter of 2007 for closure. The remaining $98 million of May integration costs for 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations, partially offset by approximately $41 million of gains from the sale of previously closed distribution center facilities. May integration costs for 2006 amounted to $450 million, primarily related to store and distribution center closings and the re-branding-related marketing and advertising costs, partially offset by gains from the sale of Macy’s locations.

Pre-tax gains of approximately $191 million were recorded in 2006 in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $543 million for 2007, compared to $390 million for 2006, an increase of $153 million. The increase in net interest expense for 2007, as compared to 2006, resulted from increased levels of borrowings during 2007, primarily associated with the Company’s share repurchase program, a gain of approximately $54 million related to the completion of a debt tender offer in the fourth quarter of 2006, and the effect of $17 million of interest income in 2006 related to the settlement of a federal income tax examination.

The Company’s effective income tax rates of 31.1% for 2007 and 31.7% for 2006 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the settlement of tax examinations and the effect of state and local income taxes. Federal, state and local income tax expense for 2007 includes a benefit of approximately $78 million related to the settlement of a federal income tax examination, primarily attributable to losses related to the disposition of a former subsidiary. Federal, state and local income tax expense for 2006 included a benefit of approximately $80 million related to the settlement of a federal income tax examination, also primarily attributable to losses related to the disposition of a former subsidiary.

For 2007, the loss from the discontinued operations of the acquired After Hours Formalwear business, net of income taxes, was $16 million on sales of approximately $27 million. The loss from discontinued operations includes the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and post-tax basis. For 2006, income from the discontinued operations of the acquired Lord & Taylor and bridal group businesses, net of income taxes, was $7 million on sales of approximately $1,741 million. For 2006, discontinued operations also included the loss on disposal of the Lord & Taylor division of $38 million after income taxes and the loss on disposal of the David’s Bridal and Priscilla of Boston businesses of $18 million after income taxes.

Comparison of the 53 Weeks Ended February 3, 2007 and the 52 Weeks Ended January 28, 2006.  Net income for 2006 decreased to $995 million compared to $1,406 million for 2005, reflecting strong sales and gross margin performance offset by higher May integration costs and related inventory valuation adjustments and smaller gains on the sale of accounts receivable.

Net sales for 2006 totaled $26,970 million, compared to net sales of $22,390 million for 2005, an increase of $4,580 million or 20.5%. Net sales for 2006 and for the period September 2005 through January 2006 included the continuing operations of May, which represented $9,832 million and $6,473 million, respectively. On a comparable store basis (sales from Bloomingdale’s and Macy’s stores in operation throughout 2005 and 2006 and all Internet sales and mail order sales from continuing businesses and adjusting for the impact of the 53rd week in 2006), net sales increased 4.4% in 2006 compared to 2005. Sales in 2006 were strongest at Macy’s Florida and Bloomingdale’s and comparable store sales were strongest at Macy’s East, Macy’s Florida and Bloomingdale’s. Sales for 2006 in the newly re-branded Macy’s stores were lower than anticipated. Sales of the Company’s private label brands continued to be strong in 2006 and increased to 18.2% of net sales in legacy Macy’s-branded stores. By family of business, sales in 2006 were strongest in dresses, handbags, cosmetics and fragrances and young men’s. The weaker businesses during 2006 were in the big-ticket home-related areas.

Cost of sales was $16,019 million or 59.4% of net sales for 2006, compared to $13,272 million or 59.3% of net sales for 2005, an increase of $2,747 million. Cost of sales for the period September 2005 through January 2006 included the continuing operations of May, which represented $3,894 million or 60.2% of May net sales. The cost of sales rate in 2006 was essentially flat with the cost of sales rate in 2005. In addition, gross margin included $178 million and $25 million of inventory valuation adjustments related to the integration of May and Macy’s merchandise assortments in 2006 and 2005, respectively. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $8,678 million or 32.2% of net sales for 2006, compared to $6,980 million or 31.2% of net sales for 2005, an increase of $1,698 million. SG&A expenses for the period September 2005 through January 2006 included the continuing operations of May, which represented $1,951 million or 30.1% of May net sales. The SG&A expense rate for 2006 was negatively impacted by higher depreciation and amortization expense, higher retirement expenses, and higher stock-based compensation expenses, including the expensing of stock options. Depreciation and amortization expense was $1,265 million for 2006, compared to $976 million for 2005. Pension and supplementary retirement plan expense amounted to $158 million for 2006, compared to $129 million for 2005. Stock-based compensation expense was $91 million for 2006, compared to $10 million for 2005. The SG&A rate for 2006 benefited by the achievement of more than $175 million of cost savings resulting from merger synergies.

May integration costs for 2006 and 2005 amounted to $450 million and $169 million, respectively, primarily related to store and distribution center closings, as well as system conversions and other operational consolidations. May integration costs for 2006 also included re-branding-related marketing and advertising costs and were partially offset by gains from the sale of Macy’s locations.

Pre-tax gains of approximately $191 million and $480 million were recorded in 2006 and 2005, respectively, in connection with the sale of certain credit card accounts and receivables.

Net interest expense was $390 million for 2006, compared to $380 million for 2005, an increase of $10 million. The increase in interest expense during 2006 as compared to 2005 was due to the increased levels of borrowings associated with the acquisition of May, offset in part by a gain of approximately $54 million related to the completion of a debt tender offer in the fourth quarter of 2006. Net interest expense for 2006 and 2005 each included approximately $17 million of interest income related to the settlement of various tax examinations.

The Company’s effective income tax rates of 31.7% for 2006 and 32.8% for 2005 differed from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the settlement of tax examinations, the reduction in the valuation allowance associated with capital loss carryforwards and the effect of state and local income taxes. Federal, state and local income tax expense for 2006 included a benefit of approximately $80 million recorded in the second quarter related to the settlement of various tax examinations, primarily attributable to losses related to the disposition of a former subsidiary. Federal, state and local income tax expense for 2005 included a benefit of approximately $85 million related to the reduction in the valuation allowance associated with the capital loss carryforwards realized as a result of the sale of the FDS Credit Assets and $10 million related to the settlement of various tax examinations.

For 2006, income from the discontinued operations of the acquired Lord & Taylor and bridal group businesses, net of income taxes, was $7 million on sales of approximately $1,741 million. For 2006, discontinued operations also included the loss on disposal of the Lord & Taylor division of $38 million after income taxes and the loss on disposal of the David’s Bridal and Priscilla of Boston businesses of $18 million after income taxes. For 2005, income from the discontinued operations of the acquired Lord & Taylor and bridal group businesses, net of income taxes, was $33 million on sales of approximately $957 million.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facilities described below.

Net cash provided by continuing operating activities in 2007 was $2,231 million, compared to the $3,692 million provided in 2006. Net cash provided by continuing operating activities in 2006 included $1,860 million of proceeds from the sale of proprietary accounts receivable.

Net cash used by continuing investing activities was $789 million for 2007, compared to net cash provided by continuing investing activities of $1,273 million for 2006. Continuing investing activities for 2007 include purchases of property and equipment totaling $994 million and capitalized software of $111 million. Continuing investing activities for 2007 also include the proceeds of $66 million from the disposition of the discontinued operations of After Hours Formalwear and $227 million from the disposition of property and equipment, primarily from the sale of previously closed distribution center facilities and certain store locations. Continuing investing activities for 2006 included purchases of property and equipment totaling $1,317 million and capitalized software of $75 million. Continuing investing activities for 2006 also included the $1,141 million repurchase of accounts receivable from GE Bank and the proceeds of $1,323 million from the subsequent sale of the repurchased accounts receivables to Citibank, $1,047 million of proceeds from the disposition of the Company’s Lord & Taylor division, $740 million of proceeds from the disposition of the Company’s David’s Bridal and Priscilla of Boston businesses and $679 million from the disposition of property and equipment, primarily from the sale of approximately 65 duplicate store and other facility locations.

During 2007, the Company opened nine Macy’s department stores, one Macy’s furniture gallery and two Bloomingdale’s department stores. During 2006, the Company opened three new Macy’s department stores, two new Bloomingdale’s department stores and reopened two Macy’s department stores that were temporarily closed after Hurricane Wilma. The Company intends to open five new department stores and one new furniture gallery in 2008. The Company’s budgeted capital expenditures are approximately $1.0 billion for 2008 and approximately $1.1 billion for each of 2009 and 2010. Management presently anticipates funding such expenditures with cash from operations.

Net cash used by the Company for all continuing financing activities was $2,069 million for 2007, including the issuance of $1,950 million of long-term debt, the repayment of $649 million of debt, the acquisition of 85.3 million shares of its common stock at an approximate cost of $3,322 million, the issuance of $257 million of its common stock, primarily related to the exercise of stock options, and the payment of $230 million of cash dividends. The debt issued during 2007 includes $1,100 million of 5.35% senior notes due 2012, $500 million of 6.375% senior notes due 2037 and $350 million of 5.875% senior notes due 2013. The debt repaid in 2007 includes $400 million of 3.95% senior notes due July 15, 2007, $6 million of 9.93% medium term notes due August 1, 2007 and $225 million of 7.9% senior debentures due October 15, 2007.

Net cash used by the Company for all continuing financing activities was $4,013 million for 2006, including the issuance of $1,146 million of long-term debt, the repayment of $2,680 million of debt, the acquisition of 62.4 million shares of its common stock at an approximate cost of $2,500 million, the issuance of $382 million of its common stock, primarily related to the exercise of stock options, and the payment of $274 million of cash dividends. The debt issued during 2006 included $1,100 million aggregate principal amount of 5.90% senior unsecured notes due 2016. The debt repaid in 2006 included $1,199 million of short-term borrowings associated with the acquisition of May, approximately $957 million aggregate principal amount of senior unsecured notes repurchased in a tender offer, $100 million of 8.85% senior debentures due 2006 and the prepayment of $200 million of 8.30% debentures due 2026.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which amount may be increased to $2,500 million at the option of the Company) outstanding at any particular time. This agreement was set to expire August 30, 2011. It was extended in 2007 and will now expire August 30, 2012. As of February 2, 2008, the Company had no borrowings outstanding under the credit agreement.

The Company also maintains an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current borrowing availability under the revolving credit facility described above. As of February 2, 2008, the Company had no outstanding borrowings under its commercial paper program.

The Company’s bank credit agreement requires the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. The interest coverage ratio for 2007 was 5.81 and at February 2, 2008 the leverage ratio was .48. Management believes that the likelihood of the Company defaulting on these requirements in the future is remote absent any material negative event affecting the U.S. economy as a whole. However, if the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with any of its debt covenants and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately. At February 2, 2008, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of $3,050 million in aggregate principal amount of the Company’s senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.

On February 26, 2007, the Company’s board of directors approved an additional $4,000 million authorization to the Company’s existing share repurchase program. The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, pursuant to the terms of two related accelerated share repurchase agreements, which included derivative financial instruments indexed to the Company’s shares. Upon settlement of the accelerated share repurchase agreements in May and June of 2007, the Company received approximately 700,000 additional shares of its common stock, resulting in a total of approximately 45.7 million shares being repurchased. During 2007, the Company repurchased approximately 85.3 million shares of its common stock for a total of approximately $3,322 million. As of February 2, 2008, the Company had approximately $850 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On March 7, 2007, the Company issued $1,100 million aggregate principal amount of 5.35% senior unsecured notes due 2012 and $500 million aggregate principal amount of 6.375% senior unsecured notes due 2037. A portion of the net proceeds of the debt issuances was used to repay commercial paper borrowings incurred in connection with the accelerated share repurchase agreements, and the balance was used for general corporate purposes.

On August 28, 2007, the Company issued $350 million aggregate principal amount of 5.875% senior unsecured notes due 2013. The net proceeds were used to repay borrowings outstanding under its commercial paper facility.

On February 22, 2008, the Company’s board of directors declared a regular quarterly dividend of 13 cents per share on its common stock, payable April 1, 2008 to Macy’s shareholders of record at the close of business on March 14, 2008.

At February 2, 2008, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
		Less than	1 – 3	3 – 5	More than
	Total	1 Year	Years	Years	5 Years
	(millions)

Short-term debt	$661	$661	$–	$–	$–
Long-term debt	8,711	–	1,200	2,326	5,185
Interest on debt	6,632	607	1,047	888	4,090
Capital lease obligations	69	8	14	12	35
Other long-term liabilities	1,363	6	349	280	728
Operating leases	2,798	231	427	359	1,781
Letters of credit	45	45	–	–	–
Other obligations	2,409	2,155	223	25	6

	$22,688	$3,713	$3,260	$3,890	$11,825

“Other obligations” in the foregoing table consist primarily of merchandise purchase obligations and obligations under outsourcing arrangements, construction contracts, employment contracts, group medical/dental/life insurance programs, energy and other supply agreements identified by the Company and liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year. The Company’s merchandise purchase obligations fluctuate on a seasonal basis, typically being higher in the summer and early fall and being lower in the late winter and early spring. The Company purchases a substantial portion of its merchandise inventories and other goods and services otherwise than through binding contracts. Consequently, the amounts shown as “Other obligations” in the foregoing table do not reflect the total amounts that the Company would need to spend on goods and services in order to operate its businesses in the ordinary course.

The Company has not included in the contractual obligations table approximately $229 million for long-term liabilities for unrecognized tax benefits for various tax positions taken or approximately $60 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $8 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year. The Company has not included in the contractual obligations table the $337 million Pension Plan liability. The Company’s funding policy is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the Pension Plan’s funded status. The Pension Plan’s funded status is affected by many factors including discount rates and the performance of Pension Plan assets. The Company currently anticipates that it will not be required to make any additional contributions to the Pension Plan until January 2010, but may make voluntary funding contributions prior to that date based on the estimate of the Pension Plan’s expected funded status. As of the date of this report, the Company is considering making a voluntary funding contribution to the Pension Plan of approximately $175 million in December 2008.

Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. For short-term liquidity, the Company also relies on its unsecured commercial paper facility (which is discussed above). Access to the unsecured commercial paper program is primarily dependent on the Company’s credit ratings. If the Company is unable to access the unsecured commercial paper market, it has the current ability to access $2,000 million pursuant to its bank credit agreement, subject to compliance with the interest coverage and leverage ratio requirements discussed above and other requirements under the agreement. Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company also receives advertising allowances from more than 900 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with EITF Issue No. 02-16. The arrangements pursuant to which the Company’s vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. Although it is highly unlikely that there will be any significant reduction in historical levels of vendor support, if such a reduction were to occur, the Company could experience higher costs of sales and higher advertising expense, or reduce the amount of advertising that it uses, depending on the specific vendors involved and market conditions existing at the time.

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are taken within each merchandise department annually, and inventory records are adjusted accordingly.

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

For long-lived assets held for disposal by sale, an impairment charge is recorded if the carrying amount of the assets exceeds its fair value less costs to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life, estimated cash flows are revised accordingly and the Company may be required to record an asset impairment write-down. Additionally, related liabilities arise such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded.

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed annually for possible impairment. The impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to sales, gross margin and expense growth rates, and the selection and use of an appropriate discount rate. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge. The occurrence of an unexpected event or change in circumstances, such as adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests.

The Company, through its insurance subsidiaries, is self-insured for workers’ compensation and public liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined by third parties based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

Pension and Supplementary Retirement Plans

The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans using Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). Under SFAS 158, an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. Under SFAS 87, pension expense is recognized on an accrual basis over employees’ approximate service periods. Pension expense calculated under SFAS 87 is generally independent of funding decisions or requirements.

Effective February 4, 2007, the Company adopted the measurement date provision of SFAS 158, which requires the measurement of defined benefit plan assets and obligations to be the date of the Company’s fiscal year-end balance sheet. This required a change in the Company’s measurement date, which was previously December 31.

Funding requirements for the Pension Plan are determined by government regulations, not SFAS 87 or SFAS 158. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in

2007. The Company made a $100 million voluntary funding contribution to the Pension Plan in 2006. The Company currently anticipates that it will not be required to make any additional contributions to the Pension Plan until January 2010, but may make voluntary funding contributions prior to that date based on the estimate of the Pension Plan’s expected funded status. As of the date of this report, the Company is considering making a voluntary funding contribution to the Pension Plan of approximately $175 million in December 2008.

During 2006, Congress passed the Pension Protection Act of 2006 (the “Act”) with the stated purpose of improving the funding of America’s private pension plans. The Act introduced new funding requirements for defined benefit pension plans, introduces benefit limitations for certain under-funded plans and raises tax deduction limits for contributions. The Act applies to pension plan years beginning after December 31, 2007. The Company has preliminarily reviewed the provisions of the Act to determine the impact on the Company. Required funding under the Act will be dependent upon many factors including the Pension Plan’s future funded status including any voluntary funding contributions the Company may choose to make and annual Pension Plan asset returns. Based upon this preliminary review as well as the current funded status of the Pension Plan relative to the Company’s level of annual operating cash flows, the Company does not believe that required contributions under the Act would materially impact the Company’s operating cash flows in any given year.

At February 2, 2008, the Company had unrecognized actuarial losses of $276 million for the Pension Plan and $38 million for the SERP. These losses will be recognized as a component of pension expense in future years in accordance with SFAS No. 87.

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

The Company has assumed that the Pension Plan’s assets will generate an annual long-term rate of return of 8.75% since 2004. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.75% to 8.50%) would increase the estimated 2008 pension expense by approximately $6 million and raising the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.75% to 9.00%) would decrease the estimated 2008 pension expense by approximately $6 million.

The Company discounted its future pension obligations using a rate of 6.25% at February 2, 2008, compared to 5.85% at December 31, 2006. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the Pension Plan’s and SERP’s estimated payments. Pension liability and future pension expense both increase or decrease as the discount rate is reduced or increased, respectively. Lowering the discount rate by 0.25% (from 6.25% to 6.0%) would increase the projected benefit obligation at February 2, 2008 by approximately $102 million and would increase estimated 2008 pension expense by approximately $13 million. Increasing the discount rate by 0.25% (from 6.25% to 6.50%) would decrease the projected benefit obligation at February 2, 2008 by approximately $80 million and would decrease estimated 2008 pension expense by approximately $6 million.

The assumed weighted average rate of increase in future compensation levels was 5.4% at February 2, 2008 and December 31, 2006 for the Pension Plan, and 7.2% at February 2, 2008 and December 31, 2006 for the SERP. The Company develops its increase of future compensation level assumption based on recent experience. Pension liabilities and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Increasing or decreasing the assumed weighted average rate of increase of future compensation levels by 0.25% would increase or decrease the projected benefit obligation at February 2, 2008 by approximately $12 million and change estimated 2008 pension expense by approximately $3 million.

New Pronouncements

Effective February 4, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amended certain provisions of SFAS No. 133 and SFAS No. 140. The adoption of SFAS 155 has not had and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective February 4, 2007, the Company adopted the measurement date provision of SFAS 158, which requires the measurement of defined benefit plan assets and obligations to be the date of a company’s fiscal year-end. This required a change in the Company’s measurement date, which was previously December 31. As a result, on February 4, 2007 the Company recorded a $7 million decrease to the beginning balance of accumulated equity, a $29 million decrease to accumulated other comprehensive loss, a $36 million decrease to other liabilities and a $14 million increase to deferred income taxes.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on February 4, 2007, and the adoption resulted in a net increase to accruals for uncertain tax positions of $1 million, an increase to the beginning balance of accumulated equity of $1 million and an increase to goodwill of $2 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 will require the fair value of an asset or liability to be calculated on a market based measure, which will reflect the credit risk of the company. SFAS 157 will also require expanded disclosure requirements, which will include the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years, for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). SFAS 157 will be effective for fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities other than those that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The Company is currently in the process of evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this statement will affect any future acquisitions entered into by the Company, and beginning with fiscal 2009 the Company will no longer account for adjustments to tax liabilities and unrecognized tax benefits assumed in previous acquisitions as increases or decreases to goodwill. After adoption of SFAS 141R, such adjustments will be accounted for in income tax expense.

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

The Company is exposed to interest rate risk primarily through its borrowing activities, which are described in Note 9 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At February 2, 2008, the Company was not a party to any derivative financial instruments.

On February 26, 2007, the Company’s board of directors approved an additional $4,000 million authorization to the Company’s existing share repurchase program. The Company used a portion of this authorization to effect the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to settlement provisions pursuant to the terms of two related accelerated share repurchase agreements, which included derivative financial instruments indexed to the Company’s shares. Upon settlement of the accelerated share repurchase agreements in May and June of 2007, the Company received approximately 700,000 additional shares of its common stock, resulting in a total of approximately 45.7 million shares being repurchased. Based on the Company’s lack of market risk sensitive instruments (primarily limited to variable rate debt) outstanding at February 2, 2008, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Information called for by this item is set forth in the Company’s Consolidated Financial Statements and supplementary data contained in this report and is incorporated herein by this reference. Specific financial statements and supplementary data can be found at the pages listed in the following index:

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

a. Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of February 2, 2008, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of February 2, 2008, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.

c. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act are filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information called for by this item is set forth under “Item 1 – Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our 2008 Annual Meeting of Stockholders (the “Proxy Statement”), and “Item 1. Business- Executive Officers of the Registrant” in this report and incorporated herein by reference.

Item 11.	Compensation of Directors and Executive Officers.

Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2007,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by this item is set forth under “Stock Ownership - Certain Beneficial Owners” and “Stock Ownership – Stock Ownership of Directors and Executive Officers” in the Proxy Statement and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

Information called for by this item is set forth under “Further Information Concerning the Board of Directors – Director Independence” and “Policy on Related Person Transactions” in the Proxy Statement and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information called for by this item is set forth under “Item 2 - Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and incorporated herein by reference.

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

3. Exhibits:

The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit
Number		Description	Document if Incorporated by Reference

2.1		Agreement and Plan of Merger, dated as of February 27, 2005, by and among the Company, Milan Acquisition Corp. and The May Department Stores Company (“May Delaware”)	Exhibit 2.1 to the Current Report on Form 8-K filed on February 28, 2005 by May Delaware
3.1		Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)
3	.1.1	Amended and Restated Article Seventh to the Certificate of Incorporation of the Company
3	.1.2	Certificate of Amendment of Certificate of Incorporation of the Company	Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K (File No. 001-13536) for the fiscal year ended February 3, 2007 (the “2006 Form 10-K”)
3	.1.3	Amended and Restated Article First to the Certificate of Incorporation of the Company	Exhibit 3.1.4 to the Company’s Quarterly Report on Form 10-Q dated June 11, 2007
3	.1.4	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company’s 1994 Form 10-K
3.2		By-Laws
4.1		Certificate of Incorporation	See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3 and 3.1.4
4.2		By-Laws	See Exhibit 3.2
4.3		Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (the “1994 Indenture”)	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995
4	.3.1	Eighth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated July 15, 1997 (the “July 1997 Form 8-K”)
4	.3.2	Ninth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

4	.3.3	Tenth Supplemental Indenture to the 1994 Indenture, dated as of August 30, 2005, among the Company, Macy’s Retail Holdings, Inc. (f/k/a Federated Retail Holdings, Inc. (“Macy’s Retail”) and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee	Exhibit 10.14 to the Company’s Current Report on Form 8-K dated August 30, 2005 (the “August 30, 2005 Form 8-K”)
4	.3.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1994 Indenture	Exhibit 10.16 to the August 30, 2005 Form 8-K
4.4		Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (the “1997 Indenture”)	Exhibit 4.4 to the Company’s Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed on September 11, 1997
4	.4.1	First Supplemental Indenture to the 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K dated February 6, 1998
4	.4.2	Third Supplemental Indenture to the 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) filed on April 22, 1999
4	.4.3	Fourth Supplemental Indenture to the 1997 Indenture, dated as of June 6, 2000, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 5, 2000
4	.4.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated March 21, 2001
4	.4.5	Sixth Supplemental Indenture to the 1997 Indenture dated as of August 23, 2001, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K dated August 22, 2001
4	.4.6	Seventh Supplemental Indenture to the 1997 Indenture, dated as of August 30, 2005 among the Company, Macy’s Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to the August 30, 2005 Form 8-K
4	.4.7	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1997 Indenture	Exhibit 10.17 to the August 30, 2005 Form 8-K

Exhibit
Number		Description	Document if Incorporated by Reference

4.5		Indenture, dated as of June 17, 1996, among May Delaware, Macy’s Retail (f/k/a The May Department Stores Company (NY)) (“May New York”) and The Bank of New York Trust Company, N.A. (successor to J.P. Morgan Trust Company), as Trustee (the “1996 Indenture”)	Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware
4	.5.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and The Bank of New York Trust Company, N.A. (successor to J.P. Morgan Trust Company), as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K
4.6		Indenture, dated as of July 20, 2004, among May Delaware, Macy’s Retail (f/k/a May New York) and The Bank of New York Trust Company, N.A. (successor to J.P. Morgan Trust Company), as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed July 21, 2004 by May Delaware
4	.6.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and The Bank of New York Trust Company, N.A. (successor to J.P. Morgan Trust Company), as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K
4.7		Indenture, dated as of November 2, 2006, by and among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company’s Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006.
4	.7.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2006
4	.7.2	Second Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2007 (the “March 12, 2007 Form 8-K”)
4	.7.3	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the March 12, 2007 Form 8-K
4	.7.4	Fourth Supplemental Indenture, dated as of August 31, 2007, among Macy’s Retail, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 31, 2007

Exhibit
Number		Description	Document if Incorporated by Reference

10.1		Amended and Restated Credit Agreement dated as of August 30, 2007 among the Company, Macy’s Retail, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as administrative agents, JPMorgan Chase Bank, N.A., as paying agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2007 (the “August 30, 2007 Form 8-K”)
10.2		Amended and Restated Guarantee Agreement, dated as of August 30, 2007, among the Company, Macy’s Retail and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.2 to the August 30, 2007 Form 8-K
10.3		Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company (the “Issuing and Paying Agent Agreement”)	Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)
10	.3.1	Letter Agreement, dated August 30, 2005, among the Company, Macy’s Retail and Citibank, as issuing and paying agent, amending the Issuing and Paying Agent Agreement	Exhibit 10.5 to the August 30, 2005 Form 8-K
10.4		Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Banc of America Securities LLC	Exhibit 10.6 to the August 30, 2005 Form 8-K
10.5		Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Goldman, Sachs & Co.	Exhibit 10.7 to the August 30, 2005 Form 8-K
10.6		Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and J.P. Morgan Securities Inc.	Exhibit 10.8 to the August 30, 2005 Form 8-K
10.7		Commercial Paper Dealer Agreement, dated as of October 4, 2006, among the Company and Loop Capital Markets, LLC	Exhibit 10.6 to the 2006 Form 10-K
10.8		Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed November 27, 1991, as amended (the “Form 10”)
10.9		Purchase, Sale and Servicing Transfer Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Prime II Receivables Corporation (“Prime II”) and Citibank, N.A. (“Citibank”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2005 (the “June 2, 2005 Form 8-K”)
10	.9.1	Letter Agreement, dated August 22, 2005, among the Company, FDS Bank, Prime II and Citibank	Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006 (the “2005 Form 10-K”)
10	.9.2	Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2005 (the “October 24, 2005 Form 8-K”)

Exhibit
Number		Description	Document if Incorporated by Reference

10	.9.3	Third Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 1, 2006, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 3, 2006
10	.9.4	Fourth Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 22, 2006, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 24, 2006 (the “May 24, 2006 Form 8-K”)
10.10		Credit Card Program Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Macy’s Credit and Customer Services, Inc. (“MCCS”) (f/k/a FACS Group, Inc.) and Citibank	Exhibit 10.2 to the June 2, 2005 Form 8-K
10	.10.1	First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.2 to the October 24, 2005 Form 8-K
10	.10.2	Second Amendment to the Credit Card Program Agreement, dated May 22, 2006, between the Company, FDS Bank, MCCS (f/k/a FACS Group, Inc.), Macy’s Department Stores, Inc., Bloomingdale’s, Inc. and Department Stores National Bank and Citibank	Exhibit 10.2 to the May 24, 2006 Form 8-K
10.11		1995 Executive Equity Incentive Plan, as amended and restated as of May 19, 2006*	Appendix C to the Company’s Proxy Statement filed April 13, 2006
10.12		1992 Incentive Bonus Plan, as amended and restated as of February 3, 2007*	Appendix B to the Company’s Proxy Statement dated April 4, 2007 (the “2007 Proxy Statement”)
10.13		1994 Stock Incentive Plan, as amended and restated as of May 19, 2006*	Appendix D to the Company’s Proxy Statement filed April 13, 2006
10.14		Form of Indemnification Agreement*	Exhibit 10.14 to Form 10
10.15		Senior Executive Medical Plan*	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990
10.16		Employment Agreement, dated as of March 8, 2007, between Terry J. Lundgren and the Company (the “Lundgren Employment Agreement”)*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2007
10.17		Employment Agreement, dated July 1, 2005, between Thomas L. Cole and Macy’s Corporate Services, Inc. (f/k/a Federated Corporate Services, Inc.), a wholly-owned subsidiary of the Company (the “Cole Employment Agreement”)*	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2005
10	.17.1	Amended Exhibit A, effective as of April 1, 2006, to the Cole Employment Agreement*	Exhibit 10.3 to the March 24, 2006 Form 8-K
10.18		Employment Agreement, dated July 1, 2005, between Janet E. Grove and Macy’s Merchandising Group, Inc.’, a wholly-owned and indirect subsidiary of the Company (the “Grove Employment Agreement”)*	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2005

Exhibit
Number		Description	Document if Incorporated by Reference

10	.18.1	Amended Exhibit A, effective as of April 1, 2006, to the Grove Employment Agreement*	Exhibit 10.4 to the March 24, 2006 Form 8-K
10.19		Employment Agreement, dated July 1, 2005, between Thomas G. Cody and Macy’s Corporate Services, Inc. (f/k/a Federated Corporate Services, Inc.), a wholly-owned subsidiary of the Company (the “Cody Employment Agreement”)*	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2005
10	.19.1	Amended Exhibit A, effective as of April 1, 2006, to the Cody Employment Agreement*	Exhibit 10.2 to the March 24, 2006 Form 8-K
10.20		Employment Agreement, dated July 1, 2005, between Susan Kronick and Macy’s Corporate Services, Inc. (f/k/a Federated Corporate Services, Inc.), a wholly-owned subsidiary of the Company (the “Kronick Employment Agreement”)*	Exhibit 10.6 to the March 24, 2006 Form 8-K
10	.20.1	Amended Exhibit A, effective as of April 1, 2006, to the Kronick Employment Agreement*	Exhibit 10.5 to the March 24, 2006 Form 8-K
10.21		Form of Employment Agreement for Executives and Key Employees*	Exhibit 10.31 the Company’s Annual Report on Form 10-K (File No. 001-10951) for fiscal year ended January 29, 1994
10.22		Form of Severance Agreement (for Executives and Key Employees other than Executive Officers)*	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the “1998 Form 10-K”)
10.23		Form of Second Amended and Restated Severance Agreement (for Executive Officers)*	Exhibit 10.45 to the 1998 Form 10-K
10	.23.1	Form of Amendment No. 1 to Severance Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 2, 2006
10	.23.2	Form of Amendment No. 2 to Severance Agreement	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 5, 2007
10.24		Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees)*	Exhibit 10.2 to the March 25, 2005 Form 8-K
10	.24.1	Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees), as amended*	Exhibit 10.33.1 to the 2005 Form 10-K
10.25		Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren*	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2007
10.26		Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan*	Exhibit 10.4 to the Current Report on From 8-K filed March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)
10.27		Form of Performance Restricted Stock Agreement for the 1994 Stock Incentive Plan*	Exhibit 10.5 to the March 23, 2005 Form 8-K
10.28		Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan*	Exhibit 10.7 to the March 23, 2005 Form 8-K
10.29		Supplementary Executive Retirement Plan, as amended and restated as of January 1, 1997*	Exhibit 10.46 to the 1996 Form 10-K

Exhibit
Number		Description	Document if Incorporated by Reference

10.30		Executive Deferred Compensation Plan, as amended through January 1, 2005*	Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended April 29, 2006
10.31		Profit Sharing 401(k) Investment Plan, effective as of April 1, 1997, as amended and restated as of February 5, 2002 (the “Amended and Restated 401(k) Plan”)*	Exhibit 10.40 to the 2005 Form 10-K
10	.31.1	Amendment (No. 1) to the Amended and Restated 401(k) Plan, dated as of July 19, 2002*	Exhibit 10.40.2 to the 2005 Form 10-K
10	.31.2	Amendment (No. 2) to the Amended and Restated 401(k) Plan, dated as of December 23, 2002*	Exhibit 10.40.1 to the 2005 Form 10-K
10	.31.3	Amendment (No. 3) to the Amended and Restated 401(k) Plan, dated as of February 3, 2003*	Exhibit 10.40.3 to the 2005 Form 10-K
10	.31.4	Amendment (No. 4) to the Amended and Restated 401(k) Plan, dated as of December 30, 2003*	Exhibit 10.40.4 to the 2005 Form 10-K
10	.31.5	Amendment (No. 5) to the Amended and Restated 401(k) Plan, dated as of December 31, 2003*	Exhibit 10.40.5 to the 2005 Form 10-K
10	.31.6	Amendment (No. 6) to the Amended and Restated 401(k) Plan, dated as of March 30, 2005*	Exhibit 10.40.6 to the 2005 Form 10-K
10	.31.7	Amendment (No. 7) to the Amended and Restated 401(k) Plan, dated as of August 23, 2005*	Exhibit 10.40.7 to the 2005 Form 10-K
10	.31.8	Amendment (No. 8) to the Amended and Restated 401(k) Plan, dated as of February 27, 2006*	Exhibit 10.40.8 to the 2005 Form 10-K
10	.31.9	Amendment (No. 9) to the Amended and Restated 401(k) Plan, dated as of August 29, 2006*	Exhibit 10.32.9 to the 2006 Form 10-K
10	.31.10	Amendment (No. 10) to the Amended and Restated 401(k) Plan, dated as of December 19, 2006*	Exhibit 10.32.10 to the 2006 Form 10-K
10	.31.11	Amendment (No. 11) to the Amended and Restated 401(k) Plan, dated as of December 19, 2006*	Exhibit 10.32.11 to the 2006 Form 10-K
10	.31.12	Amendment (No. 12) to the Amended and Restated 401(k) Plan, effective as of February 22, 2007*
10	.31.13	Amendment (No. 13) to the Amended and Restated 401(k) Plan, dated as of June 1, 2007*
10.32		Cash Account Pension Plan (amending and restating the Company Pension Plan) effective as of January 1, 1997*	Exhibit 10.49 to the 1996 Form 10-K
10.33		Director Deferred Compensation Plan*	Appendix C of the 2007 Proxy Statement
10.34		Stock Credit Plan for 2006 - 2007 of Federated Department Stores, Inc.*	Exhibit 10.43 to the 2005 Form 10-K

Exhibit
Number	Description	Document if Incorporated by Reference

10.35	Agreement and Release of Claims between Macy’s Corporate Services, Inc. (f/k/a Federated Corporate Services, Inc.) and Ronald W. Tysoe, dated as of October 2, 2006*	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2006
21	Subsidiaries
23	Consent of KPMG LLP
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certifications by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
32.2	Certifications by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

*	Constitutes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ Dennis J. Broderick
Dennis J. Broderick
Senior Vice President, General Counsel and Secretary

Date: April 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2008.

Signature	Title

* Terry J. Lundgren	Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director
* Karen M. Hoguet	Executive Vice President and Chief Financial Officer (principal financial officer)
* Joel A. Belsky	Vice President and Controller (principal accounting officer)
* Stephen F. Bollenbach	Director
* Deirdre Connelly	Director
* Meyer Feldberg	Director
* Sara Levinson	Director
* Joseph Neubauer	Director
* Joseph A. Pichler	Director
* Joyce M. Roché	Director
* Karl M. von der Heyden	Director
* Craig E. Weatherup	Director
* Marna C. Whittington	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ Dennis J. Broderick
Dennis J. Broderick
Attorney-in-Fact

REPORT OF MANAGEMENT

To the Shareholders of
Macy’s, Inc.:

The integrity and consistency of the Consolidated Financial Statements of Macy’s, Inc. and subsidiaries, which were prepared in accordance with accounting principles generally accepted in the United States of America, are the responsibility of management and properly include some amounts that are based upon estimates and judgments.

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
Executive Vice President and Chief Financial Officer

Joel A. Belsky
Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Macy’s, Inc.:

We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended February 2, 2008. We also have audited Macy’s, Inc.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy’s Inc. management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b) Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Macy’s, Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy’s, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Macy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, Macy’s, Inc. adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and the measurement date provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in fiscal 2007, and the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in fiscal 2006.

/s/  KPMG LLP

Cincinnati, Ohio
March 28, 2008

MACY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2007	2006	2005

Net sales	$26,313	$26,970	$22,390
Cost of sales	(15,677)	(16,019)	(13,272)
Inventory valuation adjustments – May integration	–	(178)	(25)

Gross margin	10,636	10,773	9,093
Selling, general and administrative expenses	(8,554)	(8,678)	(6,980)
May integration costs	(219)	(450)	(169)
Gains on the sale of accounts receivable	–	191	480

Operating income	1,863	1,836	2,424
Interest expense	(579)	(451)	(422)
Interest income	36	61	42

Income from continuing operations before income taxes	1,320	1,446	2,044
Federal, state and local income tax expense	(411)	(458)	(671)

Income from continuing operations	909	988	1,373
Discontinued operations, net of income taxes	(16)	7	33

Net income	$893	$995	$1,406

Basic earnings (loss) per share:
Income from continuing operations	$2.04	$1.83	$3.22
Income (loss) from discontinued operations	(.04)	.01	.08

Net income	$2.00	$1.84	$3.30

Diluted earnings (loss) per share:
Income from continuing operations	$2.01	$1.80	$3.16
Income (loss) from discontinued operations	(.04)	.01	.08

Net income	$1.97	$1.81	$3.24

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS
(millions)

	February 2, 2008	February 3, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$583	$1,211
Accounts receivable	463	517
Merchandise inventories	5,060	5,317
Supplies and prepaid expenses	218	251
Assets of discontinued operations	–	126

Total Current Assets	6,324	7,422
Property and Equipment – net	10,991	11,473
Goodwill	9,133	9,204
Other Intangible Assets – net	831	883
Other Assets	510	568

Total Assets	$27,789	$29,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$666	$650
Accounts payable and accrued liabilities	4,127	4,604
Income taxes	344	665
Deferred income taxes	223	128
Liabilities of discontinued operations	–	48

Total Current Liabilities	5,360	6,095
Long-Term Debt	9,087	7,847
Deferred Income Taxes	1,446	1,652
Other Liabilities	1,989	1,702
Shareholders’ Equity:
Common stock (419.7 and 496.9 shares outstanding)	5	6
Additional paid-in capital	5,609	9,486
Accumulated equity	7,032	6,375
Treasury stock	(2,557)	(3,431)
Accumulated other comprehensive loss	(182)	(182)

Total Shareholders’ Equity	9,907	12,254

Total Liabilities and Shareholders’ Equity	$27,789	$29,550

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

						Accumulated
		Additional			Unearned	Other	Total
	Common	Paid-In	Accumulated	Treasury	Restricted	Comprehensive	Shareholders’
	Stock	Capital	Equity	Stock	Stock	Income (Loss)	Equity

Balance at January 29, 2005	$4	$3,122	$4,405	$(1,322)	$(2)	$(40)	$6,167
Net income			1,406				1,406
Minimum pension liability adjustment, net of income tax effect of $160 million						(257)	(257)
Unrealized gain on marketable securities, net of income tax effect of $6 million						9	9

Total comprehensive income							1,158
Stock issued in acquisition	2	6,019					6,021
Common stock dividends ($.385 per share)			(157)				(157)
Stock issued under stock plans		36		229			265
Restricted stock plan amortization					2		2
Deferred compensation plan distributions				2			2
Income tax benefit related to stock plan activity		61					61

Balance at January 28, 2006	6	9,238	5,654	(1,091)	–	(288)	13,519
Net income			995				995
Minimum pension liability adjustment, net of income tax effect of $151 million						244	244
Unrealized gain on marketable securities, net of income tax effect of $23 million						36	36

Total comprehensive income							1,275
Adjustment to initially apply SFAS No. 158, net of income tax effect of $115 million						(174)	(174)
Common stock dividends ($.5075 per share)			(274)				(274)
Stock repurchases				(2,500)			(2,500)
Stock-based compensation expense		50					50
Stock issued under stock plans		158		159			317
Deferred compensation plan distributions				1			1
Income tax benefit related to stock plan activity		40					40

Balance at February 3, 2007, as previously reported	6	9,486	6,375	(3,431)	–	(182)	12,254
Cumulative effect of adopting new accounting pronouncements	–	–	(6)	–	–	29	23

Balance at February 3, 2007, as revised	6	9,486	6,369	(3,431)	–	(153)	12,277
Net income			893				893
Adjustments to pension and other post employment and postretirement benefit plans, net of income tax effect of $4 million						6	6
Unrealized loss on marketable securities, net of income tax effect of $22 million						(35)	(35)

Total comprehensive income							864
Common stock dividends ($.5175 per share)			(230)				(230)
Stock repurchases				(3,322)			(3,322)
Stock-based compensation expense		67					67
Stock issued under stock plans		(73)		278			205
Retirement of common stock	(1)	(3,915)		3,916			–
Deferred compensation plan distributions				2			2
Income tax benefit related to stock plan activity		44					44

Balance at February 2, 2008	$5	$5,609	$7,032	$(2,557)	$–	$(182)	$9,907

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2007	2006	2005

Cash flows from continuing operating activities:
Net income	$893	$995	$1,406
Adjustments to reconcile net income to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	16	(7)	(33)
Gains on the sale of accounts receivable	–	(191)	(480)
Stock-based compensation expense	60	91	10
May integration costs	219	628	194
Depreciation and amortization	1,304	1,265	976
Amortization of financing costs and premium on acquired debt	(31)	(49)	(20)
Gain on early debt extinguishment	–	(54)	–
Changes in assets and liabilities:
Proceeds from sale of proprietary accounts receivable	–	1,860	2,195
(Increase) decrease in proprietary and other accounts receivable not separately identified	28	207	(147)
(Increase) decrease in merchandise inventories	256	(51)	495
(Increase) decrease in supplies and prepaid expenses	33	(41)	122
(Increase) decrease in other assets not separately identified	3	25	(2)
Decrease in accounts payable and accrued liabilities not separately identified	(528)	(872)	(446)
Increase (decrease) in current income taxes	14	(139)	49
Decrease in deferred income taxes	(2)	(18)	(36)
Increase (decrease) in other liabilities not separately identified	(34)	43	(138)

Net cash provided by continuing operating activities	2,231	3,692	4,145

Cash flows from continuing investing activities:
Purchase of property and equipment	(994)	(1,317)	(568)
Capitalized software	(111)	(75)	(88)
Proceeds from the disposition of After Hours Formalwear	66	–	–
Proceeds from hurricane insurance claims	23	17	–
Disposition of property and equipment	227	679	19
Proceeds from the disposition of Lord & Taylor	–	1,047	–
Proceeds from the disposition of David’s Bridal and Priscilla of Boston	–	740	–
Repurchase of accounts receivable	–	(1,141)	–
Proceeds from the sale of repurchased accounts receivable	–	1,323	–
Acquisition of The May Department Stores Company, net of cash acquired	–	–	(5,321)
Proceeds from sale of non-proprietary accounts receivable	–	–	1,388
Increase in non-proprietary accounts receivable	–	–	(131)

Net cash provided (used) by continuing investing activities	(789)	1,273	(4,701)

Cash flows from continuing financing activities:
Debt issued	1,950	1,146	4,580
Financing costs	(18)	(10)	(2)
Debt repaid	(649)	(2,680)	(4,755)
Dividends paid	(230)	(274)	(157)
Decrease in outstanding checks	(57)	(77)	(53)
Acquisition of treasury stock	(3,322)	(2,500)	(7)
Issuance of common stock	257	382	336

Net cash used by continuing financing activities	(2,069)	(4,013)	(58)

Net cash provided (used) by continuing operations	(627)	952	(614)
Net cash provided by discontinued operating activities	7	54	63
Net cash used by discontinued investing activities	(7)	(97)	(61)
Net cash provided (used) by discontinued financing activities	(1)	54	(8)

Net cash provided (used) by discontinued operations	(1)	11	(6)

Net increase (decrease) in cash and cash equivalents	(628)	963	(620)
Cash and cash equivalents beginning of period	1,211	248	868

Cash and cash equivalents end of period	$583	$1,211	$248

Supplemental cash flow information:
Interest paid	$594	$600	$457
Interest received	38	59	42
Income taxes paid (net of refunds received)	432	561	481

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

In May 2007, the stockholders of Federated Department Stores, Inc. approved changing the name of the company from Federated Department Stores, Inc. to Macy’s, Inc. The name change became effective on June 1, 2007.

Macy’s, Inc. and subsidiaries (the “Company”) is a retail organization operating retail stores that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Fiscal years 2007 and 2005 included 52 weeks and fiscal year 2006 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the Company’s sales of its credit card accounts and receivables (see Note 5, “Accounts Receivable”), the Company offered proprietary credit to its customers under revolving accounts and also offered non-proprietary revolving account credit cards. Such revolving accounts were accepted on customary revolving credit terms and offered the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers were able to make scheduled minimum payments and incur finance charges, which were competitive with other retailers and lenders. Minimum payments varied from 2.5% to 100.0% of the account balance, depending on the size of the balance. The Company also offered proprietary credit on deferred billing terms for periods not to exceed one year. Such accounts were convertible to revolving credit, if unpaid, at the end of the deferral period. Finance charge income was treated as a reduction of selling, general and administrative expenses on the Consolidated Statements of Income.

Prior to the Company’s sales of its credit card accounts and receivables, the Company evaluated the collectibility of its proprietary and non-proprietary accounts receivable based on a combination of factors, including analysis of historical trends, aging of accounts receivable, write-off experience and expectations of future performance. Proprietary and non-proprietary accounts receivable were considered delinquent if more than one scheduled minimum payment was missed. Delinquent proprietary accounts of Macy’s were generally written off automatically after the passage of 210 days without receiving a full scheduled monthly payment. Delinquent non-proprietary accounts and delinquent proprietary accounts of The May Department Store Company (“May”) were generally written off automatically after the passage of 180 days without receiving a full scheduled monthly payment. Accounts were written off sooner in the event of customer bankruptcy or other circumstances that made further collection unlikely. The Company previously reserved for Macy’s doubtful proprietary accounts based on a loss-to-collections rate and Macy’s doubtful non-proprietary accounts based on a roll-reserve rate. The Company previously reserved for May doubtful proprietary accounts with a methodology based upon historical write-off performance in addition to factoring in a flow rate performance tied to the customer delinquency trend.

In connection with the sales of credit card accounts and related receivable balances, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) (see Note 5, “Accounts Receivable”). Income earned under the Program Agreement is treated as a reduction of selling, general and administrative expenses on the Consolidated Statements of Income. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit to the Company’s customers through previously existing and newly opened accounts.

The Company maintains customer loyalty programs in which customers are awarded certificates based on their spending. Upon reaching certain levels of qualified spending, customers automatically receive certificates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shrinkage is estimated as a percentage of sales for the period from the last inventory date to the end of the fiscal period. Such estimates are based on experience and the most recent physical inventory results. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are taken within each merchandise department annually, and inventory records are adjusted accordingly.

The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company also receives advertising allowances from more than 900 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with EITF Issue No. 02-16.

Advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,194 million for 2007, $1,171 million for 2006, and $1,076 million for 2005. Cooperative advertising allowances that offset advertising and promotional costs were approximately $431 million for 2007, $517 million for 2006, and $432 million for 2005. Department store non-direct response advertising and promotional costs are expensed either as incurred or the first time the advertising occurs. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.

The arrangements pursuant to which the Company’s vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For long-lived assets held for disposal by sale, an impairment charge is recorded if the carrying amount of the asset exceeds its fair value less costs to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life, estimated cash flows are revised accordingly, and the Company may be required to record an asset impairment write-down. Additionally, related liabilities arise such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded. The Company classifies a long-lived asset as held for disposal by sale when it ceases to be used.

The Company accounts for recorded goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill and intangible assets having indefinite lives are not being amortized to earnings, but instead are subject to periodic testing for impairment. Goodwill and other intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and indefinite lived intangible assets of a reporting unit are tested for impairment annually at the end of the fiscal month of May and more frequently if certain indicators are encountered. Goodwill and indefinite lived intangible impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. The Company generally estimates fair value based on discounted cash flows. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. The fair value of an indefinite lived intangible asset is an estimate of the discounted future cash flows expected to be generated by that asset. If the carrying value of an indefinite lived intangible asset exceeds its fair value, the indefinite lived intangible asset is written down to its fair value. Intangible assets with determinable useful lives are amortized over their estimated useful lives. These estimated useful lives are evaluated annually to determine if a revision is warranted.

The Company capitalizes purchased and internally developed software and amortizes such costs to expense on a straight-line basis over 2-5 years. Capitalized software is included in other assets on the Consolidated Balance Sheets.

Historically, the Company offered both expiring and non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records income from unredeemed gift cards (breakage) as a reduction of selling, general and administrative expenses. For expiring gift cards, income is recorded at the end of two years (expiration date) when there is no longer a legal obligation. For non-expiring gift cards, income is recorded in proportion and over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. After February 2, 2008, the Company will sell only non-expiring gift cards.

The Company, through its insurance subsidiaries, is self-insured for workers’ compensation and public liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records derivative transactions according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At February 2, 2008, the Company was not a party to any derivative financial instruments.

Effective January 29, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The modified prospective transition method requires that compensation expense be recognized beginning with the effective date, based on the requirements of this statement, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain nonvested on the effective date. See Note 14, “Stock Based Compensation,” for further information.

Effective February 4, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amended certain provisions of SFAS No. 133 and SFAS No. 140. The adoption of SFAS 155 has not had and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective February 4, 2007, the Company adopted the measurement date provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), which requires the measurement of defined benefit plan assets and obligations to be the date of the Company’s fiscal year-end. This required a change in the Company’s measurement date, which was previously December 31. See Note 12, “Retirement Plans,” for further information.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on February 4, 2007, and the adoption resulted in a net increase to accruals for uncertain tax positions of $1 million, an increase to the beginning balance of accumulated equity of $1 million and an increase to goodwill of $2 million.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 will require the fair value of an asset or liability to be calculated on a market based measure, which will reflect the credit risk of the company. SFAS 157 will also require expanded disclosure requirements, which will include the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years, for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). SFAS 157 will be effective for fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities other than those that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The Company is currently in the process of evaluating the impact of adopting SFAS 157 on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of adopting SFAS 159 on the Company’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not anticipate the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this statement will affect any future acquisitions entered into by the Company, and beginning with fiscal 2009 the Company will no longer account for adjustments to tax liabilities and unrecognized tax benefits assumed in previous acquisitions as increases or decreases to goodwill. After adoption of SFAS 141R, such adjustments will be accounted for in income tax expense.

2.	Acquisition

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company (“May”). The results of May’s operations have been included in the Consolidated Financial Statements since that date. The acquired May operations included approximately 500 department stores and approximately 800 bridal and formalwear stores nationwide. Most of the acquired May department stores were converted to the Macy’s nameplate in September 2006, resulting in a national retailer with stores in almost all major markets. As a result of the acquisition and the integration of the acquired May operations, the Company’s continuing operations operate over 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico. The Company has previously announced its intention to divest certain locations of the combined Company’s stores and certain duplicate facilities, including distribution centers, call centers and corporate offices. See Note 3, “May Integration Costs,” for further information.

In September 2005 and January 2006, the Company announced its intention to dispose of the acquired May bridal group business, which included the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. In October 2006, the Company completed the sale of its Lord & Taylor division for approximately $1,047 million in cash, a long-term note receivable of approximately $17 million and a receivable for a working capital adjustment to the purchase price of approximately $23 million. In January 2007, the Company completed the sale of its David’s Bridal and Priscilla of Boston businesses for approximately $740 million in cash, net of $10 million of transaction costs. In April 2007, the Company completed the sale of its After Hours Formalwear business for approximately $66 million in cash, net of $1 million of transaction costs. As a result of the Company’s decision to dispose of these businesses, these businesses are reported as discontinued operations.

The acquired May credit card accounts and related receivables were sold to Citibank in May and July 2006 (see Note 5, “Accounts Receivable”).

The aggregate purchase price for the acquisition of May (the “Merger”) was approximately $11.7 billion, including approximately $5.7 billion of cash and approximately 200 million shares of Company common stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company’s pre-existing businesses and the consolidation of certain operations of the Company. The Company had announced that it planned to divest certain store locations and distribution center facilities as a result of the acquisition of May, and, during 2007, the Company completed its review of store locations and distribution center facilities, closing certain underperforming stores, temporarily closing other stores for remodeling to optimize merchandise offering strategies, and closing certain distribution center facilities, consolidating operations in existing or newly constructed facilities.

During 2007, the Company completed the integration and consolidation of May’s operations into Macy’s operations and recorded $219 million of associated integration costs . Approximately $121 million of these costs relate to impairment charges in connection with store locations and distribution facilities planned to be closed and disposed of, including $74 million related to nine underperforming stores identified in the fourth quarter of 2007. The remaining $98 million of May integration costs incurred during the year included additional costs related to closed locations, severance, system conversion costs, impairment charges associated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with acquired indefinite lived intangible assets and costs related to other operational consolidations, partially offset by approximately $41 million of gains from the sale of previously closed distribution center facilities.

During 2007, approximately $105 million of property and equipment was transferred to assets held for sale upon store or facility closure. In addition, property and equipment totaling approximately $110 million was disposed of in connection with the May integration and the Company collected approximately $50 million of receivables from prior year dispositions.

Since January 28, 2006, 90 May and Macy’s stores and 13 distribution center facilities have been or are being closed and 75 May and Macy’s stores have been divested (including two stores which are temporarily being operated and leased back from the buyer) and 8 distribution centers have been divested. The non-divested stores or facilities which have been closed, with carrying values totaling approximately $45 million, are classified as assets held for sale and are included in other assets on the Consolidated Balance Sheets as of February 2, 2008.

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

During 2006, approximately $780 million of property and equipment was transferred to assets held for sale upon store or facility closure. Property and equipment totaling approximately $730 million were subsequently disposed of, approximately $190 million of which was exchanged for other long-term assets.

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

During 2007 and 2006, the Company recorded additional severance and relocation liabilities for May employees and severance liabilities for certain Macy’s employees in connection with the integration of the acquired May businesses. Severance and relocation liabilities for May employees recorded prior to the one-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year anniversary of the acquisition of May were allocated to goodwill and subsequent severance and relocation liabilities recorded for May employees and all severance liabilities for Macy’s employees were charged to May integration costs.

The following tables show, for 2007 and 2006, the beginning and ending balance of, and activity associated with, the severance and relocation accrual established in connection with the May integration:

		Charged to
		May
	February 3,	Integration		February 2,
	2007	Costs	Payments	2008
	(millions)

Severance and relocation costs	$73	$50	$(93)	$30

The Company expects to pay out the remaining accrued severance and relocation costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to May 3, 2008.

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

In connection with the sale of the David’s Bridal and Priscilla of Boston businesses, the Company agreed to indemnify the buyer and related parties of the buyer for certain losses or liabilities incurred by the buyer or such related parties with respect to (1) certain representations and warranties made to the buyer by the Company in connection with the sale, (2) liabilities relating to the After Hours Formalwear business under certain circumstances, and (3) certain pre-closing tax obligations. The representations and warranties in respect of which the Company is subject to indemnification are generally limited to representations and warranties relating to the capitalization of the entities that were sold, the Company’s ownership of the equity interests that were sold, the enforceability of the agreement and certain employee benefits and tax matters. The indemnity for breaches of most of these representations expires on March 31, 2008 and is subject to a deductible of $2.5 million and a cap of $75 million, with the exception of certain representations relating to capitalization and the Company’s ownership interest, in respect of which the indemnity does not expire and is not subject to a deductible or cap.

Indemnity obligations created in connection with the sales of businesses generally do not represent added liabilities for the Company, but serve to protect the buyer from potential liabilities associated with particular conditions. The Company records accruals for those pre-closing obligations that are considered probable and estimable. Under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” the Company is required to record a liability for the fair value of the guarantees that are entered into subsequent to December 15, 2002. The Company has not accrued any additional amounts as a result of the indemnity arrangements summarized above as the Company believes the fair value of these arrangements is not material.

Discontinued operations include net sales of approximately $27 million for 2007, approximately $1,741 million for 2006 and approximately $957 million for 2005. No consolidated interest expense has been allocated to discontinued operations. For 2007, the loss from discontinued operations, including the loss on disposal of the Company’s After Hours Formalwear business, totaled $22 million before income taxes, with a related income tax benefit of $6 million. For 2006, income from discontinued operations, net of the losses on disposal of the Lord & Taylor division and the David’s Bridal and Priscilla of Boston businesses, totaled $17 million before income taxes, with a related income tax expense of $10 million. For 2005, income from discontinued operations totaled $55 million before income taxes, with related income tax expense of $22 million.

The assets and liabilities of discontinued operations as of February 3, 2007 consisted primarily of property and equipment and accounts payable and accrued liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable

Accounts receivable were $463 million at February 2, 2008, compared to $517 million at February 3, 2007, and consist primarily of receivables from third-party credit card companies, including amounts due under the Program Agreement.

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

Sales through the Company’s proprietary credit plans were $1,385 million for 2006 and $5,421 million for 2005. Finance charge income related to proprietary credit card holders amounted to $106 million for 2006 and $359 million for 2005. Finance charge income related to non-proprietary credit card holders amounted to $98 million for 2005. The amounts for 2006 included the impact of the May credit card accounts and related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables prior to May 22, 2006 and July 17, 2006, as applicable, and the amounts for 2005 included the impact of the FDS Credit Assets prior to October 24, 2005 and the May credit card accounts and related receivables subsequent to August 30, 2005.

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

Changes in the allowance for doubtful accounts related to proprietary credit card holders prior to the date of the sale of the receivables are as follows:

	2006	2005
	(millions)

Balance, beginning of year	$43	$67
Acquisition	–	45
Charged to costs and expenses	19	100
Net uncollectible balances written-off	(21)	(112)
Sale of credit card accounts and receivables	(41)	(57)

Balance, end of year	$–	$43

Changes in the allowance for doubtful accounts related to non-proprietary credit card holders prior to the date of the sale of the receivables are as follows:

2005
(millions)

Balance, beginning of year	$46
Charged to costs and expenses	43
Net uncollectible balances written-off	(40)
Sale of credit card accounts and receivables	(49)

Balance, end of year	$–

6.	Inventories

Merchandise inventories were $5,060 million at February 2, 2008, compared to $5,317 million at February 3, 2007. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for 2007, 2006 or 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Properties and Leases

	February 2,	February 3,
	2008	2007
	(millions)

Land	$1,783	$1,804
Buildings on owned land	5,137	5,094
Buildings on leased land and leasehold improvements	2,372	2,434
Fixtures and equipment	6,777	6,642
Leased properties under capitalized leases	61	70

	16,130	16,044
Less accumulated depreciation and amortization	5,139	4,571

	$10,991	$11,473

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

Minimum rental commitments (excluding executory costs) at February 2, 2008, for noncancellable leases are:

	Capitalized	Operating
	Leases	Leases	Total
	(millions)

Fiscal year:
2008	$8	$231	$239
2009	7	220	227
2010	7	207	214
2011	6	188	194
2012	6	171	177
After 2012	35	1,781	1,816

Total minimum lease payments	69	$2,798	$2,867

Less amount representing interest	30

Present value of net minimum capitalized lease payments	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($5 million) and long-term ($34 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $89 million on operating leases.

The Company is a guarantor with respect to certain lease obligations associated with businesses divested by May prior to the Merger. The leases, one of which includes potential extensions to 2087, have future minimum lease payments aggregating approximately $697 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

Rental expense consists of:

	2007	2006	2005
	(millions)

Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$1	$1	$1
Operating leases –
Minimum rentals	221	221	189
Contingent rentals	18	23	21

	240	245	211

Less income from subleases – Operating leases	(14)	(9)	(5)

	$226	$236	$206

Personal property – Operating leases	$15	$15	$12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets

The following summarizes the Company’s goodwill and other intangible assets:

	February 2,	February 3,
	2008	2007
	(millions)

Non-amortizing intangible assets:
Goodwill	$9,133	$9,204
Tradenames	477	487

	$9,610	$9,691

Amortizing intangible assets:
Favorable leases	$271	$272
Customer relationships	188	188

	459	460

Accumulated amortization:
Favorable leases	(60)	(37)
Customer relationships	(45)	(27)

	(105)	(64)

	$354	$396

Goodwill decreased during 2007 as a result of adjustments to tax liabilities, unrecognized tax benefits and related interest, totaling $64 million, and $7 million related to certain income tax benefits realized resulting from the exercise of stock options assumed in the acquisition of May. During 2007, the Company recognized approximately $10 million of impairment charges associated with acquired indefinite lived tradenames.

Intangible amortization expense amounted to $43 million for 2007, $69 million for 2006 and $33 million for 2005.

Future estimated intangible amortization expense is shown below:

(millions)

Fiscal year:
2008	$42
2009	42
2010	42
2011	41
2012	39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the acquisition of May (see Note 2, “Acquisition”), the Company established intangible assets related to favorable leases, customer lists, customer relationships and both definite and indefinite lived tradenames. Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years) and customer relationship intangible assets are being amortized over their estimated useful lives of ten years.

9.	Financing

The Company’s debt is as follows:

	February 2,	February 3,
	2008	2007
	(millions)

Short-term debt:
6.625% Senior notes due 2008	$500	$–
5.95% Senior notes due 2008	150	–
3.95% Senior notes due 2007	–	400
7.9% Senior debentures due 2007	–	225
9.93% medium term notes due 2007	–	6
Capital lease and current portion of other long-term obligations	16	19

	$666	$650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 2,	February 3,
	2008	2007
	(millions)

Long-term debt:
5.35% Senior notes due 2012	$1,100	$–
5.9% Senior notes due 2016	1,100	1,100
4.8% Senior notes due 2009	600	600
6.625% Senior notes due 2011	500	500
5.75% Senior notes due 2014	500	500
6.375% Senior notes due 2037	500	–
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
6.3% Senior notes due 2009	350	350
5.875% Senior notes due 2013	350	–
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
8.0% Senior debentures due 2012	200	200
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
10.625% Senior debentures due 2010	150	150
7.45% Senior debentures due 2011	150	150
7.625% Senior debentures due 2013	125	125
7.45% Senior debentures due 2016	125	125
7.875% Senior debentures due 2036	108	108
7.5% Senior debentures due 2015	100	100
8.125% Senior debentures due 2035	76	76
8.5% Senior notes due 2010	76	76
8.75% Senior debentures due 2029	61	61
9.5% amortizing debentures due 2021	48	52
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
9.75% amortizing debentures due 2021	26	28
7.6% Senior debentures due 2025	24	24
7.875% Senior debentures due 2030	18	18
6.625% Senior notes due 2008	–	500
5.95% Senior notes due 2008	–	150
Premium on acquired debt, using an effective interest yield of 4.015% to 6.165%	342	379
Capital lease and other long-term obligations	74	91

	$9,087	$7,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense is as follows:

	2007	2006	2005
	(millions)

Interest on debt	$617	$563	$438
Amortization of debt premium	(37)	(53)	(24)
Amortization of financing costs	6	4	4
Interest on capitalized leases	4	6	5
Gain on early retirement of long-term debt	–	(54)	–

	590	466	423
Less interest capitalized on construction	11	15	1

	$579	$451	$422

Future maturities of long-term debt, other than capitalized leases and premium on acquired debt, are shown below:

(millions)

Fiscal year:
2009	$962
2010	238
2011	663
2012	1,663
2013	139
After 2013	5,046

On March 7, 2007, the Company issued $1,100 million aggregate principal amount of 5.35% senior unsecured notes due 2012 and $500 million aggregate principal amount of 6.375% senior unsecured notes due 2037. A portion of the net proceeds of the debt issuances was used to repay commercial paper borrowings incurred in connection with the accelerated share repurchase agreements (see Note 15, “Shareholders’ Equity”) and the balance was used for general corporate purposes.

On August 28, 2007, the Company issued $350 million aggregate principal amount of 5.875% senior unsecured notes due 2013. The net proceeds were used to repay borrowings outstanding under its commercial paper facility.

The following summarizes certain components of the Company’s debt:

Bank Credit Agreements

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which amount may be increased to $2,500 million at the option of the Company) outstanding at any particular time. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit agreement was set to expire August 30, 2011. It was extended in 2007 and will now expire August 30, 2012.

In connection with the Merger, the Company entered into a 364-day bridge credit agreement with certain financial institutions providing for revolving credit borrowings in an aggregate amount initially not to exceed $5,000 million outstanding at any particular time. On June 19, 2006, the Company terminated the 364-day bridge credit agreement.

As of February 2, 2008, and February 3, 2007, there were no revolving credit loans outstanding under the credit agreement. However, there were $32 million and $30 million of standby letters of credit outstanding at February 2, 2008, and February 3, 2007, respectively. Revolving loans under the credit agreement bear interest based on various published rates.

This agreement, which is an obligation of a wholly-owned subsidiary of Macy’s, Inc., is not secured and Macy’s, Inc. (“Parent”) has fully and unconditionally guaranteed this obligation (see Note 19, “Condensed Consolidating Financial Information”).

The Company’s credit agreement requires the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio of no more than .62. The interest coverage ratio for 2007 was 5.81 and at February 2, 2008 the leverage ratio was .48.

Commercial Paper

The Company entered into a new $2,000 million unsecured commercial paper program in 2005 which replaced the previous $1,200 million program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreements described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreements by an amount equal to the principal amount of such commercial paper. The Company had no commercial paper outstanding under its commercial paper program as of February 2, 2008 and February 3, 2007.

This program, which is an obligation of a wholly-owned subsidiary of Macy’s, Inc., is not secured and Parent has fully and unconditionally guaranteed the obligations (see Note 19, “Condensed Consolidating Financial Information”).

Senior Notes and Debentures

The senior notes and the senior debentures are unsecured obligations of a wholly-owned subsidiary of Macy’s, Inc. and Parent has fully and unconditionally guaranteed these obligations (see Note 19, “Condensed Consolidating Financial Information”).

Other Financing Arrangements

There were $13 million and $23 million of other standby letters of credit outstanding at February 2, 2008, and February 3, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Accounts Payable and Accrued Liabilities

	February 2,	February 3,
	2008	2007
	(millions)

Merchandise and expense accounts payable	$2,091	$2,454
Liabilities to customers	733	687
Lease related liabilities	261	250
Current portion of workers’ compensation and general liability reserves	156	147
Severance and relocation – May integration	30	73
Accrued wages and vacation	125	173
Taxes other than income taxes	185	245
Accrued interest	149	121
Current portion of post employment and postretirement benefits	84	78
Other	313	376

	$4,127	$4,604

Liabilities to customers includes liabilities related to gift cards and customer award certificates of $635 million at February 2, 2008 and $563 million at February 3, 2007 and also includes an estimated allowance for future sales returns of $73 million at February 2, 2008 and $78 million at February 3, 2007. Adjustments to the allowance for future sales returns, which amounted to a credit of $5 million for 2007, a credit of less than $1 million for 2006, and a credit of $4 million for 2005, are reflected in cost of sales.

Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2007	2006	2005
		(millions)

Balance, beginning of year	$487	$474	$201
Acquisition	–	–	248
Charged to costs and expenses	131	178	133
Payments, net of recoveries	(147)	(165)	(108)

Balance, end of year	$471	$487	$474

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At February 2, 2008 and February 3, 2007, workers’ compensation and general liability reserves included $81 million and $94 million, respectively, of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Taxes

Income tax expense is as follows:

	2007			2006			2005
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)

Federal	$370	$(10)	$360	$429	$(23)	$406	$520	$61	$581
State and local	53	(2)	51	65	(13)	52	77	13	90

	$423	$(12)	$411	$494	$(36)	$458	$597	$74	$671

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2007, 2006 and 2005 to income from continuing operations before income taxes. The reasons for this difference and their tax effects are as follows:

	2007	2006	2005
		(millions)

Expected tax	$462	$506	$715
State and local income taxes, net of federal income tax benefit	36	35	59
Settlement of federal tax examinations	(78)	(80)	(10)
Reduction of valuation allowance	–	–	(89)
Other	(9)	(3)	(4)

	$411	$458	$671

During the fourth quarter of 2007, the Company settled an Internal Revenue Service (“IRS”) examination for fiscal years 2003, 2004 and 2005. As a result of the settlement, the Company recognized previously unrecognized tax benefits and related accrued interest totaling $78 million, primarily attributable to losses related to the disposition of a former subsidiary.

On May 24, 2006, the Company received a refund of $155 million from the IRS as a result of settling an IRS examination for fiscal years 2000, 2001 and 2002. The refund was also primarily attributable to losses related to the disposition of a former subsidiary. As a result of the settlement, the Company recognized a tax benefit of approximately $80 million and approximately $17 million of interest income in 2006, including the reversal of $6 million of accrued interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 2,	February 3,
	2008	2007
	(millions)

Deferred tax assets:
Post employment and postretirement benefits	$522	$511
Accrued liabilities accounted for on a cash basis for tax purposes	258	357
Long-term debt	159	180
Unrecognized state tax benefits and accrued interest	102	–
Federal operating loss carryforwards	14	28
State operating loss carryforwards	39	43
Other	86	51
Valuation allowance	(19)	(24)

Total deferred tax assets	1,161	1,146

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(1,867)	(2,007)
Merchandise inventories	(435)	(420)
Intangible assets	(384)	(357)
Other	(144)	(142)

Total deferred tax liabilities	(2,830)	(2,926)

Net deferred tax liability	$(1,669)	$(1,780)

The valuation allowance of $19 million at February 2, 2008 and $24 million at February 3, 2007 relates to net deferred tax assets for state net operating loss carryforwards. The net change in the valuation allowance amounted to a decrease of $5 million for 2007 and an increase of $2 million for 2006. Subsequent realization of the state net operating loss carryforwards associated with the valuation allowance at February 2, 2008 would result in a $4 million reduction to goodwill and a $15 million reduction to income tax expense.

As of February 2, 2008, the Company had federal net operating loss carryforwards of approximately $40 million, which will expire between 2008 and 2009 and state net operating loss carryforwards, net of valuation allowance, of approximately $586 million, which will expire between 2008 and 2028.

The Company adopted the provisions of FIN 48 on February 4, 2007, and the adoption resulted in a net increase to accruals for uncertain tax positions of $1 million, an increase to the beginning balance of accumulated equity of $1 million and an increase to goodwill of $2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(millions)

Balance at February 4, 2007	$308
Additions based on tax positions related to the current year	33
Additions for tax positions of prior years	11
Reductions for tax positions of prior years (including $18 million credited to goodwill)	(90)
Settlements	(14)
Statute expirations (including $6 million credited to goodwill)	(11)

Balance at February 2, 2008	$237

As of February 2, 2008, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, is $107 million.

In conjunction with the adoption of FIN 48, the Company has classified unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets. At February 2, 2008, $229 million of unrecognized tax benefits is included in other liabilities and $8 million is included in income taxes on the Consolidated Balance Sheets.

Also in conjunction with the adoption of FIN 48 the Company has classified federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and adopted a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. In prior periods, such interest on federal tax issues was recognized as a component of interest income or expense while such interest on state and local tax issues was already recognized as a component of income tax expense. During 2007, 2006 and 2005, the Company recognized charges of $3 million, $21 million and $8 million, respectively, in income tax expense for federal, state and local interest and penalties. Also during 2007, $7 million of the accrual for federal, state and local interest and penalties was recognized as a reduction of goodwill.

The Company had approximately $66 million and $80 million accrued for the payment of federal, state and local interest and penalties at February 2, 2008 and February 3, 2007, respectively. The $66 million of accrued federal, state and local interest and penalties at February 2, 2008 primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at February 2, 2008 are insignificant. At February 2, 2008, approximately $60 million of federal, state and local interest and penalties is included in other liabilities and $6 million is included in income taxes on the Consolidated Balance Sheets.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 1997. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Plans

The Company has a funded defined benefit plan (“Pension Plan”) and defined contribution plans (“Savings Plans”), which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has an unfunded defined benefit supplementary retirement plan (“SERP”), which includes benefits, for certain employees, in excess of qualified plan limitations. For 2007, 2006 and 2005, retirement expense for these plans totaled $170 million, $197 million and $185 million, respectively.

Effective February 4, 2007, the Company adopted the measurement date provision of SFAS 158. This required a change in the Company’s measurement date, which was previously December 31, to be the date of the Company’s fiscal year-end. As a result, the Company recorded a $6 million decrease to accumulated equity, a $29 million decrease to accumulated other comprehensive loss, a $37 million decrease to other liabilities and a $14 million increase to deferred income taxes.

Measurement of plan assets and obligations for the Pension Plan and the SERP are calculated as of February 2, 2008 for 2007 and December 31, 2006 for 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of February 2, 2008 and December 31, 2006:

	2007	2006
	(millions)

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$2,818	$2,807
Service cost	104	119
Interest cost	157	163
Adjustment for measurement date change	(43)	–
Plan merger	–	(182)
Plan amendments	–	(5)
Actuarial loss (gain)	(58)	257
Benefits paid	(322)	(341)

Projected benefit obligation, end of year	$2,656	$2,818
Changes in plan assets (primarily stocks, bonds and U.S. government securities) Fair value of plan assets, beginning of year	$2,555	$2,398
Actual return on plan assets	98	330
Adjustment for measurement date change	(12)	–
Plan merger	–	68
Company contributions	–	100
Benefits paid	(322)	(341)

Fair value of plan assets, end of year	$2,319	$2,555

Funded status at end of year	$(337)	$(263)

Amounts recognized in the Consolidated Balance Sheets at February 2, 2008 and February 3, 2007:
Other liabilities	$(337)	$(263)

Amounts recognized in accumulated other comprehensive loss (income) at February 2, 2008 and February 3, 2007:
Net actuarial loss	$276	$296
Prior service credit	(4)	(5)

	$272	$291

The accumulated benefit obligation for the Pension Plan was $2,441 million and $2,605 million as of February 2, 2008 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive income for the Company’s Pension Plan included the following actuarially determined components:

	2007	2006	2005
		(millions)

Net Periodic Pension Cost
Service cost	$104	$119	$84
Interest cost	157	163	120
Expected return on assets	(196)	(206)	(165)
Amortization of net actuarial loss	23	27	45
Amortization of prior service cost	(1)	–	–

	87	103	84
Other Changes in Plan Assets and Projected Benefit Obligation
Recognized in Other Comprehensive Income
Net actuarial loss	40	–	–
Amortization of net actuarial loss	(23)	–	–
Amortization of prior service cost	1	–	–

	18	–	–

Total recognized in net periodic pension cost and other comprehensive income	$105	$103	$84

The estimated net actuarial loss and prior service credit for the Pension Plan that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost during 2008 are $9 million and $(1) million, respectively.

As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the Pension Plan.

The following weighted average assumptions were used to determine benefit obligations for the Pension Plan at February 2, 2008 and December 31, 2006:

	2007	2006

Discount rate	6.25%	5.85%
Rate of compensation increases	5.40%	5.40%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to determine net periodic pension cost for the Company’s Pension Plan:

	2007	2006	2005

Discount rate prior to plan merger or change in measurement date	5.85%	5.70%	5.75%
Discount rate subsequent to plan merger or change in measurement date	5.95%	6.50%	–
Discount rate on acquired plan at acquisition date	–	–	5.25%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increases	5.40%	5.40%	5.40%

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

The following provides the weighted average asset allocations, by asset category, of the assets of the Company’s Pension Plan as of February 2, 2008 and December 31, 2006 and the policy targets:

	Targets	2007	2006

Equity securities	60%	58%	63%
Debt securities	25	26	24
Real estate	10	11	9
Other	5	5	4

	100%	100%	100%

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

No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2007. The Company made a $100 million voluntary funding contribution to the Pension Plan in 2006. The Company currently anticipates that it will not be required to make any additional contributions to the Pension Plan until January 2010, but may make voluntary funding contributions prior to that date based on the estimate of the Pension Plan’s expected funded status. As of the date of this report, the Company is considering making a voluntary funding contribution to the Pension Plan of approximately $175 million in December 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be paid from the Pension Plan:

(millions)

Fiscal year:
2008	$269
2009	243
2010	241
2011	242
2012	247
2013-2017	1,204

Supplementary Retirement Plan

The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of February 2, 2008 and December 31, 2006:

	2007	2006
	(millions)

Change in projected benefit obligation
Projected benefit obligation, beginning of year	$673	$671
Service cost	7	9
Interest cost	38	39
Adjustment for measurement date change	(6)	–
Plan merger	–	(54)
Plan amendments	–	(5)
Actuarial loss (gain)	(27)	46
Benefits paid	(42)	(33)

Projected benefit obligation, end of year	$643	$673
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	42	33
Benefits paid	(42)	(33)

Fair value of plan assets, end of year	$–	$–

Funded status at end of year	$(643)	$(673)

Amounts recognized in the Consolidated Balance Sheets at February 2, 2008 and February 3, 2007:
Accounts payable and accrued liabilities	$(50)	$(45)
Other liabilities	(593)	(628)

	$(643)	$(673)

Amounts recognized in accumulated other comprehensive loss (income) at February 2, 2008 and February 3, 2007:
Net actuarial loss	$38	$75
Prior service credit	(7)	(8)

	$31	$67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for the supplementary retirement plan was $603 million as of February 2, 2008 and $615 million as of December 31, 2006.

Net pension costs and other amounts recognized in other comprehensive income for the supplementary retirement plan included the following actuarially determined components:

	2007	2006	2005
		(millions)

Net Periodic Pension Cost
Service cost	$7	$9	$9
Interest cost	38	39	24
Amortization of net actuarial loss	1	8	13
Amortization of prior service cost	(1)	(1)	(1)

	45	55	45
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial gain	(27)	–	–
Amortization of net actuarial loss	(1)	–	–
Amortization of prior service cost	1	–	–

	(27)	–	–

Total recognized in net periodic pension cost and other comprehensive income	$18	$55	$45

The estimated net actuarial loss and prior service credit for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost during 2008 are $0 and $(1) million, respectively.

As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The following weighted average assumptions were used to determine benefit obligations for the supplementary retirement plan at February 2, 2008 and December 31, 2006:

	2007	2006

Discount rate	6.25%	5.85%
Rate of compensation increases	7.20%	7.20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2007	2006	2005

Discount rate prior to plan merger or change in measurement date	5.85%	5.70%	5.75%
Discount rate subsequent to plan merger or change in measurement date	5.95%	6.30%	–
Discount rate on acquired plan at acquisition date	–	–	5.25%
Rate of compensation increases	7.20%	7.20%	7.20%

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

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)

Fiscal year:
2008	$50
2009	48
2010	50
2011	51
2012	51
2013-2017	255

Savings Plans

The Savings Plans include a voluntary savings feature for eligible employees. The Company’s contribution is based on the Company’s annual earnings and the minimum contribution is 33 1/3% of an employee’s eligible savings. Expense for the Savings Plans amounted to $38 million for 2007, $39 million for 2006 and $56 million for 2005.

Deferred Compensation Plan

The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At February 2, 2008, and February 3, 2007, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $51 million and $48 million, respectively. Expense for 2007, 2006 and 2005 was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective February 4, 2007, the Company adopted the measurement date provision of SFAS 158. This required a change in the Company’s measurement date, which was previously December 31, to be the date of the Company’s fiscal year-end. As a result, the Company recorded a $1 million decrease to accumulated equity and a $1 million increase to other liabilities.

Measurement of obligations for the postretirement obligations are calculated as of February 2, 2008 for 2007 and December 31, 2006 for 2006.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of February 2, 2008 and December 31, 2006:

	2007	2006
	(millions)

Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$361	$359
Interest cost	21	20
Adjustment for measurement date change	1	–
Actuarial (gain) loss	(3)	15
Medicare Part D subsidy	2	2
Benefits paid	(31)	(35)

Accumulated postretirement benefit obligation, end of year	$351	$361
Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	31	35
Benefits paid	(31)	(35)

Fair value of plan assets, end of year	$–	$–

Funded status at end of year	$(351)	$(361)

Amounts recognized in the Consolidated Balance Sheets at February 2, 2008 and February 3, 2007:
Accounts payable and accrued liabilities	$(34)	$(33)
Other liabilities	(317)	(328)

	$(351)	$(361)

Amounts recognized in accumulated other comprehensive loss (income) at February 2, 2008 and February 3, 2007:
Net actuarial loss	$14	$19
Prior service credit	–	(1)

	$14	$18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive income included the following actuarially determined components:

	2007	2006	2005
	(millions)

Net Periodic Postretirement Benefit Cost
Service cost	$–	$–	$1
Interest cost	21	20	18
Amortization of net actuarial loss	1	1	2
Amortization of prior service cost	(1)	(2)	(5)

	21	19	16
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial gain	(3)	–	–
Amortization of net actuarial loss	(1)	–	–
Amortization of prior service cost	1	–	–

	(3)	–	–

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$18	$19	$16

The estimated net actuarial loss of the postretirement obligations that will be amortized from accumulated other comprehensive loss into net postretirement benefit cost during 2008 is $2 million.

As permitted under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The following weighted average assumptions were used to determine benefit obligations for the postretirement obligations at February 2, 2008 and December 31, 2006:

	2007	2006

Discount rate	6.25%	5.85%

The following weighted average assumptions were used to determine net postretirement benefit expense for the postretirement obligations:

	2007	2006	2005

Discount rate prior to change in measurement date	5.85%	5.70%	5.75%
Discount rate subsequent to change in measurement date	5.95%	–	–
Discount rate on acquired plan at acquisition date	–	–	5.25%

The postretirement obligation assumptions are evaluated annually and updated as necessary. The Company determines the appropriate discount rate with reference to the current yield earned on an index of investment-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grade long-term bonds and the impact of a yield curve analysis to account for the difference in duration between the long-term bonds and the postretirement obligation’s estimated payments.

The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs.

The following provides the assumed health care cost trend rates related to the Company’s postretirement obligations at February 2, 2008 and December 31, 2006:

	2007	2006

Health care cost trend rates assumed for next year	7.33%-12.03%	9.75%-11.75%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage	1 – Percentage
	Point Increase	Point Decrease
	(millions)

Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	$18	$(16)

The following benefit payments are estimated to be funded by the Company and paid from the postretirement obligations:

(millions)

Fiscal year:
2008	$34
2009	34
2010	33
2011	33
2012	32
2013-2017	145

The estimated benefit payments reflect estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 of $2 million in each of 2008, 2009, 2010, 2011 and 2012 and $8 million for the period 2013 to 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock Based Compensation

The Company has equity plans intended to provide an equity interest in the Company to key management personnel and thereby provide additional incentives for such persons to devote themselves to the maximum extent practicable to the businesses of the Company and its subsidiaries. As of the date of the Merger, the Company assumed May’s equity plan, which has since been amended to have identical terms and provisions of the Company’s other equity plan. At the date of the Merger, all outstanding May options under May’s equity plan were fully vested and were converted into options to acquire common stock of the Company in accordance with the Merger agreement. The following disclosures present the Company’s equity plans on a combined basis. The equity plans are administered by the Compensation and Management Development Committee of the Board of Directors (the “CMD Committee”). The CMD Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors. Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms and typically vest ratably over four years of continued employment.

The Company also has a stock credit plan. Beginning in 2004, key management personnel became eligible to earn a stock credit grant over a two-year performance period ended January 28, 2006. In general, each stock credit is intended to represent the right to receive the value associated with one share of the Company’s common stock, including dividends paid on shares of the Company’s common stock during the period from the end the performance period until such stock credit is settled in cash. There were a total of 776,110 stock credit awards outstanding as of February 2, 2008, including reinvested dividend equivalents earned during the holding period, relating to the 2004 grant. The value of one-half of the stock credits awarded to participants in 2004 was paid in cash in early 2008 and the value of the other half of such stock credits will be paid in cash in early 2009. Additionally, in 2006, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending February 2, 2008. There were a total of 1,477,631 stock credit awards outstanding as of February 2, 2008, relating to the 2006 grant. In general, with respect to the stock credits awarded to participants in 2006, the value of one-half of the stock credits earned plus reinvested dividend equivalents will be paid in cash in early 2010 and the value of the other half of such earned stock credits plus reinvested dividend equivalents will be paid in cash in early 2011. Compensation expense for stock credit awards is recorded on a straight-line basis over the vesting period and is calculated based on the ending stock price for each reporting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, the Company recorded approximately $63 million of stock-based compensation expense for stock options and approximately $4 million of stock-based compensation expense for restricted stock. Also during 2007, the Company recorded a credit of approximately $7 million related to stock credits, reflecting a decrease in the stock price used to calculate settlement amounts. During 2006, the Company recorded approximately $47 million of stock-based compensation expense for stock options, approximately $41 million of stock-based compensation expense for stock credits and approximately $3 million of stock based compensation expense for restricted stock. During 2005, the Company recorded approximately $9 million of stock-based compensation expense for stock credits and approximately $1 million of stock based compensation expense for restricted stock. All stock-based compensation expense is recorded in selling, general and administrative expense in the Consolidated Statements of Income. The income tax benefit recognized in the Consolidated Statements of Income related to stock-based compensation was approximately $22 million, approximately $34 million, and approximately $4 million for 2007, 2006 and 2005, respectively.

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

The fair value of stock-based awards granted during 2007, 2006 and 2005 and the weighted average assumptions used to estimate the fair value of stock options are as follows:

	2007	2006	2005

Weighted average grant date fair value of stock options granted during the period	$16.64	$13.83	$10.54
Weighted average grant date fair value of restricted stock granted during the period	$44.10	$36.24	N/A
Dividend yield	1.2%	1.5%	1.8%
Expected volatility	36.9%	39.8%	37.5%
Risk-free interest rate	4.6%	4.6%	4.3%
Expected life	5.3 years	5.3 years	5.3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma effect on net income and earnings per share for 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R for stock options granted prior to January 29, 2006.

(millions, except per share data)

Net income, as reported	$1,406
Add stock-based employee compensation cost included in reported net income, net of related tax benefit	7
Deduct stock-based employee compensation cost determined under the fair value method for all awards, net of related tax benefit	(39)

Pro forma net income	$1,374

Earnings per share – net income:
Basic – as reported	$3.30

Basic – pro forma	$3.23

Diluted – as reported	$3.24

Diluted – pro forma	$3.15

Stock option activity for 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(years)	(millions)

Outstanding, beginning of period	40,644.5	$26.99
Granted	5,393.5	45.90
Canceled or forfeited	(1,053.6)	36.62
Exercised	(7,902.7)	25.75

Outstanding, end of period	37,081.7	$29.73

Exercisable, end of period	24,427.3	$25.10	4.2	$71

Options expected to vest	10,756.3	$38.66	8.2	$(115)

The total intrinsic value of options exercised was $145 million, $168 million and $156 million in 2007, 2006 and 2005, respectively. The total grant-date fair value of stock options that vested during 2007, 2006 and 2005 was $54 million, $57 million and $66 million, respectively. Cash received from stock option exercises under the Company’s equity plan amounted to approximately $204 million for 2007, $319 million for 2006 and $273 million for 2005. Tax benefits realized from exercised stock options and vested restricted stock amounted to approximately $51 million for 2007, $62 million for 2006 and $61 million for 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock award activity for 2007 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested, beginning of period	387,000	$30.15
Granted	82,000	44.10
Forfeited	(30,000)	35.82
Vested	(100,500)	12.85

Nonvested, end of period	338,500	$38.16

During 2007, 82,000 shares of Common Stock were granted in the form of restricted stock at per share market values of $40.23 to $46.51, fully vesting after either three or four years. During 2006, 286,000 shares of Common Stock were granted in the form of restricted stock at per share market values of $35.82 to $36.44, fully vesting after three years. No shares of common stock were granted in the form of restricted stock during 2005. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of restricted stock units or stock appreciation rights under the equity plans.

As of February 2, 2008, 23.0 million shares of common stock were available for additional grants pursuant to the Company’s equity plans, of which 3.8 million shares were available for grant in the form of restricted stock or restricted stock units. Common stock is delivered out of treasury stock upon the exercise of stock options and grant of restricted stock.

As of February 2, 2008, the Company had $116 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years. As of February 2, 2008, the Company had $7 million of unrecognized compensation costs related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.5 years.

15.	Shareholders’ Equity

The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 495.0 million shares of Common Stock issued and 419.7 million shares of Common Stock outstanding at February 2, 2008, and 604.0 million shares of Common Stock issued and 496.9 million shares of Common Stock outstanding at February 3, 2007 (with shares held in the Company’s treasury being treated as issued, but not outstanding).

On May 19, 2006, the Company’s board of directors approved a two-for-one stock split to be effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed on June 9, 2006 to shareholders of record on May 26, 2006.

During 2007, the Company retired 109 million shares of Common Stock. During 2005, in connection with the Merger, the Company issued approximately 200 million shares of Company common stock and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options to purchase an additional 18.8 million shares of Company common stock valued at approximately $6.0 billion in the aggregate.

The Company’s board of directors initially approved a $500 million authorization to purchase common stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003, additional $750 million authorizations on each of February 27, 2004 and July 20, 2004, an additional authorization of $2,000 million on August 25, 2006, and an additional $4,000 million on February 26, 2007. All authorizations are cumulative and do not have an expiration date. Under its share repurchase program, the Company purchased 85.3 million shares of Common Stock at a cost of approximately $3,322 million in 2007 and 62.4 million shares of Common Stock at a cost of approximately $2,500 million in 2006. No shares of Common Stock were purchased under its share repurchase program in 2005. As of February 2, 2008, the Company’s share repurchase program had approximately $850 million of authorization remaining.

In February 2007, the Company effected the immediate repurchase of 45 million outstanding shares for an initial payment of approximately $2,000 million, subject to settlement provisions pursuant to the terms of the related accelerated share repurchase agreements, which included derivative financial instruments indexed to shares of Common Stock. Upon settlement of the accelerated share repurchase agreements in May and June of 2007, the Company received approximately 700,000 additional shares of Common Stock, resulting in a total of approximately 45.7 million shares being repurchased.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common	Deferred			Common
	Stock	Compensation			Stock
	Issued	Plans	Other	Total	Outstanding
	(thousands)

Balance at January 29, 2005	396,775.7	(1,218.3)	(61,267.4)	(62,485.7)	334,290.0
Stock issued in acquisition	199,449.2				199,449.2
Stock issued under stock plans	2,183.9	(68.8)	11,080.4	11,011.6	13,195.5
Stock repurchases:
Other			(224.0)	(224.0)	(224.0)
Deferred compensation plan distributions		75.6		75.6	75.6

Balance at January 28, 2006	598,408.8	(1,211.5)	(50,411.0)	(51,622.5)	546,786.3
Stock issued under stock plans	5,629.7	(72.8)	6,988.8	6,916.0	12,545.7
Stock repurchases:
Repurchase program			(62,447.6)	(62,447.6)	(62,447.6)
Other			(5.1)	(5.1)	(5.1)
Deferred compensation plan distributions		45.3		45.3	45.3

Balance at February 3, 2007	604,038.5	(1,239.0)	(105,874.9)	(107,113.9)	496,924.6
Stock issued under stock plans		(81.3)	8,092.2	8,010.9	8,010.9
Stock repurchases:
Repurchase program			(85,219.5)	(85,219.5)	(85,219.5)
Other			(73.2)	(73.2)	(73.2)
Deferred compensation plan distributions		102.2		102.2	102.2
Retirement of common stock	(109,000.0)		109,000.0	109,000.0	–

Balance at February 2, 2008	495,038.5	(1,218.1)	(74,075.4)	(75,293.5)	419,745.0

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

The estimated fair values of certain financial instruments of the Company are as follows:

	February 2, 2008			February 3, 2007
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value
(millions)

Long-term debt	$8,711	$9,053	$8,448	$7,423	$7,802	$7,567

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

17.	Earnings Per Share

The reconciliation of basic earnings per share to diluted earnings per share based on income from continuing operations is as follows:

	2007		2006		2005
	Income	Shares	Income	Shares	Income	Shares
	(millions, except per share data)

Income from continuing operations and average number of shares outstanding	$909	445.6	$988	539.0	$1,373	425.2
Shares to be issued under deferred compensation plans		1.0		1.0		0.8

	$909	446.6	$988	540.0	$1,373	426.0
Basic earnings per share	$2.04		$1.83		$3.22

Effect of dilutive securities - Stock options and restricted stock		5.2		7.7		8.6

	$909	451.8	$988	547.7	$1,373	434.6
Diluted earnings per share	$2.01		$1.80		$3.16

In addition to the stock options and restricted stock reflected in the foregoing table, stock options to purchase 20.2 million shares of common stock at prices ranging from $27.00 to $46.15 per share and 274,000 shares of restricted stock were outstanding at February 2, 2008, stock options to purchase 1.4 million shares of common stock at prices ranging from $40.27 to $44.45 per share and 286,000 shares of restricted stock were outstanding at February 3, 2007 and stock options to purchase 5.8 million shares of common stock at prices ranging from $34.84 to $40.26 per share were outstanding at January 28, 2006 but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Results (unaudited)

Unaudited quarterly results for the last two years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(millions, except per share data)

2007:
Net sales	$5,921	$5,892	$5,906	$8,594
Cost of sales	(3,564)	(3,507)	(3,585)	(5,021)

Gross margin	2,357	2,385	2,321	3,573
Selling, general and administrative expenses	(2,113)	(2,038)	(2,121)	(2,282)
May integration costs	(36)	(97)	(17)	(69)
Income from continuing operations	52	74	33	750
Discontinued operations	(16)	–	–	–

Net income	36	74	33	750
Basic earnings per share:
Income from continuing operations	.11	.16	.08	1.74
Net income	.08	.16	.08	1.74
Diluted earnings per share:
Income from continuing operations	.11	.16	.08	1.73
Net income	.08	.16	.08	1.73
2006:
Net sales	$5,930	$5,995	$5,886	$9,159
Cost of sales	(3,627)	(3,470)	(3,513)	(5,409)
Inventory valuation adjustments – May integration	(6)	(134)	(28)	(10)

Gross margin	2,297	2,391	2,345	3,740
Selling, general and administrative expenses	(2,154)	(2,117)	(2,094)	(2,313)
May integration costs	(123)	(43)	(117)	(167)
Gains on sale of accounts receivable	–	191	–	–
Income (loss) from continuing operations	(74)	282	20	760
Discontinued operations	22	35	(23)	(27)

Net income (loss)	(52)	317	(3)	733
Basic earnings per share:
Income (loss) from continuing operations	(.13)	.51	.03	1.47
Net income (loss)	(.09)	.57	(.01)	1.42
Diluted earnings per share:
Income (loss) from continuing operations	(.13)	.51	.03	1.45
Net income (loss)	(.09)	.57	(.01)	1.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Condensed Consolidating Financial Information

Parent has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, Macy’s Retail Holdings, Inc. (formerly known as Federated Retail Holdings, Inc.) (“Subsidiary Issuer”). “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, Leadville Insurance Company and Snowdin Insurance Company and, prior to the respective dates of their dispositions, Priscilla of Boston and David’s Bridal, Inc. and its subsidiaries, including After Hours Formalwear, Inc. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer, including Macy’s Merchandising Group International, LLC, are also reflected in “Other Subsidiaries.”

Condensed Consolidating Balance Sheets as of February 2, 2008 and February 3, 2007, the related Condensed Consolidating Statements of Income for 2007, 2006 and 2005, and the related Condensed Consolidating Statements of Cash Flows for 2007, 2006, and 2005 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 2, 2008
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents	$335	$75	$173	$–	$583
Accounts receivable	–	68	395	–	463
Merchandise inventories	–	2,704	2,356	–	5,060
Supplies and prepaid expenses	–	118	100	–	218
Income taxes	21	–	–	(21)	–
Deferred income tax assets	–	–	7	(7)	–

Total Current Assets	356	2,965	3,031	(28)	6,324
Property and Equipment – net	3	6,292	4,696	–	10,991
Goodwill	–	6,564	2,569	–	9,133
Other Intangible Assets – net	–	290	541	–	831
Other Assets	4	155	351	–	510
Deferred Income Tax Assets	22	–	–	(22)	–
Intercompany Receivable	1,045	–	1,412	(2,457)	–
Investment in Subsidiaries	8,707	4,805	–	(13,512)	–

Total Assets	$10,137	$21,071	$12,600	$(16,019)	$27,789

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$664	$2	$–	$666
Accounts payable and accrued liabilities	159	1,880	2,088	–	4,127
Income taxes	–	11	354	(21)	344
Deferred income taxes	–	230	–	(7)	223

Total Current Liabilities	159	2,785	2,444	(28)	5,360
Long-Term Debt	–	9,058	29	–	9,087
Intercompany Payable	–	2,457	–	(2,457)	–
Deferred Income Taxes	–	882	586	(22)	1,446
Other Liabilities	71	877	1,041	–	1,989
Shareholders’ Equity	9,907	5,012	8,500	(13,512)	9,907

Total Liabilities and Shareholders’ Equity	$10,137	$21,071	$12,600	$(16,019)	$27,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
FOR 2007
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net Sales	$–	$13,746	$14,983	$(2,416)	$26,313
Cost of sales	–	(8,630)	(9,371)	2,324	(15,677)

Gross margin	–	5,116	5,612	(92)	10,636
Selling, general and administrative expenses	(10)	(4,732)	(3,919)	107	(8,554)
May integration costs	–	(139)	(87)	7	(219)

Operating income (loss)	(10)	245	1,606	22	1,863
Interest (expense) income, net:
External	24	(574)	7	–	(543)
Intercompany	48	(142)	94	–	–
Equity in earnings of subsidiaries	752	620	–	(1,372)	–

Income from continuing operations before income taxes	814	149	1,707	(1,350)	1,320
Federal, state and local income tax benefit (expense)	79	116	(600)	(6)	(411)

Income from continuing operations	893	265	1,107	(1,356)	909
Discontinued operations, net of income taxes	–	–	–	(16)	(16)

Net income	$893	$265	$1,107	$(1,372)	$893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2007
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income	$893	$265	$1,107	$(1,372)	$893
Loss from discontinued operations	–	–	–	16	16
May integrations costs	–	139	87	(7)	219
Equity in earnings of subsidiaries	(752)	(620)	–	1,372	–
Dividends received from subsidiaries	1,512	210	–	(1,722)	–
Depreciation and amortization	1	701	602	–	1,304
(Increase) decrease in working capital	6	(315)	128	(16)	(197)
Other, net	46	898	(948)	–	(4)

Net cash provided by continuing operating activities	1,706	1,278	976	(1,729)	2,231

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	–	(370)	(492)	7	(855)
Proceeds from the disposition of discontinued operations	66	–	–	–	66

Net cash provided (used) by continuing investing activities	66	(370)	(492)	7	(789)

Cash flows from continuing financing activities:
Debt issued, net of debt repaid	–	1,303	(2)	–	1,301
Dividends paid	(230)	(1,000)	(722)	1,722	(230)
Acquisition of common stock, net of common stock issued	(3,065)	–	–	–	(3,065)
Intercompany activity, net	922	(1,163)	240	1	–
Other, net	(32)	(46)	2	1	(75)

Net cash used by continuing financing activities	(2,405)	(906)	(482)	1,724	(2,069)

Net cash provided (used) by continuing operations	(633)	2	2	2	(627)
Net cash used by discontinued operations	–	–	–	(1)	(1)

Net increase (decrease) in cash and cash equivalents	(633)	2	2	1	(628)
Cash and cash equivalents at beginning of period	968	73	171	(1)	1,211

Cash and cash equivalents at end of period	$335	$75	$173	$–	$583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 3, 2007
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents	$968	$73	$171	$(1)	$1,211
Accounts receivable	2	98	419	(2)	517
Merchandise inventories	–	2,654	2,672	(9)	5,317
Supplies and prepaid expenses	–	130	126	(5)	251
Income taxes	31	–	–	(31)	–
Deferred income tax assets	–	–	25	(25)	–
Assets of discontinued operations	–	–	–	126	126

Total Current Assets	1,001	2,955	3,413	53	7,422
Property and Equipment – net	3	6,028	5,550	(108)	11,473
Goodwill	–	5,443	3,761	–	9,204
Other Intangible Assets – net	–	303	580	–	883
Other Assets	4	211	354	(1)	568
Deferred Income Tax Assets	3	–	–	(3)	–
Intercompany Receivable	1,923	–	2,299	(4,222)	–
Investment in Subsidiaries	9,524	6,779	–	(16,303)	–

Total Assets	$12,458	$21,719	$15,957	$(20,584)	$29,550

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$647	$3	$–	$650
Accounts payable and accrued liabilities	197	1,894	2,562	(49)	4,604
Income taxes	–	272	424	(31)	665
Deferred income taxes	–	152	–	(24)	128
Liabilities of discontinued operations	–	–	–	48	48

Total Current Liabilities	197	2,965	2,989	(56)	6,095
Long-Term Debt	–	7,809	38	–	7,847
Intercompany Payable	–	4,222	–	(4,222)	–
Deferred Income Taxes	–	850	805	(3)	1,652
Other Liabilities	7	110	1,585	–	1,702
Shareholders’ Equity	12,254	5,763	10,540	(16,303)	12,254

Total Liabilities and Shareholders’ Equity	$12,458	$21,719	$15,957	$(20,584)	$29,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2006
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss)	$995	$290	$1,297	$(1,587)	$995
Income from discontinued operations	–	–	–	(7)	(7)
Gains on the sale of accounts receivable	–	–	(191)	–	(191)
May integrations costs	–	355	358	(85)	628
Equity in earnings of subsidiaries	(905)	(682)	–	1,587	–
Dividends received from subsidiaries	2,165	–	–	(2,165)	–
Depreciation and amortization	1	638	626	–	1,265
Proceeds from sale of proprietary accounts receivable	–	–	1,860	–	1,860
(Increase) decrease in working capital	58	(338)	(646)	30	(896)
Other, net	(44)	(326)	400	8	38

Net cash provided (used) by continuing operating activities	2,270	(63)	3,704	(2,219)	3,692

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	(2)	(153)	(638)	97	(696)
Proceeds from the disposition of discontinued operations	740	882	165	–	1,787
Repurchase of accounts receivable	–	–	(1,141)	–	(1,141)
Proceeds from the sale of repurchased accounts receivable	–	–	1,323	–	1,323

Net cash provided (used) by continuing investing activities	738	729	(291)	97	1,273

Cash flows from continuing financing activities:
Debt repaid, net of debt issued	–	(1,531)	(4)	1	(1,534)
Dividends paid	(274)	(1,500)	(665)	2,165	(274)
Acquisition of common stock, net of common stock issued	(2,118)	–	–	–	(2,118)
Intercompany activity, net	245	2,554	(2,887)	88	–
Other, net	90	(149)	(28)	–	(87)

Net cash provided (used) by continuing financing activities	(2,057)	(626)	(3,584)	2,254	(4,013)

Net cash provided (used) by continuing operations	951	40	(171)	132	952
Net cash provided by discontinued operations	–	–	–	11	11

Net increase (decrease) in cash and cash equivalents	951	40	(171)	143	963
Cash and cash equivalents at beginning of period	17	33	342	(144)	248

Cash and cash equivalents at end of period	$968	$73	$171	$(1)	$1,211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR 2005
(millions)

		Subsidiary	Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income	$1,406	$541	$1,234	$(1,775)	$1,406
Income from discontinued operations	–	–	–	(33)	(33)
Gains on the sale of accounts receivable	–	(94)	(386)	–	(480)
May integrations costs	–	55	139	–	194
Equity in earnings of subsidiaries	(1,297)	(477)	–	1,774	–
Dividends received from subsidiaries	889	–	–	(889)	–
Depreciation and amortization	–	233	770	(27)	976
Proceeds from sale of proprietary accounts receivable	–	94	2,101	–	2,195
(Increase) decrease in working capital not separately identified	(82)	301	(164)	18	73
Other, net	153	(539)	221	(21)	(186)

Net cash provided (used) by continuing operating activities	1,069	114	3,915	(953)	4,145

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	(1)	(93)	(604)	61	(637)
Acquisition of The May Department Stores Company, net of cash acquired	(5,321)	–	–	–	(5,321)
Proceeds from sale of non-proprietary accounts receivable	–	–	1,388	–	1,388
Increase in non-proprietary accounts receivable	–	–	(131)	–	(131)

Net cash provided (used) by continuing investing activities	(5,322)	(93)	653	61	(4,701)

Cash flows from continuing financing activities:
Debt repaid, net of debt issued	4,579	(3,514)	(1,240)	–	(175)
Dividends paid	(157)	(280)	(609)	889	(157)
Issuance of common stock, net	329	–	–	–	329
Intercompany activity, net	(1,129)	3,840	(2,546)	(165)	–
Other, net	(38)	(34)	(15)	32	(55)

Net cash provided (used) by continuing financing activities	3,584	12	(4,410)	756	(58)

Net cash provided (used) by continuing operations	(669)	33	158	(136)	(614)
Net cash used by discontinued operations	–	–	–	(6)	(6)

Net increase (decrease) in cash and cash equivalents	(669)	33	158	(142)	(620)
Cash and cash equivalents at beginning of period	686	–	184	(2)	868

Cash and cash equivalents at end of period	$17	$33	$342	$(144)	$248