Form 10-Q
period 2008-05-03
Macy's, Inc.
filed 2008-06-09
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-13536

Macy's, Inc.

Incorporated in Delaware	I.R.S. Employer Identification No.
13-3324058
7 West Seventh Street
Cincinnati, Ohio 45202
(513) 579-7000

and

151 West 34th Street
New York, New York 10001
(212) 494-1602

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                        Yes [X]                                No  [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]        Accelerated filer [   ]           Non-accelerated filer [   ]                 Smaller reporting company [   ]
                                                                (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at May 30, 2008 420,477,236 shares

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

MACY'S, INC.

Consolidated Statements of Operations
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	May 3, 2008	May 5, 2007

Net sales.................................................	$ 5,747	$ 5,921

Cost of sales...........................................	(3,527)	(3,564)

Gross margin..........................................	2,220	2,357

Selling, general and administrative expenses.....	(2,103)	(2,113)

Division consolidation costs..................	(87)	-

May integration costs......................	-	(36)

Operating income.......................	30	208

Interest expense.....................................	(142)	(137)

Interest income..........................................	6	12

Income (loss) from continuing operations before income taxes.	(106)	83

Federal, state and local income tax benefit (expense)...........	47	(31)

Income (loss) from continuing operations......	(59)	52

Discontinued operations, net of income taxes.....	-	(16)

Net income (loss)...................	$ (59)	$ 36

Basic earnings (loss) per share:
Income (loss) from continuing operations.....	$ (.14)	$ .11
Loss from discontinued operations.................	-	(.03)
Net income (loss)..............................	$ (.14)	$ .08

Diluted earnings (loss) per share:
Income (loss) from continuing operations......	$ (.14)	$ .11
Loss from discontinued operations.................	-	(.03)
Net income (loss)..............................	$ (.14)	$ .08

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Balance Sheets
(Unaudited)

(millions)

	May 3, 2008	February 2, 2008	May 5, 2007
ASSETS:
Current Assets:
Cash and cash equivalents..................	$ 366	$ 583	$ 500
Receivables.......................................	385	463	504
Merchandise inventories....................	5,284	5,060	5,499
Income tax receivable.......................	64	-	-
Supplies and prepaid expenses........	249	218	281
Total Current Assets.....................	6,348	6,324	6,784

Property and Equipment - net of accumulated depreciation and amortization of $5,395, $5,139 and $4,853..........	10,741	10,991	11,229
Goodwill.........................................	9,133	9,133	9,199
Other Intangible Assets - net..........	818	831	878
Other Assets...............................	539	510	541

Total Assets.............................	$27,579	$27,789	$28,631

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.......................	$ 1,016	$ 666	$ 648
Accounts payable and accrued liabilities.......	4,357	4,127	4,354
Income taxes..............................	-	344	39
Deferred income taxes.................	243	223	196
Total Current Liabilities............	5,616	5,360	5,237

Long-Term Debt............................	8,723	9,087	9,425
Deferred Income Taxes..................	1,445	1,446	1,508
Other Liabilities.............................	1,984	1,989	1,980
Shareholders' Equity.......................	9,811	9,907	10,481

Total Liabilities and Shareholders' Equity...	$27,579	$27,789	$28,631

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	13 Weeks Ended May 3, 2008	13 Weeks Ended May 5, 2007
Cash flows from continuing operating activities:
Net income (loss)..................................................	$ (59)	$ 36
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Loss from discontinued operations.....................	-	16
Stock-based compensation expense..................	21	28
Division consolidation costs...............................	87	-
May integration costs.......................................	-	36
Depreciation and amortization..........................	315	329
Amortization of financing costs and premium on acquired debt.....	(7)	(9)
Changes in assets and liabilities:
Decrease in receivables..............................	78	12
Increase in merchandise inventories............	(224)	(182)
Increase in supplies and prepaid expenses...	(31)	(30)
Decrease in other assets not separately identified.......	-	9
Increase (decrease) in accounts payable and accrued liabilities not separately identified............	233	(220)
Decrease in current income taxes....................	(408)	(342)
Increase (decrease) in deferred income taxes.........................	22	(77)
Increase (decrease) in other liabilities not separately identified..............................	(6)	24
Net cash provided (used) by continuing operating activities.	21	(370)

Cash flows from continuing investing activities:
Purchase of property and equipment..............	(81)	(125)
Capitalized software.......................................	(27)	(25)
Proceeds from the disposition of After Hours Formalwear........	-	66
Proceeds from hurricane insurance claims..................	-	1
Disposition of property and equipment.....................	9	52
Net cash used by continuing investing activities.........	(99)	(31)

Cash flows from continuing financing activities:
Debt issued....................................................	-	1,600
Financing costs..............................................	-	(15)
Debt repaid...................................................	(6)	(8)
Dividends paid..............................................	(55)	(58)
Decrease in outstanding checks......................	(83)	(63)
Acquisition of treasury stock..........................	-	(1,991)
Issuance of common stock.............................	5	226
Net cash used by continuing financing activities.......	(139)	(309)

Net cash used by continuing operations................	(217)	(710)

Net cash provided by discontinued operating activities........	-	7
Net cash used by discontinued investing activities...............	-	(7)
Net cash used by discontinued financing activities............	-	(1)
Net cash used by discontinued operations.......................	-	(1)

Net decrease in cash and cash equivalents.....................	(217)	(711)
Cash and cash equivalents at beginning of period...........	583	1,211

Cash and cash equivalents at end of period.................	$ 366	$ 500

Supplemental cash flow information:
Interest paid........................................................	$ 162	$ 128
Interest received..................................................	7	14
Income taxes paid (net of refunds received)............	356	399

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.      Summary of Significant Accounting Policies

Macy's, Inc. and subsidiaries (the "Company") is a retail organization operating retail stores and websites that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods.  The Company's operations include more than 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (the "2007 10-K").  The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2007 10-K.

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

The Consolidated Financial Statements for the 13 weeks ended May 3, 2008 and May 5, 2007, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 3, 2008 and May 5, 2007 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company ("May").  The operations of the acquired Lord & Taylor division and the bridal group (consisting of David's Bridal, After Hours Formalwear and Priscilla of Boston) have been divested and were presented as discontinued operations (see Note 4, "Discontinued Operations").

Certain reclassifications were made to the prior fiscal year's amounts to conform with the classifications of such amounts for the current fiscal year.

Effective February 3, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"), as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The SFAS 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  The adoption of SFAS 157 as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not have and is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets and liabilities that are required to be measured at fair value on a recurring basis at May 3, 2008:

Fair Value Measurements
	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities.......	$ 95	$ 44	$ 51	$ -

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-2 ("FSP 157-2") that permits a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually).  This deferral will impact the Company's accounting for certain nonfinancial assets and liabilities accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  The Company has elected this deferral and is currently in the process of evaluating the impact the full adoption of SFAS 157 will have on the Company's consolidated financial position, results of operations and cash flows.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS 159"), which provides companies with the option to report selected financial assets and liabilities at fair value, became effective for the Company beginning February 3, 2008.  The Company did not elect to report any financial assets and liabilities at fair value at February 3, 2008 or at May 3, 2008.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin ("ARB") No. 51," ("SFAS 160").  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not anticipate the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations," ("SFAS 141R").  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement will affect any future acquisitions entered into by the Company, and beginning with fiscal 2009 the Company will no longer account for adjustments to acquired tax liabilities and unrecognized tax benefits as increases or decreases to goodwill.  After adoption of SFAS 141R, such adjustments will be accounted for in income tax expense.

In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," ("SFAS 161").  SFAS 161 expands disclosure requirements for derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company is currently in the process of evaluating the impact of adopting SFAS 161 on the Company's consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS 162").  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board's amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS 162 will have an impact on the Company's consolidated financial position, results of operations or cash flows.

2.  Division Consolidation Costs

Division consolidation costs represent certain costs associated with the "My Macy's" localization initiative.  This initiative is to strengthen local market focus and enhance selling service to enable the Company to both accelerate same-store sales growth and reduce expenses.  In combination with the localization initiative, the Company commenced the consolidation of the Minneapolis-based Macy's North organization into New York-based Macy's East, the St. Louis-based Macy's Midwest organization into Atlanta-based Macy's South and the Seattle-based Macy's Northwest organization into San Francisco-based Macy's West.  With My Macy's, the Company is taking action in certain markets to ensure that customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs.  The Company will concentrate more management talent in certain local markets, create new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers, and empower locally based executives to make more and better decisions.  My Macy's is expected to drive sales growth by improving knowledge at the local level and then acting quickly on that knowledge.

During the 13 weeks ended May 3, 2008, the Company recorded $87 million of costs and expenses associated with the division consolidation and localization initiatives, consisting primarily of severance costs and other human resource-related costs.

The following table shows the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative during the 13 weeks ended May 3, 2008:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	May 3, 2008
(millions)
Severance costs.......	$ -	$ 68	$ 7	$ 61

The Company expects to pay out the accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 31, 2009.

3.  May Integration Costs

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company's pre-existing businesses and the consolidation of certain operations of the Company.  The Company completed its review of store locations and distribution center facilities during 2007, closing certain underperforming stores, temporarily closing other stores for remodeling to optimize merchandise offering strategies, closing certain distribution center facilities, and consolidating operations in existing or newly constructed facilities.  The remaining non-divested stores or facilities which have been closed, totaling approximately $75 million, are classified as assets held for sale and are included in other assets on the Consolidated Balance Sheets as of May 3, 2008.

During the 13 weeks ended May 5, 2007, the Company recorded $36 million of costs and expenses associated with the integration and consolidation of May's operations into the Company's operations, including additional costs related to closed locations, system conversion costs and costs related to other operational consolidations.

During the 13 weeks ended May 5, 2007, approximately $30 million of property and equipment was transferred to assets held for sale upon store or facility closure.  In addition, property and equipment totaling approximately $16 million was disposed of in connection with the May integration and the Company collected approximately $22 million of receivables from a prior year disposition.

The following tables show, for the 13 weeks ended May 3, 2008 and May 5, 2007, the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the May integration:

	February 2, 2008	Payments	May 3, 2008
(millions)
Severance and relocation costs......	$ 30	$ (19)	$ 11

The Company expects to pay out the accrued severance and relocation costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 31, 2009.

	February 2, 2007	Charged To May Integration Costs	Payments	May 5, 2007
(millions)
Severance and relocation costs......	$ 73	$ 2	$ (36)	$ 39

4.      Discontinued Operations

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

Discontinued operations included net sales of approximately $27 million for the 13 weeks ended May 5, 2007.  No consolidated interest expense had been allocated to discontinued operations.  For the 13 weeks ended May 5, 2007, the loss from discontinued operations, including the loss on disposal of the Company's After Hours Formalwear business, totaled $22 million before income taxes, with a related income tax benefit of $6 million.

In connection with the sale of the David's Bridal and Priscilla of Boston businesses, the Company agreed to indemnify the buyer and related parties of the buyer for certain losses or liabilities incurred by the buyer or such related parties with respect to (1) certain representations and warranties made to the buyer by the Company in connection with the sale, (2) liabilities relating to the After Hours Formalwear Business under certain circumstances, and (3) certain pre-closing tax obligations.  The representations and warranties in respect of which the Company is subject to indemnification are generally limited to representations and warranties relating to the capitalization of the entities that were sold, the Company's ownership of the equity interests that were sold, the enforceability of the agreement and certain employee benefits and tax matters.  The indemnity for breaches of most of these representations expired on March 31, 2008, with the exception of certain representations relating to capitalization and the Company's ownership interest, in respect of which the indemnity does not expire and is not subject to a cap or deductible.

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

5.      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share based on income (loss) from continuing operations:

	13 Weeks Ended
	May 3, 2008			May 5, 2007
	Loss		Shares	Income		Shares
(millions, except per share figures)
Income (loss) from continuing operations and average number of shares outstanding.............	$ (59)		419.8	$ 52		467.2
Shares to be issued under deferred compensation plans..............			1.1			1.0
	$ (59)		420.9	$ 52		468.2

Basic earnings (loss) per share...		$(.14)			$.11

Effect of dilutive securities - stock options and restricted stock...			-			8.2
	$ (59)		420.9	$ 52		476.4

Diluted earnings (loss) per share....		$(.14)			$.11

Stock options to purchase 41.6 million shares of common stock at prices ranging from $12.79 to $46.15 per share and 483,000 shares of restricted stock were outstanding at May 3, 2008, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 3, 2008 because their inclusion would have been antidilutive.

In addition to the stock options and restricted stock reflected in the foregoing table, stock options to purchase 11.3 million shares of common stock at prices ranging from $35.83 to $46.15 per share and 269,000 shares of restricted stock were outstanding at May 5, 2007, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 5, 2007 because their inclusion would have been antidilutive.

6.      Benefit Plans

The Company has a funded defined benefit plan ("Pension Plan") and defined contribution plans, which cover substantially all employees who work 1,000 hours or more in a year.  The Company also has an unfunded defined benefit supplementary retirement plan ("SERP"), which provides benefits, for certain employees, in excess of qualified plan limitations.

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Pension Plan	(millions)
Service cost..................................................	$ 27	$ 29
Interest cost.................................................	40	40
Expected return on assets...................	(47)	(51)
Recognition of net actuarial loss.....................	1	5
Amortization of prior service cost...................	-	(1)
	$ 21	$ 22

Supplementary Retirement Plan
Service cost..................................................	$ 1	$ 2
Interest cost.................................................	10	10
Recognition of net actuarial loss.....................	-	-
Amortization of prior service cost...................	-	-
	$ 11	$ 12

Postretirement Obligations
Service cost..................................................	$ -	$ -
Interest cost.................................................	5	5
Recognition of net actuarial loss.....................	1	-
Amortization of prior service cost...................	-	-
	$ 6	$ 5

7.      Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 13 weeks ended May 3, 2008 and May 5, 2007:

	May 3, 2008	May 5, 2007
	(millions)

Accumulated other comprehensive loss, at beginning of period..........	$ (182)	$ (182)
Adjustment to adopt new accounting pronouncements, net of income tax effect of $14 million...........................	-	29
Unrealized loss on marketable securities, net of income tax effect of $4 million and $13 million..........................	(6)	(21)
Post employment and postretirement benefit plans:
Recognition of net actuarial loss, net of income tax effect of $1 million and $2 million......................	1	3
Prior service cost, net of income tax effect...............	-	(1)
Accumulated other comprehensive loss, at end of period.........	$ (187)	$ (172)

8.      Legal Settlement

 The Company is subject to a wage and hour class action in California.  As a result of developments occurring in the 13 weeks ended May 3, 2008, the Company concluded that it is probable that a loss of approximately $23 million will be incurred to settle this legal matter and has recorded this estimated amount as part of selling, general and administrative expenses.  However, because this settlement is subject to court approval, there can be no assurance that the outcome of the legal matter will not result in an additional loss.

9.      Condensed Consolidating Financial Information

Macy's, Inc. ("Parent") has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, Macy's Retail Holdings, Inc. ("Subsidiary Issuer").  "Other Subsidiaries" includes all other direct subsidiaries of Parent, including FDS Bank, Leadville Insurance Company and Snowdin Insurance Company and, prior to the date of disposition, After Hours Formalwear, Inc.  "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis.  The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer, including Macy's Merchandising Group International, LLC, are also reflected in "Other Subsidiaries."

Condensed Consolidating Balance Sheets as of May 3, 2008, May 5, 2007 and February 2, 2008, the related Condensed Consolidating Statements of Operations for the 13 weeks ended May 3, 2008 and May 5, 2007, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 3, 2008 and May 5, 2007 are presented on the following pages.

Condensed Consolidating Balance Sheet
As of May 3, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.......	$ 135	$ 75	$ 157	$ (1)	$ 366
Receivables...............	-	28	357	-	385
Merchandise inventories.........	-	2,751	2,533	-	5,284
Supplies and prepaid expenses.	-	110	139	-	249
Deferred income tax assets.......	-	-	3	(3)	-
Income tax receivable......	123	-	-	(59)	64
Total Current Assets.....	258	2,964	3,189	(63)	6,348

Property and Equipment - net.......	-	6,110	4,631	-	10,741
Goodwill.............	-	6,564	2,569	-	9,133
Other Intangible Assets - net..	-	280	538	-	818
Other Assets............	3	161	375	-	539
Deferred Income Tax Assets......	107	-	-	(107)	-
Intercompany Receivable.........	1,564	-	640	(2,204)	-
Investment in Subsidiaries.......	8,066	4,822	-	(12,888)	-
Total Assets..................	$9,998	$20,901	$11,942	$(15,262)	$27,579

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.....................	$ -	$ 1,014	$ 2	$ -	$ 1,016
Accounts payable and accrued liabilities...........................	112	2,022	2,224	(1)	4,357
Income taxes......................	-	19	40	(59)	-
Deferred income taxes.........	8	238	-	(3)	243
Total Current Liabilities.....	120	3,293	2,266	(63)	5,616

Long-Term Debt.......................	-	8,694	29	-	8,723
Intercompany Payable............	-	2,204	-	(2,204)	-
Deferred Income Taxes.............	-	1,074	478	(107)	1,445
Other Liabilities.......................	67	855	1,062	-	1,984
Shareholders' Equity................	9,811	4,781	8,107	(12,888)	9,811
Total Liabilities and Shareholders' Equity.......	$9,998	$20,901	$11,942	$(15,262)	$27,579

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended May 3, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales....................................	$ -	$3,059	$3,224	$ (536)	$5,747

Cost of sales....................................	-	(2,005)	(2,040)	518	(3,527)

Gross margin.....................................	-	1,054	1,184	(18)	2,220

Selling, general and administrative expenses..	(2)	(1,168)	(951)	18	(2,103)

Division consolidation costs...........	-	(56)	(31)	-	(87)

Operating income (loss)..........................	(2)	(170)	202	-	30

Interest (expense) income, net:
External....................................	4	(141)	1	-	(136)
Intercompany...............................	8	(42)	34	-	-

Equity in earnings of subsidiaries..........	(76)	17	-	59	-

Income (loss) before income taxes.............	(66)	(336)	237	59	(106)

Federal, state and local income tax benefit (expense)	7	110	(70)	-	47

Net income (loss)...................	$ (59)	$ (226)	$ 167	$ 59	$ (59)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 3, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss)....................................	$ (59)	$ (226)	$ 167	$ 59	$ (59)
Division consolidation costs.....................	-	56	31	-	87
Equity in earnings of subsidiaries.............	76	(17)	-	(59)	-
Dividends received from subsidiaries.......	555	-	-	(555)	-
Depreciation and amortization.................	-	170	145	-	315
(Increase) decrease in working capital......	(32)	101	(421)	-	(352)
Other, net .................................................	(81)	183	(72)	-	30
Net cash provided (used) by continuing operating activities............	459	267	(150)	(555)	21

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net.............	-	4	(103)	-	(99)
Net cash provided (used) by continuing investing activities.................	-	4	(103)	-	(99)

Cash flows from continuing financing activities:
Debt repaid.........................................	-	(5)	(1)	-	(6)
Dividends paid......................................	(55)	-	(555)	555	(55)
Issuance of common stock..................	5	-	-	-	5
Intercompany activity, net....................	(492)	(265)	757	-	-
Other, net............................................	(117)	(1)	36	(1)	(83)
Net cash provided (used) by continuing financing activities......	(659)	(271)	237	554	(139)

Net decrease in cash and cash equivalents.....	(200)	-	(16)	(1)	(217)
Cash and cash equivalents at beginning of period.......................................	335	75	173	-	583

Cash and cash equivalents at end of period...	$ 135	$ 75	$ 157	$ (1)	$ 366

Condensed Consolidating Balance Sheet
As of May 5, 2007

 (millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.........	$ 246	$ 71	$ 183	$ -	$ 500
Receivables.................................	-	56	448	-	504
Merchandise inventories.........	-	2,767	2,732	-	5,499
Supplies and prepaid expenses..	-	118	163	-	281
Deferred income tax assets.......	7	-	-	(7)	-
Income tax receivable....	2	-	-	(2)	-
Total Current Assets..........	255	3,012	3,526	(9)	6,784

Property and Equipment - net.....	3	5,805	5,421	-	11,229
Goodwill...................................	-	5,440	3,759	-	9,199
Other Intangible Assets - net........	-	301	577	-	878
Other Assets....................	4	185	352	-	541
Intercompany Receivable.......	1,067	-	1,799	(2,866)	-
Investment in Subsidiaries........	9,363	6,929	-	(16,292)	-
Total Assets...............	$10,692	$21,672	$15,434	$(19,167)	$28,631

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt............................	$ -	$ 645	$ 3	$ -	$ 648
Accounts payable and accrued liabilities.................................	112	1,724	2,518	-	4,354
Income taxes...........................	-	10	31	(2)	39
Deferred income taxes..........	-	189	14	(7)	196
Total Current Liabilities.......	112	2,568	2,566	(9)	5,237

Long-Term Debt........................	-	9,394	31	-	9,425
Intercompany Payable..............	-	2,866	-	(2,866)	-
Deferred Income Taxes................	4	902	602	-	1,508
Other Liabilities...............................	95	258	1,627	-	1,980
Shareholders' Equity..................	10,481	5,684	10,608	(16,292)	10,481
Total Liabilities and Shareholders' Equity.............	$10,692	$21,672	$15,434	$(19,167)	$28,631

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended May 5, 2007

 (millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales.....................................	$ -	$ 2,849	$ 3,700	$ (628)	$5,921

Cost of sales....................................	-	(1,814)	(2,341)	591	(3,564)

Gross margin....................................	-	1,035	1,359	(37)	2,357

Selling, general and administrative expenses.	(4)	(1,099)	(1,062)	52	(2,113)

May integration costs................	-	(17)	(26)	7	(36)

Operating income (loss)....................	(4)	(81)	271	22	208

Interest (expense) income, net:
External...............................	9	(136)	2	-	(125)
Intercompany.......................	17	(35)	18	-	-

Equity in earnings of subsidiaries........	12	118	-	(130)	-

Income (loss) from continuing operations before income taxes................	34	(134)	291	(108)	83

Federal, state and local income tax benefit (expense).................	2	44	(71)	(6)	(31)

Income (loss) from continuing operations...	36	(90)	220	(114)	52

Discontinued operations, net of income taxes.	-	-	-	(16)	(16)

Net income (loss)........................	$ 36	$ (90)	$ 220	$ (130)	$ 36

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 5, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss)...................................	$ 36	$ (90)	$ 220	$ (130)	$ 36
Loss from discontinued operations.........	-	-	-	16	16
May integration costs..............................	-	17	26	(7)	36
Equity in earnings of subsidiaries..............	(12)	(118)	-	130	-
Dividends received from subsidiaries........	122	-	-	(122)	-
Depreciation and amortization..................	-	161	168	-	329
Increase in working capital.....................	(12)	(477)	(257)	(16)	(762)
Other, net ............................................	88	262	(375)	-	(25)
Net cash provided (used) by continuing operating activities...	222	(245)	(218)	(129)	(370)

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net.......	-	3	(107)	7	(97)
Proceeds from the disposition of After Hours Formalwear...................	66	-	-	-	66
Net cash provided (used) by continuing investing activities.....	66	3	(107)	7	(31)

Cash flows from continuing financing activities:
Debt issued, net of debt repaid.............	-	1,593	(1)	-	1,592
Dividends paid....................................	(58)	-	(122)	122	(58)
Acquisition of common stock, net of common stock issued....................	(1,765)	-	-	-	(1,765)
Intercompany activity, net....................	854	(1,311)	455	2	-
Other, net....................................	(41)	(42)	5	-	(78)
Net cash provided (used) by continuing financing activities.....	(1,010)	240	337	124	(309)

Net cash provided (used) by continuing operations..........................................	(722)	(2)	12	2	(710)
Net cash used by discontinued operations...	-	-	-	(1)	(1)

Net increase (decrease) in cash and cash equivalents.................................	(722)	(2)	12	1	(711)
Cash and cash equivalents at beginning of period.....................................	968	73	171	(1)	1,211

Cash and cash equivalents at end of period..	$ 246	$ 71	$ 183	$ -	$ 500

Condensed Consolidating Balance Sheet
As of February 2, 2008

 (millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents..............	$ 335	$ 75	$ 173	$ -	$ 583
Receivables...................................	-	68	395	-	463
Merchandise inventories..............	-	2,704	2,356	-	5,060
Supplies and prepaid expenses......	-	118	100	-	218
Income taxes................................	21	-	-	(21)	-
Deferred income tax assets............	-	-	7	(7)	-
Total Current Assets................	356	2,965	3,031	(28)	6,324

Property and Equipment - net...........	3	6,292	4,696	-	10,991
Goodwill.........................................	-	6,564	2,569	-	9,133
Other Intangible Assets - net............	-	290	541	-	831
Other Assets...................................	4	155	351	-	510
Deferred Income Tax Assets...........	22	-	-	(22)	-
Intercompany Receivable.................	1,045	-	1,412	(2,457)	-
Investment in Subsidiaries..............	8,707	4,805	-	(13,512)	-
Total Assets...........................	$10,137	$21,071	$12,600	$(16,019)	$27,789

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt..........................	$ -	$ 664	$ 2	$ -	$ 666
Accounts payable and accrued liabilities...................................	159	1,880	2,088	-	4,127
Income taxes.............................	-	11	354	(21)	344
Deferred income taxes..............	-	230	-	(7)	223
Total Current Liabilities...........	159	2,785	2,444	(28)	5,360

Long-Term Debt............................	-	9,058	29	-	9,087
Intercompany Payable..................	-	2,457	-	(2,457)	-
Deferred Income Taxes................	-	882	586	(22)	1,446
Other Liabilities..............................	71	877	1,041	-	1,989
Shareholders' Equity........................	9,907	5,012	8,500	(13,512)	9,907
Total Liabilities and Shareholders' Equity..............	$10,137	$21,071	$12,600	$(16,019)	$27,789

MACY'S, INC.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations

For purposes of the following discussion, all references to "first quarter of 2008" and "first quarter of 2007" are to the Company's 13-week fiscal periods ended May 3, 2008 and May 5, 2007, respectively.

The Company is a retail organization operating retail stores that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico.  The Company operates coast-to-coast under two retail brands - Macy's and Bloomingdale's.

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

In 2005, the Company launched a new nationwide Macy's customer loyalty program, called Star Rewards, in coordination with the launch of the Macy's nameplate in cities across the country.  The program provides an enhanced level of benefits to Macy's best credit card customers.

On August 30, 2005, the Company completed its merger with The May Department Stores Company ("May") (the "Merger").  The Company added about 400 Macy's locations nationwide in 2006 as it converted the regional department store nameplates acquired through the Merger.  In conjunction with the conversion process, the Company identified certain store locations and distribution center facilities to be divested.

Following the Merger, the Company announced its intention to sell the acquired Lord & Taylor division of May and the acquired May bridal group business (which included David's Bridal, After Hours Formalwear and Priscilla of Boston).  The sale of the Lord & Taylor division was completed in October 2006, the sale of David's Bridal and Priscilla of Boston was completed in January 2007 and the sale of After Hours Formalwear was completed in April 2007.  As a result of the Company's disposition of the Lord & Taylor division and bridal group business, these businesses were reported as discontinued operations.  Unless otherwise indicated, the following discussion relates to the Company's continuing operations.

In February 2008, the Company announced a new initiative to strengthen local market focus and enhance selling service expected to enable the Company to both accelerate same-store sales growth and reduce expense. The localization initiative, called "My Macy's," was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. To maximize the results from My Macy's, the Company is taking action in certain markets that will: concentrate more management talent in local markets, effectively reducing the "span of control" over local stores; create new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empower locally based executives to make more and better decisions.  In combination with the localization initiative, the Company commenced the consolidation of the Minneapolis-based Macy's North organization into New York-based Macy's East, the St. Louis-based Macy's Midwest organization into Atlanta-based Macy's South and the Seattle-based Macy's Northwest organization into San Francisco-based Macy's West.  The Atlanta-based division was renamed Macy's Central. The savings from the division consolidation process, net of the amount invested in localization initiatives and increased store staffing levels, are expected to reduce selling, general and administrative (SG&A) expenses by approximately $100 million per year, beginning in 2009. The partial-year reduction in SG&A expenses for 2008 is estimated at approximately $60 million. The Company anticipates incurring approximately $150 million in human resource-related division consolidation costs in fiscal 2008.

The Company's operations are impacted by competitive pressures from department stores, specialty stores, mass merchandisers and all other retail channels.  The Company's operations are also impacted by general consumer spending levels, which are affected by general economic conditions, consumer confidence and employment levels, the availability and cost of consumer credit, the level of consumer debt, the costs of basic necessities and other goods, weather conditions and other factors over which the Company has little or no control.

In recent periods, there have been substantial increases in the costs of basic necessities, such as food, motor fuels, heating oil, natural gas and electricity.  Sustained increases in the cost of such items could reduce the amount of funds that consumers are willing and able to spend for other goods, including some of the merchandise offered by the Company.  In addition to adversely affecting the unit volumes of merchandise sold by the Company, such reductions in consumer spending could adversely affect the sales prices for the merchandise offered by the Company (and, accordingly, the Company's gross margin), as the Company is required to take markdowns on its merchandise in order to keep its inventories current.  Based on its assessment of market conditions and its recent performance, the Company is assuming that its comparable store sales in fiscal 2008 will be in the range of down 1.0% to up 1.5% from levels in fiscal 2007.

The Company cannot predict whether, when or the manner in which the economic conditions described above will change.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report.  The following discussion contains forward‑looking statements that reflect the Company's plans, estimates and beliefs.  The Company's actual results could materially differ from those discussed in these forward‑looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward‑Looking Statements") and in the 2007 10-K (particularly in "Risk Factors").

MACY'S, INC.

Results of Operations

Comparison of the 13 Weeks Ended May 3, 2008 and May 5, 2007

The net loss for the first quarter of 2008 was $59 million, compared to net income of $36 million in the first quarter of 2007.  The net loss for the first quarter of 2008 includes the impact of $87 million of division consolidation costs.  The net income for the first quarter of 2007 included income from continuing operations of $52 million and a loss from discontinued operations of $16 million.  Income from continuing operations in the first quarter of 2007 included the impact of $36 million of May integration costs.  The loss from discontinued operations in the first quarter of 2007 included the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and after-tax basis.

Net sales for the first quarter of 2008 totaled $5,747 million, compared to net sales of $5,921 million for the first quarter of 2007, a decrease of $174 million or 2.9%.  On a comparable store basis (sales from the continuing businesses of stores in operation throughout the first quarter of 2007 and the first quarter of 2008 and all direct to customer sales), net sales for the first quarter of 2008 were down 2.6% compared to the first quarter of 2007.  By family of business, sales in the first quarter of 2008 were strongest in young men's, men's collections, men's furnishings, cosmetics, watches, handbags, furniture, mattresses and housewares.  The weaker businesses during the quarter were women's ready to wear and home textiles.

Cost of sales was $3,527 million or 61.4% of net sales for the first quarter of 2008, compared to $3,564 million or 60.2% of net sales for the first quarter of 2007, a decrease of $37 million.  The cost of sales rate for the first quarter of 2008 reflects higher net markdowns as a percent of net sales intended to keep inventories current.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $2,103 million or 36.6% of net sales for the first quarter of 2008, compared to $2,113 million or 35.7% of net sales for the first quarter of 2007, a decrease of $10 million.  Included in SG&A expenses in the first quarter of 2008 is an accrual related to a potential legal settlement of $23 million.  The SG&A rate as a percent to sales was higher in the first quarter of 2008, compared to the first quarter of 2007, primarily because of weaker sales as well as the reserve for the potential litigation settlement.  SG&A expenses in the first quarter of 2008 included lower depreciation and amortization expenses and lower stock-based compensation expenses compared to the first quarter of 2007.  Depreciation and amortization expense was $315 million for the first quarter of 2008, compared to $329 million for the first quarter of 2007.  Stock-based compensation expense was $21 million for the first quarter of 2008, compared to $28 million for the first quarter of 2007.

Division consolidation costs for the first quarter of 2008 amounted to $87 million, primarily relating to severance costs and other human resource-related costs.

May integration costs for the first quarter of 2007 amounted to $36 million, primarily related to additional costs related to closed locations, system conversion costs and costs related to other operational consolidations.

Net interest expense was $136 million for the first quarter of 2008, compared to $125 million for the first quarter of 2007, an increase of $11 million.  The increase in net interest expense for the first quarter of 2008, as compared to the first quarter of 2007, resulted from higher average outstanding borrowings and a decrease in income on invested cash.

The Company's effective income tax rate of 44.2% for the first quarter of 2008 and 37.2% for the first quarter of 2007 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues.

For the first quarter of 2007, the loss from the discontinued operations of the acquired After Hours Formalwear business, net of income taxes, was $16 million on sales of approximately $27 million.  The loss from discontinued operations included the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and after-tax basis.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the available credit facilities described below.

Net cash provided by continuing operating activities in the first quarter of 2008 was $21 million, compared to net cash used by continuing operating activities of $370 million in the first quarter of 2007.  The change in cash flow from continuing operating activities reflects a $233 million increase in accounts payable and accrued liabilities not separately identified in the first quarter of 2008 as compared to a $220 million decrease in the first quarter of 2007.

Net cash used by continuing investing activities was $99 million for the first quarter of 2008, compared to net cash used by continuing investing activities of $31 million in the first quarter of 2007.  Continuing investing activities for the first quarter of 2008 include purchases of property and equipment totaling $81 million and capitalized software of $27 million.  During the first quarter of 2008, the Company opened one new Macy's department store.  Continuing investing activities for the first quarter of 2008 also include $9 million from the disposition of property and equipment.  Continuing investing activities for the first quarter of 2007 included purchases of property and equipment totaling $125 million and capitalized software of $25 million.  The Company opened five Macy's department stores and one Bloomingdale's department store during the first quarter of 2007.  Continuing investing activities for 2007 also included $66 million of proceeds from the disposition of the discontinued operations of After Hours Formalwear and $52 million of proceeds from the disposal of property and equipment.

Net cash used by the Company from continuing financing activities was $139 million for the first quarter of 2008, including the repayment of $6 million of debt, cash dividends paid of $55 million and a decrease in outstanding checks of $83 million, partially offset by the issuance of $5 million of its common stock, primarily related to the exercise of stock options.  During the first quarter of 2008, the Company repurchased no shares of its common stock under its share repurchase program and anticipates no share repurchases under its share repurchase program for the remainder of fiscal 2008.  Net cash used by the Company from continuing financing activities was $309 million for the first quarter of 2007, including the acquisition of 45 million shares of its common stock at an approximate cost of $1,991 million and cash dividends paid of $58 million, partially offset by debt issued of $1,600 million and the issuance of $226 million of its common stock, primarily related to the exercise of stock options.  The debt issued during the first quarter of 2007 included $1,100 million of 5.35% senior notes due 2012 and $500 million of 6.375% senior notes due 2037.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company) outstanding at any particular time.  This agreement is set to expire August 30, 2012.  As of May 3, 2008, the Company had no borrowings outstanding under this agreement.

The Company also maintains an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount at any particular time not to exceed its then-current borrowing availability under the revolving credit facility described above.  As of May 3, 2008, the Company had no outstanding borrowings under its commercial paper program.

The Company has $500 million of 6.625% senior notes due September 1, 2008, $150 million of 5.95% notes due November 1, 2008 and $350 million of 6.3% senior notes due April 1, 2009.

On May 16, 2008, the Company's board of directors declared a regular quarterly dividend of 13.25 cents per share on its common stock, payable July 1, 2008, to shareholders of record at the close of business on June 13, 2008.  This dividend reflects an increase of approximately two percent over the previous quarterly dividend rate of 13 cents per share.

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

MACY'S, INC.

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 3, 2008, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission ("SEC") rules and forms and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 4, 2007 and June 28, 2007, respectively, each of Robert L. Garber and Marlene Blanchard separately filed a purported class action lawsuit in the United States District Court for the Southern District of New York against the Company and certain members of its senior management on behalf of persons who purchased shares of the Company's common stock between February 8, 2007 and May 15, 2007.  Both complaints allege that the defendants made false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price during the relevant period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.  The plaintiffs seek an unspecified amount of compensatory damages and costs.  On September 5, 2007, the court consolidated the two actions as In re Macy's, Inc. Securities Litigation, and appointed Pinellas Park Retirement System (General Employees) as the lead plaintiff in the consolidated action.  On May 20, 2008, in response to a motion by the defendants, the court dismissed the consolidated complaint in the securities litigation without prejudice, and gave the plaintiffs until June 30, 2008, to file a further amended complaint.  The Company believes the lawsuit is without merit and intends to contest it vigorously.

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

Item 1A.  Risk Factors.

There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of common stock during the first quarter of 2008:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)

February 3, 2008 - March 1, 2008	2	28.47	-	852

March 2, 2008 - April 5, 2008	15	28.43	-	852

April 6, 2008 - May 3, 2008	3	28.24	-	852

Total	20	28.40	-

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's stockholders was held on May 16, 2008.  The Company's stockholders voted on the following items at such meeting:

(a)        The stockholders approved the election of eleven Directors for a one-year term expiring at the 2009 Annual Meeting of the Company's stockholders.  The votes for such elections were as follows:  Stephen F. Bollenbach - 367,662,541 votes in favor and 7,724,225 votes withheld; Deirdre P. Connelly - 367,553,411 votes in favor and 7,833,355 votes withheld; Meyer Feldberg - 350,567,740 votes in favor and 24,819,026 votes withheld; Sara Levinson - 365,226,059 votes in favor and 10,160,707 votes withheld; Terry J. Lundgren - 365,787,335 votes in favor and 9,721,603 votes withheld; Joseph A. Neubauer - 364,043,990 votes in favor and 11,342,776 votes withheld; Joseph A.   Pichler - 353,025,218 votes in favor and 22,361,548 votes withheld; Joyce M.          Roché - 356,672,311 votes in favor and 23,943,781 votes withheld; Karl M. von der Heyden - 365,089,938 votes in favor and 10,296,828 votes withheld; Craig E.   Weatherup - 351,442,985 votes in favor and 23,943,781 votes withheld; and Marna C. Whittington - 366,649,123 votes in favor and 9,049,203 votes withheld.

(b)        The stockholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending January 31, 2009.  The votes for the ratification were 366,649,123, the votes against the ratification were 4,517,516 and the votes abstained were 4,220,125.  There were no broker non-votes.

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

•         risks related to duties, taxes, and other charges and quotas on imports; and

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

MACY'S, INC.

Item 6.            Exhibits

10.1	Stock Credit Plan for 2008-2009 of Macy's, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2008).

10.2

Employment Agreement, dated as of April 21, 2008, between Macy's Corporate Services, Inc. and Thomas L. Cole (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 22, 2008).

10.3

 Employment Agreement, dated as of April 21, 2008, between Macy's Merchandising Group, Inc. and Janet Grove (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 22, 2008).

10.4

Employment Agreement, dated as of April 21, 2008, between Macy's Corporate Services, Inc. and Karen M. Hoguet (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 22, 2008).

10.5

 Employment Agreement, dated as of May 20, 2008, between Macy's Corporate Services, Inc. and Susan D. Kronick (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 20, 2008).

10.6

Restated Letter Agreement, dated May 30, 2008 and effective as of December 18, 2006, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. ("MCCS") (f/n/a FACS Group, Inc.), Macy's Department Stores, Inc. ("MDS"), Bloomingdale's, Inc. ("Bloomingdale's"), and Department Stores National Bank ("DSNB") (as assignee of Citibank, N.A.).

10.7	Restated Letter Agreement, dated May 30, 2008 and effective as of March 22, 2007, among the Company, FDS Bank, MCCS, MDS, Bloomingdale's and DSNB.

10.8	Restated Letter Agreement, dated May 30, 2008 and effective as of April 6, 2007, among the Company, FDS Bank, MCCS, MDS, Bloomingdale's and DSNB.

10.9	Restated Letter Agreement, dated May 30, 2008 and effective as of June 1, 2007, among the Company, FDS Bank, MCCS, MDS, Bloomingdale's and DSNB.

10.10	Restated Third Amendment to Credit Card Program Agreement, dated May 31, 2008 and effective as of February 3, 2008, among the Company, FDS Bank, MCCS, MDS, Bloomingdale's and DSNB.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

MACY'S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY'S, INC.

Dated: June 9, 2008	By: /s/ Dennis J. Broderick
Name: Dennis J. Broderick
Title: Senior Vice President, General Counsel and Secretary

By: /s/ Joel A. Belsky
Name: Joel A. Belsky
Title: Vice President and Controller
(Principal Accounting Officer)