Form 10-Q
period 2008-08-02
Macy's, Inc.
filed 2008-09-08
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      ☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

OR

      ☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value per share	Outstanding at August 29, 200 420,548,193 shares

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

MACY'S, INC.

Consolidated Statements of Income

(Unaudited)

(millions, except per share figures)

     13 Weeks Ended

     26 Weeks Ended

	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net sales..................................................	$ 5,718	$ 5,892	$11,465	$11,813

Cost of sales............................................	(3,346)	(3,507)	(6,873)	(7,071)

Gross margin...........................................	2,372	2,385	4,592	4,742

Selling, general and administrative expenses..	(2,037)	(2,038)	(4,140)	(4,151)

Division consolidation costs.......................	(26)	-	(113)	-

May integration costs................................	-	(97)	-	(133)

Asset impairment charges........................	(50)	-	(50)	-

Operating income.................................	259	250	289	458

Interest expense......................................	(147)	(146)	(289)	(283)

Interest income....................................	9	9	15	21

Income from continuing operations before income taxes.	121	113	15	196

Federal, state and local income tax expense................	(48)	(39)	(1)	(70)

Income from continuing operations...........................	73	74	14	126

Discontinued operations, net of income taxes.............	-	-	-	(16)

Net income.............................................................	$ 73	$ 74	$ 14	$ 110

Basic earnings (loss) per share:
Income from continuing operations.........................	$ .17	$ .16	$ .03	$ .27
Loss from discontinued operations..........................	-	-	-	(.03)
Net income...........................................................	$ .17	$ .16	$ .03	$ .24

Diluted earnings (loss) per share:
Income from continuing operations.........................	$ .17	$ .16	$ .03	$ .27
Loss from discontinued operations..........................	-	-	-	(.03)
Net income...........................................................	$ .17	$ .16	$ .03	$ .24

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	August 2, 2008	February 2, 2008	August 4, 2007
ASSETS:
Current Assets:
Cash and cash equivalents..................................	$ 1,293	$ 583	$ 249
Receivables.......................................................	341	463	490
Merchandise inventories.....................................	5,008	5,060	5,200
Income tax receivable........................................	27	-	-
Supplies and prepaid expenses............................	243	218	267
Total Current Assets........................................	6,912	6,324	6,206

Property and Equipment - net of accumulated depreciation and amortization of $5,677, $5,139 and $5,145...................................	10,655	10,991	11,110
Goodwill..............................................................	9,132	9,133	9,194
Other Intangible Assets - net................................	757	831	857
Other Assets.......................................................	537	510	561

Total Assets......................................................	$27,993	$27,789	$27,928

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt.................................................	$ 1,616	$ 666	$ 545
Accounts payable and accrued liabilities..............	4,094	4,127	4,266
Income taxes.....................................................	-	344	76
Deferred income taxes.......................................	234	223	192
Total Current Liabilities....................................	5,944	5,360	5,079

Long-Term Debt.................................................	8,761	9,087	9,762
Deferred Income Taxes.......................................	1,450	1,446	1,391
Other Liabilities...................................................	2,002	1,989	2,089
Shareholders’ Equity............................................	9,836	9,907	9,607

Total Liabilities and Shareholders’ Equity...........	$27,993	$27,789	$27,928

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	26 Weeks Ended August 2, 2008	26 Weeks Ended August 4, 2007
Cash flows from continuing operating activities:
Net income..............................................................................	$ 14	$ 110
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations.........................................	-	16
Stock-based compensation expense.......................................	26	32
Division consolidation costs...................................................	113	-
May integration costs............................................................	-	133
Asset impairment charges.....................................................	50	-
Depreciation and amortization................................................	630	656
Amortization of financing costs and premium on acquired debt.................................................................	(14)	(17)
Changes in assets and liabilities:
Decrease in receivables.....................................................	109	26
Decrease in merchandise inventories..................................	52	117
Increase in supplies and prepaid expenses...........................	(25)	(16)
Decrease in other assets not separately identified................	-	13
Decrease in accounts payable and accrued liabilities not separately identified.....................................	(37)	(310)
Decrease in current income taxes.......................................	(371)	(299)
Increase (decrease) in deferred income taxes......................	20	(89)
Increase in other liabilities not separately identified........................................................	25	40
Net cash provided by continuing operating activities..........	592	412

Cash flows from continuing investing activities:
Purchase of property and equipment..........................................	(284)	(403)
Capitalized software.................................................................	(63)	(50)
Proceeds from hurricane insurance claims..................................	13	1
Disposition of property and equipment........................................	22	71
Proceeds from the disposition of After Hours Formalwear..........	-	66
Net cash used by continuing investing activities.................	(312)	(315)

Cash flows from continuing financing activities:
Debt issued..............................................................................	650	2,253
Financing costs.........................................................................	(5)	(15)
Debt repaid..............................................................................	(9)	(416)
Dividends paid..........................................................................	(110)	(117)
Decrease in outstanding checks.................................................	(101)	(97)
Acquisition of treasury stock.....................................................	(1)	(2,919)
Issuance of common stock........................................................	6	253
Net cash provided (used) by continuing financing activities.......................................	430	(1,058)

Net cash provided (used) by continuing operations........................	710	(961)

Net cash provided by discontinued operating activities...................	-	7
Net cash used by discontinued investing activities.........................	-	(7)
Net cash used by discontinued financing activities.........................	-	(1)
Net cash used by discontinued operations.....................................	-	(1)

Net increase (decrease) in cash and cash equivalents...................	710	(962)
Cash and cash equivalents at beginning of period..........................	583	1,211

Cash and cash equivalents at end of period...................................	$1,293	$ 249

Supplemental cash flow information:
Interest paid.............................................................................	$ 306	$ 271
Interest received.......................................................................	15	23
Income taxes paid (net of refunds received)...............................	361	406

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.   Summary of Significant Accounting Policies

Macy’s, Inc. and subsidiaries (the “Company”) is a retail organization operating retail stores and websites that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods.  The Company’s operations include more than 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.

A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (the “2007 10-K”).  The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2007 10-K.

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

The Consolidated Financial Statements for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company (“May”).  The operations of the acquired Lord & Taylor division and the bridal group (consisting of David’s Bridal, After Hours Formalwear and Priscilla of Boston) have been divested and were presented as discontinued operations (see Note 5, “Discontinued Operations”).

Certain reclassifications were made to the prior fiscal year’s amounts to conform with the classifications of such amounts for the current fiscal year.

Effective February 3, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”), as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  The SFAS 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  The adoption of SFAS 157 as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not have and is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at August 2, 2008:

Fair Value Measurements
	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities.......	$ 95	$ 33	$ 62	$ -

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2 (“FSP 157-2”) that permits a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually).  This deferral will impact the Company’s accounting for certain nonfinancial assets and liabilities accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The Company has elected this deferral and the full adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which provides companies with the option to report selected financial assets and liabilities at fair value, became effective for the Company beginning February 3, 2008.  The adoption of this statement did not and is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin (“ARB”) No. 51,” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not anticipate the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,”(“SFAS 141R”).  SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement will affect any future acquisitions entered into by the Company, and beginning with fiscal 2009 the Company will no longer account for adjustments to acquired tax liabilities and unrecognized tax benefits as increases or decreases to goodwill.  After adoption of SFAS 141R such adjustments will be accounted for in income tax expense.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (“SFAS 161”).  SFAS 161 expands disclosure requirements for derivative instruments and hedging activities.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.   The Company does not anticipate the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411.  The Company does not anticipate the adoption of SFAS 162 will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.   Division Consolidation Costs

Division consolidation costs represent certain one-time costs related to a localization initiative, called “My Macy’s,” and division consolidations.  This initiative is to strengthen local market focus and enhance selling service to enable the Company to both accelerate same-store sales growth and reduce expenses.  In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West.  The Atlanta-based division was renamed Macy’s Central.  With My Macy’s, the Company is taking action in certain markets to ensure that customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs.  The Company is concentrating more management talent in certain local markets, has created new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers, and is empowering locally based executives to make more and better decisions.  My Macy’s is expected to drive sales growth by improving knowledge at the local level and then acting quickly on that knowledge.

During the 13 and 26 weeks ended August 2, 2008, the Company recorded $26 million and $113 million, respectively, of costs and expenses associated with the division consolidation and localization initiative, consisting primarily of severance costs and other human resource-related costs.

The following table shows the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative during the 26 weeks ended August 2, 2008:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	August 2, 2008
		(millions)
Severance costs.....	$ -	$ 68	$(57)	$ 11

The Company expects to pay out the accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 31, 2009.

 3.   May Integration Costs

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company’s pre-existing businesses and the consolidation of certain operations of the Company.  The Company completed its review of store locations and distribution center facilities during 2007, closing certain underperforming stores, temporarily closing other stores for remodeling to optimize merchandise offering strategies, closing certain distribution center facilities, and consolidating operations in existing or newly constructed facilities.  The remaining non-divested stores or facilities which have been closed, with carrying values totaling approximately $75 million, are classified as assets held for sale and are included in other assets on the Consolidated Balance Sheets as of August 2, 2008.

During the 13 weeks ended August 4, 2007, the Company recorded $97 million of costs and expenses associated with the integration and consolidation of May’s operations into the Company’s operations, including $47 million related to impairment charges in connection with distribution center facilities planned to be closed and disposed of.  The remaining $50 million of May integration costs incurred during the 13 weeks ended August 4, 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations.

During the 26 weeks ended August 4, 2007, the Company recorded $133 million of costs and expenses associated with the integration and consolidation of May’s operations into the Company’s operations, including $47 million related to impairment charges in connection with distribution center facilities planned to be closed and disposed of.  The remaining $86 million of May integration costs incurred during the 26 weeks ended August 4, 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations.

During the 26 weeks ended August 4, 2007, approximately $70 million of property and equipment was transferred to assets held for sale upon store or facility closure.  In addition, property and equipment totaling approximately $25 million was disposed of in connection with the May integration and the Company collected approximately $22 million of receivables from a prior year disposition.

 The following tables show, for the 26 weeks ended August 2, 2008 and August 4, 2007, the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the May integration:

	February 2, 2008	Payments	August 2, 2008
(millions)
Severance and relocation costs.....	$ 30	$ (23)	$ 7

The Company expects to payout the accrued severance and relocation costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 31, 2009.

	February 3, 2007	Charged To May Integration Costs	Payments	August 4, 2007
		(millions)
Severance and relocation costs.....	$ 73	$ 19	$(60)	$ 32

4.      Asset Impairment Charges

The Company completed its annual impairment test of goodwill and indefinite lived intangible assets during the second quarter of 2008.  In connection with the preparation of these financial statements, management concluded that approximately $50 million of asset impairment charges for the 13 and 26 weeks ended August 2, 2008 were required in relation to indefinite lived acquired tradenames.  As a result of the current operating performance and expectations regarding future operating performance of the Karen Scott and John Ashford private brand tradenames, it was determined that the carrying values exceeded the estimated fair values, which were based on discounted cash flows, by approximately $50 million.

5.   Discontinued Operations

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

In connection with the sale of the David’s Bridal and Priscilla of Boston businesses, the Company agreed to indemnify the buyer and related parties of the buyer for certain losses or liabilities incurred by the buyer or such related parties with respect to (1) certain representations and warranties made to the buyer by the Company in connection with the sale, (2) liabilities relating to the After Hours Formalwear Business under certain circumstances, and (3) certain pre-closing tax obligations.  The representations and warranties in respect of which the Company is subject to indemnification are generally limited to representations and warranties relating to the capitalization of the entities that were sold, the Company’s ownership of the equity interests that were sold, the enforceability of the agreement and certain employee benefits and tax matters.  The indemnity for breaches of most of these representations expired on March 31, 2008, with the exception of certain representations relating to capitalization and the Company’s ownership interest, in respect of which the indemnity does not expire and is not subject to a cap or deductible.

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

6.   Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share based on income from continuing operations:

	13 Weeks Ended
	August 2, 2008			August 4, 2007
	Income		Shares	Income		Shares
	(millions, except per share figures)
Income from continuing operations and average number of shares outstanding.........................	$ 73		420.0	$ 74		450.9
Shares to be issued under deferred compensation plans...........................			1.1			1.0
	$ 73		421.1	$ 74		451.9

Basic earnings per share......................		$.17			$.16

Effect of dilutive securities - stock options and restricted stock.......	____		1.0	____		5.9
	$ 73		422.1	$ 74		457.8

Diluted earnings per share...................		$.17			$.16

	26 Weeks Ended
	August 2, 2008			August 4, 2007
	Income		Shares	Income		Shares
	(millions, except per share figures)
Income from continuing operations and average number of shares outstanding.........................	$ 14		419.9	$ 126		459.0
Shares to be issued under deferred compensation plans...........................			1.1			1.0
	$ 14		421.0	$ 126		460.0

Basic earnings per share......................		$.03			$.27

Effect of dilutive securities - stock options and restricted stock.......	____		1.4	____		7.1
	$ 14		422.4	$ 126		467.1

Diluted earnings per share...................		$.03			$.27

In addition to the stock options and restricted stock reflected in the foregoing tables, stock options to purchase 33.9 million shares of common stock at prices ranging from $21.25 to $46.15 and 419,000 shares of restricted stock were outstanding at August 2, 2008, and stock options to purchase 12.8 million shares of common stock at prices ranging from $33.25 to $46.15 per share and 274,000 shares of restricted stock were outstanding at August 4, 2007, but were not included in the computation of diluted earnings per share because their inclusion would have been antidulitive.

7.   Benefit Plans

The Company has a funded defined benefit plan (“Pension Plan”) and defined contribution plans, which cover substantially all employees who work 1,000 hours or more in a year.  The Company also has an unfunded defined benefit supplementary retirement plan (“SERP”), which provides benefits, for certain employees, in excess of qualified plan limitations.

In addition, certain retired employees currently are provided with specified health care and life insurance benefits (“Postretirement Obligations”).  Eligibility requirements for such benefits vary by division and subsidiary, but generally state that benefits are available to eligible employees who were hired prior to a certain date and retire after a certain age with specified years of service.  Certain employees are subject to having such benefits modified or terminated.

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(millions)

Pension Plan

Service cost....................................	$ 26	$ 29	$ 53	$ 58
Interest cost....................................	40	41	80	81
Expected return on assets................	(48)	(51)	(95)	(102)
Recognition of net actuarial loss.......	2	4	3	9
Amortization of prior service cost.....	-	-	-	(1)
	$ 20	$ 23	$ 41	$ 45

Supplementary Retirement Plan
Service cost....................................	$ 2	$ 3	$ 3	$ 5
Interest cost....................................	10	10	20	20
Recognition of net actuarial loss.......	-	-	-	-
Amortization of prior service cost.....	(1)	(1)	(1)	(1)
	$ 11	$ 12	$ 22	$ 24

Postretirement Obligations
Service cost....................................	$ -	$ -	$ -	$ -
Interest cost....................................	6	5	11	10
Recognition of net actuarial loss.......	-	-	1	-
Amortization of prior service cost.....	-	-	-	-
	$ 6	$ 5	$ 12	$ 10

8.   Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 26 weeks ended August 2, 2008 and August 4, 2007:

	August 2, 2008	August 4, 2007
	(millions)
Accumulated other comprehensive loss, at beginning of period......	$ (182)	$ (182)
Adjustment to adopt new accounting pronouncements, net of income tax effect of $14 million................................................	-	29
Unrealized loss on marketable securities, net of income tax effect of $8 million and $18 million......................................	(12)	(29)
Post employment and postretirement benefit plans:
Recognition of net actuarial loss, net of income tax effect of $1 million and $4 million....................................................	3	5
Prior service cost, net of income tax effect of less than $1 million and $1 million.................................................	(1)	(1)
Accumulated other comprehensive loss, at end of period...............	$ (192)	$ (178)

9.   Legal Settlement

The Company is subject to a wage and hour class action in California.  The Company concluded that it is probable that a loss of approximately $23 million will be incurred to settle this legal matter and has recorded this estimated amount as part of selling, general and administrative expenses during the 26 weeks ended August 2, 2008.  However, because this settlement is subject to court approval, there can be no assurance that the outcome of the legal matter will not result in an additional loss.

10. Condensed Consolidating Financial Information

Macy’s, Inc. (“Parent”) has fully and unconditionally guaranteed certain long-term debt obligations of its wholly-owned subsidiary, Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”).  “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, Leadville Insurance Company and Snowdin Insurance Company and, prior to the date of disposition, After Hours Formalwear, Inc. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis.  The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer, including Macy’s Merchandising Group International, LLC, are also reflected in “Other Subsidiaries.”

Condensed Consolidating Balance Sheets as of August 2, 2008, August 4, 2007 and February 2, 2008, the related Condensed Consolidating Statements of Operations for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended August 2, 2008 and August 4, 2007 are presented on the following pages.

Condensed Consolidating Balance Sheet

As of August 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.....................	$ 1,065	$ 68	$ 160	$ -	$ 1,293
Receivables............................................	-	33	308	-	341
Merchandise inventories.......................	-	2,578	2,430	-	5,008
Supplies and prepaid expenses.............	-	115	128	-	243
Income tax receivable............................	116	-	-	(89)	27
Total Current Assets.........................	1,181	2,794	3,026	(89)	6,912

Property and Equipment - net.................	-	6,023	4,632	-	10,655
Goodwill..................................................	-	6,563	2,569	-	9,132
Other Intangible Assets - net...................	-	271	486	-	757
Other Assets............................................	4	142	391	-	537
Deferred Income Tax Assets....................	111	-	-	(111)	-
Intercompany Receivable.........................	304	-	1,211	(1,515)	-
Investment in Subsidiaries.......................	8,411	4,907	-	(13,318)	-
Total Assets.......................................	$10,011	$20,700	$12,315	$(15,033)	$27,993

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt.....................................	$ -	$ 1,614	$ 2	$ -	$ 1,616
Accounts payable and accrued liabilities.............................................	113	1,825	2,156	-	4,094
Income taxes..........................................	-	27	62	(89)	-
Deferred income taxes...........................	10	215	9	-	234
Total Current Liabilities.....................	123	3,681	2,229	(89)	5,944

Long-Term Debt......................................	-	8,733	28	-	8,761
Intercompany Payable.............................	-	1,515	-	(1,515)	-
Deferred Income Taxes............................	-	1,118	443	(111)	1,450
Other Liabilities.......................................	52	880	1,070	-	2,002
Shareholders’ Equity................................	9,836	4,773	8,545	(13,318)	9,836
Total Liabilities and Shareholders’ Equity........................	$10,011	$20,700	$12,315	$(15,033)	$27,993

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended August 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales.....................................................	$ -	$ 3,073	$ 3,097	$ (452)	$ 5,718

Cost of	-	(1,856)	(1,925)	435	(3,346)

Gross margin.....................................................	-	1,217	1,172	(17)	2,372

Selling, general and administrative expenses......	(1)	(1,142)	(911)	17	(2,037)

Division consolidation costs.............................	-	(24)	(2)	-	(26)

Asset impairment charges........................	-	-	(50)	-	(50)

Operating income (loss).......................................	(1)	51	209	-	259

Interest (expense) income, net
External............................................................	6	(146)	2	-	(138)
Intercompany.................................................	7	(41)	34	-	-

Equity in earnings of subsidiaries......................	67	85	-	(152)	-

Income (loss) before income taxes.......................	79	(51)	245	(152)	121

Federal, state and local income tax benefit (expense)..	(6)	49	(91)	-	(48)

Net income (loss)...................................................	$ 73	$ (2)	$ 154	$ (152)	$ 73

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended August 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales............................................................	$ -	$ 6,132	$ 6,321	$ (988)	$11,465

Cost of sales......................................................	-	(3,861)	(3,965)	953	(6,873)

Gross margin.......................................................	-	2,271	2,356	(35)	4,592

Selling, general and administrative expenses............	(3)	(2,310)	(1,862)	35	(4,140)

Division consolidation costs................................	-	(80)	(33)	-	(113)

Asset impairment charges.....................................	-	-	(50)	-	(50)

Operating income (loss).......................................	(3)	(119)	411	-	289

Interest (expense) income, net
External.....................................................	10	(287)	3	-	(274)
Intercompany........................................	15	(83)	68	-	-

Equity in earnings of subsidiaries..........................	(9)	102	-	(93)	-

Income (loss) before income taxes.......................	13	(387)	482	(93)	15

Federal, state and local income tax benefit (expense)	1	159	(161)	-	(1)

Net income (loss)..............................................	$ 14	$ (228)	$ 321	$ (93)	$ 14

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended August 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss).................................................	$ 14	$ (228)	$ 321	$ (93)	$ 14
Division consolidation costs................................	-	80	33	-	113
Asset impairment charges....................................	-	-	50	-	50
Equity in earnings of subsidiaries.........................	9	(102)	-	93	-
Dividends received from subsidiaries...................	271	-	-	(271)	-
Depreciation and amortization.............................	-	339	291	-	630
(Increase) decrease in working capital..................	(25)	37	(284)	-	(272)
Other, net.............................................................	(97)	233	(79)	-	57
Net cash provided by continuing operating activities......................................	172	359	332	(271)	592

Cash flows from continuing investing activities: Purchase of property and equipment and capitalized software, net..............................	-	(34)	(278)	-	(312)
Net cash used by continuing investing activities.......................................	-	(34)	(278)	-	(312)

Cash flows from continuing financing activities: Debt issued, net of debt repaid............................	-	642	(1)	-	641
Dividends paid.....................................................	(110)	-	(271)	271	(110)
Issuance of common stock, net of common stock acquired....................................	5	-	-	-	5
Intercompany activity, net...................................	779	(968)	189	-	-
Other, net.............................................................	(116)	(6)	16	-	(106)
Net cash provided (used) by continuing financing activities.....................	558	(332)	(67)	271	430

Net increase (decrease) in cash and cash equivalents.............................................	730	(7)	(13)	-	710
Cash and cash equivalents at beginning of period...............................................................	335	75	173	-	583

Cash and cash equivalents at end of period............	$1,065	$ 68	$ 160	$ -	$1,293

Condensed Consolidating Balance Sheet

As of August 4, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents..........................	$ 12	$ 72	$ 165	$ -	$ 249
Receivables.................................................	-	72	418	-	490
Merchandise inventories............................	-	2,778	2,422	-	5,200
Supplies and prepaid expenses..................	-	117	150	-	267
Deferred income tax assets.........................	15	-	38	(53)	-
Income tax receivable..................................	85	-	-	(85)	-
Total Current Assets...............................	112	3,039	3,193	(138)	6,206

Property and Equipment - net......................	3	6,468	4,639	-	11,110
Goodwill........................................................	-	6,608	2,586	-	9,194
Other Intangible Assets - net........................	-	312	545	-	857
Other Assets.................................................	4	205	352	-	561
Deferred Income Tax Assets.........................	94	-	-	(94)	-
Intercompany Receivable..............................	270	-	2,606	(2,876)	-
Investment in Subsidiaries.............................	9,347	5,561	-	(14,908)	-
Total Assets............................................	$9,830	$22,193	$13,921	$(18,016)	$27,928

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt..........................................	$ -	$ 542	$ 3	$ -	$ 545
Accounts payable and accrued liabilities..................................................	94	1,821	2,351	-	4,266
Income taxes...............................................	-	21	140	(85)	76
Deferred income taxes................................	-	245	-	(53)	192
Total Current Liabilities..........................	94	2,629	2,494	(138)	5,079

Long-Term Debt............................................	-	9,732	30	-	9,762
Intercompany Payable..................................	-	2,876	-	(2,876)	-
Deferred Income Taxes..................................	-	1,000	485	(94)	1,391
Other Liabilities.............................................	129	339	1,621	-	2,089
Shareholders’ Equity.....................................	9,607	5,617	9,291	(14,908)	9,607
Total Liabilities and Shareholders’ Equity.............................	$9,830	$22,193	$13,921	$(18,016)	$27,928

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended August 4, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales...............................................................	$ -	$ 2,959	$ 3,378	$ (445)	$ 5,892

Cost of sales.........................................................	-	(1,862)	(2,073)	428	(3,507)

Gross margin........................................................	-	1,097	1,305	(17)	2,385

Selling, general and administrative expenses.........	(2)	(1,068)	(985)	17	(2,038)

May integration costs.........................................	-	(68)	(29)	-	(97)

Operating income (loss).......................................	(2)	(39)	291	-	250

Interest (expense) income, net
External......................................................	7	(146)	2	-	(137)
Intercompany...............................................	14	(36)	22	-	-

Equity in earnings of subsidiaries......................	74	24	-	(98)	-

Income (loss) before income taxes.................	93	(197)	315	(98)	113

Federal, state and local income tax benefit (expense)..	(19)	136	(156)	-	(39)

Net income (loss).............................................	$ 74	$ (61)	$ 159	$ (98)	$ 74

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended August 4, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales..........................................................	$ -	$ 5,808	$ 7,078	$(1,073)	$11,813

Cost of sales...................................................	-	(3,676)	(4,414)	1,019	(7,071)

Gross margin....................................................	-	2,132	2,664	(54)	4,742

Selling, general and administrative expenses.........	(6)	(2,167)	(2,047)	69	(4,151)

May integration costs.....................................	-	(85)	(55)	7	(133)

Operating income (loss)....................................	(6)	(120)	562	22	458

Interest (expense) income, net
External.......................................................	16	(282)	4	-	(262)
Intercompany.............................................	31	(71)	40	-	-

Equity in earnings of subsidiaries.......................	86	142	-	(228)	-

Income (loss) from continuing operations before income taxes.......................................	127	(331)	606	(206)	196

Federal, state and local income tax benefit (expense)	(17)	180	(227)	(6)	(70)

Income (loss) from continuing operations..........	110	(151)	379	(212)	126

Discontinued operations, net of income taxes.......	-	-	-	(16)	(16)

Net income (loss).............................................	$ 110	$ (151)	$ 379	$ (228)	$ 110

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended August 4, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss).....................................................	$ 110	$ (151)	$ 379	$ (228)	$ 110
Loss from discontinued operations.........................	-	-	-	16	16
May integration costs..............................................	-	85	55	(7)	133
Equity in earnings of subsidiaries............................	(86)	(142)	-	228	-
Dividends received from subsidiaries......................	208	-	-	(208)	-
Depreciation and amortization................................	-	324	332	-	656
(Increase) decrease in working capital.....................	(80)	(409)	23	(16)	(482)
Other, net.................................................................	16	498	(535)	-	(21)
Net cash provided by continuing operating activities...........................................	168	205	254	(215)	412

Cash flows from continuing investing activities: Purchase of property and equipment and capitalized software, net.................................	-	(67)	(321)	7	(381)
Proceeds from the disposition of After Hours Formalwear.......................................	66	-	-	-	66
Net cash provided (used) by continuing investing activities............................................	66	(67)	(321)	7	(315)

Cash flows from continuing financing activities: Debt issued, net of debt repaid................................	-	1,838	(1)	-	1,837
Dividends paid.........................................................	(117)	-	(208)	208	(117)
Acquisition of common stock, net of common stock issued.............................................	(2,666)	-	-	-	(2,666)
Intercompany activity, net......................................	1,668	(1,932)	263	1	-
Other, net.................................................................	(75)	(45)	7	1	(112)
Net cash provided (used) by continuing financing activities.........................	(1,190)	(139)	61	210	(1,058)

Net cash used by continuing operations....................	(956)	(1)	(6)	2	(961)
Net cash used by discontinued operations................	-	-	-	(1)	(1)
Net decrease in cash and cash equivalents.................	(956)	(1)	(6)	1	(962)
Cash and cash equivalents at beginning of period..................................................................	968	73	171	(1)	1,211

Cash and cash equivalents at end of period...............	$ 12	$ 72	$ 165	$ -	$ 249

Condensed Consolidating Balance Sheet

As of February 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.....................	$ 335	$ 75	$ 173	$ -	$ 583
Receivables............................................	-	68	395	-	463
Merchandise inventories.......................	-	2,704	2,356	-	5,060
Supplies and prepaid expenses.............	-	118	100	-	218
Income taxes..........................................	21	-	-	(21)	-
Deferred income tax assets....................	-	-	7	(7)	-
Total Current Assets.........................	356	2,965	3,031	(28)	6,324

Property and Equipment - net.................	3	6,292	4,696	-	10,991
Goodwill..................................................	-	6,564	2,569	-	9,133
Other Intangible Assets - net...................	-	290	541	-	831
Other Assets............................................	4	155	351	-	510
Deferred Income Tax Assets....................	22	-	-	(22)	-
Intercompany Receivable.........................	1,045	-	1,412	(2,457)	-
Investment in Subsidiaries..............	8,707	4,805	-	(13,512)	-
Total Assets.......................................	$10,137	$21,071	$12,600	$(16,019)	$27,789

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt.....................................	$ -	$ 664	$ 2	$ -	$ 666
Accounts payable and accrued liabilities.............................................	159	1,880	2,088	-	4,127
Income taxes..........................................	-	11	354	(21)	344
Deferred income taxes...........................	-	230	-	(7)	223
Total Current Liabilities.....................	159	2,785	2,444	(28)	5,360

Long-Term Debt......................................	-	9,058	29	-	9,087
Intercompany Payable.............................	-	2,457	-	(2,457)	-
Deferred Income Taxes............................	-	882	586	(22)	1,446
Other Liabilities.......................................	71	877	1,041	-	1,989
Shareholders’ Equity................................	9,907	5,012	8,500	(13,512)	9,907
Total Liabilities and Shareholders’ Equity........................	$10,137	$21,071	$12,600	$(16,019)	$27,789

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “second quarter of 2008” and “second quarter of 2007” are to the Company’s 13-week fiscal periods ended August 2, 2008 and August 4, 2007, respectively, and all references to “2008” and “2007” are to the Company’s 26-week fiscal periods ended August 2, 2008 and August 4, 2007, respectively.

The Company is a retail organization operating retail stores and websites that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods.  The Company’s operations include more than 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico as well as macys.com and bloomingdales.com.  The Company operates under two retail brands - Macy’s and Bloomingdale’s.

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

In 2005, the Company launched a new nationwide Macy’s customer loyalty program, called Star Rewards, in coordination with the launch of the Macy’s nameplate in cities across the country.  The program provides an enhanced level of benefits to Macy’s best credit card customers.

On August 30, 2005, the Company completed its merger with The May Department Stores Company (“May”) (the “Merger”).  The Company added about 400 Macy’s locations nationwide in 2006 as it converted the regional department store nameplates acquired through the Merger.  In conjunction with the conversion process, the Company identified certain store locations and distribution center facilities to be divested.

Following the Merger, the Company announced its intention to sell the acquired Lord & Taylor division and the acquired bridal group business (which included David’s Bridal, After Hours Formalwear and Priscilla of Boston).  The sale of the Lord & Taylor division was completed in October 2006, the sale of David’s Bridal and Priscilla of Boston was completed in January 2007 and the sale of After Hours Formalwear was completed in April 2007.  As a result of the Company’s disposition of the Lord & Taylor division and bridal group business, these businesses were reported as discontinued operations.  Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

In February 2008, the Company announced a new initiative to strengthen local market focus and enhance selling service expected to enable the Company to both accelerate same-store sales growth and reduce expense.  The localization initiative, called “My Macy’s,” was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs.  To maximize the results from My Macy’s, the Company is taking action in certain markets that will: concentrate more management talent in local markets, effectively reducing the “span of control” over local stores; create new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empower locally based executives to make more and better decisions.  In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West.  The Atlanta-based division was renamed Macy’s Central.  The savings from the division consolidation process, net of the amount invested in the localization initiative and increased store staffing levels, are expected to reduce selling, general and administrative (SG&A) expenses by approximately $100 million per year, beginning in 2009.  The partial-year reduction in SG&A expenses for 2008 is estimated at approximately $60 million.  The Company anticipates incurring approximately $150 million of one-time costs related to the division consolidations and the localization initiative in fiscal 2008, consisting primarily of human resource-related costs.

The Company’s operations are impacted by competitive pressures from department stores, specialty stores, mass merchandisers and all other retail channels.  The Company’s operations are also impacted by general consumer spending levels, which are affected by general economic conditions, consumer confidence and employment levels, the availability and cost of consumer credit, the level of consumer debt, the costs of basic necessities and other goods, weather conditions and other factors over which the Company has little or no control.

In recent periods, there have been substantial increases in the costs of basic necessities, such as food, motor fuels, heating oil, natural gas and electricity.  Sustained increases in the cost of such items could reduce the amount of funds that consumers are willing and able to spend for other goods, including some of the merchandise offered by the Company.  In addition to adversely affecting the unit volumes of merchandise sold by the Company, such reductions in consumer spending could adversely affect the sales prices for the merchandise offered by the Company (and, accordingly, the Company’s gross margin), as the Company is required to take markdowns on its merchandise in order to keep its inventories current.  Based on its assessment of market conditions and its recent performance, the Company is assuming that its comparable store sales in the 2008 fall season will be flat to down 1.0% from levels in the 2007 fall season, which would result in fiscal 2008 comparable store sales to be in the range of down 1% to down 1.6%.

The Company cannot predict whether, when or the manner in which the economic conditions described above will change.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in “Forward-Looking Statements”) and in the 2007 10-K (particularly in “Risk Factors”).

Results of Operations

Comparison of the 13 Weeks Ended August 2, 2008 and August 4, 2007

Net income for the second quarter of 2008 was $73 million, compared to net income of $74 million in the second quarter of 2007.  Net income for the second quarter of 2008 includes the impact of $26 million of division consolidation costs and $50 million of asset impairment charges.  Net income in the second quarter of 2007 included the impact of $97 million of May integration costs.

Net sales for the second quarter of 2008 totaled $5,718 million, compared to net sales of $5,892 million for the second quarter of 2007, a decrease of $174 million or 3.0%.  On a comparable store basis, net sales for the second quarter of 2008 were down 2.1% compared to the second quarter of 2007.  By family of business, sales in the second quarter of 2008 were strongest in jewelry, cosmetics, shoes, men’s furnishings, men’s collections, housewares and mattresses.  The weaker businesses during the quarter were ready to wear, intimate apparel, men’s tailored clothing, men’s classification sportswear, children’s, textiles and tabletop.  The Company calculates comparable store sales as sales from stores in operation throughout the periods being compared and all Internet sales.  Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,346 million or 58.5% of net sales for the second quarter of 2008, compared to $3,507 million or 59.5% of net sales for the second quarter of 2007, a decrease of $161 million.  The improved cost of sales rate for the second quarter of 2008 reflects a lower level of clearance inventory from the prior year as well as good inventory management throughout 2008.  The cost of sales rate in the second quarter of 2007 reflected higher net markdowns as a percent of net sales due to the weak sales trend, intended to maintain inventories at appropriate levels.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $2,037 million or 35.6% of net sales for the second quarter of 2008, compared to $2,038 million or 34.6% of net sales for the second quarter of 2007, a decrease of $1 million.  The SG&A rate as a percent to sales was higher in the second quarter of 2008, compared to the second quarter of 2007, primarily because of weaker sales.  SG&A expenses in the second quarter of 2008 reflected lower depreciation and amortization expenses and consolidation-related expense savings, offset by lower income from credit and higher expenses to support the high growth Internet businesses.

Division consolidation costs for the second quarter of 2008 amounted to $26 million and were primarily related to severance costs and other human resource-related costs.

Asset impairment charges for the second quarter of 2008 amounted to $50 million and related to indefinite lived private brand tradenames acquired in the May acquisition.

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

Net interest expense was $138 million for the second quarter of 2008 compared to $137 million for the second quarter of 2007, an increase of $1 million.

The Company’s effective income tax rate of 39.3% for the second quarter of 2008 and 34.3% for the second quarter of 2007 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes and the settlement of tax examinations.

Comparison of the 26 Weeks Ended August 2, 2008 and August 4, 2007

Net income for 2008 was $14 million, compared to net income of $110 million in 2007.  Net income for 2008 includes the impact of $113 million of division consolidation costs and $50 million of asset impairment charges.  Net income for 2007 included income from continuing operations of $126 million and a loss from discontinued operations of $16 million.  Income from continuing operations in 2007 included the impact of $133 million of May integration costs.  The loss from discontinued operations in 2007 included the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and after-tax basis.

Net sales for 2008 totaled $11,465 million, compared to net sales of $11,813 million for 2007, a decrease of $348 million or 2.9%.  On a comparable store basis, net sales for 2008 were down 2.2% compared to 2007.  By family of business, sales in 2008 were strongest in young men’s, men’s collections, handbags, cosmetics, housewares, mattresses and furniture.  The weaker businesses in 2008 were women’s ready to wear and home textiles.  The Company calculates comparable store sales as sales from stores in operation throughout the periods being compared and all Internet sales.  Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $6,873 million or 60.0% of net sales for 2008, compared to $7,071 million or 59.9% of net sales for 2007, a decrease of $198 million.  The cost of sales rate in 2007 reflected higher net markdowns as a percent of net sales due to the weak sales trend, intended to maintain inventories at appropriate levels.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $4,140 million or 36.1% of net sales for 2008, compared to $4,151 million or 35.1% of net sales for 2007, a decrease of $11 million.  The SG&A rate as a percent to sales was higher in 2008, compared to 2007, primarily because of weaker sales.  SG&A expenses in 2008 benefited from lower depreciation and amortization expenses and lower stock-based compensation expenses, partially offset by lower income from credit.

Division consolidation costs for 2008 amounted to $113 million and were primarily related to severance costs and other human resource-related costs.

Asset impairment charges for 2008 amounted to $50 million and related to indefinite lived private brand tradenames acquired in the May acquisition.

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

Net interest expense was $274 million for 2008 compared to $262 million for 2007, an increase of $12 million.  The increase in net interest expense for 2008, as compared to 2007, resulted primarily from higher outstanding borrowings.

The Company’s effective income tax rate of 3.7% for 2008 and 35.5% for 2007 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

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

Net cash provided by continuing operating activities in 2008 was $592 million, compared to net cash provided by continuing operating activities of $412 million in 2007.  The increase in net cash provided by continuing operating activities reflects a smaller decrease in accounts payable and accrued liabilities not separately identified, partially offset by lower net income in 2008 as compared to 2007.

Net cash used by continuing investing activities was $312 million for 2008, compared to net cash used by continuing investing activities of $315 million for 2007.  Continuing investing activities for 2008 include purchases of property and equipment totaling $284 million and capitalized software of $63 million, compared to purchases of property and equipment totaling $403 million and capitalized software of $50 million for 2007.  During 2008, the Company opened two new Macy's department stores.  During 2007, the Company opened five Macy's department stores, one Macy’s furniture gallery and one Bloomingdale's department store.  Cash flows from continuing investing activities included $22 million and $71 million from the disposition of property and equipment for 2008 and 2007, respectively.  Continuing investing activities for 2007 also included $66 million of proceeds from the disposition of the discontinued operations of After Hours Formalwear.

Net cash provided by the Company from continuing financing activities was $430 million for 2008, including debt issued of $650 million and the issuance of $6 million of its common stock, primarily related to the exercise of stock options, partially offset by the repayment of $9 million of debt, cash dividends paid of $110 million and a decrease in outstanding checks of $101 million.  During 2008, the Company repurchased no shares of its common stock under its share repurchase program and anticipates no share repurchases under its share repurchase program for the remainder of fiscal 2008. Net cash used by the Company from continuing financing activities was $1,058 million for 2007, including the repayment of $416 million of debt, the acquisition of 69.6 million shares of its common stock at an approximate cost of $2,919 million and cash dividends paid of $117 million, partially offset by debt issued of $2,253 million and the issuance of $253 million of its common stock, primarily related to the exercise of stock options.  The debt issued during 2008 was $650 million of 7.875% senior notes due 2015.  The debt issued during 2007 included $1,100 million of 5.35% senior notes due 2012, $500 million of 6.375% senior notes due 2037, and $653 million of commercial paper outstanding at August 4, 2007.  The debt repaid in 2007 included $400 million of 3.95% senior notes due July 15, 2007 and $6 million of 9.93% medium term notes due August 1, 2007.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company) outstanding at any particular time.  This agreement is set to expire August 30, 2012.  As of August 2, 2008, the Company had no borrowings outstanding under this agreement.

The Company also maintains an unsecured commercial paper program pursuant to which it may issue and sell commercial paper in an aggregate amount at any particular time not to exceed its then-current borrowing availability under the revolving credit facility described above.  As of August 2, 2008, the Company had no outstanding borrowings under its commercial paper program.

On June 23, 2008, the Company issued $650 million aggregate principal amount of 7.875% senior notes due 2015.  The net proceeds from the debt issuance will be used for the repayment of amounts due on debt in the remainder of the fiscal year.  The Company has $500 million of 6.625% senior notes due September 1, 2008, $150 million of 5.95% notes due November 1, 2008, $350 million of 6.3% senior notes due April 1, 2009 and $600 million of 4.8% notes due July 15, 2009.

On August 22, 2008, the Company’s board of directors declared a regular quarterly dividend of 13.25 cents per share on its common stock, payable October 1, 2008, to shareholders of record at the close of business on September 15, 2008.

Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements in both the near term and over the longer term.  The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity.  Depending upon conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used to refinance current indebtedness or for other corporate purposes.

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of August 2, 2008, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 4, 2007 and June 28, 2007, respectively, each of Robert L. Garber and Marlene Blanchard separately filed a purported class action lawsuit in the United States District Court for the Southern District of New York against the Company and certain members of its senior management on behalf of persons who purchased shares of the Company’s common stock between February 8, 2007 and May 15, 2007.  Both complaints alleged that the defendants made false and misleading statements regarding the Company’s business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company’s stock price during the relevant period, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.  The plaintiffs sought an unspecified amount of compensatory damages and costs.  On September 5, 2007, the court consolidated the two actions as In re Macy’s, Inc. Securities Litigation, and appointed Pinellas Park Retirement System (General Employees) as the lead plaintiff in the consolidated action.  On May 19, 2008, the court granted the Company’s motion to dismiss without prejudice and gave the plaintiffs until June 30, 2008 to file an amended complaint.  The plaintiffs did not timely file an amended complaint and, on July 16, 2008, the court dismissed the action with prejudice.

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

On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy’s, Inc. Profit Sharing 401(k) Investment Plan (the “401(k) Plan”), filed a purported class action lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the “May Plan”) between February 27, 2005 and the present.  The complaint charges the Company, as well as certain current and former members of the Company’s board of directors and certain current and former members of management, with breach of fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”) to participants in the 401(k) Plan and the May Plan, alleging that the defendants made false and misleading statements regarding the Company’s business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company’s stock price between August 30, 2005 and May 15, 2007.  The plaintiff seeks an unspecified amount of compensatory damages and costs.  The Company believes the lawsuit is without merit and intends to contest it vigorously.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors ” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 as filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the second quarter of 2008:

	Total Number	Average	Total Number of	Open
	of Shares	Price per	Shares Purchased	Authorization
	Purchased	Share ($)	Under Program (1)	Remaining (1) ($)
	(thousands)		(thousands)	(millions)
May 4, 2008 - May 31, 2008	2	28.47	-	852
June 1, 2008 - July 5, 2008	-	-	-	852
July 6, 2008 - August 2, 2008	1	28.47	-	852
Total	3	28.47	-

_________________________

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

Item 5. Other Information

Forward-Looking Statements

This report and other reports, statements and information previously or subsequently filed by the Company with the SEC contain or may contain forward-looking statements.  Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made.  The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:  (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts.  Such forward-looking statements are subject to various risks and uncertainties, including:

●    risks and uncertainties relating to the possible invalidity of the underlying beliefs and assumptions;

●    competitive pressures from department and specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels, including the Internet, mail-order catalogs and television;

●    general consumer-spending levels, including the impact of the availability and level of consumer debt, levels of consumer confidence and the effects of the weather or natural disasters;

●    possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

●    actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials;

●    adverse changes in relationships with vendors and other product and service providers;

●    risks related to currency and exchange rates and other capital market, economic and geo-political conditions;

●    risks associated with severe weather and changes in weather patterns;

●    risks associated with an outbreak of an epidemic or pandemic disease;

●    the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities;

●    risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards;

●    risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes;

●    risks related to duties, taxes, and other charges and quotas on imports; and

●    system failures and/or security breaches, including any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach.

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

MACY'S, INC.

Item 6. Exhibits

4.1

Fifth Supplemental Indenture dated as of June 26, 2008, among Macy's Retail Holdings, Inc., as issuer, Macy's, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 26, 2008).

10.1	Stock Credit Plan for 2008-2009 of Macy’s, Inc., as amended as of August 22, 2008*

10.2

Macy’s, Inc. Profit Sharing 401(k) Investment Plan (amending and restating the Macy’s, Inc. Profit Sharing 401(k) Investment Plan and The May Department Stores Company Profit Sharing Plan), effective as of September 1, 2008*

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

Dated: September 8, 2008

MACY'S, INC.

By:  /s/ Dennis J. Broderick

Name:  Dennis J. Broderick

Title:  Senior Vice President, General Counsel

          and Secretary

By:  /s/ Joel A. Belsky

Name:  Joel A. Belsky

Title:  Vice President and Controller

           (Principal Accounting Officer)