Form 10-Q
period 2008-11-01
Macy's, Inc.
filed 2008-12-08
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      ☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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
Class Outstanding at November 28, 2008 Common Stock, $0.01 par value per share 420,563,487 shares

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

MACY'S, INC.

Consolidated Statements of Operations
(Unaudited)

(millions, except per share figures)

           13 Weeks Ended

           39 Weeks Ended

	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net sales...............................................	$ 5,493	$ 5,906	$16,958	$17,719

Cost of sales...........................................	(3,324)	(3,585)	(10,197)	(10,656)

Gross margin.........................................	2,169	2,321	6,761	7,063

Selling, general and administrative expenses.	(2,085)	(2,121)	(6,225)	(6,272)

Division consolidation costs.......................	(16)	-	(129)	-

May integration costs...............................	-	(17)	-	(150)

Asset impairment charges.........................	-	-	(50)	-

Operating income.....................................	68	183	357	641

Interest expense........................................	(151)	(149)	(440)	(432)

Interest income.........................................	8	4	23	25

Income (loss) from continuing operations before income taxes.............................	(75)	38	(60)	234

Federal, state and local income tax benefit (expense)..............................	31	(5)	30	(75)

Income (loss) from continuing operations.....	(44)	33	(30)	159

Discontinued operations, net of income taxes....	-	-	-	(16)

Net income (loss).................................	$ (44)	$ 33	$ (30)	$ 143

Basic earnings (loss) per share:
Income (loss) from continuing operations....	$ (.10)	$ .08	$ (.07)	$ .35
Loss from discontinued operations.......	-	-	-	(.03)
Net income (loss)...................................	$ (.10)	$ .08	$ (.07)	$ .32

Diluted earnings (loss) per share:
Income (loss) from continuing operations.....	$ (.10)	$ .08	$ (.07)	$ .35
Loss from discontinued operations...........	-	-	-	(.04)
Net income (loss)..................................	$ (.10)	$ .08	$ (.07)	$ .31

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

Consolidated Balance Sheets
(Unaudited)

(millions)

	November 1, 2008	February 2, 2008	November 3, 2007
ASSETS:
Current Assets:
Cash and cash equivalents..................................	$ 300	$ 583	$ 275
Receivables.......................................................	367	463	459
Merchandise inventories.....................................	6,915	5,060	7,012
Income tax receivable........................................	43	-	-
Supplies and prepaid expenses............................	246	218	261
Total Current Assets........................................	7,871	6,324	8,007

Property and Equipment - net of accumulated depreciation and amortization of $5,966, $5,139 and $5,438...................................	10,616	10,991	11,072
Goodwill..............................................................	9,123	9,133	9,139
Other Intangible Assets - net................................	747	831	842
Other Assets.......................................................	547	510	609

Total Assets......................................................	$28,904	$27,789	$29,669

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt.................................................	$ 1,086	$ 666	$ 1,634
Accounts payable and accrued liabilities..............	5,687	4,127	5,757
Income taxes.....................................................	-	344	6
Deferred income taxes.......................................	246	223	253
Total Current Liabilities....................................	7,019	5,360	7,650

Long-Term Debt.................................................	8,748	9,087	9,097
Deferred Income Taxes.......................................	1,466	1,446	1,407
Other Liabilities...................................................	1,981	1,989	2,045
Shareholders’ Equity............................................	9,690	9,907	9,470

Total Liabilities and Shareholders’ Equity...........	$28,904	$27,789	$29,669

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

(millions)

	39 Weeks Ended November 1, 2008	39 Weeks Ended November 3, 2007
Cash flows from continuing operating activities:
Net income (loss).....................................................................	$ (30)	$ 143
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations.........................................	-	16
Stock-based compensation expense.......................................	32	48
Division consolidation costs...................................................	129	-
May integration costs............................................................	-	150
Asset impairment charges.....................................................	50	-
Depreciation and amortization................................................	950	977
Amortization of financing costs and premium on acquired debt.................................................................	(20)	(24)
Changes in assets and liabilities:
Decrease in receivables.....................................................	84	57
Increase in merchandise inventories....................................	(1,855)	(1,695)
Increase in supplies and prepaid expenses...........................	(28)	(10)
Decrease in other assets not separately identified................	-	2
Increase in accounts payable and accrued liabilities not separately identified.....................................	1,320	948
Decrease in current income taxes.......................................	(343)	(328)
Increase (decrease) in deferred income taxes......................	8	(17)
Increase in other liabilities not separately identified...............	20	18
Net cash provided by continuing operating activities..........	317	285

Cash flows from continuing investing activities:
Purchase of property and equipment..........................................	(546)	(700)
Capitalized software.................................................................	(104)	(81)
Proceeds from hurricane insurance claims..................................	19	1
Disposition of property and equipment........................................	25	96
Proceeds from the disposition of After Hours Formalwear..........	-	66
Net cash used by continuing investing activities.................	(606)	(618)

Cash flows from continuing financing activities:
Debt issued.............................................................................. .................................................................................................	770	2,918
Financing costs.........................................................................	(5)	(18)
Debt repaid..............................................................................	(663)	(647)
Dividends paid..........................................................................	(166)	(173)
Increase in outstanding checks..................................................	64	65
Acquisition of treasury stock.....................................................	(1)	(3,003)
Issuance of common stock........................................................	7	256
Net cash provided (used) by continuing financing activities.......................................	6	(602)

Net cash used by continuing operations........................................	(283)	(935)

Net cash provided by discontinued operating activities...................	-	7
Net cash used by discontinued investing activities.........................	-	(7)
Net cash used by discontinued financing activities.........................	-	(1)
Net cash used by discontinued operations.....................................	-	(1)

Net decrease in cash and cash equivalents...................................	(283)	(936)
Cash and cash equivalents at beginning of period..........................	583	1,211

Cash and cash equivalents at end of period...................................	$ 300	$ 275

Supplemental cash flow information:
Interest paid.............................................................................	$ 461	$ 441
Interest received.......................................................................	23	26
Income taxes paid (net of refunds received)...............................	322	406

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

The Consolidated Financial Statements for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at November 1, 2008:

Fair Value Measurements
	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities.......	$ 96	$ 25	$ 71	$ -

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS 162 became effective for the Company on November 15, 2008, and the adoption of this statement did not and is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

During the 13 and 39 weeks ended November 1, 2008, the Company recorded $16 million and $129 million, respectively, of costs and expenses associated with the division consolidation and localization initiative, consisting primarily of severance costs and other human resource-related costs.

The following table shows the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative during the 39 weeks ended November 1, 2008:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	November 1, 2008
		(millions)
Severance costs.....	$ -	$ 68	$(63)	$ 5

The Company expects to pay out the accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 31, 2009.

3.   May Integration Costs

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company’s pre-existing businesses and the consolidation of certain operations of the Company.  The Company completed its review of store locations and distribution center facilities during 2007, closing certain underperforming stores, temporarily closing other stores for remodeling to optimize merchandise offering strategies, closing certain distribution center facilities, and consolidating operations in existing or newly constructed facilities.  The remaining non-divested stores or facilities which have been closed, with carrying values totaling approximately $75 million, are classified as assets held for sale and are included in other assets on the Consolidated Balance Sheets as of November 1, 2008.

During the 13 weeks ended November 3, 2007, the Company recorded $17 million of costs and expenses associated with the integration and consolidation of May’s operations into the Company’s operations, including additional costs related to closed locations, severance, system conversion costs and costs related to other operational consolidations.

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

During the 39 weeks ended November 3, 2007, approximately $80 million of property and equipment was transferred to assets held for sale upon store or facility closure.  In addition, property and equipment totaling approximately $35 million was disposed of in connection with the May integration and the Company collected approximately $39 million of receivables from prior year dispositions.

The following tables show, for the 39 weeks ended November 1, 2008 and November 3, 2007, the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the May integration:

	February 2, 2008	Payments	November 1, 2008
(millions)
Severance and relocation costs.....	$ 30	$ (25)	$ 5

The Company expects to payout the accrued severance and relocation costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 31, 2009.

	February 3, 2007	Charged To May Integration Costs	Payments	November 3, 2007
		(millions)
Severance and relocation costs.....	$ 73	$ 21	$(76)	$ 18

 4.      Asset Impairment Charges

The Company reviews its goodwill and other indefinite-lived intangible assets for possible impairment on an annual basis and when events or changes in circumstances indicate that the carrying amount of the relevant assets may not be recoverable.  Goodwill and other intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing.  The reporting units are the Company’s retail operating divisions.  The goodwill impairment test involves a two-step process.  The first step is a comparison of each reporting unit’s fair value to its carrying value.  The Company estimates fair value based on discounted cash flows.  If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which a reporting unit’s goodwill is written down to its implied fair value.  The second step would require the Company to allocate the reporting unit fair value derived in the first step to the fair value of the reporting unit’s individual assets and liabilities, with any excess of reporting unit fair value over amounts allocated to individual assets and liabilities representing the implied fair value of goodwill for that reporting unit.  If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, the indefinite-lived intangible asset is written down by an amount equal to such excess.

The Company completed its annual impairment test of goodwill and indefinite-lived intangible assets during the second quarter of 2008 and concluded that no write downs or impairment charges were required at that time in relation to goodwill.  However, as a result of the then current operating performance and expectations regarding future operating performance of the Karen Scott and John Ashford private brand tradenames, it was determined that the carrying values exceeded the estimated fair values and the Company recorded approximately $50 million of asset write downs and impairment charges in relation to these indefinite-lived intangible assets.

In connection with the preparation of the Company’s third quarter financial statements, management conducted a sensitivity analysis relating to the fair value of its reporting units, and concluded that no impairment of goodwill was indicated.

This sensitivity analysis will be repeated in the Company’s fourth fiscal quarter which ends January 31, 2009.  It is possible that changes in circumstances, existing at that time or at other times in the future, or in the numerous variables associated with the judgments, assumptions and estimates made by the Company in assessing the appropriate valuation of its goodwill, could in the future require the Company to write down a portion of its goodwill and record related non-cash impairment charges.  If the Company were required to write down a portion of its goodwill and record related non-cash impairment charges, the Company’s financial position and results of operations would be adversely affected and the Company’s leverage ratio for purposes of its credit agreement would increase.  If such leverage ratio were to exceed the maximum permitted under its credit agreement, the Company would be in default under its credit agreement.  At November 1, 2008, a write down of goodwill in excess of approximately $3.9 billion after income tax benefit, or approximately 43% of the Company’s goodwill, would have been required to cause the Company’s leverage ratio to exceed the permitted maximum.  Due to the seasonal nature of the Company’s business, the Company’s leverage ratio as determined on a quarterly basis generally is at its highest point as of the end of the Company’s third fiscal quarter.  Accordingly, it is expected that an even greater write down of goodwill would be required to cause the Company’s leverage ratio to exceed the permitted maximum as calculated as of the end of the Company’s fourth fiscal quarter.

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

6.   Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share based on income (loss) from continuing operations:

	13 Weeks Ended
	November 1, 2008			November 3, 2007

Loss

			Shares	Income		Shares
	(millions, except per share figures)
Income (loss) from continuing operations and average number of shares outstanding............	$ (44)		420.1	$ 33		433.2
Shares to be issued under deferred compensation plans..............			1.2			1.0
	$ (44)		421.3	$ 33		434.2

Basic earnings (loss) per share..........		$(.10)			$.08

Effect of dilutive securities - stock options and restricted stock....			-	____		3.9
	$ (44)		421.3	$ 33		438.1

Diluted earnings (loss) per share.......		$(.10)			$.08

	39 Weeks Ended
	November 1, 2008			November 3, 2007

Loss

			Shares	Income		Shares
	(millions, except per share figures)
Income (loss) from continuing operations and average number of shares outstanding......................	$ (30)		420.0	$ 159		450.5
Shares to be issued under deferred compensation plans.........................			1.1			0.9
	$ (30)		421.1	$ 159		451.4

Basic earnings (loss) per share.........		$(.07)			$.35

Effect of dilutive securities - stock options and restricted stock.......			-	____		6.0
	$ (30)		421.1	$ 159		457.4

Diluted earnings (loss) per share..........		$(.07)			$.35

Stock options to purchase 39.0 million shares of common stock at prices ranging from $12.79 to $46.15 per share and 483,000 shares of restricted stock were outstanding at November 1, 2008, but were not included in the computation of diluted loss per share for the 13 or 39 weeks ended November 1, 2008 because, as a result of the Company’s net loss during these periods, their inclusion would have been antidilutive.

In addition to the stock options and restricted stock reflected in the foregoing tables, stock options to purchase 18.7 million shares of common stock at prices ranging from $27.40 to $46.15 per share and 274,000 shares of restricted stock were outstanding at November 3, 2007, but were not included in the computation of diluted earnings per share for the 13 or 39 weeks ended November 3, 2007 because their inclusion would have been antidilutive.

7.   Benefit Plans

The Company has a funded defined benefit plan (“Pension Plan”) and a defined contribution plan, which cover substantially all employees who work 1,000 hours or more in a year.  The Company also has an unfunded defined benefit supplementary retirement plan (“SERP”), which provides benefits, for certain employees, in excess of qualified plan limitations.

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(millions)

Pension Plan

Service cost....................................	$ 20	$ 20	$ 73	$ 78
Interest cost....................................	39	37	119	118
Expected return on assets................	(49)	(45)	(144)	(147)
Recognition of net actuarial loss.......	1	8	4	17
Amortization of prior service cost.....	-	-	-	(1)
	$ 11	$ 20	$ 52	$ 65

Supplementary Retirement Plan
Service cost....................................	$ 3	$ 1	$ 6	$ 6
Interest cost....................................	9	8	29	28
Recognition of net actuarial loss.......	-	-	-	-
Amortization of prior service cost.....	-	-	(1)	(1)
	$ 12	$ 9	$ 34	$ 33

Postretirement Obligations
Service cost....................................	$ -	$ -	$ -	$ -
Interest cost....................................	3	5	14	15
Recognition of net actuarial (gain) loss......................	(3)	1	(2)	1
Amortization of prior service cost.....	-	-	-	-
	$ -	$ 6	$ 12	$ 16

The Company is considering making a voluntary funding contribution to the Pension Plan for the 2008 plan year of approximately $175 million at some date prior to September 15, 2009.

8.   Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 39 weeks ended November 1, 2008 and November 3, 2007:

	November 1, 2008	November 3, 2007
	(millions)
Accumulated other comprehensive loss, at beginning of period......	$ (182)	$ (182)
Adjustment to adopt new accounting pronouncements, net of income tax effect of $14 million................................................	-	29
Unrealized loss on marketable securities, net of income tax effect of $11 million and $16 million.....................................	(17)	(25)
Post employment and postretirement benefit plans:
Recognition of net actuarial loss, net of income tax effect of $1 million and $7 million...........................................	1	11
Prior service cost, net of income tax effect of less than $1 million and $1 million.................................................	(1)	(1)
Accumulated other comprehensive loss, at end of period...............	$ (199)	$ (168)

9.   Legal Settlement

The Company is subject to a wage and hour class action in California.  The Company concluded that it is probable that a loss of approximately $25 million will be incurred to settle this legal matter and has recorded this estimated amount as part of selling, general and administrative expenses during the 39 weeks ended November 1, 2008, including an additional amount of $2 million during the 13 weeks ended November 1, 2008.  However, because this settlement is subject to court approval, there can be no assurance that the outcome of the legal matter will not result in an additional loss.

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

Condensed Consolidating Balance Sheets as of November 1, 2008, November 3, 2007 and February 2, 2008, the related Condensed Consolidating Statements of Operations for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended November 1, 2008 and November 3, 2007 are presented on the following pages.

Condensed Consolidating Balance Sheet
As of November 1, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.....................	$ 59	$ 63	$ 178	$ -	$ 300
Receivables............................................	-	22	345	-	367
Merchandise inventories.......................	-	3,688	3,227	-	6,915
Supplies and prepaid expenses.............	-	121	125	-	246
Income tax receivable............................	147	-	-	(104)	43
Total Current Assets.........................	206	3,894	3,875	(104)	7,871

Property and Equipment - net.................	-	6,041	4,575	-	10,616
Goodwill..................................................	-	6,556	2,567	-	9,123
Other Intangible Assets - net...................	-	263	484	-	747
Other Assets............................................	4	128	415	-	547
Deferred Income Tax Assets....................	105	-	-	(105)	-
Intercompany Receivable.........................	1,375	-	1,681	(3,056)	-
Investment in Subsidiaries.......................	8,277	4,950	-	(13,227)	-
Total Assets.......................................	$9,967	$21,832	$13,597	$(16,492)	$28,904

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt.....................................	$ -	$ 1,084	$ 2	$ -	$ 1,086
Accounts payable and accrued liabilities.............................................	214	2,474	2,999	-	5,687
Income taxes..........................................	-	23	81	(104)	-
Deferred income taxes...........................	9	219	18	-	246
Total Current Liabilities.....................	223	3,800	3,100	(104)	7,019

Long-Term Debt......................................	-	8,720	28	-	8,748
Intercompany Payable.............................	-	3,056	-	(3,056)	-
Deferred Income Taxes............................	-	841	730	(105)	1,466
Other Liabilities.......................................	54	863	1,064	-	1,981
Shareholders’ Equity................................	9,690	4,552	8,675	(13,227)	9,690
Total Liabilities and Shareholders’ Equity........................	$9,967	$21,832	$13,597	$(16,492)	$28,904

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended November 1, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales.......................................................................	$ -	$ 2,978	$ 3,130	$ (615)	$ 5,493

Cost of sales.................................................................	-	(1,973)	(1,948)	597	(3,324)

Gross margin.................................................................	-	1,005	1,182	(18)	2,169

Selling, general and administrative expenses........	(1)	(1,190)	(912)	18	(2,085)

Division consolidation costs.....................................	-	(13)	(3)	-	(16)

Operating income (loss).............................................	(1)	(198)	267	-	68

Interest (expense) income, net
External.......................................................................	7	(150)	-	-	(143)
Intercompany.............................................................	7	(41)	34	-	-

Equity in earnings of subsidiaries.....................................	(45)	45	-	-	-

Income (loss) before income taxes.............................	(32)	(344)	301	-	(75)

Federal, state and local income tax benefit (expense).	(12)	129	(86)	-	31

Net income (loss)...........................................................	$ (44)	$ (215)	$ 215	$ -	$ (44)

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended November 1, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales..........................................................	$ -	$ 9,110	$ 9,451	$(1,603)	$16,958

Cost of sales...................................................	-	(5,834)	(5,913)	1,550	(10,197)

Gross margin.......................................................	-	3,276	3,538	(53)	6,761

Selling, general and administrative expenses........	(4)	(3,500)	(2,774)	53	(6,225)

Division consolidation costs...............................	-	(93)	(36)	-	(129)

Asset impairment charges............................	-	-	(50)	-	(50)

Operating income (loss)...................................	(4)	(317)	678	-	357

Interest (expense) income, net
External............................................................	17	(437)	3	-	(417)
Intercompany...................................................	22	(124)	102	-	-

Equity in earnings of subsidiaries....................	(54)	147	-	(93)	-

Income (loss) before income taxes....................	(19)	(731)	783	(93)	(60)

Federal, state and local income tax benefit (expense)	(11)	288	(247)	-	30

Net income (loss)....................................................	$ (30)	$(443)	$ 536	$ (93)	$ (30)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 1, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss).................................................	$ (30)	$ (443)	$ 536	$ (93)	$ (30)
Division consolidation costs................................	-	93	36	-	129
Asset impairment charges....................................	-	-	50	-	50
Equity in earnings of subsidiaries.........................	54	(147)	-	93	-
Dividends received from subsidiaries...................	353	-	-	(353)	-
Depreciation and amortization.............................	-	511	439	-	950
Decrease in working capital..................................	(183)	(428)	(211)	-	(822)
Other, net.............................................................	(92)	(47)	179	-	40
Net cash provided (used) by continuing operating activities......................................	102	(461)	1,029	(353)	317

Cash flows from continuing investing activities: Purchase of property and equipment and capitalized software, net..............................	-	(186)	(420)	-	(606)
Net cash used by continuing investing activities.......................................	-	(186)	(420)	-	(606)

Cash flows from continuing financing activities: Debt issued, net of debt repaid............................	-	109	(2)	-	107
Dividends paid.....................................................	(166)	-	(353)	353	(166)
Issuance of common stock, net of common stock acquired....................................	6	-	-	-	6
Intercompany activity, net...................................	(276)	533	(257)	-	-
Other, net.............................................................	58	(7)	8	-	59
Net cash provided (used) by continuing financing activities.....................	(378)	635	(604)	353	6

Net increase (decrease) in cash and cash equivalents.............................................	(276)	(12)	5	-	(283)
Cash and cash equivalents at beginning of period...............................................................	335	75	173	-	583

Cash and cash equivalents at end of period............	$ 59	$ 63	$ 178	$ -	$ 300

Condensed Consolidating Balance Sheet
As of November 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents...........................	$ 17	$ 73	$ 185	$ -	$ 275
Receivables..................................................	-	38	421	-	459
Merchandise inventories..............................	-	3,881	3,131	-	7,012
Supplies and prepaid expenses....................	-	173	88	-	261
Income tax receivable...................................	120	-	-	(120)	-
Total Current Assets................................	137	4,165	3,825	(120)	8,007

Property and Equipment - net........................	3	6,382	4,687	-	11,072
Goodwill.........................................................	-	6,568	2,571	-	9,139
Other Intangible Assets - net..........................	-	299	543	-	842
Other Assets...................................................	4	208	397	-	609
Deferred Income Tax Assets..........................	21	-	-	(21)	-
Intercompany Receivable...............................	384	-	2,081	(2,465)	-
Investment in Subsidiaries..............................	9,236	5,684	-	(14,920)	-
Total Assets.............................................	$9,785	$23,306	$14,104	$(17,526)	$29,669

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt............................................	$ -	$ 1,632	$ 2	$ -	$ 1,634
Accounts payable and accrued liabilities....................................................	180	2,460	3,117	-	5,757
Income taxes................................................	-	19	107	(120)	6
Deferred income taxes..................................	-	238	15	-	253
Total Current Liabilities...........................	180	4,349	3,241	(120)	7,650

Long-Term Debt.............................................	-	9,067	30	-	9,097
Intercompany Payable....................................	-	2,465	-	(2,465)	-
Deferred Income Taxes...................................	-	985	443	(21)	1,407
Other Liabilities..............................................	135	973	937	-	2,045
Shareholders’ Equity......................................	9,470	5,467	9,453	(14,920)	9,470
Total Liabilities and Shareholders’ Equity..............................	$9,785	$23,306	$14,104	$(17,526)	$29,669

Condensed Consolidating Statement of Operations
For the 13 Weeks Ended November 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales.........................................................	$ -	$ 3,154	$ 3,412	$ (660)	$ 5,906

Cost of sales..................................................	-	(2,098)	(2,128)	641	(3,585)

Gross margin....................................................	-	1,056	1,284	(19)	2,321

Selling, general and administrative expenses.......	(2)	(1,240)	(898)	19	(2,121)

May integration costs...................................	-	(9)	(8)	-	(17)

Operating income (loss)........................................	(2)	(193)	378	-	183

Interest (expense) income, net
External................................................	-	(147)	2	-	(145)
Intercompany................................................	9	(35)	26	-	-

Equity in earnings of subsidiaries....................	24	116	-	(140)	-

Income (loss) before income taxes..................	31	(259)	406	(140)	38

Federal, state and local income tax benefit (expense)	2	100	(107)	-	(5)

Net income (loss).....................................	$ 33	$ (159)	$ 299	$ (140)	$ 33

Condensed Consolidating Statement of Operations
For the 39 Weeks Ended November 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales.............................................................	$ -	$ 8,962	$10,490	$(1,733)	$17,719

Cost of sales.....................................................	-	(5,774)	(6,542)	1,660	(10,656)

Gross margin.................................................	-	3,188	3,948	(73)	7,063

Selling, general and administrative expenses.......	(8)	(3,407)	(2,945)	88	(6,272)

May integration costs.....................................	-	(94)	(63)	7	(150)

Operating income (loss)...............................	(8)	(313)	940	22	641

Interest (expense) income, net
External........................................................	16	(429)	6	-	(407)
Intercompany..............................................	40	(106)	66	-	-

Equity in earnings of subsidiaries.....................	110	258	-	(368)	-

Income (loss) from continuing operations before income taxes....................................	158	(590)	1,012	(346)	234

Federal, state and local income tax benefit (expense)	(15)	280	(334)	(6)	(75)

Income (loss) from continuing operations...........	143	(310)	678	(352)	159

Discontinued operations, net of income taxes......	-	-	-	(16)	(16)

Net income (loss).....................................	$ 143	$ (310)	$ 678	$ (368)	$ 143

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 3, 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from continuing operating activities:
Net income (loss).....................................................	$ 143	$ (310)	$ 678	$ (368)	$ 143
Loss from discontinued operations.........................	-	-	-	16	16
May integration costs..............................................	-	94	63	(7)	150
Equity in earnings of subsidiaries............................	(110)	(258)	-	368	-
Dividends received from subsidiaries......................	351	-	-	(351)	-
Depreciation and amortization................................	1	505	471	-	977
(Increase) decrease in working capital.....................	(241)	(907)	136	(16)	(1,028)
Other, net.................................................................	109	1,110	(1,192)	-	27
Net cash provided by continuing operating activities...........................................	253	234	156	(358)	285

Cash flows from continuing investing activities: Purchase of property and equipment and capitalized software, net.................................	-	(170)	(521)	7	(684)
Proceeds from the disposition of After Hours Formalwear.......................................	66	-	-	-	66
Net cash provided (used) by continuing investing activities............................................	66	(170)	(521)	7	(618)

Cash flows from continuing financing activities: Debt issued, net of debt repaid................................	-	2,273	(2)	-	2,271
Dividends paid.........................................................	(173)	-	(351)	351	(173)
Acquisition of common stock, net of common stock issued.............................................	(2,747)	-	-	-	(2,747)
Intercompany activity, net......................................	1,570	(2,291)	719	2	-
Other, net.................................................................	80	(46)	13	-	47
Net cash provided (used) by continuing financing activities.........................	(1,270)	(64)	379	353	(602)

Net cash provided (used) by continuing operations..............................................................	(951)	-	14	2	(935)
Net cash used by discontinued operations................	-	-	-	(1)	(1)

Net increase (decrease) in cash and cash equivalents.............................................................	(951)	-	14	1	(936)
Cash and cash equivalents at beginning of period................................................................	968	73	171	(1)	1,211

Cash and cash equivalents at end of period...............	$ 17	$ 73	$ 185	$ -	$ 275

Condensed Consolidating Balance Sheet
As of February 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.....................	$ 335	$ 75	$ 173	$ -	$ 583
Receivables............................................	-	68	395	-	463
Merchandise inventories.......................	-	2,704	2,356	-	5,060
Supplies and prepaid expenses.............	-	118	100	-	218
Income taxes..........................................	21	-	-	(21)	-
Deferred income tax assets.................... ...................................................................	-	-	7	(7)	-
Total Current Assets.........................	356	2,965	3,031	(28)	6,324

Property and Equipment - net.................	3	6,292	4,696	-	10,991
Goodwill..................................................	-	6,564	2,569	-	9,133
Other Intangible Assets - net...................	-	290	541	-	831
Other Assets............................................	4	155	351	-	510
Deferred Income Tax Assets....................	22	-	-	(22)	-
Intercompany Receivable.........................	1,045	-	1,412	(2,457)	-
Investment in Subsidiaries.......................	8,707	4,805	-	(13,512)	-
Total Assets.......................................	$10,137	$21,071	$12,600	$(16,019)	$27,789

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt.....................................	$ -	$ 664	$ 2	$ -	$ 666
Accounts payable and accrued liabilities.............................................	159	1,880	2,088	-	4,127
Income taxes..........................................	-	11	354	(21)	344
Deferred income taxes...........................	-	230	-	(7)	223
Total Current Liabilities.....................	159	2,785	2,444	(28)	5,360

Long-Term Debt......................................	-	9,058	29	-	9,087
Intercompany Payable.............................	-	2,457	-	(2,457)	-
Deferred Income Taxes............................	-	882	586	(22)	1,446
Other Liabilities.......................................	71	877	1,041	-	1,989
Shareholders’ Equity................................	9,907	5,012	8,500	(13,512)	9,907
Total Liabilities and Shareholders’ Equity........................	$10,137	$21,071	$12,600	$(16,019)	$27,789

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of

                        Operations

For purposes of the following discussion, all references to “third quarter of 2008” and “third quarter of 2007” are to the Company’s 13-week fiscal periods ended November 1, 2008 and November 3, 2007, respectively, and all references to “2008” and “2007” are to the Company’s 39-week fiscal periods ended November 1, 2008 and November 3, 2007, respectively.

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

In February 2008, the Company announced a new initiative to strengthen local market focus and enhance selling service expected to enable the Company to both accelerate same-store sales growth and reduce expense.  The localization initiative, called “My Macy’s,” was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs.  To maximize the results from My Macy’s, the Company is taking action in certain markets that will: concentrate more management talent in local markets, effectively reducing the “span of control” over local stores; create new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empower locally based executives to make more and better decisions.  In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West.  The Atlanta-based division was renamed Macy’s Central.  The savings from the division consolidation process, net of the amount invested in the localization initiative and increased store staffing levels, are expected to reduce selling, general and administrative (“SG&A”) expenses by approximately $100 million per year, beginning in 2009.  The partial-year reduction in SG&A expenses for 2008 is estimated at approximately $60 million.  The Company anticipates incurring approximately $150 million of one-time costs related to the division consolidations and the localization initiative in fiscal 2008, consisting primarily of human resource-related costs.

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

In recent periods, consumer spending levels have been adversely affected by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit.  These conditions have reduced the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company.  Based on its assessment of market conditions and its recent performance, the Company is assuming that its comparable store sales in the fourth quarter of 2008 will be down in the range of 1% to 6% from levels in the fourth quarter of 2007.  If the sales trend in the fourth quarter of 2008 does not improve from that experienced in the third quarter of 2008, the Company expects that its fourth quarter of 2008 comparable store sales will be at the low end of this range.

The Company cannot predict whether, when or the manner in which the economic conditions described above will change.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2007 10-K.  The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in “Forward-Looking Statements”) and in the 2007 10-K (particularly in “Risk Factors”).

Results of Operations

Comparison of the 13 Weeks Ended November 1, 2008 and November 3, 2007

The net loss for the third quarter of 2008 was $44 million, compared to net income of $33 million in the third quarter of 2007.  The net loss for the third quarter of 2008 reflects the lower sales trend and includes the impact of $16 million of division consolidation costs.  Net income in the third quarter of 2007 included the impact of $17 million of May integration costs.

Net sales for the third quarter of 2008 totaled $5,493 million, compared to net sales of $5,906 million for the third quarter of 2007, a decrease of $413 million or 7.0%.  On a comparable store basis, net sales for the third quarter of 2008 were down 6.0% compared to the third quarter of 2007.  Sales from the Company’s Internet businesses in the third quarter of 2008 increased 22.7% compared to the third quarter of 2007.  By family of business, sales in the third quarter of 2008 were strongest in cold weather categories, including outerwear, boots and cold weather accessories.  The weaker businesses during the quarter were furniture and mattresses.  The Company calculates comparable store sales as sales from stores in operation throughout 2007 and 2008 and all Internet sales.  Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time.  Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,324 million or 60.5% of net sales for the third quarter of 2008, compared to $3,585 million or 60.7% of net sales for the third quarter of 2007, a decrease of $261 million.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $2,085 million or 38.0% of net sales for the third quarter of 2008, compared to $2,121 million or 35.9% of net sales for the third quarter of 2007, a decrease of $36 million.  The SG&A rate as a percent to sales was higher in the third quarter of 2008, compared to the third quarter of 2007, primarily because of weaker sales.  SG&A expenses in the third quarter of 2008 reflected lower pension and supplementary retirement plan expenses, lower stock-based compensation expense and consolidation-related expense savings, partially offset by lower income from credit and higher logistics related costs in support of the Company’s multi-channel operations.

Division consolidation costs for the third quarter of 2008 amounted to $16 million and consisted primarily of human resource-related costs.

May integration costs for the third quarter of 2007 amounted to $17 million and consisted primarily of additional costs related to closed locations, severance, system conversion costs and costs related to other operational consolidations.

Net interest expense was $143 million for the third quarter of 2008 compared to $145 million for the third quarter of 2007, a decrease of $2 million.

The Company’s effective income tax rate of 42.0% for the third quarter of 2008 and 13.1% for the third quarter of 2007 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Comparison of the 39 Weeks Ended November 1, 2008 and November 3, 2007

The net loss for 2008 was $30 million, compared to net income of $143 million in 2007.  The net loss for 2008 reflects the lower sales trend and includes the impact of $129 million of division consolidation costs and $50 million of asset impairment charges.  Net income for 2007 included income from continuing operations of $159 million and a loss from discontinued operations of $16 million.  Income from continuing operations in 2007 included the impact of $150 million of May integration costs.  The loss from discontinued operations in 2007 included the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and after-tax basis.

Net sales for 2008 totaled $16,958 million, compared to net sales of $17,719 million for 2007, a decrease of $761 million or 4.3%.  On a comparable store basis, net sales for 2008 were down 3.5% compared to 2007.  Sales from the Company’s Internet businesses in 2008 increased 32.1% compared to 2007.  By family of business, sales in 2008 were strongest in young men’s, mattresses and housewares.  The weaker business in 2008 was women’s ready to wear.  The Company calculates comparable store sales as sales from stores in operation throughout 2007 and 2008 and all Internet sales.  Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time.  Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $10,197 million or 60.1% of net sales for 2008, compared to $10,656 million or 60.1% of net sales for 2007, a decrease of $459 million.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $6,225 million or 36.7% of net sales for 2008, compared to $6,272 million or 35.4% of net sales for 2007, a decrease of $47 million.  The SG&A rate as a percent to sales was higher in 2008, compared to 2007, primarily because of weaker sales.  SG&A expenses in 2008 benefited from lower depreciation and amortization expenses, lower stock-based compensation expenses and lower pension and supplementary retirement plan expenses, partially offset by lower income from credit and higher logistics related costs in support of the Company’s multi-channel operations.

Division consolidation costs for 2008 amounted to $129 million and consisted primarily of severance costs and other human resource-related costs.

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

Net interest expense was $417 million for 2008 compared to $407 million for 2007, an increase of $10 million.  The increase in net interest expense for 2008, as compared to 2007, resulted primarily from higher average outstanding borrowings.

The Company’s effective income tax rate of 51.3% for 2008 and 31.9% for 2007 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

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

Net cash provided by continuing operating activities in 2008 was $317 million, compared to net cash provided by continuing operating activities of $285 million in 2007.  The increase in net cash provided by continuing operating activities reflects a larger increase in accounts payable and accrued liabilities not separately identified, partially offset by a larger increase in merchandise inventories and a net loss in 2008 as compared to net income in 2007.

Net cash used by continuing investing activities was $606 million for 2008, compared to net cash used by continuing investing activities of $618 million for 2007.  Continuing investing activities for 2008 include purchases of property and equipment totaling $546 million and capitalized software of $104 million, compared to purchases of property and equipment totaling $700 million and capitalized software of $81 million for 2007.  During 2008, the Company opened four new Macy’s department stores and one new Macy’s furniture gallery, and reopened one Macy’s store that was previously closed from hurricane damage.  During 2007, the Company opened eight Macy’s department stores, one Macy’s furniture gallery and two Bloomingdale’s department stores.  Cash flows from continuing investing activities included $25 million and $96 million from the disposition of property and equipment for 2008 and 2007, respectively.  Continuing investing activities for 2007 also included $66 million of proceeds from the disposition of the discontinued operations of After Hours Formalwear.

Net cash provided by continuing financing activities was $6 million for 2008, including the issuance of $770 million of debt, the issuance of $7 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $64 million, partially offset by the repayment of $663 million of debt and the payment of $166 million of cash dividends.  During 2008, the Company repurchased no shares of its common stock under its share repurchase program and anticipates no share repurchases under its share repurchase program for the remainder of fiscal 2008 or fiscal 2009.  Net cash used by the Company from continuing financing activities was $602 million for 2007, including the repayment of $647 million of debt, the acquisition of 72.3 million shares of its common stock at an approximate cost of $3,003 million and the payment of $173 million of cash dividends, partially offset by the issuance of $2,918 million of debt, the issuance of $256 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $65 million.  The debt issued during 2008 included $650 million of 7.875% senior notes due 2015 and $120 million of outstanding borrowings under the Company’s credit agreement at November 1, 2008.  The debt repaid in 2008 included $500 million of 6.625% senior notes due September 1, 2008 and $150 million of 5.95% notes due November 1, 2008.  The debt issued during 2007 included $1,100 million of 5.35% senior notes due 2012, $500 million of 6.375% senior notes due 2037, $350 million of 5.875% senior notes due 2013 and $968 million of commercial paper outstanding at November 3, 2007.  The debt repaid in 2007 included $400 million of 3.95% senior notes due July 15, 2007, $6 million of 9.93% medium term notes due August 1, 2007 and $225 million of 7.9% senior debentures due October 15, 2007.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time.  This agreement is set to expire August 30, 2012.  As of November 1, 2008, the Company had $120 million of borrowings outstanding under this agreement.  As of December 8, 2008, all borrowings under this agreement had been repaid.

The credit agreement requires the Company to maintain a specified interest coverage ratio of no less than 3.25 and a specified leverage ratio, which approximates the ratio of debt to debt and equity, of no more than .62.  At November 1, 2008, the Company’s interest coverage ratio was 5.07 and the Company’s leverage ratio was .49.

The Company has $350 million of 6.3% senior notes due April 1, 2009 and $600 million of 4.8% senior notes due July 15, 2009.  As of the date of this report, the Company intends to fund these debt maturities with cash on hand and funds from operations, but would also have the ability to fund these debt maturities with borrowings under its credit agreement.

On October 24, 2008, the Company’s board of directors declared a regular quarterly dividend of 13.25 cents per share on its common stock, payable January 2, 2009, to shareholders of record at the close of business on December 15, 2008.

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of November 1, 2008, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 20, 2007, the Pirelli Armstrong Tire Corp. Retiree Medical Benefits Trust, an alleged stockholder of the Company, filed a stockholder derivative action in the United States District Court for the Southern District of New York.  The derivative complaint charges the members of the Company’s board of directors and certain members of senior management with breach of fiduciary duty and violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging that the defendants made false and misleading statements regarding the Company’s business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company’s stock price between August 30, 2005 and May 15, 2007.  The plaintiff seeks various forms of relief from the defendants for the benefit of the Company, including unspecified money damages and disgorgement of profits from allegedly improper trading of Company stock.  On September 30, 2008, the court dismissed the plaintiff’s complaint without prejudice, and gave the plaintiff until November 1, 2008 to file a further amended complaint.  The plaintiff did not file a further amended complaint before that date and, on November 10, 2008, the court dismissed the action with prejudice.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors ” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 as filed with the SEC.

The Company periodically reviews the carrying value of its goodwill for possible impairment; if future circumstances indicate that goodwill is impaired, the Company could be required to write down amounts of goodwill and record impairment charges.

The Company monitors relevant circumstances, including consumer spending levels, general economic conditions and the market prices for the Company’s common stock, and the potential impact that such circumstances might have on the valuation of the Company’s goodwill.  It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by the Company in assessing the appropriate valuation of its goodwill, could in the future require the Company to write down a portion of its goodwill and record related non-cash impairment charges.  If the Company were required to write down a portion of its goodwill and record related non-cash impairment charges, the Company’s financial position and results of operations would be adversely affected and the Company’s leverage ratio for purposes of its credit agreement would increase.  If such leverage ratio were to exceed the maximum permitted under its credit agreement, the Company would be in default under its credit agreement.  At November 1, 2008, a write down of goodwill in excess of approximately $3.9 billion after income tax benefit, or approximately 43% of the Company’s goodwill, would have been required to cause the Company’s leverage ratio to exceed the permitted maximum.  Due to the seasonal nature of the Company’s business, the Company’s leverage ratio as determined on a quarterly basis generally is at its highest point as of the end of the Company’s third fiscal quarter.  Accordingly, it is expected that an even greater write down of goodwill would be required to cause the Company’s leverage ratio to exceed the permitted maximum as calculated as of the end of the Company’s fourth fiscal quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the third quarter of 2008:

	Total Number	Average	Total Number of	Open
	of Shares	Price per	Shares Purchased	Authorization
	Purchased	Share ($)	Under Program (1)	Remaining (1) ($)
	(thousands)		(thousands)	(millions)
August 3, 2008 - August 30, 2008	-	-	-	852
August 31, 2008 - October 4, 2008	-	-	-	852
October 5, 2008 - November 1, 2008	-	-	-	852
Total	-	-	-

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

●    general consumer-spending levels, including the impact of the availability, cost and level of consumer debt, levels of unemployment and consumer confidence, the costs of basic necessities and other goods and the effects of the weather or natural disasters;

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

Item 6. Exhibits

10.1	Form of Amendment No. 3 to Severance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 3, 2008).

10.2	Fourth Amendment to Credit Card Program Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2008

MACY'S, INC.

By:  /s/ Dennis J. Broderick

Name:  Dennis J. Broderick

Title:  Senior Vice President, General Counsel

          and Secretary

By:  /s/ Joel A. Belsky

Name:  Joel A. Belsky

Title:  Vice President and Controller

           (Principal Accounting Officer)