Form 10-K
period 2009-01-31
Macy's, Inc.
filed 2009-04-01
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number:
January 31, 2009	1-13536

Macy’s, Inc.

7 West Seventh Street

Cincinnati, Ohio 45202

(513) 579-7000

and

151 West 34th Street

New York, New York 10001

(212) 494-1602

Incorporated in Delaware	I.R.S. No. 13-3324058

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
7.45% Senior Debentures due 2017	New York Stock Exchange
6.79% Senior Debentures due 2027	New York Stock Exchange
7% Senior Debentures due 2028	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (August 2, 2008) was approximately $7,640,690,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2009
Common Stock, $0.01 par value per share	420,575,298 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2009 (Proxy Statement)	Part III

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

Unless the context requires otherwise (i) references herein to the “Company” are, for all periods prior to August 30, 2005 (the “Merger Date”), references to Macy’s and its subsidiaries and their respective predecessors, and for all periods following the Merger Date, references to Macy’s and its subsidiaries, including the acquired May entities, and (ii) references to “2008,” “2007,” “2006,” “2005” and “2004” are references to the Company’s fiscal years ended January 31, 2009, February 2, 2008, February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

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

•

general consumer-spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters;

•	conditions to, or changes in the timing of, proposed transactions and changes in expected synergies, cost savings and non-recurring charges;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

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

Upon the completion of the Merger, the Company acquired May’s approximately 500 department stores and approximately 800 bridal and formalwear stores. Most of the acquired May department stores were converted to the Macy’s nameplate in September 2006, resulting in a national retailer with stores in almost all major markets. The operations of the acquired Lord & Taylor division and the bridal group (consisting of David’s Bridal, After Hours Formalwear and Priscilla of Boston) have been divested and are presented as discontinued operations. As a result of the acquisition and the integration of the acquired May operations, as of January 31, 2009, the continuing operations of the Company included more than 840 stores in 45 states, the District of Columbia, Guam and Puerto Rico under the names “Macy’s” and “Bloomingdale’s.”

During 2007, the Company conducted its operations through seven Macy’s divisions, together with its Bloomingdale’s division, macys.com division and bloomingdales.com division (which also operated Bloomingdale’s By Mail during 2007). During 2008, the Company consolidated its Minneapolis-based Macy’s North organization into New York-based Macy’s East, its St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and its Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division was renamed Macy’s Central. In conjunction with these division consolidations, the Company restructured the field organizations in these geographical areas to better localize product offerings and service levels.

On February 2, 2009, the Company announced its intent to consolidate all of its Macy’s branded operations into a single organization. Under the new structure, central buying, merchandising planning, stores senior management and marketing functions for both Macy’s and Bloomingdale’s branded operations will be located primarily in New York. Corporate-related business functions, such as finance, human resources, law, property development and purchasing will be located primarily in Cincinnati. Macy’s stores nationwide will be grouped into 69 geographic districts that will average 10-12 stores each. The 69 Macy’s districts will be grouped into eight regions that will be based in the Chicago, Houston, Miami, Los Angeles, New York, Pittsburgh, San Francisco and Washington, D.C. areas. Each region will include an organization of 35 to 40 executives to oversee merchandising, planning and various support operations. Special events and marketing public relations staff also will be located regionally. The new organization structure is expected to be in place beginning in the second quarter of 2009.

The Company’s retail stores and Internet websites sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods. The specific assortments vary by size of store, merchandising character and character of customers in the trade areas. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.

For 2008, 2007 and 2006, the following merchandise constituted the following percentages of sales:

	2008	2007	2006
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	36%	36%	35%
Feminine Apparel	27	27	28
Men’s and Children’s	22	22	22
Home/Miscellaneous	15	15	15

	100%	100%	100%

In 2008, the Company provided various support functions to its retail operations on an integrated, company-wide basis.

•

The Company’s subsidiary, FDS Bank, and its financial, administrative and credit services subsidiary, Macy’s Credit and Customer Service, Inc. (“MCCS”), provide credit processing, certain collections, customer service and credit marketing services in respect of all proprietary and non-proprietary credit card accounts that are owned either by Department Stores National Bank (“DSNB”), a subsidiary of Citibank, N.A., or FDS Bank and that constitute a part of the credit programs of the Company’s retail operations. In addition, MCCS provides payroll and benefits services to all of the Company’s operations.

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

•

Macy’s Systems and Technology, Inc. (“MST”), a wholly-owned indirect subsidiary of the Company, provides operational electronic data processing and management information services to all of the Company’s operations.

•

Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned direct subsidiary of the Company, is responsible for all of the private label development for the Company’s Macy’s branded operations. During 2008, MMG also helped the Company to centrally develop and execute consistent merchandise strategies while retaining the ability to tailor merchandise assortments and strategies to the particular character and customer base of the Company’s various department store markets. Under the

Company’s new organization structure, MMG will focus solely on the design, development and marketing of Macy’s private label brands. Bloomingdale’s uses MMG for only a small portion of its private label merchandise.

•

Macy’s Logistics and Operations (“Macy’s Logistics”), a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services, store design and construction services and certain supply purchasing services for the Company’s operations.

•

Macy’s Home Store, LLC, a wholly-owned indirect subsidiary of the Company, was responsible during 2008 for the overall strategy, merchandising and marketing of home-related merchandise categories in all of the Company’s Macy’s stores. Under the Company’s new organization structure, the home store functions will be integrated into the Macy’s national merchandising, merchandise planning, stores and marketing organizations.

•

Macy’s Corporate Marketing, a division of a wholly-owned subsidiary of the Company, was responsible during 2008 for the development of distinctive sales promotion programs that were national in scope for the all of the Company’s Macy’s stores and for managing national public relations and annual events, credit marketing and cause-related marketing initiatives for the Macy’s stores. Under the Company’s new Macy’s branded organization structure, Macy’s Corporate Marketing will be integrated into the new unified national organization.

•

A specialized staff maintained in the Company’s corporate offices provides services for all retail operations of the Company in such areas as accounting, legal, human resources, real estate and insurance, as well as various other corporate office functions.

MCCS and MMG also offer their services, either directly or indirectly, to unrelated third parties.

The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.

Employees. As of January 31, 2009, the Company’s continuing operations had approximately 167,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of January 31, 2009 were represented by unions. Management considers its relations with its employees to be satisfactory.

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

Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2008. The Company has no long-term purchase commitments or arrangements with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

Competition. The retailing industry is intensely competitive. The Company’s stores and direct-to-customer business operations compete with many retailing formats in the geographic areas in which they operate, including department stores, specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets, among others. The retailers with which the Company competes include Bed Bath & Beyond, Belk, Bon Ton, Burlington Coat Factory, Dillard’s, Gap, Gottschalk, J.C. Penney, Kohl’s, Limited, Lord & Taylor, Neiman Marcus, Nordstrom, Saks, Sears, Stage Stores, Target, TJ Maxx and Wal-Mart. The Company seeks to attract customers by offering superior selections, value pricing, and strong private label merchandise in stores that are located in premier locations, and by providing an exciting shopping environment and superior service through a multi-channel experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

Available Information. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at http://www.macysinc.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The public also may read and copy any of these filings at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains the Company’s filings; the address of that site is http://www.sec.gov. In addition, the Company has made the following available free of charge through its website at http://www.macysinc.com:

•	Audit Committee Charter,

•	Compensation and Management Development Committee Charter,

•	Finance Committee Charter,

•	Nominating and Corporate Governance Committee Charter,

•	Corporate Governance Principles,

•	Non-Employee Director Code of Business Conduct and Ethics, and

•	Code of Conduct.

Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Macy’s, Inc. at 7 West 7th Street, Cincinnati, OH 45202.

Executive Officers of the Registrant.

The following table sets forth certain information as of March 20, 2009 regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	56	Chairman of the Board; President and Chief Executive Officer; Director
Thomas G. Cody	67	Vice Chair
Janet E. Grove	58	Vice Chair
Susan D. Kronick	57	Vice Chair
Timothy M. Adams	54	Chief Private Brand Officer
Thomas L. Cole	60	Chief Administrative Officer
Jeffrey Gennette	47	Chief Merchandising Officer
Julie Greiner	55	Chief Merchandise Planning Officer
Karen M. Hoguet	52	Chief Financial Officer
Ronald Klein	59	Chief Stores Officer
Peter Sachse	51	Chief Marketing Officer
Mark S. Cosby	50	President – Stores
Dennis J. Broderick	60	Senior Vice President, General Counsel and Secretary
Joel A. Belsky	55	Vice President and Controller

Terry J. Lundgren has been Chairman of the Board since January 2004 and President and Chief Executive Officer of the Company since February 2003; prior thereto he served as the President/Chief Operating Officer and Chief Merchandising Officer of the Company from April 2002 to February 2003. Mr. Lundgren served as the President and Chief Merchandising Officer of the Company from May 1997 to April 2002.

Thomas G. Cody has been Vice Chair of the Company since February 2009 responsible for corporate governance and board of directors issues and non-marketing-based philanthropy; prior thereto he served as Vice Chair, Legal, Human Resources, Internal Audit and External Affairs of the Company from February 2003 to February 2009. Mr. Cody served as the Executive Vice President, Legal and Human Resources, of the Company from May 1988 to February 2003.

Janet E. Grove has been Vice Chair of the Company since February 2009 responsible for facilitating the transition of merchandising, planning and private brand development functions under the new Macy’s organization structure and International Retail Store Development initiatives; prior thereto she served as Vice Chair, Merchandising, Private Brand and Product Development of the Company from February 2003 to February 2009. Ms. Grove also has served as Chairman of MMG since 1998 and Chief Executive Officer of MMG since 1999.

Susan D. Kronick has been Vice Chair of the Company since February 2009 overseeing Bloomingdale’s, co-leading the My Macy’s integration and expansion, and facilitating the transition of stores, merchandising and planning functions under the new Macy’s organization structure; prior thereto she served as Vice Chair, Department Store Divisions of the Company since February 2003. Ms. Kronick served as Group President, Regional Department Stores of the Company from April 2001 to February 2003; and prior thereto as Chairman and Chief Executive Officer of Macy’s Florida from June 1997 to February 2003.

Timothy M. Adams has been the Chief Private Brand Officer of the Company since February 2009; prior thereto he served as Chairman and CEO of Macy’s Home Store from July 2005 to February 2009 and as Chairman of Macy’s Florida from April 2001 to July 2005.

Thomas L. Cole has been Chief Administrative Officer of the Company since February 2009; prior thereto he served as Vice Chair, Support Operations of the Company from February 2003 to February 2009. Until February 2009, he also was responsible for the operations of Macy’s Logistics since 1995, of MST since 2001, and of MCCS since 2002.

Jeffrey Gennette has been Chief Merchandising Officer of the Company since February 2009; prior thereto he served as Chairman and CEO of Macy’s West from February 2008 to February 2009, as Chairman of Macy’s Northwest from December 2005 to February 2008 and as Executive Vice President and Director of Stores of Macy’s Central from March 2004 to December 2005. Mr. Gennette served as Senior Vice President/General Merchandise Manager of Macy’s West from May 2001 to March 2004.

Julie Greiner has been Chief Merchandise Planning Officer of the Company since February 2009; prior thereto she served as Chairman and CEO of Macy’s Florida from July 2005 to February 2009 and as Senior Executive Vice President and Director of Stores of Bloomingdale’s from April 1998 to July 2005.

Karen M. Hoguet has been Chief Financial Officer of the Company since February 2009; prior thereto she served as Executive Vice President and Chief Financial Officer of the Company from June 2005 to February 2009. Mrs. Hoguet served as Senior Vice President and Chief Financial Officer of the Company from October 1997 to June 2005.

Ronald Klein has been Chief Stores Officer of the Company since February 2009; prior thereto he served as Chairman and CEO of Macy’s East from February 2004 to February 2009.

Peter Sachse has been Chief Marketing Officer of the Company since February 2009 and Chairman of macys.com since April 2006; prior thereto he served as President of Macy’s Corporate Marketing from May 2007 to February 2009 and as Chief Marketing Officer of the Company from June 2003 to May 2007.

Mark S. Cosby has been President – Stores of the Company since February 2009; prior thereto he served as President and Chief Operating Officer of Macy’s East from May 2007 to February 2009 and as Senior Vice President – Property Development of the Company from July 2006 to May 2007.

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

The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending. The Company’s sales and operating results depend in part on its ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. The Company develops new retail concepts and continuously adjusts its industry position in certain major and private-label brands and product categories in an effort to satisfy customers. Any sustained failure to anticipate, identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse affect on the Company’s business. The Company’s sales are impacted by discretionary spending by consumers. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters.

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

Extreme weather conditions in the areas in which the Company’s stores are located could adversely affect the Company’s business. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for the Company’s customers to travel to its stores and thereby reduce the Company’s sales and profitability. The Company’s business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of the Company’s inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could adversely affect the Company’s business.

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

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict the Company’s access to this potential source of future liquidity. A decrease in the ratings that rating agencies assign to the Company’s short and long-term debt may negatively impact the Company’s access to the debt capital markets and increase the Company’s cost of borrowing. In addition, the Company’s bank credit agreements require the Company to maintain specified interest coverage and leverage ratios. The Company’s ability to comply with the ratios may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with its debt covenants, and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately. The Company’s assets may not be sufficient to repay in full this indebtedness, resulting in a need for an alternate source of funding. The Company cannot assure you that it would be able to obtain such an alternate source of funding on satisfactory terms, if at all, and its inability to do so could cause the holders of its securities to experience a partial or total loss of their investments in the Company.

The Company periodically reviews the carrying value of its goodwill for possible impairment; if future circumstances indicate that goodwill is impaired, the Company could be required to write down amounts of goodwill and record impairment charges.

In the fourth quarter of fiscal 2008, the Company reduced the carrying value of its goodwill from $9,125 million to $3,743 million and recorded a related non-cash impairment charge of $5,382 million. The Company continues to monitor relevant circumstances, including consumer spending levels, general economic conditions and the market prices for the Company’s common stock, and the potential impact that such circumstances might have on the valuation of the Company’s goodwill. It is possible that changes in such circumstances, or in the numerous variables associated with the judgments, assumptions and estimates made by the Company in assessing the appropriate valuation of its goodwill, could in the future require the Company to further reduce its goodwill and record related non-cash impairment charges. If the Company were required to further reduce its goodwill and record related non-cash impairment charges, the Company’s financial position and results of operations would be adversely affected.

The Company depends on its ability to attract and retain quality employees.

The Company’s business is dependent upon attracting and retaining a large number of quality employees. Many of these employees are in entry level or part-time positions with historically high rates of turnover. The Company’s ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Changes that adversely impact the Company’s ability to attract and retain quality employees could adversely affect the Company’s business.

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

The Company’s advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,239 million for 2008. The Company’s business depends on high customer traffic in its stores and effective marketing. The Company has many initiatives in this area, and often changes its advertising and marketing programs. There can be no assurance as to the Company’s continued ability to effectively execute its advertising and marketing programs, and any failure to do so could have a material adverse effect on the Company’s business and results of operations.

The benefits expected to be realized from the expansion of the Company’s market localization initiatives and the changes to its operating structure are subject to various risks, and the Company’s failure to complete these initiatives successfully or on a timely basis could reduce the Company’s profitability.

The Company’s success in fully realizing the anticipated benefits from the expansion of its market localization initiatives and the changes to its operating structure will depend in large part on achieving anticipated cost savings, business opportunities and growth prospects. There can be no assurance that anticipated cost savings, business opportunities and growth prospects will materialize. The Company’s ability to benefit from expanded market localization initiatives and the changes to its operating structure is subject to both the risks affecting the Company’s business generally and the inherent difficulties associated with implementing these initiatives. The failure of the Company to realize the benefits expected to result from these initiatives could have a material adverse effect on the Company’s business and results of operations.

Parties with whom the Company does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform their obligations to the Company.

The Company is a party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers, lenders and participants in joint ventures, strategic alliances and other joint commercial relationships, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential leaseholds, products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate the Company’s business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Current economic, industry and market conditions could result in increased risks to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot assure you that it would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s cash flows, financial condition and results of operations.

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

A privacy breach could result in negative publicity and adversely affect the Company’s business.

The protection of customer, employee, and company data is critical to the Company. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across business units. In addition, customers have a high expectation that the Company will adequately protect their personal information. A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage the Company’s customer relationships and reputation and result in lost sales, fines, or lawsuits.

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

The Company’s stock price, like that of other retail companies, is subject to significant volatility because of many factors, including factors beyond the control of the Company. These factors may include:

•	general economic and stock and credit market conditions;

•	risks relating to the Company’s business and its industry, including those discussed above;

•	strategic actions by the Company or its competitors;

•	variations in the Company’s quarterly results of operations;

•	future sales or purchases of the Company’s common stock; and

•	investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives.

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

The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 31, 2009, the continuing operations of the Company included 847 retail stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 154,300,000 square feet. Of such stores, 466 were owned, 263 were leased and 118 stores were operated under arrangements where the Company owned the building and leased the land. Substantially all owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for significant numbers of years and provide for rental rates that increase or decrease over time.

Additional information about the Company’s stores and warehouses and distribution and fulfillment centers (“DC’s”) as of January 31, 2009 is as follows:

Geographic Region	Total Stores	Owned Stores	Leased Stores	Stores Subject to a Ground Lease	Total DC’s	Owned DC’s
Mid-Atlantic	107	56	32	19	3	2
North	68	51	14	3	1	1
Northeast	118	62	47	9	2	2
Northwest	139	54	68	17	4	1
Southeast	119	80	17	22	4	3
Southwest	129	55	48	26	4	4
Midwest	105	59	29	17	3	2
South Central	62	50	8	4	1	1

	847	467	263	117	22	16

The eight geographic regions detailed in the foregoing table are based on the Company’s Macy’s branded operational structure which include headquarters in the Chicago, Houston, Miami, Los Angeles, New York, Pittsburgh, San Francisco and Washington, D.C. areas.

The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States. Store count activity was as follows:

	2008	2007	2006
Store count at beginning of fiscal year	853	858	868
New stores opened and other expansions	11	13	7
Stores closed	(17)	(18)	(17)

Store count at end of fiscal year	847	853	858

Item 3.	Legal Proceedings.

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

The Common Stock is listed on the NYSE under the trading symbol “M.” As of January 31, 2009, the Company had approximately 25,900 stockholders of record. The following table sets forth for each fiscal quarter during 2008 and 2007 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared each fiscal quarter on each share of Common Stock.

	2008			2007
	Low	High	Dividend	Low	High	Dividend
1st Quarter	21.01	28.47	0.1300	40.88	46.70	0.1275
2nd Quarter	14.33	26.30	0.1325	33.61	45.50	0.1300
3rd Quarter	7.65	22.96	0.1325	28.51	36.71	0.1300
4th Quarter	5.07	12.47	0.1325	20.94	32.57	0.1300

On February 2, 2009, the Company announced that its Board of Directors had determined to reduce the Company’s quarterly dividend from $0.1325 per common share to $0.05 per common share. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.

The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2008.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
November 2, 2008 – November 29, 2008	–	–	–	852
November 30, 2008 – January 3, 2009	3	28.47	–	852
January 4, 2009 – January 31, 2009	–	–	–	852

	3	28.47	–

(1)	The Company’s board of directors initially approved a $500 million authorization to purchase common stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003, additional $750 million authorizations on each of February 27, 2004 and July 20, 2004, an additional authorization of $2,000 million on August 25, 2006 and an additional authorization of $4,000 million on February 26, 2007. All authorizations are cumulative and do not have an expiration date.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Retail Department Store Index for the period from January 30, 2004 through January 30, 2009, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the S&P Retail Department Store Index are Dillard’s, Macy’s, J.C. Penney, Kohl’s, Nordstrom and Sears, as well as May for the periods of 2004 to August 29, 2005.

Item 6.	Selected Financial Data.

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2008	2007	2006*	2005**	2004
	(millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$24,892	$26,313	$26,970	$22,390	$15,776
Cost of sales	(15,009)	(15,677)	(16,019)	(13,272)	(9,382)
Inventory valuation adjustments – May integration	–	–	(178)	(25)	–

Gross margin	9,883	10,636	10,773	9,093	6,394
Selling, general and administrative expenses	(8,481)	(8,554)	(8,678)	(6,980)	(4,994)
Division consolidation costs and store closing related costs	(187)	–	–	–	–
Asset impairment charges	(211)	–	–	–	–
Goodwill impairment charges	(5,382)	–	–	–	–
May integration costs	–	(219)	(450)	(169)	–
Gains on sale of accounts receivable	–	–	191	480	–

Operating income (loss)	(4,378)	1,863	1,836	2,424	1,400
Interest expense (a)	(588)	(579)	(451)	(422)	(299)
Interest income	28	36	61	42	15

Income (loss) from continuing operations before income taxes	(4,938)	1,320	1,446	2,044	1,116
Federal, state and local income tax benefit (expense)	135	(411)	(458)	(671)	(427)

Income (loss) from continuing operations	(4,803)	909	988	1,373	689
Discontinued operations, net of income taxes (b)	–	(16)	7	33	–

Net income (loss)	$(4,803)	$893	$995	$1,406	$689

Basic earnings (loss) per share: (c)
Income (loss) from continuing operations	$(11.40)	$2.04	$1.83	$3.22	$1.97
Net income (loss)	(11.40)	2.00	1.84	3.30	1.97
Diluted earnings (loss) per share: (c)
Income (loss) from continuing operations	$(11.40)	$2.01	$1.80	$3.16	$1.93
Net income (loss)	(11.40)	1.97	1.81	3.24	1.93
Average number of shares outstanding (c)	420.0	445.6	539.0	425.2	349.0
Cash dividends paid per share (c)	$.5275	$.5175	$.5075	$.385	$.265
Depreciation and amortization	$1,278	$1,304	$1,265	$976	$737
Capital expenditures	$897	$1,105	$1,392	$656	$548
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,306	$583	$1,211	$248	$868
Total assets	22,145	27,789	29,550	33,168	14,885
Short-term debt	966	666	650	1,323	1,242
Long-term debt	8,733	9,087	7,847	8,860	2,637
Shareholders’ equity	4,646	9,907	12,254	13,519	6,167

*	53 weeks
**	The May Department Stores Company was acquired August 30, 2005 and the results of the acquired operations have been included in the Company’s results of operations from the date of the acquisition.
(a)	Interest expense includes a gain of approximately $54 million in 2006 related to the completion of a debt tender offer and a cost of approximately $59 million in 2004 associated with repurchases of the Company’s long-term debt.
(b)	Discontinued operations include (1) for 2007, the after-tax results of the After Hours Formalwear business, including an after-tax loss of $7 million on the disposal of After Hours Formalwear, (2) for 2006, the after-tax results of operations of the Lord & Taylor division and the Bridal Group division (including David’s Bridal, After Hours Formalwear, and Priscilla of Boston), including after-tax losses of $38 million and $18 million on the disposals of the Lord & Taylor division and the David’s Bridal and Priscilla of Boston businesses, respectively, and (3) for 2005, the after-tax results of operations of the Lord & Taylor division and the Bridal Group division.
(c)	Share and per share amounts have been adjusted as appropriate to reflect the two-for-one stock-split effected in the form of a stock dividend distributed on June 9, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 31, 2009, the Company’s operations were conducted through seven operating divisions – four geographic Macy’s divisions, macys.com, Bloomingdale’s, and bloomingdales.com – which are aggregated into one reporting segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

For the past several years, the Company has been focused on four key priorities for improving the business over the longer term: (i) differentiating and editing merchandise assortments; (ii) simplifying pricing; (iii) improving the overall shopping experience; and (iv) communicating better with customers through more brand focused and effective marketing.

On August 30, 2005, the Company completed its merger with May (the “Merger”). The Company added about 400 Macy’s locations nationwide in 2006 as it converted the regional department store nameplates acquired through the Merger. In connection with the conversion process, the Company identified certain store locations and distribution center facilities to be divested.

Following the Merger, the Company announced its intention to dispose of the acquired Lord & Taylor division and the acquired bridal group business, which included the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston. The sale of the Lord & Taylor division was completed in October 2006, the sale of David’s Bridal and Priscilla of Boston was completed in January 2007 and the sale of After Hours Formalwear was completed in April 2007. As a result of the Company’s disposition of the Lord & Taylor division and bridal group businesses, these businesses were reported as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

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

In February 2008, the Company announced a new initiative to strengthen local market focus and enhance selling service expected to enable the Company to both accelerate same-store sales growth and reduce expense. The localization initiative, called “My Macy’s,” was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. To maximize the results from My Macy’s, the Company has taken action in certain markets that: concentrate more management talent in local markets, effectively reducing the “span of control” over local stores; create new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empower locally based executives to make more and better decisions. In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division was renamed Macy’s Central. The savings from this division consolidation process, net of the amount invested in the localization initiative and increased store staffing levels, are expected to reduce selling, general and administrative (“SG&A”) expenses, as compared to expected levels absent the consolidation, by approximately $100 million per year, beginning in 2009. The partial-year benefit in SG&A expenses for 2008 was more than $60 million. The Company incurred approximately $146 million of one-time costs in 2008 for expenses related to the division consolidations and the localization initiative announced in February 2008, consisting primarily of severance and other human resource-related costs.

In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s is rolled out nationally to new local markets, the Company’s Macy’s branded stores will be reorganized into a unified operating structure to support the Macy’s business. Existing division central office organizations will be eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. This is expected to reduce central office and administrative expense, eliminate duplication, sharpen execution, and help the company to partner more effectively with its suppliers and business partners. The savings from the My Macy’s expansion announced in February 2009, net of the amount to be invested in the localization initiative, are expected to reduce SG&A expenses, as compared to expected levels absent the consolidation, by approximately $400 million per year, beginning in 2010. The partial-year benefit in SG&A expenses for 2009 is estimated at approximately $250 million. The Company expects to incur approximately $400 million in one-time costs for expenses related to the My Macy’s expansion, consisting primarily of severance and other human resource-related costs. The Company incurred $30 million of these severance costs in 2008 in connection with the My Macy’s expansion.

The Company’s operations are impacted by competitive pressures from department stores, specialty stores, mass merchandisers and all other retail channels. The Company’s operations are also impacted by general consumer spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of weather or natural disasters and other factors over which the Company has little or no control.

In recent periods, consumer spending levels have been adversely affected by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit. These conditions have reduced the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company. These conditions have also decreased the projected future cash flows attributable to the Company’s operations, including the projected future cash flows assumed in connection with the Merger, resulting in the Company recording in the fourth quarter of 2008 a reduction in the carrying value of its goodwill, and a related non-cash impairment charge, in the estimated amount of $5,382 million.

The effects of the factors and conditions described above may be experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to the Company’s Macy’s-branded and Bloomingdale’s-branded operations. All of these effects, however, ultimately affect the Company’s overall operations.

The Company cannot predict whether, when or the manner in which the economic conditions described above will change. Based on its assessment of current and anticipated market conditions and its most recent fourth quarter performance, the Company is assuming that its comparable store sales in 2009 for most of the Company’s operating divisions and the Company as a whole will be down in the range of 6% to 8% from 2008 levels.

The discussion in this Item 7 should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report. The discussion in this Item 7 contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Forward-Looking Statements.”

Results of Operations

Comparison of the 52 Weeks Ended January 31, 2009 and the 53 Weeks Ended February 2, 2008. The net loss for 2008 was $4,803 million compared to net income of $893 million for 2007. The net loss for 2008 reflects the lower sales trend and includes the impact of $5,382 million of estimated goodwill impairment charges, $187 million of division consolidation costs and store closing related costs and $211 million of asset impairment charges. The net income for 2007 included income from continuing operations of $909 million and a loss from discontinued operations of $16 million. The income from continuing operations in 2007 included the impact of $219 million of May integration costs. The loss from discontinued operations in 2007 included the loss on disposal of the After Hours Formalwear business.

Net sales for 2008 totaled $24,892 million, compared to net sales of $26,313 million for 2007, a decrease of $1,421 million or 5.4%. On a comparable store basis, net sales for 2008 were down 4.6% compared to 2007. Sales in 2008 were strongest at macys.com and bloomingdales.com and were weakest at Bloomingdale’s, Macy’s West and Macy’s Florida. 2008 sales at Bloomingdale’s were weakest during the third and fourth quarters. Sales from the Company’s Internet businesses in 2008 increased 29.0% compared to 2007 and positively affected the Company’s 2008 comparable store sales by 0.8%. The Company continues to be encouraged by the sales performance in the piloted My Macy’s districts. Sales of the Company’s private label brands represented approximately 19% of net sales in the Macy’s-branded stores in both 2008 and 2007. By family of business, sales in 2008 were strongest in young men’s apparel, shoes and housewares. The weaker businesses during 2008 were women’s apparel and furniture. The Company calculates comparable store sales as sales from stores in operation throughout 2007 and 2008 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $15,009 million or 60.3% of net sales for 2008, compared to $15,677 million or 59.6% of net sales for 2007, a decrease of $668 million. The cost of sales rate for 2008 as a percent of net sales reflects the weak sales trend and resulting increased net markdowns taken to maintain inventories at appropriate levels. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $8,481 million or 34.1% of net sales for 2008, compared to $8,554 million or 32.5% of net sales for 2007, a decrease of $73 million. The SG&A rate as a percent to net sales was higher in 2008, as compared to 2007, primarily because of weaker sales. SG&A expenses in 2008 benefited from consolidation-related expense savings, lower selling-related costs, lower depreciation and amortization expenses, lower stock based compensation expenses and lower pension and supplementary retirement plan expenses, partially offset by lower income from credit, higher logistics related costs in support of the Company’s multi-channel operations and higher advertising expenses. Depreciation and amortization expense was $1,278 million for 2008, compared to $1,304 million for 2007. Stock-based compensation expense was $43 million for 2008, compared to $60 million for 2007. Pension and supplementary retirement plan expense amounted to $114 million for 2008, compared to $132 million for 2007. Income from credit operations was $372 million in 2008 as compared to $450 million in 2007. Advertising expense, net of cooperative advertising allowances, was $1,239 million for 2008 compared to $1,194 million for 2007.

Division consolidation costs and store closing related costs for 2008 amounted to $187 million and included $146 million of costs and expenses associated with the division consolidation and localization initiatives announced in February 2008, primarily severance and other human resource-related costs, $30 million of severance costs in connection with the division consolidation and localization initiatives announced in February 2009, and $11 million of costs and expenses related to the store closings announced in January 2009.

Asset impairment charges for 2008 amounted to $211 million and included $96 million of asset impairment charges related to properties held and used, $40 million of asset impairment charges related to the store closings announced in January 2009, $63 million of asset impairment charges associated with acquired indefinite lived private brand tradenames and $12 million of asset impairment charges associated with marketable securities.

Estimated goodwill impairment charges for 2008 amounted to $5,382 million, which represents a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill, as calculated under the two-step goodwill impairment process in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).

May integration costs for 2007 amounted to $219 million. Approximately $121 million of these costs related to impairment charges in connection with store locations and distribution facilities planned to be closed and disposed of, including $74 million related to nine underperforming stores identified in the fourth quarter of 2007 for closure. The remaining $98 million of May integration costs for 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived private brand tradenames and costs related to other operational consolidations, partially offset by approximately $41 million of gains from the sale of previously closed distribution center facilities.

Net interest expense was $560 million for 2008, compared to $543 million for 2007, an increase of $17 million. The increase in net interest expense for 2008, as compared to 2007, resulted primarily from higher debt associated with pre-funding the refinancing of maturing debt and lower interest income on invested cash due to lower investment rates.

The Company’s effective income tax rate for 2008 differs from the federal income tax statutory rate of 35.0%, principally because of the impact of non-deductible goodwill impairment charges, the effect of state and local income taxes and the settlement of various tax issues and tax examinations. The Company’s effective income tax rate of 31.1% for 2007 differed from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and the settlement of various tax issues and tax examinations. Federal, state and local income tax expense for 2007 included a benefit of approximately $78 million related to the settlement of a federal income tax examination, primarily attributable to losses related to the disposition of a former subsidiary.

For 2007, the loss from the discontinued operations of the acquired After Hours Formalwear business, net of income taxes, was $16 million on sales of approximately $27 million. The loss from discontinued operations included the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and post-tax basis.

Comparison of the 52 Weeks Ended February 2, 2008 and the 53 Weeks Ended February 3, 2007. Net income for 2007 decreased to $893 million compared to $995 million for 2006. The net income for 2007 included income from continuing operations of $909 million and a loss from discontinued operations of $16 million. The income from continuing operations in 2007 included the impact of $219 million of May integration costs. The loss from discontinued operations in 2007 included the loss on disposal of the After Hours Formalwear business. The net income for 2006 included income from continuing operations of $988 million and income from discontinued operations of $7 million. The income from continuing operations in 2006 included the impact of $628 million of May integration costs and the impact of $191 million of gains on the sale of accounts receivable. The income from discontinued operations for 2006 included the loss on disposal of the Lord & Taylor division and the loss on disposal of the David’s Bridal and Priscilla of Boston businesses.

Net sales for 2007 totaled $26,313 million, compared to net sales of $26,970 million for 2006, a decrease of $657 million or 2.4%. On a comparable store basis, net sales decreased 1.3% in 2007 compared to 2006. Sales from the Company’s Internet businesses in 2007 increased 56.4% compared to 2006 and positively affected the Company’s 2007 comparable store sales by 0.8%. Sales in 2007 were strongest at Bloomingdale’s and macys.com. Sales of the Company’s private label brands in total outperformed the national brands for 2007 and increased to approximately 19% of net sales in Macy’s-branded stores. By family of business, sales in 2007 were strongest in handbags, young men’s apparel, coats, watches, luggage and mattresses. The weaker business during 2007 was ladies’ sportswear. The Company calculated comparable store sales as sales from stores in operation throughout 2006 and 2007 and all Internet sales and mail order sales from continuing businesses, as adjusted for the impact of the 53rd week in 2006. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $15,677 million or 59.6% of net sales for 2007, compared to $16,019 million or 59.4% of net sales for 2006, a decrease of $342 million. The cost of sales rate for 2007 reflected higher net markdowns as a percent of net sales intended to keep inventories current. In addition, gross margin in 2006 included $178 million of inventory valuation adjustments related to the integration of May and Macy’s merchandise assortments. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

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

May integration costs for 2007 amounted to $219 million. Approximately $121 million of these costs related to impairment charges in connection with store locations and distribution facilities planned to be closed and disposed of, including $74 million related to nine underperforming stores identified in the fourth quarter of 2007 for closure. The remaining $98 million of May integration costs for 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived intangible assets and costs related to other operational consolidations, partially offset by approximately $41 million of gains from the sale of previously closed distribution center facilities. May integration costs for 2006 amounted to $450 million, primarily related to store and distribution center closings and the re-branding-related marketing and advertising costs, partially offset by gains from the sale of Macy’s locations.

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

The Company’s effective income tax rates of 31.1% for 2007 and 31.7% for 2006 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the settlement of tax examinations and the effect of state and local income taxes. Federal, state and local income tax expense for 2007 included a benefit of approximately $78 million related to the settlement of a federal income tax examination, primarily attributable to losses related to the disposition of a former subsidiary. Federal, state and local income tax expense for 2006 included a benefit of approximately $80 million related to the settlement of a federal income tax examination, also primarily attributable to losses related to the disposition of a former subsidiary.

For 2007, the loss from the discontinued operations of the acquired After Hours Formalwear business, net of income taxes, was $16 million on sales of approximately $27 million. The 2007 loss from discontinued operations included the loss on disposal of the After Hours Formalwear business of $7 million on a pre-tax and post-tax basis. For 2006, income from the discontinued operations of the acquired Lord & Taylor and bridal group businesses, net of income taxes, was $7 million on sales of approximately $1,741 million. For 2006, discontinued operations also included the loss on disposal of the Lord & Taylor division of $38 million after income taxes and the loss on disposal of the David’s Bridal and Priscilla of Boston businesses of $18 million after income taxes.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Net cash provided by continuing operating activities in 2008 was $1,879 million, compared to the $2,231 million provided in 2007. The decrease in net cash provided by continuing operating activities reflects the net loss in 2008 as compared to net income in 2007, partially offset by the goodwill impairment charges, division consolidation costs and store closing related costs and asset impairment charges in 2008 as compared to May integration costs in 2007.

Net cash used by continuing investing activities was $791 million for 2008, compared to net cash used by continuing investing activities of $789 million for 2007. Continuing investing activities for 2008 include purchases of property and equipment totaling $761 million and capitalized software of $136 million, compared to purchases of property and equipment totaling $994 million and capitalized software of $111 million for 2007. Cash flows from continuing investing activities included $38 million and $227 million from the disposition of property and equipment for 2008 and 2007, respectively. In 2007, the Company completed the sale of a majority of the remaining duplicate store and other facility locations associated with the Merger. Continuing investing activities for 2007 also included $66 million of proceeds from the disposition of the discontinued operations of After Hours Formalwear.

During 2008, the Company opened seven Macy’s department stores and two Macy’s furniture galleries. During 2007, the Company opened nine Macy’s department stores, one Macy’s furniture gallery and two Bloomingdale’s department stores. In 2009, the Company intends to open three new Macy’s stores and a Macy’s replacement store, and also plans to reopen two Macy’s department stores in Houston, Texas that were temporarily closed after Hurricane Ike. The Company’s budgeted capital expenditures are approximately $450 million for 2009. Management presently anticipates funding such expenditures with cash from operations.

Net cash used by the Company for all continuing financing activities was $365 million for 2008, including the issuance of $650 million of long-term debt, the repayment of $666 million of debt, a decrease in outstanding checks of $116 million, and the payment of $221 million of cash dividends. The debt issued during 2008 was $650 million of 7.875% senior notes due 2015. The debt repaid during 2008 included $500 million of 6.625% senior notes due September 1, 2008 and $150 million of 5.95% notes due November 1, 2008.

On February 10, 2009, the Company, through its wholly owned subsidiary, Macy’s Retail Holdings, Inc., completed a cash tender offer pursuant to which it purchased approximately $199 million of its outstanding 6.30% Senior Notes due April 1, 2009 (resulting in approximately $151 million of such notes remaining outstanding) and approximately $481 million of its outstanding 4.80% Senior Notes due July 15, 2009 (resulting in approximately $119 million of such notes remaining outstanding) for aggregate consideration, including accrued and unpaid interest, of approximately $686 million. By using cash on hand to repurchase and retire this debt early, the Company expects to reduce its interest expense in 2009 by approximately $7 million, net of expenses associated with the debt tender offer.

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

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which amount may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire August 30, 2012. As of January 31, 2009, the Company had no borrowings outstanding under this agreement.

The Company’s credit agreement was amended in the fourth quarter of 2008 to update both financial covenants of the agreement. The amended agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.90 (4.75 after October 2009 through October 2010 and then 4.50 thereafter). The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $500 million from the date of the amended agreement and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt and net interest are adjusted to exclude the premium on acquired debt and the resulting amortization, respectively. The Company’s leverage ratio at January 31, 2009 was 3.66 and its interest coverage ratio for 2008 was 4.32. A breach of a restrictive covenant in the Company’s credit agreement or the inability of the Company to maintain the financial ratios described above could result in an event of default under the credit agreement. In addition, an event of default would occur under the credit agreement if any indebtedness of the Company in excess of an aggregate principal amount of $150 million becomes due prior to its stated maturity or the holders of such indebtedness become able to cause it to become due prior to its stated maturity. Upon the occurrence of an event of default, the lenders could, subject to the terms and conditions of the credit agreement, elect to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Moreover, most of the Company’s senior notes and debentures contain cross-default provisions based on the non-payment at maturity, or other default after an applicable grace period, of any other debt, the unpaid principal amount of which is not less than $100 million, that could be triggered by an event of default under the credit agreement. In such an event, the Company’s senior notes and debentures that contain cross-default provisions would also be subject to acceleration. At January 31, 2009, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade.

However, the terms of $3,700 million in aggregate principal amount of the Company’s senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade. The rate of interest payable in respect of $650 million in aggregate principal amount of the Company’s senior notes outstanding at January 31, 2009 could be increased by up to 2 percent per annum in the event of one or more downgrades of the notes by specified rating agencies.

During 2008, the Company repurchased no shares of its common stock under its share repurchase program. The Company’s share repurchase program is currently suspended. As of January 31, 2009, the Company had approximately $850 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On June 23, 2008, the Company issued $650 million aggregate principal amount of 7.875% senior notes due 2015. The net proceeds of the debt issuance were used for the repayment of amounts due on debt maturing in 2008.

On February 2, 2009, the Company’s board of directors declared a quarterly dividend of 5 cents per share on its common stock, payable April 1, 2009 to Macy’s shareholders of record at the close of business on March 13, 2009. This quarterly dividend is reduced from the previous amount of 13.25 cents per share, which is expected to conserve $138 million of cash in 2009.

At January 31, 2009, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$962	$962	$–	$–	$–
Long-term debt	8,394	–	900	1,801	5,693
Interest on debt	6,345	589	1,082	854	3,820
Capital lease obligations	62	7	13	10	32
Other long-term liabilities	1,235	10	366	254	605
Operating leases	2,738	235	433	361	1,709
Letters of credit	48	48	–	–	–
Other obligations	2,399	1,969	300	130	–

	$22,183	$3,820	$3,094	$3,410	$11,859

Short-term debt presented above does not reflect the Company’s recently completed tender offer. On February 10, 2009, the Company, through its wholly owned subsidiary, Macy’s Retail Holdings, Inc., completed a cash tender offer pursuant to which it purchased approximately $199 million of its outstanding 6.30% Senior Notes due April 1, 2009 (resulting in approximately $151 million of such notes remaining outstanding) and approximately $481 million of its outstanding 4.80% Senior Notes due July 15, 2009 (resulting in approximately $119 million of such notes remaining outstanding) for aggregate consideration, including accrued and unpaid interest, of approximately $686 million. By using cash on hand to repurchase and retire this debt early, the Company expects to reduce its interest expense in 2009 by approximately $7 million, net of expenses associated with the debt tender offer.

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

The Company has not included in the contractual obligations table approximately $215 million for long-term liabilities for unrecognized tax benefits for various tax positions taken or approximately $65 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $22 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year. The Company has not included in the contractual obligation table the $1,006 million Pension Plan liability. The Company’s funding policy is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the Pension Plan’s funded status. The Pension Plan’s funded status is affected by many factors including discount rates and the performance of Pension Plan assets. As of the date of this report, the Company is anticipating making required funding contributions to the Pension Plan totaling approximately $295 million to $370 million prior to January 30, 2010. This includes the initiation of quarterly contributions of approximately $30 million and a 2008 Plan year contribution in September 2009 of approximately $175 million to $250 million.

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

Management believes the department store business and other retail businesses will continue to consolidate. The Company intends from time to time to consider additional acquisitions of, and investments in, department stores and other complementary assets and companies. Acquisition transactions, if any, are expected to be financed from one or more of the following sources: cash on hand, cash from operations, borrowings under existing or new credit facilities and the issuance of long-term debt or other securities, including common stock.

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

The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company also receives advertising allowances from more than 1,000 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with EITF Issue No. 02-16. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs. The arrangements pursuant to which the Company’s vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. Although it is highly unlikely that there will be any significant reduction in historical levels of vendor support, if such a reduction were to occur, the Company could experience higher costs of sales and higher advertising expense, or reduce the amount of advertising that it uses, depending on the specific vendors involved and market conditions existing at the time.

Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are taken at all store locations for substantially all merchandise categories approximately two weeks before the end of the fiscal year. Shrinkage is estimated as a percentage of sales at interim periods and for this approximate two-week period, based on historical shrinkage rates.

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

Goodwill and Intangible Assets

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with SFAS No. 142. Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The Company estimates fair value based on discounted cash flows. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. The use of different assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease any impairment charge. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as continued adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. Due to deterioration in the general economic environment in recent periods (and the impact thereof on the Company’s most recently completed annual business plan) and the resultant decline in the Company’s market capitalization, the Company believed that an additional goodwill impairment test was required as of January 31, 2009. The Company initially calculated the value of its reporting units by discounting their projected future cash flows to present value using the Company’s estimated weighted average cost of capital as the discount rate, which produced a value of each of the Company’s Macy’s reporting units that exceeded its carrying value. However, the reconciliation of these values of the Company’s reporting units to the Company’s market capitalization resulted in an implied fair value substantially in excess of its market capitalization. In order to reconcile the discounted cash flows of the Company’s reporting units to the trading value of the Company’s common stock, the Company applied discount rates higher than the Company’s estimated weighted average cost of capital, representing a market participant approach, to the projected cash flows of its reporting units and determined that the carrying value of each of the Company’s reporting units exceeded its fair value at January 31, 2009, which resulted in all of the Company’s reporting units failing the first step of the goodwill impairment test.

The second step of the impairment testing process requires, among other things, obtaining third-party appraisals of substantially all of the Company’s tangible and intangible assets. The allocation of the fair value of the reporting unit derived in the first step of the impairment test to the fair value of the reporting unit’s net assets requires significant management estimates and judgments. The allocation of the fair value of the reporting units is based on the best information available as of the date of the assessment.

The goodwill impairment testing process is subject to inherent uncertainties and subjectivity. The use of different assumptions, estimates or judgments in either step of the process, including with respect to the projected future cash flows of the Company’s reporting units, the discount rate used to reduce such projected future cash flows to their net present value, the resultant implied control premium relative to the Company’s market capitalization, and the appraised fair value of the reporting units’ tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the reporting unit’s net assets and, accordingly, could materially increase or decrease any related impairment charge. The first step of the impairment testing process considers company-specific projections, the discount rate and the Company’s market capitalization around the testing period. The second step of the impairment testing process considers third party estimates of the fair value of certain assets and liabilities. The Company recorded an estimated goodwill impairment charge of $5,382 million during 2008. Increasing or decreasing the fair values of the net assets of each reporting unit by 5% as compared to the values used in the preparation of these financial statements would increase or decrease the impairment charge related to goodwill by approximately $153 million.

Self-Insurance Reserves

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

During 2006, Congress passed the Pension Protection Act of 2006 (the “Act”) with the stated purpose of improving the funding of America’s private pension plans. The Act introduced new funding requirements for defined benefit pension plans, introduces benefit limitations for certain under-funded plans and raises tax deduction limits for contributions. The Act applies to pension plan years beginning after December 31, 2007. Funding requirements for the Pension Plan are determined by government regulations, not SFAS 87 or SFAS 158. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2008 or 2007. As of the date of this report, the Company is anticipating making required funding contributions to the Pension Plan totaling approximately $295 million to $370 million prior to January 30, 2010. This includes the initiation of quarterly payments of approximately $30 million and a 2008 Plan year contribution in September 2009 of approximately $175 million to $250 million. Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company’s Pension cash requirements in both the near term and over the longer term.

At January 31, 2009, the Company had an unrecognized actuarial loss of $875 million for the Pension Plan and an unrecognized actuarial gain of $19 million for the SERP. The unrecognized loss for the Pension Plan and the unrecognized gain for the SERP will be recognized as a component of pension expense in future years in accordance with SFAS No. 87, but are not expected to impact 2009 Pension and SERP expense.

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

The Company has assumed that the Pension Plan’s assets will generate an annual long-term rate of return of 8.75%. The Company develops its long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.75% to 8.50%) would increase the estimated 2009 pension expense by approximately $5 million and raising the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.75% to 9.00%) would decrease the estimated 2009 pension expense by approximately $5 million.

The Company discounted its future pension obligations using a rate of 7.45% at January 31, 2009, compared to 6.25% at February 2, 2008. The discount rate used to determine the present value of the Company’s Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. Pension liability and future pension expense both increase or decrease as the discount rate is reduced or increased, respectively. Lowering the discount rate by 0.25% (from 7.45% to 7.20%) would increase the projected benefit obligation at January 31, 2009 by approximately $72 million and would increase estimated 2009 pension expense by approximately $5 million. Increasing the discount rate by 0.25% (from 7.45% to 7.70%) would decrease the projected benefit obligation at January 31, 2009 by approximately $70 million and would decrease estimated 2009 pension expense by less than $1 million.

The assumed weighted average rate of increase in future compensation levels was 5.4% at January 31, 2009 and February 2, 2008 for the Pension Plan, and 7.2% at January 31, 2009 and February 2, 2008 for the SERP. The Company develops its increase of future compensation level assumption based on recent experience. Pension liabilities and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Increasing or decreasing the assumed weighted average rate of increase of future compensation levels by 0.25% would increase or decrease the projected benefit obligation at January 31, 2009 by approximately $10 million and change estimated 2009 pension expense by approximately $1 million.

New Pronouncements

Effective February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The SFAS 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The adoption of SFAS 157 as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not have and is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis at January 31, 2009:

	Total	Fair Value Measurements
		Level 1	Level 2	Level 3
		(millions)
Marketable equity and debt securities	$88	$25	$63	$–

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2 (“FSP 157-2”) that permits a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). This deferral will impact the Company’s accounting for certain nonfinancial assets and liabilities accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company had elected this deferral and the full adoption of SFAS 157, effective February 1, 2009, is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which provides companies with the option to report selected financial assets and liabilities at fair value, became effective for the Company beginning February 3, 2008. The adoption of this statement did not and is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this statement will affect any future acquisitions entered into by the Company, and beginning with fiscal 2009 the Company will no longer account for adjustments to acquired tax liabilities and unrecognized tax benefits as increases or decreases to goodwill. Effective February 1, 2009, such adjustments will be accounted for in income tax expense.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 expands disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not anticipate the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 became effective for the Company on November 15, 2008, and the adoption of this statement did not and is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 11 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 31, 2009, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at January 31, 2009, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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

a. Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 31, 2009, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of January 31, 2009, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.

c. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act are filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2008 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information called for by this item is set forth under “Item 1 – Election of Directors” and “Further Information Concerning the Board of Directors – Committees of the Board – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our 2009 Annual Meeting of Shareholders (the “Proxy Statement”), and “Item 1. Business – Executive Officers of the Registrant” in this report and incorporated herein by reference.

Item 11.	Compensation of Directors and Executive Officers.

Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2008,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

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

3. Exhibits:

The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)

3.1.1	Amended and Restated Article Seventh to the Certificate of Incorporation of the Company	Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K (File No. 001-135361) for the fiscal year ended February 2, 2008 (the “2008 Form 10-K”)

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company	Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K (File No. 001-13536) for the fiscal year ended February 3, 2007 (the “2006 Form 10-K”)

3.1.3	Amended and Restated Article First to the Certificate of Incorporation of the Company	Exhibit 3.1.4 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2007

3.1.4	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company’s 1994 Form 10-K

3.2	By-Laws	Exhibit 3.2 to the 2008 Form 10-K

4.1	Certificate of Incorporation	See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3, and 3.1.4

4.2	By-Laws	See Exhibit 3.2

4.3	Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (the “1994 Indenture”)	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995

4.3.1	Eighth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K filed on July 15, 1997 (the “July 1997 Form 8-K”)

Exhibit Number	Description	Document if Incorporated by Reference
4.3.2	Ninth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

4.3.3	Tenth Supplemental Indenture to the 1994 Indenture, dated as of August 30, 2005, among the Company, Macy’s Retail Holdings, Inc. (f/k/a Federated Retail Holdings, Inc. (“Macy’s Retail”) and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee	Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 30, 2005 (the “August 30, 2005 Form 8-K”)

4.3.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1994 Indenture	Exhibit 10.16 to the August 30, 2005 Form 8-K

4.4	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (the “1997 Indenture”)	Exhibit 4.4 to the Company’s Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed on September 11, 1997

4.4.1	First Supplemental Indenture to the 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K filed on February 6, 1998

4.4.2	Third Supplemental Indenture to the 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) filed on April 22, 1999

4.4.3	Fourth Supplemental Indenture to the 1997 Indenture, dated as of June 6, 2000, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2000

4.4.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K filed on March 26, 2001

4.4.5	Seventh Supplemental Indenture to the 1997 Indenture, dated as of August 30, 2005 among the Company, Macy’s Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to the August 30, 2005 Form 8-K

4.4.6	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1997 Indenture	Exhibit 10.17 to the August 30, 2005 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference
4.5	Indenture, dated as of June 17, 1996, among May Delaware, Macy’s Retail (f/k/a The May Department Stores Company (NY)) (“May New York”) and The Bank of New York Trust Company, N.A. (successor to J.P. Morgan Trust Company), as Trustee (the “1996 Indenture”)	Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware

4.5.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and The Bank of New York Trust Company, N.A. (successor to J.P. Morgan Trust Company), as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

4.6	Indenture, dated as of July 20, 2004, among May Delaware, Macy’s Retail (f/k/a May New York) and The Bank of New York Trust Company, N.A. (successor to J.P. Morgan Trust Company), as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed July 21, 2004 by May Delaware

4.6.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and The Bank of New York Trust Company, N.A. (successor to J.P. Morgan Trust Company), as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K

4.7	Indenture, dated as of November 2, 2006, by and among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company’s Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006

4.7.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2006

4.7.2	Second Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2007 (the “March 12, 2007 Form 8-K”)

4.7.3	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the March 12, 2007 Form 8-K

4.7.4	Fourth Supplemental Indenture, dated as of August 31, 2007, among Macy’s Retail, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007

Exhibit Number	Description	Document if Incorporated by Reference
4.7.5	Fifth Supplemental Trust Indenture, dated as of June 26, 2008, among Macy’s Retail, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 26, 2008

10.1	Amendment and Restatement Agreement dated as of dated as of December 18, 2008, among Macy’s, Inc., Macy’s Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent, which includes as an exhibit the Amended and Restated Credit Agreement dated as of January 5, 2009, among Macy’s, Inc., Macy’s Retail, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as administrative agents, JPMorgan Chase Bank, N.A., as paying agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2008

10.2	Amended and Restated Guarantee Agreement, dated as of January 5, 2009, among the Company, Macy’s Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent

10.3	Commercial Paper Issuing and Paying Agent Agreement, dated as of January 30, 1997, between Citibank, N.A. and the Company (the “Issuing and Paying Agent Agreement”)	Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 1997 (the “1996 Form 10-K”)

10.3.1	Letter Agreement, dated August 30, 2005, among the Company, Macy’s Retail and Citibank, as issuing and paying agent, amending the Issuing and Paying Agent Agreement	Exhibit 10.5 to the August 30, 2005 Form 8-K

10.4	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Banc of America Securities LLC	Exhibit 10.6 to the August 30, 2005 Form 8-K

10.5	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Goldman, Sachs & Co.	Exhibit 10.7 to the August 30, 2005 Form 8-K

10.6	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and J.P. Morgan Securities Inc.	Exhibit 10.8 to the August 30, 2005 Form 8-K

10.7	Commercial Paper Dealer Agreement, dated as of October 4, 2006, among the Company and Loop Capital Markets, LLC	Exhibit 10.6 to the 2006 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.8	Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed on November 27, 1991, as amended (the “Form 10”)

10.9	Purchase, Sale and Servicing Transfer Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Prime II Receivables Corporation (“Prime II”) and Citibank, N.A. (“Citibank”)	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2005 (the “June 7, 2005 Form 8-K”)

10.9.1	Letter Agreement, dated August 22, 2005, among the Company, FDS Bank, Prime II and Citibank	Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006 (the “2005 Form 10-K”)

10.9.2	Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2005 (the “October 24, 2005 Form 8-K”)

10.9.3	Third Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 1, 2006, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2006

10.9.4	Fourth Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 22, 2006, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 24, 2006 (the “May 24, 2006 Form 8-K”)

10.10	Credit Card Program Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Macy’s Credit and Customer Services, Inc. (“MCCS”) (f/k/a FACS Group, Inc.) and Citibank	Exhibit 10.2 to the June 7, 2005 Form 8-K

10.10.1	First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.2 to the October 24, 2005 Form 8-K

10.10.2	Second Amendment to the Credit Card Program Agreement, dated May 22, 2006, between the Company, FDS Bank, MCCS, Macy’s Department Stores, Inc. (“MDS”), Bloomingdale’s, Inc. (“Bloomingdale’s”) and Department Stores National Bank (“DSNB”) and Citibank	Exhibit 10.2 to the May 24, 2006 Form 8-K

10.10.3	Restated Letter Agreement, dated May 30, 2008 and effective as of December 18, 2006, among the Company, FDS Bank, MCCS, MDS, Bloomingdale’s, Inc. (“Bloomingdale’s), and DSNB (as assignee of Citibank, N.A.)	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (the “May 3, 2008 10-Q”)

10.10.4	Restated Letter Agreement, dated May 30, 2008 and effective as of March 22, 2007, among the Company, FDS Bank, MCCS, MDS, Bloomingdale’s and DSNB	Exhibit 10.7 to the May 3, 2008 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
10.10.5	Restated Letter Agreement, dated May 30, 2008 and effective as of April 6, 2007, among the Company, FDS Bank, MCCS, MDS, Bloomingdale’s and DSNB	Exhibit 10.8 to the May 3, 2008 Form 10-Q

10.10.6	Restated Letter Agreement, dated May 30, 2008 and effective as of June 1, 2007, among the Company, FDS Bank, MCCS, MDS, Bloomingdale’s and DSNB	Exhibit 10.9 to the May 3, 2008 Form 10-Q

10.10.7	Restated Third Amendment to Credit Card Program Agreement, dated May 31, 2008 and effective as of February 3, 2008, among the Company, FDS Bank, MCCS, MDS, Bloomingdale’s and DSNB	Exhibit 10.10 to the May 3, 2008 Form 10-Q

10.10.8	Fourth Amendment to Credit Card Program Agreement	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended November 1, 2008

10.10.9	Fifth Amendment to Credit Card Program Agreement, effective as of January 1, 2009, among the Company, FDS Bank, MCCS, MDS, Bloomingdale’s and DSNB

10.11	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 *

10.12	1992 Incentive Bonus Plan, as amended and restated as of February 3, 2007 *	Appendix B to the Company’s Proxy Statement dated April 4, 2007 (the “2007 Proxy Statement”)

10.13	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *

10.14	Form of Indemnification Agreement *	Exhibit 10.14 to the Form 10

10.15	Senior Executive Medical Plan *	Exhibit 10.1.7 to the Company’s Annual Report on Form 10-K (File No. 1-163) for the fiscal year ended February 3, 1990

10.16	Employment Agreement, dated as of March 8, 2007, between Terry J. Lundgren and the Company (the “Lundgren Employment Agreement”) *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2007

10.17	Employment Agreement, dated as of April 21, 2008, between Thomas L. Cole and Macy’s Corporate Services, Inc. *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2008 (the “April 22, 2008 Form 8-K”)

10.18	Employment Agreement, dated as of April 21, 2008, between Janet Grove and Macy’s Merchandising Group, Inc. *	Exhibit 10.2 to the April 22, 2008 Form 8-K

10.19	Employment Agreement, dated as of April 21, 2008, between Karen M. Hoguet and Macy’s Corporate Services, Inc. *	Exhibit 10.3 to the April 22, 2008 Form 8-K

10.20	Employment Agreement, dated as of May 20, 2008, between Susan Kronick and Macy’s Corporate Services, Inc. *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2008

Exhibit Number	Description	Document if Incorporated by Reference
10.21	Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 the Company’s Annual Report on Form 10-K (File No. 001-10951) for fiscal year ended January 29, 1994

10.22	Form of Severance Agreement (for Executives and Key Employees other than Executive Officers) *	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the “1998 Form 10-K”)

10.23	Form of Second Amended and Restated Severance Agreement (for Executive Officers) *	Exhibit 10.45 to the 1998 Form 10-K

10.23.1	Form of Amendment No. 1 to Severance Agreement *	Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2006

10.23.2	Form of Amendment No. 2 to Severance Agreement *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2007

10.23.3	Form of Amendment No. 3 to Severance Agreement *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2008

10.24	Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees) *	Exhibit 10.2 to the March 25, 2005 Form 8-K

10.24.1	Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the 2005 Form 10-K

10.25	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007

10.26	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the Current Report on From 8-K filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.27	Form of Performance Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.5 to the March 23, 2005 Form 8-K

10.28	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the March 23, 2005 Form 8-K

10.29	Supplementary Executive Retirement Plan *

10.30	Executive Deferred Compensation Plan *

10.31	Macy’s, Inc. Profit Sharing 401(k) Investment Plan (amending and restating the Macy’s, Inc. Profit Sharing 401(k) Investment Plan and The May Department Stores Company Profit Sharing Plan), effective as of September 1, 2008 *

10.32	Cash Account Pension Plan (amending and restating the Company Cash Account Pension Plan) effective as of January 1, 2009 *

10.33	Director Deferred Compensation Plan *

10.34	Stock Credit Plan for 2006 – 2007 of Federated Department Stores, Inc. *	Exhibit 10.43 to the 2005 Form 10-K

10.34.1	Stock Credit Plan for 2008 – 2009 of Macy’s, Inc. (as amended as of August 22, 2008) *	Exhibit 10.1 to the August 2, 2008 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

*	Constitutes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ DENNIS J. BRODERICK
Dennis J. Broderick Senior Vice President, General Counsel and Secretary

Date: April 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2009.

Signature	Title

* Terry J. Lundgren	Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director

* Karen M. Hoguet	Chief Financial Officer (principal financial officer)

* Joel A. Belsky	Vice President and Controller (principal accounting officer)

* Stephen F. Bollenbach	Director

* Deirdre Connelly	Director

* Meyer Feldberg	Director

* Sara Levinson	Director

* Joseph Neubauer	Director

* Joseph A. Pichler	Director

* Joyce M. Roché	Director

* Karl M. von der Heyden	Director

* Craig E. Weatherup	Director

* Marna C. Whittington	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ DENNIS J. BRODERICK
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

Chief Financial Officer

Joel A. Belsky

Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Macy’s, Inc.:

We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the fiscal years in the three-year period ended January 31, 2009. We also have audited Macy’s, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy’s, Inc. management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b) Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy’s, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Macy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in the consolidated financial statements, Macy’s, Inc. adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” and the measurement date provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in fiscal 2007, and the provisions of Statement of Financial Accounting Standards No. 123R, “Share Based Payment,” and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in fiscal 2006.

/s/ KPMG LLP

Cincinnati, Ohio

March 30, 2009

MACY’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	2008	2007	2006
Net sales	$24,892	$26,313	$26,970
Cost of sales	(15,009)	(15,677)	(16,019)
Inventory valuation adjustments – May integration	–	–	(178)

Gross margin	9,883	10,636	10,773
Selling, general and administrative expenses	(8,481)	(8,554)	(8,678)
Division consolidation costs and store closing related costs	(187)	–	–
Asset impairment charges	(211)	–	–
Goodwill impairment charges	(5,382)	–	–
May integration costs	–	(219)	(450)
Gains on the sale of accounts receivable	–	–	191

Operating income (loss)	(4,378)	1,863	1,836
Interest expense	(588)	(579)	(451)
Interest income	28	36	61

Income (loss) from continuing operations before income taxes	(4,938)	1,320	1,446
Federal, state and local income tax benefit (expense)	135	(411)	(458)

Income (loss) from continuing operations	(4,803)	909	988
Discontinued operations, net of income taxes	–	(16)	7

Net income (loss)	$(4,803)	$893	$995

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(11.40)	$2.04	$1.83
Income (loss) from discontinued operations	–	(.04)	.01

Net income (loss)	$(11.40)	$2.00	$1.84

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(11.40)	$2.01	$1.80
Income (loss) from discontinued operations	–	(.04)	.01

Net income (loss)	$(11.40)	$1.97	$1.81

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	January 31, 2009	February 2, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,306	$583
Receivables	439	463
Merchandise inventories	4,769	5,060
Supplies and prepaid expenses	226	218

Total Current Assets	6,740	6,324

Property and Equipment – net	10,442	10,991

Goodwill	3,743	9,133

Other Intangible Assets – net	719	831

Other Assets	501	510

Total Assets	$22,145	$27,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$966	$666
Merchandise accounts payable	1,282	1,398
Accounts payable and accrued liabilities	2,628	2,729
Income taxes	28	344
Deferred income taxes	222	223

Total Current Liabilities	5,126	5,360

Long-Term Debt	8,733	9,087

Deferred Income Taxes	1,119	1,446

Other Liabilities	2,521	1,989

Shareholders’ Equity:
Common stock (420.1 and 419.7 shares outstanding)	5	5
Additional paid-in capital	5,663	5,609
Accumulated equity	2,008	7,032
Treasury stock	(2,544)	(2,557)
Accumulated other comprehensive loss	(486)	(182)

Total Shareholders’ Equity	4,646	9,907

Total Liabilities and Shareholders’ Equity	$22,145	$27,789

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 28, 2006	$6	$9,238	$5,654	$(1,091)	$(288)	$13,519
Net income			995			995
Minimum pension liability adjustment, net of income tax effect of $151 million					244	244
Unrealized gain on marketable securities, net of income tax effect of $23 million					36	36

Total comprehensive income						1,275
Adjustment to initially apply SFAS No. 158, net of income tax effect of $115 million					(174)	(174)
Common stock dividends ($.5075 per share)			(274)			(274)
Stock repurchases				(2,500)		(2,500)
Stock-based compensation expense		50				50
Stock issued under stock plans		158		159		317
Deferred compensation plan distributions				1		1
Income tax benefit related to stock plan activity		40				40

Balance at February 3, 2007, as previously reported	6	9,486	6,375	(3,431)	(182)	12,254
Cumulative effect of adopting new accounting pronouncements	–	–	(6)	–	29	23

Balance at February 3, 2007, as revised	6	9,486	6,369	(3,431)	(153)	12,277
Net income			893			893
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $4 million					(6)	(6)
Unrealized loss on marketable securities, net of income tax effect of $22 million					(35)	(35)
Reclassifications to net income:
Net actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $9 million					14	14
Prior service credit on post employment and postretirement benefit plans, net of income tax effect of $1 million					(2)	(2)

Total comprehensive income						864
Common stock dividends ($.5175 per share)			(230)			(230)
Stock repurchases				(3,322)		(3,322)
Stock-based compensation expense		67				67
Stock issued under stock plans		(73)		278		205
Retirement of common stock	(1)	(3,915)		3,916		–
Deferred compensation plan distributions				2		2
Income tax benefit related to stock plan activity		44				44

Balance at February 2, 2008	5	5,609	7,032	(2,557)	(182)	9,907
Net loss			(4,803)			(4,803)
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $183 million					(294)	(294)
Unrealized loss on marketable securities, net of income tax effect of $11 million					(17)	(17)
Reclassifications to net loss:
Realized loss on marketable securities, net of income tax effect of $5 million					7	7
Net actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $1 million					1	1
Prior service credit on post employment and postretirement benefit plans, net of income tax effect of $1 million					(1)	(1)

Total comprehensive loss						(5,107)
Common stock dividends ($.5275 per share)			(221)			(221)
Stock repurchases				(1)		(1)
Stock-based compensation expense		61				61
Stock issued under stock plans		(7)		13		6
Deferred compensation plan distributions				1		1

Balance at January 31, 2009	$5	$5,663	$2,008	$(2,544)	$(486)	$4,646

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	2008	2007	2006
Cash flows from continuing operating activities:
Net income (loss)	$(4,803)	$893	$995
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	–	16	(7)
Gains on the sale of accounts receivable	–	–	(191)
Stock-based compensation expense	43	60	91
Division consolidation costs and store closing related costs	187	–	–
Asset impairment charges	211	–	–
Goodwill impairment charges	5,382	–	–
May integration costs	–	219	628
Depreciation and amortization	1,278	1,304	1,265
Amortization of financing costs and premium on acquired debt	(27)	(31)	(49)
Gain on early debt extinguishment	–	–	(54)
Changes in assets and liabilities:
Proceeds from sale of proprietary accounts receivable	–	–	1,860
Decrease in receivables	12	28	207
(Increase) decrease in merchandise inventories	291	256	(51)
(Increase) decrease in supplies and prepaid expenses	(7)	33	(41)
Decrease in other assets not separately identified	1	3	25
Decrease in merchandise accounts payable	(90)	(132)	(462)
Decrease in accounts payable and accrued liabilities not separately identified	(227)	(396)	(410)
Increase (decrease) in current income taxes	(146)	14	(139)
Decrease in deferred income taxes	(291)	(2)	(18)
Increase (decrease) in other liabilities not separately identified	65	(34)	43

Net cash provided by continuing operating activities	1,879	2,231	3,692

Cash flows from continuing investing activities:
Purchase of property and equipment	(761)	(994)	(1,317)
Capitalized software	(136)	(111)	(75)
Proceeds from hurricane insurance claims	68	23	17
Disposition of property and equipment	38	227	679
Proceeds from the disposition of After Hours Formalwear	–	66	–
Proceeds from the disposition of Lord & Taylor	–	–	1,047
Proceeds from the disposition of David’s Bridal and Priscilla of Boston	–	–	740
Repurchase of accounts receivable	–	–	(1,141)
Proceeds from the sale of repurchased accounts receivable	–	–	1,323

Net cash provided (used) by continuing investing activities	(791)	(789)	1,273

Cash flows from continuing financing activities:
Debt issued	650	1,950	1,146
Financing costs	(18)	(18)	(10)
Debt repaid	(666)	(649)	(2,680)
Dividends paid	(221)	(230)	(274)
Decrease in outstanding checks	(116)	(57)	(77)
Acquisition of treasury stock	(1)	(3,322)	(2,500)
Issuance of common stock	7	257	382

Net cash used by continuing financing activities	(365)	(2,069)	(4,013)

Net cash provided (used) by continuing operations	723	(627)	952

Net cash provided by discontinued operating activities	–	7	54
Net cash used by discontinued investing activities	–	(7)	(97)
Net cash provided (used) by discontinued financing activities	–	(1)	54

Net cash provided (used) by discontinued operations	–	(1)	11

Net increase (decrease) in cash and cash equivalents	723	(628)	963
Cash and cash equivalents beginning of period	583	1,211	248

Cash and cash equivalents end of period	$1,306	$583	$1,211

Supplemental cash flow information:
Interest paid	$642	$594	$600
Interest received	26	38	59
Income taxes paid (net of refunds received)	323	432	561

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

Macy’s, Inc. and subsidiaries (the “Company”) is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 31, 2009, the Company’s operations were conducted through seven operating divisions – four geographic Macy’s divisions, macys.com, Bloomingdale’s, and bloomingdales.com – which are aggregated into one reporting segment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

For 2008, 2007 and 2006, the following merchandise constituted the following percentages of sales:

	2008	2007	2006
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	36%	36%	35%
Feminine Apparel	27	27	28
Men’s and Children’s	22	22	22
Home/Miscellaneous	15	15	15

	100%	100%	100%

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2008, 2007 and 2006 ended on January 31, 2009, February 2, 2008 and February 3, 2007, respectively. Fiscal years 2008 and 2007 included 52 weeks and fiscal year 2006 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company from time to time invests in companies engaged in complementary businesses. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All marketable equity and debt securities held by the Company are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” with unrealized gains and losses on available-for-sale securities being included as a separate component of accumulated other comprehensive income, net of income tax effect. All other investments are carried at cost. All significant intercompany transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the Company’s sales of its credit card accounts and receivables (see Note 7, “Receivables”), the Company offered proprietary credit to its customers under revolving accounts and also offered non-proprietary revolving account credit cards. Such revolving accounts were accepted on customary revolving credit terms and offered the customer the option of paying the entire balance on a 25-day basis without incurring finance charges. Alternatively, customers were able to make scheduled minimum payments and incur finance charges, which were competitive with other retailers and lenders. Minimum payments varied from 2.5% to 100.0% of the account balance, depending on the size of the balance. The Company also offered proprietary credit on deferred billing terms for periods not to exceed one year. Such accounts were convertible to revolving credit, if unpaid, at the end of the deferral period. Finance charge income was treated as a reduction of selling, general and administrative expenses on the Consolidated Statements of Operations.

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

In connection with the sales of credit card accounts and related receivable balances, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) (see Note 7, “Receivables”). Income earned under the Program Agreement is treated as a reduction of selling, general and administrative expenses on the Consolidated Statements of Operations. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit to the Company’s customers through previously existing and newly opened accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are taken at all store locations for substantially all merchandise categories approximately two weeks before the end of the fiscal year. Shrinkage is estimated as a percentage of sales at interim periods and for this approximate two-week period, based on historical shrinkage rates.

The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The Company also receives advertising allowances from more than 1,000 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with EITF Issue No. 02-16. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs.

Advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,239 million for 2008, $1,194 million for 2007, and $1,171 million for 2006. Cooperative advertising allowances that offset advertising and promotional costs were approximately $372 million for 2008, $431 million for 2007, and $517 million for 2006. Department store non-direct response advertising and promotional costs are expensed either as incurred or the first time the advertising occurs. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For long-lived assets held for disposal by sale, an impairment charge is recorded if the carrying amount of the asset exceeds its fair value less costs to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. If the Company commits to a plan to dispose of a long-lived asset before the end of its previously estimated useful life, estimated cash flows are revised accordingly, and the Company may be required to record an asset impairment write-down. Additionally, related liabilities arise such as severance, contractual obligations and other accruals associated with store closings from decisions to dispose of assets. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment and restructuring charge recorded. The Company classifies a long-lived asset as held for disposal by sale when it ceases to be used and it is probable that a sale will be completed within one year.

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of May. The Company estimates fair value based on discounted cash flows. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and selling, general and administrative (“SG&A”) rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

The Company capitalizes purchased and internally developed software and amortizes such costs to expense on a straight-line basis over 2-5 years. Capitalized software is included in other assets on the Consolidated Balance Sheets.

Historically, the Company offered both expiring and non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records income from unredeemed gift cards (breakage) as a reduction of selling, general and administrative expenses. For expiring gift cards, income is recorded at the end of two years (expiration date) when there is no longer a legal obligation. For non-expiring gift cards, income is recorded in proportion and over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. Since February 2, 2008, the Company sells only non-expiring gift cards.

The Company, through its insurance subsidiaries, is self-insured for workers compensation and public liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

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

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations in the period that includes the enactment date. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized.

The Company records derivative transactions according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At January 31, 2009, the Company was not a party to any derivative financial instruments.

The Company records stock-based compensation expense according to the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of this statement, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. After adoption of SFAS 123R in 2006, compensation expense is recognized based on the requirements of this statement for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of this statement that remain nonvested on the effective date. See Note 16, “Stock Based Compensation,” for further information.

Effective February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The SFAS 157 fair value hierarchy consists of three levels: Level 1 fair values are valuations based on quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access; Level 2 fair values are those valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and Level 3 fair values are valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The adoption of SFAS 157 as it applies to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis did not have and is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2 (“FSP 157-2”) that permits a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis (at least

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually). This deferral will impact the Company’s accounting for certain nonfinancial assets and liabilities accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Company had elected this deferral and the full adoption of SFAS 157, effective February 1, 2009, is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which provides companies with the option to report selected financial assets and liabilities at fair value, became effective for the Company beginning February 3, 2008. The adoption of this statement did not and is not expected to have an impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Also in December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of this statement will affect any future acquisitions entered into by the Company, and beginning with fiscal 2009 the Company will no longer account for adjustments to acquired tax liabilities and unrecognized tax benefits as increases or decreases to goodwill. Effective February 1, 2009, such adjustments will be accounted for in income tax expense.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 expands disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not anticipate the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 became effective for the Company on November 15, 2008, and the adoption of this statement did not and is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Division Consolidation Costs and Store Closing Related Costs

In February 2008, the Company announced a localization initiative, called “My Macy’s,” and certain division consolidations. This initiative is to strengthen local market focus and enhance selling service to enable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company to both accelerate same-store sales growth and reduce expenses. In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division was renamed Macy’s Central. With My Macy’s, the Company has taken action in certain markets to ensure that customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. The Company has concentrated more management talent in certain local markets, has created new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers, and has empowered locally based executives to make more and better decisions. My Macy’s is expected to drive sales growth by improving knowledge at the local level and then acting quickly on that knowledge.

During 2008, the Company recorded $146 million of costs and expenses associated with the division consolidation and localization initiative announced in February 2008, consisting primarily of severance costs and other human resource-related costs.

The following table shows for 2008, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2008:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	January 31, 2009
	(millions)
Severance costs	$–	$69	$(69)	$–

In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s is rolled out nationally to new local markets, the Company’s Macy’s branded stores will be reorganized into a unified operating structure to support the Macy’s business. Existing division central office organizations will be eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. The New York-based Macy’s Home Store and Macy’s Corporate Marketing divisions will no longer exist as separate entities. Existing Home Store functions will be integrated into the Macy’s national merchandising, merchandise planning, stores and marketing organizations. Macy’s Corporate Marketing will be integrated into the new unified marketing organization. The New York-based Macy’s Merchandising Group will be refocused solely on the design, development and marketing of Macy’s family of private brands.

During 2008, the Company incurred $30 million of severance costs in connection with the My Macy’s expansion announced in February 2009.

The following table shows for 2008, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	January 31, 2009
	(millions)
Severance costs	$–	$30	$–	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to pay out the accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to May 2, 2009.

In January 2009, the Company announced the closure of 11 underperforming Macy’s stores. In connection with this announcement and the plan to dispose of these locations, the Company incurred $11 million of store closing related costs during 2008. Of the $11 million of store closing related costs incurred in 2008, approximately $7 million relates to lease obligations and other store liabilities and approximately $4 million relates to severance costs.

The following table shows for 2008, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the store closings announced in January 2009:

	February 2, 2008	Charged To Store Closing Related Costs	Payments	January 31, 2009
	(millions)
Severance costs	$–	$4	$–	$4

The Company expects to pay out the accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to May 2, 2009.

3.	Asset Impairment Charges

Asset impairment charges in 2008 includes $96 million related to properties held and used, $40 million related to store closings announced in January 2009, $63 million associated with acquired indefinite lived private brand tradenames and $12 million associated with marketable securities.

Long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. As a result of the Company’s projected undiscounted future cash flows related to certain store locations being less than the carrying value of those assets, the Company recorded an impairment charge of $96 million. The fair values of these locations were determined based on prices of similar assets.

In January 2009, the Company announced the closure of 11 underperforming Macy’s stores. In connection with this announcement and the plan to dispose of these locations, the Company recorded $40 million of asset impairment charges. The fair values of the locations to be disposed of were determined based on prices of similar assets.

The Company performed both an annual and an interim impairment test of goodwill and indefinite lived intangible assets during 2008 (see Note 4, “Goodwill Impairment Charges”). In connection with the preparation of these financial statements, management concluded that $63 million of asset impairment charges were required in relation to indefinite lived acquired tradenames. As a result of the current economic environment and expectations regarding future operating performance of the Karen Scott, John Ashford and Frango private brand tradenames, it was determined that the carrying values exceeded the estimated fair values, which were based on discounted cash flows, by approximately $63 million.

The Company accounts for its investment in available-for-sale marketable securities with unrealized gains and losses being included as a separate component of accumulated other comprehensive income. Based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current economic environment, it was determined that the carrying value of certain marketable securities exceeded the current fair value on an “other-than-temporary” basis, by approximately $12 million, and the previously unrecognized losses in accumulated other comprehensive income were reclassified into the Consolidated Statements of Operations.

4.	Goodwill Impairment Charges

Based on the results of goodwill impairment testing as of January 31, 2009, the Company recorded an estimated pre-tax goodwill impairment charge of $5,382 million, $5,083 million after income taxes, in the fourth quarter of 2008. Any adjustment to this amount resulting from the completion of the measurement of the impairment charge will be recognized in a subsequent reporting period.

The Company completed its annual impairment testing of goodwill and indefinite lived intangible assets during the second quarter of 2008 and concluded that no goodwill write-downs or impairment charges were required at that time. After evaluating the results of the Christmas selling season, and in consideration of the continued deterioration in the general economic environment in recent periods (and the impact thereof on the Company’s most recently completed annual business plan) and the resultant continued decline in the Company’s market capitalization, the Company believed that an additional goodwill impairment test was required as of January 31, 2009.

The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The Company estimates fair value based on discounted cash flows. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations.

The Company initially calculated the value of its reporting units by discounting their projected future cash flows to present value using the Company’s estimated weighted average cost of capital as the discount rate, which produced a value of each of the Company’s Macy’s reporting units that exceeded its carrying value. However, the reconciliation of these values of the Company’s reporting units to the Company’s market capitalization resulted in an implied fair value substantially in excess of its market capitalization. In order to reconcile the discounted cash flows of the Company’s reporting units to the trading value of the Company’s common stock, the Company applied discount rates higher than the Company’s estimated weighted average cost of capital, representing a market participant approach, to the projected cash flows of its reporting units and determined that the carrying value of each of the Company’s reporting units exceeded its fair value at January 31, 2009, which resulted in all of the Company’s reporting units failing the first step of the goodwill impairment test.

The second step required the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets. The Company calculated the fair values of each reporting unit’s net assets, including obtaining third-party appraisals of substantially all of the tangible and intangible assets and the fair value in excess of amounts allocated to such net assets represented the implied fair value of goodwill for that reporting unit. Each reporting unit’s goodwill was written down to its implied fair value derived in the second step. Due to the complexity of this process, the Company will not complete the measurement of the implied fair value of goodwill for each reporting unit until a subsequent reporting period and, accordingly, the goodwill impairment charge in the Consolidated Statements of Operations represents an estimate.

5.	May Integration Costs

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company (“May”) (the “Merger”). The Company added about 400 Macy’s locations nationwide in 2006 as it converted the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regional department store nameplates acquired through the Merger. In conjunction with the conversion process, the Company identified certain store locations and distribution center facilities to be divested.

Following the Merger, the Company announced its intention to sell the acquired Lord & Taylor division and the acquired May bridal group business, which included the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston. The sale of the Lord & Taylor division was completed in October 2006, the sale of David’s Bridal and Priscilla of Boston was completed in January 2007 and the sale of After Hours Formalwear was completed in April 2007. See Note 6, “Discontinued Operations,” for further information. As a result of the Company’s disposition of the Lord & Taylor division and bridal group businesses, these businesses were reported as discontinued operations.

May integration costs represent the costs associated with the integration of the acquired May businesses with the Company’s pre-existing businesses and the consolidation of certain operations of the Company. The Company had announced that it planned to divest certain store locations and distribution center facilities as a result of the acquisition of May, and, during 2007, the Company completed its review of store locations and distribution center facilities, closing certain underperforming stores, temporarily closing other stores for remodeling to optimize merchandise offering strategies, closing certain distribution center facilities, and consolidating operations in existing or newly constructed facilities. The remaining non-divested stores or facilities which have been closed, with carrying values totaling approximately $60 million, are included in property and equipment – net on the Consolidated Balance Sheets as of January 31, 2009 ($52 million) or classified as assets held for sale and are included in other assets on the Consolidated Balance Sheets as of January 31, 2009 ($8 million).

During 2007, the Company completed the integration and consolidation of May’s operations into Macy’s operations and recorded $219 million of associated integration costs. Approximately $121 million of these costs related to impairment charges in connection with store locations and distribution facilities planned to be closed and disposed of, including $74 million related to nine underperforming stores identified in the fourth quarter of 2007. The remaining $98 million of May integration costs incurred during the year included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite lived private brand tradenames and costs related to other operational consolidations, partially offset by approximately $41 million of gains from the sale of previously closed distribution center facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables show, for 2008, 2007 and 2006, the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the May integration:

	February 2, 2008	Payments	January 31, 2009
	(millions)
Severance and relocation costs	$30	$(30)	$–

	February 3, 2007	Charged to May Integration Costs	Payments	February 2, 2008
	(millions)
Severance and relocation costs	$73	$50	$(93)	$30

	January 28, 2006	Allocated to Goodwill	Charged to May Integration Costs	Payments	February 3, 2007
	(millions)
Severance and relocation costs	$289	$76	$35	$(327)	$73

6.	Discontinued Operations

On September 20, 2005 and January 12, 2006, the Company announced its intention to dispose of the acquired May bridal group business, which included the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston, and the acquired Lord & Taylor division of May, respectively. Accordingly, for financial statement purposes, the results of operations and cash flows of these businesses have been segregated from those of continuing operations for all periods presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the sale of the David’s Bridal and Priscilla of Boston businesses, the Company agreed to indemnify the buyer and related parties of the buyer for certain losses or liabilities incurred by the buyer or such related parties with respect to (1) certain representations and warranties made to the buyer by the Company in connection with the sale, (2) liabilities relating to the After Hours Formalwear business under certain circumstances, and (3) certain pre-closing tax obligations. The representations and warranties in respect of which the Company is subject to indemnification are generally limited to representations and warranties relating to the capitalization of the entities that were sold, the Company’s ownership of the equity interests that were sold, the enforceability of the agreement and certain employee benefits and tax matters. The indemnity for breaches of most of these representations expired on March 31, 2008, with the exception of certain representations relating to capitalization and the Company’s ownership interest, in respect of which the indemnity does not expire.

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

Discontinued operations included net sales of approximately $27 million for 2007 and approximately $1,741 million for 2006. No consolidated interest expense had been allocated to discontinued operations. For 2007, the loss from discontinued operations, including the loss on disposal of the Company’s After Hours Formalwear business, totaled $22 million before income taxes, with a related income tax benefit of $6 million. For 2006, income from discontinued operations, net of the losses on disposal of the Lord & Taylor division and the David’s Bridal and Priscilla of Boston businesses, totaled $17 million before income taxes, with a related income tax expense of $10 million.

7.	Receivables

Receivables were $439 million at January 31, 2009, compared to $463 million at February 2, 2008, and consist primarily of receivables from third-party credit card companies, including amounts due under the Program Agreement.

In connection with the sales of credit card accounts and related receivable balances, including the transactions discussed below, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) with an initial term of 10 years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term, an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

Pursuant to the Program Agreement, the Company continues to provide certain servicing functions related to the accounts and related receivables owned by Citibank and receives compensation from Citibank for these services. The amounts earned under the Program Agreement related to the servicing functions are deemed adequate compensation and, accordingly, no servicing asset or liability has been recorded on the Consolidated Balance Sheets.

Amounts received under the Program Agreement were $594 million for 2008, $661 million for 2007, and $538 million for 2006, and are treated as reductions of selling, general and administrative expenses on the Consolidated Statements of Operations. The Company’s earnings from credit operations, net of servicing expenses, were $372 million for 2008, $450 million for 2007, and $526 million for 2006.

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

Sales through the Company’s proprietary credit plans were $1,385 million for 2006. Finance charge income related to proprietary credit card holders amounted to $106 million for 2006.

The credit plans relating to certain operations of the Company were owned by GE Bank prior to April 30, 2006. However, the Company participated with GE Bank in the net operating results of such plans. Various arrangements between the Company and GE Bank were set forth in a credit card program agreement.

8.	Inventories

Merchandise inventories were $4,769 million at January 31, 2009, compared to $5,060 million at February 2, 2008. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for 2008, 2007 or 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Properties and Leases

	January 31, 2009	February 2, 2008
	(millions)
Land	$1,764	$1,783
Buildings on owned land	5,258	5,137
Buildings on leased land and leasehold improvements	2,217	2,372
Fixtures and equipment	6,608	6,777
Leased properties under capitalized leases	53	61

	15,900	16,130
Less accumulated depreciation and amortization	5,458	5,139

	$10,442	$10,991

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

Minimum rental commitments (excluding executory costs) at January 31, 2009, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year:
2009	$8	$235	$243
2010	7	226	233
2011	6	207	213
2012	5	191	196
2013	4	170	174
After 2013	32	1,709	1,741

Total minimum lease payments	62	$2,738	$2,800

Less amount representing interest	27

Present value of net minimum capitalized lease payments	$35

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($4 million) and long-term ($31 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $83 million on operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a guarantor with respect to certain lease obligations associated with businesses divested by May prior to the Merger. The leases, one of which includes potential extensions to 2087, have future minimum lease payments aggregating approximately $666 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

Rental expense consists of:

	2008	2007	2006
	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$1	$1	$1
Operating leases –
Minimum rentals	230	221	221
Contingent rentals	16	18	23

	247	240	245

Less income from subleases –
Operating leases	(15)	(14)	(9)

	$232	$226	$236

Personal property – Operating leases	$19	$15	$15

10.	Goodwill and Other Intangible Assets

The following summarizes the Company’s goodwill and other intangible assets:

	January 31, 2009	February 2, 2008
	(millions)
Non-amortizing intangible assets
Goodwill	$3,743	$9,133
Tradenames	414	477

	$4,157	$9,610

Amortizing intangible assets
Favorable leases	$264	$271
Customer relationships	188	188

	452	459

Accumulated amortization
Favorable leases	(83)	(60)
Customer relationships	(64)	(45)

	(147)	(105)

	$305	$354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill decreased $5,382 million during 2008 as a result of an estimated impairment charge recorded by the Company based on the results of goodwill impairment testing as of January 31, 2009. See Note 4, “Goodwill Impairment Charges,” for further information.

Goodwill also decreased during 2008 as a result of adjustments to tax liabilities, unrecognized tax benefits and related interest, totaling approximately $8 million, and less than $1 million related to certain income tax benefits realized resulting from the exercise of stock options assumed in the acquisition of May. During 2008, the Company recognized approximately $63 million of impairment charges associated with acquired indefinite lived private brand tradenames. See Note 3, “Asset Impairment Charges,” for further information. During 2007, the Company recognized approximately $10 million of impairment charges associated with acquired indefinite lived private brand tradenames.

Intangible amortization expense amounted to $42 million for 2008, $43 million for 2007 and $69 million for 2006.

Future estimated intangible amortization expense is shown below:

(millions)
Fiscal year:
2009	$41
2010	41
2011	40
2012	37
2013	35

As a result of the acquisition of May, the Company established intangible assets related to favorable leases, customer lists, customer relationships and both definite and indefinite lived tradenames. Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years) and customer relationship intangible assets are being amortized over their estimated useful lives of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Financing

The Company’s debt is as follows:

	January 31, 2009	February 2, 2008
	(millions)
Short-term debt:
4.8% Senior notes due 2009	$600	$–
6.3% Senior notes due 2009	350	–
6.625% Senior notes due 2008	–	500
5.95% Senior notes due 2008	–	150
Capital lease and current portion of other long-term obligations	16	16

	$966	$666

Long-term debt:
5.35% Senior notes due 2012	$1,100	$1,100
5.9% Senior notes due 2016	1,100	1,100
7.875% Senior notes due 2015 *	650	–
6.625% Senior notes due 2011	500	500
5.75% Senior notes due 2014	500	500
6.375% Senior notes due 2037	500	500
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
5.875% Senior notes due 2013	350	350
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
8.0% Senior debentures due 2012	200	200
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
10.625% Senior debentures due 2010	150	150
7.45% Senior debentures due 2011	150	150
7.625% Senior debentures due 2013	125	125
7.45% Senior debentures due 2016	125	125
7.875% Senior debentures due 2036	108	108
7.5% Senior debentures due 2015	100	100
8.5% Senior notes due 2010	76	76
8.125% Senior debentures due 2035	76	76
8.75% Senior debentures due 2029	61	61
9.5% amortizing debentures due 2021	44	48
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
9.75% amortizing debentures due 2021	24	26
7.6% Senior debentures due 2025	24	24
7.875% Senior debentures due 2030	18	18
4.8% Senior notes due 2009	–	600
6.3% Senior notes due 2009	–	350
Premium on acquired debt, using an effective interest yield of 4.652% to 6.165%	308	342
Capital lease and other long-term obligations	60	74

	$8,733	$9,087

*	The rate of interest payable in respect of these notes could be increased by up to 2 percent per annum in the event of one or more downgrades of the notes by specified rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense is as follows:

	2008	2007	2006
	(millions)
Interest on debt	$621	$617	$563
Amortization of debt premium	(34)	(37)	(53)
Amortization of financing costs	7	6	4
Interest on capitalized leases	5	4	6
Gain on early retirement of long-term debt	–	–	(54)

	599	590	466
Less interest capitalized on construction	11	11	15

	$588	$579	$451

Future maturities of long-term debt, other than capitalized leases and premium on acquired debt, are shown below:

(millions)
Fiscal year:
2010	$238
2011	662
2012	1,663
2013	138
2014	508
After 2014	5,185

On June 23, 2008, the Company issued $650 million aggregate principal amount of 7.875% senior notes due 2015. The net proceeds of the debt issuance were used for the repayment of amounts due on debt maturing in 2008.

On February 10, 2009, the Company, through its wholly owned subsidiary, Macy’s Retail Holdings, Inc., completed a cash tender offer pursuant to which it purchased approximately $199 million of its outstanding 6.30% Senior Notes due April 1, 2009 (resulting in approximately $151 million of such notes remaining outstanding) and approximately $481 million of its outstanding 4.80% Senior Notes due July 15, 2009 (resulting in approximately $119 million of such notes remaining outstanding) for aggregate consideration, including accrued and unpaid interest, of approximately $686 million.

The following summarizes certain components of the Company’s debt:

Bank Credit Agreement

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which amount may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This credit agreement is set to expire August 30, 2012.

As of January 31, 2009, and February 2, 2008, there were no revolving credit loans outstanding under the credit agreement. However, there were $48 million and $32 million of standby letters of credit outstanding at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2009, and February 2, 2008, respectively. The amount of borrowings under this agreement, net of invested cash and cash equivalent balances by Macy’s, Inc. (“Parent”), increased to its highest level of $163 million on November 28, 2008. As of January 31, 2009, all borrowings under this agreement had been repaid. Revolving loans under the credit agreement bear interest based on various published rates.

This agreement, which is an obligation of a wholly-owned subsidiary of Macy’s, Inc., is not secured. However, Parent and each direct and indirect subsidiary of such wholly owned subsidiary of Macy’s, Inc. has fully and unconditionally guaranteed this obligation, subject to specified limitations.

The Company’s credit agreement was amended in the fourth quarter of 2008 to update both financial covenants of the agreement. The amended agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.90 (4.75 after October 2009 through October 2010 and then 4.50 thereafter). The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $500 million from the date of the amended agreement and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt and net interest are adjusted to exclude the premium on acquired debt and the resulting amortization, respectively. The Company’s leverage ratio at January 31, 2009 was 3.66 and its interest coverage ratio for 2008 was 4.32. A breach of a restrictive covenant in the Company’s credit agreement or the inability of the Company to maintain the financial ratios described above could result in an event of default under the credit agreement. In addition, an event of default would occur under the credit agreement if any indebtedness of the Company in excess of an aggregate principal amount of $150 million becomes due prior to its stated maturity or the holders of such indebtedness become able to cause it to become due prior to its stated maturity. Upon the occurrence of an event of default, the lenders could, subject to the terms and conditions of the credit agreement, elect to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Moreover, most of the Company’s senior notes and debentures contain cross-default provisions based on the non-payment at maturity, or other default after an applicable grace period, of any other debt, the unpaid principal amount of which is not less than $100 million, that could be triggered by an event of default under the credit agreement. In such an event, the Company’s senior notes and debentures that contain cross-default provisions would also be subject to acceleration.

Commercial Paper

The Company is a party to a $2,000 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. Due to conditions in the commercial paper market, the Company was effectively precluded from issuing and selling commercial paper under its commercial paper program during much of 2008. The Company had no commercial paper outstanding under its commercial paper program as of January 31, 2009 and February 2, 2008.

This program, which is an obligation of a wholly-owned subsidiary of Macy’s, Inc., is not secured. However, Parent has fully and unconditionally guaranteed the obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes and Debentures

The senior notes and the senior debentures are unsecured obligations of a wholly-owned subsidiary of Macy’s, Inc. and Parent has fully and unconditionally guaranteed these obligations (see Note 21, “Condensed Consolidating Financial Information”).

Other Financing Arrangements

There were no other standby letters of credit outstanding at January 31, 2009 and $13 million of other standby letters of credit outstanding at February 2, 2008.

12.	Accounts Payable and Accrued Liabilities

	January 31, 2009	February 2, 2008
	(millions)
Accounts payable	$611	$693
Liabilities to customers	672	733
Lease related liabilities	255	261
Current portion of workers’ compensation and general liability reserves	153	156
Severance and relocation	30	30
Accrued wages and vacation	136	125
Taxes other than income taxes	195	185
Accrued interest	132	149
Current portion of post employment and postretirement benefits	123	123
Other	321	274

	$2,628	$2,729

Liabilities to customers includes liabilities related to gift cards and customer award certificates of $599 million at January 31, 2009 and $635 million at February 2, 2008 and also includes an estimated allowance for future sales returns of $59 million at January 31, 2009 and $73 million at February 2, 2008. Adjustments to the allowance for future sales returns, which amounted to a credit of $14 million for 2008, a credit of $5 million for 2007, and a credit of less than $1 million for 2006, are reflected in cost of sales.

Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2008	2007	2006
	(millions)
Balance, beginning of year	$471	$487	$474
Charged to costs and expenses	164	131	178
Payments, net of recoveries	(140)	(147)	(165)

Balance, end of year	$495	$471	$487

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At January 31, 2009 and February 2, 2008, workers’ compensation and general liability reserves included $90 million and $81 million, respectively, of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other in the foregoing Accounts Payable and Accrued Liabilities table, at January 31, 2009, included $25 million for the settlement of a wage and hour class action in California, which was paid in February 2009.

13.	Taxes

Income tax expense is as follows:

	2008			2007			2006
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
				(millions)
Federal	$6	$(123)	$(117)	$370	$(10)	$360	$429	$(23)	$406
State and local	8	(26)	(18)	53	(2)	51	65	(13)	52

	$14	$(149)	$(135)	$423	$(12)	$411	$494	$(36)	$458

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2008, 2007 and 2006 to income (loss) from continuing operations before income taxes. The reasons for this difference and their tax effects are as follows:

	2008	2007	2006
	(millions)
Expected tax	$(1,728)	$462	$506
State and local income taxes, net of federal income tax benefit	(12)	36	35
Settlement of federal tax examinations	–	(78)	(80)
Non-deductibility of goodwill impairment charges	1,611	–	–
Other	(6)	(9)	(3)

	$(135)	$411	$458

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 31, 2009	February 2, 2008
	(millions)
Deferred tax assets:
Post employment and postretirement benefits	$654	$522
Accrued liabilities accounted for on a cash basis for tax purposes	276	258
Long-term debt	144	159
Unrecognized state tax benefits and accrued interest	105	102
Federal operating loss carryforwards	7	14
State operating loss carryforwards	55	39
Other	95	86
Valuation allowance	(33)	(19)

Total deferred tax assets	1,303	1,161

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(1,950)	(1,867)
Merchandise inventories	(442)	(435)
Intangible assets	(94)	(384)
Other	(158)	(144)

Total deferred tax liabilities	(2,644)	(2,830)

Net deferred tax liability	$(1,341)	$(1,669)

The valuation allowance of $33 million at January 31, 2009 and $19 million at February 2, 2008 relates to net deferred tax assets for state net operating loss carryforwards. The net change in the valuation allowance amounted to an increase of $14 million for 2008 and a decrease of $5 million for 2007.

As of January 31, 2009, the Company had federal net operating loss carryforwards of approximately $20 million, which will expire in 2009 and state net operating loss carryforwards, net of valuation allowance, of approximately $649 million, which will expire between 2009 and 2029.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”) on February 4, 2007, and the adoption resulted in a net increase to accruals for uncertain tax positions of $1 million, an increase to the beginning balance of accumulated equity of $1 million and an increase to goodwill of $2 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 31, 2009	February 2, 2008
	(millions)
Balance, beginning of period	$237	$308
Additions based on tax positions related to the current year	31	33
Additions for tax positions of prior years	3	11
Reductions for tax positions of prior years (including $5 million and $18 million credited to goodwill)	(21)	(90)
Settlements	(2)	(14)
Statute expirations (including $7 million and $6 million credited to goodwill)	(11)	(11)

Balance, end of period	$237	$237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2009 and February 2, 2008, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $160 million and $107 million, respectively.

In conjunction with the adoption of FIN 48, the Company has classified unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets. At January 31, 2009, $215 million of unrecognized tax benefits is included in other liabilities and $22 million is included in income taxes on the Consolidated Balance Sheets. At February 2, 2008, $229 million of unrecognized tax benefits were included in other liabilities and $8 million were included in income taxes on the Consolidated Balance Sheets.

Also in conjunction with the adoption of FIN 48 the Company has classified federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and adopted a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. In prior periods, such interest on federal tax issues was recognized as a component of interest income or expense while such interest on state and local tax issues was already recognized as a component of income tax expense. During 2008, 2007 and 2006, the Company recognized charges of $16 million, $3 million and $21 million, respectively, in income tax expense for federal, state and local interest and penalties.

The Company had approximately $79 million and $66 million accrued for the payment of federal, state and local interest and penalties at January 31, 2009 and February 2, 2008, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at January 31, 2009 and February 2, 2008 are insignificant. During 2008 and 2007, the accrual for federal, state and local interest and penalties was reduced by $3 million and $7 million, respectively, and was recognized as a reduction of goodwill. At January 31, 2009, approximately $65 million of federal, state and local interest and penalties is included in other liabilities and $14 million is included in income taxes on the Consolidated Balance Sheets.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 1998. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

14.	Retirement Plans

The Company has a funded defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”), which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has an unfunded defined benefit supplementary retirement plan (“SERP”), which includes benefits, for certain employees, in excess of qualified plan limitations. For 2008, 2007 and 2006, retirement expense for these plans totaled $151 million, $170 million and $197 million, respectively.

Effective February 4, 2007, the Company adopted the measurement date provision of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This required a change in the Company’s measurement date, which was previously December 31, to be the date of the Company’s fiscal year-end. As a result, the Company recorded a $6 million decrease to accumulated equity, a $29 million decrease to accumulated other comprehensive loss, a $37 million decrease to other liabilities and a $14 million increase to deferred income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of January 31, 2009 and February 2, 2008:

	2008	2007
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$2,656	$2,818
Service cost	97	104
Interest cost	159	157
Adjustment for measurement date change	–	(43)
Actuarial gain	(221)	(58)
Benefits paid	(247)	(322)

Projected benefit obligation, end of year	$2,444	$2,656

Changes in plan assets (primarily stocks, bonds and U.S. government securities)
Fair value of plan assets, beginning of year	$2,319	$2,555
Actual return on plan assets	(634)	98
Adjustment for measurement date change	–	(12)
Benefits paid	(247)	(322)

Fair value of plan assets, end of year	$1,438	$2,319

Funded status at end of year	$(1,006)	$(337)

Amounts recognized in the Consolidated Balance Sheets at January 31, 2009 and February 2, 2008
Other liabilities	$(1,006)	$(337)

Amounts recognized in accumulated other comprehensive loss at January 31, 2009 and February 2, 2008
Net actuarial loss	$875	$276
Prior service credit	(4)	(4)

	$871	$272

The accumulated benefit obligation for the Pension Plan was $2,261 million as of January 31, 2009 and $2,441 million as of February 2, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the Company’s Pension Plan included the following actuarially determined components:

	2008	2007	2006
	(millions)
Net Periodic Pension Cost
Service cost	$97	$104	$119
Interest cost	159	157	163
Expected return on assets	(192)	(196)	(206)
Amortization of net actuarial loss	5	23	27
Amortization of prior service credit	–	(1)	–

	69	87	103
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial loss	604	40	–
Amortization of net actuarial loss	(5)	(23)	–
Amortization of prior service credit	–	1	–

	599	18	–

Total recognized in net periodic pension cost and other comprehensive income	$668	$105	$103

The estimated net actuarial loss and prior service credit for the Pension Plan that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost during 2009 are $0 and $(1) million, respectively.

As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the Pension Plan.

The following weighted average assumptions were used to determine benefit obligations for the Pension Plan at January 31, 2009 and February 2, 2008:

	2008	2007
Discount rate	7.45%	6.25%
Rate of compensation increases	5.40%	5.40%

The following weighted average assumptions were used to determine net periodic pension cost for the Company’s Pension Plan:

	2008	2007	2006
Discount rate prior to plan merger or change in measurement date	–	5.85%	5.70%
Discount rate subsequent to plan merger or change in measurement date	6.25%	5.95%	6.50%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increases	5.40%	5.40%	5.40%

The Pension Plan’s assumptions are evaluated annually and updated as necessary. The discount rate used to determine the present value of the Company’s future Pension Plan obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan obligations. The Company develops its long-term rate of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions.

The following provides the weighted average asset allocations, by asset category, of the assets of the Company’s Pension Plan as of January 31, 2009 and February 2, 2008 and the policy targets:

	Targets	2008	2007
Equity securities	60%	49%	58%
Debt securities	25	27	26
Real estate	10	15	11
Other	5	9	5

	100%	100%	100%

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

No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2008 or 2007. As of the date of this report, the Company is anticipating making required funding contributions to the Pension Plan totaling approximately $295 million to $370 million prior to January 30, 2010. This includes the initiation of quarterly contributions of approximately $30 million and a 2008 Plan year contribution in September 2009 of approximately $175 million to $250 million.

The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year:
2009	$254
2010	241
2011	236
2012	238
2013	241
2014-2018	1,118

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan

The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of January 31, 2009 and February 2, 2008:

	2008	2007
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$643	$673
Service cost	8	7
Interest cost	39	38
Adjustment for measurement date change	–	(6)
Actuarial gain	(57)	(27)
Benefits paid	(34)	(42)

Projected benefit obligation, end of year	$599	$643

Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	34	42
Benefits paid	(34)	(42)

Fair value of plan assets, end of year	$–	$–

Funded status at end of year	$(599)	$(643)

Amounts recognized in the Consolidated Balance Sheets at January 31, 2009 and February 2, 2008
Accounts payable and accrued liabilities	$(47)	$(50)
Other liabilities	(552)	(593)

	$(599)	$(643)

Amounts recognized in accumulated other comprehensive (income) loss at January 31, 2009 and February 2, 2008
Net actuarial (gain) loss	$(19)	$38
Prior service credit	(5)	(7)

	$(24)	$31

The accumulated benefit obligation for the supplementary retirement plan was $561 million as of January 31, 2009 and $603 million as of February 2, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive income for the supplementary retirement plan included the following actuarially determined components:

	2008	2007	2006
	(millions)
Net Periodic Pension Cost
Service cost	$8	$7	$9
Interest cost	39	38	39
Amortization of net actuarial loss	–	1	8
Amortization of prior service credit	(2)	(1)	(1)

	45	45	55

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial gain	(57)	(27)	–
Amortization of net actuarial loss	–	(1)	–
Amortization of prior service credit	2	1	–

	(55)	(27)	–

Total recognized in net periodic pension cost and other comprehensive income	$(10)	$18	$55

The estimated net actuarial gain and prior service credit for the supplementary retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are $0 million and $(1) million, respectively.

As permitted under SFAS No. 87, “Employers’ Accounting for Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

The following weighted average assumptions were used to determine benefit obligations for the supplementary retirement plan at January 31, 2009 and February 2, 2008:

	2008	2007
Discount rate	7.45%	6.25%
Rate of compensation increases	7.20%	7.20%

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2008	2007	2006
Discount rate prior to plan merger or change in measurement date	–	5.85%	5.70%
Discount rate subsequent to plan merger or change in measurement date	6.25%	5.95%	6.30%
Rate of compensation increases	7.20%	7.20%	7.20%

The supplementary retirement plan’s assumptions are evaluated annually and updated as necessary. The discount rate used to determine the present value of the Company’s future supplementary retirement plan obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for supplementary retirement plan obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year:
2009	$47
2010	49
2011	50
2012	51
2013	53
2014-2018	262

Savings Plan

The Savings Plan includes a voluntary savings feature for eligible employees. The Company’s contribution is based on the Company’s annual earnings and prior to January 1, 2009, the minimum contribution was 33 1/3% of an employee’s eligible savings. Expense for the Savings Plan amounted to $37 million for 2008, $38 million for 2007 and $39 million for 2006.

Deferred Compensation Plan

The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At January 31, 2009 and February 2, 2008, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $52 million and $51 million, respectively. Expense for 2008, 2007 and 2006 was immaterial.

15.	Postretirement Health Care and Life Insurance Benefits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of January 31, 2009 and February 2, 2008:

	2008	2007
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$351	$361
Interest cost	19	21
Adjustment for measurement date change	–	1
Actuarial gain	(70)	(3)
Medicare Part D subsidy	2	2
Benefits paid	(25)	(31)

Accumulated postretirement benefit obligation, end of year	$277	$351

Change in plan assets
Fair value of plan assets, beginning of year	$–	$–
Company contributions	25	31
Benefits paid	(25)	(31)

Fair value of plan assets, end of year	$–	$–

Funded status at end of year	$(277)	$(351)

Amounts recognized in the Consolidated Balance Sheets at January 31, 2009 and February 2, 2008
Accounts payable and accrued liabilities	$(39)	$(34)
Other liabilities	(238)	(317)

	$(277)	$(351)

Amounts recognized in accumulated other comprehensive (income) loss at January 31, 2009 and February 2, 2008
Net actuarial (gain) loss	$(53)	$14

Net postretirement benefit costs and other amounts recognized in other comprehensive income included the following actuarially determined components:

	2008	2007	2006
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$–	$–	$–
Interest cost	19	21	20
Amortization of net actuarial gain (loss)	(3)	1	1
Amortization of prior service credit	–	(1)	(2)

	16	21	19
Other Changes in Plan Assets and Projected Benefit Obligation
Recognized in Other Comprehensive Income
Net actuarial gain	(70)	(3)	–
Amortization of net actuarial gain (loss)	3	(1)	–
Amortization of prior service credit	–	1	–

	(67)	(3)	–

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$(51)	$18	$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net actuarial gain of the postretirement obligations that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2009 is $6 million.

As permitted under SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plan.

The following weighted average assumptions were used to determine benefit obligations for the postretirement obligations at January 31, 2009 and February 2, 2008:

	2008	2007
Discount rate	7.45%	6.25%

The following weighted average assumptions were used to determine net postretirement benefit expense for the postretirement obligations:

	2008	2007	2006
Discount rate prior to change in measurement date	–	5.85%	5.70%
Discount rate subsequent to change in measurement date	6.25%	5.95%	–

The postretirement obligation assumptions are evaluated annually and updated as necessary. The discount rate used to determine the present value of the Company’s future postretirement obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for postretirement obligations.

The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs.

The following provides the assumed health care cost trend rates related to the Company’s postretirement obligations at January 31, 2009 and February 2, 2008:

	2008	2007
Health care cost trend rates assumed for next year	7.17% – 11.57%	7.33% – 12.03%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase	1 – Percentage Point Decrease
	(millions)
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	$12	$(10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the postretirement obligations:

(millions)
Fiscal year:
2009	$37
2010	30
2011	30
2012	29
2013	28
2014-2018	125

The estimated benefit payments reflect estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 of $2 million in each of 2009, 2010, 2011, 2012 and 2013 and $7 million for the period 2014 to 2018.

16.	Stock Based Compensation

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

The Company also has a stock credit plan. Beginning in 2004, key management personnel became eligible to earn a stock credit grant over a two-year performance period ended January 28, 2006. In general, each stock credit is intended to represent the right to receive the value associated with one share of the Company’s common stock, including dividends paid on shares of the Company’s common stock during the period from the end the performance period until such stock credit is settled in cash. There were a total of 404,227 stock credit awards outstanding as of January 31, 2009, including reinvested dividend equivalents earned during the holding period, relating to the 2004 grant. The value of one-half of the stock credits awarded to participants in 2004 was paid in cash in early 2008 and the value of the remaining stock credits was paid in cash in early 2009. In 2006, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending February 2, 2008. There were a total of 1,427,813 stock credit awards outstanding as of January 31, 2009, including reinvested dividend equivalents earned during the holding period, relating to the 2006 grant. In general, with respect to the stock credits awarded to participants in 2006, the value of one-half of the stock credits earned plus reinvested dividend equivalents will be paid in cash in early 2010 and the value of the other half of such earned stock credits plus reinvested dividend equivalents will be paid in cash in early 2011. In 2008, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending January 30, 2010. There were a total of 1,898,763 stock credit awards outstanding as of January 31, 2009, relating to the 2008 grant. In general, with respect to the stock credits awarded to participants in 2008, the value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of one-half of the stock credits earned plus reinvested dividend equivalents will be paid in cash in early 2012 and the value of the other half of such earned stock credits plus reinvested dividend equivalents will be paid in cash in early 2013. Compensation expense for stock credit awards is recorded on a straight-line basis primarily over the vesting period and is calculated based on the ending stock price for each reporting period. At January 31, 2009 and February 2, 2008, the liabilities under the stock credit plans, which is reflected in other liabilities on the Consolidated Balance Sheets, was $23 million and $53 million, respectively.

During 2008, the Company recorded approximately $55 million of stock-based compensation expense for stock options and approximately $6 million of stock-based compensation expense for restricted stock. Also during 2008, the Company recorded a credit of approximately $18 million related to stock credits, reflecting a decrease in the stock price used to calculate settlement amounts. During 2007, the Company recorded approximately $63 million of stock-based compensation expense for stock options and approximately $4 million of stock-based compensation expense for restricted stock. Also during 2007, the Company recorded a credit of approximately $7 million related to stock credits, reflecting a decrease in the stock price used to calculate settlement amounts. During 2006, the Company recorded approximately $47 million of stock-based compensation expense for stock options, approximately $41 million of stock-based compensation expense for stock credits and approximately $3 million of stock-based compensation expense for restricted stock. All stock-based compensation expense is recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The income tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation was approximately $16 million, approximately $22 million, and approximately $34 million for 2008, 2007 and 2006, respectively.

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

The fair value of stock-based awards granted during 2008, 2007 and 2006 and the weighted average assumptions used to estimate the fair value of stock options are as follows:

	2008	2007	2006
Weighted average grant date fair value of stock options granted during the period	$7.42	$16.64	$13.83
Weighted average grant date fair value of restricted stock granted during the period	$24.85	$44.10	$36.24
Dividend yield	2.2%	1.2%	1.5%
Expected volatility	36.2%	36.9%	39.8%
Risk-free interest rate	2.7%	4.6%	4.6%
Expected life	5.3 years	5.3 years	5.3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	37,081.7	$29.73
Granted	5,750.0	24.86
Canceled or forfeited	(3,741.7)	34.32
Exercised	(295.6)	19.86

Outstanding, end of period	38,794.4	$28.64

Exercisable, end of period	25,810.2	$26.01	4.0	$(440)

Options expected to vest	11,438.9	$33.87	8.2	$(285)

The total intrinsic value of options exercised was $1 million, $145 million and $168 million in 2008, 2007 and 2006, respectively. The total grant-date fair value of stock options that vested during 2008, 2007 and 2006 was $65 million, $54 million and $57 million, respectively. Cash received from stock option exercises under the Company’s equity plan amounted to approximately $6 million for 2008, $204 million for 2007 and $319 million for 2006. Tax benefits realized from exercised stock options and vested restricted stock amounted to less than $1 million for 2008, $51 million for 2007 and $62 million for 2006.

Restricted stock award activity for 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	338,500	$38.16
Granted	144,864	24.85
Forfeited	–	–
Vested	(500)	25.25

Nonvested, end of period	482,864	$34.18

During 2008, 144,864 shares of Common Stock were granted in the form of restricted stock at a per share market value of $24.85, vesting ratably each year over the next three years. During 2007, 82,000 shares of Common Stock were granted in the form of restricted stock at per share market values of $40.23 to $46.51, fully vesting after either three or four years. During 2006, 286,000 shares of Common Stock were granted in the form of restricted stock at per share market values of $35.82 to $36.44, fully vesting after three years. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of restricted stock units or stock appreciation rights under the equity plans.

As of January 31, 2009, 20.9 million shares of common stock were available for additional grants pursuant to the Company’s equity plans, of which 3.6 million shares were available for grant in the form of restricted stock or restricted stock units. Common stock is delivered out of treasury stock upon the exercise of stock options and grant of restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 31, 2009, the Company had $90 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.6 years. As of January 31, 2009, the Company had $4 million of unrecognized compensation costs related to nonvested restricted stock awards, which is expected to be recognized over a weighted average period of approximately 1.3 years.

17.	Shareholders’ Equity

The authorized shares of the Company consist of 125.0 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 495.0 million shares of Common Stock issued and 420.1 million shares of Common Stock outstanding at January 31, 2009, and 495.0 million shares of Common Stock issued and 419.7 million shares of Common Stock outstanding at February 2, 2008 (with shares held in the Company’s treasury being treated as issued, but not outstanding).

On May 19, 2006, the Company’s board of directors approved a two-for-one stock split to be effected in the form of a stock dividend. The additional shares resulting from the stock split were distributed on June 9, 2006 to shareholders of record on May 26, 2006.

The Company’s board of directors initially approved a $500 million authorization to purchase common stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003, additional $750 million authorizations on each of February 27, 2004 and July 20, 2004, an additional authorization of $2,000 million on August 25, 2006, and an additional $4,000 million on February 26, 2007. All authorizations are cumulative and do not have an expiration date. The Company repurchased no shares of Common Stock under its share repurchase program in 2008. Under its share repurchase program, the Company purchased 85.3 million shares of Common Stock at a cost of approximately $3,322 million in 2007 and 62.4 million shares of Common Stock at a cost of approximately $2,500 million in 2006. As of January 31, 2009, the Company’s share repurchase program had approximately $850 million of authorization remaining. The Company’s share repurchase program is currently suspended.

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

During 2007, the Company retired 109 million shares of Common Stock.

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

Treasury Stock

Treasury stock contains shares repurchased under the share repurchase program, shares repurchased to cover employee tax liabilities related to stock plan activity and shares maintained in a trust related to deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation plans. Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding.

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

	Common Stock Issued	Treasury Stock			Common Stock Outstanding
		Deferred Compensation Plans	Other	Total
			(thousands)
Balance at January 28, 2006	598,408.8	(1,211.5)	(50,411.0)	(51,622.5)	546,786.3
Stock issued under stock plans	5,629.7	(72.8)	6,988.8	6,916.0	12,545.7
Stock repurchases:
Repurchase program			(62,447.6)	(62,447.6)	(62,447.6)
Other			(5.1)	(5.1)	(5.1)
Deferred compensation plan distributions		45.3		45.3	45.3

Balance at February 3, 2007	604,038.5	(1,239.0)	(105,874.9)	(107,113.9)	496,924.6
Stock issued under stock plans		(81.3)	8,092.2	8,010.9	8,010.9
Stock repurchases:
Repurchase program			(85,219.5)	(85,219.5)	(85,219.5)
Other			(73.2)	(73.2)	(73.2)
Deferred compensation plan distributions		102.2		102.2	102.2
Retirement of common stock	(109,000.0)		109,000.0	109,000.0	–

Balance at February 2, 2008	495,038.5	(1,218.1)	(74,075.4)	(75,293.5)	419,745.0
Stock issued under stock plans		(157.6)	464.1	306.5	306.5
Stock repurchases:
Repurchase program				–	–
Other			(25.7)	(25.7)	(25.7)
Deferred compensation plan distributions		58.0		58.0	58.0

Balance at January 31, 2009	495,038.5	(1,317.7)	(73,637.0)	(74,954.7)	420,083.8

18.	Financial Instruments and Concentrations of Credit Risk

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of certain financial instruments of the Company are as follows:

	January 31, 2009			February 2, 2008
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$8,394	$8,702	$5,772	$8,711	$9,053	$8,448

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis at January 31, 2009, in accordance with the fair value hierarchy set forth in SFAS 157:

	Total	Fair Value Measurements
		Level 1	Level 2	Level 3
		(millions)
Marketable equity and debt securities	$88	$25	$63	$–

19.	Earnings (Loss) Per Share

The reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share based on income (loss) from continuing operations is as follows:

	2008			2007			2006
	Loss		Shares	Income		Shares	Income		Shares
	(millions, except per share data)
Income (loss) from continuing operations and average number of shares outstanding	$(4,803)		420.0	$909		445.6	$988		539.0
Shares to be issued under deferred compensation plans			1.2			1.0			1.0

	$(4,803)		421.2	$909		446.6	$988		540.0

Basic earnings (loss) per share		$(11.40)			$2.04			$1.83

Effect of dilutive securities –
Stock options and restricted stock			–			5.2			7.7

	$(4,803)		421.2	$909		451.8	$988		547.7
Diluted earnings (loss) per share		$(11.40)			$2.01			$1.80

Stock options to purchase 38.8 million of shares of common stock at prices ranging from $12.79 to $46.15 per share and 483,000 shares of restricted stock were outstanding at January 31, 2009, but were not included in the computation of diluted loss per share for 2008 because, as a result of the Company’s net loss for the fiscal year, their inclusion would have been antidilutive.

In addition to the stock options and restricted stock reflected in the foregoing table, stock options to purchase 20.2 million shares of common stock at prices ranging from $27.00 to $46.15 per share and 274,000 shares of restricted stock were outstanding at February 2, 2008 and stock options to purchase 1.4 million shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common stock at prices ranging from $40.27 to $44.45 per share and 286,000 shares of restricted stock were outstanding at February 3, 2007 but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

20.	Quarterly Results (unaudited)

Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2008:
Net sales	$5,747	$5,718	$5,493	$7,934
Cost of sales	(3,527)	(3,346)	(3,324)	(4,812)

Gross margin	2,220	2,372	2,169	3,122
Selling, general and administrative expenses	(2,103)	(2,037)	(2,085)	(2,256)
Division consolidation costs and store closing related costs	(87)	(26)	(16)	(58)
Asset impairment charges	–	(50)	–	(161)
Goodwill impairment charges	–	–	–	(5,382)
Net income (loss)	(59)	73	(44)	(4,773)
Basic earnings (loss) per share	(.14)	.17	(.10)	(11.33)
Diluted earnings (loss) per share	(.14)	.17	(.10)	(11.33)

2007:
Net sales	$5,921	$5,892	$5,906	$8,594
Cost of sales	(3,564)	(3,507)	(3,585)	(5,021)

Gross margin	2,357	2,385	2,321	3,573
Selling, general and administrative expenses	(2,113)	(2,038)	(2,121)	(2,282)
May integration costs	(36)	(97)	(17)	(69)
Income from continuing operations	52	74	33	750
Discontinued operations	(16)	–	–	–

Net income	36	74	33	750

Basic earnings per share:
Income from continuing operations	.11	.16	.08	1.74
Net income	.08	.16	.08	1.74
Diluted earnings per share:
Income from continuing operations	.11	.16	.08	1.73
Net income	.08	.16	.08	1.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Condensed Consolidating Financial Information

The senior notes and senior debentures of the Company described in Note 11, which constitute debt obligations of Parent’s wholly-owned subsidiary, Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”) are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, Leadville Insurance Company and Snowdin Insurance Company and, prior to the respective dates of their dispositions, Priscilla of Boston and David’s Bridal, Inc. and its subsidiaries, including After Hours Formalwear, Inc. and, after its transfer to Parent on November 2, 2008, Macy’s Merchandising Group, Inc. and its subsidiary Macy’s Merchandising Group International, LLC. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer (including, prior to its transfer to Parent on November 2, 2008, Macy’s Merchandising Group, Inc. and its subsidiary Macy’s Merchandising Group International, LLC) are also reflected in “Other Subsidiaries.”

Condensed Consolidating Balance Sheets as of January 31, 2009 and February 2, 2008, the related Condensed Consolidating Statements of Operations for 2008, 2007 and 2006, and the related Condensed Consolidating Statements of Cash Flows for 2008, 2007, and 2006 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Balance Sheet

As of January 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,047	$68	$191	$–	$1,306
Receivables	2	69	368	–	439
Merchandise inventories	–	2,593	2,176	–	4,769
Supplies and prepaid expenses	–	121	105	–	226
Income taxes	121	–	–	(121)	–
Deferred income tax assets	–	–	22	(22)	–

Total Current Assets	1,170	2,851	2,862	(143)	6,740
Property and Equipment – net	–	5,898	4,544	–	10,442
Goodwill	–	3,315	428	–	3,743
Other Intangible Assets – net	–	250	469	–	719
Other Assets	3	84	414	–	501
Deferred Income Tax Assets	119	–	–	(119)	–
Intercompany Receivable	541	–	2,090	(2,631)	–
Investment in Subsidiaries	3,030	2,791	–	(5,821)	–

Total Assets	$4,863	$15,189	$10,807	$(8,714)	$22,145

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$963	$3	$–	$966
Merchandise accounts payable	–	595	687	–	1,282
Accounts payable and accrued liabilities	143	1,336	1,149	–	2,628
Income taxes	–	23	126	(121)	28
Deferred income taxes	10	234	–	(22)	222

Total Current Liabilities	153	3,151	1,965	(143)	5,126
Long-Term Debt	–	8,706	27	–	8,733
Intercompany Payable	–	2,631	–	(2,631)	–
Deferred Income Taxes	–	363	875	(119)	1,119
Other Liabilities	64	1,139	1,318	–	2,521
Shareholders’ Equity	4,646	(801)	6,622	(5,821)	4,646

Total Liabilities and Shareholders’ Equity	$4,863	$15,189	$10,807	$(8,714)	$22,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Operations

For 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$–	$13,540	$13,755	$(2,403)	$24,892
Cost of sales	–	(8,528)	(8,812)	2,331	(15,009)

Gross margin	–	5,012	4,943	(72)	9,883
Selling, general and administrative expenses	(5)	(4,747)	(3,801)	72	(8,481)
Division consolidation costs	–	(126)	(61)	–	(187)
Asset impairment charges	–	(98)	(113)	–	(211)
Goodwill impairment charges	–	(3,243)	(2,139)	–	(5,382)

Operating loss	(5)	(3,202)	(1,171)	–	(4,378)

Interest (expense) income, net:
External	20	(583)	3	–	(560)
Intercompany	(5)	(130)	135	–	–
Equity in losses of subsidiaries	(4,809)	(1,879)	–	6,688	–

Loss before income taxes	(4,799)	(5,794)	(1,033)	6,688	(4,938)
Federal, state and local income tax benefit (expense)	(4)	530	(391)	–	135

Net loss	$(4,803)	$(5,264)	$(1,424)	$6,688	$(4,803)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Cash Flows

For 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from continuing operating activities:
Net loss	$(4,803)	$(5,264)	$(1,424)	$6,688	$(4,803)
Division consolidation costs	–	126	61	–	187
Asset impairment charges	–	98	113	–	211
Goodwill impairment charges	–	3,243	2,139	–	5,382
Equity in losses of subsidiaries	4,809	1,879	–	(6,688)	–
Dividends received from subsidiaries	800	45	–	(845)	–
Depreciation and amortization	–	689	589	–	1,278
(Increase) decrease in working capital	(35)	157	(289)	–	(167)
Other, net	(94)	(572)	457	–	(209)

Net cash provided by continuing operating activities	677	401	1,646	(845)	1,879

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	–	(224)	(567)	–	(791)

Net cash used by continuing investing activities	–	(224)	(567)	–	(791)

Cash flows from continuing financing activities:
Debt repaid, net of debt issued	–	(13)	(3)	–	(16)
Dividends paid	(221)	(245)	(600)	845	(221)
Issuance of common stock, net of common stock acquired	6	–	–	–	6
Intercompany activity, net	332	106	(438)	–	–
Other, net	(82)	(32)	(20)	–	(134)

Net cash provided (used) by continuing financing activities	35	(184)	(1,061)	845	(365)

Net increase (decrease) in cash and cash equivalents	712	(7)	18	–	723
Cash and cash equivalents at beginning of period	335	75	173	–	583

Cash and cash equivalents at end of period	$1,047	$68	$191	$–	$1,306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Balance Sheet

As of February 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$335	$75	$173	$–	$583
Receivables	–	68	395	–	463
Merchandise inventories	–	2,704	2,356	–	5,060
Supplies and prepaid expenses	–	118	100	–	218
Income taxes	21	–	–	(21)	–
Deferred income tax assets	–	–	7	(7)	–

Total Current Assets	356	2,965	3,031	(28)	6,324
Property and Equipment – net	3	6,292	4,696	–	10,991
Goodwill	–	6,564	2,569	–	9,133
Other Intangible Assets – net	–	290	541	–	831
Other Assets	4	155	351	–	510
Deferred Income Tax Assets	22	–	–	(22)	–
Intercompany Receivable	1,045	–	1,412	(2,457)	–
Investment in Subsidiaries	8,707	4,805	–	(13,512)	–

Total Assets	$10,137	$21,071	$12,600	$(16,019)	$27,789

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$664	$2	$–	$666
Merchandise accounts payable	–	519	879	–	1,398
Accounts payable and accrued liabilities	159	1,361	1,209	–	2,729
Income taxes	–	11	354	(21)	344
Deferred income taxes	–	230	–	(7)	223

Total Current Liabilities	159	2,785	2,444	(28)	5,360
Long-Term Debt	–	9,058	29	–	9,087
Intercompany Payable	–	2,457	–	(2,457)	–
Deferred Income Taxes	–	882	586	(22)	1,446
Other Liabilities	71	877	1,041	–	1,989
Shareholders’ Equity	9,907	5,012	8,500	(13,512)	9,907

Total Liabilities and Shareholders’ Equity	$10,137	$21,071	$12,600	$(16,019)	$27,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Income

For 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$–	$13,746	$14,983	$(2,416)	$26,313
Cost of sales	–	(8,630)	(9,371)	2,324	(15,677)

Gross margin	–	5,116	5,612	(92)	10,636
Selling, general and administrative expenses	(10)	(4,732)	(3,919)	107	(8,554)
May integration costs	–	(139)	(87)	7	(219)

Operating income (loss)	(10)	245	1,606	22	1,863

Interest (expense) income, net:
External	24	(574)	7	–	(543)
Intercompany	48	(142)	94	–	–
Equity in earnings of subsidiaries	752	620	–	(1,372)	–

Income from continuing operations before income taxes	814	149	1,707	(1,350)	1,320
Federal, state and local income tax benefit (expense)	79	116	(600)	(6)	(411)

Income from continuing operations	893	265	1,107	(1,356)	909
Discontinued operations, net of income taxes	–	–	–	(16)	(16)

Net income	$893	$265	$1,107	$(1,372)	$893

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Income

For 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$–	$14,488	$16,154	$(3,672)	$26,970
Cost of sales	–	(8,946)	(9,776)	2,703	(16,019)
Inventory valuation adjustments – May integration	–	(96)	(82)	–	(178)

Gross margin	–	5,446	6,296	(969)	10,773
Selling, general and administrative expenses	(12)	(5,123)	(4,409)	866	(8,678)
May integration costs	–	(259)	(276)	85	(450)
Gains on the sale of accounts receivable	–	–	191	–	191

Operating income (loss)	(12)	64	1,802	(18)	1,836
Interest (expense) income, net:
External	31	(445)	23	1	(390)
Intercompany	53	(240)	187	–	–
Equity in earnings of subsidiaries	905	682	–	(1,587)	–

Income from continuing operations before income taxes	977	61	2,012	(1,604)	1,446
Federal, state and local income tax benefit (expense)	18	229	(715)	10	(458)

Income from continuing operations	995	290	1,297	(1,594)	988
Discontinued operations, net of income taxes	–	–	–	7	7

Net income	$995	$290	$1,297	$(1,587)	$995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Cash Flows

For 2006

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from continuing operating activities:
Net income	$995	$290	$1,297	$(1,587)	$995
Income from discontinued operations	–	–	–	(7)	(7)
Gains on the sale of accounts receivable	–	–	(191)	–	(191)
May integrations costs	–	355	358	(85)	628
Equity in earnings of subsidiaries	(905)	(682)	–	1,587	–
Dividends received from subsidiaries	2,165	–	–	(2,165)	–
Depreciation and amortization	1	638	626	–	1,265
Proceeds from sale of proprietary accounts receivable	–	–	1,860	–	1,860
(Increase) decrease in working capital not separately identified	58	(338)	(646)	30	(896)
Other, net	(44)	(326)	400	8	38

Net cash provided (used) by continuing operating activities	2,270	(63)	3,704	(2,219)	3,692

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	(2)	(153)	(638)	97	(696)
Proceeds from the disposition of discontinued operations	740	882	165	–	1,787
Repurchase of accounts receivable	–	–	(1,141)	–	(1,141)
Proceeds from the sale of repurchased accounts receivable	–	–	1,323	–	1,323

Net cash provided (used) by continuing investing activities	738	729	(291)	97	1,273

Cash flows from continuing financing activities:
Debt repaid, net of debt issued	–	(1,531)	(4)	1	(1,534)
Dividends paid	(274)	(1,500)	(665)	2,165	(274)
Acquisition of common stock, net of common stock issued	(2,118)	–	–	–	(2,118)
Intercompany activity, net	245	2,554	(2,887)	88	–
Other, net	90	(149)	(28)	–	(87)

Net cash provided (used) by continuing financing activities	(2,057)	(626)	(3,584)	2,254	(4,013)

Net cash provided (used) by continuing operations	951	40	(171)	132	952
Net cash provided by discontinued operations	–	–	–	11	11

Net increase (decrease) in cash and cash equivalents	951	40	(171)	143	963
Cash and cash equivalents at beginning of period	17	33	342	(144)	248

Cash and cash equivalents at end of period	$968	$73	$171	$(1)	$1,211