Form 10-Q
period 2009-06-08
Macy's, Inc.
filed 2009-06-08
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

      ☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange   Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]                 No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive    Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                    Yes [  ]                 No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Class                                                                                                              Outstanding at May 29, 2009

Common Stock, $0.01 par value per share                                                420,566,356 shares

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

MACY'S, INC.

Consolidated Statements of Operations

(Unaudited)

(millions, except per share figures)

         13 Weeks Ended

	May 2, 2009	May 3, 2008

Net sales...............................................................	$ 5,199	$ 5,747

Cost of sales..........................................................	(3,219)	(3,527)

Gross margin.........................................................	1,980	2,220

Selling, general and administrative expenses............	(1,956)	(2,103)

Division consolidation costs...................................	(138)	(87)

Operating income (loss)........................................	(114)	30

Interest expense...................................................	(143)	(142)

Interest income.....................................................	2	6

Loss before income taxes......................................	(255)	(106)

Federal, state and local income tax benefit.............	167	47

Net loss...............................................................	$ (88)	$ (59)

Basic loss per share.............................................	$ (.21)	$ (.14)

Diluted loss per share...........................................	$ (.21)	$ (.14)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	May 2, 2009	January 31, 2009	May 3, 2008
ASSETS:
Current Assets:
Cash and cash equivalents.............................	$ 295	$ 1,306	$ 366
Receivables..................................................	379	439	385
Merchandise inventories................................	5,026	4,769	5,284
Income tax receivable...................................	206	-	64
Supplies and prepaid expenses.......................	253	226	249
Total Current Assets...................................	6,159	6,740	6,348

Property and Equipment - net of accumulated depreciation and amortization of $5,690, $5,458 and $5,395............................	10,226	10,442	10,741
Goodwill.......................................................	3,743	3,743	9,133
Other Intangible Assets - net.........................	707	719	818
Other Assets................................................	496	501	539

Total Assets..............................................	$21,331	$22,145	$27,579

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.........................................	$ 135	$ 966	$ 1,016
Merchandise accounts payable..................	1,809	1,282	2,014
Accounts payable and accrued liabilities....	2,223	2,628	2,343
Income taxes..........................................	-	28	-
Deferred income taxes............................	230	222	243
Total Current Liabilities.........................	4,397	5,126	5,616

Long-Term Debt......................................	8,719	8,733	8,723
Deferred Income Taxes...........................	1,156	1,119	1,445
Other Liabilities.......................................	2,504	2,521	1,984
Shareholders' Equity................................	4,555	4,646	9,811

Total Liabilities and Shareholders' Equity......	$21,331	$22,145	$27,579

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Cash flows from operating activities:
Net loss..............................................................................	$ (88)	$ (59)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock-based compensation expense..................................	27	21
Division consolidation costs..............................................	138	87
Depreciation and amortization..........................................	303	315
Amortization of financing costs and premium on acquired debt............................................................	(6)	(7)
Changes in assets and liabilities:
Decrease in receivables................................................	62	78
Increase in merchandise inventories...............................	(257)	(224)
Increase in supplies and prepaid expenses......................	(27)	(31)
Increase in other assets not separately identified.............	(3)	-
Increase in merchandise accounts payable......................	516	586
Decrease in accounts payable and accrued liabilities not separately identified.................................	(479)	(353)
Decrease in current income taxes..................................	(234)	(408)
Increase in deferred income taxes.................................	43	22
Decrease in other liabilities not separately identified........	(30)	(6)
Net cash provided (used) by operating activities...........	(35)	21

Cash flows from investing activities:
Purchase of property and equipment.....................................	(57)	(81)
Capitalized software............................................................	(18)	(27)
Disposition of property and equipment...................................	7	9
Net cash used by investing activities...........................	(68)	(99)

(continued)

MACY'S, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(millions)

	13 Weeks Ended May 2, 2009	13 Weeks Ended May 3, 2008
Cash flows from financing activities:
Debt issued........................................................................ ...........................................................................................	-	-
Financing costs...................................................................	-	-
Debt repaid........................................................................	(837)	(6)
Dividends paid....................................................................	(21)	(55)
Decrease in outstanding checks...........................................	(50)	(83)
Acquisition of treasury stock...............................................	-	-
Issuance of common stock..................................................	-	5
Net cash used by financing activities..........................	(908)	(139)

Net decrease in cash and cash equivalents.............................	(1,011)	(217)
Cash and cash equivalents at beginning of period....................	1,306	583

Cash and cash equivalents at end of period.............................	$ 295	$ 366

Supplemental cash flow information:
Interest paid.......................................................................	$ 145	$ 162
Interest received................................................................	5	7
Income taxes paid (net of refunds received).........................	28	356

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.   Summary of Significant Accounting Policies

Macy's, Inc. and subsidiaries (the “Company”) is a retail organization operating retail stores and Internet websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods.  The Company's operations include more than 840 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2008 10-K”).  The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2008 10-K.

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

The Consolidated Financial Statements for the 13 weeks ended May 2, 2009 and May 3, 2008, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 2, 2009 and May 3, 2008 (which do not include the Christmas season) are not necessarily indicative of such results for the fiscal year.

Certain reclassifications were made to the prior fiscal year's amounts to conform with the classifications of such amounts for the current fiscal year.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2 (“FSP 157-2”) which permitted a one-year deferral for the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective February 1, 2009, the Company adopted SFAS 157 for such nonfinancial assets and liabilities, which, for the Company, primarily consist of certain nonfinancial assets and liabilities accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  There were no nonfinancial assets and liabilities measured at fair value in the quarter ended May 2, 2009, and the full adoption of SFAS 157 did not impact the Company's consolidated financial position, results of operations or cash flows or require additional disclosures.

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which expands the annual disclosure requirements about plan assets for defined benefit pension plans and postretirement plans.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The adoption of FSP 132(R)-1 is limited to the form and content of disclosures, and the Company does not anticipate that the adoption of this Staff Position will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) and FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2”).  These two Staff Positions were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) to require disclosures of fair value of certain financial instruments in interim financial statements.  All of these Staff Positions are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The Company does not anticipate the adoption of these Staff Positions, other than requirements limited to the form and content of disclosures, will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The Company does not anticipate that the adoption of SFAS 165 will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.   Division Consolidation Costs

In 2008, the Company began a localization initiative called “My Macy's.”  This initiative is intended to strengthen local market focus and enhance selling service to enable the Company to both accelerate same-store sales growth and reduce expenses.  To maximize the results from My Macy's, the Company has taken action in certain markets that: concentrates more management talent in local markets, effectively reducing the “span of control” over local stores; creates new positions in the field to work with central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowers locally based executives to make more and better decisions.  My Macy's is expected to drive sales growth by improving knowledge at the local level and then acting quickly on that knowledge.

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In February 2009, the Company announced the expansion of the My Macy's localization initiative across the country.  As My Macy's was rolled out nationally to new local markets in 2009, the Company's Macy's branded stores have been reorganized into a unified operating structure, through additional division consolidations, to support the Macy's business.  Existing division central office organizations have been eliminated in New York-based Macy's East, San Francisco-based Macy's West, Atlanta-based Macy's Central and Miami-based Macy's Florida.  The New York-based Macy's Home Store and Macy's Corporate Marketing divisions no longer exist as separate entities.  Existing Home Store functions have been integrated into the Macy's national merchandising, merchandise planning, stores and marketing organizations.  Macy's Corporate Marketing has been integrated into the new unified marketing organization.  The New York-based Macy's Merchandising Group has been refocused solely on the design, development and marketing of the Macy's family of private brands.

During the 13 weeks ended May 2, 2009, the Company recorded $138 million of costs and expenses associated with the division consolidation and localization initiative announced in February 2009, consisting primarily of severance costs and other human resource-related costs.

The following table shows for the 13 weeks ended May 2, 2009, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	January 31, 2009	Charged To Division Consolidation Costs	Payments	May 2, 2009
(millions)
Severance costs.....	$ 30	$ 119	$ (27)	$ 122

The Company expects to pay out the majority of these accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 30, 2010.  Additionally, the Company paid out the $4 million of accrued severance costs established in connection with the store closings announced in January 2009, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets as of January 31, 2009, during the 13 weeks ended May 2, 2009.

In February 2008, the Company announced certain division consolidations in combination with My Macy's.  The Company consolidated the Minneapolis-based Macy's North organization into New York-based Macy's East, the St. Louis-based Macy's Midwest organization into Atlanta-based Macy's South and the Seattle-based Macy's Northwest organization into San Francisco-based Macy's West.  The Atlanta-based division was renamed Macy's Central.

During the 13 weeks ended May 3, 2008, the Company recorded $87 million of costs and expenses associated with the division consolidation and localization initiative announced in February 2008, consisting primarily of severance costs and other human resource-related costs.

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows for the 13 weeks ended May 3, 2008, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2008:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	May 3, 2008
(millions)
Severance costs.....	$ -	$ 68	$ (7)	$ 61

The Company paid out the accrued severance costs at May 3, 2008, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 31, 2009.

3.      Goodwill

The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually for possible impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing.  The reporting units are the Company's retail operating divisions.  Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May.  The goodwill impairment test involves a two-step process.  The first step involves estimating the fair value of each reporting unit based on its estimated discounted cash flows and comparing the estimated fair value of each reporting unit to its carrying value.  If this comparison indicates that a reporting unit's estimated fair value is less than its carrying value, a second step is required.  If applicable, the second step requires the Company to allocate the estimated fair value of the reporting unit to the estimated fair value of the reporting unit's net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit.  If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  The occurrence of a change in circumstances, such as continued adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests.  Due to deterioration in the general economic environment in recent periods (and the impact thereof on the Company's most recently completed annual business plan) and the resultant decline in the Company's market capitalization, the Company believed that an additional goodwill impairment test was required as of January 31, 2009.  In performing the first step of this impairment test, the Company estimated the fair value of its reporting units by discounting their estimated future cash flows to present value, and reconciling the aggregate estimated fair value of the Company's reporting units to the trading value of the Company's common stock (together with an implied control premium).  The Company believes that this reconciliation process represented a market participant approach to valuation.  Based upon this analysis, the Company determined that the carrying value of each of the Company's reporting units exceeded its fair value at January 31, 2009, which resulted in all of the Company's reporting units failing the first step of the goodwill impairment test.  The Company then undertook the second step of the goodwill impairment test, which involved, among other things, obtaining third-party appraisals of substantially all of the Company's tangible and intangible assets.  Based on the preliminary results of its goodwill impairment testing as of January 31, 2009, the Company recorded an estimated pre-tax goodwill impairment charge of $5,382 million ($5,083 million after income taxes) in the fourth quarter of 2008.  The Company finalized its goodwill impairment testing as of January 31, 2009 during the fiscal quarter ended May 2, 2009, and, in connection therewith, determined that no adjustment was necessary.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  Estimating a reporting unit's discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and selling, general and administrative rates, capital expenditures, cash flows and the selection of an appropriate discount rate.  Projected sales, gross margin and selling, general and administrative expense rate assumptions and capital expenditures are based on the Company's annual business plan or other forecasted results.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations.  The allocation of the estimated fair value of the Company's reporting units to the estimated fair value of their net assets also involves the use of significant assumptions, estimates and judgments.  Both the estimates of the fair value of the Company's reporting units and the allocation of the estimated fair value of the reporting units to their net assets are based on the best information available to the Company's management as of the date of the assessment.

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, including with respect to the estimated future cash flows of the Company's reporting units, the discount rate used to discount such estimated cash flows to their net present value, the reasonableness of the resultant implied control premium relative to the Company's market capitalization, and the appraised fair value of the reporting units' tangible and intangible assets and liabilities, could materially increase or decrease the estimated fair value of a reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge.  For example, as of January 31, 2009, (1) a 1% increase or decrease in the aggregate estimated undiscounted cash flows of the Company's reporting units (without any change in the discount rate used by the Company in the first step of its goodwill impairment test as of such date) would have resulted in an increase or decrease of approximately $125 million in the aggregate estimated fair value of the Company's reporting units as of such date, (2) a 25 basis point increase or decrease in the discount rate used by the Company to discount the aggregate estimated undiscounted cash flows of the Company's reporting units to their net present value (without any change in the aggregate estimated undiscounted cash flows of the Company's reporting units used by the Company in the first step of its goodwill impairment test as of such date) would have resulted in a decrease or increase of approximately $300 million in the aggregate estimated fair value of the Company's reporting units as of such date, and (3) a 5% increase or decrease in the appraised fair values of the net assets of each reporting unit of the Company would have resulted in an increase or decrease of approximately $180 million in the aggregate appraised fair value of the net assets of the Company's reporting units.  The goodwill impairment testing process is complex, and can be affected by the inter-relationship between certain assumptions, estimates and judgments that may apply to both the first and second steps of the process and the fact that the maximum potential impairment of the goodwill of any reporting unit of the Company is limited to the carrying value of the goodwill of that reporting unit.  Accordingly, the above-described sensitivities around changes in the aggregate estimated fair values of the Company's reporting units and in the aggregate estimated appraised fair value of the reporting units' net assets would not necessarily have a dollar-for-dollar impact on the amount of goodwill impairment the Company recognized as a result of its analysis.  These sensitivities are presented solely to illustrate the effects that a change of a specified magnitude in one or more key variables affecting reporting unit fair value or reporting unit net asset value might have on the outcomes produced by the first step or second step, respectively, of the Company's goodwill impairment testing process.

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.   Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	13 Weeks Ended
	May 2, 2009			May 3, 2008

Loss

Shares

Loss

Shares

	(millions, except per share figures)
Net loss and average number of shares outstanding..............	$ (88)		420.1	$ (59)		419.8
Shares to be issued under deferred compensation plans................			1.3			1.1
	$ (88)		421.4	$ (59)		420.9

Basic loss per share................		$(.21)			$(.14)

Effect of dilutive securities - stock options and restricted stock....	____		-	____		-
	$ (88)		421.4	$ (59)		420.9

Diluted loss per share..................		$(.21)			$(.14)

Stock options to purchase 42.2 million shares of common stock at prices ranging from $8.76 to $46.15 per share, 371,000 shares of restricted stock and 2,887,000 shares of performance based restricted stock units were outstanding at May 2, 2009, and stock options to purchase 41.6 million shares of common stock at prices ranging from $12.79 to $46.15 per share and 483,000 shares of restricted stock were outstanding at May 3, 2008, but were not included in the computation of diluted loss per share for the 13 weeks ended May 2, 2009 and May 3, 2008 because, as a result of the Company's net loss during these periods, their inclusion would have been antidilutive.

5.   Benefit Plans

The Company has a funded defined benefit plan (“Pension Plan”) and a defined contribution plan, which cover substantially all employees who work 1,000 hours or more in a year.  The Company also has an unfunded defined benefit supplementary retirement plan, which provides benefits, for certain employees, in excess of qualified plan limitations.

In addition, certain retired employees currently are provided with specified health care and life insurance benefits (“Postretirement Obligations”).  Eligibility requirements for such benefits vary, but generally state that benefits are available to eligible employees who were hired prior to a certain date and retire after a certain age with specified years of service.  Certain employees are subject to having such benefits modified or terminated.

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended
	May 2, 2009	May 3, 2008
	(millions)

Pension Plan

Service cost................................	$ 22	$ 27
Interest cost................................	43	40
Expected return on assets............	(46)	(47)
Recognition of net actuarial loss...	-	1
Amortization of prior service cost...	-	-
	$ 19	$ 21

Supplementary Retirement Plan
Service cost................................	$ 1	$ 1
Interest cost................................	11	10
Recognition of net actuarial loss....	-	-
Amortization of prior service cost....	-	-
	$ 12	$ 11

Postretirement Obligations
Service cost..................................	$ -	$ -
Interest cost.................................	5	5
Recognition of net actuarial (gain) loss..	(2)	1
Amortization of prior service cost....	-	-
	$ 3	$ 6

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.   Accumulated Other Comprehensive Loss and Fair Value Measurements

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 13 weeks ended May 2, 2009 and May 3, 2008:

	May 2, 2009	May 3, 2008
	(millions)
Accumulated other comprehensive loss, at beginning of period....	$ (486)	$ (182)
Unrealized gain (loss) on marketable securities, net of income tax effect of $2 million and $4 million.........................	4	(6)
Post employment and postretirement benefit plans:
Recognition of net actuarial (gain) loss, net of income tax effect of $1 million and $1 million...........................	(1)	1
Accumulated other comprehensive loss, at end of period....	$ (483)	$ (187)

The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis at May 2, 2009, in accordance with the fair value hierarchy set forth in SFAS 157:

Fair Value Measurements
	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities.......	$ 80	$ 31	$ 49	$ -

7.   Legal Settlement

During 2008, the Company was subject to a wage and hour class action in California.  The Company concluded that it was probable that a loss of approximately $25 million would be incurred to settle this legal matter and recorded an estimated amount of $23 million as part of selling, general and administrative expenses during the 13 weeks ended May 3, 2008 and an additional amount of $2 million during the 13 weeks ended November 1, 2008.  The legal matter has been finalized with court approval, and the Company paid the settlement amount of $25 million during the 13 weeks ended May 2, 2009.

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

8.   Condensed Consolidating Financial Information

The senior notes and senior debentures of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. (“Subsidiary Issuer”), a wholly-owned subsidiary of Macy's, Inc. (“Parent”), are fully and unconditionally guaranteed by Parent.  In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, Leadville Insurance Company and Snowdin Insurance Company and, after its transfer to Parent on November 2, 2008, Macy's Merchandising Group, Inc. and its subsidiary Macy's Merchandising Group International, LLC.  “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis.  The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer (including, prior to its transfer to Parent on November 2, 2008, Macy's Merchandising Group, Inc. and its subsidiary Macy's Merchandising Group International, LLC) are also reflected in “Other Subsidiaries.”

Condensed Consolidating Balance Sheets as of May 2, 2009, May 3, 2008 and January 31, 2009, the related Condensed Consolidating Statements of Operations for the 13 weeks ended May 2, 2009 and May 3, 2008, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 2, 2009 and May 3, 2008 are presented on the following pages.

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of May 2, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents.....................	$ 25	$ 70	$ 200	$ -	$ 295
Receivables............................................	-	19	360	-	379
Merchandise inventories.......................	-	2,712	2,314	-	5,026
Supplies and prepaid expenses.............	-	108	145	-	253
Deferred income tax assets....................	-	-	24	(24)	-
Income tax receivable............................	176	70	-	(40)	206
Total Current Assets.........................	201	2,979	3,043	(64)	6,159

Property and Equipment - net.................	-	5,755	4,471	-	10,226
Goodwill..................................................	-	3,315	428	-	3,743
Other Intangible Assets - net...................	-	240	467	-	707
Other Assets............................................	4	84	408	-	496
Deferred Income Tax Assets....................	75	-	-	(75)	-
Intercompany Receivable.........................	1,595	-	1,282	(2,877)	-
Investment in Subsidiaries.......................	2,837	2,732	-	(5,569)	-
Total Assets.......................................	$4,712	$15,105	$10,099	$(8,585)	$21,331

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.....................................	$ -	$ 132	$ 3	$ -	$ 135
Merchandise accounts payable.............	-	922	887	-	1,809
Accounts payable and accrued liabilities.............................................	82	1,206	935	-	2,223
Income taxes..........................................	-	-	40	(40)	-
Deferred income taxes...........................	12	242	-	(24)	230
Total Current Liabilities.....................	94	2,502	1,865	(64)	4,397

Long-Term Debt......................................	-	8,693	26	-	8,719
Intercompany Payable.............................	-	2,877	-	(2,877)	-
Deferred Income Taxes............................	-	883	348	(75)	1,156
Other Liabilities.......................................	63	1,113	1,328	-	2,504
Shareholders' Equity................................	4,555	(963)	6,532	(5,569)	4,555
Total Liabilities and Shareholders' Equity........................	$4,712	$15,105	$10,099	$(8,585)	$21,331

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended May 2, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales.....................................................................	$ -	$ 2,810	$ 2,871	$ (482)	$ 5,199

Cost of sales...............................................................	-	(1,766)	(1,917)	464	(3,219)

Gross margin...............................................................	-	1,044	954	(18)	1,980

Selling, general and administrative expenses...............	(2)	(1,107)	(865)	18	(1,956)

Division consolidation costs.......................................	-	(48)	(90)	-	(138)

Operating loss.............................................................	(2)	(111)	(1)	-	(114)

Interest (expense) income, net
External.....................................................................	1	(142)	-	-	(141)
Intercompany...........................................................	-	(40)	40	-	-

Equity in losses of subsidiaries..................................	(87)	(59)	-	146	-

Income (loss) before income taxes..............................	(88)	(352)	39	146	(255)

Federal, state and local income tax benefit (expense)....	-	188	(21)	-	167

Net income (loss).......................................................	$ (88)	$ (164)	$ 18	$ 146	$ (88)

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended May 2, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)........................................	$ (88)	$ (164)	$ 18	$ 146	$ (88)
Division consolidation costs.......................	-	48	90	-	138
Equity in losses of subsidiaries..................	87	59	-	(146)	-
Dividends received from subsidiaries.........	109	-	-	(109)	-
Depreciation and amortization...................	-	155	148	-	303
Increase in working capital.........................	(64)	-	(355)	-	(419)
Other, net...................................................	44	498	(511)	-	31
Net cash provided (used) by operating activities............................	88	596	(610)	(109)	(35)

Cash flows from investing activities: Purchase of property and equipment and capitalized software, net....................	-	2	(70)	-	(68)
Net cash provided (used) by investing activities.............................	-	2	(70)	-	(68)

Cash flows from financing activities: Debt repaid.................................................	-	(836)	(1)	-	(837)
Dividends paid...........................................	(21)	-	(109)	109	(21)
Intercompany activity, net........................	(1,039)	240	799	-	-
Other, net..................................................	(50)	-	-	-	(50)
Net cash provided (used) by financing activities...........................	(1,110)	(596)	689	109	(908)

Net increase (decrease) in cash and cash equivalents..................................	(1,022)	2	9	-	(1,011)
Cash and cash equivalents at beginning of period....................................................	1,047	68	191	-	1,306

Cash and cash equivalents at end of period..	$ 25	$ 70	$ 200	$ -	$ 295

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of May 3, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents......................	$ 135	$ 75	$ 157	$ (1)	$ 366
Receivables.............................................	-	28	357	-	385
Merchandise inventories.........................	-	2,751	2,533	-	5,284
Supplies and prepaid expenses...............	-	110	139	-	249
Deferred income tax assets......................	-	-	3	(3)	-
Income tax receivable...............................	123	-	-	(59)	64
Total Current Assets............................	258	2,964	3,189	(63)	6,348

Property and Equipment - net....................	-	6,110	4,631	-	10,741
Goodwill.....................................................	-	6,564	2,569	-	9,133
Other Intangible Assets - net......................	-	280	538	-	818
Other Assets...............................................	3	161	375	-	539
Deferred Income Tax Assets.......................	107	-	-	(107)	-
Intercompany Receivable...........................	1,564	-	640	(2,204)	-
Investment in Subsidiaries..........................	8,066	4,822	-	(12,888)	-
Total Assets.........................................	$9,998	$20,901	$11,942	$(15,262)	$27,579

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt.......................................	$ -	$ 1,014	$ 2	$ -	$ 1,016
Merchandise accounts payable...............	-	747	1,267	-	2,014
Accounts payable and accrued liabilities...	112	1,275	957	(1)	2,343
Income taxes............................................	-	19	40	(59)	-
Deferred income taxes..............................	8	238	-	(3)	243
Total Current Liabilities.......................	120	3,293	2,266	(63)	5,616

Long-Term Debt.........................................	-	8,694	29	-	8,723
Intercompany Payable...............................	-	2,204	-	(2,204)	-
Deferred Income Taxes...............................	-	1,074	478	(107)	1,445
Other Liabilities..........................................	67	855	1,062	-	1,984
Shareholders' Equity..................................	9,811	4,781	8,107	(12,888)	9,811
Total Liabilities and Shareholders' Equity..........................	$9,998	$20,901	$11,942	$(15,262)	$27,579

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended May 3, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales......................................................................	$ -	$ 3,059	$ 3,224	$ (536)	$ 5,747

Cost of sales................................................................	-	(2,005)	(2,040)	518	(3,527)

Gross margin................................................................	-	1,054	1,184	(18)	2,220

Selling, general and administrative expenses................	(2)	(1,168)	(951)	18	(2,103)

Division consolidation costs........................................	-	(56)	(31)	-	(87)

Operating income (loss)...............................................	(2)	(170)	202	-	30

Interest (expense) income, net
External......................................................................	4	(141)	1	-	(136)
Intercompany............................................................	8	(42)	34	-	-

Equity in earnings of subsidiaries................................	(76)	17	-	59	-

Income (loss) before income taxes...............................	(66)	(336)	237	59	(106)

Federal, state and local income tax benefit (expense)....	7	110	(70)	-	47

Net income (loss).........................................................	$ (59)	$ (226)	$ 167	$ 59	$ (59)

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended May 3, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss).............................................	$ (59)	$ (226)	$ 167	$ 59	$ (59)
Division consolidation costs............................	-	56	31	-	87
Equity in earnings of subsidiaries....................	76	(17)	-	(59)	-
Dividends received from subsidiaries..............	555	-	-	(555)	-
Depreciation and amortization........................	-	170	145	-	315
(Increase) decrease in working capital............	(32)	101	(421)	-	(352)
Other, net.......................................................	(81)	183	(72)	-	30
Net cash provided (used) by operating activities................................	459	267	(150)	(555)	21

Cash flows from investing activities: Purchase of property and equipment and capitalized software, net......................	-	4	(103)	-	(99)
Net cash provided (used) by investing activities.................................	-	4	(103)	-	(99)

Cash flows from financing activities: Debt repaid...................................................	-	(5)	(1)	-	(6)
Dividends paid.............................................	(55)	-	(555)	555	(55)
Issuance of common stock...........................	5	-	-	-	5
Intercompany activity, net..........................	(492)	(265)	757	-	-
Other, net....................................................	(117)	(1)	36	(1)	(83)
Net cash provided (used) by financing activities...............................	(659)	(271)	237	554	(139)

Net decrease in cash and cash equivalents......	(200)	-	(16)	(1)	(217)
Cash and cash equivalents at beginning of period.......................................................	335	75	173	-	583

Cash and cash equivalents at end of period.....	$ 135	$ 75	$ 157	$ (1)	$ 366

(continued)

MACY'S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of January 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents................	$1,047	$ 68	$ 191	$ -	$ 1,306
Receivables.......................................	2	69	368	-	439
Merchandise inventories..................	-	2,593	2,176	-	4,769
Supplies and prepaid expenses........	-	121	105	-	226
Income taxes.....................................	121	-	-	(121)	-
Deferred income tax assets............... ...................................................................	-	-	22	(22)	-
Total Current Assets....................	1,170	2,851	2,862	(143)	6,740

Property and Equipment - net............	-	5,898	4,544	-	10,442
Goodwill.............................................	-	3,315	428	-	3,743
Other Intangible Assets - net..............	-	250	469	-	719
Other Assets.......................................	3	84	414	-	501
Deferred Income Tax Assets...............	119	-	-	(119)	-
Intercompany Receivable....................	541	-	2,090	(2,631)	-
Investment in Subsidiaries...................	3,030	2,791	-	(5,821)	-
Total Assets..................................	$4,863	$15,189	$10,807	$(8,714)	$22,145

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Short-term debt................................	$ -	$ 963	$ 3	$ -	$ 966
Merchandise accounts payable........	-	595	687	-	1,282
Accounts payable and accrued liabilities........................................	143	1,336	1,149	-	2,628
Income taxes.....................................	-	23	126	(121)	28
Deferred income taxes......................	10	234	-	(22)	222
Total Current Liabilities................	153	3,151	1,965	(143)	5,126

Long-Term Debt..................................	-	8,706	27	-	8,733
Intercompany Payable........................	-	2,631	-	(2,631)	-
Deferred Income Taxes.......................	-	363	875	(119)	1,119
Other Liabilities..................................	64	1,139	1,318	-	2,521
Shareholders' Equity...........................	4,646	(801)	6,622	(5,821)	4,646
Total Liabilities and Shareholders' Equity...................	$4,863	$15,189	$10,807	$(8,714)	$22,145

MACY'S, INC.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “first quarter of 2009” and “first quarter of 2008” are to the Company's 13-week fiscal periods ended May 2, 2009 and May 3, 2008, respectively.

The Company is a retail organization operating retail stores and Internet websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including men's, women's and children's apparel and accessories, cosmetics, home furnishings and other consumer goods.  The Company's operations include more than 840 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.

For the past several years, the Company has been focused on four key priorities for improving the business over the longer term: (i) differentiating and editing merchandise assortments; (ii) simplifying pricing; (iii) improving the overall shopping experience; and (iv) communicating better with customers through more brand focused and effective marketing.

In February 2008, the Company announced a new initiative intended to strengthen local market focus and enhance selling service expected to enable the Company to both accelerate same-store sales growth and reduce expense.  The localization initiative, called “My Macy's,” was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs.  To maximize the results from My Macy's, the Company has taken action in certain markets that: concentrates more management talent in local markets, effectively reducing the “span of control” over local stores; creates new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowers locally based executives to make more and better decisions.  In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy's North organization into New York-based Macy's East, the St. Louis-based Macy's Midwest organization into Atlanta-based Macy's South and the Seattle-based Macy's Northwest organization into San Francisco-based Macy's West.  The Atlanta-based division was renamed Macy's Central.  The savings from the division consolidation process, net of the amount invested in the localization initiative and increased store staffing levels, are expected to reduce selling, general and administrative (“SG&A”) expenses, as compared to expected levels absent the consolidation, by approximately $100 million per year, beginning in 2009.  The partial-year benefit in SG&A expenses for 2008 was more than $60 million.

MACY'S, INC.

In February 2009, the Company announced the expansion of the My Macy's localization initiative across the country.  As My Macy's was rolled out nationally to new local markets in 2009, the Company's Macy's branded stores have been reorganized into a unified operating structure, through additional division consolidations, to support the Macy's business.  Existing division central office organizations have been eliminated in New York-based Macy's East, San Francisco-based Macy's West, Atlanta-based Macy's Central and Miami-based Macy's Florida.  This is expected to reduce central office and administrative expense, eliminate duplication, sharpen execution, and help the Company to partner more effectively with its suppliers and business partners.  The savings from the My Macy's expansion announced in February 2009, net of the amount to be invested in the localization initiative, are expected to reduce SG&A expenses, as compared to expected levels absent the consolidation, by approximately $400 million per year, beginning in 2010.  The partial-year benefit in SG&A expenses for 2009 is estimated at approximately $250 million.  The Company anticipates incurring approximately $230 million of additional division consolidation costs related to the My Macy's expansion in the remainder of fiscal 2009.

The Company's operations are impacted by competitive pressures from department stores, specialty stores, mass merchandisers and all other retail channels.  The Company's operations are also impacted by general consumer spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of weather or natural disasters and other factors over which the Company has little or no control.

In recent periods, consumer spending levels have been adversely affected by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit.  These conditions have reduced the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company.  These conditions have also decreased projected future cash flows attributable to the Company's operations, including projected future cash flows assumed in connection with the acquisition of The May Department Stores Company, resulting in the Company recording in the fourth quarter of 2008 a reduction in the carrying value of its goodwill, and a related non-cash impairment charge, in the estimated amount of $5,382 million.  The Company finalized its goodwill impairment testing as of January 31, 2009 during the fiscal quarter ended May 2, 2009, and, in connection therewith, determined that no adjustment was necessary.

The effects of the factors and conditions described above may be experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to different types of merchandise that the Company offers for sale, or in relation to the Company's Macy's-branded and Bloomingdale's-branded operations.  All of these effects, however, ultimately affect the Company's overall operations.

The Company cannot predict whether, when or the manner in which the economic conditions described above will change.  Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in 2009 for most of the Company's operations and the Company as a whole will be down in the range of 6% to 8% from 2008 levels.

MACY'S, INC.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2008 10-K.  The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs.  The Company's actual results could materially differ from those discussed in these forward-looking statements.  Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in “Forward-Looking Statements”) and in the 2008 10-K (particularly in “Risk Factors”).

Results of Operations

Comparison of the 13 Weeks Ended May 2, 2009 and May 3, 2008

The net loss for the first quarter of 2009 was $88 million, compared to the net loss of $59 million in the first quarter of 2008.  The net loss for the first quarter of 2009 reflects lower net sales and includes the impact of $138 million of division consolidation costs.  The net loss for the first quarter of 2008 included the impact of $87 million of division consolidation costs.

Net sales for the first quarter of 2009 totaled $5,199 million, compared to net sales of $5,747 million for the first quarter of 2008, a decrease of $548 million or 9.5%.  On a comparable store basis, net sales for the first quarter of 2009 were down 9.0% compared to the first quarter of 2008.  Sales from the Company's Internet businesses in the first quarter of 2009 increased 16.2% compared to the first quarter of 2008 and positively affected the Company's first quarter of 2009 comparable store sales by 0.5%.  Geographically, sales in the first quarter of 2009 were strongest in the Midwest and Texas.  By family of business, sales in the first quarter of 2009 were strongest in moderate apparel, dresses, women's suits, cosmetics, young men's, and housewares.  The weaker businesses during the quarter included better apparel, handbags, luggage and furniture.  The Company calculates comparable store sales as sales from stores in operation throughout 2008 and 2009 and all Internet sales.  Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time.  Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,219 million or 61.9% of net sales for the first quarter of 2009, compared to $3,527 million or 61.4% of net sales for the first quarter of 2008, a decrease of $308 million.  The cost of sales rate for the first quarter of 2009 reflects higher net markdowns as a percent of net sales intended to keep inventories current.  The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $1,956 million or 37.6% of net sales for the first quarter of 2009, compared to $2,103 million or 36.6% of net sales for the first quarter of 2008, a decrease of $147 million.  The SG&A rate as a percent to sales was higher in the first quarter of 2009, compared to the first quarter of 2008, primarily because of weaker sales.  SG&A expenses in the first quarter of 2009 reflected consolidation-related expense savings, partially offset by higher stock-based compensation expense.  Included in SG&A expenses in the first quarter of 2008 was an accrual related to a potential legal settlement of $23 million.

Division consolidation costs were $138 million for the first quarter of 2009, compared to $87 million for the first quarter of 2008, and consisted primarily of severance and other human resource-related costs.

MACY'S, INC.

Net interest expense was $141 million for the first quarter of 2009 compared to $136 million for the first quarter of 2008, an increase of $5 million.  The increase in net interest expense for the first quarter of 2009, as compared to the first quarter of 2008, resulted primarily from a decrease in interest income due to lower rates on invested cash.

The Company's effective income tax rate of 65.7% for the first quarter of 2009 and 44.2% for the first quarter of 2008 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the available credit facility described below.

Net cash used by operating activities in the first quarter of 2009 was $35 million, compared to net cash provided by operating activities of $21 million in the first quarter of 2008.  The change in cash flow from operating activities reflects a larger net loss and a larger decrease in accounts payable and accrued liabilities not separately identified, partially offset by lower income taxes paid in the first quarter of 2009, compared to the first quarter of 2008.

Net cash used by investing activities was $68 million for the first quarter of 2009, compared to net cash used by investing activities of $99 million for the first quarter of 2008.  Investing activities for the first quarter of 2009 include purchases of property and equipment totaling $57 million and capitalized software of $18 million, compared to purchases of property and equipment totaling $81 million and capitalized software of $27 million for the first quarter of 2008.  During both the first quarter of 2009 and the first quarter of 2008, the Company opened one new Macy's department store.  Cash flows from investing activities included $7 million and $9 million from the disposition of property and equipment for the first quarter of 2009 and the first quarter of 2008, respectively.

Net cash used by financing activities was $908 million for the first quarter of 2009, including the repayment of $837 million of debt, a decrease in outstanding checks of $50 million and the payment of $21 million of cash dividends.  During the first quarter of 2009, the Company repurchased no shares of its common stock under its share repurchase program and anticipates no share repurchases under its share repurchase program for the remainder of fiscal 2009.  Net cash used by the Company from financing activities was $139 million for the first quarter of 2008, including the repayment of $6 million of debt, a decrease in outstanding checks of $83 million and the payment of $55 million of cash dividends, partially offset by the issuance of $5 million of common stock, primarily related to the exercise of stock options.

On February 10, 2009, the Company, through its wholly owned subsidiary, Macy's Retail Holdings, Inc., completed a cash tender offer pursuant to which it purchased approximately $199 million of its outstanding 6.30% senior notes due April 1, 2009 (resulting in approximately $151 million of such notes remaining outstanding until they were paid at maturity on April 1, 2009) and approximately $481 million of its outstanding 4.80% senior notes due July 15, 2009 (resulting in approximately $119 million of such notes remaining outstanding) for aggregate consideration, including accrued and unpaid interest, of approximately $686 million. By using cash on hand to repurchase and retire this debt early, the Company has reduced its interest expense in 2009 by approximately $7 million, net of expenses associated with the debt tender offer.  As of the date of this report, the Company intends to fund current debt maturities with cash on hand and funds from operations, but would also have the ability to fund these debt maturities with borrowings under its credit agreement.

MACY'S, INC.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time.  This agreement is set to expire August 30, 2012.  As of and during the quarter ended May 2, 2009, the Company had no borrowings outstanding under this agreement.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.90 (4.75 after October 2009 through October 2010 and then 4.50 thereafter).  The Company's leverage ratio at May 2, 2009 was 3.37 and its interest coverage ratio for the latest four quarters as of May 2, 2009 was 4.24.

The rate of interest payable in respect of $650 million in aggregate principal amount of the Company's senior notes outstanding at May 2, 2009 was increased by 1 percent per annum during the 13 weeks ended May 2, 2009 as a result of a downgrade of the notes by specified rating agencies.  The rate of interest payable in respect of these senior notes outstanding at May 2, 2009 could increase or decrease by up to 1 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

On May 15, 2009, the Company's board of directors declared a regular quarterly dividend of 5 cents per share on its common stock, payable July 1, 2009, to shareholders of record at the close of business on June 15, 2009.

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

MACY'S, INC.

Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 2, 2009, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy's, Inc. Profit Sharing 401(k) Investment Plan (the “401(k) Plan”), filed a purported class action lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the “May Plan”) between February 27, 2005 and the present.  The complaint charges the Company, as well as members of the Company's board of directors and certain members of senior management, with breach of fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”) to participants in the 401(k) Plan and the May Plan, alleging that the defendants made false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company's stock price between August 30, 2005 and May 15, 2007.  The plaintiff seeks an unspecified amount of compensatory damages and costs.  The Company believes the lawsuit is without merit and intends to contest it vigorously.

Item 1A. Risk Factors.

There have been no material changes to the Risk Factors described in Part I, “Item 1A. Risk Factors ” in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as filed with the SEC.

MACY'S, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company's purchases of common stock during the first quarter of 2009:

	Total Number	Average	Total Number of	Open
	of Shares	Price per	Shares Purchased	Authorization
	Purchased	Share ($)	Under Program (1)	Remaining (1) ($)
	(thousands)		(thousands)	(millions)
February 1, 2009 - February 28, 2009	-	-	-	852
March 1, 2009 - April 4, 2009	-	-	-	852
April 5, 2009 - May 2, 2009	-	-	-	852
Total	-	-	-

_________________________

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

MACY'S, INC.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's stockholders was held on May 15, 2009.  The Company's stockholders voted on the following items at such meeting:

(a)        The stockholders approved the election of eleven Directors for a one-year term expiring at the 2010 Annual Meeting of the Company's stockholders.  The votes for such elections were as follows: Stephen F. Bollenbach - 365,754,137 votes in favor and 4,252,493 votes withheld; Deirdre P. Connelly - 364,976,523 votes in favor and 5,030,108 votes withheld; Meyer Feldberg - 343,205,717 votes in favor and 26,800,914 votes withheld; Sara Levinson - 344,941,915 votes in favor and 25,064,716 votes withheld; Terry J. Lundgren - 361,474,829 votes in favor and 8,531,802 votes withheld; Joseph A. Neubauer - 344,836,520 votes in favor and 25,170,111 votes withheld; Joseph A. Pichler - 344,876,651 votes in favor and 25,129,979 votes withheld; Joyce M. Roché - 364,793,732 votes in favor and 5,212,898 votes withheld; Karl M. von der Heyden - 344,767,093 votes in favor and 25,239,538 votes withheld; Craig E. Weatherup - 344,930,427 votes in favor and 25,076,204 votes withheld; and Marna C. Whittington - 363,608,973 votes in favor and 6,397,658 votes withheld.

(b)                The stockholders ratified the appointment of KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending January 30, 2010.  The votes for the ratification were 365,556,410, the votes against the ratification were 5,750,987 and the votes abstained were 699,233.  There were no broker non-votes.

(c)                The stockholders approved a proposal to approve the Macy's, Inc. 2009 Omnibus Incentive Compensation Plan.  The votes for approval were 267,515,709, the votes against the proposal were 69,017,720 and the votes abstained were 2,996,125.  There were 30,477,076 broker non-votes.

(d)                The stockholders approved a stockholder proposal regarding simple majority vote.  The votes for the proposal were 298,138,493, the votes against the proposal were 38,081,636 and the votes abstained were 3,310,285.  There were 30,476,216 broker non-votes.

(e)                The stockholders rejected a stockholder proposal regarding retention of equity compensation.  The votes against this proposal were 244,089,264, the votes for this proposal were 91,654,676 and the votes abstained were 3,786,475.  There were 30,476,215 broker non-votes.

MACY'S, INC.

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

●    competitive pressures from department and specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, and all other retail channels, including the Internet, mail-order catalogs and television;

●    general consumer-spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters;

●    conditions to, or changes in the timing of, proposed transactions and changes in expected synergies, cost savings and non-recurring charges;

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

(continued)

MACY'S, INC.

●    risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner or meet quality standards;

●    risks associated with the Company's reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes;

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

MACY'S, INC.

Item 6. Exhibits

10.1      Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 24, 2009).

10.2      Macy's, Inc. 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated April 1, 2009).

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

Dated: June 8, 2009

MACY'S, INC.

By:  /s/ Dennis J. Broderick

Name:  Dennis J. Broderick

Title:  Executive Vice President, General Counsel

          and Secretary

By:  /s/ Joel A. Belsky

Name:  Joel A. Belsky

Title:  Executive Vice President and Controller

           (Principal Accounting Officer)