Form 10-Q
period 2009-08-01
Macy's, Inc.
filed 2009-09-08
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-13536

Macy’s, Inc.

Incorporated in Delaware	I.R.S. Employer Identification No. 13-3324058

7 West Seventh Street

Cincinnati, Ohio 45202

(513) 579-7000

and

151 West 34th Street

New York, New York 10001

(212) 494-1602

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2009
Common Stock, $0.01 par value per share	420,523,244 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

Consolidated Statements of Operations

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net sales	$5,164	$5,718	$10,363	$11,465

Cost of sales	(3,021)	(3,346)	(6,240)	(6,873)

Gross margin	2,143	2,372	4,123	4,592

Selling, general and administrative expenses	(1,861)	(2,037)	(3,817)	(4,140)

Division consolidation costs	(34)	(26)	(172)	(113)

Asset impairment charges	–	(50)	–	(50)

Operating income	248	259	134	289

Interest expense	(141)	(147)	(284)	(289)

Interest income	2	9	4	15

Income (loss) before income taxes	109	121	(146)	15

Federal, state and local income tax (expense) benefit	(102)	(48)	65	(1)

Net income (loss)	$7	$73	$(81)	$14

Basic earnings (loss) per share	$.02	$.17	$(.19)	$.03

Diluted earnings (loss) per share	$.02	$.17	$(.19)	$.03

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	August 1, 2009	January 31, 2009	August 2, 2008
ASSETS:
Current Assets:
Cash and cash equivalents	$515	$1,306	$1,293
Receivables	401	439	341
Merchandise inventories	4,634	4,769	5,008
Income tax receivable	23	–	27
Supplies and prepaid expenses	231	226	243

Total Current Assets	5,804	6,740	6,912

Property and Equipment–net of accumulated depreciation and amortization of $5,957, $5,458 and $5,677	10,046	10,442	10,655
Goodwill	3,743	3,743	9,132
Other Intangible Assets–net	697	719	757
Other Assets	494	501	537

Total Assets	$20,784	$22,145	$27,993

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$92	$966	$1,616
Merchandise accounts payable	1,683	1,282	1,843
Accounts payable and accrued liabilities	2,071	2,628	2,251
Income taxes	–	28	–
Deferred income taxes	226	222	234

Total Current Liabilities	4,072	5,126	5,944

Long-Term Debt	8,632	8,733	8,761
Deferred Income Taxes	1,082	1,119	1,450
Other Liabilities	2,449	2,521	2,002
Shareholders’ Equity	4,549	4,646	9,836

Total Liabilities and Shareholders’ Equity	$20,784	$22,145	$27,993

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008
Cash flows from operating activities:
Net income (loss)	$(81)	$14
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	42	26
Division consolidation costs	172	113
Asset impairment charges	–	50
Depreciation and amortization	604	630
Amortization of financing costs and premium on acquired debt	(12)	(14)
Changes in assets and liabilities:
Decrease in receivables	40	109
Decrease in merchandise inventories	135	52
Increase in supplies and prepaid expenses	(5)	(25)
Increase in other assets not separately identified	(3)	–
Increase in merchandise accounts payable	379	437
Decrease in accounts payable and accrued liabilities not separately identified	(658)	(474)
Decrease in current income taxes	(51)	(371)
Increase (decrease) in deferred income taxes	(36)	20
Increase (decrease) in other liabilities not separately identified	(90)	25

Net cash provided by operating activities	436	592

Cash flows from investing activities:
Purchase of property and equipment	(150)	(284)
Capitalized software	(41)	(63)
Proceeds from hurricane insurance claims	–	13
Disposition of property and equipment	9	22

Net cash used by investing activities	(182)	(312)

(continued)

MACY’S, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(millions)

	26 Weeks Ended August 1, 2009	26 Weeks Ended August 2, 2008
Cash flows from financing activities:
Debt issued	–	650
Financing costs	–	(5)
Debt repaid	(958)	(9)
Dividends paid	(42)	(110)
Decrease in outstanding checks	(44)	(101)
Acquisition of treasury stock	(1)	(1)
Issuance of common stock	–	6

Net cash provided (used) by financing activities	(1,045)	430

Net increase (decrease) in cash and cash equivalents	(791)	710
Cash and cash equivalents at beginning of period	1,306	583

Cash and cash equivalents at end of period	$515	$1,293

Supplemental cash flow information:
Interest paid	$307	$306
Interest received	6	15
Income taxes paid (net of refunds received)	33	361

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies

Macy’s, Inc. and subsidiaries (the “Company”) is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods. The Company’s operations include more than 840 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.

A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2008 10-K”). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2008 10-K.

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

The Consolidated Financial Statements for the 13 and 26 weeks ended August 1, 2009 and August 2, 2008, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company. The Company has evaluated subsequent events through September 8, 2009, which was the date the financial statements were issued and filed with the Securities and Exchange Commission (“SEC”).

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 1, 2009 and August 2, 2008 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Certain Balance Sheet reclassifications were made to the prior fiscal year’s amounts to conform with the classifications of such amounts for the current fiscal year.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2 (“FSP 157-2”) which permitted a one-year deferral for the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective February 1, 2009, the Company adopted SFAS 157 for such nonfinancial assets and liabilities, which, for the Company, primarily consist of certain nonfinancial assets and liabilities accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The full adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which expands the annual disclosure requirements about plan assets for defined benefit pension plans and postretirement plans. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP 132(R)-1 is limited to the form and content of disclosures, and the Company does not anticipate that the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) and FASB Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2”) to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) to require disclosures of fair value of certain financial instruments in interim financial statements. Effective in the second fiscal quarter of 2009, the Company adopted FSP 157-4, FAS 115-2 and FSP 107-1 and, other than requirements limited to the form and content of disclosures, the adoption of these Staff Positions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 in the second fiscal quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162,” (“SFAS 168”), which establishes that the FASB Accounting Standards Codification (“Codification”) will be the sole source of authoritative nongovernmental accounting principles generally accepted in the United States of America. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, when all then existing non-SEC accounting standards will be superseded. The Company does not anticipate the adoption of this statement will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2.	Division Consolidation Costs

In 2008, the Company began a localization initiative called “My Macy’s.” This initiative is intended to strengthen local market focus and enhance selling service to enable the Company to both accelerate same-store sales growth and reduce expenses. To maximize the results from My Macy’s, the Company has taken action in certain markets that: concentrates more management talent in local markets, effectively reducing the “span of control” over local stores; creates new positions in the field to work with central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowers locally based executives to make more and better decisions. My Macy’s is expected to drive sales growth by improving knowledge at the local level and then acting quickly on that knowledge.

In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s was rolled out nationally to new local markets in 2009, the Company’s Macy’s branded stores have been reorganized into a unified operating structure, through additional division consolidations, to support the Macy’s business. Division central office organizations have been eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. The New York-based Macy’s Home Store and Macy’s Corporate Marketing divisions no longer exist as separate entities. Home Store functions have been integrated into the Macy’s national merchandising, merchandise planning, stores and marketing organizations. Macy’s Corporate Marketing has been integrated into the new unified marketing organization. The New York-based Macy’s Merchandising Group has been refocused solely on the design, development and marketing of the Macy’s family of private brands.

During the 13 and 26 weeks ended August 1, 2009, the Company recorded $34 million and $172 million, respectively, of costs and expenses associated with the division consolidation and localization initiative announced in February 2009, consisting primarily of severance costs and other human resource-related costs.

The following table shows for the 26 weeks ended August 1, 2009, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	January 31, 2009	Charged To Division Consolidation Costs	Payments	August 1, 2009
	(millions)
Severance costs	$30	$124	$(108)	$46

The Company expects to pay out the majority of these accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 30, 2010. Additionally, the Company paid out the $4 million of accrued severance costs established in connection with the store closings announced in January 2009, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets as of January 31, 2009, during the 13 weeks ended May 2, 2009.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In February 2008, the Company announced certain division consolidations in combination with My Macy’s. The Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division was renamed Macy’s Central.

During the 13 and 26 weeks ended August 2, 2008, the Company recorded $26 million and $113 million, respectively, of costs and expenses associated with the division consolidation and localization initiative announced in February 2008, consisting primarily of severance costs and other human resource-related costs.

The following table shows for the 26 weeks ended August 2, 2008, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2008:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	August 2, 2008
	(millions)
Severance costs	$–	$68	$(57)	$11

The Company paid out the accrued severance costs at August 2, 2008, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 31, 2009.

3.	Asset Impairment Charges

In connection with the annual impairment test of goodwill and indefinite lived intangible assets completed during the second quarter of 2008, management concluded that approximately $50 million of asset impairment charges for the 13 and 26 weeks ended August 2, 2008 were required in relation to indefinite lived acquired tradenames. As a result of the then-current operating performance and expectations regarding future operating performance of the Karen Scott and John Ashford private brand tradenames, it was determined that the carrying values exceeded the estimated fair values, which were based on discounted cash flows, by approximately $50 million.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	August 1, 2009			August 2, 2008
	Income		Shares	Income		Shares
	(millions, except per share figures)
Net income and average number of shares outstanding	$7		420.2	$73		420.0
Shares to be issued under deferred compensation plans			1.3			1.1

	$7		421.5	$73		421.1

Basic earnings per share		$.02			$.17

Effect of dilutive securities-stock options and restricted stock			0.6			1.0

	$7		422.1	$73		422.1

Diluted earnings per share		$.02			$.17

	26 Weeks Ended
	August 1, 2009			August 2, 2008
	Loss		Shares	Income		Shares
	(millions, except per share figures)
Net income (loss) and average number of shares outstanding	$(81)		420.2	$14		419.9
Shares to be issued under deferred compensation plans			1.3			1.1

	$(81)		421.5	$14		421.0

Basic earnings (loss) per share		$(.19)			$.03

Effect of dilutive securities-stock options and restricted stock			–			1.4

	$(81)		421.5	$14		422.4

Diluted earnings (loss) per share		$(.19)			$.03

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In addition to the stock options and restricted stock reflected in the foregoing tables, stock options to purchase 34.3 million shares of common stock at prices ranging from $11.32 to $46.15 per share, 179,000 shares of restricted stock and 2,887,000 shares of performance based restricted stock units were outstanding at August 1, 2009, and stock options to purchase 33.9 million shares of common stock at prices ranging from $21.25 to $46.15 and 419,000 shares of restricted stock were outstanding at August 2, 2008, but were not included in the computation of diluted earnings per share for the 13 weeks ended August 1, 2009 or the 13 or 26 weeks ended August 2, 2008 because their inclusion would have been antidilutive.

Stock options to purchase 40.3 million shares of common stock at prices ranging from $8.76 to $46.15 per share, 179,000 shares of restricted stock and 2,887,000 shares of performance based restricted stock units were outstanding at August 1, 2009, but were not included in the computation of diluted loss per share for the 26 weeks ended August 1, 2009 because, as a result of the Company’s net loss during this period, their inclusion would have been antidilutive.

5.	Benefit Plans

The Company has a funded defined benefit plan (“Pension Plan”) and a defined contribution plan, which cover substantially all employees who work 1,000 hours or more in a year. The Company also has an unfunded defined benefit supplementary retirement plan, which provides benefits, for certain employees, in excess of qualified plan limitations.

In addition, certain retired employees currently are provided with specified health care and life insurance benefits (“Postretirement Obligations”). Eligibility requirements for such benefits vary, but generally state that benefits are available to eligible employees who were hired prior to a certain date and retire after a certain age with specified years of service. Certain employees are subject to having such benefits modified or terminated.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(millions)
Pension Plan
Service cost	$22	$26	$44	$53
Interest cost	44	40	87	80
Expected return on assets	(47)	(48)	(93)	(95)
Recognition of net actuarial loss	–	2	–	3
Amortization of prior service cost	–	–	–	–

	$19	$20	$38	$41

Supplementary Retirement Plan
Service cost	$2	$2	$3	$3
Interest cost	11	10	22	20
Recognition of net actuarial loss	–	–	–	–
Amortization of prior service cost	(1)	(1)	(1)	(1)

	$12	$11	$24	$22

Postretirement Obligations
Service cost	$–	$–	$–	$–
Interest cost	5	6	10	11
Recognition of net actuarial (gain) loss	(1)	–	(3)	1
Amortization of prior service cost	–	–	–	–

	$4	$6	$7	$12

The Company made a voluntary funding contribution to the Pension Plan for the 2008 plan year of $60 million on August 28, 2009 and is considering making a voluntary funding contribution to the Pension Plan for the 2009 plan year of approximately $115 million to $190 million prior to January 30, 2010.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.	Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 26 weeks ended August 1, 2009 and August 2, 2008:

	August 1, 2009	August 2, 2008
	(millions)
Accumulated other comprehensive loss, at beginning of period	$(486)	$(182)
Unrealized gain (loss) on marketable securities, net of income tax effect of $3 million and $8 million	4	(12)
Post employment and postretirement benefit plans:
Recognition of net actuarial (gain) loss, net of income tax effect of $1 million and $1 million	(2)	3
Prior service cost, net of income tax effect of less than $1 million and less than $1 million	(1)	(1)

Accumulated other comprehensive loss, at end of period	$(485)	$(192)

7.	Fair Value Measurements

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis at August 1, 2009, in accordance with the fair value hierarchy set forth in SFAS 157:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
	(millions)
Marketable equity and debt securities	$81	$32	$49	$–

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments. The fair values of long-term debt, excluding capitalized leases, are estimated based on the quoted market prices for publicly traded debt or by using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The following table shows the estimated fair values of certain financial instruments of the Company at August 1, 2009:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$8,312	$8,603	$7,046

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually for possible impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May.

During the second quarter of fiscal 2009, the Company completed its annual impairment test of goodwill and indefinite lived intangible assets. The goodwill impairment testing process includes estimating the fair value of each reporting unit based on its estimated discounted cash flows and comparing the estimated fair value of each reporting unit to its carrying value. The goodwill impairment testing process involves the use of unobservable inputs (level 3) and significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and selling, general and administrative rates, capital expenditures, cash flows and the selection of an appropriate discount rate. Projected sales, gross margin and selling, general and administrative expense rate assumptions and estimated capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations.

Based on the results of the annual impairment test of goodwill and indefinite lived intangible assets, the Company determined that goodwill and indefinite lived intangible assets were not impaired as of May 30, 2009.

The use of different assumptions, estimates or judgments in the goodwill impairment testing process, including with respect to the estimated future cash flows of the Company’s reporting units, the discount rate used to discount such estimated cash flows to their net present value, and the reasonableness of the resultant implied control premium relative to the Company’s market capitalization, could materially increase or decrease the estimated fair value of a reporting unit and, accordingly, could impact the results of the annual impairment test.

8.	Legal Settlement

During 2008, the Company was subject to a wage and hour class action in California. The Company concluded that it was probable that a loss of approximately $25 million would be incurred to settle this legal matter and recorded an estimated amount of $23 million as part of selling, general and administrative expenses during the 26 weeks ended August 2, 2008 and an additional amount of $2 million during the 13 weeks ended November 1, 2008. The settlement of this legal matter has been finalized with court approval, and the Company paid the settlement amount of $25 million during the 13 weeks ended May 2, 2009.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

9.	Condensed Consolidating Financial Information

The senior notes and senior debentures of the Company, which constitute debt obligations of Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”), a wholly-owned subsidiary of Macy’s, Inc. (“Parent”), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, Leadville Insurance Company and Snowdin Insurance Company and, after its transfer to Parent on November 2, 2008, Macy’s Merchandising Group, Inc. and its subsidiary Macy’s Merchandising Group International, LLC. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer (including, prior to its transfer to Parent on November 2, 2008, Macy’s Merchandising Group, Inc. and its subsidiary Macy’s Merchandising Group International, LLC) are also reflected in “Other Subsidiaries.”

Condensed Consolidating Balance Sheets as of August 1, 2009, August 2, 2008 and January 31, 2009, the related Condensed Consolidating Statements of Operations for the 13 and 26 weeks ended August 1, 2009 and August 2, 2008, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended August 1, 2009 and August 2, 2008 are presented on the following pages.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of August 1, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$269	$58	$188	$–	$515
Receivables	–	47	354	–	401
Merchandise inventories	–	2,491	2,143	–	4,634
Supplies and prepaid expenses	–	98	133	–	231
Deferred income tax assets	–	–	17	(17)	–
Income tax receivable	146	–	–	(123)	23

Total Current Assets	415	2,694	2,835	(140)	5,804

Property and Equipment–net	–	5,651	4,395	–	10,046
Goodwill	–	3,315	428	–	3,743
Other Intangible Assets–net	–	232	465	–	697
Other Assets	4	135	355	–	494
Deferred Income Tax Assets	111	–	–	(111)	–
Intercompany Receivable	1,474	–	2,120	(3,594)	–
Investment in Subsidiaries	2,700	2,760	–	(5,460)	–

Total Assets	$4,704	$14,787	$10,598	$(9,305)	$20,784

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$89	$3	$–	$92
Merchandise accounts payable	–	857	826	–	1,683
Accounts payable and accrued liabilities	82	925	1,064	–	2,071
Income taxes	–	26	97	(123)	–
Deferred income taxes	9	234	–	(17)	226

Total Current Liabilities	91	2,131	1,990	(140)	4,072

Long-Term Debt	–	8,607	25	–	8,632
Intercompany Payable	–	3,594	–	(3,594)	–
Deferred Income Taxes	–	459	734	(111)	1,082
Other Liabilities	64	1,107	1,278	–	2,449
Shareholders’ Equity	4,549	(1,111)	6,571	(5,460)	4,549

Total Liabilities and Shareholders’ Equity	$4,704	$14,787	$10,598	$(9,305)	$20,784

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended August 1, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$–	$2,810	$3,522	$(1,168)	$5,164

Cost of sales	–	(1,688)	(2,485)	1,152	(3,021)

Gross margin	–	1,122	1,037	(16)	2,143

Selling, general and administrative expenses	(2)	(1,096)	(779)	16	(1,861)

Division consolidation costs	–	(11)	(23)	–	(34)

Operating income (loss)	(2)	15	235	–	248

Interest (expense) income, net
External	1	(140)	–	–	(139)
Intercompany	(1)	(38)	39	–	–

Equity in earnings of subsidiaries	8	23	–	(31)	–

Income (loss) before income taxes	6	(140)	274	(31)	109

Federal, state and local income tax benefit (expense)	1	(7)	(96)	–	(102)

Net income (loss)	$7	$(147)	$178	$(31)	$7

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended August 1, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$–	$5,620	$6,393	$(1,650)	$10,363

Cost of sales	–	(3,454)	(4,402)	1,616	(6,240)

Gross margin	–	2,166	1,991	(34)	4,123

Selling, general and administrative expenses	(4)	(2,203)	(1,644)	34	(3,817)

Division consolidation costs	–	(59)	(113)	–	(172)

Operating income (loss)	(4)	(96)	234	–	134

Interest (expense) income, net
External	2	(282)	–	–	(280)
Intercompany	(1)	(78)	79	–	–

Equity in losses of subsidiaries	(79)	(36)	–	115	–

Income (loss) before income taxes	(82)	(492)	313	115	(146)

Federal, state and local income tax benefit (expense)	1	181	(117)	–	65

Net income (loss)	$(81)	$(311)	$196	$115	$(81)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended August 1, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(81)	$(311)	$196	$115	$(81)
Division consolidation costs	–	59	113	–	172
Equity in losses of subsidiaries	79	36	–	(115)	–
Dividends received from subsidiaries	198	–	–	(198)	–
Depreciation and amortization	–	321	283	–	604
Increase in working capital	(45)	(52)	(63)	–	(160)
Other, net	6	4	(109)	–	(99)

Net cash provided by operating activities	157	57	420	(198)	436

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	–	(53)	(129)	–	(182)

Net cash used by investing activities	–	(53)	(129)	–	(182)

Cash flows from financing activities:
Debt repaid	–	(957)	(1)	–	(958)
Dividends paid	(42)	–	(198)	198	(42)
Intercompany activity, net	(853)	947	(94)	–	–
Other, net	(40)	(4)	(1)	–	(45)

Net cash used by financing activities	(935)	(14)	(294)	198	(1,045)

Net decrease in cash and cash equivalents	(778)	(10)	(3)	–	(791)
Cash and cash equivalents at beginning of period	1,047	68	191	–	1,306

Cash and cash equivalents at end of period	$269	$58	$188	$–	$515

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of August 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,065	$68	$160	$–	$1,293
Receivables	–	33	308	–	341
Merchandise inventories	–	2,578	2,430	–	5,008
Supplies and prepaid expenses	–	115	128	–	243
Income tax receivable	116	–	–	(89)	27

Total Current Assets	1,181	2,794	3,026	(89)	6,912

Property and Equipment–net	–	6,023	4,632	–	10,655
Goodwill	–	6,563	2,569	–	9,132
Other Intangible Assets–net	–	271	486	–	757
Other Assets	4	142	391	–	537
Deferred Income Tax Assets	111	–	–	(111)	–
Intercompany Receivable	304	–	1,211	(1,515)	–
Investment in Subsidiaries	8,411	4,907	–	(13,318)	–

Total Assets	$10,011	$20,700	$12,315	$(15,033)	$27,993

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$1,614	$2	$–	$1,616
Merchandise accounts payable	–	614	1,229	–	1,843
Accounts payable and accrued liabilities	113	1,211	927	–	2,251
Income taxes	–	27	62	(89)	–
Deferred income taxes	10	215	9	–	234

Total Current Liabilities	123	3,681	2,229	(89)	5,944

Long-Term Debt	–	8,733	28	–	8,761
Intercompany Payable	–	1,515	–	(1,515)	–
Deferred Income Taxes	–	1,118	443	(111)	1,450
Other Liabilities	52	880	1,070	–	2,002
Shareholders’ Equity	9,836	4,773	8,545	(13,318)	9,836

Total Liabilities and Shareholders’ Equity	$10,011	$20,700	$12,315	$(15,033)	$27,993

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended August 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$–	$3,073	$3,097	$(452)	$5,718

Cost of sales	–	(1,856)	(1,925)	435	(3,346)

Gross margin	–	1,217	1,172	(17)	2,372

Selling, general and administrative expenses	(1)	(1,142)	(911)	17	(2,037)

Division consolidation costs	–	(24)	(2)	–	(26)

Asset impairment charges	–	–	(50)	–	(50)

Operating income (loss)	(1)	51	209	–	259

Interest (expense) income, net
External	6	(146)	2	–	(138)
Intercompany	7	(41)	34	–	–

Equity in earnings of subsidiaries	67	85	–	(152)	–

Income (loss) before income taxes	79	(51)	245	(152)	121

Federal, state and local income tax benefit (expense)	(6)	49	(91)	–	(48)

Net income (loss)	$73	$(2)	$154	$(152)	$73

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended August 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$–	$6,132	$6,321	$(988)	$11,465

Cost of sales	–	(3,861)	(3,965)	953	(6,873)

Gross margin	–	2,271	2,356	(35)	4,592

Selling, general and administrative expenses	(3)	(2,310)	(1,862)	35	(4,140)

Division consolidation costs	–	(80)	(33)	–	(113)

Asset impairment charges	–	–	(50)	–	(50)

Operating income (loss)	(3)	(119)	411	–	289

Interest (expense) income, net
External	10	(287)	3	–	(274)
Intercompany	15	(83)	68	–	–

Equity in earnings of subsidiaries	(9)	102	–	(93)	–

Income (loss) before income taxes	13	(387)	482	(93)	15

Federal, state and local income tax benefit (expense)	1	159	(161)	–	(1)

Net income (loss)	$14	$(228)	$321	$(93)	$14

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended August 2, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$14	$(228)	$321	$(93)	$14
Division consolidation costs	–	80	33	–	113
Asset impairment charges	–	–	50	–	50
Equity in earnings of subsidiaries	9	(102)	–	93	–
Dividends received from subsidiaries	271	–	–	(271)	–
Depreciation and amortization	–	339	291	–	630
(Increase) decrease in working capital	(25)	37	(284)	–	(272)
Other, net	(97)	233	(79)	–	57

Net cash provided by operating activities	172	359	332	(271)	592

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	–	(34)	(278)	–	(312)

Net cash used by investing activities	–	(34)	(278)	–	(312)

Cash flows from financing activities:
Debt issued, net of debt repaid	–	642	(1)	–	641
Dividends paid	(110)	–	(271)	271	(110)
Issuance of common stock, net of common stock acquired	5	–	–	–	5
Intercompany activity, net	779	(968)	189	–	–
Other, net	(116)	(6)	16	–	(106)

Net cash provided (used) by financing activities	558	(332)	(67)	271	430

Net increase (decrease) in cash and cash equivalents	730	(7)	(13)	–	710
Cash and cash equivalents at beginning of period	335	75	173	–	583

Cash and cash equivalents at end of period	$1,065	$68	$160	$–	$1,293

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of January 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,047	$68	$191	$–	$1,306
Receivables	2	69	368	–	439
Merchandise inventories	–	2,593	2,176	–	4,769
Supplies and prepaid expenses	–	121	105	–	226
Income taxes	121	–	–	(121)	–
Deferred income tax assets	–	–	22	(22)	–

Total Current Assets	1,170	2,851	2,862	(143)	6,740

Property and Equipment–net	–	5,898	4,544	–	10,442
Goodwill	–	3,315	428	–	3,743
Other Intangible Assets–net	–	250	469	–	719
Other Assets	3	84	414	–	501
Deferred Income Tax Assets	119	–	–	(119)	–
Intercompany Receivable	541	–	2,090	(2,631)	–
Investment in Subsidiaries	3,030	2,791	–	(5,821)	–

Total Assets	$4,863	$15,189	$10,807	$(8,714)	$22,145

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$963	$3	$–	$966
Merchandise accounts payable	–	595	687	–	1,282
Accounts payable and accrued liabilities	143	1,336	1,149	–	2,628
Income taxes	–	23	126	(121)	28
Deferred income taxes	10	234	–	(22)	222

Total Current Liabilities	153	3,151	1,965	(143)	5,126
Long-Term Debt	–	8,706	27	–	8,733
Intercompany Payable	–	2,631	–	(2,631)	–
Deferred Income Taxes	–	363	875	(119)	1,119
Other Liabilities	64	1,139	1,318	–	2,521
Shareholders’ Equity	4,646	(801)	6,622	(5,821)	4,646

Total Liabilities and Shareholders’ Equity	$4,863	$15,189	$10,807	$(8,714)	$22,145

MACY’S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “second quarter of 2009” and “second quarter of 2008” are to the Company’s 13-week fiscal periods ended August 1, 2009 and August 2, 2008, respectively, and all references to “2009” and “2008” are to the Company’s 26-week fiscal periods ended August 1, 2009 and August 2, 2008, respectively.

The Company is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods. The Company’s operations include more than 840 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.

For the past several years, the Company has been focused on four key priorities for improving the business over the longer term: (i) differentiating and editing merchandise assortments; (ii) simplifying pricing; (iii) improving the overall shopping experience; and (iv) communicating better with customers through more brand focused and effective marketing.

In February 2008, the Company announced a new initiative intended to strengthen local market focus and enhance selling service expected to enable the Company to both accelerate same-store sales growth and reduce expense. The localization initiative, called “My Macy’s,” was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. To maximize the results from My Macy’s, the Company has taken action in certain markets that: concentrates more management talent in local markets, effectively reducing the “span of control” over local stores; creates new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowers locally based executives to make more and better decisions. In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division was renamed Macy’s Central. The savings from the division consolidation process, net of the amount invested in the localization initiative and increased store staffing levels, are expected to reduce selling, general and administrative (“SG&A”) expenses, as compared to expected levels absent the consolidation, by approximately $100 million per year, beginning in fiscal 2009. The partial-year benefit in SG&A expenses for fiscal 2008 was more than $60 million. Sales performance in 2009 was strongest in some of the initial My Macy’s markets.

MACY’S, INC.

In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s was rolled out nationally to new local markets in 2009, the Company’s Macy’s branded stores have been reorganized into a unified operating structure, through additional division consolidations, to support the Macy’s business. Division central office organizations have been eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. This is expected to reduce central office and administrative expense, eliminate duplication, sharpen execution, and help the Company to partner more effectively with its suppliers and business partners. The savings from the My Macy’s expansion announced in February 2009, net of the amount to be invested in the localization initiative, are expected to reduce SG&A expenses, as compared to expected levels absent the consolidation, by approximately $400 million per year, beginning in fiscal 2010. The partial-year benefit in SG&A expenses for fiscal 2009 is estimated at approximately $250 million. The Company anticipates incurring approximately $200 million of additional division consolidation costs related to the My Macy’s expansion in the remainder of fiscal 2009.

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

In recent periods, consumer spending levels have been adversely affected by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit. These conditions have reduced the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company. These conditions have also decreased projected future cash flows attributable to the Company’s operations, including projected future cash flows assumed in connection with the acquisition of The May Department Stores Company, resulting in the Company recording in the fourth quarter of 2008 a reduction in the carrying value of its goodwill as of January 31, 2009, and a related non-cash impairment charge, in the estimated amount of $5,382 million. The Company finalized its goodwill impairment testing as of January 31, 2009 during the first quarter of 2009 and completed its annual test for goodwill impairment as of May 30, 2009 during the second quarter of 2009, and, in connection therewith, determined that no additional adjustments to the carrying value of goodwill were necessary.

The effects of the factors and conditions described above may be experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to different types of merchandise that the Company offers for sale, or in relation to the Company’s Macy’s-branded and Bloomingdale’s-branded operations. All of these effects, however, ultimately affect the Company’s overall operations.

The Company cannot predict whether, when or the manner in which the economic conditions described above will change. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in 2009 for most of the Company’s operations and the Company as a whole will be down in the range of 7.0% to 7.5% from 2008 levels.

MACY’S, INC.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2008 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in “Forward-Looking Statements”) and in the 2008 10-K (particularly in “Risk Factors”).

Results of Operations

Comparison of the 13 Weeks Ended August 1, 2009 and August 2, 2008

Net income for the second quarter of 2009 was $7 million, compared to net income of $73 million in the second quarter of 2008. Net income for the second quarter of 2009 reflects lower net sales and includes the impact of $34 million of division consolidation costs. Net income for the second quarter of 2008 included the impact of $26 million of division consolidation costs and $50 million of asset impairment charges.

Net sales for the second quarter of 2009 totaled $5,164 million, compared to net sales of $5,718 million for the second quarter of 2008, a decrease of $554 million or 9.7%. On a comparable store basis, net sales for the second quarter of 2009 were down 9.5% compared to the second quarter of 2008. Sales from the Company’s Internet businesses in the second quarter of 2009 increased 9.4% compared to the second quarter of 2008 and positively affected the Company’s second quarter of 2009 comparable store sales by 0.5%. Geographically, sales in the second quarter of 2009 were strongest in the Midwest and in Texas, and the weakest performance was in California and the Southeast. By family of business, sales in the second quarter of 2009 were strongest in moderate apparel, housewares and cosmetics. Sales of the Company’s private label and exclusive brands were also strong in the second quarter of 2009. The weaker businesses during the quarter included furniture, mattresses and handbags. The Company calculates comparable store sales as sales from stores in operation throughout 2008 and 2009 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,021 million or 58.5% of net sales for the second quarter of 2009, compared to $3,346 million or 58.5% of net sales for the second quarter of 2008, a decrease of $325 million. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $1,861 million or 36.0% of net sales for the second quarter of 2009, compared to $2,037 million or 35.6% of net sales for the second quarter of 2008, a decrease of $176 million. The SG&A rate as a percent to sales was higher in the second quarter of 2009, compared to the second quarter of 2008, because of weaker sales. SG&A expenses in the second quarter of 2009 benefited from consolidation-related expense savings, a shift in advertising expense into the fourth quarter, lower workers’ compensation and general liability costs and lower selling costs as a result of lower sales, partially offset by higher stock-based compensation expense, higher medical costs and lower credit income.

Division consolidation costs associated with the My Macy’s initiative were $34 million for the second quarter of 2009, compared to $26 million for the second quarter of 2008, and consisted primarily of severance and other human resource-related costs.

MACY’S, INC.

Asset impairment charges for the second quarter of 2008 amounted to $50 million and related to indefinite lived private brand tradenames acquired in the May acquisition.

Net interest expense was $139 million for the second quarter of 2009 compared to $138 million for the second quarter of 2008, an increase of $1 million.

The Company’s effective income tax rate of 93.6% for the second quarter of 2009 and 39.3% for the second quarter of 2008 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations. On a quarterly basis, federal, state and local income taxes can vary significantly due to adjustments to reflect the Company’s current estimate of the effective tax rate for the fiscal year, which is currently estimated at approximately 45.0% for fiscal 2009, prior to giving effect to any tax settlements. Giving effect to tax settlements anticipated to occur during the remainder of fiscal 2009, the Company’s current estimate of the effective tax rate for fiscal 2009 is approximately 32.0%.

Comparison of the 26 Weeks Ended August 1, 2009 and August 2, 2008

The net loss for 2009 was $81 million, compared to net income of $14 million for 2008. The net loss for 2009 reflects lower net sales and includes the impact of $172 million of division consolidation costs. Net income for 2008 included the impact of $113 million of division consolidation costs and $50 million of asset impairment charges.

Net sales for 2009 totaled $10,363 million, compared to net sales of $11,465 million for 2008, a decrease of $1,102 million or 9.6%. On a comparable store basis, net sales for 2009 were down 9.3% compared to 2008. Sales from the Company’s Internet businesses in 2009 increased 12.7% compared to 2008 and positively affected the Company’s 2009 comparable store sales by 0.5%. Geographically, sales in 2009 were strongest in the Midwest and in Texas, and the weakest performance was in California and the Southeast. By family of business, sales in 2009 were strongest in moderate apparel, dresses, women’s suits, cosmetics, young men’s, and housewares. Sales of the Company’s private label and exclusive brands were also strong in 2009. The weaker businesses in 2009 included furniture, mattresses and handbags. The Company calculates comparable store sales as sales from stores in operation throughout 2008 and 2009 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $6,240 million or 60.2% of net sales for 2009, compared to $6,873 million or 60.0% of net sales for 2008, a decrease of $633 million. The cost of sales rate for 2009 reflects higher net markdowns as a percent of net sales intended to keep inventories current. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $3,817 million or 36.8% of net sales for 2009, compared to $4,140 million or 36.1% of net sales for 2008, a decrease of $323 million. The SG&A rate as a percent to sales was higher in 2009, compared to 2008, primarily because of weaker sales. SG&A expenses in 2009 benefited from consolidation-related expense savings, a shift in advertising expense into the fourth quarter, lower workers’ compensation and general liability costs and lower selling costs as a result of lower sales, partially offset by higher stock-based compensation expense, higher medical costs and lower credit income.

Division consolidation costs associated with the My Macy’s initiative were $172 million for 2009, compared to $113 million for 2008, and consisted primarily of severance and other human resource-related costs.

MACY’S, INC.

Asset impairment charges for 2008 amounted to $50 million and related to indefinite lived private brand tradenames acquired in the May acquisition.

Net interest expense was $280 million for 2009 compared to $274 million for 2008, an increase of $6 million. The increase in net interest expense for 2009, as compared to 2008, resulted primarily from a decrease in interest income due to lower rates on invested cash.

The Company’s effective income tax rate of 45.0% for 2009 and 3.7% for 2008 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the available credit facility described below.

Net cash provided by operating activities in 2009 was $436 million, compared to net cash provided by operating activities of $592 million in 2008. The decrease in cash flow from operating activities reflects the net loss in 2009 and net income in 2008 and a larger decrease in accounts payable and accrued liabilities not separately identified, partially offset by lower income taxes paid in 2009, compared to 2008.

Net cash used by investing activities was $182 million for 2009, compared to net cash used by investing activities of $312 million for 2008. Investing activities for 2009 include purchases of property and equipment totaling $150 million and capitalized software of $41 million, compared to purchases of property and equipment totaling $284 million and capitalized software of $63 million for 2008. During the first quarter of 2009, the Company opened one new Macy’s department store, and in August 2009, the Company opened two new Macy’s department stores and re-opened a Macy’s department store that had been damaged in 2008 by Hurricane Ike. During 2008, the Company opened two new Macy’s department stores. Cash flows from investing activities included $9 million and $22 million from the disposition of property and equipment for 2009 and 2008, respectively.

Net cash used by financing activities was $1,045 million for 2009, including the repayment of $958 million of debt, a decrease in outstanding checks of $44 million and the payment of $42 million of cash dividends. During 2009, the Company repurchased no shares of its common stock under its share repurchase program and anticipates no share repurchases under its share repurchase program for the remainder of fiscal 2009. Net cash provided by the Company from financing activities was $430 million for 2008, including debt issued of $650 million and the issuance of $6 million of common stock, primarily related to the exercise of stock options, partially offset by the repayment of $9 million of debt, cash dividends paid of $110 million and a decrease in outstanding checks of $101 million. The debt issued during 2008 was $650 million of 7.875% senior notes due 2015.

MACY’S, INC.

On February 10, 2009, the Company, through its wholly owned subsidiary, Macy’s Retail Holdings, Inc., completed a cash tender offer pursuant to which it purchased approximately $199 million of its outstanding 6.30% senior notes due April 1, 2009 (resulting in approximately $151 million of such notes remaining outstanding until they were paid at maturity on April 1, 2009) and approximately $481 million of its outstanding 4.80% senior notes due July 15, 2009 (resulting in approximately $119 million of such notes remaining outstanding until they were paid at maturity on July 15, 2009) for aggregate consideration, including accrued and unpaid interest, of approximately $686 million. By using cash on hand to repurchase and retire this debt early, the Company has reduced its interest expense in 2009 by approximately $7 million, net of expenses associated with the debt tender offer. As of the date of this report, the Company intends to fund current debt maturities with cash on hand and funds from operations, but would also have the ability to fund these debt maturities with borrowings under its credit agreement.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire August 30, 2012. As of and during the 26 weeks ended August 1, 2009, the Company had no borrowings outstanding under this agreement.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.90 (4.75 after October 2009 through October 2010 and then 4.50 thereafter). The Company’s leverage ratio at August 1, 2009 was 3.38 and its interest coverage ratio for the latest four quarters as of August 1, 2009 was 4.17.

The rate of interest payable in respect of $650 million in aggregate principal amount of the Company’s senior notes outstanding at August 1, 2009 was increased by 1 percent per annum effective in April 2009 as a result of a downgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding at August 1, 2009 could increase or decrease by up to 1 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

On August 21, 2009, the Company’s board of directors declared a regular quarterly dividend of 5 cents per share on its common stock, payable October 1, 2009, to shareholders of record at the close of business on September 15, 2009.

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

MACY’S, INC.

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

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of August 1, 2009, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

MACY’S, INC.

Item 1.	Legal Proceedings.

On January 11, 2006, Edward Decristofaro, an alleged former May stockholder, filed a purported class action lawsuit in the Circuit Court of St. Louis, Missouri on behalf of all former May stockholders against May and the former members of the board of directors of May. The complaint generally alleged that the directors of May breached their fiduciary duties of loyalty, due care, good faith and candor to May stockholders in connection with the Merger. The plaintiffs sought rescission of the Merger or an unspecified amount of rescissory damages and costs including attorneys’ fees and experts’ fees. In July 2007, the court denied the defendants’ motion to dismiss the lawsuit. On November 14, 2007, the plaintiff filed a motion for class certification, which the court denied on June 30, 2009. On July 20, 2009, the parties stipulated to a dismissal of the lawsuit with prejudice.

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

There have been no material changes to the Risk Factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 as filed with the SEC.

MACY’S, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the second quarter of 2009:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)

May 3, 2009 - May 30, 2009	1	8.00	–	852

May 31, 2009 - July 4, 2009	1	12.88	–	852

July 5, 2009 - August 1, 2009	72	10.69	–	852

Total	74	10.67	–

(1)	The Company’s board of directors initially approved a $500 million authorization to purchase common stock on January 27, 2000 and approved additional $500 million authorizations on each of August 25, 2000, May 18, 2001 and April 16, 2003, additional $750 million authorizations on each of February 27, 2004 and July 20, 2004, an additional authorization of $2,000 million on August 25, 2006 and an additional authorization of $4,000 million on February 26, 2007. All authorizations are cumulative and do not have an expiration date.

MACY’S, INC.

Item 5.	Other Information

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

•	adverse changes in relationships with vendors and other product and service providers;

•	risks related to currency and exchange rates and other capital market, economic and geopolitical conditions;

•	risks associated with severe weather and changes in weather patterns;

•	risks associated with an outbreak of an epidemic or pandemic disease;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities;

(continued)

MACY’S, INC.

•	risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards;

•	risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes;

•	risks related to duties, taxes, and other charges and quotas on imports; and

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

MACY’S, INC.

Item 6.	Exhibits

10.1+	Amendment and Restatement Agreement dated as of December 18, 2008, among Macy’s, Inc. (the “Company”), Macy’s Retail Holdings, Inc. (“Macy’s Retail”), the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent and paying agent, and Bank of America, N.A., as administrative agent, which includes as an exhibit the Amended and Restated Credit Agreement dated as of January 5, 2009, among the Company, Macy’s Retail, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as administrative agents, JPMorgan Chase Bank, N.A., as paying agent, and J. P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers.

10.2	Amended and Restated Guarantee Agreement, dated as of January 5, 2009, among the Company, Macy’s Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent.

10.3+	Purchase, Sale and Servicing Transfer Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Prime II Receivables Corporation (“Prime II”) and Citibank, N.A. (“Citibank”).

10.4+	Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank.

10.5+	Fourth Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 22, 2006, between the Company and Citibank.

10.6+	Credit Card Program Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Macy’s Credit and Customer Services, Inc. (“MCCS”) and Citibank.

10.7+	First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank.

10.8+	Second Amendment to Credit Card Program Agreement, dated May 19, 2006, among the Company, FDS Bank, MCCS, Macy’s West Stores, Inc. (formerly known as Macy’s Department Stores, Inc.) (“MWSI”), Bloomingdale’s, Inc. (“Bloomingdale’s”) and Department Stores National Bank (“DSNB”) and Citibank.

10.9+	Fourth Amendment to Credit Card Program Agreement, effective as of August 1, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB.

10.10+	Fifth Amendment to Credit Card Program Agreement, effective as of January 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB.

10.11+	Sixth Amendment to Credit Card Program Agreement, effective as of June 1, 2009, among the Company FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

(continued)

MACY’S, INC.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101*	The following financial statements from Macy’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009, filed on September 8, 2009, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MACY’S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY’S, INC.

Dated: September 8, 2009	By:	/s/ Dennis J. Broderick
	Name:	Dennis J. Broderick
	Title:	Executive Vice President, General Counsel
and Secretary

	By:	/s/ Joel A. Belsky
	Name:	Joel A. Belsky
	Title:	Executive Vice President and Controller
(Principal Accounting Officer)