Form 10-Q
period 2009-10-31
Macy's, Inc.
filed 2009-12-07
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 27, 2009
Common Stock, $0.01 par value per share	421,012,196 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

Consolidated Statements of Operations

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net sales	$5,277	$5,493	$15,640	$16,958

Cost of sales	(3,156)	(3,324)	(9,396)	(10,197)

Gross margin	2,121	2,169	6,244	6,761

Selling, general and administrative expenses	(2,033)	(2,085)	(5,850)	(6,225)

Division consolidation costs	(33)	(16)	(205)	(129)

Asset impairment charges	–	–	–	(50)

Operating income	55	68	189	357

Interest expense	(139)	(151)	(423)	(440)

Interest income	2	8	6	23

Loss before income taxes	(82)	(75)	(228)	(60)

Federal, state and local income tax benefit	47	31	112	30

Net loss	$(35)	$(44)	$(116)	$(30)

Basic loss per share	$(.08)	$(.10)	$(.27)	$(.07)

Diluted loss per share	$(.08)	$(.10)	$(.27)	$(.07)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	October 31, 2009	January 31, 2009	November 1, 2008
ASSETS:
Current Assets:
Cash and cash equivalents	$489	$1,306	$300
Receivables	374	439	367
Merchandise inventories	6,406	4,769	6,915
Income tax receivable	28	–	43
Supplies and prepaid expenses	216	226	246

Total Current Assets	7,513	6,740	7,871

Property and Equipment–net of accumulated depreciation and amortization of $6,232, $5,458 and $5,966	9,862	10,442	10,616
Goodwill	3,743	3,743	9,123
Other Intangible Assets–net	688	719	747
Other Assets	507	501	547

Total Assets	$22,313	$22,145	$28,904

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$92	$966	$1,086
Merchandise accounts payable	3,109	1,282	3,156
Accounts payable and accrued liabilities	2,359	2,628	2,531
Income taxes	–	28	–
Deferred income taxes	250	222	246

Total Current Liabilities	5,810	5,126	7,019
Long-Term Debt	8,618	8,733	8,748
Deferred Income Taxes	1,007	1,119	1,466
Other Liabilities	2,384	2,521	1,981
Shareholders’ Equity	4,494	4,646	9,690

Total Liabilities and Shareholders’ Equity	$22,313	$22,145	$28,904

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008
Cash flows from operating activities:
Net loss	$(116)	$(30)
Adjustments to reconcile net loss to net cash provided by operating activities:
Division consolidation costs	205	129
Asset impairment charges	–	50
Depreciation and amortization	905	950
Stock-based compensation expense	65	32
Amortization of financing costs and premium on acquired debt	(17)	(20)
Changes in assets and liabilities:
Decrease in receivables	68	84
Increase in merchandise inventories	(1,637)	(1,855)
(Increase) decrease in supplies and prepaid expenses	10	(28)
Increase in other assets not separately identified	(14)	–
Increase in merchandise accounts payable	1,691	1,633
Decrease in accounts payable and accrued liabilities not separately identified	(461)	(313)
Decrease in current income taxes	(56)	(343)
Increase (decrease) in deferred income taxes	(90)	8
Increase (decrease) in other liabilities not separately identified	(169)	20

Net cash provided by operating activities	384	317

Cash flows from investing activities:
Purchase of property and equipment	(238)	(546)
Capitalized software	(64)	(104)
Proceeds from hurricane insurance claims	17	19
Disposition of property and equipment	10	25

Net cash used by investing activities	(275)	(606)

(continued)

MACY’S, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(millions)

	39 Weeks Ended October 31, 2009	39 Weeks Ended November 1, 2008
Cash flows from financing activities:
Debt issued	–	770
Financing costs	–	(5)
Debt repaid	(964)	(663)
Dividends paid	(63)	(166)
Increase in outstanding checks	94	64
Acquisition of treasury stock	(1)	(1)
Issuance of common stock	8	7

Net cash provided (used) by financing activities	(926)	6

Net decrease in cash and cash equivalents	(817)	(283)
Cash and cash equivalents at beginning of period	1,306	583

Cash and cash equivalents at end of period	$489	$300

Supplemental cash flow information:
Interest paid	$432	$461
Interest received	8	23
Income taxes paid (net of refunds received)	39	322

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

The Consolidated Financial Statements for the 13 and 39 weeks ended October 31, 2009 and November 1, 2008, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company. The Company has evaluated subsequent events through December 7, 2009, which was the date the financial statements were issued and filed with the Securities and Exchange Commission (“SEC”).

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 31, 2009 and November 1, 2008 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Certain Balance Sheet reclassifications were made to the prior fiscal year’s amounts to conform with the classifications of such amounts for the current fiscal year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance related to fair value measurements and related disclosures. This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this guidance as it relates to financial assets and financial liabilities on February 3, 2008. However, the FASB deferred for one year the effective date of this guidance as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company adopted these remaining provisions on February 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In December 2008, the FASB issued new authoritative guidance related to Company sponsored defined benefit pension plans and postretirement plans, which expands the annual disclosure requirements about plan assets. This guidance is effective for fiscal years ending after December 15, 2009. The adoption of this guidance is limited to the form and content of disclosures, and the Company does not anticipate that the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new authoritative guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. The Company adopted this guidance in the second quarter of fiscal 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new authoritative guidance related to the accounting for and disclosures of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance in the second quarter of fiscal 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”), identified as the sole source of authoritative nongovernmental accounting principles generally accepted in the United States of America. The guidance in the Codification is effective for interim and annual periods ending after September 15, 2009, when all then existing non-SEC accounting standards were superseded. The adoption of the Codification did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new authoritative guidance related to the accounting and disclosures for transfers of financial assets. This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new authoritative guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued new authoritative guidance providing investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance is limited to the form and content of disclosures related to the Company sponsored defined benefit pension plan, and the Company does not anticipate that the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2.	Division Consolidation Costs

In 2008, the Company began a localization initiative called “My Macy’s.” This initiative is intended to strengthen local market focus and enhance selling service to enable the Company to both accelerate same-store sales growth and reduce expenses. To maximize the results from My Macy’s, the Company has taken action, initially in selected markets, that: concentrates more management talent in local markets, effectively reducing the “span of control” over local stores; creates new positions in the field to work with central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowers locally based executives to make more and better decisions. My Macy’s is expected to drive sales growth by improving knowledge at the local level and then acting quickly on that knowledge.

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

During the 13 and 39 weeks ended October 31, 2009, the Company recorded $33 million and $205 million, respectively, of costs and expenses associated with the division consolidation and localization initiative announced in February 2009, consisting primarily of severance costs and other human resource-related costs.

The following table shows for the 39 weeks ended October 31, 2009, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	January 31, 2009	Charged To Division Consolidation Costs	Payments	October 31, 2009
	(millions)
Severance costs	$30	$124	$(121)	$33

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

The following table shows for the 39 weeks ended November 1, 2008, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2008:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	November 1, 2008
	(millions)
Severance costs	$–	$68	$(63)	$5

The Company paid out the accrued severance costs at November 1, 2008, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to January 31, 2009.

3.	Asset Impairment Charges

In connection with the annual impairment test of goodwill and indefinite lived intangible assets completed during the second quarter of 2008, management concluded that approximately $50 million of asset impairment charges for the 39 weeks ended November 1, 2008 was required in relation to indefinite lived acquired tradenames. As a result of the then-current operating performance and expectations regarding future operating performance of the Karen Scott and John Ashford private brand tradenames, it was determined that the carrying values exceeded the estimated fair values, which were based on discounted cash flows, by approximately $50 million.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Loss Per Share

The following tables set forth the computation of basic and diluted loss per share:

	13 Weeks Ended
	October 31, 2009			November 1, 2008
	Loss		Shares	Loss		Shares
	(millions, except per share figures)
Net loss and average number of shares outstanding	$(35)		420.5	$(44)		420.1
Shares to be issued under deferred compensation plans			1.3			1.2

	$(35)		421.8	$(44)		421.3

Basic loss per share		$(.08)			$(.10)

Effect of dilutive securities-stock options and restricted stock			–			–

	$(35)		421.8	$(44)		421.3

Diluted loss per share		$(.08)			$(.10)

	39 Weeks Ended
	October 31, 2009			November 1, 2008
	Loss		Shares	Loss		Shares
	(millions, except per share figures)
Net loss and average number of shares outstanding	$(116)		420.3	$(30)		420.0
Shares to be issued under deferred compensation plans			1.3			1.1

	$(116)		421.6	$(30)		421.1

Basic loss per share		$(.27)			$(.07)

Effect of dilutive securities-stock options and restricted stock			–			–

	$(116)		421.6	$(30)		421.1

Diluted loss per share		$(.27)			$(.07)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Stock options to purchase 39.0 million shares of common stock at prices ranging from $8.76 to $46.15 per share, 179,000 shares of restricted stock and 2,900,000 shares of performance based restricted stock units were outstanding at October 31, 2009, but were not included in the computation of diluted loss per share for the 13 or 39 weeks ended October 31, 2009 because, as a result of the Company’s net loss during these periods, their inclusion would have been antidilutive.

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(millions)
Pension Plan
Service cost	$17	$20	$61	$73
Interest cost	43	39	130	119
Expected return on assets	(47)	(49)	(140)	(144)
Recognition of net actuarial loss	–	1	–	4
Amortization of prior service cost	(1)	–	(1)	–

	$12	$11	$50	$52

Supplementary Retirement Plan
Service cost	$–	$3	$3	$6
Interest cost	9	9	31	29
Recognition of net actuarial loss	–	–	–	–
Amortization of prior service cost	–	–	(1)	(1)

	$9	$12	$33	$34

Postretirement Obligations
Service cost	$–	$–	$–	$–
Interest cost	4	3	14	14
Recognition of net actuarial gain	(2)	(3)	(5)	(2)
Amortization of prior service cost	–	–	–	–

	$2	$–	$9	$12

During the 39 weeks ended October 31, 2009, the Company contributed approximately $146 million to the Pension Plan and, as previously disclosed, is considering making an additional contribution to the Pension Plan of approximately $150 million to $225 million prior to December 31, 2009.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.	Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 39 weeks ended October 31, 2009 and November 1, 2008:

	October 31, 2009	November 1, 2008
	(millions)
Accumulated other comprehensive loss, at beginning of period	$(486)	$(182)
Unrealized gain (loss) on marketable securities, net of income tax effect of $5 million and $11 million	8	(17)
Post employment and postretirement benefit plans:
Recognition of net actuarial (gain) loss, net of income tax effect of $2 million and $1 million	(3)	1
Prior service cost, net of income tax effect of $1 million and less than $1 million	(1)	(1)

Accumulated other comprehensive loss, at end of period	$(482)	$(199)

7.	Fair Value Measurements

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis at October 31, 2009:

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
		(millions)
Marketable equity and debt securities	$111	$39	$72	$–

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments. The fair values of long-term debt, excluding capitalized leases, are estimated based on the quoted market prices for publicly traded debt or by using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The following table shows the estimated fair values of certain financial instruments of the Company at October 31, 2009:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$8,308	$8,591	$7,716

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

8.	Legal Settlement

During 2008, the Company was subject to a wage and hour class action in California. The Company concluded that it was probable that a loss of approximately $25 million would be incurred to settle this legal matter and recorded an estimated amount of $25 million as part of selling, general and administrative expenses during the 39 weeks ended November 1, 2008, including $2 million during the 13 weeks ended November 1, 2008. The settlement of this legal matter has been finalized with court approval, and the Company paid the settlement amount of $25 million during the 13 weeks ended May 2, 2009.

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

Condensed Consolidating Balance Sheets as of October 31, 2009, November 1, 2008 and January 31, 2009, the related Condensed Consolidating Statements of Operations for the 13 and 39 weeks ended October 31, 2009 and November 1, 2008, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended October 31, 2009 and November 1, 2008 are presented on the following pages.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of October 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$286	$51	$152	$–	$489
Receivables	–	26	348	–	374
Merchandise inventories	–	3,483	2,923	–	6,406
Supplies and prepaid expenses	–	99	117	–	216
Deferred income tax assets	–	–	3	(3)	–
Income tax receivable	93	–	–	(65)	28

Total Current Assets	379	3,659	3,543	(68)	7,513

Property and Equipment–net	–	5,552	4,310	–	9,862
Goodwill	–	3,315	428	–	3,743
Other Intangible Assets–net	–	224	464	–	688
Other Assets	4	150	353	–	507
Deferred Income Tax Assets	22	–	–	(22)	–
Intercompany Receivable	1,698	–	2,421	(4,119)	–
Investment in Subsidiaries	2,564	2,730	–	(5,294)	–

Total Assets	$4,667	$15,630	$11,519	$(9,503)	$22,313

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$90	$2	$–	$92
Merchandise accounts payable	–	1,587	1,522	–	3,109
Accounts payable and accrued liabilities	127	970	1,262	–	2,359
Income taxes	–	14	51	(65)	–
Deferred income taxes	–	253	–	(3)	250

Total Current Liabilities	127	2,914	2,837	(68)	5,810

Long-Term Debt	–	8,594	24	–	8,618
Intercompany Payable	–	4,119	–	(4,119)	–
Deferred Income Taxes	–	227	802	(22)	1,007
Other Liabilities	46	1,104	1,234	–	2,384
Shareholders’ Equity (Deficit)	4,494	(1,328)	6,622	(5,294)	4,494

Total Liabilities and Shareholders’ Equity	$4,667	$15,630	$11,519	$(9,503)	$22,313

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended October 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$–	$2,865	$4,887	$(2,475)	$5,277

Cost of sales	–	(1,824)	(3,791)	2,459	(3,156)

Gross margin	–	1,041	1,096	(16)	2,121

Selling, general and administrative expenses	(3)	(1,150)	(896)	16	(2,033)

Division consolidation costs	–	(11)	(22)	–	(33)

Operating income (loss)	(3)	(120)	178	–	55

Interest (expense) income, net
External	–	(137)	–	–	(137)
Intercompany	–	(37)	37	–	–

Equity in losses of subsidiaries	(33)	(30)	–	63	–

Income (loss) before income taxes	(36)	(324)	215	63	(82)

Federal, state and local income tax benefit (expense)	1	104	(58)	–	47

Net income (loss)	$(35)	$(220)	$157	$63	$(35)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 39 Weeks Ended October 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$–	$8,485	$11,280	$(4,125)	$15,640

Cost of sales	–	(5,278)	(8,193)	4,075	(9,396)

Gross margin	–	3,207	3,087	(50)	6,244

Selling, general and administrative expenses	(7)	(3,353)	(2,540)	50	(5,850)

Division consolidation costs	–	(70)	(135)	–	(205)

Operating income (loss)	(7)	(216)	412	–	189

Interest (expense) income, net
External	2	(419)	–	–	(417)
Intercompany	(1)	(115)	116	–	–

Equity in losses of subsidiaries	(112)	(66)	–	178	–

Income (loss) before income taxes	(118)	(816)	528	178	(228)

Federal, state and local income tax benefit (expense)	2	285	(175)	–	112

Net income (loss)	$(116)	$(531)	$353	$178	$(116)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended October 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(116)	$(531)	$353	$178	$(116)
Division consolidation costs	–	70	135	–	205
Equity in losses of subsidiaries	112	66	–	(178)	–
Dividends received from subsidiaries	303	–	–	(303)	–
Depreciation and amortization	–	464	441	–	905
(Increase) decrease in working capital	30	(284)	(131)	–	(385)
Other, net	69	(228)	(66)	–	(225)

Net cash provided (used) by operating activities	398	(443)	732	(303)	384

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	–	(74)	(201)	–	(275)

Net cash used by investing activities	–	(74)	(201)	–	(275)

Cash flows from financing activities:
Debt repaid	–	(962)	(2)	–	(964)
Dividends paid	(63)	–	(303)	303	(63)
Issuance of common stock, net of common stock acquired	7	–	–	–	7
Intercompany activity, net	(1,066)	1,466	(400)	–	–
Other, net	(37)	(4)	135	–	94

Net cash provided (used) by financing activities	(1,159)	500	(570)	303	(926)

Net decrease in cash and cash equivalents	(761)	(17)	(39)	–	(817)
Cash and cash equivalents at beginning of period	1,047	68	191	–	1,306

Cash and cash equivalents at end of period	$286	$51	$152	$–	$489

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of November 1, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$59	$63	$178	$–	$300
Receivables	–	22	345	–	367
Merchandise inventories	–	3,688	3,227	–	6,915
Supplies and prepaid expenses	–	121	125	–	246
Income tax receivable	147	–	–	(104)	43

Total Current Assets	206	3,894	3,875	(104)	7,871

Property and Equipment–net	–	6,041	4,575	–	10,616
Goodwill	–	6,556	2,567	–	9,123
Other Intangible Assets–net	–	263	484	–	747
Other Assets	4	128	415	–	547
Deferred Income Tax Assets	105	–	–	(105)	–
Intercompany Receivable	1,375	–	1,681	(3,056)	–
Investment in Subsidiaries	8,277	4,950	–	(13,227)	–

Total Assets	$9,967	$21,832	$13,597	$(16,492)	$28,904

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$–	$1,084	$2	$–	$1,086
Merchandise accounts payable	–	1,200	1,956	–	3,156
Accounts payable and accrued liabilities	214	1,274	1,043	–	2,531
Income taxes	–	23	81	(104)	–
Deferred income taxes	9	219	18	–	246

Total Current Liabilities	223	3,800	3,100	(104)	7,019

Long-Term Debt	–	8,720	28	–	8,748
Intercompany Payable	–	3,056	–	(3,056)	–
Deferred Income Taxes	–	841	730	(105)	1,466
Other Liabilities	54	863	1,064	–	1,981
Shareholders’ Equity	9,690	4,552	8,675	(13,227)	9,690

Total Liabilities and Shareholders’ Equity	$9,967	$21,832	$13,597	$(16,492)	$28,904

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended November 1, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$–	$2,978	$3,130	$(615)	$5,493

Cost of sales	–	(1,973)	(1,948)	597	(3,324)

Gross margin	–	1,005	1,182	(18)	2,169

Selling, general and administrative expenses	(1)	(1,190)	(912)	18	(2,085)

Division consolidation costs	–	(13)	(3)	–	(16)

Operating income (loss)	(1)	(198)	267	–	68

Interest (expense) income, net
External	7	(150)	–	–	(143)
Intercompany	7	(41)	34	–	–

Equity in earnings of subsidiaries	(45)	45	–	–	–

Income (loss) before income taxes	(32)	(344)	301	–	(75)

Federal, state and local income tax benefit (expense)	(12)	129	(86)	–	31

Net income (loss)	$(44)	$(215)	$215	$–	$(44)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 39 Weeks Ended November 1, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$–	$9,110	$9,451	$(1,603)	$16,958

Cost of sales	–	(5,834)	(5,913)	1,550	(10,197)

Gross margin	–	3,276	3,538	(53)	6,761

Selling, general and administrative expenses	(4)	(3,500)	(2,774)	53	(6,225)

Division consolidation costs	–	(93)	(36)	–	(129)

Asset impairment charges	–	–	(50)	–	(50)

Operating income (loss)	(4)	(317)	678	–	357

Interest (expense) income, net
External	17	(437)	3	–	(417)
Intercompany	22	(124)	102	–	–

Equity in earnings of subsidiaries	(54)	147	–	(93)	–

Income (loss) before income taxes	(19)	(731)	783	(93)	(60)

Federal, state and local income tax benefit (expense)	(11)	288	(247)	–	30

Net income (loss)	$(30)	$(443)	$536	$(93)	$(30)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended November 1, 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(30)	$(443)	$536	$(93)	$(30)
Division consolidation costs	–	93	36	–	129
Asset impairment charges	–	–	50	–	50
Equity in earnings of subsidiaries	54	(147)	–	93	–
Dividends received from subsidiaries	353	–	–	(353)	–
Depreciation and amortization	–	511	439	–	950
Decrease in working capital	(183)	(428)	(211)	–	(822)
Other, net	(92)	(47)	179	–	40

Net cash provided (used) by operating activities	102	(461)	1,029	(353)	317

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	–	(186)	(420)	–	(606)

Net cash used by investing activities	–	(186)	(420)	–	(606)

Cash flows from financing activities:
Debt issued, net of debt repaid	–	109	(2)	–	107
Dividends paid	(166)	–	(353)	353	(166)
Issuance of common stock, net of common stock acquired	6	–	–	–	6
Intercompany activity, net	(276)	533	(257)	–	–
Other, net	58	(7)	8	–	59

Net cash provided (used) by financing activities	(378)	635	(604)	353	6

Net increase (decrease) in cash and cash equivalents	(276)	(12)	5	–	(283)
Cash and cash equivalents at beginning of period	335	75	173	–	583

Cash and cash equivalents at end of period	$59	$63	$178	$–	$300

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

(continued)

MACY’S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “third quarter of 2009” and “third quarter of 2008” are to the Company’s 13-week fiscal periods ended October 31, 2009 and November 1, 2008, respectively, and all references to “2009” and “2008” are to the Company’s 39-week fiscal periods ended October 31, 2009 and November 1, 2008, respectively.

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

In February 2008, the Company announced a new initiative intended to strengthen local market focus and enhance selling service expected to enable the Company to both accelerate same-store sales growth and reduce expense. The localization initiative, called “My Macy’s,” was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. To maximize the results from My Macy’s, the Company has taken action, initially in select markets, that: concentrates more management talent in local markets, effectively reducing the “span of control” over local stores; creates new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowers locally based executives to make more and better decisions. In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division was renamed Macy’s Central. The savings from the division consolidation process, net of the amount invested in the localization initiative and increased store staffing levels, are expected to reduce selling, general and administrative (“SG&A”) expenses, as compared to expected levels absent the consolidation, by approximately $100 million per year, beginning in fiscal 2009. The partial-year benefit in SG&A expenses for fiscal 2008 was more than $60 million. Sales performance in 2009 was strongest in some of the initial My Macy’s markets.

MACY’S, INC.

In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s was rolled out nationally to new local markets in 2009, the Company’s Macy’s branded stores have been reorganized into a unified operating structure, through additional division consolidations, to support the Macy’s business. Division central office organizations have been eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. This is expected to reduce central office and administrative expense, eliminate duplication, sharpen execution, and help the Company to partner more effectively with its suppliers and business partners. The savings from the division consolidation process announced in February 2009, net of the amount to be invested in the localization initiative, are expected to reduce SG&A expenses, as compared to expected levels absent the consolidation, by approximately $400 million per year, beginning in fiscal 2010. The partial-year benefit in SG&A expenses for fiscal 2009 is estimated at approximately $250 million. The Company expects to record approximately $165 million of additional restructuring costs in the remainder of fiscal 2009.

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

In recent periods, consumer spending levels have been adversely affected by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit. These conditions have reduced the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company. These conditions have also decreased projected future cash flows attributable to the Company’s operations, including projected future cash flows assumed in connection with the acquisition of The May Department Stores Company (“May”), resulting in the Company recording in the fourth quarter of 2008 a reduction in the carrying value of its goodwill, and a related non-cash impairment charge, in the estimated amount of $5,382 million. The Company finalized its goodwill impairment testing as of January 31, 2009 during the first quarter of 2009, and, in connection therewith, determined that no adjustment was necessary.

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

The Company cannot predict whether, when or the manner in which the economic conditions described above will change. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in the fiscal quarter ended January 30, 2010 for most of the Company’s operations and the Company as a whole will be down between 1.0% and 2.0% from 2008 levels and full-year 2009 comparable store sales will be down between 5.4% and 5.7% from 2008 levels.

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

Results of Operations

Comparison of the 13 Weeks Ended October 31, 2009 and November 1, 2008

The net loss for the third quarter of 2009 was $35 million, compared to the net loss of $44 million in the third quarter of 2008. The net loss for the third quarter of 2009 includes the impact of $33 million of division consolidation costs and the net loss for the third quarter of 2008 included the impact of $16 million of division consolidation costs.

Net sales for the third quarter of 2009 totaled $5,277 million, compared to net sales of $5,493 million for the third quarter of 2008, a decrease of $216 million or 3.9%. On a comparable store basis, net sales for the third quarter of 2009 were down 3.6% compared to the third quarter of 2008. Sales from the Company’s Internet businesses in the third quarter of 2009 increased 21.1% compared to the third quarter of 2008 and positively affected the Company’s third quarter of 2009 comparable store sales by 0.6%. Geographically, sales in the third quarter of 2009 were strongest in the Midwest, although improved performance was experienced throughout the Company. By family of business, sales in the third quarter of 2009 were strongest in moderate sportswear for both men and women, coats, shoes, home textiles, housewares and mattresses. Sales of the Company’s private label and exclusive brands also continued to be strong in the third quarter of 2009. The weaker businesses during the quarter included dresses, fragrances, men’s shoes, handbags and tabletop. The Company calculates comparable store sales as sales from stores in operation throughout 2008 and 2009 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,156 million or 59.8% of net sales for the third quarter of 2009, compared to $3,324 million or 60.5% of net sales for the third quarter of 2008, a decrease of $168 million. The cost of sales rate for the third quarter of 2009 benefited from an improving sales trend and lower inventory levels. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $2,033 million or 38.5% of net sales for the third quarter of 2009, compared to $2,085 million or 38.0% of net sales for the third quarter of 2008, a decrease of $52 million. The SG&A rate as a percent to sales was higher in the third quarter of 2009, as compared to the third quarter of 2008, because of weaker sales. SG&A expenses in the third quarter of 2009 benefited from consolidation-related expense savings, partially offset by higher stock based compensation expense, higher performance based incentive compensation expense and lower credit income.

Division consolidation costs associated with the My Macy’s initiative were $33 million for the third quarter of 2009, compared to $16 million for the third quarter of 2008, and consisted primarily of severance and other human resource-related costs.

MACY’S, INC.

Net interest expense was $137 million for the third quarter of 2009 compared to $143 million for the third quarter of 2008, a decrease of $6 million. This decrease resulted from a lower level of borrowings, partially offset by a decrease in interest income due to lower rates on invested cash.

The Company’s effective income tax rate of 57.0% for the third quarter of 2009 and 42.0% for the third quarter of 2008 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations. On a quarterly basis, federal, state and local income taxes can vary significantly due to adjustments to reflect the Company’s current estimate of the effective tax rate for the fiscal year, which is currently estimated at approximately 42.0% for fiscal 2009, prior to giving effect to any tax settlements. Giving effect to tax settlements that have occurred or that are anticipated to occur during the remainder of fiscal 2009, the Company’s current estimate of the effective tax rate for fiscal 2009 is approximately 34.0%.

Comparison of the 39 Weeks Ended October 31, 2009 and November 1, 2008

The net loss for 2009 was $116 million, compared to the net loss of $30 million for 2008. The net loss for 2009 reflects lower net sales as compared to 2008 and includes the impact of $205 million of division consolidation costs. The net loss for 2008 included the impact of $129 million of division consolidation costs and $50 million of asset impairment charges.

Net sales for 2009 totaled $15,640 million, compared to net sales of $16,958 million for 2008, a decrease of $1,318 million or 7.8%. On a comparable store basis, net sales for 2009 were down 7.5% compared to 2008. Sales from the Company’s Internet businesses in 2009 increased 15.6% compared to 2008 and positively affected the Company’s 2009 comparable store sales by 0.5%. Geographically, sales in 2009 were strongest in the Midwest. By family of business, sales in 2009 were strongest in moderate apparel, young men’s, home textiles and housewares. Sales of the Company’s private label and exclusive brands were also strong in 2009. The weaker businesses in 2009 included furniture, tabletop and handbags. The Company calculates comparable store sales as sales from stores in operation throughout 2008 and 2009 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $9,396 million or 60.1% of net sales for 2009, compared to $10,197 million or 60.1% of net sales for 2008, a decrease of $801 million. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $5,850 million or 37.4% of net sales for 2009, compared to $6,225 million or 36.7% of net sales for 2008, a decrease of $375 million. The SG&A rate as a percent to sales was higher in 2009, compared to 2008, primarily because of weaker sales. SG&A expenses in 2009 benefited from consolidation-related expense savings, lower workers’ compensation and general liability insurance costs and lower selling costs as a result of lower sales, partially offset by higher stock based compensation expense, higher performance based incentive compensation expense and lower credit income.

MACY’S, INC.

Division consolidation costs associated with the My Macy’s initiative were $205 million for 2009, compared to $129 million for 2008, and consisted primarily of severance and other human resource-related costs.

Asset impairment charges for 2008 amounted to $50 million and related to indefinite lived private brand tradenames acquired in the May acquisition.

Net interest expense was $417 million for 2009 and 2008. The decrease in interest expense for 2009, as compared to 2008, resulted from a lower level of borrowings and was offset by a decrease in interest income due to lower rates on invested cash.

The Company’s effective income tax rate of 49.3% for 2009 and 51.3% for 2008 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the available credit facility described below.

Net cash provided by operating activities in 2009 was $384 million, compared to net cash provided by operating activities of $317 million in 2008, reflecting a smaller increase in merchandise inventories in 2009 compared to 2008.

Net cash used by investing activities was $275 million for 2009, compared to net cash used by investing activities of $606 million for 2008. Investing activities for 2009 include purchases of property and equipment totaling $238 million and capitalized software of $64 million, compared to purchases of property and equipment totaling $546 million and capitalized software of $104 million for 2008. During 2009, the Company opened five new Macy’s department stores, re-opened two Macy’s department stores that had been damaged in 2008 by Hurricane Ike and also opened one Macy’s department store which is a replacement store. During 2008, the Company opened four new Macy’s department stores and one new Macy’s furniture gallery, and re-opened one Macy’s store that was previously closed from hurricane damage. Cash flows from investing activities also included $10 million and $25 million from the disposition of property and equipment for 2009 and 2008, respectively, and $17 million and $19 million of proceeds from hurricane insurance claims for 2009 and 2008, respectively.

MACY’S, INC.

Net cash used by financing activities was $926 million for 2009, including the repayment of $964 million of debt and the payment of $63 million of cash dividends, partially offset by an increase in outstanding checks of $94 million and the issuance of $8 million of common stock, primarily related to the exercise of stock options. During 2009, the Company repurchased no shares of its common stock under its share repurchase program and anticipates no share repurchases under its share repurchase program for the remainder of fiscal 2009. Net cash provided by the Company from financing activities was $6 million for 2008, including debt issued of $770 million, the issuance of $7 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $64 million, partially offset by the repayment of $663 million of debt and cash dividends paid of $166 million. The debt issued during 2008 was $650 million of 7.875% senior notes due 2015 and $120 million of outstanding borrowings under the Company’s credit agreement at November 1, 2008. The debt repaid during 2008 included $500 million of 6.625% senior notes due September 1, 2008 and $150 million of 5.95% notes due November 1, 2008.

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

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire August 30, 2012. As of and during the 39 weeks ended October 31, 2009, the Company had no borrowings outstanding under this agreement and the Company does not expect to borrow under this agreement during the remainder of fiscal 2009.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.90 (4.75 commencing January 30, 2010 through October 2010 and then 4.50 thereafter). The Company’s leverage ratio at October 31, 2009 was 3.38 and its interest coverage ratio for the latest four quarters as of October 31, 2009 was 4.21.

The rate of interest payable in respect of $650 million in aggregate principal amount of the Company’s senior notes outstanding at October 31, 2009 was increased by 1 percent per annum effective in April 2009 as a result of a downgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding at October 31, 2009 could increase or decrease by up to 1 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

MACY’S, INC.

On October 23, 2009, the Company’s board of directors declared a regular quarterly dividend of 5 cents per share on its common stock, payable January 4, 2010, to shareholders of record at the close of business on December 15, 2009.

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

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of October 31, 2009, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MACY’S, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the third quarter of 2009:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)

August 2, 2009 - August 29, 2009	–	–	–	852

August 30, 2009 - October 3, 2009	–	–	–	852

October 4, 2009 - October 31, 2009	–	–	–	852

Total	–	–	–

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

MACY’S, INC.

Item 6.	Exhibits

10.1	Executive Severance Plan. *

10.2	Change in Control Plan. *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101**	The following financial statements from Macy’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, filed on December 7, 2009, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Constitutes a compensatory plan or arrangement.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MACY’S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY’S, INC.

Dated: December 7, 2009	By:	/s/ Dennis J. Broderick
	Name:	Dennis J. Broderick
	Title:	Executive Vice President, General Counsel and Secretary

	By:	/s/ Joel A. Belsky
	Name:	Joel A. Belsky
	Title:	Executive Vice President and Controller (Principal Accounting Officer)