Form 10-K
period 2010-01-30
Macy's, Inc.
filed 2010-03-31
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number:
January 30, 2010	1-13536

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (August 1, 2009) was approximately $5,849,150,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2010
Common Stock, $0.01 par value per share	421,530,806 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2010 (Proxy Statement)	Part III

Explanatory Note

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company (“May”) by means of a merger of May with and into a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, May’s separate corporate existence terminated. Upon the completion of the Merger, the subsidiary was merged with and into the Company and its separate corporate existence terminated. On June 1, 2007, the Company changed its name from Federated Department Stores, Inc. to Macy’s, Inc. (“Macy’s”).

Unless the context requires otherwise (i) references herein to the “Company” are, for all periods prior to August 30, 2005 (the “Merger Date”), references to Macy’s and its subsidiaries and their respective predecessors, and for all periods following the Merger Date, references to Macy’s and its subsidiaries, including the acquired May entities, and (ii) references to “2009,” “2008,” “2007,” “2006” and “2005” are references to the Company’s fiscal years ended January 30, 2010, January 31, 2009, February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

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

•	adverse changes in relationships with vendors and other product and service providers;

•	risks related to currency, interest and exchange rates and other capital market, economic and geo-political conditions;

•	risks associated with severe weather, natural disasters and changes in weather patterns;

•	risks associated with an outbreak of an epidemic or pandemic disease;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities;

•	risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet the Company’s quality standards;

•

risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional health pandemics, and regional political and economic conditions;

•	risks related to duties, taxes, other charges and quotas on imports; and

•

risks associated with possible systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach.

In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as “Risk Factors” and “Special Considerations” in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those expressed in or implied by such forward-looking statements.

Item 1.	Business.

General. The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. On June 1, 2007, the Company changed its corporate name from Federated Department Stores, Inc. to Macy’s, Inc. and the Company’s shares began trading under the ticker symbol “M” on the New York Stock Exchange (“NYSE”).

On June 1, 2005, the Company and certain of its subsidiaries entered into a Purchase, Sale and Servicing Transfer Agreement (the “Purchase Agreement”) with Citibank, N.A. (together with its subsidiaries, as applicable, “Citibank”). The Purchase Agreement provided for, among other things, the purchase by Citibank of substantially all of (i) the credit card accounts and related receivables owned by FDS Bank, (ii) the “Macy’s” credit card accounts and related receivables owned by GE Money Bank, immediately upon the purchase by the Company of such accounts from GE Money Bank, and (iii) the proprietary credit card accounts and related receivables owned by May (collectively, the “Credit Assets”). In connection with the sale of these assets, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) with an initial term of ten years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank pursuant to the Purchase Agreement, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

On August 30, 2005, upon the completion of the Merger, the Company acquired May’s approximately 500 department stores and approximately 800 bridal and formalwear stores. Most of the acquired May department stores were converted to the Macy’s nameplate in September 2006, resulting in a national retailer with stores in almost all major markets. The operations of the acquired Lord & Taylor division and the bridal group (consisting of David’s Bridal, After Hours Formalwear and Priscilla of Boston) have been divested and are presented as discontinued operations. As of January 30, 2010, the operations of the Company included 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico under the names “Macy’s” and “Bloomingdale’s” as well as macys.com and bloomingdales.com.

During 2007, the Company conducted its operations through seven Macy’s divisions, together with its Bloomingdale’s division, macys.com division and bloomingdales.com division (which also operated Bloomingdale’s By Mail during 2007). In 2008, the Company announced a new localization initiative, called “My Macy’s,” which is intended to strengthen local market focus and enhance selling service. In combination with the My Macy’s initiative, the Company consolidated its Minneapolis-based Macy’s North organization into New York-based Macy’s East, its St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and its Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division was renamed Macy’s Central. During 2009, the Company reorganized its Macy’s branded stores into a unified operating structure, through additional division consolidations eliminating central office organizations in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. In conjunction with these division consolidations, the Company restructured the field organizations in these geographical areas to better localize product offerings and improve service levels.

Under the new structure, central buying, merchandising planning, stores senior management and marketing functions for both Macy’s and Bloomingdale’s branded operations are located primarily in New York. Corporate-related business functions, such as finance, human resources, law, property development and supply purchasing are located primarily in Cincinnati. Macy’s stores nationwide are grouped into 69 geographic districts that average ten to twelve stores each. The 69 Macy’s districts are grouped into eight regions.

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

For 2009, 2008 and 2007, the following merchandise constituted the following percentages of sales:

	2009	2008	2007
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	36%	36%	36%
Feminine Apparel	26	27	27
Men’s and Children’s	22	22	22
Home/Miscellaneous	16	15	15

	100%	100%	100%

In 2009, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

•

The Company’s bank subsidiary, FDS Bank, and its financial, administrative and credit services subsidiary, Macy’s Credit and Customer Service, Inc. (“MCCS”), provide credit processing, certain collections, customer service and credit marketing services in respect of all proprietary and non-proprietary credit card accounts that are owned either by Department Stores National Bank (“DSNB”), a subsidiary of Citibank, N.A., or FDS Bank and that constitute a part of the credit programs of the Company’s retail operations. In addition, MCCS provides payroll and benefits services to all of the Company’s operations.

•

Macy’s Systems and Technology, Inc. (“MST”), a wholly-owned indirect subsidiary of the Company, provides operational electronic data processing and management information services to all of the Company’s operations.

•

Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned direct subsidiary of the Company, is responsible for the design, development and marketing of Macy’s private label brands. Bloomingdale’s uses MMG for only a small portion of its private label merchandise. The Company believes that its private label merchandise further differentiates its merchandise assortments from those of its competitors and delivers exceptional value to its customers. The principal private label brands currently offered by Macy’s include Alfani, American Rag, Charter Club, Club Room, Epic Threads, first impressions, Giani Bernini, greendog, Holiday Lane, Hotel Collection, I-N-C, jenni by jennifer moore, John Ashford, JM Collection, Karen Scott, Martha Stewart Collection, Morgan Taylor, Style & Co., Tasso Elba, the cellar, Tools of the Trade, and Via Europa. The trademarks associated with all of the foregoing brands, other than the American Rag and Martha Stewart Collection brands, are owned by Macy’s. The American Rag and Martha Stewart Collection brands are owned by third parties, which license the trademarks associated with such brands to Macy’s pursuant to agreements which are presently scheduled to expire in 2050 and 2027, respectively.

•

Macy’s Logistics and Operations (“Macy’s Logistics”), a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services for the Company’s operations.

MMG also offers their services, either directly or indirectly, to unrelated third parties.

The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.

Employees. As of January 30, 2010, the Company had approximately 161,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of January 30, 2010 were represented by unions. Management considers its relations with its employees to be satisfactory.

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

Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2009. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

Competition. The retailing industry is intensely competitive. The Company’s stores and direct-to-customer business operations compete with many retailing formats in the geographic areas in which they operate, including department stores, specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets, among others. The retailers with which the Company competes include Bed Bath & Beyond, Belk, Bon Ton, Burlington Coat Factory, Dillard’s, Gap, J.C. Penney, Kohl’s, Limited, Lord & Taylor, Neiman Marcus, Nordstrom, Saks, Sears, Target, TJ Maxx and Wal-Mart. The Company seeks to attract customers by offering superior selections, obvious value, and distinctive marketing in stores that are located in premier locations, and by providing an exciting shopping environment and superior service through a multi-channel experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

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

Executive Officers of the Registrant.

The following table sets forth certain information as of March 19, 2010 regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	57	Chairman of the Board; President and Chief Executive Officer; Director
Thomas G. Cody	68	Vice Chair
Janet E. Grove	59	Vice Chair
Susan D. Kronick	58	Vice Chair
Timothy M. Adams	55	Chief Private Brand Officer
Thomas L. Cole	61	Chief Administrative Officer
Jeffrey Gennette	48	Chief Merchandising Officer
Julie Greiner	56	Chief Merchandise Planning Officer
Karen M. Hoguet	53	Chief Financial Officer
Ronald Klein	60	Chief Stores Officer
Peter Sachse	52	Chief Marketing Officer
Mark S. Cosby	51	President – Stores
Dennis J. Broderick	61	Executive Vice President, General Counsel and Secretary
Joel A. Belsky	56	Executive Vice President and Controller

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

Thomas G. Cody has been Vice Chair of the Company since February 2009 responsible for corporate governance and board of directors issues and non-marketing-based philanthropy; prior thereto he served as Vice Chair, Legal, Human Resources, Internal Audit and External Affairs of the Company from February 2003 to February 2009. Mr. Cody served as the Executive Vice President, Legal and Human Resources, of the Company from May 1988 to February 2003. Mr. Cody retired from the Company on March 31, 2010.

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

Susan D. Kronick has been Vice Chair of the Company since February 2009 overseeing Bloomingdale’s, co-leading the My Macy’s integration and expansion, and facilitating the transition of stores, merchandising and planning functions under the new Macy’s organization structure; prior thereto she served as Vice Chair, Department Store Divisions of the Company since February 2003. Ms. Kronick served as Group President, Regional Department Stores of the Company from April 2001 to February 2003; and prior thereto as Chairman and Chief Executive Officer of Macy’s Florida from June 1997 to February 2003. Ms. Kronick retired from the Company on March 31, 2010.

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

Dennis J. Broderick has been Secretary of the Company since July 1993 and Executive Vice President and General Counsel of the Company since May 2009; prior thereto he served as Senior Vice President and General Counsel of the Company from January 1990 to April 2009.

Joel A. Belsky has been Executive Vice President and Controller of the Company since May 2009; prior thereto he served as Vice President and Controller of the Company from October 1996 through April 2009.

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

Increases in the cost of employee benefits could impact the Company’s financial results and cash flow.

The Company’s expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could impact the Company’s financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. The Company is not able at this time to determine the impact that healthcare reform could have on the Company-sponsored medical plans.

Inability to access capital markets could adversely affect the Company’s business or financial condition.

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

The Company’s advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,087 million for 2009. The Company’s business depends on high customer traffic in its stores and effective marketing. The Company has many initiatives in this area, and often changes its advertising and marketing programs. There can be no assurance as to the Company’s continued ability to effectively execute its advertising and marketing programs, and any failure to do so could have a material adverse effect on the Company’s business and results of operations.

The benefits expected to be realized from the expansion of the Company’s market localization initiatives and the changes to its operating structure are subject to various risks.

The Company’s success in fully realizing the anticipated benefits from the expansion of its market localization initiatives and the changes to its operating structure will depend in large part on achieving anticipated cost savings, business opportunities and growth prospects. The Company’s ability to benefit from expanded market localization initiatives and the changes to its operating structure is subject to both the risks affecting the Company’s business generally and the inherent difficulties associated with implementing these initiatives. The failure of the Company to fully realize the benefits expected to result from these initiatives could have a material adverse effect on the Company’s business and results of operations.

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

The Company is subject to various federal, state and local laws, rules, regulations and initiatives, including laws and regulations with respect to the credit card industry (including the Credit Card Act of 2009), which may change from time to time. In addition, the Company is regularly involved in various litigation matters that arise in the ordinary course of its business. Litigation or regulatory developments could adversely affect the Company’s business and financial condition.

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

The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 30, 2010, the operations of the Company included 850 retail stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 154,500,000 square feet. Of such stores, 469 were owned, 264 were leased and 117 stores were operated under arrangements where the Company owned the building and leased the land. Substantially all owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.

Additional information about the Company’s stores and warehouses, distribution and fulfillment centers (“DC’s”) as of January 30, 2010 is as follows:

Geographic Region	Total Stores	Owned Stores	Leased Stores	Stores Subject to a Ground Lease	Total DC’s	Owned DC’s
Mid-Atlantic	106	55	32	19	3	2
North	67	51	13	3	1	1
Northeast	118	62	47	9	2	2
Northwest	139	52	69	18	4	1
Southeast	119	80	17	22	4	3
Southwest	131	56	49	26	4	4
Midwest	105	61	28	16	2	2
South Central	65	52	9	4	1	1

	850	469	264	117	21	16

The eight geographic regions detailed in the foregoing table are based on the Company’s Macy’s branded operational structure.

The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States. Store count activity was as follows:

	2009	2008	2007
Store count at beginning of fiscal year	847	853	858
New stores opened and other expansions	9	11	13
Stores closed	(6)	(17)	(18)

Store count at end of fiscal year	850	847	853

Item 3.	Legal Proceedings.

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

The Company and its subsidiaries are also involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Common Stock is listed on the NYSE under the trading symbol “M.” As of January 30, 2010, the Company had approximately 24,400 stockholders of record. The following table sets forth for each fiscal quarter during 2009 and 2008 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared each fiscal quarter on each share of Common Stock.

	2009			2008
	Low	High	Dividend	Low	High	Dividend
1st Quarter	6.27	14.09	0.0500	21.01	28.47	0.1300
2nd Quarter	10.27	15.29	0.0500	14.33	26.30	0.1325
3rd Quarter	13.58	20.84	0.0500	7.65	22.96	0.1325
4th Quarter	15.39	19.77	0.0500	5.07	12.47	0.1325

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.

The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2009.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
November 1, 2009 – November 28, 2009	0	0	0	852
November 29, 2009 – January 2, 2010	0	0	0	852
January 3, 2010 – January 30, 2010	0	0	0	852

	0	0	0

(1)	Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of January 30, 2010, $852 million of authorization remained unused. Although the Company has not made any purchases of Common Stock since February 1, 2008 and currently does not intend to make any such purchases in 2010, it may resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Retail Department Store Index for the period from January 28, 2005 through January 29, 2010, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the S&P Retail Department Store Index are Dillard’s, Macy’s, J.C. Penney, Kohl’s, Nordstrom and Sears, as well as May for the periods of January 28, 2005 to August 29, 2005.

Item 6.	Selected Financial Data.

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2009	2008	2007	2006*	2005**
	(millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$23,489	$24,892	$26,313	$26,970	$22,390
Cost of sales	(13,973)	(15,009)	(15,677)	(16,019)	(13,272)
Inventory valuation adjustments – May integration	0	0	0	(178)	(25)

Gross margin	9,516	9,883	10,636	10,773	9,093
Selling, general and administrative expenses	(8,062)	(8,481)	(8,554)	(8,678)	(6,980)
Division consolidation costs and store closing related costs	(276)	(187)	0	0	0
Asset impairment charges	(115)	(211)	0	0	0
Goodwill impairment charges	0	(5,382)	0	0	0
May integration costs	0	0	(219)	(450)	(169)
Gains on sale of accounts receivable	0	0	0	191	480

Operating income (loss)	1,063	(4,378)	1,863	1,836	2,424
Interest expense (a)	(562)	(588)	(579)	(451)	(422)
Interest income	6	28	36	61	42

Income (loss) from continuing operations before income taxes	507	(4,938)	1,320	1,446	2,044
Federal, state and local income tax benefit (expense)	(157)	135	(411)	(458)	(671)

Income (loss) from continuing operations	350	(4,803)	909	988	1,373
Discontinued operations, net of income taxes (b)	0	0	(16)	7	33

Net income (loss)	$350	$(4,803)	$893	$995	$1,406

Basic earnings (loss) per share: (c)
Income (loss) from continuing operations	$.83	$(11.40)	$2.04	$1.83	$3.22
Net income (loss)	.83	(11.40)	2.00	1.84	3.30
Diluted earnings (loss) per share: (c)
Income (loss) from continuing operations	$.83	$(11.40)	$2.01	$1.80	$3.16
Net income (loss)	.83	(11.40)	1.97	1.81	3.24
Average number of shares outstanding (c)	420.4	420.0	445.6	539.0	425.2
Cash dividends paid per share (c)	$.2000	$.5275	$.5175	$.5075	$.385
Depreciation and amortization	$1,210	$1,278	$1,304	$1,265	$976
Capital expenditures	$460	$897	$1,105	$1,392	$656
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,686	$1,385	$676	$1,294	$360
Total assets	21,300	22,145	27,789	29,550	33,168
Short-term debt	242	966	666	650	1,323
Long-term debt	8,456	8,733	9,087	7,847	8,860
Shareholders’ equity	4,701	4,646	9,907	12,254	13,519

*	53 weeks
**	The May Department Stores Company was acquired August 30, 2005 and the results of the acquired operations have been included in the Company’s results of operations from the date of the acquisition.
(a)	Interest expense includes a gain of approximately $54 million in 2006 related to the completion of a debt tender offer.
(b)	Discontinued operations include (1) for 2007, the after-tax results of the After Hours Formalwear business, including an after-tax loss of $7 million on the disposal of After Hours Formalwear, (2) for 2006, the after-tax results of operations of the Lord & Taylor division and the Bridal Group division (including David’s Bridal, After Hours Formalwear, and Priscilla of Boston), including after-tax losses of $38 million and $18 million on the disposals of the Lord & Taylor division and the David’s Bridal and Priscilla of Boston businesses, respectively, and (3) for 2005, the after-tax results of operations of the Lord & Taylor division and the Bridal Group division.
(c)	Share and per share amounts have been adjusted as appropriate to reflect the two-for-one stock-split effected in the form of a stock dividend distributed on June 9, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 30, 2010, the Company’s operations were conducted through four retail operating divisions – Macy’s, macys.com, Bloomingdale’s, and bloomingdales.com – which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”

The Company continues to be focused on four key priorities for improving the business over the longer term: (i) differentiating merchandise assortments and tailoring them to local tastes; (ii) delivering obvious value; (iii) improving the overall shopping environment; and (iv) enhancing customer engagement, loyalty and traffic through more brand focused and effective marketing.

On August 30, 2005, the Company completed the acquisition of The May Department Stores Company (“May”) by means of a merger of May with and into a wholly-owned subsidiary of the Company (the “Merger”). The Company added about 400 Macy’s locations nationwide in 2006 as it converted the regional department store nameplates acquired through the Merger. In connection with the conversion process, the Company identified certain store locations and distribution center facilities to be divested, and also announced its intention to dispose of the acquired Lord & Taylor division and the acquired bridal group business, which included the operations of David’s Bridal, After Hours Formalwear and Priscilla of Boston. The sale of the Lord & Taylor division was completed in October 2006, the sale of David’s Bridal and Priscilla of Boston was completed in January 2007 and the sale of After Hours Formalwear was completed in April 2007. As a result of the Company’s disposition of the Lord & Taylor division and bridal group businesses, these businesses were reported as discontinued operations. Unless otherwise indicated, the following discussion relates to the Company’s continuing operations.

In February 2008, the Company announced a new initiative to strengthen local market focus and enhance selling service in an effort to both accelerate same-store sales growth and reduce expense. The localization initiative, called “My Macy’s,” was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. To maximize the results from My Macy’s, the Company has taken action in certain markets that: concentrate more management talent in local markets, effectively reducing the “span of control” over local stores; create new positions in the field to work with division planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empower locally based executives to make more and better decisions. In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division was renamed Macy’s Central. Sales performance in 2009 was strongest in the initial My Macy’s markets.

In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s was rolled out nationally to new local markets, the Company’s Macy’s branded stores have been reorganized into a unified operating structure to support the Macy’s business. Division central office organizations have been eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. This has reduced central office and administrative expense, eliminated duplication, sharpened execution, and helped the Company to partner more effectively with its suppliers and business partners.

The savings from the division consolidation process, net of the amount to be invested in the My Macy’s localization initiatives, have reduced, and are expected to continue to reduce, selling, general and administrative

(“SG&A”) expenses, as compared to expected levels absent the consolidations. The savings from the division consolidation process announced in February 2008, net of the amount to be invested in the My Macy’s localization initiative, are expected to reduce SG&A expenses, as compared to expected levels absent the consolidation, by approximately $100 million per year. The partial year benefit in SG&A expenses for 2008 was more than $60 million. The savings from the division consolidation process announced in February 2009, net of the amount to be invested in the My Macy’s localization expansion, are expected to reduce SG&A expenses, as compared to expected levels absent the consolidation, by approximately $400 million per year, beginning in 2010. The total benefit to SG&A expenses for 2009 from the division consolidation processes announced in 2008 and 2009 was more than $350 million.

During 2008, the Company incurred approximately $146 million of costs and expenses associated with the division consolidations announced in February 2008 and approximately $30 million of costs and expenses associated with the division consolidations announced in February 2009, consisting primarily of severance and other human resource-related costs. During 2009, the Company incurred approximately $270 million of costs and expenses associated with the division consolidations announced in February 2009, consisting primarily of severance and other human resource-related costs.

During January 2010, the Company announced plans to launch a new Bloomingdale’s Outlet store concept in 2010, consisting of four Bloomingdale’s Outlet stores, each with approximately 25,000 square feet, to open prior to the Christmas season of 2010. Additional Bloomingdale’s Outlet stores are expected to roll out to selected locations across the country in 2011 and beyond. Bloomingdale’s Outlet stores will offer a range of apparel and accessories, including women’s ready-to-wear, men’s children’s, women’s shoes, fashion accessories, jewelry, handbags and intimate apparel.

Additionally, in February 2010, Bloomingdale’s opened in Dubai, United Arab Emirates under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.

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

In recent periods, consumer spending levels have been adversely affected by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit. These conditions adversely affected, and to varying degrees continue to adversely affect, the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company. These conditions also adversely affected the projected future cash flows attributable to the Company’s operations, including the projected future cash flows assumed in connection with the acquisition of May, resulting in the Company recording in the fourth quarter of 2008 a reduction in the carrying value of its goodwill, and a related non-cash impairment charge, in the amount of $5,382 million.

The effects of the factors and conditions described above have been, and may continue to be experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to the Company’s Macy’s-branded and Bloomingdale’s-branded operations. All of these effects, however, ultimately affect the Company’s overall operations.

The Company cannot predict whether, when or the manner in which the economic conditions described above will change. Based on its assessment of current and anticipated market conditions and its most recent fourth quarter performance, the Company is assuming that its comparable store sales in 2010 will increase in the range of 1% to 2% from 2009 levels.

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

Results of Operations

Comparison of the 52 Weeks Ended January 30, 2010 and January 31, 2009. Net income for 2009 was $350 million, compared to the net loss of $4,803 million for 2008. The net income for 2009 includes the impact of $276 million of division consolidation costs and store closing-related costs and $115 million of asset impairment charges. The net loss for 2008 included the impact of $5,382 million of goodwill impairment charges, $187 million of division consolidation costs and store closing-related costs and $211 million of asset impairment charges.

Net sales for 2009 totaled $23,489 million, compared to net sales of $24,892 million for 2008, a decrease of $1,403 million or 5.6%. On a comparable store basis, net sales for 2009 were down 5.3% compared to 2008. Sales from the Company’s Internet businesses in 2009 increased 19.6% compared to 2008 and positively affected the Company’s 2009 comparable store sales by 0.6%. The Company has realized continued success in the My Macy’s localization strategy. Geographically, sales in 2009 were strong in the Midwest and weaker in Florida and California. By family of business, sales in 2009 were strongest in moderate apparel, updated better women’s sportswear, women’s shoes, outerwear, jewelry and watches, housewares, home textiles and mattresses. Sales of the Company’s private label brands continued to be strong and represented approximately 19% of net sales in the Macy’s-branded stores in 2009. The weaker businesses during 2009 included traditional better women’s sportswear, men’s suits, handbags, fragrances, fine china and crystal and furniture. The Company calculates comparable store sales as net sales from stores in operation throughout 2008 and 2009 and all net Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $13,973 million or 59.5% of net sales for 2009, compared to $15,009 million or 60.3% of net sales for 2008, a decrease of $1,036 million. The improved cost of sales rate reflects the benefit of good inventory management throughout 2009. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $8,062 million or 34.3% of net sales for 2009, compared to $8,481 million or 34.1% of net sales for 2008, a decrease of $419 million. The SG&A rate as a percent of net sales was higher in 2009, as compared to 2008, primarily because of weaker sales. SG&A expenses in 2009 benefited from consolidation-related expense savings, lower depreciation and amortization expenses, lower workers’ compensation and general liability insurance costs and lower advertising expenses, partially offset by higher stock-based compensation expenses, higher performance based incentive compensation expense, lower income from credit operations and higher costs in support of the Company’s multi-channel operations. Depreciation and amortization expense was $1,210 million for 2009, compared to $1,278 million for 2008. Workers’ compensation and general liability insurance costs were $124 million for 2009, compared to $164 million for 2008. Stock-based compensation expense was $76 million for 2009, compared to $43 million for 2008. Pension and supplementary retirement plan expense amounted to $110 million for 2009, compared to $114 million for 2008. Income from credit operations was $323 million in 2009 as compared to $372 million in 2008. Advertising expense, net of cooperative advertising allowances, was $1,087 million for 2009 compared to $1,239 million for 2008.

Division consolidation costs and store closing-related costs for 2009 amounted to $276 million and included $270 million of costs and expenses associated with the division consolidation and localization initiatives announced in February 2009, primarily severance and other human resource-related costs, and $6 million of costs and expenses related to the store closings announced in January 2010.

Division consolidation costs and store closing-related costs for 2008 amounted to $187 million and included $146 million of costs and expenses associated with the division consolidation and localization initiatives announced in February 2008, primarily severance and other human resource-related costs, $30 million of severance costs in connection with the division consolidation and localization initiatives announced in February 2009, and $11 million of costs and expenses related to the store closings announced in January 2009.

Asset impairment charges for 2009 amounted to $115 million and related to properties held and used, of which $10 million related to the store closings announced in January 2010.

Asset impairment charges for 2008 amounted to $211 million and included $136 million of asset impairment charges related to properties held and used, of which $40 million related to the store closings announced in January 2009, $63 million of asset impairment charges associated with acquired indefinite-lived private brand tradenames and $12 million of asset impairment charges associated with marketable securities.

Goodwill impairment charges for 2008 amounted to $5,382 million, which represented a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill, as calculated under the two-step goodwill impairment process in accordance with ASC Subtopic 350-20, “Goodwill.”

Net interest expense was $556 million for 2009, compared to $560 million for 2008, a decrease of $4 million. The decrease in net interest expense for 2009, as compared to 2008, resulted primarily from a lower level of borrowings due to retirement of debt at maturity and the debt tender offer completed during 2009, and was partially offset by a decrease in interest income due to lower rates on invested cash.

The Company’s effective income tax rate of 30.9% for 2009 differs from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and the settlement of various tax issues and tax examinations. Federal, state and local income tax expense for 2009 included a benefit of approximately $21 million related to the settlement of federal income tax examinations, primarily attributable to the disposition of former subsidiaries. The Company’s effective income tax rate for 2008 differed from the federal income tax statutory rate of 35.0%, principally because of the impact of non-deductible goodwill impairment charges, the effect of state and local income taxes and the settlement of various tax issues and tax examinations.

Comparison of the 52 Weeks Ended January 31, 2009 and February 2, 2008. The net loss for 2008 was $4,803 million compared to net income of $893 million for 2007. The net loss for 2008 reflected the lower sales trend and includes the impact of $5,382 million of goodwill impairment charges, $187 million of division consolidation costs and store closing-related costs and $211 million of asset impairment charges. The net income for 2007 included income from continuing operations of $909 million and a loss from discontinued operations of $16 million. The income from continuing operations in 2007 included the impact of $219 million of May integration costs. The loss from discontinued operations in 2007 included the loss on disposal of the After Hours Formalwear business.

Net sales for 2008 totaled $24,892 million, compared to net sales of $26,313 million for 2007, a decrease of $1,421 million or 5.4%. On a comparable store basis, net sales for 2008 were down 4.6% compared to 2007. Sales in 2008 were strongest at macys.com and bloomingdales.com and were weakest at Bloomingdale’s, Macy’s West and Macy’s Florida. 2008 sales at Bloomingdale’s were weakest during the third and fourth quarters. Sales from the Company’s Internet businesses in 2008 increased 29.0% compared to 2007 and positively affected the Company’s 2008 comparable store sales by 0.8%. Sales of the Company’s private label brands represented approximately 19% of net sales in the Macy’s-branded stores in both 2008 and 2007. By family of business, sales in 2008 were strongest in young men’s apparel, shoes and housewares. The weaker businesses during 2008 were women’s apparel and furniture. The Company calculates comparable store sales as net sales from stores in operation throughout 2007 and 2008 and all net Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $15,009 million or 60.3% of net sales for 2008, compared to $15,677 million or 59.6% of net sales for 2007, a decrease of $668 million. The cost of sales rate for 2008 as a percent of net sales reflected the weak sales trend and resulted in increased net markdowns taken to maintain inventories at appropriate levels. The valuation of department store merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $8,481 million or 34.1% of net sales for 2008, compared to $8,554 million or 32.5% of net sales for 2007, a decrease of $73 million. The SG&A rate as a percent of net sales was higher in 2008, as compared to 2007, primarily because of weaker sales. SG&A expenses in 2008 benefited from consolidation-related expense savings, lower selling-related costs, lower depreciation and amortization expenses, lower stock-based compensation expenses and lower pension and supplementary retirement plan expenses, partially offset by lower income from credit operations, higher logistics related costs in support of the Company’s multi-channel operations and higher advertising expenses. Depreciation and amortization expense was $1,278 million for 2008, compared to $1,304 million for 2007. Stock-based compensation expense was $43 million for 2008, compared to $60 million for 2007. Pension and supplementary retirement plan expense amounted to $114 million for 2008, compared to $132 million for 2007. Income from credit operations was $372 million in 2008 as compared to $450 million in 2007. Advertising expense, net of cooperative advertising allowances, was $1,239 million for 2008 compared to $1,194 million for 2007.

Division consolidation costs and store closing-related costs for 2008 amounted to $187 million and included $146 million of costs and expenses associated with the division consolidation and localization initiatives announced in February 2008, primarily severance and other human resource-related costs, $30 million of severance costs in connection with the division consolidation and localization initiatives announced in February 2009, and $11 million of costs and expenses related to the store closings announced in January 2009.

Asset impairment charges for 2008 amounted to $211 million and included $136 million of asset impairment charges related to properties held and used, of which $40 million related to the store closings announced in January 2009, $63 million of asset impairment charges associated with acquired indefinite-lived private brand tradenames and $12 million of asset impairment charges associated with marketable securities.

Goodwill impairment charges for 2008 amounted to $5,382 million, which represented a write down of goodwill in the amount of the excess of the previous carrying value of goodwill over the implied fair value of goodwill, as calculated under the two-step goodwill impairment process in accordance with ASC Subtopic 350-20, “Goodwill.”

May integration costs for 2007 amounted to $219 million. Approximately $121 million of these costs related to impairment charges in connection with store locations and distribution facilities planned to be closed and disposed of, including $74 million related to nine underperforming stores identified in the fourth quarter of 2007 for closure. The remaining $98 million of May integration costs for 2007 included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite-lived private brand tradenames and costs related to other operational consolidations, partially offset by approximately $41 million of gains from the sale of previously closed distribution center facilities.

Net interest expense was $560 million for 2008, compared to $543 million for 2007, an increase of $17 million. The increase in net interest expense for 2008, as compared to 2007, resulted primarily from higher debt associated with pre-funding the refinancing of maturing debt and lower interest income on invested cash due to lower investment rates.

The Company’s effective income tax rate for 2008 differed from the federal income tax statutory rate of 35.0%, principally because of the impact of non-deductible goodwill impairment charges, the effect of state and local income taxes and the settlement of various tax issues and tax examinations. The Company’s effective income tax rate of 31.1% for 2007 differed from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and the settlement of various tax issues and tax examinations. Federal, state and local income tax expense for 2007 included a benefit of approximately $78 million related to the settlement of a federal income tax examination, primarily attributable to losses related to the disposition of a former subsidiary.

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

Net cash provided by operating activities in 2009 was $1,750 million, compared to $1,866 million provided in 2008. The change in net cash provided by operating activities reflects $370 million of pension contributions in 2009 versus none in 2008, partially offset by higher income before and after adjusting for non-cash items.

Net cash used by investing activities was $377 million for 2009, compared to net cash used by investing activities of $792 million for 2008. Investing activities for 2009 include purchases of property and equipment totaling $355 million and capitalized software of $105 million, compared to purchases of property and equipment totaling $761 million and capitalized software of $136 million for 2008. Cash flows from investing activities included $60 million and $38 million from the disposition of property and equipment for 2009 and 2008, respectively.

During 2009, the Company opened five new Macy’s department stores, re-opened two Macy’s department stores that had been damaged in 2008 by Hurricane Ike, opened one replacement Macy’s department store, and also expanded into an additional Macy’s location in an existing mall. During 2008, the Company opened seven Macy’s department stores and two Macy’s furniture galleries. In 2010, the Company intends to open one new Bloomingdale’s store and four Bloomingdale’s outlet stores. The Company’s budgeted capital expenditures are approximately $550 million for 2010, primarily related to technology and distribution network improvements, store remodels, maintenance and expansions. Management presently anticipates funding such expenditures with cash on hand and cash from operations.

Net cash used by the Company for all financing activities was $1,072 million for 2009, including the repayment of $966 million of debt, a decrease in outstanding checks of $29 million, and the payment of $84 million of cash dividends. On February 10, 2009, the Company, through its wholly owned subsidiary, Macy’s Retail Holdings, Inc., completed a cash tender offer pursuant to which it purchased approximately $199 million of its outstanding 6.30% senior notes due April 1, 2009 (resulting in approximately $151 million of such notes remaining outstanding until they were paid at maturity on April 1, 2009) and approximately $481 million of its outstanding 4.80% senior notes due July 15, 2009 (resulting in approximately $119 million of such notes remaining outstanding until they were paid at maturity on July 15, 2009) for aggregate consideration, including accrued and unpaid interest, of approximately $686 million. By using cash on hand to repurchase and retire this debt early, the Company reduced its interest expense in 2009 by approximately $7 million, net of expenses associated with the debt tender offer.

Between January 30, 2010 and the date of this report, consistent with its strategy to reduce its indebtedness, the Company has used approximately $526 million of cash to repurchase approximately $500 million of indebtedness prior to its maturity. In connection with these repurchases, the Company has recognized additional interest expense of approximately $27 million due to the expenses associated with the early retirement of this debt, which the Company expects will be offset during 2010 by reduced interest expense resulting from the early retirement of this debt.

Net cash used by the Company for all financing activities was $365 million for 2008, including the issuance of $650 million of long-term debt, the repayment of $666 million of debt, a decrease in outstanding checks of $116 million, and the payment of $221 million of cash dividends. The debt issued during 2008 was $650 million of 7.875% senior notes due 2015. The debt repaid during 2008 included $500 million of 6.625% senior notes due September 1, 2008 and $150 million of 5.95% notes due November 1, 2008.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which amount may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire August 30, 2012. As of January 30, 2010 and during 2009, the Company had no borrowings outstanding under this agreement.

The Company’s interest coverage ratio for 2009 was 4.54 and its leverage ratio at January 30, 2010 was 3.15, in each case as calculated in accordance with the credit agreement. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.75 (4.50 after October 2010). The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $500 million from the date of the amended agreement and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt and net interest are adjusted to exclude the premium on acquired debt and the resulting amortization, respectively.

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

At January 30, 2010, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of $3,700 million in aggregate principal amount of the Company’s senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.

The rate of interest payable in respect of $650 million in aggregate principal amount of the Company’s senior notes outstanding at January 30, 2010 was increased by one percent per annum in April 2009 as a result of a downgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes could increase or decrease by up to one percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

During 2009, the Company repurchased no shares of its common stock under its share repurchase program. The Company’s share repurchase program is currently suspended. As of January 30, 2010, the Company had approximately $850 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On February 19, 2010, the Company’s board of directors declared a quarterly dividend of 5 cents per share on its common stock, payable April 1, 2010 to Macy’s shareholders of record at the close of business on March 15, 2010.

At January 30, 2010, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$238	$238	$0	$0	$0
Long-term debt	8,156	0	2,325	646	5,185
Interest on debt	5,792	566	993	783	3,450
Capital lease obligations	54	7	12	7	28
Other long-term liabilities	1,341	20	361	253	707
Operating leases	2,530	228	407	328	1,567
Letters of credit	52	52	0	0	0
Other obligations	2,297	1,949	258	90	0

	$20,460	$3,060	$4,356	$2,107	$10,937

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

The Company has not included in the contractual obligations table approximately $193 million for long-term liabilities for unrecognized tax benefits for various tax positions taken or approximately $71 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $14 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year. The Company has not included in the contractual obligation table the $1,014 million Pension Plan liability. The Company’s funding policy is to contribute amounts necessary to satisfy minimum pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the Pension Plan’s funded status. The Pension Plan’s funded status is affected by many factors including discount rates and the performance of Pension Plan assets. On February 22, 2010, the Company made a funding contribution to the Pension Plan of $325 million. The Company does not anticipate making any additional funding contributions to the Pension Plan during 2010, but may consider making additional funding contributions depending on the market performance and other factors.

Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. To the extent that the Company’s cash balances from time to time exceed amounts that are needed to fund its immediate liquidity requirements, the Company will consider alternative uses of some or all of such excess cash. Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes, and the redemption or repurchase of debt or other securities through open market purchases, privately negotiated transactions or otherwise.

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

The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with ASC Subtopic 605-50, “Customer Payments and Incentives.” The Company also receives advertising allowances from more than 1,000 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with ASC Subtopic 605-50. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs. The arrangements pursuant to which the Company’s vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. Although it is highly unlikely that there will be any significant reduction in historical levels of vendor support, if such a reduction were to occur, the Company could experience higher costs of sales and higher advertising expense, or reduce the amount of advertising that it uses, depending on the specific vendors involved and market conditions existing at the time.

Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are taken at all store locations for substantially all merchandise categories approximately three weeks before the end of the fiscal year. Shrinkage is estimated as a percentage of sales at interim periods and for this approximate three-week period, based on historical shrinkage rates.

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

The Company classifies certain long-lived assets as held for disposal by sale and ceases depreciation when the particular criteria for such classification are met, including the probable sale within one year. For long-lived assets to be disposed of by sale, an impairment charge is recorded if the carrying amount of the asset exceeds its fair value less costs to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale.

Goodwill and Intangible Assets

The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The goodwill impairment test involves a two-step process. The first step involves estimating the fair value of each reporting unit based on its estimated discounted cash flows and comparing the estimated fair value of each reporting unit to its carrying value. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, a second step is required. If applicable, the second step requires the Company to allocate the fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as continued adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. Due to deterioration in the general economic environment in recent periods (and the impact thereof on the Company’s then-most recently completed annual business plan) and the resultant decline in the Company’s market capitalization during 2008, the Company believed that an additional goodwill impairment test was required as of January 31, 2009. In performing the first step of this impairment test, the Company estimated the fair value of its reporting units by discounting their projected future cash flows to present value, and reconciling the aggregate estimated fair value of the Company’s reporting units to the trading value of the Company’s common stock (together with an implied control premium). The Company believes that this reconciliation process represents a market participant approach to valuation. Based on this analysis, the Company determined that the carrying value of each of the Company’s reporting units exceeded its fair value at January 31, 2009, which resulted in all of the Company’s reporting units failing the first step of the goodwill impairment test. The Company then undertook the second step of the goodwill impairment test, which involved, among other things, obtaining third-party appraisals of substantially all of the Company’s tangible and intangible assets. Based on the results of its goodwill impairment testing as of January 31, 2009, the Company recorded a pre-tax goodwill impairment charge of $5,382 million ($5,083 million after income taxes) in the fourth quarter of 2008. As a result of the 2008 goodwill impairment charge, the Macy’s retail operating division is the only reporting unit with goodwill.

Based on the results of the most recent annual impairment test of goodwill and indefinite-lived intangible assets completed during the second quarter of 2009, the Company determined that goodwill and indefinite-lived intangible assets were not impaired as of May 30, 2009 and the estimated fair value of the Macy’s retail operating division substantially exceeded its carrying value.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and SG&A rates, capital expenditures, cash flows and the selection and use of an appropriate discount rate. Projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. The allocation of the estimated fair value of the Company’s reporting units to the estimated fair value of their net assets also involves the use of significant assumptions, estimates and judgments. Both the estimates of the fair value of the Company’s reporting units and the allocation of the estimated fair value of the reporting units to their net assets are based on the best information available to the Company’s management as of the date of the assessment.

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, including with respect to the estimated future cash flows of the Company’s reporting units, the discount rate used to discount such estimated cash flows to their net present value, the reasonableness of the resultant implied control premium relative to the Company’s market capitalization, and the appraised fair value of the reporting units’ tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge.

Income Taxes

Income taxes are estimated based on the tax statutes, regulations and case law of the various jurisdictions in which the Company operates. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax assets are evaluated for recoverability based on all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Deferred income tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred income tax assets will not be realized.

Uncertain tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Uncertain tax positions meeting the more-likely-than-not recognition threshold are then measured to determine the amount of benefit eligible for recognition in the financial statements. Each uncertain tax position is measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Uncertain tax positions are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. The Company does not anticipate that resolution of these matters will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Significant judgment is required in evaluating the Company’s uncertain tax positions, provision for income taxes, and any valuation allowance recorded against deferred tax assets. Although the Company believes that its judgments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income provisions and accruals.

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

Pension and Supplementary Retirement Plans

The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits.” Under ASC Topic 715, an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, pension expense is recognized on an accrual basis over employees’ approximate service periods. The pension expense calculation is generally independent of funding decisions or requirements. The Company anticipates that Pension and SERP expense, which was approximately $110 million in 2009, will increase by approximately $30 million in 2010.

The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different than the employer’s accounting for the plan as outlined in ASC Topic 715. During 2009, the Company made funding contributions to the Pension Plan totaling approximately $370 million. On February 22, 2010, the Company made a funding contribution to the Pension Plan of $325 million. The Company does not presently anticipate making any additional funding contributions to the Pension Plan during 2010, but may choose to do so in its discretion. Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company’s Pension Plan cash requirements in both the near term and also over the longer term.

At January 30, 2010, the Company had unrecognized actuarial losses of $1,186 million for the Pension Plan and $94 million for the SERP. The unrecognized losses for the Pension Plan and the SERP will be recognized as a component of pension expense in future years in accordance with ASC Topic 715, and is expected to impact 2010 Pension and SERP expense by approximately $64 million.

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

The Company has assumed that the Pension Plan’s assets will generate an annual long-term rate of return of 8.75%. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.75% to 8.50%) would increase the estimated 2010 pension expense by approximately $6 million and raising the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.75% to 9.00%) would decrease the estimated 2010 pension expense by approximately $6 million.

The Company discounted its future pension obligations using a rate of 5.65% at January 30, 2010, compared to 7.45% at January 31, 2009. The discount rate used to determine the present value of the Company’s Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. Pension liability and future pension expense both increase or decrease as the discount rate is reduced or increased, respectively. Lowering the discount rate by 0.25% (from 5.65% to 5.40%) would increase the projected benefit obligation at January 30, 2010 by approximately $90 million and would increase estimated 2010 pension expense by approximately $9 million. Increasing the discount rate by 0.25% (from 5.65% to 5.90%) would decrease the projected benefit obligation at January 30, 2010 by approximately $86 million and would decrease estimated 2010 pension expense by approximately $9 million.

The assumed weighted average age-graded rate of increase in future compensation levels was 4.5% at January 30, 2010 and 5.4% at January 31, 2009 for the Pension Plan, and 4.9% at January 30, 2010 and 7.2% at January 31, 2009 for the SERP. The Company develops its rate of compensation increase assumption on an age-graded basis based on recent experience and reflects an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. This assumption was revised during 2009 based on the completion of a third-party assumption study reflecting more recent experience. Pension liabilities and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Increasing or decreasing the assumed weighted average rate of increase of future compensation levels by 0.25% would increase or decrease the projected benefit obligation at January 30, 2010 by approximately $15 million and change estimated 2010 pension expense by approximately $3 million.

New Pronouncements

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, relating to the accounting and disclosures for transfers of financial assets. This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, with the intent to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides amendments and requires new disclosures relating to ASC Topic 820, “Fair Value Measurements and Disclosures,” and also conforming amendments to guidance relating to ASC Topic 715, “Compensation – Retirement Benefits.” This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirement regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance is limited to the form and content of disclosures, and the Company does not anticipate that the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

a. Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 30, 2010, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of January 30, 2010, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.

c. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act are filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2009 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information called for by this item is set forth under “Item 1 – Election of Directors” and “Further Information Concerning the Board of Directors – Committees of the Board – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our 2010 Annual Meeting of Shareholders (the “Proxy Statement”), and “Item 1. Business – Executive Officers of the Registrant” in this report and incorporated herein by reference.

Item 11.	Compensation of Directors and Executive Officers.

Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2009,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

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

3. Exhibits:

The following exhibits are filed herewith or incorporated by reference as indicated below.

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Certificate of Incorporation	Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995 (the “1994 Form 10-K”)

3.1.1	Amended and Restated Article Seventh to the Certificate of Incorporation of the Company	Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 (the “2007 Form 10-K”)

3.1.2	Certificate of Amendment of Certificate of Incorporation of the Company	Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 (the “2006 Form 10-K”)

3.1.3	Amended and Restated Article First to the Certificate of Incorporation of the Company	Exhibit 3.1.4 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2007

3.1.4	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the 1994 Form 10-K

3.2	By-Laws	Exhibit 3.2 to the 2007 Form 10-K

4.1	Certificate of Incorporation	See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3, and 3.1.4

4.2	By-Laws	See Exhibit 3.2

4.3	Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (the “1994 Indenture”)	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995

4.3.1	Eighth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K filed on July 15, 1997 (the “July 1997 Form 8-K”)

Exhibit Number	Description	Document if Incorporated by Reference
4.3.2	Ninth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

4.3.3	Tenth Supplemental Indenture to the 1994 Indenture, dated as of August 30, 2005, among the Company, Macy’s Retail Holdings, Inc. (f/k/a Federated Retail Holdings, Inc. (“Macy’s Retail”) and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee	Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 30, 2005 (the “August 30, 2005 Form 8-K”)

4.3.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1994 Indenture	Exhibit 10.16 to the August 30, 2005 Form 8-K

4.4	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (the “1997 Indenture”)	Exhibit 4.4 to the Company’s Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed on September 11, 1997

4.4.1	First Supplemental Indenture to the 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K filed on February 6, 1998

4.4.2	Third Supplemental Indenture to the 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) filed on April 22, 1999

4.4.3	Fourth Supplemental Indenture to the 1997 Indenture, dated as of June 6, 2000, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 5, 2000

4.4.4	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K filed on March 26, 2001

4.4.5	Seventh Supplemental Indenture to the 1997 Indenture, dated as of August 30, 2005 among the Company, Macy’s Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to the August 30, 2005 Form 8-K

4.4.6	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1997 Indenture	Exhibit 10.17 to the August 30, 2005 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference
4.5	Indenture, dated as of June 17, 1996, among the Company (as successor to The May Department Stores Company (“May Delaware”)), Macy’s Retail (f/k/a The May Department Stores Company (NY)) (“May New York”) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (the “1996 Indenture”)	Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware

4.5.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and BNY Mellon, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

4.6	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and BNY Mellon, as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed July 21, 2004 by May Delaware

4.6.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and BNY Mellon, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K

4.7	Indenture, dated as of November 2, 2006, by and among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company’s Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006

4.7.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2006

4.7.2	Second Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2007 (the “March 12, 2007 Form 8-K”)

4.7.3	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the March 12, 2007 Form 8-K

4.7.4	Fourth Supplemental Indenture to the 2006 Indenture, dated as of August 31, 2007, among Macy’s Retail, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007

4.7.5	Fifth Supplemental Trust Indenture to the 2006 Indenture, dated as of June 26, 2008, among Macy’s Retail, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 26, 2008

Exhibit Number	Description	Document if Incorporated by Reference
10.1+	Amendment and Restatement Agreement dated as of dated as of December 18, 2008, among Macy’s, Inc., Macy’s Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent, which includes as an exhibit the Amended and Restated Credit Agreement dated as of January 5, 2009, among Macy’s, Inc., Macy’s Retail, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as administrative agents, JPMorgan Chase Bank, N.A., as paying agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2009 (the “September 8, 2009 Form 10-Q”)

10.2	Amended and Restated Guarantee Agreement, dated as of January 5, 2009, among the Company, Macy’s Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.2 to the September 8, 2009 Form 10-Q

10.3	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Banc of America Securities LLC	Exhibit 10.6 to the August 30, 2005 Form 8-K

10.4	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Goldman, Sachs & Co.	Exhibit 10.7 to the August 30, 2005 Form 8-K

10.5	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and J.P. Morgan Securities Inc.	Exhibit 10.8 to the August 30, 2005 Form 8-K

10.6	Commercial Paper Dealer Agreement, dated as of October 4, 2006, among the Company and Loop Capital Markets, LLC	Exhibit 10.6 to the 2006 Form 10-K

10.7	Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed on November 27, 1991, as amended (the “Form 10”)

10.8+	Purchase, Sale and Servicing Transfer Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Prime II Receivables Corporation (“Prime II”) and Citibank, N.A. (“Citibank”)	Exhibit 10.3 to the September 8, 2009 Form 10-Q

10.8.1	Letter Agreement, dated August 22, 2005, among the Company, FDS Bank, Prime II and Citibank	Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006 (the “2005 Form 10-K”)

Exhibit Number	Description	Document if Incorporated by Reference
10.8.2+	Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.4 to the September 8, 2009 Form 10-Q

10.8.3	Third Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 1, 2006, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006

10.8.4+	Fourth Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 22, 2006, between the Company and Citibank	Exhibit 10.5 to the September 8, 2009 Form 10-Q

10.9+	Credit Card Program Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Macy’s Credit and Customer Services, Inc. (“MCCS”) (f/k/a FACS Group, Inc.) and Citibank	Exhibit 10.6 to the September 8, 2009 Form 10-Q

10.9.1+	First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.7 to the September 8, 2009 Form 10-Q

10.9.2+	Second Amendment to Credit Card Program Agreement, dated May 22, 2006, between the Company, FDS Bank, MCCS, Macy’s West Stores, Inc. (f/k/a Macy’s Department Stores, Inc,) (“MWSI”), Bloomingdale’s, Inc. (“Bloomingdale’s”) and Department Stores National Bank (“DSNB”) and Citibank	Exhibit 10.8 to the September 8, 2009 Form 10-Q

10.9.3	Restated Letter Agreement, dated May 30, 2008 and effective as of December 18, 2006, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s, Inc. (“Bloomingdale’s), and DSNB (as assignee of Citibank, N.A.)	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (the “May 3, 2008 Form 10-Q”)

10.9.4	Restated Letter Agreement, dated May 30, 2008 and effective as of March 22, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.7 to the May 3, 2008 Form 10-Q

10.9.5	Restated Letter Agreement, dated May 30, 2008 and effective as of April 6, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.8 to the May 3, 2008 Form 10-Q

10.9.6	Restated Letter Agreement, dated May 30, 2008 and effective as of June 1, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.9 to the May 3, 2008 Form 10-Q

10.9.7	Restated Third Amendment to Credit Card Program Agreement, dated May 31, 2008 and effective as of February 3, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the May 3, 2008 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
10.9.8+	Fourth Amendment to Credit Card Program Agreement, effective as of August 1, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB.	Exhibit 10.9 to the September 8, 2009 Form 10-Q

10.9.9+	Fifth Amendment to Credit Card Program Agreement, effective as of January 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the September 8, 2009 Form 10-Q

10.9.10+	Sixth Amendment to Credit Card Program Agreement, effective as of June 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.11 to the September 8, 2009 Form 10-Q

10.9.11+	Seventh Amendment to Credit Card Program Agreement, effective as of February 26, 2010, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB

10.10	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”)

10.11	1992 Incentive Bonus Plan, as amended and restated as of February 3, 2007 *	Appendix B to the Company’s Proxy Statement dated April 4, 2007

10.12	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the 2008 Form 10-K

10.13	Form of Indemnification Agreement *	Exhibit 10.14 to the Form 10

10.14	Employment Agreement, dated as of March 8, 2007, between Terry J. Lundgren and the Company (the “Lundgren Employment Agreement”) *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2007

10.15	Employment Agreement, dated as of April 21, 2008, between Thomas L. Cole and Macy’s Corporate Services, Inc. *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2008 (the “April 22, 2008 Form 8-K”)

10.16	Employment Agreement, dated as of April 21, 2008, between Janet Grove and Macy’s Merchandising Group, Inc. *	Exhibit 10.2 to the April 22, 2008 Form 8-K

10.17	Employment Agreement, dated as of April 21, 2008, between Karen M. Hoguet and Macy’s Corporate Services, Inc. *	Exhibit 10.3 to the April 22, 2008 Form 8-K

10.18	Employment Agreement, dated as of May 20, 2008, between Susan Kronick and Macy’s Corporate Services, Inc. *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2008

10. 19	Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 the Company’s Annual Report on Form 10-K (File No. 001-10951) for fiscal year ended January 29, 1994

10.20	Executive Severance Plan, effective November 1, 2009 *	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 7, 2009 (the “December 7, 2009 Form 10-Q”)

Exhibit Number	Description	Document if Incorporated by Reference
10.21	Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees) *	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2005

10.21.1	Form of Non-Qualified Stock Option Agreement (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the 2005 Form 10-K

10.22	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007

10.23	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the Current Report on From 8-K (File No. 001-00079) filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.24	Form of Performance Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.5 to the March 23, 2005 Form 8-K

10.25	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the March 23, 2005 Form 8-K

10.26	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the 2008 Form 10-K

10.27	Executive Deferred Compensation Plan *	Exhibit 10.30 to the 2008 Form 10-K

10.28	Macy’s, Inc. Profit Sharing 401(k) Investment Plan (amending and restating the Macy’s, Inc. Profit Sharing 401(k) Investment Plan and The May Department Stores Company Profit Sharing Plan), effective as of September 1, 2008 *	Exhibit 10.31 to the 2008 Form 10-K

10.29	Cash Account Pension Plan (amending and restating the Company Cash Account Pension Plan) effective as of January 1, 2009 *	Exhibit 10.32 to the 2008 Form 10-K

10.30	Director Deferred Compensation Plan *	Exhibit 10.33 to the 2008 Form 10-K

10.31	Stock Credit Plan for 2006 – 2007 of Federated Department Stores, Inc. *	Exhibit 10.43 to the 2005 Form 10-K

10.31.1	Stock Credit Plan for 2008 – 2009 of Macy’s, Inc. (as amended as of August 22, 2008) *	Exhibit 10.1 to the August 2, 2008 Form 10-Q

10.32	Form of Performance Restricted Stock Unit Agreement *	Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 24, 2009

10.33	Macy’s, Inc. 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company’s Proxy Statement dated April 1, 2009

10.34	Change in Control Plan, effective November 1, 2009 *	Exhibit 10.2 to the December 7, 2009 Form 10-Q

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

Exhibit Number	Description	Document if Incorporated by Reference
32.1	Certifications by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**	The following financial statements from Macy’s, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2010, filed on March 31, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been provided to the SEC.
*	Constitutes a compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ DENNIS J. BRODERICK
Dennis J. Broderick Executive Vice President, General Counsel and Secretary

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2010.

Signature	Title

* Terry J. Lundgren	Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director

* Karen M. Hoguet	Chief Financial Officer (principal financial officer)

* Joel A. Belsky	Executive Vice President and Controller (principal accounting officer)

* Stephen F. Bollenbach	Director

* Deirdre Connelly	Director

* Meyer Feldberg	Director

* Sara Levinson	Director

* Joseph Neubauer	Director

* Joseph A. Pichler	Director

* Joyce M. Roché	Director

* Karl M. von der Heyden	Director

* Craig E. Weatherup	Director

* Marna C. Whittington	Director

*	The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ DENNIS J. BRODERICK
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

Executive Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Macy’s, Inc.:

We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2010. We also have audited Macy’s, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy’s, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy’s, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Macy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Cincinnati, Ohio

March 31, 2010

MACY’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	2009	2008	2007
Net sales	$23,489	$24,892	$26,313
Cost of sales	(13,973)	(15,009)	(15,677)

Gross margin	9,516	9,883	10,636
Selling, general and administrative expenses	(8,062)	(8,481)	(8,554)
Division consolidation costs and store closing related costs	(276)	(187)	0
Asset impairment charges	(115)	(211)	0
Goodwill impairment charges	0	(5,382)	0
May integration costs	0	0	(219)

Operating income (loss)	1,063	(4,378)	1,863
Interest expense	(562)	(588)	(579)
Interest income	6	28	36

Income (loss) from continuing operations before income taxes	507	(4,938)	1,320
Federal, state and local income tax benefit (expense)	(157)	135	(411)

Income (loss) from continuing operations	350	(4,803)	909
Discontinued operations, net of income taxes	0	0	(16)

Net income (loss)	$350	$(4,803)	$893

Basic earnings (loss) per share:
Income (loss) from continuing operations	$.83	$(11.40)	$2.04
Loss from discontinued operations	0	0	(.04)

Net income (loss)	$.83	$(11.40)	$2.00

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$.83	$(11.40)	$2.01
Loss from discontinued operations	0	0	(.04)

Net income (loss)	$.83	$(11.40)	$1.97

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	January 30, 2010	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$1,686	$1,385
Receivables	358	360
Merchandise inventories	4,615	4,769
Supplies and prepaid expenses	223	226

Total Current Assets	6,882	6,740

Property and Equipment – net	9,507	10,442

Goodwill	3,743	3,743

Other Intangible Assets – net	678	719

Other Assets	490	501

Total Assets	$21,300	$22,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$242	$966
Merchandise accounts payable	1,312	1,282
Accounts payable and accrued liabilities	2,626	2,628
Income taxes	68	28
Deferred income taxes	206	222

Total Current Liabilities	4,454	5,126

Long-Term Debt	8,456	8,733

Deferred Income Taxes	1,068	1,119

Other Liabilities	2,621	2,521

Shareholders’ Equity:
Common stock (420.8 and 420.1 shares outstanding)	5	5
Additional paid-in capital	5,689	5,663
Accumulated equity	2,274	2,008
Treasury stock	(2,514)	(2,544)
Accumulated other comprehensive loss	(753)	(486)

Total Shareholders’ Equity	4,701	4,646

Total Liabilities and Shareholders’ Equity	$21,300	$22,145

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at February 3, 2007, as previously reported	$6	$9,486	$6,375	$(3,431)	$(182)	$12,254
Cumulative effect of adopting new accounting pronouncements	0	0	(6)	0	29	23

Balance at February 3, 2007, as revised	6	9,486	6,369	(3,431)	(153)	12,277
Net income			893			893
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $4 million					(6)	(6)
Unrealized loss on marketable securities, net of income tax effect of $22 million					(35)	(35)
Reclassifications to net income:
Net actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $9 million					14	14
Prior service credit on post employment and postretirement benefit plans, net of income tax effect of $1 million					(2)	(2)

Total comprehensive income						864
Common stock dividends ($.5175 per share)			(230)			(230)
Stock repurchases				(3,322)		(3,322)
Stock-based compensation expense		67				67
Stock issued under stock plans		(73)		278		205
Retirement of common stock	(1)	(3,915)		3,916		0
Deferred compensation plan distributions				2		2
Income tax benefit related to stock plan activity		44				44

Balance at February 2, 2008	5	5,609	7,032	(2,557)	(182)	9,907
Net loss			(4,803)			(4,803)
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $183 million					(294)	(294)
Unrealized loss on marketable securities, net of income tax effect of $11 million					(17)	(17)
Reclassifications to net loss:
Realized loss on marketable securities, net of income tax effect of $5 million					7	7
Net actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $1 million					1	1
Prior service credit on post employment and postretirement benefit plans, net of income tax effect of $1 million					(1)	(1)

Total comprehensive loss						(5,107)
Common stock dividends ($.5275 per share)			(221)			(221)
Stock repurchases				(1)		(1)
Stock-based compensation expense		61				61
Stock issued under stock plans		(7)		13		6
Deferred compensation plan distributions				1		1

Balance at January 31, 2009	5	5,663	2,008	(2,544)	(486)	4,646
Net income			350			350
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $166 million					(266)	(266)
Unrealized gain on marketable securities, net of income tax effect of $3 million					5	5
Reclassifications to net income:
Net actuarial gain on postretirement benefit plans, net of income tax effect of $3 million					(4)	(4)
Prior service credit on post employment benefit plans, net of income tax effect of $1 million					(2)	(2)

Total comprehensive income						83
Common stock dividends ($.20 per share)			(84)			(84)
Stock repurchases				(1)		(1)
Stock-based compensation expense		50				50
Stock issued under stock plans		(24)		30		6
Deferred compensation plan distributions				1		1

Balance at January 30, 2010	$5	$5,689	$2,274	$(2,514)	$(753)	$4,701

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	2009	2008	2007
Cash flows from continuing operating activities:
Net income (loss)	$350	$(4,803)	$893
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	0	0	16
Division consolidation costs and store closing related costs	276	187	0
Asset impairment charges	115	211	0
Goodwill impairment charges	0	5,382	0
May integration costs	0	0	219
Depreciation and amortization	1,210	1,278	1,304
Stock-based compensation expense	76	43	60
Amortization of financing costs and premium on acquired debt	(23)	(27)	(31)
Changes in assets and liabilities:
(Increase) decrease in receivables	7	(1)	9
Decrease in merchandise inventories	154	291	256
(Increase) decrease in supplies and prepaid expenses	3	(7)	33
(Increase) decrease in other assets not separately identified	(15)	1	3
Increase (decrease) in merchandise accounts payable	29	(90)	(132)
Decrease in accounts payable and accrued liabilities not separately identified	(201)	(227)	(396)
Increase (decrease) in current income taxes	40	(146)	14
Increase (decrease) in deferred income taxes	96	(291)	(2)
Increase (decrease) in other liabilities not separately identified	(367)	65	(34)

Net cash provided by continuing operating activities	1,750	1,866	2,212

Cash flows from continuing investing activities:
Purchase of property and equipment	(355)	(761)	(994)
Capitalized software	(105)	(136)	(111)
Proceeds from hurricane insurance claims	26	68	23
Disposition of property and equipment	60	38	227
Other, net	(3)	(1)	29
Proceeds from the disposition of After Hours Formalwear	0	0	66

Net cash used by continuing investing activities	(377)	(792)	(760)

Cash flows from continuing financing activities:
Debt issued	0	650	1,950
Financing costs	0	(18)	(18)
Debt repaid	(966)	(666)	(649)
Dividends paid	(84)	(221)	(230)
Decrease in outstanding checks	(29)	(116)	(57)
Acquisition of treasury stock	(1)	(1)	(3,322)
Issuance of common stock	8	7	257

Net cash used by continuing financing activities	(1,072)	(365)	(2,069)

Net cash provided (used) by continuing operations	301	709	(617)

Net cash provided by discontinued operating activities	0	0	7
Net cash used by discontinued investing activities	0	0	(7)
Net cash used by discontinued financing activities	0	0	(1)

Net cash used by discontinued operations	0	0	(1)

Net increase (decrease) in cash and cash equivalents	301	709	(618)
Cash and cash equivalents beginning of period	1,385	676	1,294

Cash and cash equivalents end of period	$1,686	$1,385	$676

Supplemental cash flow information:
Interest paid	$601	$642	$594
Interest received	9	26	38
Income taxes paid (net of refunds received)	35	323	432

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Macy’s, Inc. and subsidiaries (the “Company”) is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 30, 2010, the Company’s operations were conducted through four retail operating divisions – Macy’s, macys.com, Bloomingdale’s, and bloomingdales.com – which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

For 2009, 2008 and 2007, the following merchandise constituted the following percentages of sales:

	2009	2008	2007
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	36%	36%	36%
Feminine Apparel	26	27	27
Men’s and Children’s	22	22	22
Home/Miscellaneous	16	15	15

	100%	100%	100%

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The Company from time to time invests in companies engaged in complementary businesses. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities,” with unrealized gains and losses on available-for-sale securities being included as a separate component of accumulated other comprehensive income, net of income tax effect. All other investments are carried at cost. All significant intercompany transactions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents also includes credit card sales transactions that are settled early in the following period and amounted to $98 million at January 30, 2010 and $79 million at January 31, 2009.

In connection with the sale of the Company’s credit assets, the Company and Citibank, N.A. entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) (see Note 7, “Receivables”). Income earned under the Program Agreement is treated as a reduction of selling, general and administrative (“SG&A”) expenses on the Consolidated Statements of Operations. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit to the Company’s customers through previously existing and newly opened accounts.

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

Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage. Physical inventories are taken at all store locations for substantially all merchandise categories approximately three weeks before the end of the fiscal year. Shrinkage is estimated as a percentage of sales at interim periods and for this approximate three-week period, based on historical shrinkage rates.

The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with ASC Subtopic 605-50, “Customer Payments and Incentives.” The Company also receives advertising allowances from more than 1,000 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with ASC Subtopic 605-50. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.

Advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,087 million for 2009, $1,239 million for 2008, and $1,194 million for 2007. Cooperative advertising allowances that offset advertising and promotional costs were approximately $298 million for 2009, $372 million for 2008, and $431 million for 2007. Department store non-direct response advertising and promotional costs are expensed either as incurred or the first time the advertising occurs. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.

The arrangements pursuant to which the Company’s vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported.

Depreciation of owned properties is provided primarily on a straight-line basis over the estimated asset lives, which range from fifteen to fifty years for buildings and building equipment and three to fifteen years for fixtures and equipment. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets. The Company receives contributions from developers and merchandise vendors to fund building improvement and the construction of vendor shops. Such contributions are netted against the capital expenditures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company classifies certain long-lived assets as held for disposal by sale and ceases depreciation when the particular criteria for such classification are met, including the probable sale within one year. For long-lived assets to be disposed of by sale, an impairment charge is recorded if the carrying amount of the asset exceeds its fair value less costs to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale.

The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Subtopic 350-20 “Goodwill.” Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The Company estimates fair value based on discounted cash flows. The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

The Company capitalizes purchased and internally developed software and amortizes such costs to expense on a straight-line basis over two to five years. Capitalized software is included in other assets on the Consolidated Balance Sheets.

Historically, the Company offered both expiring and non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records income from unredeemed gift cards (breakage) as a reduction of SG&A expenses. For expiring gift cards, income is recorded at the end of two years (expiration date) when there is no longer a legal obligation. For non-expiring gift cards, income is recorded in proportion and over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. Since February 2, 2008, the Company sells only non-expiring gift cards.

The Company, through its insurance subsidiaries, is self-insured for workers compensation and public liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records derivative transactions according to the provisions of ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At January 30, 2010, the Company was not a party to any derivative financial instruments.

The Company records stock-based compensation expense according to the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of ASC Topic 718, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. See Note 16, “Stock Based Compensation,” for further information.

In September 2006, the FASB issued new authoritative guidance related to ASC Topic 820, “Fair Value Measurements and Disclosures.” This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this guidance as it relates to financial assets and financial liabilities on February 3, 2008. However, the FASB deferred for one year the effective date of this guidance as it relates to fair value measurement requirements for nonfinancial assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company adopted these remaining provisions on February 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued new authoritative guidance amending ASC Topic 715, “Compensation – Retirement Benefits,” which expands the annual disclosure requirements about plan assets of the Company sponsored defined benefit pension plans and postretirement plans. The Company adopted this guidance as of January 30, 2010. The adoption of this guidance was limited to the form and content of disclosures and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued new authoritative guidance amending ASC Topic 825, “Financial Instruments,” related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. The Company adopted this guidance in the second quarter of fiscal 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued new authoritative guidance amending ASC Topic 855, “Subsequent Events,” related to the accounting for and disclosures of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance in the second quarter of fiscal 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued the FASB ASC, identified as the sole source of authoritative nongovernmental accounting principles generally accepted in the United States of America. The guidance in the ASC was effective for interim and annual periods ending after September 15, 2009, when all then existing non-SEC accounting standards were superseded. The adoption of the ASC did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, providing investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share. This guidance is effective for interim and annual periods ending after December 15, 2009. The Company adopted this guidance as of January 30, 2010. The adoption of this guidance was limited to the form and content of disclosures and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, relating to the accounting and disclosures for transfers of financial assets. This guidance will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, with the intent to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance is effective for fiscal years beginning after November 15, 2009. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides amendments and requires new disclosures relating to ASC Topic 820, “Fair Value Measurements and Disclosures,” and also conforming amendments to guidance relating to ASC Topic 715, “Compensation – Retirement Benefits.” This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosure requirement regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2010. The adoption of this guidance is limited to the form and content of disclosures, and the Company does not anticipate that the adoption will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, which provides amendments to ASC Topic 855, “Subsequent Events,” including removing the requirement for a Securities and Exchange Commission filer to disclose the date through which subsequent events have been evaluated. This guidance, except as it relates to conduit debt obligors, is effective upon issuance. The Company adopted this guidance as of January 30, 2010. The adoption of this guidance was limited to the form and content of disclosures and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Division Consolidation Costs and Store Closing Related Costs

In February 2008, the Company began a localization initiative, called “My Macy’s.” This initiative is intended to strengthen local market focus and enhance selling service in an effort to both accelerate same-store sales growth and reduce expense. To maximize the results from My Macy’s, the Company has taken action, initially in selected markets, that: concentrate more management talent in local markets, effectively reducing the “span of control” over local stores; create new positions in the field to work with planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empower locally based executives to make more and better decisions.

In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s was rolled out nationally to new local markets in 2009, the Company’s Macy’s branded stores have been reorganized into a unified operating structure, through additional division consolidations, to support the Macy’s business. Division central office organizations have been eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. The New York-based Macy’s Home Store and Macy’s Corporate Marketing divisions no longer exist as separate entities. Home Store functions have been integrated into the Macy’s national merchandising, merchandise planning, stores and marketing organizations. Macy’s Corporate Marketing has been integrated into the new unified marketing organization. The New York-based Macy’s Merchandising Group has been refocused solely on the design, development and marketing of Macy’s family of private brands.

During 2009, the Company recorded $270 million of costs and expenses associated with the division consolidation and localization initiative announced in February 2009, consisting primarily of severance costs and other human resource-related costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows for 2009, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	January 31, 2009	Charged To Division Consolidation Costs	Payments	January 30, 2010
	(millions)
Severance costs	$30	$166	$(127)	$69

The Company expects to pay out the accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to July 31, 2010.

During 2008, the Company incurred $30 million of severance costs in connection with the My Macy’s expansion announced in February 2009.

The following table shows for 2008, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	January 31, 2009
	(millions)
Severance costs	$0	$30	$0	$30

In February 2008, the Company announced certain division consolidations in combination with the My Macy’s localization initiative. The Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco based Macy’s West. The Atlanta-based division was renamed Macy’s Central.

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

The following table shows for 2008, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2008:

	February 2, 2008	Charged To Division Consolidation Costs	Payments	January 31, 2009
	(millions)
Severance costs	$0	$69	$(69)	$0

In January 2010, the Company announced the closure of five underperforming Macy’s stores. In connection with this announcement and the plan to dispose of these locations, the Company incurred $6 million of store closing-related costs during 2009. Of the $6 million of store closing-related costs incurred in 2009, approximately $4 million relates to lease obligations and other store liabilities and approximately $2 million relates to severance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows for 2009, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the store closings announced in January 2010:

	January 31, 2009	Charged To Store Closing Related Costs	Payments	January 30, 2010
	(millions)
Severance costs	$0	$2	$0	$2

The Company expects to pay out the accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to May 1, 2010.

In January 2009, the Company announced the closure of eleven underperforming Macy’s stores. In connection with this announcement and the plan to dispose of these locations, the Company incurred $11 million of store closing-related costs during 2008. Of the $11 million of store closing-related costs incurred in 2008, approximately $7 million related to lease obligations and other store liabilities and approximately $4 million related to severance costs.

The following tables show for 2008 and 2009, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the store closings announced in January 2009:

	January 31, 2009	Charged To Store Closing Related Costs	Payments	January 30, 2010
	(millions)
Severance costs	$4	$0	$(4)	$0

	February 2, 2008	Charged To Store Closing Related Costs	Payments	January 31, 2009
	(millions)
Severance costs	$0	$4	$0	$4

3.	Asset Impairment Charges

Asset impairment charges in 2009 includes $115 million related to properties held and used, $10 million of which is related to store closings announced in January 2010.

Asset impairment charges in 2008 included $136 million related to properties held and used, $40 million of which related to store closings announced in January 2009, $63 million associated with acquired indefinite-lived private brand tradenames and $12 million associated with marketable securities.

Long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. As a result of the Company’s projected undiscounted future cash flows related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to certain store locations being less than the carrying value of those assets, the Company recorded impairment charges of $115 million and $136 million in 2009 and 2008, respectively. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or based on prices of similar assets.

The Company performed both an annual and an interim impairment test of goodwill and indefinite-lived intangible assets during 2008 (see Note 4, “Goodwill Impairment Charges”). During 2008, management concluded that $63 million of asset impairment charges were required in relation to indefinite-lived acquired tradenames. As a result of the then-current economic environment and expectations regarding future operating performance of the Karen Scott, John Ashford and Frango private brand tradenames, it was determined that the carrying values exceeded the estimated fair values, which were based on discounted cash flows, by approximately $63 million.

The Company accounts for its investment in available-for-sale marketable securities with unrealized gains and losses being included as a separate component of accumulated other comprehensive income. During 2008, based on the then-current economic environment, it was determined that the carrying value of certain marketable securities exceeded the current fair value on an “other-than-temporary” basis, by approximately $12 million, and the previously unrecognized losses in accumulated other comprehensive income were reclassified into the Consolidated Statements of Operations.

4.	Goodwill Impairment Charges

The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The goodwill impairment test involves a two-step process. The first step involves estimating the fair value of each reporting unit based on its estimated discounted cash flows and comparing the estimated fair value of each reporting unit to its carrying value. If this comparison indicates that a reporting unit’s estimated fair value is less than its carrying value, a second step is required. If applicable, the second step requires the Company to allocate the fair value of the reporting unit to the estimated fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.

The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as continued adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. Due to deterioration in the general economic environment in recent periods (and the impact thereof on the Company’s then-most recently completed annual business plan) and the resultant decline in the Company’s market capitalization, the Company believed that an additional goodwill impairment test was required as of January 31, 2009. In performing the first step of this impairment test, the Company estimated the fair value of its reporting units by discounting their projected future cash flows to present value, and reconciling the aggregate estimated fair value of the Company’s reporting units to the trading value of the Company’s common stock (together with an implied control premium). The Company believes that this reconciliation process represents a market participant approach to valuation. Based on this analysis, the Company determined that the carrying value of each of the Company’s reporting units that exceeded its fair value at January 31, 2009, which resulted in all of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s reporting units failing the first step of the goodwill impairment test. The Company then undertook the second step of the goodwill impairment test, which involved, among other things, obtaining third-party appraisals of substantially all of the Company’s tangible and intangible assets. Based on the results of its goodwill impairment testing as of January 31, 2009, the Company recorded a pre-tax goodwill impairment charge of $5,382 million ($5,083 million after income taxes) in the fourth quarter of 2008. As a result of the 2008 goodwill impairment charge, Macy’s is the only retail operating division with goodwill.

Based on the results of the most recent annual impairment test of goodwill and indefinite-lived intangible assets completed during the second quarter of 2009, the Company determined that goodwill and indefinite-lived intangible assets were not impaired as of May 30, 2009 and the estimated fair value of the Macy’s reporting unit substantially exceeded its carrying value.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and SG&A rates, capital expenditures, cash flows and the selection and use of an appropriate discount rate. Projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. The allocation of the estimated fair value of the Company’s reporting units to the estimated fair value of their net assets also involves the use of significant assumptions, estimates and judgments. Both the estimates of the fair value of the Company’s reporting units and the allocation of the estimated fair value of the reporting units to their net assets are based on the best information available to the Company’s management as of the date of the assessment.

The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, including with respect to the estimated future cash flows of the Company’s reporting units, the discount rate used to discount such estimated cash flows to their net present value, the reasonableness of the resultant implied control premium relative to the Company’s market capitalization, and the appraised fair value of the reporting units’ tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2007, the Company completed the integration and consolidation of May’s operations into Macy’s operations and recorded $219 million of associated integration costs. Approximately $121 million of these costs related to impairment charges in connection with store locations and distribution facilities planned to be closed and disposed of, including $74 million related to nine underperforming stores identified in the fourth quarter of 2007. The remaining $98 million of May integration costs incurred during the year included additional costs related to closed locations, severance, system conversion costs, impairment charges associated with acquired indefinite-lived private brand tradenames and costs related to other operational consolidations, partially offset by approximately $41 million of gains from the sale of previously closed distribution center facilities.

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

In connection with the allocation of the May purchase price in 2005, the Company recorded a liability for termination of May employees in the amount of $358 million, of which $69 million had been paid as of January 28, 2006. During 2007 and 2006, the Company recorded additional severance and relocation liabilities for May employees and severance liabilities for certain Macy’s employees in connection with the integration of the acquired May businesses. Severance and relocation liabilities for May employees recorded subsequent to the one-year anniversary of the acquisition of May and all severance liabilities for Macy’s employees were charged to May integration costs.

The following tables show, for 2008 and 2007, the beginning and ending balance of, and the activity associated with, the severance and relocation accrual established in connection with the May integration:

	February 2, 2008	Payments	January 31, 2009
	(millions)
Severance and relocation costs	$30	$(30)	$0

	February 3, 2007	Charged to May Integration Costs	Payments	February 2, 2008
	(millions)
Severance and relocation costs	$73	$50	$(93)	$30

6.	Discontinued Operations

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2006, the Company completed the sale of its Lord & Taylor division and in January 2007, the Company completed the sale of its David’s Bridal and Priscilla of Boston businesses.

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

Indemnity obligations created in connection with the sales of businesses generally do not represent added liabilities for the Company, but simply serve to protect the buyer from potential liabilities associated with particular conditions. The Company records accruals for those pre-closing obligations that are considered probable and estimable. Under FASB ASC Topic 460, “Guarantees,” the Company is required to record a liability for the fair value of the guarantees. The Company has not accrued any additional amounts as a result of the indemnity arrangements summarized above as the Company believes the fair value of these arrangements is not material.

Discontinued operations included net sales of approximately $27 million for 2007. No consolidated interest expense had been allocated to discontinued operations. For 2007, the loss from discontinued operations, including the loss on disposal of the Company’s After Hours Formalwear business, totaled $22 million before income taxes, with a related income tax benefit of $6 million.

7.	Receivables

Receivables were $358 million at January 30, 2010, compared to $360 million at January 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services. The amounts earned under the Program Agreement related to the servicing functions are deemed adequate compensation and, accordingly, no servicing asset or liability has been recorded on the Consolidated Balance Sheets.

Amounts received under the Program Agreement were $525 million for 2009, $594 million for 2008, and $661 million for 2007, and are treated as reductions of selling, general and administrative expenses on the Consolidated Statements of Operations. The Company’s earnings from credit operations, net of servicing expenses, were $323 million for 2009, $372 million for 2008, and $450 million for 2007.

8.	Inventories

Merchandise inventories were $4,615 million at January 30, 2010, compared to $4,769 million at January 31, 2009. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for 2009, 2008 or 2007.

9.	Properties and Leases

	January 30, 2010	January 31, 2009
	(millions)
Land	$1,719	$1,764
Buildings on owned land	5,160	5,258
Buildings on leased land and leasehold improvements	2,232	2,217
Fixtures and equipment	6,129	6,608
Leased properties under capitalized leases	49	53

	15,289	15,900
Less accumulated depreciation and amortization	5,782	5,458

	$9,507	$10,442

In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to twenty years. Some of these agreements require that the stores be operated under a particular name.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum rental commitments (excluding executory costs) at January 30, 2010, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year:
2010	$7	$228	$235
2011	6	212	218
2012	6	195	201
2013	4	174	178
2014	3	154	157
After 2014	28	1,567	1,595

Total minimum lease payments	54	$2,530	$2,584

Less amount representing interest	25

Present value of net minimum capitalized lease payments	$29

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($4 million) and long-term ($25 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $73 million on operating leases.

The Company is a guarantor with respect to certain lease obligations associated with businesses divested by May prior to the Merger. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating approximately $420 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

Rental expense consists of:

	2009	2008	2007
	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$0	$1	$1
Operating leases –
Minimum rentals	230	230	221
Contingent rentals	15	16	18

	245	247	240

Less income from subleases –
Operating leases	(16)	(15)	(14)

	$229	$232	$226

Personal property – Operating leases	$12	$19	$15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included as a reduction to the expense above is deferred rent amortization of $7 million, $6 million and $6 million for 2009, 2008 and 2007, respectively, related to contributions received from landlords.

10.	Goodwill and Other Intangible Assets

The following summarizes the Company’s goodwill and other intangible assets:

	January 30, 2010	January 31, 2009
	(millions)
Non-amortizing intangible assets
Goodwill	$3,743	$3,743
Tradenames	414	414

	$4,157	$4,157

Amortizing intangible assets
Favorable leases	$256	$264
Customer relationships	188	188

	444	452

Accumulated amortization
Favorable leases	(97)	(83)
Customer relationships	(83)	(64)

	(180)	(147)

	$264	$305

During 2008, the Company recorded a goodwill impairment charge of $5,382 million based on the results of goodwill impairment testing as of January 31, 2009. See Note 4, “Goodwill Impairment Charges,” for further information. Goodwill also decreased during 2008 as a result of adjustments to tax liabilities, unrecognized tax benefits and related interest, totaling approximately $8 million, and less than $1 million related to certain income tax benefits realized resulting from the exercise of stock options assumed in the acquisition of May.

Also during 2008, the Company recognized approximately $63 million of impairment charges associated with acquired indefinite-lived private brand tradenames. See Note 3, “Asset Impairment Charges,” for further information.

Intangible amortization expense amounted to $41 million for 2009, $42 million for 2008 and $43 million for 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated intangible amortization expense is shown below:

(millions)
Fiscal year:
2010	$41
2011	39
2012	37
2013	34
2014	31

As a result of the acquisition of May, the Company established intangible assets related to favorable leases, customer lists, customer relationships and both definite and indefinite-lived tradenames. Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years) and customer relationship intangible assets are being amortized over their estimated useful lives of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Financing

The Company’s debt is as follows:

	January 30, 2010	January 31, 2009
	(millions)
Short-term debt:
10.625% Senior debentures due 2010	$150	$0
8.5% Senior notes due 2010	76	0
4.8% Senior notes due 2009	0	600
6.3% Senior notes due 2009	0	350
Capital lease and current portion of other long-term obligations	16	16

	$242	$966

Long-term debt:
5.35% Senior notes due 2012	$1,100	$1,100
5.9% Senior notes due 2016	1,100	1,100
7.875% Senior notes due 2015 *	650	650
6.625% Senior notes due 2011	500	500
5.75% Senior notes due 2014	500	500
6.375% Senior notes due 2037	500	500
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
5.875% Senior notes due 2013	350	350
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
8.0% Senior debentures due 2012	200	200
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
7.45% Senior debentures due 2011	150	150
7.625% Senior debentures due 2013	125	125
7.45% Senior debentures due 2016	125	125
7.875% Senior debentures due 2036	108	108
7.5% Senior debentures due 2015	100	100
8.125% Senior debentures due 2035	76	76
8.75% Senior debentures due 2029	61	61
9.5% amortizing debentures due 2021	41	44
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
7.6% Senior debentures due 2025	24	24
9.75% amortizing debentures due 2021	22	24
7.875% Senior debentures due 2030	18	18
10.625% Senior debentures due 2010	0	150
8.5% Senior notes due 2010	0	76
Premium on acquired debt, using an effective interest yield of 4.854% to 6.165%	275	308
Capital lease and other long-term obligations	47	60

	$8,456	$8,733

*	The rate of interest payable in respect of these senior notes was increased by one percent per annum to 8.875% in April 2009 as a result of a downgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes could increase or decrease by up to one percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense is as follows:

	2009	2008	2007
	(millions)
Interest on debt	$587	$621	$617
Amortization of debt premium	(33)	(34)	(37)
Amortization of financing costs	10	7	6
Interest on capitalized leases	3	5	4

	567	599	590
Less interest capitalized on construction	5	11	11

	$562	$588	$579

Future maturities of long-term debt, other than capitalized leases and premium on acquired debt, are shown below:

(millions)
Fiscal year:
2011	$662
2012	1,663
2013	138
2014	508
2015	756
After 2015	4,429

Between January 30, 2010 and the date of this report, consistent with its strategy to reduce its indebtedness, the Company has used approximately $526 million of cash to repurchase approximately $500 million of indebtedness prior to its maturity. In connection with these repurchases, the Company has recognized additional interest expense of approximately $27 million due to the expenses associated with the early retirement of this debt.

The rate of interest payable in respect of $650 million in aggregate principal amount of the Company’s senior notes outstanding at January 30, 2010 was increased by one percent per annum to 8.875% in April 2009 as a result of a downgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding at January 30, 2010 could increase or decrease by up to one percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of January 30, 2010, and January 31, 2009, there were no revolving credit loans outstanding under the credit agreement. However, there were $52 million and $48 million of standby letters of credit outstanding at January 30, 2010, and January 31, 2009, respectively. There were no borrowings under this agreement during 2009. The amount of borrowings under this agreement, net of invested cash and cash equivalent balances by Macy’s, Inc. (“Parent”), increased to its highest level for 2008 of $163 million on November 28, 2008. Revolving loans under the credit agreement bear interest based on various published rates.

This agreement, which is an obligation of a wholly-owned subsidiary of Macy’s, Inc., is not secured. However, Parent and each direct and indirect subsidiary of such wholly owned subsidiary of Macy’s, Inc. has fully and unconditionally guaranteed this obligation, subject to specified limitations.

The Company’s interest coverage ratio for 2009 was 4.54 and its leverage ratio at January 30, 2010 was 3.15, in each case as calculated in accordance with the credit agreement. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.75 (4.50 after October 2010 and 4.90 prior to October 2009). The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $500 million from the date of the amended agreement and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt and net interest are adjusted to exclude the premium on acquired debt and the resulting amortization, respectively.

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

Commercial Paper

The Company is a party to a $2,000 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. The Company had no commercial paper outstanding under its commercial paper program as of or during the years ended January 30, 2010 and January 31, 2009.

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

Other Financing Arrangements

There were no other standby letters of credit outstanding at January 30, 2010 or January 31, 2009.

12.	Accounts Payable and Accrued Liabilities

	January 30, 2010	January 31, 2009
	(millions)
Accounts payable	$484	$611
Liabilities to customers	670	672
Lease related liabilities	265	255
Accrued wages and vacation	307	136
Taxes other than income taxes	199	195
Current portion of workers’ compensation and general liability reserves	141	153
Accrued interest	122	132
Current portion of post employment and postretirement benefits	94	123
Severance and relocation	71	30
Other	273	321

	$2,626	$2,628

Liabilities to customers includes liabilities related to gift cards and customer award certificates of $594 million at January 30, 2010 and $599 million at January 31, 2009 and also includes an estimated allowance for future sales returns of $65 million at January 30, 2010 and $59 million at January 31, 2009. Adjustments to the allowance for future sales returns, which amounted to a charge of $6 million for 2009, a credit of $14 million for 2008, and a credit of $5 million for 2007, are reflected in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2009	2008	2007
	(millions)
Balance, beginning of year	$495	$471	$487
Charged to costs and expenses	124	164	131
Payments, net of recoveries	(141)	(140)	(147)

Balance, end of year	$478	$495	$471

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At January 30, 2010 and January 31, 2009, workers’ compensation and general liability reserves included $90 million of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

Other in the foregoing Accounts Payable and Accrued Liabilities table, at January 31, 2009, included $25 million for the settlement of a wage and hour class action in California, which was paid in February 2009.

13.	Taxes

Income tax expense is as follows:

	2009			2008			2007
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
				(millions)
Federal	$48	$96	$144	$6	$(123)	$(117)	$370	$(10)	$360
State and local	9	4	13	8	(26)	(18)	53	(2)	51

	$57	$100	$157	$14	$(149)	$(135)	$423	$(12)	$411

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2009, 2008 and 2007 to income (loss) from continuing operations before income taxes. The reasons for this difference and their tax effects are as follows:

	2009	2008	2007
	(millions)
Expected tax	$177	$(1,728)	$462
State and local income taxes, net of federal income tax benefit	9	(12)	36
Settlement of federal tax examinations	(21)	0	(78)
Non-deductibility of goodwill impairment charges	0	1,611	0
Other	(8)	(6)	(9)

	$157	$(135)	$411

During the fourth quarter of 2009, the Company settled Internal Revenue Service (“IRS”) examinations for fiscal years 2008, 2007 and 2006. As a result of the settlement, the Company recognized previously unrecognized tax benefits and related accrued interest totaling $21 million, primarily attributable to the disposition of former subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2007, the Company settled an IRS examination for fiscal years 2005, 2004 and 2003. As a result of the settlement, the Company recognized previously unrecognized tax benefits and related accrued interest totaling $78 million, primarily attributable to losses related to the disposition of a former subsidiary.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 30, 2010	January 31, 2009
	(millions)
Deferred tax assets:
Post employment and postretirement benefits	$645	$654
Accrued liabilities accounted for on a cash basis for tax purposes	306	276
Long-term debt	128	144
Unrecognized state tax benefits and accrued interest	100	105
Federal operating loss carryforwards	0	7
State operating loss carryforwards	56	55
Other	119	95
Valuation allowance	(28)	(33)

Total deferred tax assets	1,326	1,303

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(1,856)	(1,950)
Merchandise inventories	(441)	(442)
Intangible assets	(125)	(94)
Other	(178)	(158)

Total deferred tax liabilities	(2,600)	(2,644)

Net deferred tax liability	$(1,274)	$(1,341)

The valuation allowance of $28 million at January 30, 2010 and $33 million at January 31, 2009 relates to net deferred tax assets for state net operating loss carryforwards. The net change in the valuation allowance amounted to a decrease of $5 million for 2009 and an increase of $14 million for 2008.

As of January 30, 2010, the Company had no federal net operating loss carryforwards and state net operating loss carryforwards, net of valuation allowance, of approximately $816 million, which will expire between 2010 and 2030.

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which is now included in ASC Topic 740, “Income Taxes,” on February 4, 2007. The adoption of this guidance resulted in a net increase to accruals for uncertain tax positions of $1 million, an increase to the beginning balance of accumulated equity of $1 million and an increase to goodwill of $2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 30, 2010	January 31, 2009
	(millions)
Balance, beginning of period	$237	$237
Additions based on tax positions related to the current year	23	31
Additions for tax positions of prior years	0	3
Reductions for tax positions of prior years (including $0 and $5 million credited to goodwill)	(34)	(21)
Settlements	(8)	(2)
Statute expirations (including $0 and $7 million credited to goodwill)	(11)	(11)

Balance, end of period	$207	$237

As of January 30, 2010 and January 31, 2009, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $135 million and $160 million, respectively.

The Company classifies unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets. At January 30, 2010, $193 million of unrecognized tax benefits is included in other liabilities and $14 million is included in current income taxes on the Consolidated Balance Sheets. At January 31, 2009, $215 million of unrecognized tax benefits were included in other liabilities and $22 million were included in current income taxes on the Consolidated Balance Sheets.

The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. During 2009, 2008 and 2007, the Company recognized charges of $4 million, $16 million and $3 million, respectively, in income tax expense for federal, state and local interest and penalties.

The Company had approximately $78 million and $79 million accrued for the payment of federal, state and local interest and penalties at January 30, 2010 and January 31, 2009, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at January 30, 2010 and January 31, 2009 are insignificant. During 2008, the accrual for federal, state and local interest and penalties was reduced by $3 million and was recognized as a reduction of goodwill. At January 30, 2010, approximately $71 million of federal, state and local interest and penalties is included in other liabilities and $7 million is included in current income taxes on the Consolidated Balance Sheets.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 1999. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Retirement Plans

The Company has a funded defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has an unfunded defined benefit supplementary retirement plan (“SERP”), which provides benefits, for certain employees, in excess of qualified plan limitations. For 2009, 2008 and 2007, retirement expense for these plans totaled $119 million, $151 million and $170 million, respectively.

Effective February 4, 2007, the Company adopted the measurement date provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (subsequently included in ASC Subtopic 715-30, “Defined Benefit Plans – Pension”). This required a change in the Company’s measurement date, which was previously December 31, to be the date of the Company’s fiscal year-end. As a result, the Company recorded a $6 million decrease to accumulated equity, a $29 million decrease to accumulated other comprehensive loss, a $37 million decrease to other liabilities and a $14 million increase to deferred income taxes.

Pension Plan

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of January 30, 2010 and January 31, 2009:

	2009	2008
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$2,444	$2,656
Service cost	81	97
Interest cost	173	159
Actuarial (gain) loss	401	(221)
Benefits paid	(220)	(247)

Projected benefit obligation, end of year	$2,879	$2,444
Changes in plan assets
Fair value of plan assets, beginning of year	$1,438	$2,319
Actual return on plan assets	277	(634)
Company contributions	370	0
Benefits paid	(220)	(247)

Fair value of plan assets, end of year	$1,865	$1,438

Funded status at end of year	$(1,014)	$(1,006)

Amounts recognized in the Consolidated Balance Sheets at January 30, 2010 and January 31, 2009
Other liabilities	$(1,014)	$(1,006)

Amounts recognized in accumulated other comprehensive loss at January 30, 2010 and January 31, 2009
Net actuarial loss	$1,186	$875
Prior service credit	(3)	(4)

	$1,183	$871

The accumulated benefit obligation for the Pension Plan was $2,657 million as of January 30, 2010 and $2,261 million as of January 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the Pension Plan included the following actuarially determined components:

	2009	2008	2007
	(millions)
Net Periodic Pension Cost
Service cost	$81	$97	$104
Interest cost	173	159	157
Expected return on assets	(187)	(192)	(196)
Amortization of net actuarial loss	0	5	23
Amortization of prior service credit	(1)	0	(1)

	66	69	87
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial loss	311	604	40
Amortization of net actuarial loss	0	(5)	(23)
Amortization of prior service credit	1	0	1

	312	599	18

Total recognized in net periodic pension cost and other comprehensive income	$378	$668	$105

The estimated net actuarial loss and prior service credit for the Pension Plan that will be amortized from accumulated other comprehensive loss (income) into net periodic benefit cost during 2010 are $60 million and $(1) million, respectively.

As permitted under ASC Subtopic 715-30, “Defined Benefit Plans – Pension,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the Pension Plan.

The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at January 30, 2010 and January 31, 2009:

	2009	2008
Discount rate	5.65%	7.45%
Rate of compensation increases	4.50%	5.40%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2009	2008	2007
Discount rate prior to change in measurement date	0	0	5.85%
Discount rate subsequent to change in measurement date	7.45%	6.25%	5.95%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increases	5.40%	5.40%	5.40%

The Pension Plan’s assumptions are evaluated annually and updated as necessary.

The discount rate used to determine the present value of the projected benefit obligation for the Pension Plan is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for the projected benefit obligation.

The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long-term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses.

The Company develops its rate of compensation increase assumption on an age-graded basis based on recent experience and reflects an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. The salary increase assumption is used to project employees’ pay in future years and its impact on the projected benefit obligation for the Pension Plan. This assumption was revised during 2009 based on the completion of a third-party assumption study reflecting more recent experience.

The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through the asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 60% equity securities, 25% debt securities, 10% real estate and 5% private equities.

The Company generally employs investment managers to specialize in a specific asset class. These managers are chosen and monitored with the assistance of professional advisors, using criteria that include organizational structure, investment philosophy, investment process, performance compared to market benchmarks and peer groups.

The Company periodically conducts an analysis of the behavior of the Pension Plan’s assets and liabilities under various economic and interest rate scenarios to ensure that the long-term target asset allocation is appropriate given the liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 30, 2010, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$184	$0	$184	$0
Equity securities:
U.S	613	163	450	0
International	262	0	262	0
Fixed income securities:
U. S. Treasury bonds	41	0	41	0
Other Government bonds	11	0	11	0
Agency backed bonds	15	0	15	0
Corporate bonds	91	0	91	0
Mortgage-backed securities	91	0	91	0
Asset-backed securities	20	0	20	0
Pooled funds	164	0	164	0
Other types of investments:
Real estate	156	0	0	156
Hedge funds	133	0	0	133
Private equity	124	0	0	124

Total	$1,905	$163	$1,329	$413

Corporate bonds consist primarily of investment grade bonds of U.S. issuers from diverse industries.

The fair value of the real estate, hedge funds and private equity investments represents the reported net asset value of shares or underlying assets of the investment. Private equity and real estate investments are valued using fair values per the most recent financial reports provided by the investment sponsor, adjusted as appropriate for any lag between the date of the financial reports and January 30, 2010. The real estate investments are diversified across property types and geographical areas primarily in the United States of America. Private equity investments generally invest in limited partnerships in the United States of America and Europe. The hedge fund investments are through a fund of funds approach.

Due to the nature of the underlying assets of the real estate, hedge funds and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of January 30, 2010, certain of these investments are generally subject to lock-up periods, ranging from four to ten years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to twice per year, and certain of these investments are subject to advance notice requirements, ranging from sixty-day notification to ninety-day notification. As of January 30, 2010, the Pension Plan had unfunded commitments related to certain of these investments totaling approximately $78 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a summary of changes in fair value of the Pension Plan’s level 3 assets for 2009:

(millions)
Balance, beginning of year	$419
Actual loss on plan assets:
Relating to assets still held at the reporting date	(13)
Relating to assets sold during the period	(21)
Purchases, sales, issuances and settlements, net	28

Balance, end of year	$413

During 2009, the Company made funding contributions to the Pension Plan totaling approximately $370 million. On February 22, 2010, the Company made a funding contribution to the Pension Plan of $325 million. The Company does not presently anticipate making any additional funding contributions to the Pension Plan during 2010, but may choose to do so in its discretion.

The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year:
2010	$222
2011	214
2012	219
2013	224
2014	233
2015-2019	1,201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan

The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of January 30, 2010 and January 31, 2009:

	2009	2008
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$599	$643
Service cost	4	8
Interest cost	42	39
Actuarial (gain) loss	113	(57)
Benefits paid	(78)	(34)

Projected benefit obligation, end of year	$680	$599

Change in plan assets
Fair value of plan assets, beginning of year	$0	$0
Company contributions	78	34
Benefits paid	(78)	(34)

Fair value of plan assets, end of year	$0	$0

Funded status at end of year	$(680)	$(599)

Amounts recognized in the Consolidated Balance Sheets at January 30, 2010 and January 31, 2009
Accounts payable and accrued liabilities	$(54)	$(47)
Other liabilities	(626)	(552)

	$(680)	$(599)

Amounts recognized in accumulated other comprehensive (income) loss at January 30, 2010 and January 31, 2009
Net actuarial (gain) loss	$94	$(19)
Prior service credit	(3)	(5)

	$91	$(24)

The accumulated benefit obligation for the supplementary retirement plan was $643 million as of January 30, 2010 and $561 million as of January 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive income for the supplementary retirement plan included the following actuarially determined components:

	2009	2008	2007
	(millions)
Net Periodic Pension Cost
Service cost	$4	$8	$7
Interest cost	42	39	38
Amortization of net actuarial loss	0	0	1
Amortization of prior service credit	(2)	(2)	(1)

	44	45	45
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial (gain) loss	113	(57)	(27)
Amortization of net actuarial loss	0	0	(1)
Amortization of prior service credit	2	2	1

	115	(55)	(27)

Total recognized in net periodic pension cost and other comprehensive income	$159	$(10)	$18

The estimated net actuarial loss and prior service credit for the supplementary retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2010 are $4 million and $(1) million, respectively.

As permitted under ASC Subtopic 715-30, “Defined Benefit Plans – Pension,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the plans.

The following weighted average assumptions were used to determine the projected benefit obligations for the supplementary retirement plan at January 30, 2010 and January 31, 2009:

	2009	2008
Discount rate	5.65%	7.45%
Rate of compensation increases	4.90%	7.20%

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2009	2008	2007
Discount rate prior to change in measurement date	0	0	5.85%
Discount rate subsequent to change in measurement date	7.45%	6.25%	5.95%
Rate of compensation increases	7.20%	7.20%	7.20%

The supplementary retirement plan’s assumptions are evaluated annually and updated as necessary.

The discount rate used to determine the present value of the projected benefit obligation for the supplementary retirement plan is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for the projected benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company develops its rate of compensation increase assumption on an age-graded basis based on recent experience and reflects an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. The salary increase assumption is used to project employees’ pay in future years and its impact on the projected benefit obligation for the supplementary retirement plan. This assumption was revised during 2009 based on the completion of a third-party assumption study reflecting more recent experience.

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year:
2010	$54
2011	50
2012	48
2013	48
2014	52
2015-2019	258

Savings Plan

The Savings Plan includes a voluntary savings feature for eligible employees. The Company’s contribution was historically based on the Company’s annual earnings and more recently based on a discretionary matching contribution with a minimum contribution based on an employee’s eligible savings of 10% for 2009 and 33 1/3% for 2008 and 2007. Expense for the Savings Plan amounted to $9 million for 2009, $37 million for 2008 and $38 million for 2007.

Deferred Compensation Plan

The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At January 30, 2010 and January 31, 2009, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $51 million and $52 million, respectively. Expense for 2009, 2008 and 2007 was immaterial.

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

Effective February 4, 2007, the Company adopted the measurement date provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (subsequently included in ASC Subtopic 715-60, “Defined Benefit Plans – Other Postretirement”). This required a change in the Company’s measurement date, which was previously December 31, to be the date of the Company’s fiscal year-end. As a result, the Company recorded a $1 million decrease to accumulated equity and a $1 million increase to other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of January 30, 2010 and January 31, 2009:

	2009	2008
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$277	$351
Interest cost	19	19
Actuarial (gain) loss	8	(70)
Medicare Part D subsidy	2	2
Benefits paid	(28)	(25)

Accumulated postretirement benefit obligation, end of year	$278	$277
Change in plan assets
Fair value of plan assets, beginning of year	$0	$0
Company contributions	28	25
Benefits paid	(28)	(25)

Fair value of plan assets, end of year	$0	$0

Funded status at end of year	$(278)	$(277)

Amounts recognized in the Consolidated Balance Sheets at January 30, 2010 and January 31, 2009
Accounts payable and accrued liabilities	$(31)	$(39)
Other liabilities	(247)	(238)

	$(278)	$(277)

Amounts recognized in accumulated other comprehensive income at January 30, 2010 and January 31, 2009
Net actuarial gain	$(38)	$(53)

Net postretirement benefit costs and other amounts recognized in other comprehensive income included the following actuarially determined components:

	2009	2008	2007
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$0	$0	$0
Interest cost	19	19	21
Amortization of net actuarial (gain) loss	(7)	(3)	1
Amortization of prior service credit	0	0	(1)

	12	16	21
Other Changes in Plan Assets and Projected Benefit Obligation
Recognized in Other Comprehensive Income
Net actuarial (gain) loss	8	(70)	(3)
Amortization of net actuarial gain (loss)	7	3	(1)
Amortization of prior service credit	0	0	1

	15	(67)	(3)

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$27	$(51)	$18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated net actuarial gain of the postretirement obligations that will be amortized from accumulated other comprehensive income into net postretirement benefit cost during 2010 is $(4) million.

As permitted under ASC Subtopic 715-60, “Defined Benefit Plans – Other Postretirement,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the plans.

The following weighted average assumptions were used to determine the accumulated postretirement benefit obligations at January 30, 2010 and January 31, 2009:

	2009	2008
Discount rate	5.65%	7.45%

The following weighted average assumptions were used to determine the net postretirement benefit costs for the postretirement obligations:

	2009	2008	2007
Discount rate prior to change in measurement date	0	0	5.85%
Discount rate subsequent to change in measurement date	7.45%	6.25%	5.95%

The postretirement benefit obligation assumptions are evaluated annually and updated as necessary.

The discount rate used to determine the present value of the Company’s accumulated postretirement benefit obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for the accumulated postretirement benefit obligations.

The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs.

The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at January 30, 2010 and January 31, 2009:

	2009	2008
Health care cost trend rates assumed for next year	8.69% – 10.54%	7.17% – 11.57%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022

The assumed health care cost trend rates have a significant effect on the amounts reported for the accumulated postretirement benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase	1 – Percentage Point Decrease
	(millions)
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	$14	$(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations:

(millions)
Fiscal year:
2010	$29
2011	29
2012	28
2013	27
2014	26
2015-2019	112

The estimated benefit payments reflect estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 of $2 million in each of 2010, 2011, 2012 and 2013, $1 million in 2014 and $6 million for the period 2015 to 2019.

16.	Stock Based Compensation

During 2009, the Company obtained shareholder approval for the Macy’s 2009 Omnibus Incentive Compensation Plan under which up to fifty-one million shares of Common Stock may be issued. This plan is intended to help the Company attract and retain directors, officers, other key executives and employees and is also intended to provide incentives and rewards relating to the Company’s business plans to encourage such persons to devote themselves to the business of the Company. Prior to 2009, the Company had two equity plans. As of the date of the Merger, the Company assumed May’s equity plan, which was subsequently amended to have identical terms and provisions of the Company’s other equity plan. At the date of the Merger, all outstanding May options under May’s equity plan were fully vested and were converted into options to acquire common stock of the Company in accordance with the Merger agreement. The following disclosures present the Company’s equity plans prior to 2009 on a combined basis. The equity plan is administered by the Compensation and Management Development Committee of the Board of Directors (the “CMD Committee”). The CMD Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors. Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms and typically vest ratably over four years of continued employment.

The Company also has a stock credit plan. Beginning in 2004, key management personnel became eligible to earn a stock credit grant over a two-year performance period ended January 28, 2006. In general, each stock credit is intended to represent the right to receive the value associated with one share of the Company’s common stock, including dividends paid on shares of the Company’s common stock during the period from the end of the performance period until such stock credit is settled in cash. The total remaining stock credit awards outstanding as of January 31, 2009, including reinvested dividend equivalents earned during the holding period, relating to the 2004 grant was paid in cash in early 2009. In 2006, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending February 2, 2008. There were a total of 1,451,889 stock credit awards outstanding as of January 30, 2010, including reinvested dividend equivalents earned during the holding period, relating to the 2006 grant. In general, with respect to the stock credits awarded to participants in 2006, the value of one-half of the stock credits earned plus reinvested dividend equivalents was paid in cash in early 2010 and the value of the other half of such earned stock credits plus reinvested dividend equivalents will be paid in cash in early 2011. In 2008, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending January 30, 2010. There were a total of 1,815,466 stock credit awards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding as of January 30, 2010, relating to the 2008 grant. In general, with respect to the stock credits awarded to participants in 2008, the value of one-half of the stock credits earned plus reinvested dividend equivalents will be paid in cash in early 2012 and the value of the other half of such earned stock credits plus reinvested dividend equivalents will be paid in cash in early 2013. Compensation expense for stock credit awards is recorded on a straight-line basis primarily over the vesting period and is calculated based on the ending stock price for each reporting period. At January 30, 2010 and January 31, 2009, the liabilities under the stock credit plans, which is reflected in other liabilities on the Consolidated Balance Sheets, was $45 million and $23 million, respectively.

During 2009, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company (the “Founders Awards”). The Founders Awards may be earned upon the completion of a three-year performance period ending January 28, 2012. Whether units are earned at the end of the performance period will be determined based on the achievement of relative total shareholder return (“TSR”) performance objectives set by the CMD Committee in connection with the issuance of the units. Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a ten-company executive compensation peer group over the performance period, assuming the reinvestment of dividends. If the Company’s TSR for the performance period is equal to or less than the median TSR for the peer group, the entire Founders Award opportunity will be forfeited. If the Company’s TSR for the performance period is above the median but equal to or below the 66th percentile for the peer group, 75% of the award opportunity will vest. If the Company’s TSR for the performance period is above the 66th percentile for the peer group, 100% of the award opportunity will vest.

During 2009, the Company recorded approximately $43 million of stock-based compensation expense for stock options, approximately $26 million of stock-based compensation expense for stock credits, approximately $3 million of stock-based compensation expense for restricted stock and approximately $4 million of stock-based compensation expense for performance-based restricted stock units. During 2008, the Company recorded approximately $55 million of stock-based compensation expense for stock options and approximately $6 million of stock-based compensation expense for restricted stock. Also during 2008, the Company recorded a credit of approximately $18 million related to stock credits, reflecting a decrease in the stock price used to calculate settlement amounts. During 2007, the Company recorded approximately $63 million of stock-based compensation expense for stock options and approximately $4 million of stock-based compensation expense for restricted stock. Also during 2007, the Company recorded a credit of approximately $7 million related to stock credits, reflecting a decrease in the stock price used to calculate settlement amounts. All stock-based compensation expense is recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The income tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation was approximately $28 million, approximately $16 million, and approximately $22 million, for 2009, 2008 and 2007, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, “Compensation – Stock Compensation.” The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. For options granted, the Company recognizes the fair value on a straight-line basis primarily over the vesting period of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock-based awards granted during 2009, 2008 and 2007 and the weighted average assumptions used to estimate the fair value of stock options are as follows:

	2009	2008	2007
Weighted average grant date fair value of stock options granted during the period	$2.51	$7.42	$16.64
Weighted average grant date fair value of restricted stock granted during the period	$0	$24.85	$44.10
Dividend yield	2.3%	2.2%	1.2%
Expected volatility	36.4%	36.2%	36.9%
Risk-free interest rate	1.9%	2.7%	4.6%
Expected life	5.4 years	5.3 years	5.3 years

Stock option activity for 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	38,794.4	$28.64
Granted	6,091.7	8.80
Canceled or forfeited	(5,554.2)	30.24
Exercised	(527.0)	15.79

Outstanding, end of period	38,804.9	$25.47

Exercisable, end of period	25,474.8	$27.08	4.1	$(284)

Options expected to vest	11,730.5	$22.39	8.2	$(76)

The total intrinsic value of options exercised was $2 million, $1 million and $145 million in 2009, 2008 and 2007, respectively. The total grant-date fair value of stock options that vested during 2009, 2008 and 2007 was $71 million, $65 million and $54 million, respectively. Cash received from stock option exercises under the Company’s equity plan amounted to approximately $8 million for 2009, $6 million for 2008 and $204 million for 2007. There were no tax benefits realized from exercised stock options and vested restricted stock for 2009. Tax benefits realized from exercised stock options and vested restricted stock amounted to less than $1 million for 2008 and $51 million for 2007.

Restricted stock award activity for 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	482,864	$34.18
Granted	0	0
Forfeited	(10,000)	35.83
Vested	(293,808)	34.44

Nonvested, end of period	179,056	$33.66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No shares of Common Stock were granted in the form of restricted stock during 2009. During 2008, 144,864 shares of Common Stock were granted in the form of restricted stock at a per share market value of $24.85, vesting ratably each year over the next three years. During 2007, 82,000 shares of Common Stock were granted in the form of restricted stock at per share market values of $40.23 to $46.51, fully vesting after either three or four years. Compensation expense is recorded for all restricted stock grants based on the amortization of the fair market value at the time of grant of the restricted stock over the period the restrictions lapse. There have been no grants of stock appreciation rights under the equity plans.

During 2009, 2,886,975 shares of Common Stock were granted in the form of performance-based restricted stock units, the Founders Awards, at a per share fair value of $3.59. The fair value amount was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a ten-company executive compensation peer group over the remaining performance period. The expected volatility of the Company’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period. For the Founders Awards granted, the Company recognizes the fair value on a straight-line basis over the three-year performance period of the performance-based restricted stock units.

As of January 30, 2010, 45.4 million shares of common stock were available for additional grants pursuant to the Company’s equity plan. Common stock is delivered out of treasury stock upon the exercise of stock options and grant of restricted stock.

As of January 30, 2010, the Company had $52 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years. As of January 30, 2010, the Company had $1 million of unrecognized compensation costs related to nonvested restricted stock awards, which is expected to be recognized in the fiscal year ending January 29, 2011, and $7 million of unrecognized compensation costs related to nonvested performance based restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.5 years.

17.	Shareholders’ Equity

The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 495.0 million shares of Common Stock issued and 420.8 million shares of Common Stock outstanding at January 30, 2010, and 495.0 million shares of Common Stock issued and 420.1 million shares of Common Stock outstanding at January 31, 2009 (with shares held in the Company’s treasury being treated as issued, but not outstanding).

Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of January 30, 2010, $852 million of authorization remained unused. Although the Company’s share repurchase program is currently suspended and the Company has not made any purchases of Common Stock since February 1, 2008 and currently does not intend to make any such purchases in 2010, it may resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Treasury Stock

Treasury stock contains shares repurchased under the share repurchase program, shares repurchased to cover employee tax liabilities related to stock plan activity and shares maintained in a trust related to deferred compensation plans. Under the deferred compensation plans, shares are maintained in a trust to cover the number estimated to be needed for distribution on account of stock credits currently outstanding.

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

	Common Stock Issued	Treasury Stock			Common Stock Outstanding
		Deferred Compensation Plans	Other	Total
			(thousands)
Balance at February 3, 2007	604,038.5	(1,239.0)	(105,874.9)	(107,113.9)	496,924.6
Stock issued under stock plans		(81.3)	8,092.2	8,010.9	8,010.9
Stock repurchases:
Repurchase program			(85,219.5)	(85,219.5)	(85,219.5)
Other			(73.2)	(73.2)	(73.2)
Deferred compensation plan distributions		102.2		102.2	102.2
Retirement of common stock	(109,000.0)		109,000.0	109,000.0	0

Balance at February 2, 2008	495,038.5	(1,218.1)	(74,075.4)	(75,293.5)	419,745.0
Stock issued under stock plans		(157.6)	464.1	306.5	306.5
Stock repurchases:
Repurchase program				0	0
Other			(25.7)	(25.7)	(25.7)
Deferred compensation plan distributions		58.0		58.0	58.0

Balance at January 31, 2009	495,038.5	(1,317.7)	(73,637.0)	(74,954.7)	420,083.8
Stock issued under stock plans		(105.0)	937.9	832.9	832.9
Stock repurchases:
Repurchase program				0	0
Other			(130.1)	(130.1)	(130.1)
Deferred compensation plan distributions		56.6		56.6	56.6

Balance at January 30, 2010	495,038.5	(1,366.1)	(72,829.2)	(74,195.3)	420,843.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Fair Value Measurements and Concentrations of Credit Risk

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis:

	January 30, 2010				January 31, 2009
	Total	Fair Value Measurements			Total	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$99	$33	$66	$0	$88	$25	$63	$0

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

The following table shows the estimated fair value of the Company’s long-term debt:

	January 30, 2010			January 31, 2009
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$8,156	$8,431	$7,946	$8,394	$8,702	$5,772

The following table shows certain of the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during 2009:

	Total	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(millions)
Long-lived assets held and used	$33	$0	$0	$33

During 2009, long-lived assets held and used with a carrying value of $148 million were written down to their fair value of $33 million, resulting in an asset impairment charge of $115 million. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Earnings (Loss) Per Share

The reconciliation of basic earnings (loss) per share to diluted earnings (loss) per share based on income (loss) from continuing operations is as follows:

	2009			2008			2007
	Income		Shares	Loss		Shares	Income		Shares
	(millions, except per share data)
Income (loss) from continuing operations and average number of shares outstanding	$350		420.4	$(4,803)		420.0	$909		445.6
Shares to be issued under deferred compensation plans			1.3			1.2			1.0

	$350		421.7	$(4,803)		421.2	$909		446.6
Basic earnings (loss) per share		$.83			$(11.40)			$2.04

Effect of dilutive securities –
Stock options and restricted stock			1.5			0			5.2

	$350		423.2	$(4,803)		421.2	$909		451.8
Diluted earnings (loss) per share		$.83			$(11.40)			$2.01

In addition to the stock options and restricted stock reflected in the foregoing table, stock options to purchase 28.9 million shares of common stock at prices ranging from $17.40 to $46.15 per share, 75,000 shares of restricted stock and 2.9 million shares of performance-based restricted stock units were outstanding at January 30, 2010 and stock options to purchase 20.2 million shares of common stock at prices ranging from $27.00 to $46.15 per share and 274,000 shares of restricted stock were outstanding at February 2, 2008 but were not included in the computation of diluted earnings per share for 2009 and 2007, respectively, because their inclusion would have been antidilutive.

Stock options to purchase 38.8 million of shares of common stock at prices ranging from $12.79 to $46.15 per share and 483,000 shares of restricted stock were outstanding at January 31, 2009, but were not included in the computation of diluted loss per share for 2008 because, as a result of the Company’s net loss for the fiscal year, their inclusion would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results (unaudited)

Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2009:
Net sales	$5,199	$5,164	$5,277	$7,849
Cost of sales	(3,219)	(3,021)	(3,156)	(4,577)

Gross margin	1,980	2,143	2,121	3,272
Selling, general and administrative expenses	(1,956)	(1,861)	(2,033)	(2,212)
Division consolidation costs and store closing related costs	(138)	(34)	(33)	(71)
Asset impairment charges	0	0	0	(115)
Net income (loss)	(88)	7	(35)	466
Basic earnings (loss) per share	(.21)	.02	(.08)	1.10
Diluted earnings (loss) per share	(.21)	.02	(.08)	1.10

2008:
Net sales	$5,747	$5,718	$5,493	$7,934
Cost of sales	(3,527)	(3,346)	(3,324)	(4,812)

Gross margin	2,220	2,372	2,169	3,122
Selling, general and administrative expenses	(2,103)	(2,037)	(2,085)	(2,256)
Division consolidation costs and store closing related costs	(87)	(26)	(16)	(58)
Asset impairment charges	0	(50)	0	(161)
Goodwill impairment charges	0	0	0	(5,382)
Net income (loss)	(59)	73	(44)	(4,773)
Basic earnings (loss) per share	(.14)	.17	(.10)	(11.33)
Diluted earnings (loss) per share	(.14)	.17	(.10)	(11.33)

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

Condensed Consolidating Balance Sheets as of January 30, 2010 and January 31, 2009, the related Condensed Consolidating Statements of Operations for 2009, 2008 and 2007, and the related Condensed Consolidating Statements of Cash Flows for 2009, 2008, and 2007 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Balance Sheet

As of January 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,318	$60	$308	$0	$1,686
Receivables	0	82	276	0	358
Merchandise inventories	0	2,536	2,079	0	4,615
Supplies and prepaid expenses	0	98	125	0	223
Income taxes	7	0	0	(7)	0
Deferred income tax assets	0	0	54	(54)	0

Total Current Assets	1,325	2,776	2,842	(61)	6,882
Property and Equipment – net	0	5,383	4,124	0	9,507
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets – net	0	217	461	0	678
Other Assets	4	123	363	0	490
Deferred Income Tax Assets	113	0	0	(113)	0
Intercompany Receivable	890	0	2,188	(3,078)	0
Investment in Subsidiaries	2,627	2,792	0	(5,419)	0

Total Assets	$4,959	$14,606	$10,406	$(8,671)	$21,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$239	$3	$0	$242
Merchandise accounts payable	0	637	675	0	1,312
Accounts payable and accrued liabilities	117	1,529	980	0	2,626
Income taxes	0	4	71	(7)	68
Deferred income taxes	93	167	0	(54)	206

Total Current Liabilities	210	2,576	1,729	(61)	4,454
Long-Term Debt	0	8,432	24	0	8,456
Intercompany Payable	0	3,078	0	(3,078)	0
Deferred Income Taxes	0	570	611	(113)	1,068
Other Liabilities	48	1,161	1,412	0	2,621
Shareholders’ Equity (Deficit)	4,701	(1,211)	6,630	(5,419)	4,701

Total Liabilities and Shareholders’ Equity	$4,959	$14,606	$10,406	$(8,671)	$21,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Income

For 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$0	$12,791	$16,700	$(6,002)	$23,489
Cost of sales	0	(7,836)	(12,073)	5,936	(13,973)

Gross margin	0	4,955	4,627	(66)	9,516
Selling, general and administrative expenses	(8)	(4,616)	(3,504)	66	(8,062)
Division consolidation costs	0	(112)	(164)	0	(276)
Asset impairment charges	0	(114)	(1)	0	(115)

Operating income (loss)	(8)	113	958	0	1,063

Interest (expense) income, net:
External	3	(558)	(1)	0	(556)
Intercompany	(2)	(153)	155	0	0
Equity in earnings of subsidiaries	355	207	0	(562)	0

Income (loss) before income taxes	348	(391)	1,112	(562)	507
Federal, state and local income tax benefit (expense)	2	249	(408)	0	(157)

Net income (loss)	$350	$(142)	$704	$(562)	$350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Cash Flows

For 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$350	$(142)	$704	$(562)	$350
Division consolidation costs	0	112	164	0	276
Asset impairment charges	0	114	1	0	115
Equity in earnings of subsidiaries	(355)	(207)	0	562	0
Dividends received from subsidiaries	436	60	0	(496)	0
Depreciation and amortization	0	619	591	0	1,210
(Increase) decrease in working capital	114	163	(245)	0	32
Other, net	73	(118)	(188)	0	(233)

Net cash provided by operating activities	618	601	1,027	(496)	1,750

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(147)	(227)	0	(374)
Other, net	0	0	(3)	0	(3)

Net cash used by investing activities	0	(147)	(230)	0	(377)

Cash flows from financing activities:
Debt repaid	0	(963)	(3)	0	(966)
Dividends paid	(84)	0	(496)	496	(84)
Issuance of common stock, net of common stock acquired	7	0	0	0	7
Intercompany activity, net	(246)	498	(252)	0	0
Other, net	(24)	3	(8)	0	(29)

Net cash used by financing activities	(347)	(462)	(759)	496	(1,072)

Net increase (decrease) in cash and cash equivalents	271	(8)	38	0	301
Cash and cash equivalents at beginning of period	1,047	68	270	0	1,385

Cash and cash equivalents at end of period	$1,318	$60	$308	$0	$1,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Balance Sheet

As of January 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,047	$68	$270	$0	$1,385
Receivables	2	69	289	0	360
Merchandise inventories	0	2,593	2,176	0	4,769
Supplies and prepaid expenses	0	121	105	0	226
Income taxes	121	0	0	(121)	0
Deferred income tax assets	0	0	22	(22)	0

Total Current Assets	1,170	2,851	2,862	(143)	6,740
Property and Equipment – net	0	5,898	4,544	0	10,442
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets – net	0	250	469	0	719
Other Assets	3	84	414	0	501
Deferred Income Tax Assets	119	0	0	(119)	0
Intercompany Receivable	541	0	2,090	(2,631)	0
Investment in Subsidiaries	3,030	2,791	0	(5,821)	0

Total Assets	$4,863	$15,189	$10,807	$(8,714)	$22,145

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$963	$3	$0	$966
Merchandise accounts payable	0	595	687	0	1,282
Accounts payable and accrued liabilities	143	1,336	1,149	0	2,628
Income taxes	0	23	126	(121)	28
Deferred income taxes	10	234	0	(22)	222

Total Current Liabilities	153	3,151	1,965	(143)	5,126
Long-Term Debt	0	8,706	27	0	8,733
Intercompany Payable	0	2,631	0	(2,631)	0
Deferred Income Taxes	0	363	875	(119)	1,119
Other Liabilities	64	1,139	1,318	0	2,521
Shareholders’ Equity (Deficit)	4,646	(801)	6,622	(5,821)	4,646

Total Liabilities and Shareholders’ Equity	$4,863	$15,189	$10,807	$(8,714)	$22,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Operations

For 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$0	$13,540	$13,755	$(2,403)	$24,892
Cost of sales	0	(8,528)	(8,812)	2,331	(15,009)

Gross margin	0	5,012	4,943	(72)	9,883
Selling, general and administrative expenses	(5)	(4,747)	(3,801)	72	(8,481)
Division consolidation costs	0	(126)	(61)	0	(187)
Asset impairment charges	0	(98)	(113)	0	(211)
Goodwill impairment charges	0	(3,243)	(2,139)	0	(5,382)

Operating loss	(5)	(3,202)	(1,171)	0	(4,378)
Interest (expense) income, net:
External	20	(583)	3	0	(560)
Intercompany	(5)	(130)	135	0	0
Equity in losses of subsidiaries	(4,809)	(1,879)	0	6,688	0

Loss before income taxes	(4,799)	(5,794)	(1,033)	6,688	(4,938)
Federal, state and local income tax benefit (expense)	(4)	530	(391)	0	135

Net loss	$(4,803)	$(5,264)	$(1,424)	$6,688	$(4,803)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Cash Flows

For 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(4,803)	$(5,264)	$(1,424)	$6,688	$(4,803)
Division consolidation costs	0	126	61	0	187
Asset impairment charges	0	98	113	0	211
Goodwill impairment charges	0	3,243	2,139	0	5,382
Equity in losses of subsidiaries	4,809	1,879	0	(6,688)	0
Dividends received from subsidiaries	800	45	0	(845)	0
Depreciation and amortization	0	689	589	0	1,278
(Increase) decrease in working capital	(35)	157	(302)	0	(180)
Other, net	(94)	(572)	457	0	(209)

Net cash provided by operating activities	677	401	1,633	(845)	1,866

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(224)	(567)	0	(791)
Other, net	0	0	(1)	0	(1)

Net cash used by investing activities	0	(224)	(568)	0	(792)

Cash flows from financing activities:
Debt repaid, net of debt issued	0	(13)	(3)	0	(16)
Dividends paid	(221)	(245)	(600)	845	(221)
Issuance of common stock, net of common stock acquired	6	0	0	0	6
Intercompany activity, net	332	106	(438)	0	0
Other, net	(82)	(32)	(20)	0	(134)

Net cash provided (used) by financing activities	35	(184)	(1,061)	845	(365)

Net increase (decrease) in cash and cash equivalents	712	(7)	4	0	709
Cash and cash equivalents at beginning of period	335	75	266	0	676

Cash and cash equivalents at end of period	$1,047	$68	$270	$0	$1,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Income

For 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$0	$13,746	$14,983	$(2,416)	$26,313
Cost of sales	0	(8,630)	(9,371)	2,324	(15,677)

Gross margin	0	5,116	5,612	(92)	10,636
Selling, general and administrative expenses	(10)	(4,732)	(3,919)	107	(8,554)
May integration costs	0	(139)	(87)	7	(219)

Operating income (loss)	(10)	245	1,606	22	1,863
Interest (expense) income, net:
External	24	(574)	7	0	(543)
Intercompany	48	(142)	94	0	0
Equity in earnings of subsidiaries	752	620	0	(1,372)	0

Income from continuing operations before income taxes	814	149	1,707	(1,350)	1,320
Federal, state and local income tax benefit (expense)	79	116	(600)	(6)	(411)

Income from continuing operations	893	265	1,107	(1,356)	909
Discontinued operations, net of income taxes	0	0	0	(16)	(16)

Net income	$893	$265	$1,107	$(1,372)	$893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Cash Flows

For 2007

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from continuing operating activities:
Net income	$893	$265	$1,107	$(1,372)	$893
Loss from discontinued operations	0	0	0	16	16
May integrations costs	0	139	87	(7)	219
Equity in earnings of subsidiaries	(752)	(620)	0	1,372	0
Dividends received from subsidiaries	1,512	210	0	(1,722)	0
Depreciation and amortization	1	701	602	0	1,304
(Increase) decrease in working capital	6	(315)	109	(16)	(216)
Other, net	46	898	(948)	0	(4)

Net cash provided by continuing operating activities	1,706	1,278	957	(1,729)	2,212

Cash flows from continuing investing activities:
Purchase of property and equipment and capitalized software, net	0	(370)	(492)	7	(855)
Proceeds from the disposition of discontinued operations	66	0	0	0	66
Other, net	0	0	29	0	29

Net cash provided (used) by continuing investing activities	66	(370)	(463)	7	(760)

Cash flows from continuing financing activities:
Debt issued, net of debt repaid	0	1,303	(2)	0	1,301
Dividends paid	(230)	(1,000)	(722)	1,722	(230)
Acquisition of common stock, net of common stock issued	(3,065)	0	0	0	(3,065)
Intercompany activity, net	922	(1,163)	240	1	0
Other, net	(32)	(46)	2	1	(75)

Net cash used by continuing financing activities	(2,405)	(906)	(482)	1,724	(2,069)

Net cash provided (used) by continuing operations	(633)	2	12	2	(617)
Net cash used by discontinued operations	0	0	0	(1)	(1)

Net increase (decrease) in cash and cash equivalents	(633)	2	12	1	(618)
Cash and cash equivalents at beginning of period	968	73	254	(1)	1,294

Cash and cash equivalents at end of period	$335	$75	$266	$0	$676