Form 10-Q
period 2010-05-01
Macy's, Inc.
filed 2010-06-07
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2010
Common Stock, $0.01 par value per share	422,106,453 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

Consolidated Statements of Operations

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	May 1, 2010	May 2, 2009

Net sales	$5,574	$5,199

Cost of sales	(3,378)	(3,219)

Gross margin	2,196	1,980

Selling, general and administrative expenses	(1,993)	(1,956)

Division consolidation costs	0	(138)

Operating income (loss)	203	(114)

Interest expense	(163)	(143)

Interest income	1	2

Income (loss) before income taxes	41	(255)

Federal, state and local income tax benefit (expense)	(18)	167

Net income (loss)	$23	$(88)

Basic earnings (loss) per share	$.05	$(.21)

Diluted earnings (loss) per share	$.05	$(.21)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS:
Current Assets:
Cash and cash equivalents	$981	$1,686	$420
Receivables	273	358	254
Merchandise inventories	4,921	4,615	5,026
Income tax receivable	0	0	206
Supplies and prepaid expenses	266	223	253

Total Current Assets	6,441	6,882	6,159

Property and Equipment–net of accumulated depreciation and amortization of $6,028, $5,782 and $5,690	9,294	9,507	10,226
Goodwill	3,743	3,743	3,743
Other Intangible Assets–net	668	678	707
Other Assets	490	490	496

Total Assets	$20,636	$21,300	$21,331

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$685	$242	$135
Merchandise accounts payable	2,010	1,312	1,809
Accounts payable and accrued liabilities	2,127	2,626	2,223
Income taxes	55	68	0
Deferred income taxes	217	206	230

Total Current Liabilities	5,094	4,454	4,397
Long-Term Debt	7,503	8,456	8,719
Deferred Income Taxes	1,045	1,068	1,156
Other Liabilities	2,255	2,621	2,504
Shareholders’ Equity	4,739	4,701	4,555

Total Liabilities and Shareholders’ Equity	$20,636	$21,300	$21,331

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009
Cash flows from operating activities:
Net income (loss)	$23	$(88)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Division consolidation costs	0	138
Depreciation and amortization	287	303
Stock-based compensation expense	29	27
Amortization of financing costs and premium on acquired debt	(6)	(6)
Changes in assets and liabilities:
Decrease in receivables	71	94
Increase in merchandise inventories	(306)	(257)
Increase in supplies and prepaid expenses	(43)	(27)
(Increase) decrease in other assets not separately identified	1	(3)
Increase in merchandise accounts payable	639	516
Decrease in accounts payable and accrued liabilities not separately identified	(453)	(479)
Decrease in current income taxes	(12)	(234)
Increase (decrease) in deferred income taxes	(16)	43
Decrease in other liabilities not separately identified	(363)	(30)

Net cash used by operating activities	(149)	(3)

Cash flows from investing activities:
Purchase of property and equipment	(36)	(57)
Capitalized software	(24)	(18)
Disposition of property and equipment	1	7
Other, net	15	14

Net cash used by investing activities	(44)	(54)

(continued)

MACY’S, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(millions)

	13 Weeks Ended May 1, 2010	13 Weeks Ended May 2, 2009
Cash flows from financing activities:
Debt repaid	(505)	(837)
Dividends paid	(21)	(21)
Increase (decrease) in outstanding checks	1	(50)
Acquisition of treasury stock	(1)	0
Issuance of common stock	14	0

Net cash used by financing activities	(512)	(908)

Net decrease in cash and cash equivalents	(705)	(965)
Cash and cash equivalents at beginning of period	1,686	1,385

Cash and cash equivalents at end of period	$981	$420

Supplemental cash flow information:
Interest paid	$150	$145
Interest received	1	5
Income taxes paid (net of refunds received)	78	28

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Summary of Significant Accounting Policies

Macy’s, Inc. and subsidiaries (the “Company”) is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods. The Company’s operations include approximately 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.

A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 (the “2009 10-K”). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2009 10-K.

Net sales include merchandise sales, leased department income, shipping and handling fees and sales to third party retailers. Beginning with the first quarter of 2010, the Company began including sales of private brand goods directly to third party retailers and sales of excess inventory to third parties in net sales. These items were previously reported, net of the related cost of sales, in selling, general and administrative expenses. This change in presentation had an immaterial impact on reported net sales, does not impact comparable store sales, net income (loss) or diluted earnings (loss) per share, and was not applied retroactively to periods ended prior to May 1, 2010.

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

The Consolidated Financial Statements for the 13 weeks ended May 1, 2010 and May 2, 2009, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 1, 2010 and May 2, 2009 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Certain reclassifications were made to the prior fiscal year’s amounts to conform with the classifications of such amounts for the current fiscal year.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-16, relating to the accounting and disclosures for transfers of financial assets. This guidance requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. The Company adopted this guidance on January 31, 2010, and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, with the intent to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Company adopted this guidance on January 31, 2010, and the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides amendments and requires new disclosures relating to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” and also conforming amendments to guidance relating to ASC Topic 715, “Compensation – Retirement Benefits.” The Company adopted this guidance on January 31, 2010, except for the disclosure requirement regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which is effective for interim and annual periods beginning after December 15, 2010. This guidance is limited to the form and content of disclosures, and the portion thereof that has been adopted did not have an impact on the Company’s consolidated financial position, results of operations or cash flows. The Company does not anticipate that the full adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Division Consolidation Costs and Store Closing Related Costs

In 2008, the Company began a localization initiative called “My Macy’s.” This initiative was intended to strengthen local market focus and enhance selling service in an effort to both accelerate same-store sales growth and reduce expenses. To maximize the results from My Macy’s, the Company took action, initially in selected markets, that: concentrated more management talent in local markets, effectively reducing the “span of control” over local stores; created new positions in the field to work with planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowered locally based executives to make more and better decisions.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s was rolled out nationally to new local markets in 2009, the Company’s Macy’s branded stores were reorganized into a unified operating structure, through division consolidations, to support the Macy’s business. Division central office organizations were eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. The New York-based Macy’s Home Store and Macy’s Corporate Marketing divisions no longer exist as separate entities. Home Store functions were integrated into the Macy’s national merchandising, merchandise planning, stores and marketing organizations. Macy’s Corporate Marketing was integrated into the new unified marketing organization. The New York-based Macy’s Merchandising Group was refocused solely on the design, development and marketing of the Macy’s family of private brands.

The following table shows for the 13 weeks ended May 1, 2010, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	January 30, 2010	Payments	May 1, 2010
	(millions)
Severance costs	$69	$(49)	$20

The Company expects to pay out the accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to July 31, 2010. Additionally, the Company paid out the $2 million of accrued severance costs established in connection with the store closings announced in January 2010, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets as of January 30, 2010, during the 13 weeks ended May 1, 2010.

During the 13 weeks ended May 2, 2009, the Company recorded $138 million of costs and expenses associated with the division consolidation and localization initiative announced in February 2009, consisting primarily of severance costs and other human resource-related costs.

The following table shows for the 13 weeks ended May 2, 2009, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	January 31, 2009	Charged To Division Consolidation Costs	Payments	May 2, 2009
	(millions)
Severance costs	$30	$119	$(27)	$122

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.	Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	May 1, 2010			May 2, 2009
	Income		Shares	Loss		Shares
	(millions, except per share figures)
Net income (loss) and average number of shares outstanding	$23		421.4	$(88)		420.1
Shares to be issued under deferred compensation plans			1.2			1.3

	$23		422.6	$(88)		421.4

Basic earnings (loss) per share		$.05			$(.21)

Effect of dilutive securities–stock options, restricted stock and restricted stock units			3.6			0

	$23		426.2	$(88)		421.4
Diluted earnings (loss) per share		$.05			$(.21)

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 32.1 million shares of common stock at prices ranging from $20.89 to $46.15 per share and 935,000 shares of restricted stock were outstanding at May 1, 2010, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 1, 2010 because their inclusion would have been antidilutive.

Stock options to purchase 42.2 million shares of common stock at prices ranging from $8.76 to $46.15 per share, 371,000 shares of restricted stock and 2.9 million shares of performance-based restricted stock units were outstanding at May 2, 2009, but were not included in the computation of diluted loss per share for the 13 weeks ended May 2, 2009 because, as a result of the Company’s net loss during this period, their inclusion would have been antidilutive.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Financing

During the 13 weeks ended May 1, 2010, consistent with its strategy to reduce its indebtedness, the Company used approximately $526 million of cash to repurchase approximately $500 million of indebtedness prior to maturity. The repurchases included approximately $425 million of 5.35% senior notes due 2012, approximately $57 million of 6.625% senior notes due 2011, approximately $9 million of 8.0% senior debentures due 2012, and approximately $9 million of 7.45% senior debentures due 2011. In connection with these repurchases, the Company recognized additional interest expense of approximately $27 million due to the expenses associated with the early retirement of this debt.

On February 10, 2009, the Company completed a cash tender offer pursuant to which it purchased approximately $199 million of its outstanding 6.30% senior notes due April 1, 2009 (resulting in approximately $151 million of such notes remaining outstanding until they were paid at maturity on April 1, 2009) and approximately $481 million of its outstanding 4.80% senior notes due July 15, 2009 (resulting in approximately $119 million of such notes remaining outstanding until they were paid at maturity on July 15, 2009) for aggregate consideration, including accrued and unpaid interest, of approximately $686 million.

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended
	May 1, 2010	May 2, 2009
	(millions)
Pension Plan
Service cost	$24	$22
Interest cost	39	43
Expected return on assets	(54)	(46)
Recognition of net actuarial loss	15	0
Amortization of prior service cost	0	0

	$24	$19

Supplementary Retirement Plan
Service cost	$2	$1
Interest cost	9	11
Recognition of net actuarial loss	1	0
Amortization of prior service cost	0	0

	$12	$12

Postretirement Obligations
Service cost	$0	$0
Interest cost	4	5
Recognition of net actuarial gain	(1)	(2)
Amortization of prior service cost	0	0

	$3	$3

During the 13 weeks ended May 1, 2010, the Company made a funding contribution to the Pension Plan of $325 million. During the 13 weeks ended May 2, 2009, the Company made a funding contribution to the Pension Plan of approximately $30 million.

In March 2010, President Obama signed into law the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Acts”). Included among the major provisions of these laws is a change in the tax treatment related to the Medicare Part D subsidy. The Company’s postretirement obligations reflect estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the 2010 Acts, the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D subsidies received beginning February 3, 2013. The Company recorded a $4 million deferred tax expense to reduce its deferred tax asset as a result of the elimination of the deductibility of retiree health care payments to the extent of tax-free Medicare Part D subsidies that are received.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Based on data currently available, the Company is not able at this time to determine the ongoing impact that the other provisions of the 2010 Acts will have on the Company-sponsored medical plans. As a result of this legislation, the Company is evaluating the impact of the 2010 Acts on the active and retiree benefit plans offered by the Company. The provisions of the 2010 Act did not require a re-measurement of the Company’s postretirement obligations and did not impact the postretirement net periodic benefit costs for the 13 weeks ended May 1, 2010.

6.	Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 13 weeks ended May 1, 2010 and May 2, 2009:

	May 1, 2010	May 2, 2009
	(millions)
Accumulated other comprehensive loss, at beginning of period	$(753)	$(486)
Unrealized gain (loss) on marketable securities, net of income tax effect of $1 million and $2 million	(2)	4
Post employment and postretirement benefit plans:
Recognition of net actuarial (gain) loss, net of income tax effect of $6 million and $1 million	9	(1)

Accumulated other comprehensive loss, at end of period	$(746)	$(483)

7.	Fair Value Measurements

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis at May 1, 2010:

	Total	Fair Value Measurements
		Level 1	Level 2	Level 3
	(millions)
Marketable equity and debt securities	$81	$30	$51	$0

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis at May 2, 2009:

	Total	Fair Value Measurements
		Level 1	Level 2	Level 3
	(millions)
Marketable equity and debt securities	$80	$31	$49	$0

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows the estimated fair values of certain financial instruments of the Company at May 1, 2010:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$7,209	$7,474	$7,372

8.	Condensed Consolidating Financial Information

The senior notes and senior debentures of the Company, which constitute debt obligations of Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”), a wholly-owned subsidiary of Macy’s, Inc. (“Parent”), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, Leadville Insurance Company and Snowdin Insurance Company, Macy’s Merchandising Group, Inc. and its subsidiary Macy’s Merchandising Group International, LLC. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”

Condensed Consolidating Balance Sheets as of May 1, 2010, May 2, 2009 and January 30, 2010, the related Condensed Consolidating Statements of Operations for the 13 weeks ended May 1, 2010 and May 2, 2009, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 1, 2010 and May 2, 2009 are presented on the following pages.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of May 1, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$611	$42	$328	$0	$981
Receivables	0	40	233	0	273
Merchandise inventories	0	2,638	2,283	0	4,921
Supplies and prepaid expenses	0	96	170	0	266
Deferred income tax assets	0	0	33	(33)	0
Income tax receivable	39	0	0	(39)	0

Total Current Assets	650	2,816	3,047	(72)	6,441

Property and Equipment—net	0	5,250	4,044	0	9,294
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets—net	0	208	460	0	668
Other Assets	4	125	361	0	490
Deferred Income Tax Assets	20	0	0	(20)	0
Intercompany Receivable	1,659	0	2,469	(4,128)	0
Investment in Subsidiaries	2,544	2,813	0	(5,357)	0

Total Assets	$4,877	$14,527	$10,809	$(9,577)	$20,636

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$682	$3	$0	$685
Merchandise accounts payable	0	983	1,027	0	2,010
Accounts payable and accrued liabilities	84	981	1,062	0	2,127
Income taxes	0	17	77	(39)	55
Deferred income taxes	0	250	0	(33)	217

Total Current Liabilities	84	2,913	2,169	(72)	5,094

Long-Term Debt	0	7,480	23	0	7,503
Intercompany Payable	0	4,128	0	(4,128)	0
Deferred Income Taxes	0	370	695	(20)	1,045
Other Liabilities	54	975	1,226	0	2,255
Shareholders’ Equity (Deficit)	4,739	(1,339)	6,696	(5,357)	4,739

Total Liabilities and Shareholders’ Equity	$4,877	$14,527	$10,809	$(9,577)	$20,636

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended May 1, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$2,927	$4,619	$(1,972)	$5,574

Cost of sales	0	(1,861)	(3,474)	1,957	(3,378)

Gross margin	0	1,066	1,145	(15)	2,196

Selling, general and administrative expenses	(2)	(1,074)	(932)	15	(1,993)

Operating income (loss)	(2)	(8)	213	0	203

Interest (expense) income, net
External	0	(163)	1	0	(162)
Intercompany	0	(42)	42	0	0

Equity in earnings of subsidiaries	24	17	0	(41)	0

Income (loss) before income taxes	22	(196)	256	(41)	41

Federal, state and local income tax benefit (expense)	1	62	(81)	0	(18)

Net income (loss)	$23	$(134)	$175	$(41)	$23

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended May 1, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$23	$(134)	$175	$(41)	$23
Equity in earnings of subsidiaries	(24)	(17)	0	41	0
Dividends received from subsidiaries	113	0	0	(113)	0
Depreciation and amortization	0	142	145	0	287
Increase in working capital	(32)	(242)	170	0	(104)
Other, net	6	(299)	(62)	0	(355)

Net cash provided (used) by operating activities	86	(550)	428	(113)	(149)

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	1	(60)	0	(59)
Other, net	0	0	15	0	15

Net cash provided (used) by investing activities	0	1	(45)	0	(44)

Cash flows from financing activities:
Debt repaid	0	(505)	0	0	(505)
Dividends paid	(21)	0	(113)	113	(21)
Issuance of common stock, net of common stock acquired	13	0	0	0	13
Intercompany activity, net	(753)	1,042	(289)	0	0
Other, net	(32)	(6)	39	0	1

Net cash provided (used) by financing activities	(793)	531	(363)	113	(512)

Net increase (decrease) in cash and cash equivalents	(707)	(18)	20	0	(705)
Cash and cash equivalents at beginning of period	1,318	60	308	0	1,686

Cash and cash equivalents at end of period	$611	$42	$328	$0	$981

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of May 2, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$25	$70	$325	$0	$420
Receivables	0	19	235	0	254
Merchandise inventories	0	2,712	2,314	0	5,026
Supplies and prepaid expenses	0	108	145	0	253
Deferred income tax assets	0	0	24	(24)	0
Income tax receivable	176	70	0	(40)	206

Total Current Assets	201	2,979	3,043	(64)	6,159
Property and Equipment–net	0	5,755	4,471	0	10,226
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	240	467	0	707
Other Assets	4	84	408	0	496
Deferred Income Tax Assets	75	0	0	(75)	0
Intercompany Receivable	1,595	0	1,282	(2,877)	0
Investment in Subsidiaries	2,837	2,732	0	(5,569)	0

Total Assets	$4,712	$15,105	$10,099	$(8,585)	$21,331

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$132	$3	$0	$135
Merchandise accounts payable	0	922	887	0	1,809
Accounts payable and accrued liabilities	82	1,206	935	0	2,223
Income taxes	0	0	40	(40)	0
Deferred income taxes	12	242	0	(24)	230

Total Current Liabilities	94	2,502	1,865	(64)	4,397
Long-Term Debt	0	8,693	26	0	8,719
Intercompany Payable	0	2,877	0	(2,877)	0
Deferred Income Taxes	0	883	348	(75)	1,156
Other Liabilities	63	1,113	1,328	0	2,504
Shareholders’ Equity (Deficit)	4,555	(963)	6,532	(5,569)	4,555

Total Liabilities and Shareholders’ Equity	$4,712	$15,105	$10,099	$(8,585)	$21,331

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended May 2, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$2,810	$2,871	$(482)	$5,199

Cost of sales	0	(1,766)	(1,917)	464	(3,219)

Gross margin	0	1,044	954	(18)	1,980

Selling, general and administrative expenses	(2)	(1,107)	(865)	18	(1,956)

Division consolidation costs	0	(48)	(90)	0	(138)

Operating loss	(2)	(111)	(1)	0	(114)

Interest (expense) income, net
External	1	(142)	0	0	(141)
Intercompany	0	(40)	40	0	0

Equity in losses of subsidiaries	(87)	(59)	0	146	0

Income (loss) before income taxes	(88)	(352)	39	146	(255)

Federal, state and local income tax benefit (expense)	0	188	(21)	0	167

Net income (loss)	$(88)	$(164)	$18	$146	$(88)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended May 2, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(88)	$(164)	$18	$146	$(88)
Division consolidation costs	0	48	90	0	138
Equity in earnings of subsidiaries	87	59	0	(146)	0
Dividends received from subsidiaries	109	0	0	(109)	0
Depreciation and amortization	0	155	148	0	303
Increase in working capital	(64)	0	(323)	0	(387)
Other, net	44	498	(511)	0	31

Net cash provided (used) by operating activities	88	596	(578)	(109)	(3)

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	2	(70)	0	(68)
Other, net	0	0	14	0	14

Net cash provided (used) by investing activities	0	2	(56)	0	(54)

Cash flows from financing activities:
Debt repaid	0	(836)	(1)	0	(837)
Dividends paid	(21)	0	(109)	109	(21)
Intercompany activity, net	(1,039)	240	799	0	0
Other, net	(50)	0	0	0	(50)

Net cash provided (used) by financing activities	(1,110)	(596)	689	109	(908)

Net increase (decrease) in cash and cash equivalents	(1,022)	2	55	0	(965)
Cash and cash equivalents at beginning of period	1,047	68	270	0	1,385

Cash and cash equivalents at end of period	$25	$70	$325	$0	$420

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of January 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,318	$60	$308	$0	$1,686
Receivables	0	82	276	0	358
Merchandise inventories	0	2,536	2,079	0	4,615
Supplies and prepaid expenses	0	98	125	0	223
Income taxes	7	0	0	(7)	0
Deferred income tax assets	0	0	54	(54)	0

Total Current Assets	1,325	2,776	2,842	(61)	6,882
Property and Equipment–net	0	5,383	4,124	0	9,507
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	217	461	0	678
Other Assets	4	123	363	0	490
Deferred Income Tax Assets	113	0	0	(113)	0
Intercompany Receivable	890	0	2,188	(3,078)	0
Investment in Subsidiaries	2,627	2,792	0	(5,419)	0

Total Assets	$4,959	$14,606	$10,406	$(8,671)	$21,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$239	$3	$0	$242
Merchandise accounts payable	0	637	675	0	1,312
Accounts payable and accrued liabilities	117	1,529	980	0	2,626
Income taxes	0	4	71	(7)	68
Deferred income taxes	93	167	0	(54)	206

Total Current Liabilities	210	2,576	1,729	(61)	4,454
Long-Term Debt	0	8,432	24	0	8,456
Intercompany Payable	0	3,078	0	(3,078)	0
Deferred Income Taxes	0	570	611	(113)	1,068
Other Liabilities	48	1,161	1,412	0	2,621
Shareholders’ Equity (Deficit)	4,701	(1,211)	6,630	(5,419)	4,701

Total Liabilities and Shareholders’ Equity	$4,959	$14,606	$10,406	$(8,671)	$21,300

(continued)

MACY’S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “first quarter of 2010” and “first quarter of 2009” are to the Company’s 13-week fiscal periods ended May 1, 2010 and May 2, 2009, respectively.

The Company is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods. The Company’s operations include approximately 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.

The Company continues to be focused on four key priorities for improving the business over the longer term: (i) differentiating merchandise assortments and tailoring them to local tastes; (ii) delivering obvious value; (iii) improving the overall shopping environment; and (iv) enhancing customer engagement, loyalty and traffic through more brand focused and effective marketing.

In February 2008, the Company announced a new initiative intended to strengthen local market focus and enhance selling service in an effort to both accelerate same-store sales growth and reduce expense. The localization initiative, called “My Macy’s,” was developed with the goal to accelerate sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. To maximize the results from My Macy’s, the Company took action in certain markets that: concentrated more management talent in local markets, effectively reducing the “span of control” over local stores; created new positions in the field to work with division central planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowered locally based executives to make more and better decisions. In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco-based Macy’s West. The Atlanta-based division was renamed Macy’s Central.

In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s was rolled out nationally to new local markets, the Company’s Macy’s branded stores were reorganized into a unified operating structure to support the Macy’s business. Division central office organizations were eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. This has reduced central office and administrative expense, eliminated duplication, sharpened execution, and helped the Company to partner more effectively with its suppliers and business partners.

The savings from the division consolidation process, net of the amount invested in the My Macy’s localization initiatives, have reduced, and are expected to continue to reduce, selling, general and administrative (“SG&A”) expenses, as compared to expected levels absent the consolidations.

MACY’S, INC.

During January 2010, the Company announced plans to launch a new Bloomingdale’s Outlet store concept in 2010, which will initially consist of four Bloomingdale’s Outlet stores, each with approximately 25,000 square feet, to open prior to the Christmas season of 2010. Additional Bloomingdale’s Outlet stores are expected to roll out to selected locations across the country in 2011 and beyond. Bloomingdale’s Outlet stores will offer a range of apparel and accessories, including women’s ready-to-wear, men’s, children’s, women’s shoes, fashion accessories, jewelry, handbags and intimate apparel.

Additionally, in February 2010, Bloomingdale’s opened in Dubai, United Arab Emirates under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC, under which the Company is entitled to a license fee in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum amounts.

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

The effects of the factors and conditions described above have been, and may continue to be, experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to different types of merchandise that the Company offers for sale, or in relation to the Company’s Macy’s-branded and Bloomingdale’s-branded operations. All of these effects, however, ultimately affect the Company’s overall operations.

The Company cannot predict whether, when or the manner in which the economic conditions described above will change. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in 2010 will increase in the range of 3% to 3.5% from 2009 levels.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2009 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in “Forward-Looking Statements”) and in the 2009 10-K (particularly in “Risk Factors”).

MACY’S, INC.

Results of Operations

Net sales include merchandise sales, leased department income, shipping and handling fees and sales to third party retailers. Beginning with the first quarter of 2010, the Company began including sales of private brand goods directly to third party retailers and sales of excess inventory to third parties in net sales. These items were previously reported, net of the related cost of sales, in selling, general and administrative expenses. This change in presentation had an immaterial impact on reported net sales, does not impact comparable store sales, net income (loss) or diluted earnings (loss) per share, and was not applied retroactively to periods ended prior to May 1, 2010.

Comparison of the 13 Weeks Ended May 1, 2010 and May 2, 2009

Net income for the first quarter of 2010 was $23 million, compared to the net loss of $88 million in the first quarter of 2009. The net loss for the first quarter of 2009 included the impact of lower net sales and $138 million of division consolidation costs.

Net sales for the first quarter of 2010 totaled $5,574 million, compared to net sales of $5,199 million for the first quarter of 2009, an increase of $375 million or 7.2%. On a comparable store basis, net sales for the first quarter of 2010 were up 5.5% compared to the first quarter of 2009. Sales from the Company’s Internet businesses in the first quarter of 2010 increased 34.0% compared to the first quarter of 2009 and positively affected the Company’s first quarter of 2010 comparable store sales by 0.9%. Sales of the Company’s private label and exclusive brands continued to be strong in the first quarter of 2010. Sales in the first quarter of 2010 were strongest in men’s, home, and many businesses in women’s, including updated apparel and fashion watches. Sales in the first quarter of 2010 were less strong in the young businesses. The Company calculates comparable store sales as sales from stores in operation throughout 2009 and 2010 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,378 million or 60.6% of net sales for the first quarter of 2010, compared to $3,219 million or 61.9% of net sales for the first quarter of 2009, an increase of $159 million. The cost of sales rate for the first quarter of 2010 benefited from increased net sales and good inventory management. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $1,993 million or 35.8% of net sales for the first quarter of 2010, compared to $1,956 million or 37.6% of net sales for the first quarter of 2009, an increase of $37 million. The SG&A rate as a percent to net sales was lower in the first quarter of 2010, as compared to the first quarter of 2009, reflecting increased net sales.

Division consolidation costs were $138 million for the first quarter of 2009, and consisted primarily of severance and other human resource-related costs.

Net interest expense was $162 million for the first quarter of 2010 compared to $141 million for the first quarter of 2009, an increase of $21 million. The increase in net interest expense is primarily due to expenses associated with the early retirement of outstanding debt, partially offset by lower levels of borrowings.

MACY’S, INC.

The Company’s effective income tax rate of 43.8% for the first quarter of 2010 and 65.7% for the first quarter of 2009 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations. Additionally, income tax expense for the first quarter of 2010 reflects a $4 million reduction of deferred tax assets due to the enactment of recent healthcare reform legislation. The deferred tax expense was required as a result of the elimination of the deductibility of retiree health care payments to the extent of tax-free Medicare Part D subsidies that are received. The change in deductibility is effective for the Company on February 3, 2013.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Net cash used by operating activities in the first quarter of 2010 was $149 million, compared to net cash used by operating activities of $3 million in the first quarter of 2009. The increase in cash used by operating activities reflects a $325 million pension contribution in the first quarter of 2010, compared to a pension contribution of approximately $30 million in the first quarter of 2009.

Net cash used by investing activities was $44 million for the first quarter of 2010, compared to net cash used by investing activities of $54 million for the first quarter of 2009. Investing activities for the first quarter of 2010 include purchases of property and equipment totaling $36 million and capitalized software of $24 million, compared to purchases of property and equipment totaling $57 million and capitalized software of $18 million for the first quarter of 2009. The Company intends to open one new Bloomingdale’s store, four Bloomingdale’s Outlet stores and one new Macy’s store during the remainder of fiscal 2010. During the first quarter of 2009, the Company opened one new Macy’s department store.

Net cash used by financing activities was $512 million for the first quarter of 2010, including the repayment of $505 million of debt and the payment of $21 million of cash dividends, partially offset by the issuance of $14 million of common stock, primarily related to the exercise of stock options. The debt repaid during the first quarter of 2010 includes the early retirement of $500 million of outstanding debt. During the first quarter of 2010, the Company repurchased no shares of its common stock under its share repurchase program and anticipates no share repurchases under its share repurchase program for the remainder of fiscal 2010.

Net cash used by financing activities was $908 million for the first quarter of 2009, including the repayment of $837 million of debt, cash dividends paid of $21 million, and a decrease in outstanding checks of $50 million.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire August 30, 2012. As of and during the 13 weeks ended May 1, 2010, the Company had no borrowings outstanding under this agreement. As of the date of this report, the Company does not expect to borrow under this agreement during fiscal 2010.

MACY’S, INC.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.75 (4.50 after October 2010). The Company’s interest coverage ratio for the first quarter of 2010 was 4.84 and its leverage ratio at May 1, 2010 was 2.80, in each case as calculated in accordance with the credit agreement.

The rate of interest payable in respect of $650 million in aggregate principal amount of the Company’s senior notes outstanding at May 1, 2010 decreased by .50 percent per annum to 8.375% effective in May 2010 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding at May 1, 2010 could increase by up to 1.50 percent per annum or decrease by up to .50 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

On May 14, 2010, the Company’s board of directors declared a regular quarterly dividend of 5 cents per share on its common stock, payable July 1, 2010, to shareholders of record at the close of business on June 15, 2010.

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

MACY’S, INC.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of May 1, 2010, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the Risk Factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 as filed with the SEC.

MACY’S, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the first quarter of 2010:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)

January 31, 2010 - February 27, 2010	0	0	0	852

February 28, 2010 - April 3, 2010	55	17.90	0	852

April 4, 2010 - May 1, 2010	0	0	0	852

Total	55	17.90	0

(1)    Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of May 1, 2010, $852 million of authorization remained unused. Although the Company has not made any purchases of Common Stock since February 1, 2008 and currently does not intend to make any such purchases in 2010, it may resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

MACY’S, INC.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 18, 2010).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 18, 2010).

10.1	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2010) (the “March 25, 2010 Form 8-K”). *

10.2	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the March 25, 2010 Form 8-K). *

10.3	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the March 25, 2010 Form 8-K). *

10.4	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the March 25, 2010 Form 8-K). *

10.5	Amendment to Employment Agreement between Terry J. Lundgren and Macy’s, Inc., dated March 19, 2010 (incorporated by reference to Exhibit 10.5 to the March 25, 2010 Form 8-K). *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101**	The following financial statements from Macy’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010, filed on June 7, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Constitutes a compensatory plan or arrangement.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MACY’S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY’S, INC.

Dated: June 7, 2010	By:	/s/ Dennis J. Broderick
	Name:	Dennis J. Broderick
	Title:	Executive Vice President, General Counsel and Secretary

	By:	/s/ Joel A. Belsky
	Name:	Joel A. Belsky
	Title:	Executive Vice President and Controller (Principal Accounting Officer)