Form 10-Q
period 2010-07-31
Macy's, Inc.
filed 2010-09-07
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 27, 2010
Common Stock, $0.01 par value per share	422,674,829 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

Consolidated Statements of Operations

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales	$5,537	$5,164	$11,111	$10,363

Cost of sales	(3,214)	(3,021)	(6,592)	(6,240)

Gross margin	2,323	2,143	4,519	4,123

Selling, general and administrative expenses	(1,953)	(1,861)	(3,946)	(3,817)

Division consolidation costs	0	(34)	0	(172)

Operating income	370	248	573	134

Interest expense	(131)	(141)	(294)	(284)

Interest income	1	2	2	4

Income (loss) before income taxes	240	109	281	(146)

Federal, state and local income tax (expense) benefit	(93)	(102)	(111)	65

Net income (loss)	$147	$7	$170	$(81)

Basic earnings (loss) per share	$.35	$.02	$.40	$(.19)

Diluted earnings (loss) per share	$.35	$.02	$.40	$(.19)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS:
Current Assets:
Cash and cash equivalents	$1,208	$1,686	$592
Receivables	355	358	324
Merchandise inventories	4,633	4,615	4,634
Income tax receivable	0	0	23
Supplies and prepaid expenses	237	223	231

Total Current Assets	6,433	6,882	5,804

Property and Equipment-net of accumulated depreciation and amortization of $6,264, $5,782 and $5,957	9,070	9,507	10,046
Goodwill	3,743	3,743	3,743
Other Intangible Assets-net	658	678	697
Other Assets	534	490	494

Total Assets	$20,438	$21,300	$20,784

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$609	$242	$92
Merchandise accounts payable	1,743	1,312	1,683
Accounts payable and accrued liabilities	2,065	2,626	2,071
Income taxes	57	68	0
Deferred income taxes	286	206	226

Total Current Liabilities	4,760	4,454	4,072
Long-Term Debt	7,493	8,456	8,632
Deferred Income Taxes	1,040	1,068	1,082
Other Liabilities	2,258	2,621	2,449
Shareholders’ Equity	4,887	4,701	4,549

Total Liabilities and Shareholders’ Equity	$20,438	$21,300	$20,784

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Cash flows from operating activities:
Net income (loss)	$170	$(81)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Division consolidation costs	0	172
Depreciation and amortization	575	604
Stock-based compensation expense	32	42
Amortization of financing costs and premium on acquired debt	(12)	(12)
Changes in assets and liabilities:
Decrease in receivables	4	24
(Increase) decrease in merchandise inventories	(18)	135
Increase in supplies and prepaid expenses	(15)	(5)
Increase in other assets not separately identified	(34)	(3)
Increase in merchandise accounts payable	403	379
Decrease in accounts payable and accrued liabilities not separately identified	(512)	(658)
Decrease in current income taxes	(10)	(51)
Increase (decrease) in deferred income taxes	42	(36)
Decrease in other liabilities not separately identified	(337)	(90)

Net cash provided by operating activities	288	420

Cash flows from investing activities:
Purchase of property and equipment	(102)	(150)
Capitalized software	(64)	(41)
Disposition of property and equipment	41	9
Other, net	1	14

Net cash used by investing activities	(124)	(168)

(continued)

MACY’S, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(millions)

	26 Weeks Ended July 31, 2010	26 Weeks Ended August 1, 2009
Cash flows from financing activities:
Debt repaid	(584)	(958)
Dividends paid	(42)	(42)
Decrease in outstanding checks	(30)	(44)
Acquisition of treasury stock	(1)	(1)
Issuance of common stock	15	0

Net cash used by financing activities	(642)	(1,045)

Net decrease in cash and cash equivalents	(478)	(793)
Cash and cash equivalents at beginning of period	1,686	1,385

Cash and cash equivalents at end of period	$1,208	$592

Supplemental cash flow information:
Interest paid	$317	$307
Interest received	2	6
Income taxes paid (net of refunds received)	103	33

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

The Consolidated Financial Statements for the 13 and 26 weeks ended July 31, 2010 and August 1, 2009, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 31, 2010 and August 1, 2009 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

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

The following table shows for the 26 weeks ended July 31, 2010, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	January 30, 2010	Payments	July 31, 2010
	(millions)
Severance costs	$69	$(69)	$0

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.	Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	July 31, 2010			August 1, 2009
	Income		Shares	Income		Shares
	(millions, except per share figures)
Net income and average number of shares outstanding	$147		421.8	$7		420.2
Shares to be issued under deferred compensation plans			1.2			1.3

	$147		423.0	$7		421.5

Basic earnings per share		$.35			$.02

Effect of dilutive securities–stock options, restricted stock and restricted stock units			3.5			0.6

	$147		426.5	$7		422.1
Diluted earnings per share		$.35			$.02

	26 Weeks Ended
	July 31, 2010			August 1, 2009
	Income		Shares	Loss		Shares
	(millions, except per share figures)
Net income (loss) and average number of shares outstanding	$170		421.6	$(81)		420.2
Shares to be issued under deferred compensation plans			1.2			1.3

	$170		422.8	$(81)		421.5

Basic earnings (loss) per share		$.40			$(.19)

Effect of dilutive securities–stock options, restricted stock and restricted stock units			3.5			0

	$170		426.3	$(81)		421.5
Diluted earnings (loss) per share		$.40			$(.19)

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 31.8 million shares of common stock and 975,000 shares of restricted stock were outstanding at July 31, 2010, and stock options to purchase 34.3 million shares of common stock, 179,000 shares of restricted stock and 2.9 million shares of performance-based restricted stock units were outstanding at August 1, 2009, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended July 31, 2010 or the 13 weeks ended August 1, 2009 because their inclusion would have been antidilutive.

Stock options to purchase 40.3 million shares of common stock, 179,000 shares of restricted stock and 2.9 million shares of performance-based restricted stock units were outstanding at August 1, 2009, but were not included in the computation of diluted loss per share for the 26 weeks ended August 1, 2009 because, as a result of the Company’s net loss during this period, their inclusion would have been antidilutive.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Financing

During the 26 weeks ended July 31, 2010, consistent with its strategy to reduce its indebtedness, the Company used approximately $526 million of cash to repurchase approximately $500 million of indebtedness prior to maturity. The repurchases included approximately $425 million of 5.35% senior notes due 2012, approximately $57 million of 6.625% senior notes due 2011, approximately $9 million of 8.0% senior debentures due 2012, and approximately $9 million of 7.45% senior debentures due 2011. In connection with these repurchases, the Company recognized additional interest expense of approximately $27 million due to the expenses associated with the early retirement of this debt.

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(millions)
Pension Plan
Service cost	$26	$22	$50	$44
Interest cost	40	44	79	87
Expected return on assets	(55)	(47)	(109)	(93)
Recognition of net actuarial loss	15	0	30	0
Amortization of prior service cost	0	0	0	0

	$26	$19	$50	$38

Supplementary Retirement Plan
Service cost	$1	$2	$3	$3
Interest cost	9	11	18	22
Recognition of net actuarial loss	1	0	2	0
Amortization of prior service cost	(1)	(1)	(1)	(1)

	$10	$12	$22	$24

Postretirement Obligations
Service cost	$0	$0	$0	$0
Interest cost	3	5	7	10
Recognition of net actuarial gain	(1)	(1)	(2)	(3)
Amortization of prior service cost	0	0	0	0

	$2	$4	$5	$7

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the 26 weeks ended July 31, 2010, the Company made a funding contribution to the Pension Plan of $325 million. During the 26 weeks ended August 1, 2009 the Company made funding contributions to the Pension Plan totaling approximately $60 million.

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

Based on data currently available, the Company is not able at this time to determine the ongoing impact that the other provisions of the 2010 Acts will have on the Company-sponsored medical plans. As a result of this legislation, the Company is evaluating the impact of the 2010 Acts on the active and retiree benefit plans offered by the Company. The provisions of the 2010 Act did not require a re-measurement of the Company’s postretirement obligations and did not impact the postretirement net periodic benefit costs for the 26 weeks ended July 31, 2010.

6.	Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 26 weeks ended July 31, 2010 and August 1, 2009:

	July 31, 2010	August 1, 2009
	(millions)
Accumulated other comprehensive loss, at beginning of period	$(753)	$(486)
Unrealized gain (loss) on marketable securities, net of income tax effect of $1 million and $3 million	(2)	4
Post employment and postretirement benefit plans:
Recognition of net actuarial (gain) loss, net of income tax effect of $12 million and $1 million	18	(2)
Prior service cost, net of income tax effect of less than $1 million and less than $1 million	(1)	(1)

Accumulated other comprehensive loss, at end of period	$(738)	$(485)

7.	Fair Value Measurements

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis at July 31, 2010:

	Total	Fair Value Measurements
		Level 1	Level 2	Level 3
	(millions)
Marketable equity and debt securities	$95	$30	$65	$0

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis at August 1, 2009:

	Total	Fair Value Measurements
		Level 1	Level 2	Level 3
	(millions)
Marketable equity and debt securities	$81	$32	$49	$0

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table shows the estimated fair values of certain financial instruments of the Company at July 31, 2010:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$7,207	$7,464	$7,324

The following table shows the estimated fair values of certain financial instruments of the Company at August 1, 2009:

	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$8,312	$8,603	$7,046

The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The Macy’s retail operating division is the only reporting unit with goodwill and indefinite lived intangible assets.

During the second quarter of fiscal 2010, the Company completed its annual impairment test of goodwill and indefinite lived intangible assets. The goodwill impairment testing process includes estimating the fair value of the applicable reporting unit based on its estimated discounted cash flows and comparing the estimated fair value of the applicable reporting unit to its carrying value. The goodwill impairment testing process involves the use of unobservable inputs (level 3) and significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and selling, general and administrative rates, capital expenditures, cash flows and the selection of an appropriate discount rate. Projected sales, gross margin and selling, general and administrative expense rate assumptions and estimated capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations.

Based on the results of the annual impairment test of goodwill and indefinite lived intangible assets, the Company determined that goodwill and indefinite lived intangible assets were not impaired as of May 29, 2010 and the estimated fair value of the Macy’s retail operating division substantially exceeded its carrying value.

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Condensed Consolidating Balance Sheets as of July 31, 2010, August 1, 2009 and January 30, 2010, the related Condensed Consolidating Statements of Operations for the 13 and 26 weeks ended July 31, 2010 and August 1, 2009, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended July 31, 2010 and August 1, 2009 are presented on the following pages.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of July 31, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$899	$37	$272	$0	$1,208
Receivables	0	57	298	0	355
Merchandise inventories	0	2,462	2,171	0	4,633
Supplies and prepaid expenses	0	95	142	0	237
Income taxes	26	0	0	(26)	0

Total Current Assets	925	2,651	2,883	(26)	6,433

Property and Equipment–net	0	5,143	3,927	0	9,070
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	200	458	0	658
Other Assets	4	120	410	0	534
Deferred Income Tax Assets	29	0	0	(29)	0
Intercompany Receivable	1,443	0	2,818	(4,261)	0
Investment in Subsidiaries	2,618	2,884	0	(5,502)	0

Total Assets	$5,019	$14,313	$10,924	$(9,818)	$20,438

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$606	$3	$0	$609
Merchandise accounts payable	0	859	884	0	1,743
Accounts payable and accrued liabilities	78	902	1,085	0	2,065
Income taxes	0	11	72	(26)	57
Deferred income taxes	0	269	17	0	286

Total Current Liabilities	78	2,647	2,061	(26)	4,760

Long-Term Debt	0	7,470	23	0	7,493
Intercompany Payable	0	4,261	0	(4,261)	0
Deferred Income Taxes	0	260	809	(29)	1,040
Other Liabilities	54	968	1,236	0	2,258
Shareholders’ Equity (Deficit)	4,887	(1,293)	6,795	(5,502)	4,887

Total Liabilities and Shareholders’ Equity	$5,019	$14,313	$10,924	$(9,818)	$20,438

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended July 31, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$2,909	$4,160	$(1,532)	$5,537

Cost of sales	0	(1,707)	(3,026)	1,519	(3,214)

Gross margin	0	1,202	1,134	(13)	2,323

Selling, general and administrative expenses	(2)	(1,074)	(890)	13	(1,953)

Operating income (loss)	(2)	128	244	0	370

Interest (expense) income, net
External	1	(131)	0	0	(130)
Intercompany	(1)	(42)	43	0	0

Equity in earnings of subsidiaries	149	68	0	(217)	0

Income before income taxes	147	23	287	(217)	240

Federal, state and local income tax benefit (expense)	0	14	(107)	0	(93)

Net income	$147	$37	$180	$(217)	$147

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended July 31, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$5,836	$8,779	$(3,504)	$11,111

Cost of sales	0	(3,568)	(6,500)	3,476	(6,592)

Gross margin	0	2,268	2,279	(28)	4,519

Selling, general and administrative expenses	(4)	(2,148)	(1,822)	28	(3,946)

Operating income (loss)	(4)	120	457	0	573

Interest (expense) income, net
External	1	(294)	1	0	(292)
Intercompany	(1)	(84)	85	0	0

Equity in earnings of subsidiaries	173	85	0	(258)	0

Income (loss) before income taxes	169	(173)	543	(258)	281

Federal, state and local income tax benefit (expense)	1	76	(188)	0	(111)

Net income (loss)	$170	$(97)	$355	$(258)	170

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended July 31, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$170	$(97)	$355	$(258)	$170
Equity in earnings of subsidiaries	(173)	(85)	0	258	0
Dividends received from subsidiaries	198	0	0	(198)	0
Depreciation and amortization	0	285	290	0	575
(Increase) decrease in working capital	(18)	(278)	148	0	(148)
Other, net	(4)	(395)	90	0	(309)

Net cash provided (used) by operating activities	173	(570)	883	(198)	288

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(33)	(92)	0	(125)
Other, net	0	0	1	0	1

Net cash used by investing activities	0	(33)	(91)	0	(124)

Cash flows from financing activities:
Debt repaid	0	(583)	(1)	0	(584)
Dividends paid	(42)	0	(198)	198	(42)
Issuance of common stock, net of common stock acquired	14	0	0	0	14
Intercompany activity, net	(526)	1,176	(650)	0	0
Other, net	(38)	(13)	21	0	(30)

Net cash provided (used) by financing activities	(592)	580	(828)	198	(642)

Net decrease in cash and cash equivalents	(419)	(23)	(36)	0	(478)
Cash and cash equivalents at beginning of period	1,318	60	308	0	1,686

Cash and cash equivalents at end of period	$899	$37	$272	$0	$1,208

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of August 1, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$269	$58	$265	$0	$592
Receivables	0	47	277	0	324
Merchandise inventories	0	2,491	2,143	0	4,634
Supplies and prepaid expenses	0	98	133	0	231
Deferred income tax assets	0	0	17	(17)	0
Income tax receivable	146	0	0	(123)	23

Total Current Assets	415	2,694	2,835	(140)	5,804
Property and Equipment–net	0	5,651	4,395	0	10,046
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	232	465	0	697
Other Assets	4	135	355	0	494
Deferred Income Tax Assets	111	0	0	(111)	0
Intercompany Receivable	1,474	0	2,120	(3,594)	0
Investment in Subsidiaries	2,700	2,760	0	(5,460)	0

Total Assets	$4,704	$14,787	$10,598	$(9,305)	$20,784

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$89	$3	$0	$92
Merchandise accounts payable	0	857	826	0	1,683
Accounts payable and accrued liabilities	82	925	1,064	0	2,071
Income taxes	0	26	97	(123)	0
Deferred income taxes	9	234	0	(17)	226

Total Current Liabilities	91	2,131	1,990	(140)	4,072
Long-Term Debt	0	8,607	25	0	8,632
Intercompany Payable	0	3,594	0	(3,594)	0
Deferred Income Taxes	0	459	734	(111)	1,082
Other Liabilities	64	1,107	1,278	0	2,449
Shareholders’ Equity (Deficit)	4,549	(1,111)	6,571	(5,460)	4,549

Total Liabilities and Shareholders’ Equity	$4,704	$14,787	$10,598	$(9,305)	$20,784

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended August 1, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$2,810	$3,522	$(1,168)	$5,164

Cost of sales	0	(1,688)	(2,485)	1,152	(3,021)

Gross margin	0	1,122	1,037	(16)	2,143

Selling, general and administrative expenses	(2)	(1,096)	(779)	16	(1,861)

Division consolidation costs	0	(11)	(23)	0	(34)

Operating income (loss)	(2)	15	235	0	248

Interest (expense) income, net
External	1	(140)	0	0	(139)
Intercompany	(1)	(38)	39	0	0

Equity in losses of subsidiaries	8	23	0	(31)	0

Income (loss) before income taxes	6	(140)	274	(31)	109

Federal, state and local income tax benefit (expense)	1	(7)	(96)	0	(102)

Net income (loss)	$7	$(147)	$178	$(31)	$7

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended August 1, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$5,620	$6,393	$(1,650)	$10,363

Cost of sales	0	(3,454)	(4,402)	1,616	(6,240)

Gross margin	0	2,166	1,991	(34)	4,123

Selling, general and administrative expenses	(4)	(2,203)	(1,644)	34	(3,817)

Division consolidation costs	0	(59)	(113)	0	(172)

Operating income (loss)	(4)	(96)	234	0	134

Interest (expense) income, net
External	2	(282)	0	0	(280)
Intercompany	(1)	(78)	79	0	0

Equity in losses of subsidiaries	(79)	(36)	0	115	0

Income (loss) before income taxes	(82)	(492)	313	115	(146)

Federal, state and local income tax benefit (expense)	1	181	(117)	0	65

Net income (loss)	$(81)	$(311)	$196	$115	$(81)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended August 1, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(81)	$(311)	$196	$115	$(81)
Division consolidation costs	0	59	113	0	172
Equity in losses of subsidiaries	79	36	0	(115)	0
Dividends received from subsidiaries	198	0	0	(198)	0
Depreciation and amortization	0	321	283	0	604
Increase in working capital	(45)	(52)	(79)	0	(176)
Other, net	6	4	(109)	0	(99)

Net cash provided by operating activities	157	57	404	(198)	420

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(53)	(129)	0	(182)
Other, net	0	0	14	0	14

Net cash used by investing activities	0	(53)	(115)	0	(168)

Cash flows from financing activities:
Debt repaid	0	(957)	(1)	0	(958)
Dividends paid	(42)	0	(198)	198	(42)
Intercompany activity, net	(853)	947	(94)	0	0
Other, net	(40)	(4)	(1)	0	(45)

Net cash used by financing activities	(935)	(14)	(294)	198	(1,045)

Net decrease in cash and cash equivalents	(778)	(10)	(5)	0	(793)
Cash and cash equivalents at beginning of period	1,047	68	270	0	1,385

Cash and cash equivalents at end of period	$269	$58	$265	$0	$592

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

For purposes of the following discussion, all references to “second quarter of 2010” and “second quarter of 2009” are to the Company’s 13-week fiscal periods ended July 31, 2010 and August 1, 2009, respectively, and all references to “2010” and “2009” are to the Company’s 26-week fiscal periods ended July 31, 2010 and August 1, 2009, respectively.

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

MACY’S, INC.

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

The Company cannot predict whether, when or the manner in which the economic conditions described above will change. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in 2010 will increase in the range of 4% to 4.2% from 2009 levels.

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

Comparison of the 13 Weeks Ended July 31, 2010 and August 1, 2009

Net income for the second quarter of 2010 was $147 million, compared to the net income of $7 million in the second quarter of 2009, reflecting the benefits of the strategic initiatives at Macy’s and the continued strong performance at Bloomingdale’s. Net income for the second quarter of 2009 included the impact of $34 million of division consolidation costs.

Net sales for the second quarter of 2010 totaled $5,537 million, compared to net sales of $5,164 million for the second quarter of 2009, an increase of $373 million or 7.2%. On a comparable store basis, net sales for the second quarter of 2010 were up 4.9% compared to the second quarter of 2009. Sales from the Company’s Internet businesses in the second quarter of 2010 increased 28.1% compared to the second quarter of 2009 and positively affected the Company’s second quarter of 2010 comparable store sales by 0.5%. Sales of the Company’s private label and exclusive brands continued to be strong in the second quarter of 2010. Sales in the second quarter of 2010 were strongest in men’s collections, fashion watches, updated women’s apparel, swimwear, luggage, furniture and mattresses. Sales in the second quarter of 2010 were less strong in women’s traditional career apparel and young men’s denim. The Company calculates comparable store sales as sales from stores in operation throughout 2009 and 2010 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,214 million or 58.1% of net sales for the second quarter of 2010, compared to $3,021 million or 58.5% of net sales for the second quarter of 2009, an increase of $193 million. The cost of sales rate for the second quarter of 2010 benefited from increased net sales and good inventory management. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $1,953 million or 35.2% of net sales for the second quarter of 2010, compared to $1,861 million or 36.0% of net sales for the second quarter of 2009, an increase of $92 million. The increase in SG&A expenses for the second quarter of 2010 resulted from higher selling costs as a result of stronger sales, higher performance based incentive compensation expense and lower credit income, partially offset by lower stock based compensation expense. The SG&A rate as a percent to net sales was lower in the second quarter of 2010, as compared to the second quarter of 2009, reflecting increased net sales.

Division consolidation costs were $34 million for the second quarter of 2009, and consisted primarily of severance and other human resource-related costs.

Net interest expense was $130 million for the second quarter of 2010 compared to $139 million for the second quarter of 2009, a decrease of $9 million. The decrease in net interest expense resulted from a lower level of borrowings, primarily due to the early retirement of outstanding debt.

The Company’s effective income tax rate of 38.8% for the second quarter of 2010 and 93.6% for the second quarter of 2009 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY’S, INC.

Comparison of the 26 Weeks Ended July 31, 2010 and August 1, 2009

Net income for 2010 was $170 million, compared to the net loss of $81 million for 2009, reflecting the benefits of the strategic initiatives at Macy’s and the continued strong performance at Bloomingdale’s. The net loss for 2009 included the impact of $172 million of division consolidation costs.

Net sales for 2010 totaled $11,111 million, compared to net sales of $10,363 million for 2009, an increase of $748 million or 7.2%. On a comparable store basis, net sales for 2010 were up 5.2% compared to 2009. Sales from the Company’s Internet businesses in 2010 increased 31.0% compared to of 2009 and positively affected the Company’s 2010 comparable store sales by 0.8%. Sales of the Company’s private label and exclusive brands continued to be strong in 2010. Sales in 2010 were strongest in men’s collections, fashion watches, updated women’s apparel, furniture and mattresses. Sales in 2010 were less strong in young men’s denim. The Company calculates comparable store sales as sales from stores in operation throughout 2009 and 2010 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $6,592 million or 59.3% of net sales for 2010, compared to $6,240 million or 60.2% of net sales for 2009, an increase of $352 million. The cost of sales rate for 2010 benefited from increased net sales and good inventory management. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $3,946 million or 35.5% of net sales for 2010, compared to $3,817 million or 36.8% of net sales for 2009, an increase of $129 million. The increase in SG&A expenses for 2010 resulted from higher selling costs as a result of stronger sales, higher performance based incentive compensation expense and lower credit income, partially offset by lower stock based compensation expense. The SG&A rate as a percent to net sales was lower in 2010, as compared to 2009, reflecting increased net sales.

Division consolidation costs were $172 million for 2009, and consisted primarily of severance and other human resource-related costs.

Net interest expense was $292 million for 2010 compared to $280 million for 2009, an increase of $12 million. The increase in net interest expense is primarily due to the $27 million of expenses associated with the early retirement of outstanding debt, partially offset by lower levels of borrowings.

The Company’s effective tax rate of 39.5% for 2010 and 45.0% for 2009 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations. Additionally, income tax expense for 2010 reflects a $4 million reduction of deferred tax assets due to the enactment of recent healthcare reform legislation. The reduction was required as a result of the elimination of the deductibility of retiree health care payments to the extent of tax-free Medicare Part D subsidies that are received. The change in deductibility is effective for the Company on February 3, 2013.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Net cash provided by operating activities in 2010 was $288 million, compared to net cash provided by operating activities of $420 million in 2009. The decrease in cash provided by operating activities in 2010 compared to 2009 reflects accelerated pension contributions and higher income taxes paid.

Net cash used by investing activities was $124 million for 2010, compared to net cash used by investing activities of $168 million for 2009. Investing activities for 2010 include purchases of property and equipment totaling $102 million and capitalized software of $64 million, compared to purchases of property and equipment totaling $150 million and capitalized software of $41 million for 2009. As of the date of this report, the Company has opened one new Bloomingdale’s store and two Bloomingdale’s Outlet stores and intends to open two new Macy’s stores and two Bloomingdale’s Outlet stores during the remainder of fiscal 2010. During 2009, the Company opened one new Macy’s store, and in August 2009, the Company opened two new Macy’s stores and re-opened a Macy’s store that had been damaged in 2008 by Hurricane Ike. Cash flows from investing activities included $41 million and $9 million from the disposition of property and equipment for 2010 and 2009, respectively.

Net cash used by financing activities was $642 million for 2010, including the repayment of $584 million of debt, the payment of $42 million of cash dividends and a decrease in outstanding checks of $30 million, partially offset by the issuance of $15 million of common stock, primarily related to the exercise of stock options. The debt repaid during 2010 includes the early retirement of $500 million of outstanding debt. During 2010, the Company repurchased no shares of its common stock under its share repurchase program and anticipates no share repurchases under its share repurchase program for the remainder of fiscal 2010.

MACY’S, INC.

Net cash used by financing activities was $1,045 million for 2009, including the repayment of $958 million of debt, a decrease in outstanding checks of $44 million and the payment of $42 million of cash dividends.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire August 30, 2012. As of and during the 26 weeks ended July 31, 2010, the Company had no borrowings outstanding under this agreement. As of the date of this report, the Company does not expect to borrow under this agreement during fiscal 2010.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.75 (4.50 after October 2010). The Company’s interest coverage ratio for the second quarter of 2010 was 5.05 and its leverage ratio at July 31, 2010 was 2.70, in each case as calculated in accordance with the credit agreement.

The rate of interest payable in respect of $650 million in aggregate principal amount of the Company’s senior notes outstanding at July 31, 2010 decreased by .50 percent per annum to 8.375% effective in May 2010 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding at July 31, 2010 could increase by up to 1.50 percent per annum or decrease by up to .50 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

On August 20, 2010, the Company’s board of directors declared a regular quarterly dividend of 5 cents per share on its common stock, payable October 1, 2010, to shareholders of record at the close of business on September 15, 2010.

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

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of July 31, 2010, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the second quarter of 2010:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)
May 2, 2010 – May 29, 2010	1	15.89	0	852

May 30, 2010 – July 3, 2010	2	21.90	0	852

July 4, 2010 – July 31, 2010	0	0	0	852

Total	3	20.49	0

(1)    Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of July 31, 2010, $852 million of authorization remained unused. Although the Company has not made any purchases of Common Stock since February 1, 2008 and currently does not intend to make any such purchases in 2010, it may resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

MACY’S, INC.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 18, 2010).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on From 8-K dated May 18, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101**	The following financial statements from Macy’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, filed on September 7, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MACY’S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY’S, INC.

Dated: September 7, 2010	By:	/s/ Dennis J. Broderick
	Name:	Dennis J. Broderick
	Title:	Executive Vice President, General Counsel and Secretary

	By:	/s/ Joel A. Belsky
	Name:	Joel A. Belsky
	Title:	Executive Vice President and Controller (Principal Accounting Officer)