Form 10-Q
period 2010-10-30
Macy's, Inc.
filed 2010-12-06
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 26, 2010
Common Stock, $0.01 par value per share	423,476,697 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

Consolidated Statements of Operations

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net sales	$5,623	$5,277	$16,734	$15,640

Cost of sales	(3,377)	(3,156)	(9,969)	(9,396)

Gross margin	2,246	2,121	6,765	6,244

Selling, general and administrative expenses	(2,069)	(2,033)	(6,015)	(5,850)

Division consolidation costs	0	(33)	0	(205)

Operating income	177	55	750	189

Interest expense	(166)	(139)	(460)	(423)

Interest income	2	2	4	6

Income (loss) before income taxes	13	(82)	294	(228)

Federal, state and local income tax (expense) benefit	(3)	47	(114)	112

Net income (loss)	$10	$(35)	$180	$(116)

Basic earnings (loss) per share	$.02	$(.08)	$.43	$(.27)

Diluted earnings (loss) per share	$.02	$(.08)	$.42	$(.27)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	October 30, 2010	January 30, 2010	October 31, 2009

ASSETS:
Current Assets:
Cash and cash equivalents	$715	$1,686	$581
Receivables	303	358	282
Merchandise inventories	6,530	4,615	6,406
Income tax receivable	0	0	28
Prepaid expenses and other current assets	289	223	216

Total Current Assets	7,837	6,882	7,513

Property and Equipment-net of accumulated depreciation and amortization of $6,509, $5,782 and $6,232	8,915	9,507	9,862
Goodwill	3,743	3,743	3,743
Other Intangible Assets-net	647	678	688
Other Assets	540	490	507

Total Assets	$21,682	$21,300	$22,313

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$605	$242	$92
Merchandise accounts payable	3,165	1,312	3,109
Accounts payable and accrued liabilities	2,378	2,626	2,359
Income taxes	8	68	0
Deferred income taxes	326	206	250

Total Current Liabilities	6,482	4,454	5,810
Long-Term Debt	6,982	8,456	8,618
Deferred Income Taxes	1,065	1,068	1,007
Other Liabilities	2,262	2,621	2,384
Shareholders’ Equity	4,891	4,701	4,494

Total Liabilities and Shareholders’ Equity	$21,682	$21,300	$22,313

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Cash flows from operating activities:
Net income (loss)	$180	$(116)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Division consolidation costs	0	205
Depreciation and amortization	865	905
Stock-based compensation expense	55	65
Amortization of financing costs and premium on acquired debt	(21)	(17)
Changes in assets and liabilities:
Decrease in receivables	47	90
Increase in merchandise inventories	(1,915)	(1,637)
(Increase) decrease in prepaid expenses and other current assets	(13)	10
Increase in other assets not separately identified	(34)	(14)
Increase in merchandise accounts payable	1,719	1,691
Decrease in accounts payable and accrued liabilities not separately identified	(245)	(461)
Decrease in current income taxes	(60)	(56)
Increase (decrease) in deferred income taxes	100	(90)
Decrease in other liabilities not separately identified	(332)	(169)

Net cash provided by operating activities	346	406

Cash flows from investing activities:
Purchase of property and equipment	(203)	(238)
Capitalized software	(105)	(64)
Proceeds from property insurance claims	6	17
Disposition of property and equipment	66	10
Other, net	(49)	(9)

Net cash used by investing activities	(285)	(284)

(continued)

MACY’S, INC.

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(millions)

	39 Weeks Ended October 30, 2010	39 Weeks Ended October 31, 2009
Cash flows from financing activities:
Debt repaid	(1,090)	(964)
Dividends paid	(63)	(63)
Increase in outstanding checks	92	94
Acquisition of treasury stock	(1)	(1)
Issuance of common stock	30	8

Net cash used by financing activities	(1,032)	(926)

Net decrease in cash and cash equivalents	(971)	(804)
Cash and cash equivalents at beginning of period	1,686	1,385

Cash and cash equivalents at end of period	$715	$581

Supplemental cash flow information:
Interest paid	$474	$432
Interest received	4	8
Income taxes paid (net of refunds received)	106	39

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

The Consolidated Financial Statements for the 13 and 39 weeks ended October 30, 2010 and October 31, 2009, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 30, 2010 and October 31, 2009 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

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

The following table shows for the 39 weeks ended October 30, 2010, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiative announced in February 2009:

	January 30, 2010	Payments	October 30, 2010
	(millions)
Severance costs	$69	$(69)	$0

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.	Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	October 30, 2010			October 31, 2009
	Income		Shares	Loss		Shares
	(millions, except per share figures)
Net income (loss) and average number of shares outstanding	$10		422.4	$(35)		420.5
Shares to be issued under deferred compensation plans			1.1			1.3

	$10		423.5	$(35)		421.8

Basic earnings (loss) per share		$.02			$(.08)

Effect of dilutive securities–stock options, restricted stock and restricted stock units			4.1			0

	$10		427.6	$(35)		421.8
Diluted earnings (loss) per share		$.02			$(.08)

	39 Weeks Ended
	October 30, 2010			October 31, 2009
	Income		Shares	Loss		Shares
	(millions, except per share figures)
Net income (loss) and average number of shares outstanding	$180		421.9	$(116)		420.3
Shares to be issued under deferred compensation plans			1.1			1.3

	$180		423.0	$(116)		421.6

Basic earnings (loss) per share		$.43			$(.27)

Effect of dilutive securities–stock options, restricted stock and restricted stock units			3.7			0

	$180		426.7	$(116)		421.6
Diluted earnings (loss) per share		$.42			$(.27)

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 25.4 million shares of common stock and 827,000 shares of restricted stock were outstanding at October 30, 2010, but were not included in the computation of diluted earnings per share for the 13 or 39 weeks ended October 30, 2010 because their inclusion would have been antidilutive.

Stock options to purchase 39.0 million shares of common stock, 179,000 shares of restricted stock and 2.9 million shares of performance-based restricted stock units were outstanding at October 31, 2009, but were not included in the computation of diluted loss per share for the 13 or 39 weeks ended October 31, 2009 because, as a result of the Company’s net loss during these periods, their inclusion would have been antidilutive.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Financing

During the 13 and 39 weeks ended October 30, 2010, consistent with its strategy to reduce indebtedness, the Company used approximately $541 million and approximately $1,067 million, respectively, of cash to repurchase approximately $500 million and approximately $1,000 million, respectively, of indebtedness prior to maturity. In connection with these repurchases, the Company recognized additional interest expense of approximately $39 million and approximately $66 million in the 13 and 39 weeks ended October 30, 2010, respectively, due to the expenses associated with the early retirement of this debt.

The following table shows the detail of the early retirement of debt during the 13 and 39 weeks ended October 30, 2010:

	13 Weeks Ended October 30, 2010	39 Weeks Ended October 30, 2010
	(millions)
6.625% Senior notes due 2011	$113	$170
7.45% Senior debentures due 2011	32	41
5.35% Senior notes due 2012	59	484
8.0% Senior debentures due 2012	18	27
5.875% Senior notes due 2013	52	52
7.625% Senior debentures due 2013	16	16
5.75% Senior notes due 2014	47	47
7.875% Senior notes due 2015	38	38
5.90% Senior notes due 2016	123	123
7.45% Senior debentures due 2016	2	2

	$500	$1,000

On November 1, 2010, the Company repaid $150 million of 10.625% Senior debentures at maturity.

On February 10, 2009, the Company completed a cash tender offer pursuant to which it purchased approximately $680 million of its outstanding debt for aggregate consideration, including accrued and unpaid interest, of approximately $686 million.

The following table shows the detail of the early retirement of debt during the 39 weeks ended October 31, 2009:

39 Weeks Ended October 31, 2009
(millions)
4.80% Senior notes due 2009	$481
6.30% Senior notes due 2009	199

$680

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(millions)
Pension Plan
Service cost	$25	$17	$75	$61
Interest cost	40	43	119	130
Expected return on assets	(55)	(47)	(164)	(140)
Recognition of net actuarial loss	15	0	45	0
Amortization of prior service cost	(1)	(1)	(1)	(1)

	$24	$12	$74	$50

Supplementary Retirement Plan
Service cost	$1	$0	$4	$3
Interest cost	9	9	27	31
Recognition of net actuarial loss	1	0	3	0
Amortization of prior service cost	0	0	(1)	(1)

	$11	$9	$33	$33

Postretirement Obligations
Service cost	$0	$0	$0	$0
Interest cost	4	4	11	14
Recognition of net actuarial gain	(2)	(2)	(4)	(5)
Amortization of prior service cost	0	0	0	0

	$2	$2	$7	$9

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the 39 weeks ended October 30, 2010, the Company made a funding contribution to the Pension Plan of $325 million. During the 39 weeks ended October 31, 2009, the Company made funding contributions to the Pension Plan totaling approximately $146 million.

As of the date of this report, the Company is contemplating a voluntary funding contribution to the Pension Plan of up to $500 million prior to January 29, 2011. The final determination of the timing and amount, if any, of such contribution will be made during the fourth quarter of 2010.

In March 2010, President Obama signed into law the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Acts”). Included among the major provisions of these laws is a change in the tax treatment related to the Medicare Part D subsidy. The Company’s postretirement obligations reflect estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the 2010 Acts, the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D subsidies received beginning February 3, 2013. During the 39 weeks ended October 30, 2010, the Company recorded a $4 million deferred tax expense to reduce its deferred tax asset as a result of the elimination of the deductibility of retiree health care payments to the extent of tax-free Medicare Part D subsidies that are received.

Based on data currently available, the Company is not able at this time to determine the ongoing impact that the other provisions of the 2010 Acts will have on the Company-sponsored medical plans. As a result of this legislation, the Company is evaluating the impact of the 2010 Acts on the active and retiree benefit plans offered by the Company. The provisions of the 2010 Act did not require a re-measurement of the Company’s postretirement obligations and did not impact the postretirement net periodic benefit costs for the 39 weeks ended October 30, 2010.

6.	Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 39 weeks ended October 30, 2010 and October 31, 2009:

	October 30, 2010	October 31, 2009
	(millions)
Accumulated other comprehensive loss, at beginning of period	$(753)	$(486)
Unrealized gain on marketable securities, net of income tax effect of $0 million and $5 million	0	8
Post employment and postretirement benefit plans:
Recognition of net actuarial (gain) loss, net of income tax effect of $17 million and $2 million	27	(3)
Prior service cost, net of income tax effect of $1 million and $1 million	(1)	(1)

Accumulated other comprehensive loss, at end of period	$(727)	$(482)

7.	Fair Value Measurements

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis:

	October 30, 2010				October 31, 2009
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$96	$33	$63	$0	$111	$39	$72	$0

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

The following table shows the estimated fair values of the Company’s long-term debt:

	October 30, 2010			October 31, 2009
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,707	$6,952	$7,085	$8,308	$8,591	$7,716

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

Condensed Consolidating Balance Sheets as of October 30, 2010, October 31, 2009 and January 30, 2010, the related Condensed Consolidating Statements of Operations for the 13 and 39 weeks ended October 30, 2010 and October 31, 2009, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended October 30, 2010 and October 31, 2009 are presented on the following pages.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of October 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$427	$36	$252	$0	$715
Receivables	0	33	270	0	303
Merchandise inventories	0	3,490	3,040	0	6,530
Prepaid expenses and other current assets	0	93	196	0	289
Income taxes	95	0	0	(95)	0
Deferred income tax assets	4	0	0	(4)	0

Total Current Assets	526	3,652	3,758	(99)	7,837

Property and Equipment–net	0	5,043	3,872	0	8,915
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	192	455	0	647
Other Assets	4	120	416	0	540
Deferred Income Tax Assets	15	0	0	(15)	0
Intercompany Receivable	2,107	0	2,932	(5,039)	0
Investment in Subsidiaries	2,549	2,894	0	(5,443)	0

Total Assets	$5,201	$15,216	$11,861	$(10,596)	$21,682

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$602	$3	$0	$605
Merchandise accounts payable	0	1,572	1,593	0	3,165
Accounts payable and accrued liabilities	256	1,005	1,117	0	2,378
Income taxes	0	15	88	(95)	8
Deferred income taxes	0	289	41	(4)	326

Total Current Liabilities	256	3,483	2,842	(99)	6,482

Long-Term Debt	0	6,953	29	0	6,982
Intercompany Payable	0	5,039	0	(5,039)	0
Deferred Income Taxes	0	249	831	(15)	1,065
Other Liabilities	54	973	1,235	0	2,262
Shareholders’ Equity (Deficit)	4,891	(1,481)	6,924	(5,443)	4,891

Total Liabilities and Shareholders’ Equity	$5,201	$15,216	$11,861	$(10,596)	$21,682

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended October 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$2,906	$5,292	$(2,575)	$5,623

Cost of sales	0	(1,843)	(4,094)	2,560	(3,377)

Gross margin	0	1,063	1,198	(15)	2,246

Selling, general and administrative expenses	(2)	(1,156)	(926)	15	(2,069)

Operating income (loss)	(2)	(93)	272	0	177

Interest (expense) income, net
External	0	(162)	(2)	0	(164)
Intercompany	0	(41)	41	0	0

Equity in earnings of subsidiaries	11	7	0	(18)	0

Income (loss) before income taxes	9	(289)	311	(18)	13

Federal, state and local income tax benefit (expense)	1	90	(94)	0	(3)

Net income (loss)	$10	$(199)	$217	$(18)	$10

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 39 Weeks Ended October 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$8,742	$14,071	$(6,079)	$16,734

Cost of sales	0	(5,411)	(10,594)	6,036	(9,969)

Gross margin	0	3,331	3,477	(43)	6,765

Selling, general and administrative expenses	(6)	(3,304)	(2,748)	43	(6,015)

Operating income (loss)	(6)	27	729	0	750

Interest (expense) income, net
External	1	(456)	(1)	0	(456)
Intercompany	(1)	(125)	126	0	0

Equity in earnings of subsidiaries	184	92	0	(276)	0

Income (loss) before income taxes	178	(462)	854	(276)	294

Federal, state and local income tax benefit (expense)	2	166	(282)	0	(114)

Net income (loss)	$180	$(296)	$572	$(276)	$180

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended October 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$180	$(296)	$572	$(276)	$180
Equity in earnings of subsidiaries	(184)	(92)	0	276	0
Dividends received from subsidiaries	289	0	0	(289)	0
Depreciation and amortization	0	427	438	0	865
(Increase) decrease in working capital	(86)	(474)	93	0	(467)
Other, net	8	(379)	139	0	(232)

Net cash provided (used) by operating activities	207	(814)	1,242	(289)	346

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(51)	(185)	0	(236)
Other, net	0	0	(49)	0	(49)

Net cash used by investing activities	0	(51)	(234)	0	(285)

Cash flows from financing activities:
Debt repaid	0	(1,088)	(2)	0	(1,090)
Dividends paid	(63)	0	(289)	289	(63)
Issuance of common stock, net of common stock acquired	29	0	0	0	29
Intercompany activity, net	(1,182)	1,945	(763)	0	0
Other, net	118	(16)	(10)	0	92

Net cash provided (used) by financing activities	(1,098)	841	(1,064)	289	(1,032)

Net decrease in cash and cash equivalents	(891)	(24)	(56)	0	(971)
Cash and cash equivalents at beginning of period	1,318	60	308	0	1,686

Cash and cash equivalents at end of period	$427	$36	$252	$0	$715

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of October 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$286	$51	$244	$0	$581
Receivables	0	26	256	0	282
Merchandise inventories	0	3,483	2,923	0	6,406
Prepaid expenses and other current assets	0	99	117	0	216
Deferred income tax assets	0	0	3	(3)	0
Income tax receivable	93	0	0	(65)	28

Total Current Assets	379	3,659	3,543	(68)	7,513
Property and Equipment–net	0	5,552	4,310	0	9,862
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	224	464	0	688
Other Assets	4	150	353	0	507
Deferred Income Tax Assets	22	0	0	(22)	0
Intercompany Receivable	1,698	0	2,421	(4,119)	0
Investment in Subsidiaries	2,564	2,730	0	(5,294)	0

Total Assets	$4,667	$15,630	$11,519	$(9,503)	$22,313

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$90	$2	$0	$92
Merchandise accounts payable	0	1,587	1,522	0	3,109
Accounts payable and accrued liabilities	127	970	1,262	0	2,359
Income taxes	0	14	51	(65)	0
Deferred income taxes	0	253	0	(3)	250

Total Current Liabilities	127	2,914	2,837	(68)	5,810
Long-Term Debt	0	8,594	24	0	8,618
Intercompany Payable	0	4,119	0	(4,119)	0
Deferred Income Taxes	0	227	802	(22)	1,007
Other Liabilities	46	1,104	1,234	0	2,384
Shareholders’ Equity (Deficit)	4,494	(1,328)	6,622	(5,294)	4,494

Total Liabilities and Shareholders’ Equity	$4,667	$15,630	$11,519	$(9,503)	$22,313

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended October 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$2,865	$4,887	$(2,475)	$5,277

Cost of sales	0	(1,824)	(3,791)	2,459	(3,156)

Gross margin	0	1,041	1,096	(16)	2,121

Selling, general and administrative expenses	(3)	(1,150)	(896)	16	(2,033)

Division consolidation costs	0	(11)	(22)	0	(33)

Operating income (loss)	(3)	(120)	178	0	55

Interest (expense) income, net

External	0	(137)	0	0	(137)

Intercompany	0	(37)	37	0	0

Equity in losses of subsidiaries	(33)	(30)	0	63	0

Income (loss) before income taxes	(36)	(324)	215	63	(82)

Federal, state and local income tax benefit (expense)	1	104	(58)	0	47

Net income (loss)	$(35)	$(220)	$157	$63	$(35)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 39 Weeks Ended October 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$8,485	$11,280	$(4,125)	$15,640

Cost of sales	0	(5,278)	(8,193)	4,075	(9,396)

Gross margin	0	3,207	3,087	(50)	6,244

Selling, general and administrative expenses	(7)	(3,353)	(2,540)	50	(5,850)

Division consolidation costs	0	(70)	(135)	0	(205)

Operating income (loss)	(7)	(216)	412	0	189

Interest (expense) income, net

External	2	(419)	0	0	(417)

Intercompany	(1)	(115)	116	0	0

Equity in losses of subsidiaries	(112)	(66)	0	178	0

Income (loss) before income taxes	(118)	(816)	528	178	(228)

Federal, state and local income tax benefit (expense)	2	285	(175)	0	112

Net income (loss)	$(116)	$(531)	$353	$178	$(116)

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended October 31, 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(116)	$(531)	$353	$178	$(116)
Division consolidation costs	0	70	135	0	205
Equity in losses from subsidiaries	112	66	0	(178)	0
Dividends received from subsidiaries	303	0	0	(303)	0
Depreciation and amortization	0	464	441	0	905
(Increase) decrease in working capital	30	(284)	(109)	0	(363)
Other, net	69	(228)	(66)	0	(225)

Net cash provided (used) by operating activities	398	(443)	754	(303)	406

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(74)	(201)	0	(275)
Other, net	0	0	(9)	0	(9)

Net cash used by investing activities	0	(74)	(210)	0	(284)

Cash flows from financing activities:
Debt repaid	0	(962)	(2)	0	(964)
Dividends paid	(63)	0	(303)	303	(63)
Issuance of common stock, net of common stock acquired	7	0	0	0	7
Intercompany activity, net	(1,066)	1,466	(400)	0	0
Other, net	(37)	(4)	135	0	94

Net cash provided (used) by financing activities	(1,159)	500	(570)	303	(926)

Net decrease in cash and cash equivalents	(761)	(17)	(26)	0	(804)
Cash and cash equivalents at beginning of period	1,047	68	270	0	1,385

Cash and cash equivalents at end of period	$286	$51	$244	$0	$581

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of January 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,318	$60	$308	$0	$1,686
Receivables	0	82	276	0	358
Merchandise inventories	0	2,536	2,079	0	4,615
Prepaid expenses and other current assets	0	98	125	0	223
Income taxes	7	0	0	(7)	0
Deferred income tax assets	0	0	54	(54)	0

Total Current Assets	1,325	2,776	2,842	(61)	6,882
Property and Equipment–net	0	5,383	4,124	0	9,507
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	217	461	0	678
Other Assets	4	123	363	0	490
Deferred Income Tax Assets	113	0	0	(113)	0
Intercompany Receivable	890	0	2,188	(3,078)	0
Investment in Subsidiaries	2,627	2,792	0	(5,419)	0

Total Assets	$4,959	$14,606	$10,406	$(8,671)	$21,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$239	$3	$0	$242
Merchandise accounts payable	0	637	675	0	1,312
Accounts payable and accrued liabilities	117	1,529	980	0	2,626
Income taxes	0	4	71	(7)	68
Deferred income taxes	93	167	0	(54)	206

Total Current Liabilities	210	2,576	1,729	(61)	4,454
Long-Term Debt	0	8,432	24	0	8,456
Intercompany Payable	0	3,078	0	(3,078)	0
Deferred Income Taxes	0	570	611	(113)	1,068
Other Liabilities	48	1,161	1,412	0	2,621
Shareholders’ Equity (Deficit)	4,701	(1,211)	6,630	(5,419)	4,701

Total Liabilities and Shareholders’ Equity	$4,959	$14,606	$10,406	$(8,671)	$21,300

MACY’S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “third quarter of 2010” and “third quarter of 2009” are to the Company’s 13-week fiscal periods ended October 30, 2010 and October 31, 2009, respectively, and all references to “2010” and “2009” are to the Company’s 39-week fiscal periods ended October 30, 2010 and October 31, 2009, respectively.

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

During January 2010, the Company announced plans to launch a new Bloomingdale’s Outlet store concept in 2010, which will initially consist of four Bloomingdale’s Outlet stores, each with approximately 25,000 square feet. As of the date of this report, all four Bloomingdale’s Outlet stores have been opened. Additional Bloomingdale’s Outlet stores are expected to roll out to selected locations across the country in 2011 and beyond. Bloomingdale’s Outlet stores will offer a range of apparel and accessories, including women’s ready-to-wear, men’s, children’s, women’s shoes, fashion accessories, jewelry, handbags and intimate apparel.

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

The Company cannot predict whether, when or the manner in which the economic conditions described above will change. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in the fourth quarter of 2010 will increase in the range of 3.5% to 4.5% from 2009 levels.

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

Comparison of the 13 Weeks Ended October 30, 2010 and October 31, 2009

Net income for the third quarter of 2010 was $10 million, compared to the net loss of $35 million in the third quarter of 2009, reflecting the benefits of the strategic initiatives at Macy’s and the continued strong performance at Bloomingdale’s. Net loss for the third quarter of 2009 included the impact of $33 million of division consolidation costs.

Net sales for the third quarter of 2010 totaled $5,623 million, compared to net sales of $5,277 million for the third quarter of 2009, an increase of $346 million or 6.6%. On a comparable store basis, net sales for the third quarter of 2010 were up 3.9% compared to the third quarter of 2009. Sales from the Company’s Internet businesses in the third quarter of 2010 increased 24.0% compared to the third quarter of 2009 and positively affected the Company’s third quarter of 2010 comparable store sales by 0.8%. Sales of the Company’s private label and exclusive brands continued to be strong in the third quarter of 2010. Sales in the third quarter of 2010 were strongest in fashion watches, contemporary women’s sportswear, particularly the Company’s private I-N-C brand, cosmetics and fragrances, men’s and luggage. Sales in the third quarter of 2010 were less strong in cold weather goods, traditional women’s sportswear and tabletop. The Company calculates comparable store sales as sales from stores in operation throughout 2009 and 2010 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,377 million or 60.0% of net sales for the third quarter of 2010, compared to $3,156 million or 59.8% of net sales for the third quarter of 2009, an increase of $221 million. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $2,069 million or 36.9% of net sales for the third quarter of 2010, compared to $2,033 million or 38.5% of net sales for the third quarter of 2009, an increase of $36 million. The increase in SG&A expenses for the third quarter of 2010 resulted from higher selling costs as a result of stronger sales, higher costs in support of the Company’s omni-channel operations and higher pension and supplementary retirement plan expenses. The SG&A rate as a percent to net sales was lower in the third quarter of 2010, as compared to the third quarter of 2009, reflecting increased net sales.

Division consolidation costs were $33 million for the third quarter of 2009, and consisted primarily of severance and other human resource-related costs.

Net interest expense was $164 million for the third quarter of 2010 compared to $137 million for the third quarter of 2009, an increase of $27 million. The increase in net interest expense is primarily due to approximately $39 million of expenses associated with the early retirement of approximately $500 million of outstanding debt, partially offset by lower levels of borrowings primarily due to the Company’s early retirement of outstanding debt during 2010.

The Company’s effective income tax rate of 21.1% for the third quarter of 2010 and 57.0% for the third quarter of 2009 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY’S, INC.

Comparison of the 39 Weeks Ended October 30, 2010 and October 31, 2009

Net income for 2010 was $180 million, compared to the net loss of $116 million for 2009, reflecting the benefits of the strategic initiatives at Macy’s and the continued strong performance at Bloomingdale’s. The net loss for 2009 included the impact of $205 million of division consolidation costs.

Net sales for 2010 totaled $16,734 million, compared to net sales of $15,640 million for 2009, an increase of $1,094 million or 7.0%. On a comparable store basis, net sales for 2010 were up 4.7% compared to 2009. Sales from the Company’s Internet businesses in 2010 increased 28.5% compared to of 2009 and positively affected the Company’s 2010 comparable store sales by 0.7%. Sales of the Company’s private label and exclusive brands continued to be strong in 2010. Sales in 2010 were strongest in contemporary women’s sportswear, particularly the Company’s private I-N-C brand, fashion watches, men’s and luggage. Sales in 2010 were less strong in traditional women’s sportswear. The Company calculates comparable store sales as sales from stores in operation throughout 2009 and 2010 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $9,969 million or 59.6% of net sales for 2010, compared to $9,396 million or 60.1% of net sales for 2009, an increase of $573 million. The cost of sales rate for 2010 benefited from increased net sales and good inventory management. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $6,015 million or 35.9% of net sales for 2010, compared to $5,850 million or 37.4% of net sales for 2009, an increase of $165 million. The increase in SG&A expenses for 2010 resulted from higher selling costs as a result of stronger sales, higher costs in support of the Company’s omni-channel operations and higher pension and supplementary retirement plan expenses. The SG&A rate as a percent to net sales was lower in 2010, as compared to 2009, reflecting increased net sales.

Division consolidation costs were $205 million for 2009, and consisted primarily of severance and other human resource-related costs.

Net interest expense was $456 million for 2010 compared to $417 million for 2009, an increase of $39 million. The increase in net interest expense is primarily due to approximately $66 million of expenses associated with the early retirement of approximately $1,000 million of outstanding debt, partially offset by lower levels of borrowings primarily due to the Company’s early retirement of outstanding debt during 2010.

The Company’s effective tax rate of 38.7% for 2010 and 49.3% for 2009 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations. Additionally, income tax expense for 2010 reflects a $4 million reduction of deferred tax assets due to the recent enactment of healthcare reform legislation. The reduction was required as a result of the elimination of the deductibility of retiree health care payments to the extent of tax-free Medicare Part D subsidies that are received. The change in deductibility is effective for the Company on February 3, 2013.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Net cash provided by operating activities in 2010 was $346 million, compared to net cash provided by operating activities of $406 million in 2009. The decrease in cash provided by operating activities in 2010 compared to 2009 includes a greater decrease in other liabilities not separately identified, primarily accelerated pension contributions.

Net cash used by investing activities was $285 million for 2010, compared to net cash used by investing activities of $284 million for 2009. Investing activities for 2010 include purchases of property and equipment totaling $203 million and capitalized software of $105 million, compared to purchases of property and equipment totaling $238 million and capitalized software of $64 million for 2009. As of the date of this report, the Company has opened two new Macy’s stores, one new Bloomingdale’s store and four Bloomingdale’s Outlet stores. During 2009, the Company opened five new Macy’s stores, re-opened two Macy’s stores that had been damaged in 2008 by Hurricane Ike and also opened one Macy’s store which was a replacement store. Cash flows from investing activities also included $66 million and $10 million from the disposition of property and equipment for 2010 and 2009, respectively.

Net cash used by financing activities was $1,032 million for 2010, including the repayment of $1,090 million of debt and the payment of $63 million of cash dividends, partially offset by an increase in outstanding checks of $92 million and the issuance of $30 million of common stock, primarily related to the exercise of stock options. The debt repaid during 2010 includes the early retirement of approximately $1,000 million of outstanding debt. During 2010, the Company repurchased no shares of its common stock under its share repurchase program and anticipates no share repurchases under its share repurchase program for the remainder of fiscal 2010.

On November 1, 2010, the Company repaid $150 million of 10.625% Senior debentures at maturity.

MACY’S, INC.

Net cash used by financing activities was $926 million for 2009, including the repayment of $964 million of debt and the payment of $63 million of cash dividends, partially offset by an increase in outstanding checks of $94 million and the issuance of $8 million of common stock, primarily related to the exercise of stock options.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire August 30, 2012. As of and during the 39 weeks ended October 30, 2010, the Company had no borrowings outstanding under this agreement. As of the date of this report, the Company does not expect to borrow under this agreement during fiscal 2010.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.00 (3.25 after October 30, 2010) and a specified leverage ratio as of and for the latest four quarters of no more than 4.75 (4.50 after October 30, 2010). The Company’s interest coverage ratio for the third quarter of 2010 was 5.27 and its leverage ratio at October 30, 2010 was 2.46, in each case as calculated in accordance with the credit agreement.

The rate of interest payable in respect of $612 million in aggregate principal amount of the Company’s senior notes outstanding at October 30, 2010 decreased by .50 percent per annum to 8.375% effective in May 2010 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding at October 30, 2010 could increase by up to 1.50 percent per annum or decrease by up to .50 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

On October 22, 2010, the Company’s board of directors declared a regular quarterly dividend of 5 cents per share on its common stock, payable January 3, 2011, to shareholders of record at the close of business on December 15, 2010.

As of the date of this report, the Company is contemplating a voluntary funding contribution to the Pension Plan of up to $500 million prior to January 29, 2011. The final determination of the timing and amount, if any, of such contribution will be made during the fourth quarter of 2010.

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

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of October 30, 2010, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the third quarter of 2010:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)
August 1, 2010 – August 28, 2010	1	17.88	0	852
August 29, 2010 – October 2, 2010	0	0	0	852
October 3, 2010 – October 30, 2010	0	0	0	852

Total	1	17.88	0

(1)    Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of October 30, 2010, $852 million of authorization remained unused. Although the Company has not made any purchases of Common Stock since February 1, 2008 and currently does not intend to make any such purchases in 2010, it may resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

MACY’S, INC.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101**	The following financial statements from Macy’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, filed on December 6, 2010, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MACY’S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY’S, INC.

Dated: December 6, 2010	By:	/s/ Dennis J. Broderick
	Name:	Dennis J. Broderick
	Title:	Executive Vice President, General Counsel and Secretary

	By:	/s/ Joel A. Belsky
	Name:	Joel A. Belsky
	Title:	Executive Vice President and Controller (Principal Accounting Officer)