Form 10-K
period 2011-01-29
Macy's, Inc.
filed 2011-03-30
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended	Commission File Number:
January 29, 2011	1-13536

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2010) was approximately $7,873,300,000.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2011
Common Stock, $0.01 par value per share	423,747,325 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2011 (Proxy Statement)	Part III

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

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2010,” “2009,” “2008,” “2007” and “2006” are references to the Company’s fiscal years ended January 29, 2011, January 30, 2010, January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

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

General. The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. On June 1, 2007, the Company changed its corporate name from Federated Department Stores, Inc. to Macy’s, Inc. and the Company’s shares began trading under the ticker symbol “M” on the New York Stock Exchange (“NYSE”). As of January 29, 2011, the operations of the Company included approximately 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico under the names “Macy’s” and “Bloomingdale’s” as well as macys.com and bloomingdales.com. The Company also operates four Bloomingdale’s Outlet stores.

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

In 2008, the Company announced the “My Macy’s” localization initiative which was developed with the goal of accelerating sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. My Macy’s has concentrated more management talent in local markets, effectively reducing the “span of control” over local stores; created new positions in the field to work with district planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowered locally based executives to make more and better decisions. Also as part of My Macy’s, the Company’s Macy’s branded stores are organized in a unified operating structure and division central office organizations were eliminated. This has reduced central office and administrative expense, eliminated duplication, sharpened execution, and helped the Company to partner more effectively with its suppliers and business partners.

During January 2010, the Company announced plans to launch a new Bloomingdale’s Outlet store concept in 2010, to initially consist of four Bloomingdale’s Outlet stores, each with approximately 25,000 square feet. All four Bloomingdale’s Outlet stores opened during 2010. Additional Bloomingdale’s Outlet stores are expected to roll out to selected locations across the country in 2011 and beyond. Additionally, in February 2010, Bloomingdale’s opened in Dubai, United Arab Emirates under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC, under which the Company is entitled to a license fee in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum amounts.

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

For 2010, 2009 and 2008, the following merchandise constituted the following percentages of sales:

	2010	2009	2008
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	36%	36%	36%
Feminine Apparel	26	26	27
Men’s and Children’s	23	22	22
Home/Miscellaneous	15	16	15

	100%	100%	100%

In 2010, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

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

•	Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned direct subsidiary of the Company, is responsible for the design, development and marketing of Macy’s private label brands and certain licensed brands. Bloomingdale’s uses MMG for only a very small portion of its private label merchandise. The Company believes that its private label merchandise further differentiates its merchandise assortments from those of its competitors and delivers exceptional value to its customers. The principal private label brands currently offered by Macy’s include Alfani, American Rag, Bar III, Charter Club, Club Room, Epic Threads, first impressions, Giani Bernini, greendog, Holiday Lane, Hotel Collection, I-N-C, jenni by jennifer moore, John Ashford, JM Collection, Karen Scott, Martha Stewart Collection, Morgan Taylor, Style & Co., Tasso Elba, the cellar, Tools of the Trade, and Via Europa. The principal licensed brands managed by MMG are American Rag and Martha Stewart Collection. The trademarks associated with all of the foregoing brands, other than American Rag and Martha Stewart Collection, are owned by Macy’s. The American Rag and Martha Stewart Collection brands are owned by third parties, which license the trademarks associated with such brands to Macy’s pursuant to agreements which are presently scheduled to expire in 2050 and 2027, respectively.

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

Employees. As of January 29, 2011, the Company had approximately 166,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of January 29, 2011 were represented by unions. Management considers its relations with its employees to be satisfactory.

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

Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2010. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.

Competition. The retailing industry is intensely competitive. The Company’s stores and direct-to-customer business operations compete with many retailing formats in the geographic areas in which they operate, including department stores, specialty stores, general merchandise stores, off-price and discount stores, new and established forms of home shopping (including the Internet, mail order catalogs and television) and manufacturers’ outlets, among others. The retailers with which the Company competes include Bed Bath & Beyond, Belk, Bon Ton, Burlington Coat Factory, Dillard’s, Gap, J.C. Penney, Kohl’s, Limited, Lord & Taylor, Neiman Marcus, Nordstrom, Saks, Sears, Target, TJ Maxx and Wal-Mart. The Company seeks to attract customers by offering superior selections, obvious value, and distinctive marketing in stores that are located in premier locations, and by providing an exciting shopping environment and superior service through an omnichannel experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

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

Executive Officers of the Registrant.

The following table sets forth certain information as of March 25, 2011 regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	59	Chairman of the Board; President and Chief Executive Officer; Director
Janet E. Grove	60	Vice Chair
Timothy M. Adams	57	Chief Private Brand Officer
Thomas L. Cole	62	Chief Administrative Officer
Jeffrey Gennette	49	Chief Merchandising Officer
Julie Greiner	57	Chief Merchandise Planning Officer
Karen M. Hoguet	54	Chief Financial Officer
Ronald Klein	61	Chief Stores Officer
Peter Sachse	53	Chief Marketing Officer
Mark S. Cosby	52	President - Stores
Joel A. Belsky	57	Executive Vice President and Controller
Dennis J. Broderick	62	Executive Vice President, General Counsel and Secretary

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

Janet E. Grove has been Vice Chair of the Company since February 2009 responsible for facilitating the transition of merchandising, planning and private brand development functions under the new Macy’s organization structure and International Retail Store Development initiatives; prior thereto she served as Vice

Chair, Merchandising, Private Brand and Product Development of the Company from February 2003 to February 2009. Ms. Grove also served as Chairman of MMG from 1998 to 2009 and Chief Executive Officer of MMG from 1999 to 2009.

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

The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending. The Company’s sales and operating results depend in part on its ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. The Company develops new retail concepts and continuously adjusts its industry position in certain major and private-label brands and product categories in an effort to satisfy customers. Any sustained failure to anticipate, identify and respond to emerging trends in lifestyle and consumer preferences could have a material adverse effect on the Company’s business. The Company’s sales are impacted by discretionary spending by consumers. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and customer behaviors towards incurring and paying debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters.

The Company’s business is subject to unfavorable economic and political conditions and other developments and risks.

Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect the Company’s business. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, consumer credit availability, consumer debt levels, consumer debt payment behaviors, tax rates and policy, unemployment trends, oil prices, and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could adversely impact the Company’s business and results of operations. In addition, unstable political conditions or civil unrest, including terrorist activities and worldwide military and domestic disturbances and conflicts, may disrupt commerce and could have a material adverse effect on the Company’s business and results of operations.

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

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict the Company’s access to this potential source of future liquidity. A decrease in the ratings that rating agencies assign to the Company’s short and long-term debt may negatively impact the Company’s access to the debt capital markets and increase the Company’s cost of borrowing. In addition, the Company’s bank credit agreements require the Company to maintain specified interest coverage and leverage ratios. The Company’s ability to comply with the ratios may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If the Company’s results of operations or operating ratios deteriorate to a point where the Company is not in compliance with its debt covenants, and the Company is unable to obtain a waiver, much of the Company’s debt would be in default and could become due and payable immediately. The Company’s assets may not be sufficient to repay in full this indebtedness, resulting in a need for an alternate source of funding. The Company cannot make any assurances that it would be able to obtain such an alternate source of funding on satisfactory terms, if at all, and its inability to do so could cause the holders of its securities to experience a partial or total loss of their investments in the Company.

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

The Company depends upon designers, vendors and other sources of merchandise, goods and services.

The Company’s relationships with established and emerging designers have been a significant contributor to the Company’s past success. The Company’s ability to find qualified vendors and access products in a timely and efficient manner is often challenging, particularly with respect to goods sourced outside the United States. The Company’s procurement of goods and services from outside the United States is subject to risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade. In addition, the Company’s procurement of all its goods and services is subject to the effects of price increases which the Company may or may not be able to pass through to its customers. All of these factors may affect the Company’s ability to access suitable merchandise on acceptable terms, are beyond the Company’s control and could adversely impact the Company’s performance.

The Company depends upon the success of its advertising and marketing programs.

The Company’s advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,072 million for 2010. The Company’s business depends on high customer traffic in its stores and effective marketing. The Company has many initiatives in this area, and often changes its advertising and marketing programs. There can be no assurance as to the Company’s continued ability to effectively execute its advertising and marketing programs, and any failure to do so could have a material adverse effect on the Company’s business and results of operations.

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

The Company is a party to contracts, transactions and business relationships with various third parties, including vendors, suppliers, service providers, lenders and participants in joint ventures, strategic alliances and other joint commercial relationships, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential leaseholds, products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate the Company’s business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Current economic, industry and market conditions could result in increased risks to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurances that it would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s cash flows, financial condition and results of operations.

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

The Company is subject to various federal, state and local laws, rules, regulations and initiatives, including laws and regulations with respect to the credit card industry including the Credit Card Act of 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which may change from time to time. In addition, the Company is regularly involved in various litigation matters that arise in the ordinary course of its business. Litigation or regulatory developments could adversely affect the Company’s business and financial condition.

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

The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 29, 2011, the operations of the Company included 850 retail stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 154,200,000 square feet. Of such stores, 467 were owned, 268 were leased and 115 stores were operated under arrangements where the Company owned the building and leased the land. Substantially all owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.

Additional information about the Company’s stores and warehouses, distribution and fulfillment centers (“DC’s”) as of January 29, 2011 is as follows:

Geographic Region	Total Stores	Owned Stores	Leased Stores	Stores Subject to a Ground Lease	Total DC’s	Owned DC’s
Mid-Atlantic	107	55	33	19	3	2
North	84	65	15	4	2	2
Northeast	104	54	41	9	2	2
Northwest	126	39	69	18	3	1
Southeast	110	72	17	21	3	2
Southwest	117	45	48	24	3	3
Midwest	96	58	27	11	2	2
South Central	106	79	18	9	3	2

	850	467	268	115	21	16

The eight geographic regions detailed in the foregoing table are based on the Company’s Macy’s branded operational structure.

The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States. Store count activity was as follows:

	2010	2009	2008
Store count at beginning of fiscal year	850	847	853
New stores opened and other expansions	7	9	11
Stores closed	(7)	(6)	(17)

Store count at end of fiscal year	850	850	847

Item 3.	Legal Proceedings.

On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy’s, Inc. Profit Sharing 401(k) Investment Plan (the “401(k) Plan”), filed a lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the “May Plan”) between February 27, 2005 and the present. The lawsuit has been conditionally certified as a class action. The complaint alleges that the Company, as well as members of the Company’s board of directors and certain members of senior management, breached various fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”) to participants in the 401(k) Plan and the May Plan, by making false and misleading statements regarding the Company’s business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company’s stock price and “imprudent investment” by the 401(k) Plan and the May Plan in Macy’s stock. The plaintiff seeks an unspecified amount of compensatory damages and costs. The Company believes the lawsuit is without merit and intends to contest it vigorously.

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

The Common Stock is listed on the NYSE under the trading symbol “M.” As of January 29, 2011, the Company had approximately 23,000 stockholders of record. The following table sets forth for each fiscal quarter during 2010 and 2009 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared with respect to each fiscal quarter on each share of Common Stock.

	2010			2009
	Low	High	Dividend	Low	High	Dividend
1st Quarter	15.34	25.25	0.0500	6.27	14.09	0.0500
2nd Quarter	16.93	24.84	0.0500	10.27	15.29	0.0500
3rd Quarter	18.70	25.26	0.0500	13.58	20.84	0.0500
4th Quarter	22.78	26.32	0.0500	15.39	19.77	0.0500

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.

The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2010.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
October 31, 2010 – November 27, 2010	0	0	0	852
November 28, 2010 – January 1, 2011	0	0	0	852
January 2, 2011 – January 29, 2011	0	0	0	852

	0	0	0

(1)	Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of January 29, 2011, $852 million of authorization remained unused. Although the Company has not made any purchases of Common Stock since February 1, 2008 and currently does not intend to make any such purchases in 2011, it may resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Retail Department Store Index for the period from January 27, 2006 through January 28, 2011, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the S&P Retail Department Store Index are Dillard’s, Macy’s, J.C. Penney, Kohl’s, Nordstrom and Sears.

Item 6.	Selected Financial Data.

The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2010	2009**	2008**	2007	2006*
	(millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$25,003	$23,489	$24,892	$26,313	$26,970
Cost of sales	(14,824)	(13,973)	(15,009)	(15,677)	(16,019)
Inventory valuation adjustments – May integration	0	0	0	0	(178)

Gross margin	10,179	9,516	9,883	10,636	10,773
Selling, general and administrative expenses	(8,260)	(8,062)	(8,481)	(8,554)	(8,678)
Impairments, store closing costs and division consolidation costs	(25)	(391)	(398)	0	0
Goodwill impairment charges	0	0	(5,382)	0	0
May integration costs	0	0	0	(219)	(450)
Gains on sale of accounts receivable	0	0	0	0	191

Operating income (loss)	1,894	1,063	(4,378)	1,863	1,836
Interest expense (a)	(579)	(562)	(588)	(579)	(451)
Interest income	5	6	28	36	61

Income (loss) from continuing operations before income taxes	1,320	507	(4,938)	1,320	1,446
Federal, state and local income tax benefit (expense)	(473)	(178)	163	(411)	(458)

Income (loss) from continuing operations	847	329	(4,775)	909	988
Discontinued operations, net of income taxes (b)	0	0	0	(16)	7

Net income (loss)	$847	$329	$(4,775)	$893	$995

Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.00	$.78	$(11.34)	$2.04	$1.83
Net income (loss)	2.00	.78	(11.34)	2.00	1.84
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.98	$.78	$(11.34)	$2.01	$1.80
Net income (loss)	1.98	.78	(11.34)	1.97	1.81
Average number of shares outstanding	422.2	420.4	420.0	445.6	539.0
Cash dividends paid per share (c)	$.2000	$.2000	$.5275	$.5175	$.5075
Depreciation and amortization	$1,150	$1,210	$1,278	$1,304	$1,265
Capital expenditures	$505	$460	$897	$1,105	$1,392
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,464	$1,686	$1,385	$676	$1,294
Total assets	20,631	21,300	22,145	27,789	29,550
Short-term debt	454	242	966	666	650
Long-term debt	6,971	8,456	8,733	9,087	7,847
Shareholders’ equity	5,530	4,653	4,620	9,907	12,254

*	53 weeks
**	The Company changed its methodology for recording deferred state income taxes from a blended rate basis to a separate entity basis, and has reflected the effects of such change retroactively to fiscal 2008. Even though the Company considers the change to have had only an immaterial impact on its financial condition, results of operations and cash flows, the financial condition, results of operations and cash flows for the prior periods as previously reported have been adjusted to reflect the change.
(a)	Interest expense in 2010 includes approximately $66 million of expenses associated with the early retirement of approximately $1,000 million of outstanding debt. Interest expense includes a gain of approximately $54 million in 2006 related to the completion of a debt tender offer.
(b)	Discontinued operations include (1) for 2007, the after-tax results of the After Hours Formalwear business, including an after-tax loss of $7 million on the disposal of After Hours Formalwear, and (2) for 2006, the after-tax results of operations of the Lord & Taylor division and the Bridal Group division (including David’s Bridal, After Hours Formalwear, and Priscilla of Boston), including after-tax losses of $38 million and $18 million on the disposals of the Lord & Taylor division and the David’s Bridal and Priscilla of Boston businesses, respectively.
(c)	Cash dividends paid for 2006 have been adjusted to reflect the two-for-one stock-split effected in the form of a stock dividend distributed on June 9, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 29, 2011, the Company’s operations were conducted through Macy’s, macys.com, Bloomingdale’s, bloomingdales.com and Bloomingdale’s Outlet which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”

The Company is focused on four key strategies for continued growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy’s localization initiative; (ii) developing private and exclusive brands; (iii) embracing customer centricity, including engaging customers on the selling floor; and (iv) driving the omnichannel business.

The My Macy’s localization initiative was developed with the goal of accelerating sales growth in existing locations by ensuring that core customers surrounding each Macy’s store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. My Macy’s has concentrated more management talent in local markets, effectively reducing the “span of control” over local stores; created new positions in the field to work with district planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowered locally based executives to make more and better decisions. Also as part of My Macy’s, the Company’s Macy’s branded stores are organized in a unified operating structure and division central office organizations were eliminated. This has reduced central office and administrative expense, eliminated duplication, sharpened execution, and helped the Company to partner more effectively with its suppliers and business partners.

The Company’s omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices. As part of the comprehensive focus on its omnichannel business, the Company is building an efficient and resourceful organization that thrives on unrelenting creativity and innovation. Current and future expansions to the macys.com and bloomingdales.com online businesses represent investments in merchandising, marketing and site development, all of which complement ongoing improvements in systems infrastructure, fulfillment capacity and customer service.

During 2010, the Company launched a new Bloomingdale’s Outlet store concept, which initially consists of four Bloomingdale’s Outlet stores, each with approximately 25,000 square feet. Additional Bloomingdale’s Outlet stores are expected to roll out to selected locations across the country in 2011 and beyond. Bloomingdale’s Outlet stores offer a range of apparel and accessories, including women’s ready-to-wear, men’s, children’s, women’s shoes, fashion accessories, jewelry, handbags and intimate apparel.

Additionally, in February 2010, Bloomingdale’s opened in Dubai, United Arab Emirates under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC, under which the Company is entitled to a license fee in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum amounts.

During 2010, the Company opened two new Macy’s stores, one new Bloomingdale’s store, and four Bloomingdale’s Outlet stores. During 2009, the Company opened five new Macy’s department stores, re-opened two Macy’s department stores that had been damaged in 2008 by Hurricane Ike, opened one replacement Macy’s department store, and also expanded into an additional Macy’s location in an existing mall. In 2011, the Company intends to open three Bloomingdale’s Outlet stores and re-open a Macy’s department store that had been closed in 2010 due to flood damage.

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

Throughout 2008 and into 2009, consumer spending levels were adversely affected by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit. These conditions adversely affected, and to varying degrees continue to adversely affect, the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company. These conditions also adversely affected the projected future cash flows attributable to the Company’s operations, including the projected future cash flows assumed in connection with the acquisition of The May Department Stores Company (“May”), resulting in the Company recording in the fourth quarter of 2008 a reduction in the carrying value of its goodwill, and a related non-cash impairment charge, in the amount of $5,382 million. The Company experienced significantly higher sales growth and steady gross margin and cash flow in 2010, and therefore is optimistic about the improvement in current and future economic conditions.

The effects of economic conditions have been, and may continue to be, experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to the Company’s Macy’s-branded and Bloomingdale’s-branded operations. All economic conditions, however, ultimately affect the Company’s overall operations. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in 2011 will increase approximately 3% from 2010 levels.

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

Results of Operations

Net sales include merchandise sales, leased department income, shipping and handling fees and sales to third party retailers. In 2010, the Company began including sales of private brand goods directly to third party retailers and sales of excess inventory to third parties in net sales. These items were previously reported, net of the related cost of sales, in selling, general and administrative expenses (“SG&A”) expenses. This change in presentation had an immaterial impact on reported net sales, does not impact comparable store sales, net income (loss) or diluted earnings (loss) per share, and was not applied retroactively to annual periods prior to fiscal 2010.

The Company changed its methodology for recording deferred state income taxes from a blended rate basis to a separate entity basis, and has reflected the effects of such change to 2010 and all prior periods. Even though the Company considers the change to have had only an immaterial impact on its financial condition, results of operations and cash flows for the periods presented, the financial condition, results of operations and cash flows for the prior periods as previously reported have been adjusted to reflect the change.

Comparison of the 52 Weeks Ended January 29, 2011 and January 30, 2010. Net income for 2010 was $847 million, compared to net income of $329 million for 2009, reflecting the benefits of the strategic initiatives at

Macy’s and the continued strong performance at Bloomingdale’s. The net income for 2010 includes the impact of $25 million of impairments and store closing costs. The net income for 2009 included the impact of $391 million of impairments, store closing costs and division consolidation costs.

Net sales for 2010 totaled $25,003 million, compared to net sales of $23,489 million for 2009, an increase of $1,514 million or 6.4%. On a comparable store basis, net sales for 2010 were up 4.6% compared to 2009. Sales from the Company’s Internet businesses in 2010 increased 28.7% compared to 2009 and positively affected the Company’s 2010 comparable store sales by 0.9%. The Company has realized continued success in the My Macy’s localization strategy. Geographically, sales in 2010 were strongest in Florida and the upper Midwest. By family of business, sales in 2010 were strongest in updated women’s apparel, particularly the Company’s I-N-C brand, jewelry and watches, men’s apparel and accessories, luggage, furniture and mattresses. Sales of the Company’s private label brands continued to be strong and represented approximately 20% of net sales in the Macy’s-branded stores in 2010. Sales in 2010 were less strong in traditional women’s sportswear. The Company calculates comparable store sales as sales from stores in operation throughout 2009 and 2010 and all net Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $14,824 million or 59.3% of net sales for 2010, compared to $13,973 million or 59.5% of net sales for 2009, an increase of $851 million. The improved cost of sales rate reflects the benefit of good inventory management throughout 2010. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $8,260 million or 33.0% of net sales for 2010, compared to $8,062 million or 34.3% of net sales for 2009, an increase of $198 million. The SG&A rate as a percent of net sales was lower in 2010, as compared to 2009, reflecting an increase in net sales. SG&A expenses in 2010 increased due to higher selling costs as a result of stronger sales, higher workers’ compensation and general liability insurance costs, higher pension and supplementary retirement plan expense, and higher costs in support of the Company’s omnichannel operations, partially offset by lower depreciation and amortization expense, lower stock-based compensation expense, higher income from credit operations and lower advertising expense. Workers’ compensation and general liability insurance costs were $148 million for 2010, compared to $124 million for 2009. Pension and supplementary retirement plan expense amounted to $144 million for 2010, compared to $110 million for 2009. Depreciation and amortization expense was $1,150 million for 2010, compared to $1,210 million for 2009. Stock-based compensation expense was $66 million for 2010, compared to $76 million for 2009. Income from credit operations was $332 million in 2010 as compared to $323 million in 2009. Advertising expense, net of cooperative advertising allowances, was $1,072 million for 2010 compared to $1,087 million for 2009.

Impairments, store closing costs and division consolidation costs for 2010 amounted to $25 million and included $18 million of asset impairment charges and $7 million of other costs and expenses related to the store closings announced in January 2011.

Impairments, store closing costs and division consolidation costs for 2009 amounted to $391 million and included $115 million of asset impairment charges, $6 million of other costs and expenses related to the store closings announced in January 2010, and $270 million of restructuring-related costs and expenses associated with the division consolidation and localization initiatives, primarily severance and other human resource-related costs.

Net interest expense was $574 million for 2010, compared to $556 million for 2009, an increase of $18 million. The increase in net interest expense is primarily due to approximately $66 million of expenses associated with the early retirement of approximately $1,000 million of outstanding debt during 2010, partially offset by lower levels of borrowings due primarily to such early retirement of outstanding debt.

The Company’s effective tax rate of 35.8% for 2010 and 35.2% for 2009 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes and the settlement of various tax issues and tax examinations. Federal, state and local income tax expense for 2009 included a benefit of approximately $21 million related to the settlement of federal income tax examinations, primarily attributable to the disposition of former subsidiaries.

Comparison of the 52 Weeks Ended January 30, 2010 and January 31, 2009. Net income for 2009 was $329 million, compared to the net loss of $4,775 million for 2008. The net income for 2009 included the impact of $391 million of impairments, store closing costs and division consolidation costs. The net loss for 2008 included the impact of $5,382 million of goodwill impairment charges and $398 million of impairments, store closing costs and division consolidation costs.

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

Cost of sales was $13,973 million or 59.5% of net sales for 2009, compared to $15,009 million or 60.3% of net sales for 2008, a decrease of $1,036 million. The improved cost of sales rate reflected the benefit of good inventory management throughout 2009. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $8,062 million or 34.3% of net sales for 2009, compared to $8,481 million or 34.1% of net sales for 2008, a decrease of $419 million. The SG&A rate as a percent of net sales was higher in 2009, as compared to 2008, primarily because of weaker sales. SG&A expenses in 2009 benefited from consolidation-related expense savings, lower depreciation and amortization expenses, lower workers’ compensation and general liability insurance costs and lower advertising expense, partially offset by higher stock-based compensation expense, higher performance based incentive compensation expense, lower income from credit operations and higher costs in support of the Company’s omnichannel operations. Depreciation and amortization expense was $1,210 million for 2009, compared to $1,278 million for 2008. Workers’ compensation and general liability insurance costs were $124 million for 2009, compared to $164 million for 2008. Advertising expense, net of cooperative advertising allowances, was $1,087 million for 2009 compared to $1,239 million for 2008. Stock-based compensation expense was $76 million for 2009, compared to $43 million for 2008. Income from credit operations was $323 million in 2009 as compared to $372 million in 2008. Pension and supplementary retirement plan expense amounted to $110 million for 2009, compared to $114 million for 2008.

Impairments, store closing costs and division consolidation costs for 2009 amounted to $391 million and included $115 million of asset impairment charges, $6 million of other costs and expenses related to the store closings announced in January 2010, and $270 million of restructuring-related costs and expenses associated with the division consolidation and localization initiatives, primarily severance and other human resource-related costs.

Impairments, store closing costs and division consolidation costs for 2008 amounted to $398 million and included $211 million of asset impairment charges, $11 million of other costs and expenses related to the store closings announced in January 2009, and $176 million of restructuring-related costs and expenses associated with the division consolidation and localization initiatives, primarily severance and other human resource-related costs.

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

The Company’s effective income tax rate of 35.2% for 2009 differed from the federal income tax statutory rate of 35.0% principally because of the effect of state and local income taxes and the settlement of various tax issues and tax examinations. Federal, state and local income tax expense for 2009 included a benefit of approximately $21 million related to the settlement of federal income tax examinations, primarily attributable to the disposition of former subsidiaries. The Company’s effective income tax rate for 2008 differed from the federal income tax statutory rate of 35.0%, principally because of the impact of non-deductible goodwill impairment charges, the effect of state and local income taxes and the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Net cash provided by operating activities in 2010 was $1,506 million, compared to $1,750 million provided in 2009. The decrease in cash provided by operating activities in 2010 compared to 2009 includes a greater decrease in other liabilities not separately identified, primarily accelerated pension contributions. During 2010, the Company made pension funding contributions totaling approximately $825 million, compared to pension funding contributions made during 2009 of approximately $370 million.

Net cash used by investing activities was $465 million for 2010, compared to net cash used by investing activities of $377 million for 2009. Investing activities for 2010 include purchases of property and equipment totaling $339 million and capitalized software of $166 million, compared to purchases of property and equipment totaling $355 million and capitalized software of $105 million for 2009. Cash flows from investing activities included $74 million and $60 million from the disposition of property and equipment for 2010 and 2009, respectively.

The Company’s budgeted capital expenditures are approximately $800 million for 2011, primarily related to store remodels, maintenance, technology and omnichannel investments, and distribution network improvements, including construction of a new fulfillment center. Management presently anticipates funding such expenditures with cash on hand and cash from operations.

Net cash used by the Company for all financing activities was $1,263 million for 2010, including the repayment of $1,245 million of debt and the payment of $84 million of cash dividends, partially offset by an increase in outstanding checks of $24 million and the issuance of $43 million of common stock, primarily related to the exercise of stock options. The debt repaid during 2010 includes the early retirement of approximately $1,000 million of outstanding debt with various stated maturities, and payment at maturity of $76 million of 8.5% senior notes due June 1, 2010 and $150 million of 10.625% senior debentures due November 1, 2010.

Net cash used by the Company for all financing activities was $1,072 million for 2009, including the repayment of $966 million of debt, a decrease in outstanding checks of $29 million, and the payment of $84 million of cash dividends. The debt repaid during 2009 included $350 million of 6.30% senior notes due April 1, 2009 and $600 million of 4.80% senior notes due July 15, 2009.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which amount may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire August 30, 2012. As of January 29, 2011 and throughout all of 2010, the Company had no borrowings outstanding under this agreement.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 4.50. The Company’s interest coverage ratio for 2010 was 5.64 and its leverage ratio at January 29, 2011 was 2.34, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $500 million from the date of the agreement and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt and net interest are adjusted to exclude the premium on acquired debt and the resulting amortization, respectively.

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

At January 29, 2011, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $3,000 million in aggregate principal amount of the Company’s senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.

The rate of interest payable in respect of $612 million in aggregate principal amount of the Company’s senior notes outstanding at January 29, 2011 decreased by .50 percent per annum to 8.375% effective in May 2010 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding at January 29, 2011 could increase by up to 1.50 percent per annum or decrease by up to .50 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

During 2010, the Company repurchased no shares of its common stock under its share repurchase program. The Company’s share repurchase program is currently suspended. As of January 29, 2011, the Company had approximately $850 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On February 25, 2011, the Company’s board of directors declared a quarterly dividend of 5 cents per share on its common stock, payable April 1, 2011 to Macy’s shareholders of record at the close of business on March 15, 2011.

At January 29, 2011, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$451	$451	$0	$0	$0
Long-term debt	6,702	0	1,219	1,179	4,304
Interest on debt	5,082	472	814	685	3,111
Capital lease obligations	58	6	10	7	35
Other long-term liabilities	1,354	26	375	245	708
Operating leases	2,612	245	446	340	1,581
Letters of credit	38	38	0	0	0
Other obligations	2,320	1,988	265	61	6

	$18,617	$3,226	$3,129	$2,517	$9,745

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

The Company has not included in the contractual obligations table approximately $170 million of long-term liabilities for unrecognized tax benefits for various tax positions taken or approximately $76 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $11 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year. The Company has not included in the contractual obligation table the $220 million Pension Plan liability. The Company’s funding policy is to contribute amounts necessary to satisfy pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the Pension Plan’s funded status. The Pension Plan’s funded status is affected by many factors including discount rates and the performance of Pension Plan assets. On March 28, 2011, the Company made a voluntary funding contribution to the Pension Plan of $225 million. The Company does not presently anticipate making any additional funding contributions to the Pension Plan during 2011, but may choose to do so in its discretion.

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

The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as continued adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. Due to deterioration in the general economic environment during 2008 (and the impact thereof on the Company’s then-most recently completed annual business plan) and the resultant decline in the Company’s market capitalization, the Company believed that an additional goodwill impairment test was required as of January 31, 2009. In performing the first step of this impairment test, the Company estimated the fair value of its reporting units by discounting their projected future cash flows to present value, and reconciling the aggregate estimated fair value of the Company’s reporting units to the trading value of the Company’s common stock (together with an implied control premium). The Company believes that this reconciliation process represents a market participant approach to valuation. Based on this analysis, the Company determined that the carrying value of each of the Company’s reporting units exceeded its fair value at January 31, 2009, which resulted in all of the Company’s reporting units failing the first step of the goodwill impairment test. The Company then undertook the second step of the goodwill impairment test, which involved, among other things, obtaining third-party appraisals of substantially all of the Company’s tangible and intangible assets. Based on the results of its goodwill impairment testing as of January 31, 2009, the Company recorded a pre-tax goodwill impairment charge of $5,382 million ($5,083 million after income taxes) in the fourth quarter of 2008. As a result of the 2008 goodwill impairment charge, the Macy’s retail operating division is the only reporting unit with goodwill.

Based on the results of the most recent annual impairment test of goodwill and indefinite-lived intangible assets completed during the second quarter of 2010, the Company determined that goodwill and indefinite-lived intangible assets were not impaired as of May 29, 2010 and the estimated fair value of the Macy’s retail operating division substantially exceeded its carrying value.

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

The Company changed its methodology for recording deferred state income taxes from a blended rate basis to a separate entity basis, and has reflected the effects of such change to 2010 and all prior periods. Even though the Company considers the change to have had only an immaterial impact on its financial condition, results of operations and cash flows for the periods presented, the financial condition, results of operations and cash flows for the prior periods as previously reported have been adjusted to reflect the change.

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

Self-Insurance Reserves

The Company, through its insurance subsidiaries, is self-insured for workers’ compensation and general liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined by third parties based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

Pension and Supplementary Retirement Plans

The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits.” Under ASC Topic 715, an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, pension expense is recognized on an accrual basis over employees’ approximate service periods. The pension expense calculation is generally independent of funding decisions or requirements. The Company anticipates that Pension and SERP expense, which was approximately $144 million in 2010, will remain comparable in 2011.

The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer’s accounting for the plan as outlined in ASC Topic 715. During 2010, the Company made funding contributions to the Pension Plan totaling approximately $825 million. On March 28, 2011, the Company made a voluntary funding contribution to the Pension Plan of $225 million. The Company does not presently anticipate making any additional funding contributions to the Pension Plan during 2011, but may choose to do so in its discretion. Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company’s Pension Plan cash requirements in both the near term and also over the longer term.

At January 29, 2011, the Company had unrecognized actuarial losses of $1,116 million for the Pension Plan and $113 million for the SERP. The unrecognized losses for the Pension Plan and the SERP will be recognized as a component of pension expense in future years in accordance with ASC Topic 715, and is expected to impact 2011 Pension and SERP expense by approximately $90 million.

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

As of January 29, 2011, the Company lowered the assumed annual long-term rate of return for the Pension Plan’s assets from 8.75% to 8.00% based on expected future returns on the portfolio. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.00% to 7.75%) would increase the estimated 2011 pension expense by approximately $8 million and raising the expected long-term rate of return on the Pension Plan’s assets by 0.25% (from 8.00% to 8.25%) would decrease the estimated 2011 pension expense by approximately $8 million.

The Company discounted its future pension obligations using a rate of 5.40% at January 29, 2011, compared to 5.65% at January 30, 2010. The discount rate used to determine the present value of the Company’s Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. Pension liability and future pension expense both increase or decrease as the discount rate is reduced or increased, respectively. Lowering the discount rate by 0.25% (from 5.40% to 5.15%) would increase the projected benefit obligation at January 29, 2011 by approximately $98 million and would increase estimated 2011 pension expense by approximately $11 million. Increasing the discount rate by 0.25% (from 5.40% to 5.65%) would decrease the projected benefit obligation at January 29, 2011 by approximately $89 million and would decrease estimated 2011 pension expense by approximately $10 million.

The assumed weighted average age-graded rate of increase in future compensation levels was 4.5% at January 29, 2011 and January 30, 2010 for the Pension Plan, and 4.9% at January 29, 2011 and January 30, 2010 for the SERP. The Company develops its rate of compensation increase assumption on an age-graded basis based on recent experience and reflects an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. This assumption was revised during 2009 based on the completion of a third-party assumption study reflecting more recent experience. Pension liabilities and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Increasing or decreasing the assumed weighted average rate of increase of future compensation levels by 0.25% would increase or decrease the projected benefit obligation at January 29, 2011 by approximately $16 million and change estimated 2011 pension expense by approximately $4 million.

New Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides amendments and requires new disclosures relating to ASC Topic 820, “Fair Value Measurements and Disclosures,” and also conforming amendments to guidance relating to ASC Topic 715, “Compensation – Retirement Benefits.” The Company adopted this guidance on January 31, 2010, except for the disclosure requirement regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which the Company adopted on January 30, 2011. This guidance is limited to the form and content of disclosures, and the portion thereof that has been adopted did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company does not anticipate that the full adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standard Update No. 2010-20, which amends various sections of ASC Topic 310, “Receivables,” relating to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendment requires companies to provide disaggregated levels of disclosure by portfolio segment and class of financing receivable to enable users of the financial statements to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The Company adopted this guidance as of January 29, 2011, except as it relates to disclosures regarding activities during a reporting period, which is effective for interim and annual periods beginning on or after December 31, 2010. This guidance is limited to the form and content of disclosures. The initial adoption did not have, and the full adoption is not expected to have, an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued Accounting Standard Update No. 2010-28, which amends ASC Topic 350, “Goodwill and Other,” relating to the goodwill impairment test of a reporting unit with zero or negative carrying amounts. This guidance is effective for interim and annual periods beginning after December 15, 2010. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 8 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 29, 2011, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at January 29, 2011, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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

a. Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 29, 2011, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of January 29, 2011, the Company’s internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.

c. Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

d. Certifications

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act are filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2010 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

Item 9B.	Other Information.

In January 2011, the Company determined that the performance restricted stock unit agreements issued to participants in the Company’s long-term incentive program (including the Company’s principal executive officer, principal financial officer and other named executive officers) on March 19, 2010 contained an erroneous definition of “Net Sales” in the definition of the EBITDA Margin performance goal. On February 25, 2011, the Compensation and Management Development Committee of the Board of Directors authorized the Company to include language in the form of the performance restricted stock unit agreement to be used for 2011 grants, which is filed as Exhibit 10.23 to this report, correcting the definition of Net Sales in the 2010 agreement. Additional information regarding the performance restricted stock units granted to the Company’s named executive officers in fiscal 2010 is set forth under “Compensation Discussion & Analysis” and “Compensation of the Named Executives for 2010” in the Proxy Statement to be delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders and incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information called for by this item is set forth under “Item 1 – Election of Directors” and “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our 2011 Annual Meeting of Shareholders (the “Proxy Statement”), and “Item 1. Business – Executive Officers of the Registrant” in this report and incorporated herein by reference.

Item 11.	Executive Compensation.

Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2010,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

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

3. Exhibits:

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 18, 2010 (the “May 18, 2010 Form 8-K”)

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995

3.2	Amended and Restated By-Laws	Exhibit 3.2 to the May 18, 2010 Form 8-K

4.1	Amended and Restated Certificate of Incorporation	See Exhibits 3.1 and 3.1.1

4.2	Amended and Restated By-Laws	See Exhibit 3.2

4.3	Indenture, dated as of January 15, 1991, among the Company (as successor to The May Department Stores Company (“May Delaware”)), Macy’s Retail Holdings, Inc. (“Macy’s Retail”) (f/k/a The May Department Stores Company (NY) or “May New York”) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company and as successor to The First National Bank of Chicago), as Trustee (the “1991 Indenture”)	Exhibit 4(2) to May New York’s Current Report on Form 8-K filed on January 15, 1991

4.3.1	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1991 Indenture	Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on August 30, 2005 (the “August 30, 2005 Form 8-K”)

4.4	Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (the “1994 Indenture”)	Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995

Exhibit Number	Description	Document if Incorporated by Reference
4.4.1	Eighth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K filed on July 15, 1997 (the “July 1997 Form 8-K”)

4.4.2	Ninth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the July 1997 Form 8-K

4.4.3	Tenth Supplemental Indenture to the 1994 Indenture, dated as of August 30, 2005, among the Company, Macy’s Retail and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee	Exhibit 10.14 to the August 30, 2005 Form 8-K

4.4.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1994 Indenture	Exhibit 10.16 to the August 30, 2005 Form 8-K

4.5	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (the “1997 Indenture”)	Exhibit 4.4 to the Company’s Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed on September 11, 1997

4.5.1	First Supplemental Indenture to the 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K filed on February 6, 1998

4.5.2	Third Supplemental Indenture to the 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) filed on April 22, 1999

4.5.3	Fifth Supplemental Trust Indenture dated as of March 27, 2001, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4 to the Company’s Current Report on Form 8-K filed on March 26, 2001

4.5.4	Seventh Supplemental Indenture to the 1997 Indenture, dated as of August 30, 2005 among the Company, Macy’s Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to the August 30, 2005 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference
4.5.5	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1997 Indenture	Exhibit 10.17 to the August 30, 2005 Form 8-K

4.6	Indenture, dated as of June 17, 1996, among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (the “1996 Indenture”)	Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware

4.6.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and BNY Mellon, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

4.7	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and BNY Mellon, as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed July 21, 2004 by May Delaware

4.7.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy’s Retail and BNY Mellon, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K

4.8	Indenture, dated as of November 2, 2006, by and among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company’s Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006

4.8.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2006

4.8.2	Second Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2007 (the “March 12, 2007 Form 8-K”)

4.8.3	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the March 12, 2007 Form 8-K

4.8.4	Fourth Supplemental Indenture to the 2006 Indenture, dated as of August 31, 2007, among Macy’s Retail, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007

Exhibit Number	Description	Document if Incorporated by Reference
4.8.5	Fifth Supplemental Trust Indenture to the 2006 Indenture, dated as of June 26, 2008, among Macy’s Retail, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 26, 2008

10.1+	Amendment and Restatement Agreement dated as of dated as of December 18, 2008, among Macy’s, Inc., Macy’s Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent, which includes as an exhibit the Amended and Restated Credit Agreement dated as of January 5, 2009, among Macy’s, Inc., Macy’s Retail, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as administrative agents, JPMorgan Chase Bank, N.A., as paying agent, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint bookrunners and joint lead arrangers	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 8, 2009 (the “September 8, 2009 Form 10-Q”)

10.2	Amended and Restated Guarantee Agreement, dated as of January 5, 2009, among the Company, Macy’s Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.2 to the September 8, 2009 Form 10-Q

10.3	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Banc of America Securities LLC	Exhibit 10.6 to the August 30, 2005 Form 8-K

10.4	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Goldman, Sachs & Co.	Exhibit 10.7 to the August 30, 2005 Form 8-K

10.5	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and J.P. Morgan Securities Inc.	Exhibit 10.8 to the August 30, 2005 Form 8-K

10.6	Commercial Paper Dealer Agreement, dated as of October 4, 2006, among the Company and Loop Capital Markets, LLC	Exhibit 10.6 to the 2006 Form 10-K

10.7	Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed on November 27, 1991, as amended (the “Form 10”)

Exhibit Number	Description	Document if Incorporated by Reference
10.8+	Purchase, Sale and Servicing Transfer Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Prime II Receivables Corporation (“Prime II”) and Citibank, N.A. (“Citibank”)	Exhibit 10.3 to the September 8, 2009 Form 10-Q

10.8.1	Letter Agreement, dated August 22, 2005, among the Company, FDS Bank, Prime II and Citibank	Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006 (the “2005 Form 10-K”)

10.8.2+	Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.4 to the September 8, 2009 Form 10-Q

10.8.3	Third Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 1, 2006, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006

10.8.4+	Fourth Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 22, 2006, between the Company and Citibank	Exhibit 10.5 to the September 8, 2009 Form 10-Q

10.9+	Credit Card Program Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Macy’s Credit and Customer Services, Inc. (“MCCS”) (f/k/a FACS Group, Inc.) and Citibank	Exhibit 10.6 to the September 8, 2009 Form 10-Q

10.9.1+	First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.7 to the September 8, 2009 Form 10-Q

10.9.2+	Second Amendment to Credit Card Program Agreement, dated May 22, 2006, between the Company, FDS Bank, MCCS, Macy’s West Stores, Inc. (f/k/a Macy’s Department Stores, Inc,) (“MWSI”), Bloomingdale’s, Inc. (“Bloomingdale’s”) and Department Stores National Bank (“DSNB”) and Citibank	Exhibit 10.8 to the September 8, 2009 Form 10-Q

10.9.3	Restated Letter Agreement, dated May 30, 2008 and effective as of December 18, 2006, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s, Inc. (“Bloomingdale’s), and DSNB (as assignee of Citibank, N.A.)	Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (the “May 3, 2008 Form 10-Q”)

10.9.4	Restated Letter Agreement, dated May 30, 2008 and effective as of March 22, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.7 to the May 3, 2008 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
10.9.5	Restated Letter Agreement, dated May 30, 2008 and effective as of April 6, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.8 to the May 3, 2008 Form 10-Q

10.9.6	Restated Letter Agreement, dated May 30, 2008 and effective as of June 1, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.9 to the May 3, 2008 Form 10-Q

10.9.7	Restated Third Amendment to Credit Card Program Agreement, dated May 31, 2008 and effective as of February 3, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the May 3, 2008 Form 10-Q

10.9.8+	Fourth Amendment to Credit Card Program Agreement, effective as of August 1, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB.	Exhibit 10.9 to the September 8, 2009 Form 10-Q

10.9.9+	Fifth Amendment to Credit Card Program Agreement, effective as of January 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the September 8, 2009 Form 10-Q

10.9.10+	Sixth Amendment to Credit Card Program Agreement, effective as of June 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.11 to the September 8, 2009 Form 10-Q

10.9.11+	Seventh Amendment to Credit Card Program Agreement, effective as of February 26, 2010, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.9.11 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2010

10.10	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 (the “1995 Plan”) *	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”)

10.11	1992 Incentive Bonus Plan, as amended and restated as of February 3, 2007 *	Appendix B to the Company’s Proxy Statement dated April 4, 2007

10.12	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the 2008 Form 10-K

10.13	Form of Indemnification Agreement *	Exhibit 10.14 to the Form 10

10.14	Employment Agreement, dated as of March 8, 2007, between Terry J. Lundgren and the Company (the “Lundgren Employment Agreement”) *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2007

10.14.1	Amendment to Employment Agreement, dated March 19, 2010, between Terry J. Lundgren and the Company	Exhibit 10.5 to the March 25, 2010 Form 8-K (the “March 25, 2010 Form 8-K”) *

Exhibit Number	Description	Document if Incorporated by Reference
10.15	Employment Agreement, dated as of April 21, 2008, between Thomas L. Cole and Macy’s Corporate Services, Inc. *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2008 (the “April 22, 2008 Form 8-K”)

10.16	Employment Agreement, dated as of April 21, 2008, between Janet Grove and Macy’s Merchandising Group, Inc. *	Exhibit 10.2 to the April 22, 2008 Form 8-K

10.17	Employment Agreement, dated as of April 21, 2008, between Karen M. Hoguet and Macy’s Corporate Services, Inc. *	Exhibit 10.3 to the April 22, 2008 Form 8-K

10. 18	Form of Employment Agreement for Executives and Key Employees *	Exhibit 10.31 the Company’s Annual Report on Form 10-K (File No. 001-10951) for fiscal year ended January 29, 1994

10.19	Executive Severance Plan, effective November 1, 2009 *	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 7, 2009 (the “December 7, 2009 Form 10-Q”)

10.20	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees) *	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2005

10.20.1	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the 2005 Form 10-K

10.20.2	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the Current Report on From 8-K (File No. 001-00079) filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.20.3	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *

10.21	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007

10.22	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the March 23, 2005 Form 8-K

10.22.1	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the March 25, 2010 Form 8-K

10.23	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *

10.24	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan (Founders Award) *	Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K dated March 24, 2009

10.25	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.4 to the March 25, 2010 Form 8-K

10.26	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the 2008 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.27	Executive Deferred Compensation Plan *	Exhibit 10.30 to the 2008 Form 10-K

10.28	Macy’s, Inc. Profit Sharing 401(k) Investment Plan (the “Plan”) (amending and restating the Macy’s, Inc. Profit Sharing 401(k) Investment Plan and The May Department Stores Company Profit Sharing Plan), effective as of September 1, 2008 *	Exhibit 10.31 to the 2008 Form 10-K

10.28.1	First Amendment to the Plan regarding matching rate with respect to the Plan’s 2009 plan year, effective as of January 1, 2009 *

10.28.2	Second Amendment to the Plan regarding certain rollover requirements added by the Pension Protection Act of 2006, restated effective as of January 1, 2008 *

10.28.3	Third Amendment to the Plan regarding matching rate with respect to the Plan’s 2010 plan year, effective January 1, 2010 *

10.28.4	Fourth Amendment to the Plan regarding deferral percentage and average actual contribution limits, effective January 1, 2010 *

10.28.5	Fifth Amendment to the Plan regarding the Heroes Earnings Assistance and Relief Tax Act of 2008, effective as of January 1, 2008 *

10.28.6	Sixth Amendment to the Plan regarding matching rate with respect to the Plan’s plan year on or after January 1, 2011, effective as of January 1, 2011 *

10.28.7	Seventh Amendment to the Plan regarding name change of the Plan effective as of April 1, 2011 *

10.29	Director Deferred Compensation Plan *	Exhibit 10.33 to the 2008 Form 10-K

10.30	Stock Credit Plan for 2006 – 2007 of Federated Department Stores, Inc. *	Exhibit 10.43 to the 2005 Form 10-K

10.30.1	Stock Credit Plan for 2008 – 2009 of Macy’s, Inc. (as amended as of August 22, 2008) *	Exhibit 10.1 to the August 2, 2008 Form 10-Q

10.31	Macy’s, Inc. 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company’s Proxy Statement dated April 1, 2009

10.32	Change in Control Plan, effective November 1, 2009 *	Exhibit 10.2 to the December 7, 2009 Form 10-Q

10.33	Time Sharing Agreement between Macy’s, Inc. and Terry J. Lundgren, dated March 25, 2011 *

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

Exhibit Number	Description	Document if Incorporated by Reference
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**	The following financial statements from Macy’s, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2011, filed on March 30, 2011, formatted in XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been provided to the SEC.
*	Constitutes a compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ DENNIS J. BRODERICK
Dennis J. Broderick Executive Vice President, General Counsel and Secretary

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2011.

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

Chief Financial Officer

Joel A. Belsky

Executive Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Macy’s, Inc.:

We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2011. We also have audited Macy’s, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy’s, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy’s, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Macy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Cincinnati, Ohio

March 30, 2011

MACY’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	2010	2009	2008
Net sales	$25,003	$23,489	$24,892
Cost of sales	(14,824)	(13,973)	(15,009)

Gross margin	10,179	9,516	9,883
Selling, general and administrative expenses	(8,260)	(8,062)	(8,481)
Impairments, store closing costs and division consolidation costs	(25)	(391)	(398)
Goodwill impairment charges	0	0	(5,382)

Operating income (loss)	1,894	1,063	(4,378)
Interest expense	(579)	(562)	(588)
Interest income	5	6	28

Income (loss) before income taxes	1,320	507	(4,938)
Federal, state and local income tax benefit (expense)	(473)	(178)	163

Net income (loss)	$847	$329	$(4,775)

Basic earnings (loss) per share	$2.00	$.78	$(11.34)

Diluted earnings (loss) per share	$1.98	$.78	$(11.34)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	January 29, 2011	January 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,464	$1,686
Receivables	392	358
Merchandise inventories	4,758	4,615
Prepaid expenses and other current assets	285	223

Total Current Assets	6,899	6,882

Property and Equipment – net	8,813	9,507

Goodwill	3,743	3,743

Other Intangible Assets – net	637	678

Other Assets	539	490

Total Assets	$20,631	$21,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$454	$242
Merchandise accounts payable	1,421	1,312
Accounts payable and accrued liabilities	2,644	2,626
Income taxes	182	68
Deferred income taxes	364	214

Total Current Liabilities	5,065	4,462

Long-Term Debt	6,971	8,456

Deferred Income Taxes	1,245	1,132

Other Liabilities	1,820	2,597

Shareholders’ Equity:
Common stock (423.3 and 420.8 shares outstanding)	5	5
Additional paid-in capital	5,696	5,689
Accumulated equity	2,990	2,227
Treasury stock	(2,431)	(2,515)
Accumulated other comprehensive loss	(730)	(753)

Total Shareholders’ Equity	5,530	4,653

Total Liabilities and Shareholders’ Equity	$20,631	$21,300

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at February 2, 2008	$5	$5,609	$7,032	$(2,557)	$(182)	$9,907
Cumulative effect of change in methodology of deferred state income taxes			(54)			(54)

Balance at February 2, 2008, as revised	5	5,609	6,978	(2,557)	(182)	9,853
Net loss			(4,775)			(4,775)
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $183 million					(294)	(294)
Unrealized loss on marketable securities, net of income tax effect of $11 million					(17)	(17)
Reclassifications to net loss:
Realized loss on marketable securities, net of income tax effect of $5 million					7	7
Net actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $1 million					1	1
Prior service credit on post employment and postretirement benefit plans, net of income tax effect of $1 million					(1)	(1)

Total comprehensive loss						(5,079)
Common stock dividends ($.5275 per share)			(221)			(221)
Stock repurchases				(1)		(1)
Stock-based compensation expense		61				61
Stock issued under stock plans		(7)		13		6
Deferred compensation plan distributions				1		1

Balance at January 31, 2009	5	5,663	1,982	(2,544)	(486)	4,620
Net income			329			329
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $166 million					(266)	(266)
Unrealized gain on marketable securities, net of income tax effect of $3 million					5	5
Reclassifications to net income:
Net actuarial gain on postretirement benefit plans, net of income tax effect of $3 million					(4)	(4)
Prior service credit on post employment benefit plans, net of income tax effect of $1 million					(2)	(2)

Total comprehensive income						62
Common stock dividends ($.20 per share)			(84)			(84)
Stock repurchases				(1)		(1)
Stock-based compensation expense		50				50
Stock issued under stock plans		(24)		29		5
Deferred compensation plan distributions				1		1

Balance at January 30, 2010	5	5,689	2,227	(2,515)	(753)	4,653
Net income			847			847
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $4 million					(17)	(17)
Unrealized gain on marketable securities, net of income tax effect of $3 million					5	5
Reclassifications to net income:
Net actuarial loss on postretirement benefit plans, net of income tax effect of $23 million					36	36
Prior service credit on post employment benefit plans, net of income tax effect of $1 million					(1)	(1)

Total comprehensive income						870
Common stock dividends ($.20 per share)			(84)			(84)
Stock repurchases				(1)		(1)
Stock-based compensation expense		47				47
Stock issued under stock plans		(40)		82		42
Deferred compensation plan distributions				3		3

Balance at January 29, 2011	$5	$5,696	$2,990	$(2,431)	$(730)	$5,530

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$847	$329	$(4,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments, store closing costs and division consolidation costs	25	391	398
Goodwill impairment charges	0	0	5,382
Depreciation and amortization	1,150	1,210	1,278
Stock-based compensation expense	66	76	43
Amortization of financing costs and premium on acquired debt	(25)	(23)	(27)
Changes in assets and liabilities:
(Increase) decrease in receivables	(51)	7	(1)
(Increase) decrease in merchandise inventories	(143)	154	291
(Increase) decrease in supplies and prepaid expenses	(10)	3	(7)
(Increase) decrease in other assets not separately identified	2	(16)	1
Increase (decrease) in merchandise accounts payable	91	29	(90)
Decrease in accounts payable and accrued liabilities not separately identified	(45)	(201)	(228)
Increase (decrease) in current income taxes	115	40	(146)
Increase (decrease) in deferred income taxes	241	123	(315)
Increase (decrease) in other liabilities not separately identified	(757)	(372)	62

Net cash provided by operating activities	1,506	1,750	1,866

Cash flows from investing activities:
Purchase of property and equipment	(339)	(355)	(761)
Capitalized software	(166)	(105)	(136)
Proceeds from property insurance claims	6	26	68
Disposition of property and equipment	74	60	38
Other, net	(40)	(3)	(1)

Net cash used by investing activities	(465)	(377)	(792)

Cash flows from financing activities:
Debt issued	0	0	650
Financing costs	0	0	(18)
Debt repaid	(1,245)	(966)	(666)
Dividends paid	(84)	(84)	(221)
Increase (decrease) in outstanding checks	24	(29)	(116)
Acquisition of treasury stock	(1)	(1)	(1)
Issuance of common stock	43	8	7

Net cash used by financing activities	(1,263)	(1,072)	(365)

Net increase (decrease) in cash and cash equivalents	(222)	301	709
Cash and cash equivalents beginning of period	1,686	1,385	676

Cash and cash equivalents end of period	$1,464	$1,686	$1,385

Supplemental cash flow information:
Interest paid	$627	$601	$642
Interest received	5	9	26
Income taxes paid (net of refunds received)	108	35	323

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Macy’s, Inc. and subsidiaries (the “Company”) is a retail organization operating retail stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including men’s, women’s and children’s apparel and accessories, cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 29, 2011, the Company’s operations were conducted through Macy’s, macys.com, Bloomingdale’s, bloomingdales.com and Bloomingdale’s Outlet, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

For 2010, 2009 and 2008, the following merchandise constituted the following percentages of sales:

	2010	2009	2008
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	36%	36%	36%
Feminine Apparel	26	26	27
Men’s and Children’s	23	22	22
Home/Miscellaneous	15	16	15

	100%	100%	100%

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2010, 2009 and 2008 ended on January 29, 2011, January 30, 2010 and January 31, 2009, respectively. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales include merchandise sales, leased department income and shipping and handling fees. In 2010, the Company began including sales of private brand goods directly to third party retailers and sales of excess inventory to third parties in net sales. These items were previously reported, net of the related cost of sales, in selling, general and administrative expenses (“SG&A”). This change in presentation had an immaterial impact on reported net sales, does not impact comparable store sales, net income (loss) or diluted earnings (loss) per share, and was not applied retroactively to annual periods prior to fiscal 2010. The Company licenses third parties to operate certain departments in its stores. The Company receives commissions from these licensed departments based on a percentage of net sales. Commissions are recognized as income at the time merchandise is sold to customers. Sales taxes collected from customers are not considered revenue and are included in accounts payable and accrued liabilities until remitted to the taxing authorities. Cost of sales consists of the cost of merchandise, including inbound freight, and shipping and handling costs. Sales of merchandise are recorded at the time of delivery and reported net of merchandise returns. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.

Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents also includes credit card sales transactions that are settled early in the following period and amounted to $104 million at January 29, 2011 and $98 million at January 30, 2010.

In connection with the sale of the Company’s credit assets, the Company and Citibank, N.A. entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) (see Note 4, “Receivables”). Income earned under the Program Agreement is treated as a reduction of SG&A expenses on the Consolidated Statements of Operations. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit to the Company’s customers through previously existing and newly opened accounts.

The Company maintains customer loyalty programs in which customers are awarded certificates based on their spending. Upon reaching certain levels of qualified spending, customers automatically receive certificates to apply toward future purchases. The Company recognizes the estimated net amount of the certificates that will be earned and redeemed as a reduction to net sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,072 million for 2010, $1,087 million for 2009 and $1,239 million for 2008. Cooperative advertising allowances that offset advertising and promotional costs were approximately $345 million for 2010, $298 million for 2009 and $372 million for 2008. Department store non-direct response advertising and promotional costs are expensed either as incurred or the first time the advertising occurs. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company, through its insurance subsidiaries, is self-insured for workers compensation and general liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.

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

The Company changed its methodology for recording deferred state income taxes from a blended rate basis to a separate entity basis, and has reflected the effects of such change to 2010 and all prior periods. Even though the Company considers the change to have had only an immaterial impact on its financial condition, results of operations and cash flows for the periods presented, the financial condition, results of operations and cash flows for the prior periods as previously reported have been adjusted to reflect the change.

The Company records derivative transactions according to the provisions of ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At January 29, 2011, the Company was not a party to any derivative financial instruments.

The Company records stock-based compensation expense according to the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of ASC Topic 718, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. See Note 13, “Stock Based Compensation,” for further information.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides amendments and requires new disclosures relating to ASC Topic 820, “Fair Value Measurements and Disclosures,” and also conforming amendments to guidance relating to ASC Topic 715, “Compensation – Retirement Benefits.” The Company adopted this guidance on January 31, 2010, except for the disclosure requirement regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which the Company adopted on January 30, 2011. This guidance is limited to the form and content of disclosures, and the portion thereof that has been adopted did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company does not anticipate that the full adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standard Update No. 2010-20, which amends various sections of ASC Topic 310, “Receivables,” relating to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendment requires companies to provide disaggregated levels of disclosure by portfolio segment and class of financing receivable to enable users of the financial statements to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The Company adopted this guidance as of January 29, 2011, except as it relates to disclosures regarding activities during a reporting period, which is effective for interim and annual periods beginning on or after December 31, 2010. This guidance is limited to the form and content of disclosures. The initial adoption did not have, and the full adoption is not expected to have, an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued Accounting Standard Update No. 2010-28, which amends ASC Topic 350, “Goodwill and Other,” relating to the goodwill impairment test of a reporting unit with zero or negative carrying amounts. This guidance is effective for interim and annual periods beginning after December 15, 2010. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Impairments, Store Closing Costs and Division Consolidation Costs

Impairments, store closing costs, and division consolidation costs consist of the following:

	2010	2009	2008
	(millions)
Impairments:
Properties held and used	$18	$115	$136
Acquired indefinite-lived private brand tradenames	0	0	63
Marketable securities	0	0	12
Store closing costs:
Severance	1	2	4
Other	6	4	7
Division consolidation costs	0	270	176

	$25	$391	$398

Long-lived assets held for use are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of undiscounted future cash flows resulting from the use of those assets in operation. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value. As a result of the Company’s projected undiscounted future cash flows related to certain store locations being less than the carrying value of those assets, the Company recorded the impairment charges reflected in the table above relating to properties held and used, including properties that were the subject of announced store closings. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or based on prices of similar assets.

During January 2011, the Company announced the closure of three underperforming Macy’s stores; during January 2010, the Company announced the closure of five underperforming Macy’s stores; and during January 2009, the Company announced the closure of eleven underperforming Macy’s stores. In connection with these announcements and the plans to dispose of these locations, the Company incurred severance costs and other costs related to lease obligations and other store liabilities. For 2010, these costs also included a loss on the sale of one property to be disposed.

The following table shows for 2010, 2009 and 2008, the beginning and ending balance of, and the activity associated with, the severance accruals established in connection with announced store closings:

	2010	2009	2008
	(millions)
Balance, beginning of year	$2	$4	$0
Charged to store closing costs	1	2	4
Payments	(2)	(4)	0

Balance, end of year	$1	$2	$4

The Company expects to pay out the 2010 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to April 30, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2008, the Company began a localization initiative called “My Macy’s.” This initiative was intended to strengthen local market focus and enhance selling service in an effort to both accelerate same-store sales growth and reduce expenses. To maximize the results from My Macy’s, the Company took action, initially in selected markets, that: concentrated more management talent in local markets, effectively reducing the “span of control” over local stores; created new positions in the field to work with planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowered locally based executives to make more and better decisions. In combination with the localization initiative, the Company consolidated the Minneapolis-based Macy’s North organization into New York-based Macy’s East, the St. Louis-based Macy’s Midwest organization into Atlanta-based Macy’s South and the Seattle-based Macy’s Northwest organization into San Francisco based Macy’s West. The Atlanta-based division was renamed Macy’s Central.

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

The costs and expenses associated with the division consolidations and localization initiatives consisted primarily of severance costs and other human resource-related costs.

The following table shows for 2010, 2009 and 2008, the beginning and ending balance of, and the activity associated with, the severance accruals established in connection with the division consolidations and localization initiatives:

	2010	2009	2008
	(millions)
Balance, beginning of year	$69	$30	$0
Charged to division consolidation costs	0	166	99
Payments	(69)	(127)	(69)

Balance, end of year	$0	$69	$30

The Company performed both an annual and an interim impairment test of goodwill and indefinite-lived intangible assets during 2008 (see Note 3, “Goodwill Impairment Charges”). As a result of the then-current economic environment and expectations regarding future operating performance of the Karen Scott, John Ashford and Frango private brand tradenames, it was determined that the carrying values exceeded the estimated fair values, which were based on discounted cash flows, and management concluded that asset impairment charges were required.

The Company accounts for its investment in available-for-sale marketable equity securities with unrealized gains and losses being included as a separate component of accumulated other comprehensive income. During 2008, based on the then-current economic environment, it was determined that the carrying value of certain marketable equity securities exceeded the current fair value on an “other-than-temporary” basis, and the previously unrecognized losses in accumulated other comprehensive income were reclassified into the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill Impairment Charges

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

The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as continued adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. Due to deterioration in the general economic environment in 2008 (and the impact thereof on the Company’s then-most recently completed annual business plan) and the resultant decline in the Company’s market capitalization, the Company believed that an additional goodwill impairment test was required as of January 31, 2009. In performing the first step of this impairment test, the Company estimated the fair value of its reporting units by discounting their projected future cash flows to present value, and reconciling the aggregate estimated fair value of the Company’s reporting units to the trading value of the Company’s common stock (together with an implied control premium). The Company believes that this reconciliation process represents a market participant approach to valuation. Based on this analysis, the Company determined that the carrying value of each of the Company’s reporting units exceeded its fair value at January 31, 2009, which resulted in all of the Company’s reporting units failing the first step of the goodwill impairment test. The Company then undertook the second step of the goodwill impairment test, which involved, among other things, obtaining third-party appraisals of substantially all of the Company’s tangible and intangible assets. Based on the results of its goodwill impairment testing as of January 31, 2009, the Company recorded a pre-tax goodwill impairment charge of $5,382 million ($5,083 million after income taxes) in the fourth quarter of 2008. As a result of the 2008 goodwill impairment charge, Macy’s is the only retail operating division with goodwill.

Based on the results of the most recent annual impairment test of goodwill and indefinite-lived intangible assets completed during the second quarter of 2010, the Company determined that goodwill and indefinite-lived intangible assets were not impaired as of May 29, 2010 and the estimated fair value of the Macy’s reporting unit substantially exceeded its carrying value.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and SG&A rates, capital expenditures, cash flows and the selection and use of an appropriate discount rate. Projected sales, gross margin and expense rate assumptions and capital expenditures are based on the Company’s business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. The allocation of the estimated fair value of the Company’s reporting units to the estimated fair value of their net assets also involves the use of significant assumptions,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates and judgments. Both the estimates of the fair value of the Company’s reporting units and the allocation of the estimated fair value of the reporting units to their net assets are based on the best information available to the Company’s management as of the date of the assessment.

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

4.	Receivables

Receivables were $392 million at January 29, 2011, compared to $358 million at January 30, 2010.

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

Amounts received under the Program Agreement were $528 million for 2010, $525 million for 2009 and $594 million for 2008, and are treated as reductions of SG&A expenses on the Consolidated Statements of Operations. The Company’s earnings from credit operations, net of servicing expenses, were $332 million for 2010, $323 million for 2009, and $372 million for 2008.

5.	Inventories

Merchandise inventories were $4,758 million at January 29, 2011, compared to $4,615 million at January 30, 2010. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for 2010, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Properties and Leases

	January 29, 2011	January 30, 2010
	(millions)
Land	$1,702	$1,719
Buildings on owned land	5,148	5,160
Buildings on leased land and leasehold improvements	2,227	2,232
Fixtures and equipment	5,752	6,129
Leased properties under capitalized leases	33	49

	14,862	15,289
Less accumulated depreciation and amortization	6,049	5,782

	$8,813	$9,507

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

Minimum rental commitments (excluding executory costs) at January 29, 2011, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year:
2011	$6	$245	$251
2012	6	233	239
2013	4	213	217
2014	4	190	194
2015	3	150	153
After 2015	35	1,581	1,616

Total minimum lease payments	58	$2,612	$2,670

Less amount representing interest	25

Present value of net minimum capitalized lease payments	$33

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($3 million) and long-term ($30 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $80 million on operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating approximately $389 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

Rental expense consists of:

	2010	2009	2008
	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$0	$0	$1
Operating leases –
Minimum rentals	234	230	230
Contingent rentals	16	15	16

	250	245	247

Less income from subleases –
Operating leases	(15)	(16)	(15)

	$235	$229	$232

Personal property – Operating leases	$10	$12	$19

Included as a reduction to the expense above is deferred rent amortization of $7 million, $7 million and $6 million for 2010, 2009 and 2008, respectively, related to contributions received from landlords.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Other Intangible Assets

The following summarizes the Company’s goodwill and other intangible assets:

	January 29, 2011	January 30, 2010
	(millions)
Non-amortizing intangible assets
Goodwill	$9,125	$9,125
Accumulated impairment losses	(5,382)	(5,382)

	3,743	3,743
Tradenames	414	414

	$4,157	$4,157

Amortizing intangible assets
Favorable leases	$250	$256
Customer relationships	188	188

	438	444

Accumulated amortization
Favorable leases	(113)	(97)
Customer relationships	(102)	(83)

	(215)	(180)

	$223	$264

During 2008, the Company recorded a goodwill impairment charge based on the results of goodwill impairment testing as of January 31, 2009. See Note 3, “Goodwill Impairment Charges,” for further information. Also during 2008, the Company recorded an impairment charge associated with acquired indefinite-lived private brand tradenames. See Note 2, “Impairments, Store Closing Costs and Division Consolidation Costs,” for further information.

Intangible amortization expense amounted to $41 million for 2010, $41 million for 2009 and $42 million for 2008.

Future estimated intangible amortization expense is shown below:

(millions)
Fiscal year:
2011	$39
2012	37
2013	34
2014	31
2015	21

Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years) and customer relationship intangible assets are being amortized over their estimated useful lives of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Financing

The Company’s debt is as follows:

	January 29, 2011	January 30, 2010
	(millions)
Short-term debt:
6.625% Senior notes due 2011	$330	$0
7.45% Senior debentures due 2011	109	0
10.625% Senior debentures due 2010	0	150
8.5% Senior notes due 2010	0	76
Capital lease and current portion of other long-term obligations	15	16

	$454	$242

Long-term debt:
5.9% Senior notes due 2016	$977	$1,100
5.35% Senior notes due 2012	616	1,100
7.875% Senior notes due 2015 *	612	650
6.375% Senior notes due 2037	500	500
5.75% Senior notes due 2014	453	500
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
5.875% Senior notes due 2013	298	350
6.9% Senior debentures due 2032	250	250
6.7% Senior debentures due 2028	200	200
8.0% Senior debentures due 2012	173	200
6.79% Senior debentures due 2027	165	165
7.45% Senior debentures due 2016	123	125
7.625% Senior debentures due 2013	109	125
7.875% Senior debentures due 2036	108	108
7.5% Senior debentures due 2015	100	100
8.125% Senior debentures due 2035	76	76
8.75% Senior debentures due 2029	61	61
9.5% amortizing debentures due 2021	37	41
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
7.6% Senior debentures due 2025	24	24
9.75% amortizing debentures due 2021	20	22
7.875% Senior debentures due 2030	18	18
6.625% Senior notes due 2011	0	500
7.45% Senior debentures due 2011	0	150
Premium on acquired debt, using an effective interest yield of 4.854% to 6.165%	239	275
Capital lease and other long-term obligations	43	47

	$6,971	$8,456

*	The rate of interest payable in respect of these senior notes was increased by one percent per annum to 8.875% in April 2009 as a result of a downgrade of the notes by specified rating agencies and was decreased by 0.50 percent per annum to 8.375% effective in May 2010 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes could increase by up to 1.50 percent per annum or decrease by up to 0.50 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense is as follows:

	2010	2009	2008
	(millions)
Interest on debt	$535	$587	$621
Premium on early retirement of long-term debt	66	0	0
Amortization of debt premium	(31)	(33)	(34)
Amortization of financing costs	11	10	7
Interest on capitalized leases	3	3	5

	584	567	599
Less interest capitalized on construction	5	5	11

	$579	$562	$588

Future maturities of long-term debt, other than capitalized leases and premium on acquired debt, are shown below:

(millions)
Fiscal year:
2012	$1,098
2013	121
2014	461
2015	718
2016	1,105
After 2016	3,199

During 2010, consistent with its strategy to reduce indebtedness, the Company used approximately $1,067 million of cash to repurchase approximately $1,000 million of indebtedness prior to maturity. In connection with these repurchases, the Company recognized additional interest expense of approximately $66 million in 2010 due to the expenses associated with the early retirement of this debt.

In 2009, the Company completed a cash tender offer pursuant to which it purchased approximately $680 million of its outstanding debt for aggregate consideration, including accrued and unpaid interest, of approximately $686 million.

On June 23, 2008, the Company issued $650 million aggregate principal amount of 7.875% senior notes due 2015. The net proceeds of the debt issuance were used for the repayment of amounts due on debt maturing in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the detail of debt repayments:

	2010	2009	2008
	(millions)
10.625% Senior debentures due 2010	$150	$0	$0
8.5% Senior notes due 2010	76	0	0
6.625% Senior notes due 2011	170	0	0
7.45% Senior debentures due 2011	41	0	0
5.35% Senior notes due 2012	484	0	0
8.0% Senior debentures due 2012	27	0	0
5.875% Senior notes due 2013	52	0	0
7.625% Senior debentures due 2013	16	0	0
5.75% Senior notes due 2014	47	0	0
7.875% Senior notes due 2015	38	0	0
5.90% Senior notes due 2016	123	0	0
7.45% Senior debentures due 2016	2	0	0
4.8% Senior notes due 2009	0	600	0
6.3% Senior notes due 2009	0	350	0
6.625% Senior notes due 2008	0	0	500
5.95% Senior notes due 2008	0	0	150
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	2	2	2
Capital leases and other obligations	13	10	10

	$1,245	$966	$666

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

As of January 29, 2011, and January 30, 2010, there were no revolving credit loans outstanding under the credit agreement. However, there were less than $1 million and approximately $52 million, respectively, of standby letters of credit outstanding at January 29, 2011 and January 30, 2010. There were no borrowings under this agreement throughout all of 2010 and 2009. Revolving loans under the credit agreement bear interest based on various published rates.

This agreement, which is an obligation of a wholly-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent and each direct and indirect subsidiary of such wholly owned subsidiary of Macy’s, Inc. have fully and unconditionally guaranteed this obligation, subject to specified limitations.

The Company’s interest coverage ratio for 2010 was 5.64 and its leverage ratio at January 29, 2011 was 2.34, in each case as calculated in accordance with the credit agreement. The credit agreement requires the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 4.50. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $500 million from the date of the amended agreement and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt and net interest are adjusted to exclude the premium on acquired debt and the resulting amortization, respectively.

A breach of a restrictive covenant in the Company’s credit agreement or the inability of the Company to maintain the financial ratios described above could result in an event of default under the credit agreement. In addition, an event of default would occur under the credit agreement if any indebtedness of the Company in excess of an aggregate principal amount of $150 million becomes due prior to its stated maturity or the holders of such indebtedness become able to cause it to become due prior to its stated maturity. Upon the occurrence of an event of default, the lenders could, subject to the terms and conditions of the credit agreement, elect to declare the outstanding principal, together with accrued interest, to be immediately due and payable. Moreover, most of the Company’s senior notes and debentures contain cross-default provisions based on the non-payment at maturity, or other default after an applicable grace period, of any other debt, the unpaid principal amount of which is not less than $100 million that could be triggered by an event of default under the credit agreement. In such an event, the Company’s senior notes and debentures that contain cross-default provisions would also be subject to acceleration.

Commercial Paper

The Company is a party to a $2,000 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. The Company had no commercial paper outstanding under its commercial paper program throughout all of 2010 and 2009.

This program, which is an obligation of a wholly-owned subsidiary of Macy’s, Inc., is not secured. However, Parent has fully and unconditionally guaranteed the obligations.

Senior Notes and Debentures

The senior notes and the senior debentures are unsecured obligations of a wholly-owned subsidiary of Macy’s, Inc. and Parent has fully and unconditionally guaranteed these obligations (see Note 18, “Condensed Consolidating Financial Information”).

Other Financing Arrangements

At January 29, 2011, the Company had dedicated approximately $52 million of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were approximately $38 million of other standby letters of credit outstanding at January 29, 2011 and none outstanding at January 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accounts Payable and Accrued Liabilities

	January 29, 2011	January 30, 2010
	(millions)
Accounts payable	$559	$484
Gift cards and customer award certificates	654	594
Accrued wages and vacation	311	307
Lease related liabilities	271	265
Taxes other than income taxes	186	199
Current portion of workers’ compensation and general liability reserves	144	141
Accrued interest	98	122
Current portion of post employment and postretirement benefits	88	94
Allowance for future sales returns	67	65
Severance and relocation	1	71
Other	265	284

	$2,644	$2,626

Adjustments to the allowance for future sales returns, which amounted to a charge of $2 million for 2010, a charge of $6 million for 2009, and a credit of $14 million for 2008 are reflected in cost of sales.

Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2010	2009	2008
	(millions)
Balance, beginning of year	$478	$495	$471
Charged to costs and expenses	148	124	164
Payments, net of recoveries	(138)	(141)	(140)

Balance, end of year	$488	$478	$495

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At January 29, 2011 and January 30, 2010, workers’ compensation and general liability reserves included $93 million and $90 million, respectively, of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

10.	Taxes

The Company changed its methodology for recording deferred state income taxes from a blended rate basis to a separate entity basis, and has reflected the effects of such change to 2010 and all prior periods. Even though the Company considers the change to have had only an immaterial impact on its financial condition, results of operations and cash flows for the periods presented, the financial condition, results of operations and cash flows for the prior periods as previously reported have been adjusted to reflect the change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) is as follows:

	2010			2009			2008
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
				(millions)
Federal	$217	$234	$451	$48	$84	$132	$6	$(109)	$(103)
State and local	12	10	22	9	37	46	8	(68)	(60)

	$229	$244	$473	$57	$121	$178	$14	$(177)	$(163)

The income tax expense (benefit) reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2010, 2009 and 2008 to income (loss) before income taxes. The reasons for this difference and their tax effects are as follows:

	2010	2009	2008
	(millions)
Expected tax	$462	$177	$(1,728)
State and local income taxes, net of federal income tax benefit	14	30	(40)
Settlement of federal tax examinations	0	(21)	0
Non-deductibility of goodwill impairment charges	0	0	1,611
Other	(3)	(8)	(6)

	$473	$178	$(163)

During the fourth quarter of 2009, the Company settled Internal Revenue Service (“IRS”) examinations for fiscal years 2008, 2007 and 2006. As a result of the settlement, the Company recognized previously unrecognized tax benefits and related accrued interest, primarily attributable to the disposition of former subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 29, 2011	January 30, 2010
	(millions)
Deferred tax assets:
Post employment and postretirement benefits	$473	$667
Accrued liabilities accounted for on a cash basis for tax purposes	195	316
Long-term debt	117	132
Unrecognized state tax benefits and accrued interest	91	91
State operating loss carryforwards	61	55
Other	144	114
Valuation allowance	(35)	(33)

Total deferred tax assets	1,046	1,342

Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(1,793)	(1,919)
Merchandise inventories	(483)	(456)
Intangible assets	(162)	(129)
Other	(217)	(184)

Total deferred tax liabilities	(2,655)	(2,688)

Net deferred tax liability	$(1,609)	$(1,346)

The valuation allowance at January 29, 2011 and January 30, 2010 relates to net deferred tax assets for state net operating loss carryforwards. The net change in the valuation allowance amounted to an increase of $2 million for 2010 and no change for 2009.

As of January 29, 2011, the Company had no federal net operating loss carryforwards and state net operating loss carryforwards of approximately $1,301 million, which will expire between 2011 and 2031.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 29, 2011	January 30, 2010
	(millions)
Balance, beginning of period	$207	$237
Additions based on tax positions related to the current year	19	23
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	(8)	(34)
Settlements	(4)	(8)
Statute expirations	(9)	(11)

Balance, end of period	$205	$207

Amounts recognized in the Consolidated Balance Sheets at January 29, 2011 and January 30, 2010
Other liabilities	$170	$169
Long-term deferred income taxes	24	24
Current income taxes	11	14

	$205	$207

As of January 29, 2011 and January 30, 2010, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $133 million and $135 million, respectively.

The Company classifies unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.

The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. During 2010, 2009 and 2008, the Company recognized charges of $5 million, $4 million and $16 million, respectively, in income tax expense for federal, state and local interest and penalties.

The Company had approximately $80 million and $78 million accrued for the payment of federal, state and local interest and penalties at January 29, 2011 and January 30, 2010, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at January 29, 2011 and January 30, 2010 are insignificant. At January 29, 2011, approximately $76 million of federal, state and local interest and penalties is included in other liabilities and $4 million is included in current income taxes on the Consolidated Balance Sheets.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2000. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Retirement Plans

The Company has a funded defined benefit plan (“Pension Plan”) and a defined contribution plan (“Retirement Plan”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has an unfunded defined benefit supplementary retirement plan (“SERP”), which provides benefits, for certain employees, in excess of qualified plan limitations.

Pension Plan

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of January 29, 2011 and January 30, 2010:

	2010	2009
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$2,879	$2,444
Service cost	99	81
Interest cost	158	173
Actuarial loss	103	401
Benefits paid	(215)	(220)

Projected benefit obligation, end of year	$3,024	$2,879
Changes in plan assets
Fair value of plan assets, beginning of year	$1,865	$1,438
Actual return on plan assets	329	277
Company contributions	825	370
Benefits paid	(215)	(220)

Fair value of plan assets, end of year	$2,804	$1,865

Funded status at end of year	$(220)	$(1,014)

Amounts recognized in the Consolidated Balance Sheets at January 29, 2011 and January 30, 2010
Other liabilities	$(220)	$(1,014)

Amounts recognized in accumulated other comprehensive (income) loss at January 29, 2011 and January 30, 2010
Net actuarial loss	$1,116	$1,186
Prior service credit	(2)	(3)

	$1,114	$1,183

The accumulated benefit obligation for the Pension Plan was $2,791 million as of January 29, 2011 and $2,657 million as of January 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive income for the Pension Plan included the following actuarially determined components:

	2010	2009	2008
	(millions)
Net Periodic Pension Cost
Service cost	$99	$81	$97
Interest cost	158	173	159
Expected return on assets	(218)	(187)	(192)
Amortization of net actuarial loss	61	0	5
Amortization of prior service credit	(1)	(1)	0

	99	66	69
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial (gain) loss	(9)	311	604
Amortization of net actuarial loss	(61)	0	(5)
Amortization of prior service credit	1	1	0

	(69)	312	599

Total recognized in net periodic pension cost and other comprehensive income	$30	$378	$668

The estimated net actuarial loss and prior service credit for the Pension Plan that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost during 2011 are $84 million and $(1) million, respectively.

As permitted under ASC Subtopic 715-30, “Defined Benefit Plans – Pension,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the Pension Plan.

The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at January 29, 2011 and January 30, 2010:

	2010	2009
Discount rate	5.40%	5.65%
Rate of compensation increases	4.50%	4.50%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2010	2009	2008
Discount rate	5.65%	7.45%	6.25%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increases	4.50%	5.40%	5.40%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 29, 2011, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$381	$0	$381	$0
Equity securities:
U.S.	814	238	576	0
International	517	0	517	0
Fixed income securities:
U. S. Treasury bonds	54	0	54	0
Other Government bonds	28	0	28	0
Agency backed bonds	11	0	11	0
Corporate bonds	267	0	267	0
Mortgage-backed securities and forwards	107	0	107	0
Asset-backed securities	19	0	19	0
Pooled funds	180	0	180	0
Other types of investments:
Real estate	201	0	0	201
Hedge funds	143	0	0	143
Private equity	144	0	0	144

Total	$2,866	$238	$2,140	$488

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 30, 2010, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$184	$0	$184	$0
Equity securities:
U.S.	613	163	450	0
International	262	0	262	0
Fixed income securities:
U. S. Treasury bonds	41	0	41	0
Other Government bonds	11	0	11	0
Agency backed bonds	15	0	15	0
Corporate bonds	91	0	91	0
Mortgage-backed securities and forwards	91	0	91	0
Asset-backed securities	20	0	20	0
Pooled funds	164	0	164	0
Other types of investments:
Real estate	156	0	0	156
Hedge funds	133	0	0	133
Private equity	124	0	0	124

Total	$1,905	$163	$1,329	$413

Corporate bonds consist primarily of investment grade bonds of U.S. issuers from diverse industries.

The fair value of the real estate, hedge funds and private equity investments represents the reported net asset value of shares or underlying assets of the investment. Private equity and real estate investments are valued using fair values per the most recent financial reports provided by the investment sponsor, adjusted as appropriate for any lag between the date of the financial reports and the Company’s reporting date. The real estate investments are diversified across property types and geographical areas primarily in the United States of America. Private equity investments generally invest in limited partnerships in the United States of America and Europe. The hedge fund investments are through a fund of funds approach.

Due to the nature of the underlying assets of the real estate, hedge funds and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of January 29, 2011 and January 30, 2010, certain of these investments are generally subject to lock-up periods, ranging from three to fifteen years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to twice per year, and certain of these investments are subject to advance notice requirements, ranging from sixty-day notification to ninety-day notification. As of January 29, 2011 and January 30, 2010, the Pension Plan had unfunded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments related to certain of these investments totaling approximately $133 million and $78 million, respectively.

The following table sets forth a summary of changes in fair value of the Pension Plan’s level 3 assets for 2010 and 2009:

	2010	2009
	(millions)
Balance, beginning of year	$413	$419
Actual gain (loss) on plan assets:
Relating to assets still held at the reporting date	28	(13)
Relating to assets sold during the period	18	(21)
Purchases, sales, issuances and settlements, net	29	28

Balance, end of year	$488	$413

During 2010 and 2009, the Company made funding contributions to the Pension Plan totaling approximately $825 million and $370 million, respectively. On March 28, 2011, the Company made a voluntary funding contribution to the Pension Plan of $225 million. The Company does not presently anticipate making any additional funding contributions to the Pension Plan during 2011, but may choose to do so in its discretion.

The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year:
2011	$233
2012	230
2013	230
2014	234
2015	239
2016-2020	1,234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan

The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of January 29, 2011 and January 30, 2010:

	2010	2009
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$680	$599
Service cost	6	4
Interest cost	37	42
Actuarial loss	22	113
Benefits paid	(57)	(78)

Projected benefit obligation, end of year	$688	$680

Change in plan assets
Fair value of plan assets, beginning of year	$0	$0
Company contributions	57	78
Benefits paid	(57)	(78)

Fair value of plan assets, end of year	$0	$0

Funded status at end of year	$(688)	$(680)

Amounts recognized in the Consolidated Balance Sheets at January 29, 2011 and January 30, 2010
Accounts payable and accrued liabilities	$(52)	$(54)
Other liabilities	(636)	(626)

	$(688)	$(680)

Amounts recognized in accumulated other comprehensive (income) loss at January 29, 2011 and January 30, 2010
Net actuarial loss	$113	$94
Prior service credit	(2)	(3)

	$111	$91

The accumulated benefit obligation for the supplementary retirement plan was $645 million as of January 29, 2011 and $643 million as of January 30, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive income for the supplementary retirement plan included the following actuarially determined components:

	2010	2009	2008
	(millions)
Net Periodic Pension Cost
Service cost	$6	$4	$8
Interest cost	37	42	39
Amortization of net actuarial loss	3	0	0
Amortization of prior service credit	(1)	(2)	(2)

	45	44	45
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial (gain) loss	22	113	(57)
Amortization of net actuarial loss	(3)	0	0
Amortization of prior service credit	1	2	2

	20	115	(55)

Total recognized in net periodic pension cost and other comprehensive income	$65	$159	$(10)

The estimated net actuarial loss and prior service credit for the supplementary retirement plan that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost during 2011 are $7 million and $(1) million, respectively.

As permitted under ASC Subtopic 715-30, “Defined Benefit Plans – Pension,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the plans.

The following weighted average assumptions were used to determine the projected benefit obligations for the supplementary retirement plan at January 29, 2011 and January 30, 2010:

	2010	2009
Discount rate	5.40%	5.65%
Rate of compensation increases	4.90%	4.90%

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2010	2009	2008
Discount rate	5.65%	7.45%	6.25%
Rate of compensation increases	4.90%	7.20%	7.20%

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

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year:
2011	$52
2012	50
2013	50
2014	54
2015	54
2016-2020	264

Retirement Plan

The Retirement Plan includes a voluntary savings feature for eligible employees. The Company’s contribution was historically based on the Company’s annual earnings including a minimum contribution rate based on an employee’s eligible savings and more recently based on a stated matching contribution rate based on an employee’s eligible savings. Expense for the Retirement Plan amounted to $9 million for 2010, $9 million for 2009 and $37 million for 2008.

Deferred Compensation Plan

The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At January 29, 2011 and January 30, 2010, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $46 million and $51 million, respectively. Expense for 2010, 2009 and 2008 was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of January 29, 2011 and January 30, 2010:

	2010	2009
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$278	$277
Service cost	0	0
Interest cost	15	19
Actuarial loss	8	8
Medicare Part D subsidy	2	2
Benefits paid	(25)	(28)

Accumulated postretirement benefit obligation, end of year	$278	$278
Change in plan assets
Fair value of plan assets, beginning of year	$0	$0
Company contributions	25	28
Benefits paid	(25)	(28)

Fair value of plan assets, end of year	$0	$0

Funded status at end of year	$(278)	$(278)

Amounts recognized in the Consolidated Balance Sheets at January 29, 2011 and January 30, 2010
Accounts payable and accrued liabilities	$(30)	$(31)
Other liabilities	(248)	(247)

	$(278)	$(278)

Amounts recognized in accumulated other comprehensive (income) loss at January 29, 2011 and January 30, 2010
Net actuarial gain	$(25)	$(38)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive income included the following actuarially determined components:

	2010	2009	2008
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$0	$0	$0
Interest cost	15	19	19
Amortization of net actuarial gain	(5)	(7)	(3)
Amortization of prior service credit	0	0	0

	10	12	16
Other Changes in Plan Assets and Projected Benefit Obligation
Recognized in Other Comprehensive Income
Net actuarial (gain) loss	8	8	(70)
Amortization of net actuarial gain	5	7	3
Amortization of prior service credit	0	0	0

	13	15	(67)

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$23	$27	$(51)

The estimated net actuarial gain of the postretirement obligations that will be amortized from accumulated other comprehensive (income) loss into net postretirement benefit cost during 2011 is $(3) million.

As permitted under ASC Subtopic 715-60, “Defined Benefit Plans – Other Postretirement,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the plans.

The following weighted average assumptions were used to determine the accumulated postretirement benefit obligations at January 29, 2011 and January 30, 2010:

	2010	2009
Discount rate	5.40%	5.65%

The following weighted average assumptions were used to determine the net postretirement benefit costs for the postretirement obligations:

	2010	2009	2008
Discount rate	5.65%	7.45%	6.25%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The future medical benefits provided by the Company for certain employees are based on a fixed amount per year of service, and the accumulated postretirement benefit obligation is not affected by increases in health care costs. However, the future medical benefits provided by the Company for certain other employees are affected by increases in health care costs.

In March 2010, President Obama signed into law the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Acts”). Included among the major provisions of these laws is a change in the tax treatment related to the Medicare Part D subsidy. The Company’s postretirement obligations reflect estimated federal subsidies expected to be received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Under the 2010 Acts, the Company’s deductions for retiree prescription drug benefits will be reduced by the amount of Medicare Part D subsidies received beginning February 3, 2013. During 2010, the Company recorded a $4 million deferred tax expense to reduce its deferred tax asset as a result of the elimination of the deductibility of retiree health care payments to the extent of tax-free Medicare Part D subsidies that are received.

Based on data currently available, the Company is not able at this time to determine the ongoing impact that the other provisions of the 2010 Acts will have on the Company-sponsored medical plans. As a result of this legislation, the Company is evaluating the impact of the 2010 Acts on the active and retiree benefit plans offered by the Company. The provisions of the 2010 Act did not require a re-measurement of the Company’s postretirement obligations and did not impact the postretirement net periodic benefit costs for 2010.

The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at January 29, 2011 and January 30, 2010:

	2010	2009
Health care cost trend rates assumed for next year	8.38% – 10.08%	8.69% – 10.54%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022

The assumed health care cost trend rates have a significant effect on the amounts reported for the accumulated postretirement benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase	1 – Percentage Point Decrease
	(millions)
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	$15	$(14)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year:
2011	$28	$1
2012	28	1
2013	27	1
2014	26	1
2015	25	1
2016-2020	109	5

13.	Stock Based Compensation

During 2009, the Company obtained shareholder approval for the Macy’s 2009 Omnibus Incentive Compensation Plan under which up to fifty-one million shares of Common Stock may be issued. This plan is intended to help the Company attract and retain directors, officers, other key executives and employees and is also intended to provide incentives and rewards relating to the Company’s business plans to encourage such persons to devote themselves to the business of the Company. Prior to 2009, the Company had two equity plans. As a result of the August 30, 2005 acquisition of The May Department Stores Company (“May”), the Company assumed May’s equity plan, which was subsequently amended to have identical terms and provisions of the Company’s other equity plan. At August 30, 2005, all outstanding May options under May’s equity plan were fully vested and were converted into options to acquire common stock of the Company in accordance with the merger agreement. The following disclosures present the Company’s equity plans prior to 2009 on a combined basis. The equity plan is administered by the Compensation and Management Development Committee of the Board of Directors (the “CMD Committee”). The CMD Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors.

Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms and typically vest ratably over four years of continued employment. Restricted stock and time-based restricted stock unit awards generally vest one to four years from the date of grant. Performance-based restricted stock units vest based on the results attained during the performance period.

As of January 29, 2011, 41.7 million shares of common stock were available for additional grants pursuant to the Company’s equity plan. Common stock is delivered out of treasury stock upon the exercise of stock options and grant of restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense included the following components:

	2010	2009	2008
	(millions)
Stock options	$34	$43	$55
Stock credits	19	26	(18)
Restricted stock	2	3	6
Restricted stock units	11	4	0

	$66	$76	$43

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Operations. Stock-based compensation expense for 2008 included a credit, reflecting a decrease in the stock price used to calculate the settlement amount of stock credits. The income tax benefit recognized in the Consolidated Statements of Operations related to stock-based compensation was approximately $24 million, approximately $28 million, and approximately $16 million, for 2010, 2009 and 2008, respectively.

During 2010, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of a three-year performance period ending February 2, 2013. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the CMD Committee in connection with the issuance of the units. The performance objectives are based on the Company’s business plan covering the performance period and include an EBITDA as a percent to sales ratio and a return on invested capital ratio. Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 150% of the Target Shares granted.

Also during 2010, the CMD Committee approved awards of time-based restricted stock to certain senior executives of the Company and awards of time-based restricted stock units to the non-employee members of the Company’s board of directors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock-options granted during 2010, 2009 and 2008 and the weighted average assumptions used to estimate the fair value are as follows:

	2010	2009	2008
Weighted average grant date fair value of stock options granted during the period	$7.34	$2.51	$7.42
Dividend yield	1.0%	2.3%	2.2%
Expected volatility	37.6%	36.4%	36.2%
Risk-free interest rate	2.7%	1.9%	2.7%
Expected life	5.5 years	5.4 years	5.3 years

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, “Compensation – Stock Compensation.” The expected volatility of the Company’s common stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense is recorded for all stock options expected to vest based on the amortization of the fair value at the date of grant on a straight-line basis primarily over the vesting period of the options.

Stock option activity for 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	38,804.9	$25.47
Granted	3,908.6	$20.88
Canceled or forfeited	(2,285.2)	$24.46
Exercised	(2,327.0)	$16.70

Outstanding, end of period	38,101.3	$25.59

Exercisable, end of period	26,404.5	$27.92	4.0	$(130)

Options expected to vest	10,293.1	$20.35	8.0	$27

Additional information relating to stock options is as follows:

	2010	2009	2008
	(millions)
Intrinsic value of options exercised	$13	$2	$1
Grant date fair value of stock options that vested during the year	55	71	65
Cash received from stock options exercised	39	8	6
Tax benefits realized from exercised stock options and vested restricted stock	4	0	0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has a stock credit plan. In 2006, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending February 2, 2008. There were a total of 727,629 stock credit awards outstanding as of January 29, 2011, including reinvested dividend equivalents earned during the holding period, relating to the 2006 grant. In general, with respect to the stock credits awarded to participants in 2006, the value of one-half of the stock credits earned plus reinvested dividend equivalents was paid in cash in early 2010 and the value of the other half of such earned stock credits plus reinvested dividend equivalents was paid in cash in early 2011. In 2008, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending January 30, 2010. There were a total of 1,690,716 stock credit awards outstanding as of January 29, 2011, relating to the 2008 grant. In general, with respect to the stock credits awarded to participants in 2008, the value of one-half of the stock credits earned plus reinvested dividend equivalents will be paid in cash in early 2012 and the value of the other half of such earned stock credits plus reinvested dividend equivalents will be paid in cash in early 2013. Compensation expense for stock credit awards is recorded on a straight-line basis primarily over the vesting period and is calculated based on the ending stock price for each reporting period. At January 29, 2011 and January 30, 2010, the liability under the stock credit plans, which is reflected in other liabilities on the Consolidated Balance Sheets, was $52 million and $45 million, respectively.

Activity related to stock credits for 2010 is as follows:

Shares
Stock credits, beginning of period	3,267,355
Additional dividend equivalents earned	22,339
Stock credits forfeited	(145,404)
Stock credits distributed	(725,945)

Stock credits, end of period	2,418,345

The weighted average grant date fair value of restricted stock and restricted stock units granted during 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Restricted stock	$20.89	$0	$24.85
Restricted stock units	$20.95	$3.59	$0

The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the Founders Award was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a ten-company executive compensation peer group over the remaining performance period. The expected volatility of the Company’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

Compensation expense is recorded for all restricted stock and restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock award activity for 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	179,056	$33.66
Granted	148,366	20.89
Forfeited	(17,782)	23.78
Vested	(59,594)	26.55

Nonvested, end of period	250,046	$28.48

Activity related to restricted stock units for 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	2,886,975	$3.59
Granted – performance-based	1,046,602	20.89
Granted – time-based	39,924	22.54
Forfeited	(184,867)	3.59
Vested	0	0

Nonvested, end of period	3,788,634	$8.57

There have been no grants of stock appreciation rights under the equity plans.

As of January 29, 2011, the Company had $38 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years, $2 million of unrecognized compensation costs related to nonvested restricted stock, which is expected to be recognized over a weighted average period of approximately 1.6 years, and $19 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.4 years.

14.	Shareholders’ Equity

The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 495.0 million shares of Common Stock issued and 423.3 million shares of Common Stock outstanding at January 29, 2011, and with 495.0 million shares of Common Stock issued and 420.8 million shares of Common Stock outstanding at January 30, 2010 (with shares held in the Company’s treasury being treated as issued, but not outstanding).

Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of January 29, 2011, $852 million of authorization remained unused. Although the Company’s share repurchase program is currently suspended and the Company has not made any purchases of Common Stock since February 1, 2008 and currently does not intend to make any such

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchases in 2011, it may resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

	Common Stock Issued	Treasury Stock			Common Stock Outstanding
		Deferred Compensation Plans	Other	Total
			(thousands)
Balance at February 2, 2008	495,038.5	(1,218.1)	(74,075.4)	(75,293.5)	419,745.0
Stock issued under stock plans		(157.6)	464.1	306.5	306.5
Stock repurchases:
Repurchase program				0	0
Other			(25.7)	(25.7)	(25.7)
Deferred compensation plan distributions		58.0		58.0	58.0

Balance at January 31, 2009	495,038.5	(1,317.7)	(73,637.0)	(74,954.7)	420,083.8
Stock issued under stock plans		(105.0)	937.9	832.9	832.9
Stock repurchases:
Repurchase program				0	0
Other			(130.1)	(130.1)	(130.1)
Deferred compensation plan distributions		56.6		56.6	56.6

Balance at January 30, 2010	495,038.5	(1,366.1)	(72,829.2)	(74,195.3)	420,843.2
Stock issued under stock plans		(48.8)	2,439.5	2,390.7	2,390.7
Stock repurchases:
Repurchase program				0	0
Other			(58.5)	(58.5)	(58.5)
Deferred compensation plan distributions		165.9		165.9	165.9

Balance at January 29, 2011	495,038.5	(1,249.0)	(70,448.2)	(71,697.2)	423,341.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Fair Value Measurements and Concentrations of Credit Risk

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis:

	January 29, 2011				January 30, 2010
	Total	Fair Value Measurements			Total	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$95	$41	$54	$0	$99	$33	$66	$0

On February 25, 2011, the Company sold its investment in The Knot, Inc. and unrecognized gains in accumulated other comprehensive income were reclassified into the Consolidated Statements of Operations.

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

The following table shows the estimated fair value of the Company’s long-term debt:

	January 29, 2011			January 30, 2010
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,702	$6,941	$6,969	$8,156	$8,431	$7,946

The following table shows certain of the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during 2010 and 2009:

	January 29, 2011				January 30, 2010
	Total	Fair Value Measurements			Total	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets held and used	$18	$0	$0	$18	$33	$0	$0	$33

During 2010, long-lived assets held and used with a carrying value of $36 million were written down to their fair value of $18 million, resulting in an asset impairment charge of $18 million. During 2009, long-lived assets held and used with a carrying value of $148 million were written down to their fair value of $33 million, resulting in an asset impairment charge of $115 million. The fair values of these locations were calculated based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

16.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2010			2009			2008
	Net Income		Shares	Net Income		Shares	Net Loss		Shares
	(millions, except per share data)
Net income (loss) and average number of shares outstanding	$847		422.2	$329		420.4	$(4,775)		420.0
Shares to be issued under deferred compensation plans			1.1			1.3			1.2

	$847		423.3	$329		421.7	$(4,775)		421.2
Basic earnings (loss) per share		$2.00			$.78			$(11.34)

Effect of dilutive securities –
Stock options, restricted stock and restricted stock units			4.0			1.5			0

	$847		427.3	$329		423.2	$(4,775)		421.2
Diluted earnings (loss) per share		$1.98			$.78			$(11.34)

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 24.8 million shares of common stock and restricted stock units relating to 260,000 shares of common stock were outstanding at January 29, 2011 and stock options to purchase 28.9 million shares of common stock, 75,000 shares of restricted stock and restricted stock units relating to 2.9 million shares of common stock were outstanding at January 30, 2010 but were not included in the computation of diluted earnings per share for 2010 and 2009, respectively, because their inclusion would have been antidilutive.

Stock options to purchase 38.8 million of shares of common stock and 483,000 shares of restricted stock were outstanding at January 31, 2009, but were not included in the computation of diluted loss per share for 2008 because, as a result of the Company’s net loss for the fiscal year, their inclusion would have been antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results (unaudited)

Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2010:
Net sales	$5,574	$5,537	$5,623	$8,269
Cost of sales	(3,378)	(3,214)	(3,377)	(4,855)

Gross margin	2,196	2,323	2,246	3,414
Selling, general and administrative expenses	(1,993)	(1,953)	(2,069)	(2,245)
Impairments, store closing costs and division consolidation costs	0	0	0	(25)
Net income	23	147	10	667
Basic earnings per share	.05	.35	.02	1.57
Diluted earnings per share	.05	.35	.02	1.55

2009:
Net sales	$5,199	$5,164	$5,277	$7,849
Cost of sales	(3,219)	(3,021)	(3,156)	(4,577)

Gross margin	1,980	2,143	2,121	3,272
Selling, general and administrative expenses	(1,956)	(1,861)	(2,033)	(2,212)
Impairments, store closing costs and division consolidation costs	(138)	(34)	(33)	(186)
Net income (loss)	(88)	7	(35)	445
Basic earnings (loss) per share	(.21)	.02	(.08)	1.05
Diluted earnings (loss) per share	(.21)	.02	(.08)	1.05

18.	Condensed Consolidating Financial Information

The senior notes and senior debentures of the Company described in Note 8, which constitute debt obligations of Parent’s wholly-owned subsidiary, Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”) are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, Leadville Insurance Company and Snowdin Insurance Company, Macy’s Merchandising Group, Inc. and its subsidiary Macy’s Merchandising Group International, LLC. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”

Condensed Consolidating Balance Sheets as of January 29, 2011 and January 30, 2010, the related Condensed Consolidating Statements of Operations for 2010, 2009 and 2008, and the related Condensed Consolidating Statements of Cash Flows for 2010, 2009, and 2008 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Balance Sheet

As of January 29, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,174	$41	$249	$0	$1,464
Receivables	0	89	303	0	392
Merchandise inventories	0	2,589	2,169	0	4,758
Prepaid expenses and other current assets	0	98	187	0	285
Income taxes	0	0	0	0	0
Deferred income tax assets	0	0	0	0	0

Total Current Assets	1,174	2,817	2,908	0	6,899
Property and Equipment – net	0	5,013	3,800	0	8,813
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets – net	0	184	453	0	637
Other Assets	4	133	402	0	539
Deferred Income Tax Assets	19	0	0	(19)	0
Intercompany Receivable	1,651	0	2,738	(4,389)	0
Investment in Subsidiaries	2,908	2,598	0	(5,506)	0

Total Assets	$5,756	$14,060	$10,729	$(9,914)	$20,631

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$451	$3	$0	$454
Merchandise accounts payable	0	680	741	0	1,421
Accounts payable and accrued liabilities	144	1,069	1,431	0	2,644
Income taxes	29	18	135	0	182
Deferred income taxes	0	285	79	0	364

Total Current Liabilities	173	2,503	2,389	0	5,065
Long-Term Debt	0	6,942	29	0	6,971
Intercompany Payable	0	4,389	0	(4,389)	0
Deferred Income Taxes	0	400	864	(19)	1,245
Other Liabilities	53	748	1,019	0	1,820
Shareholders’ Equity (Deficit)	5,530	(922)	6,428	(5,506)	5,530

Total Liabilities and Shareholders’ Equity	$5,756	$14,060	$10,729	$(9,914)	$20,631

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Operations

For 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$0	$13,124	$19,900	$(8,021)	$25,003
Cost of sales	0	(8,006)	(14,782)	7,964	(14,824)

Gross margin	0	5,118	5,118	(57)	10,179
Selling, general and administrative expenses	(8)	(4,519)	(3,790)	57	(8,260)
Impairments, store closing costs and division consolidation costs	0	(21)	(4)	0	(25)

Operating income (loss)	(8)	578	1,324	0	1,894

Interest (expense) income, net:
External	2	(575)	(1)	0	(574)
Intercompany	(2)	(165)	167	0	0
Equity in earnings of subsidiaries	852	417	0	(1,269)	0

Income before income taxes	844	255	1,490	(1,269)	1,320
Federal, state and local income tax benefit (expense)	3	65	(541)	0	(473)

Net income	$847	$320	$949	$(1,269)	$847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Cash Flows

For 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$847	$320	$949	$(1,269)	$847
Impairments, store closing costs and division consolidation costs	0	21	4	0	25
Equity in earnings of subsidiaries	(852)	(417)	0	1,269	0
Dividends received from subsidiaries	541	250	0	(791)	0
Depreciation and amortization	0	566	584	0	1,150
(Increase) decrease in working capital	179	(454)	232	0	(43)
Other, net	8	(526)	45	0	(473)

Net cash provided (used) by operating activities	723	(240)	1,814	(791)	1,506

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(178)	(247)	0	(425)
Other, net	0	0	(40)	0	(40)

Net cash used by investing activities	0	(178)	(287)	0	(465)

Cash flows from financing activities:
Debt repaid	0	(1,242)	(3)	0	(1,245)
Dividends paid	(84)	0	(791)	791	(84)
Issuance of common stock, net of common stock acquired	42	0	0	0	42
Intercompany activity, net	(710)	1,656	(946)	0	0
Other, net	(115)	(15)	154	0	24

Net cash provided (used) by financing activities	(867)	399	(1,586)	791	(1,263)

Net decrease in cash and cash equivalents	(144)	(19)	(59)	0	(222)
Cash and cash equivalents at beginning of period	1,318	60	308	0	1,686

Cash and cash equivalents at end of period	$1,174	$41	$249	$0	$1,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Balance Sheet

As of January 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,318	$60	$308	$0	$1,686
Receivables	0	82	276	0	358
Merchandise inventories	0	2,536	2,079	0	4,615
Prepaid expenses and other current assets	0	98	125	0	223
Income taxes	7	0	0	(7)	0
Deferred income tax assets	0	0	54	(54)	0

Total Current Assets	1,325	2,776	2,842	(61)	6,882
Property and Equipment – net	0	5,383	4,124	0	9,507
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets – net	0	217	461	0	678
Other Assets	4	123	363	0	490
Deferred Income Tax Assets	113	0	0	(113)	0
Intercompany Receivable	895	0	2,185	(3,080)	0
Investment in Subsidiaries	2,574	2,790	0	(5,364)	0

Total Assets	$4,911	$14,604	$10,403	$(8,618)	$21,300

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$239	$3	$0	$242
Merchandise accounts payable	0	637	675	0	1,312
Accounts payable and accrued liabilities	117	1,529	980	0	2,626
Income taxes	0	4	71	(7)	68
Deferred income taxes	93	175	0	(54)	214

Total Current Liabilities	210	2,584	1,729	(61)	4,462
Long-Term Debt	0	8,432	24	0	8,456
Intercompany Payable	0	3,080	0	(3,080)	0
Deferred Income Taxes	0	635	610	(113)	1,132
Other Liabilities	48	1,137	1,412	0	2,597
Shareholders’ Equity (Deficit)	4,653	(1,264)	6,628	(5,364)	4,653

Total Liabilities and Shareholders’ Equity	$4,911	$14,604	$10,403	$(8,618)	$21,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Operations

For 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$0	$12,791	$16,700	$(6,002)	$23,489
Cost of sales	0	(7,836)	(12,073)	5,936	(13,973)

Gross margin	0	4,955	4,627	(66)	9,516
Selling, general and administrative expenses	(8)	(4,616)	(3,504)	66	(8,062)
Impairments, store closing costs and division consolidation costs.	0	(226)	(165)	0	(391)

Operating income (loss)	(8)	113	958	0	1,063
Interest (expense) income, net:
External	3	(558)	(1)	0	(556)
Intercompany	(2)	(153)	155	0	0
Equity in earnings of subsidiaries	333	201	0	(534)	0

Income (loss) before income taxes	326	(397)	1,112	(534)	507
Federal, state and local income tax benefit (expense)	3	232	(413)	0	(178)

Net income (loss)	$329	$(165)	$699	$(534)	$329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Cash Flows

For 2009

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$329	$(165)	$699	$(534)	$329
Impairments, store closing costs and division consolidation costs	0	226	165	0	391
Equity in earnings of subsidiaries	(333)	(201)	0	534	0
Dividends received from subsidiaries	436	60	0	(496)	0
Depreciation and amortization	0	619	591	0	1,210
(Increase) decrease in working capital	114	163	(245)	0	32
Other, net	73	(96)	(189)	0	(212)

Net cash provided by operating activities	619	606	1,021	(496)	1,750

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(147)	(227)	0	(374)
Other, net	0	0	(3)	0	(3)

Net cash used by investing activities	0	(147)	(230)	0	(377)

Cash flows from financing activities:
Debt repaid	0	(963)	(3)	0	(966)
Dividends paid	(84)	0	(496)	496	(84)
Issuance of common stock, net of common stock acquired	7	0	0	0	7
Intercompany activity, net	(247)	493	(246)	0	0
Other, net	(24)	3	(8)	0	(29)

Net cash used by financing activities	(348)	(467)	(753)	496	(1,072)

Net increase (decrease) in cash and cash equivalents	271	(8)	38	0	301
Cash and cash equivalents at beginning of period	1,047	68	270	0	1,385

Cash and cash equivalents at end of period	$1,318	$60	$308	$0	$1,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Operations

For 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$0	$13,540	$13,755	$(2,403)	$24,892
Cost of sales	0	(8,528)	(8,812)	2,331	(15,009)

Gross margin	0	5,012	4,943	(72)	9,883
Selling, general and administrative expenses	(5)	(4,747)	(3,801)	72	(8,481)
Impairments, store closing costs and division consolidation costs	0	(224)	(174)	0	(398)
Goodwill impairment charges	0	(3,243)	(2,139)	0	(5,382)

Operating loss	(5)	(3,202)	(1,171)	0	(4,378)
Interest (expense) income, net:
External	20	(583)	3	0	(560)
Intercompany	(5)	(130)	135	0	0
Equity in losses of subsidiaries	(4,781)	(1,880)	0	6,661	0

Loss before income taxes	(4,771)	(5,795)	(1,033)	6,661	(4,938)
Federal, state and local income tax benefit (expense)	(4)	560	(393)	0	163

Net loss	$(4,775)	$(5,235)	$(1,426)	$6,661	$(4,775)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.

Condensed Consolidating Statement of Cash Flows

For 2008

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(4,775)	$(5,235)	$(1,426)	$6,661	$(4,775)
Impairments, store closing costs and division consolidation costs	0	224	174	0	398
Goodwill impairment charges	0	3,243	2,139	0	5,382
Equity in losses of subsidiaries	4,781	1,880	0	(6,661)	0
Dividends received from subsidiaries	800	45	0	(845)	0
Depreciation and amortization	0	689	589	0	1,278
(Increase) decrease in working capital	(35)	174	(320)	0	(181)
Other, net	(94)	(617)	475	0	(236)

Net cash provided by operating activities	677	403	1,631	(845)	1,866

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(224)	(567)	0	(791)
Other, net	0	0	(1)	0	(1)

Net cash used by investing activities	0	(224)	(568)	0	(792)

Cash flows from financing activities:
Debt repaid, net of debt issued	0	(13)	(3)	0	(16)
Dividends paid	(221)	(245)	(600)	845	(221)
Issuance of common stock, net of common stock acquired	6	0	0	0	6
Intercompany activity, net	332	104	(436)	0	0
Other, net	(82)	(32)	(20)	0	(134)

Net cash provided (used) by financing activities	35	(186)	(1,059)	845	(365)

Net increase (decrease) in cash and cash equivalents	712	(7)	4	0	709
Cash and cash equivalents at beginning of period	335	75	266	0	676

Cash and cash equivalents at end of period	$1,047	$68	$270	$0	$1,385