Form 10-Q
period 2011-04-30
Macy's, Inc.
filed 2011-06-06
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 27, 2011
Common Stock, $0.01 par value per share	426,767,463 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

Consolidated Statements of Income

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	April 30, 2011	May 1, 2010

Net sales	$5,889	$5,574

Cost of sales	(3,586)	(3,378)

Gross margin	2,303	2,196

Selling, general and administrative expenses	(1,973)	(1,993)

Operating income	330	203

Interest expense	(117)	(163)

Interest income	1	1

Income before income taxes	214	41

Federal, state and local income tax expense	(83)	(18)

Net income	$131	$23

Basic earnings per share	$.31	$.05

Diluted earnings per share	$.30	$.05

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	April 30, 2011	January 29, 2011	May 1, 2010

ASSETS:
Current Assets:
Cash and cash equivalents	$1,152	$1,464	$981
Receivables	290	392	273
Merchandise inventories	5,159	4,758	4,921
Prepaid expenses and other current assets	313	285	266

Total Current Assets	6,914	6,899	6,441

Property and Equipment-net of accumulated depreciation and amortization of $6,258, $6,049 and $6,028	8,636	8,813	9,294
Goodwill	3,743	3,743	3,743
Other Intangible Assets - net	628	637	668
Other Assets	496	539	490

Total Assets	$20,417	$20,631	$20,636

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$741	$454	$685
Merchandise accounts payable	2,131	1,421	2,010
Accounts payable and accrued liabilities	2,186	2,644	2,127
Income taxes	68	182	55
Deferred income taxes	353	364	225

Total Current Liabilities	5,479	5,065	5,102
Long-Term Debt	6,343	6,971	7,503
Deferred Income Taxes	1,328	1,245	1,109
Other Liabilities	1,579	1,820	2,231
Shareholders’ Equity	5,688	5,530	4,691

Total Liabilities and Shareholders’ Equity	$20,417	$20,631	$20,636

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Cash flows from operating activities:
Net income	$131	$23
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	268	287
Stock-based compensation expense	16	29
Amortization of financing costs and premium on acquired debt	(4)	(6)
Changes in assets and liabilities:
Decrease in receivables	113	71
Increase in merchandise inventories	(401)	(306)
Increase in prepaid expenses and other current assets	(28)	(43)
(Increase) decrease in other assets not separately identified	(2)	1
Increase in merchandise accounts payable	655	639
Decrease in accounts payable and accrued liabilities not separately identified	(415)	(453)
Decrease in current income taxes	(114)	(12)
Increase (decrease) in deferred income taxes	69	(16)
Decrease in other liabilities not separately identified	(221)	(363)

Net cash provided (used) by operating activities	67	(149)

Cash flows from investing activities:
Purchase of property and equipment	(61)	(36)
Capitalized software	(33)	(24)
Disposition of property and equipment	4	1
Other, net	26	15

Net cash used by investing activities	(64)	(44)

Cash flows from financing activities:
Debt repaid	(335)	(505)
Dividends paid	(21)	(21)
Increase in outstanding checks	10	1
Acquisition of treasury stock	(2)	(1)
Issuance of common stock	33	14

Net cash used by financing activities	(315)	(512)

Net decrease in cash and cash equivalents	(312)	(705)
Cash and cash equivalents at beginning of period	1,464	1,686

Cash and cash equivalents at end of period	$1,152	$981

Supplemental cash flow information:
Interest paid	$101	$150
Interest received	1	1
Income taxes paid (net of refunds received)	123	78

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

A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (the “2010 10-K”). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2010 10-K.

As of January 29, 2011, the Company changed its methodology for recording deferred state income taxes from a blended rate basis to a separate entity basis, and has reflected the effects of such change to 2008. Even though the Company considers the change to have had only an immaterial impact on its financial condition, results of operations and cash flows for the periods presented, the financial condition, results of operations and cash flows for the prior period as previously reported have been adjusted to reflect the change.

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

The Consolidated Financial Statements for the 13 weeks ended April 30, 2011 and May 1, 2010, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended April 30, 2011 and May 1, 2010 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, which provides amendments and requires new disclosures relating to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” and also conforming amendments to guidance relating to ASC Topic 715, “Compensation – Retirement Benefits.” The Company adopted this guidance on January 31, 2010, except for the disclosure requirement regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which the Company adopted on January 30, 2011. This guidance is limited to the form and content of disclosures, and the full adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the FASB issued Accounting Standard Update No. 2010-20, which amends various sections of ASC Topic 310, “Receivables,” relating to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendment requires companies to provide disaggregated levels of disclosure by portfolio segment and class of financing receivable to enable users of the financial statements to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The Company adopted this guidance as of January 29, 2011, except as it relates to disclosures regarding activities during a reporting period, which the Company adopted on January 30, 2011. This guidance is limited to the form and content of disclosures. The full adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued Accounting Standard Update No. 2010-28, which amends ASC Topic 350, “Intangibles - Goodwill and Other,” relating to the goodwill impairment test of a reporting unit with zero or negative carrying amounts. The Company adopted this guidance as of January 30, 2011 and does not anticipate that the adoption will have any impact on the Company’s consolidated financial position, results of operations or cash flows.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In May 2011, the FASB issued Accounting Standard Update No. 2011-04, which amends ASC Topic 820, “Fair Value Measurements and Disclosures,” to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. Certain amendments clarify the intent about the application of existing fair value measurement requirements, while certain other amendments change a principle or requirement for fair value measurement or disclosure. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Division Consolidation Costs

In 2008, the Company began a localization initiative called “My Macy’s.” This initiative was intended to strengthen local market focus and enhance selling service in an effort to both accelerate same-store sales growth and reduce expenses. To maximize the results from My Macy’s, the Company took action, initially in selected markets, that: concentrated more management talent in local markets, effectively reducing the “span of control” over local stores; created new positions in the field to work with planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowered locally based executives to make more and better decisions. In 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. As My Macy’s was rolled out nationally to new local markets in 2009, the Company’s Macy’s branded stores were reorganized into a unified operating structure, through division consolidations, to support the Macy’s business. Division central office organizations were eliminated and certain divisions no longer exist as separate entities as their functions were integrated into remaining organizations.

The following table shows for the 13 weeks ended May 1, 2010, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiatives:

	January 30, 2010	Payments	May 1, 2010
	(millions)
Severance costs	$69	$(49)	$20

The remaining $20 million of accrued severance costs, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, were paid prior to July 31, 2010.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	April 30, 2011			May 1, 2010
	Income		Shares	Income		Shares
	(millions, except per share figures)
Net income and average number of shares outstanding	$131		424.1	$23		421.4
Shares to be issued under deferred compensation plans			1.0			1.2

	$131		425.1	$23		422.6

Basic earnings per share		$.31			$.05

Effect of dilutive securities–stock options, restricted stock and restricted stock units			4.9			3.6

	$131		430.0	$23		426.2
Diluted earnings per share		$.30			$.05

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 24.6 million shares of common stock, 115,000 shares of restricted stock and restricted stock units relating to 715,000 shares of common stock were outstanding at April 30, 2011, but were not included in the computation of diluted earnings per share for the 13 weeks ended April 30, 2011 because their inclusion would have been antidilutive.

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 32.1 million shares of common stock, 148,000 shares of restricted stock and restricted stock units relating to 787,000 shares of common stock were outstanding at May 1, 2010, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 1, 2010 because their inclusion would have been antidilutive.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Financing

During the 13 weeks ended April 30, 2011, the Company repaid $330 million of indebtedness at maturity.

The rate of interest payable in respect of $612 million in aggregate principal amount of the Company’s senior notes outstanding at April 30, 2011 decreased by .25 percent per annum to 8.125% effective in May 2011 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding could subsequently increase by up to 1.75 percent per annum or decrease by .25 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

During the 13 weeks ended May 1, 2010, consistent with its strategy to reduce indebtedness, the Company used approximately $526 million of cash to repurchase approximately $500 million of indebtedness prior to maturity. In connection with these repurchases, the Company recognized additional interest expense of approximately $27 million due to the expenses associated with the early retirement of this debt.

The following table shows the detail of debt repayments:

	13 Weeks Ended
	April 30, 2011	May 1, 2010
	(millions)
6.625% Senior notes due 2011	$330	$57
7.45% Senior debentures due 2011	0	9
5.35% Senior notes due 2012	0	425
8.0% Senior debentures due 2012	0	9
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	2	2

	$335	$505

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

During the 13 weeks ended April 30, 2011 and May 1, 2010, the Company made funding contributions to the Pension Plan of $225 million and $325 million, respectively.

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

In March 2010, President Obama signed into law the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Acts”). The 2010 Acts contain provisions which impact the accounting for postretirement obligations. Based on the analysis to date, the impact of provisions in the 2010 Acts is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company continues to evaluate the impact of the 2010 Acts on the active and retiree benefit plans offered by the Company.

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended
	April 30, 2011	May 1, 2010
	(millions)
Pension Plan
Service cost	$26	$24
Interest cost	40	39
Expected return on assets	(62)	(54)
Recognition of net actuarial loss	21	15
Amortization of prior service cost	0	0

	$25	$24

Supplementary Retirement Plan
Service cost	$1	$2
Interest cost	9	9
Recognition of net actuarial loss	2	1
Amortization of prior service cost	0	0

	$12	$12

Postretirement Obligations
Service cost	$0	$0
Interest cost	4	4
Recognition of net actuarial gain	(1)	(1)
Amortization of prior service cost	0	0

	$3	$3

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.	Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 13 weeks ended April 30, 2011 and May 1, 2010:

	April 30, 2011	May 1, 2010
	(millions)
Accumulated other comprehensive loss, at beginning of period	$(730)	$(753)
Unrealized loss on marketable equity securities, net of income tax effect of $1 million and $1 million	(2)	(2)
Reclassification of realized gain on marketable equity securities to net income, net of income tax effect of $4 million	(8)	0
Post employment and postretirement benefit plans:
Recognition of net actuarial (gain) loss, net of income tax effect of $9 million and $6 million	13	9
Prior service cost, net of income tax effect	0	0

Accumulated other comprehensive loss, at end of period	$(727)	$(746)

On February 25, 2011, the Company sold its investment in The Knot, Inc. and unrecognized gains in accumulated other comprehensive income were reclassified and recognized into Selling, General and Administrative expenses in the Consolidated Statements of Income.

7.	Fair Value Measurements

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis:

	April 30, 2011				May 1, 2010
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$65	$0	$65	$0	$81	$30	$51	$0

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

The following table shows the estimated fair values of the Company’s long-term debt:

	April 30, 2011			May 1, 2010
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,081	$6,314	$6,416	$7,209	$7,474	$7,372

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

Condensed Consolidating Balance Sheets as of April 30, 2011, May 1, 2010 and January 29, 2011, the related Condensed Consolidating Statements of Operations for the 13 weeks ended April 30, 2011 and May 1, 2010, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended April 30, 2011 and May 1, 2010 are presented on the following pages.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of April 30, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents	$753	$37	$362	$0	$1,152
Receivables	0	35	255	0	290
Merchandise inventories	0	2,738	2,421	0	5,159
Prepaid expenses and other current assets	0	94	219	0	313
Income taxes	4	0	0	(4)	0

Total Current Assets	757	2,904	3,257	(4)	6,914
Property and Equipment–net	0	4,908	3,728	0	8,636
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	176	452	0	628
Other Assets	4	80	412	0	496
Deferred Income Tax Assets	96	0	0	(96)	0
Intercompany Receivable	2,045	0	2,565	(4,610)	0
Investment in Subsidiaries	2,944	2,696	0	(5,640)	0

Total Assets	$5,846	$14,079	$10,842	$(10,350)	$20,417

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$738	$3	$0	$741
Merchandise accounts payable	0	1,015	1,116	0	2,131
Accounts payable and accrued liabilities	101	891	1,194	0	2,186
Income taxes	0	35	37	(4)	68
Deferred income taxes	0	277	76	0	353

Total Current Liabilities	101	2,956	2,426	(4)	5,479
Long-Term Debt	0	6,315	28	0	6,343
Intercompany Payable	0	4,610	0	(4,610)	0
Deferred Income Taxes	0	520	904	(96)	1,328
Other Liabilities	57	648	874	0	1,579
Shareholders’ Equity (Deficit)	5,688	(970)	6,610	(5,640)	5,688

Total Liabilities and Shareholders’ Equity	$5,846	$14,079	$10,842	$(10,350)	$20,417

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended April 30, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$2,993	$4,940	$(2,044)	$5,889

Cost of sales	0	(1,923)	(3,693)	2,030	(3,586)

Gross margin	0	1,070	1,247	(14)	2,303

Selling, general and administrative expenses	(2)	(1,105)	(880)	14	(1,973)

Operating income (loss)	(2)	(35)	367	0	330

Interest (expense) income, net

External	0	(116)	0	0	(116)

Intercompany	0	(50)	50	0	0

Equity in earnings of subsidiaries	132	92	0	(224)	0

Income (loss) before income taxes	130	(109)	417	(224)	214

Federal, state and local income tax benefit (expense)	1	56	(140)	0	(83)

Net income (loss)	$131	$(53)	$277	$(224)	$131

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended April 30, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$131	$(53)	$277	$(224)	$131
Equity in earnings of subsidiaries	(132)	(92)	0	224	0
Dividends received from subsidiaries	100	0	0	(100)	0
Depreciation and amortization	0	129	139	0	268
(Increase) decrease in working capital	(33)	76	(233)	0	(190)
Other, net	(73)	38	(107)	0	(142)

Net cash provided (used) by operating activities	(7)	98	76	(100)	67

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(16)	(74)	0	(90)
Other, net	0	37	(11)	0	26

Net cash provided (used) by investing activities	0	21	(85)	0	(64)

Cash flows from financing activities:
Debt repaid	0	(335)	0	0	(335)
Dividends paid	(21)	0	(100)	100	(21)
Issuance of common stock, net of common stock acquired	31	0	0	0	31
Intercompany activity, net	(381)	214	167	0	0
Other, net	(43)	(2)	55	0	10

Net cash provided (used) by financing activities	(414)	(123)	122	100	(315)

Net increase (decrease) in cash and cash equivalents	(421)	(4)	113	0	(312)
Cash and cash equivalents at beginning of period	1,174	41	249	0	1,464

Cash and cash equivalents at end of period	$753	$37	$362	$0	$1,152

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of May 1, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$611	$42	$328	$0	$981
Receivables	0	40	233	0	273
Merchandise inventories	0	2,638	2,283	0	4,921
Prepaid expenses and other current assets	0	96	170	0	266
Deferred income tax assets	0	0	33	(33)	0
Income tax receivable	39	0	0	(39)	0

Total Current Assets	650	2,816	3,047	(72)	6,441
Property and Equipment–net	0	5,250	4,044	0	9,294
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	208	460	0	668
Other Assets	4	125	361	0	490
Deferred Income Tax Assets	20	0	0	(20)	0
Intercompany Receivable	1,664	0	2,467	(4,131)	0
Investment in Subsidiaries	2,491	2,811	0	(5,302)	0

Total Assets	$4,829	$14,525	$10,807	$(9,525)	$20,636

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$682	$3	$0	$685
Merchandise accounts payable	0	983	1,027	0	2,010
Accounts payable and accrued liabilities	84	981	1,062	0	2,127
Income taxes	0	17	77	(39)	55
Deferred income taxes	0	258	0	(33)	225

Total Current Liabilities	84	2,921	2,169	(72)	5,102
Long-Term Debt	0	7,480	23	0	7,503
Intercompany Payable	0	4,131	0	(4,131)	0
Deferred Income Taxes	0	435	694	(20)	1,109
Other Liabilities	54	950	1,227	0	2,231
Shareholders’ Equity (Deficit)	4,691	(1,392)	6,694	(5,302)	4,691

Total Liabilities and Shareholders’ Equity	$4,829	$14,525	$10,807	$(9,525)	$20,636

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended May 1, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$2,927	$4,619	$(1,972)	$5,574

Cost of sales	0	(1,861)	(3,474)	1,957	(3,378)

Gross margin	0	1,066	1,145	(15)	2,196

Selling, general and administrative expenses	(2)	(1,074)	(932)	15	(1,993)

Operating income (loss)	(2)	(8)	213	0	203

Interest (expense) income, net

External	0	(163)	1	0	(162)

Intercompany	0	(42)	42	0	0

Equity in losses of subsidiaries	24	17	0	(41)	0

Income (loss) before income taxes	22	(196)	256	(41)	41

Federal, state and local income tax benefit (expense)	1	62	(81)	0	(18)

Net income (loss)	$23	$(134)	$175	$(41)	$23

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 13 Weeks Ended May 1, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$23	$(134)	$175	$(41)	$23
Equity in earnings from subsidiaries	(24)	(17)	0	41	0
Dividends received from subsidiaries	113	0	0	(113)	0
Depreciation and amortization	0	142	145	0	287
(Increase) decrease in working capital	(32)	(242)	170	0	(104)
Other, net	6	(299)	(62)	0	(355)

Net cash provided (used) by operating activities	86	(550)	428	(113)	(149)

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	1	(60)	0	(59)
Other, net	0	0	15	0	15

Net cash provided (used) by investing activities	0	1	(45)	0	(44)

Cash flows from financing activities:
Debt repaid	0	(505)	0	0	(505)
Dividends paid	(21)	0	(113)	113	(21)
Issuance of common stock, net of common stock acquired	13	0	0	0	13
Intercompany activity, net	(753)	1,042	(289)	0	0
Other, net	(32)	(6)	39	0	1

Net cash provided (used) by financing activities	(793)	531	(363)	113	(512)

Net increase (decrease) in cash and cash equivalents	(707)	(18)	20	0	(705)
Cash and cash equivalents at beginning of period	1,318	60	308	0	1,686

Cash and cash equivalents at end of period	$611	$42	$328	$0	$981

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of January 29, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,174	$41	$249	$0	$1,464
Receivables	0	89	303	0	392
Merchandise inventories	0	2,589	2,169	0	4,758
Prepaid expenses and other current assets	0	98	187	0	285
Income taxes	0	0	0	0	0
Deferred income tax assets	0	0	0	0	0

Total Current Assets	1,174	2,817	2,908	0	6,899
Property and Equipment–net	0	5,013	3,800	0	8,813
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	184	453	0	637
Other Assets	4	133	402	0	539
Deferred Income Tax Assets	19	0	0	(19)	0
Intercompany Receivable	1,651	0	2,738	(4,389)	0
Investment in Subsidiaries	2,908	2,598	0	(5,506)	0

Total Assets	$5,756	$14,060	$10,729	$(9,914)	$20,631

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$451	$3	$0	$454
Merchandise accounts payable	0	680	741	0	1,421
Accounts payable and accrued liabilities	144	1,069	1,431	0	2,644
Income taxes	29	18	135	0	182
Deferred income taxes	0	285	79	0	364

Total Current Liabilities	173	2,503	2,389	0	5,065
Long-Term Debt	0	6,942	29	0	6,971
Intercompany Payable	0	4,389	0	(4,389)	0
Deferred Income Taxes	0	400	864	(19)	1,245
Other Liabilities	53	748	1,019	0	1,820
Shareholders’ Equity (Deficit)	5,530	(922)	6,428	(5,506)	5,530

Total Liabilities and Shareholders’ Equity	$5,756	$14,060	$10,729	$(9,914)	$20,631

MACY’S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to “first quarter of 2011” and “first quarter of 2010” are to the Company’s 13-week fiscal periods ended April 30, 2011 and May 1, 2010, respectively.

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

The Company has launched a new Bloomingdale’s Outlet store concept, which initially consisted of four Bloomingdale’s Outlet stores, each with approximately 25,000 square feet, that opened in 2010. Three new Bloomingdale’s Outlet stores will open in 2011 and additional Bloomingdale’s Outlet stores are expected to roll out to selected locations across the country in 2012 and beyond. Bloomingdale’s Outlet stores offer a range of apparel and accessories, including women’s ready-to-wear, men’s, children’s, women’s shoes, fashion accessories, jewelry, handbags and intimate apparel.

Additionally, in February 2010, Bloomingdale’s opened in Dubai, United Arab Emirates under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC, under which the Company is entitled to a license fee in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum amounts.

The Company’s operations are impacted by competitive pressures from department stores, specialty stores, mass merchandisers, Internet websites and all other retail channels. The Company’s operations are also impacted by general consumer spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of weather or natural disasters and other factors over which the Company has little or no control.

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

The effects of economic conditions have been, and may continue to be, experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to different types of merchandise that the Company offers for sale, or in relation to the Company’s Macy’s-branded and Bloomingdale’s-branded operations. All economic conditions, however, ultimately affect the Company’s overall operations. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in 2011 will increase approximately 4.5% from 2010 levels.

MACY’S, INC.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2010 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in “Forward-Looking Statements”) and in the 2010 10-K (particularly in “Risk Factors”).

Results of Operations

Comparison of the 13 Weeks Ended April 30, 2011 and May 1, 2010

Net income for the first quarter of 2011 was $131 million, compared to net income of $23 million in the first quarter of 2010, reflecting the benefits of the key strategies at Macy’s and the continued strong performance at Bloomingdale’s.

Net sales for the first quarter of 2011 totaled $5,889 million, compared to net sales of $5,574 million for the first quarter of 2010, an increase of $315 million or 5.7%. On a comparable store basis, net sales for the first quarter of 2011 were up 5.4% compared to the first quarter of 2010. Sales from the Company’s Internet businesses in the first quarter of 2011 increased 38.3% compared to the first quarter of 2010 and positively affected the Company’s first quarter of 2011 comparable store sales by 1.3%. Geographically, sales in the first quarter of 2011 were strongest in the southern regions. By family of business, sales in the first quarter of 2011 were strongest in jewelry and watches, cosmetics, men’s and home. Sales of the Company’s private label and exclusive brands continued to be strong, particularly the Company’s I-N-C brand. Sales in the first quarter of 2011 were less strong in women’s traditional and casual apparel, women’s suits and intimate apparel. The Company calculates comparable store sales as sales from stores in operation throughout 2010 and 2011 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,586 million or 60.9% of net sales for the first quarter of 2011, compared to $3,378 million or 60.6% of net sales for the first quarter of 2010, an increase of $208 million. The cost of sales rate as a percent to net sales was higher in the first quarter of 2011, as compared to the first quarter of 2010, reflecting the expansion of free shipping on macys.com and in stores. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative (“SG&A”) expenses were $1,973 million or 33.5% of net sales for the first quarter of 2011, compared to $1,993 million or 35.8% of net sales for the first quarter of 2010, a decrease of $20 million. The SG&A rate as a percent to net sales was lower in the first quarter of 2011, as compared to the first quarter of 2010, reflecting increased net sales. SG&A expenses for the first quarter of 2011 benefited from higher income from credit operations, lower stock-based compensation expense, lower depreciation and amortization expense and the gain on the sale of the investment in The Knot, Inc., partially offset by higher selling costs as a result of stronger sales and higher costs in support of the Company’s omnichannel operations.

Net interest expense was $116 million for the first quarter of 2011 compared to $162 million for the first quarter of 2010, a decrease of $46 million. Net interest expense for the first quarter of 2011 benefited from lower levels of borrowings, as a result of the early retirement of outstanding debt during fiscal 2010, compared to net interest expense for first quarter of 2010, which included approximately $27 million of expenses associated with early retirement debt.

The Company’s effective income tax rate of 38.7% for the first quarter of 2011 and 43.8% for the first quarter of 2010 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY’S, INC.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Net cash provided by operating activities in the first quarter of 2011 was $67 million, compared to net cash used by operating activities of $149 million in the first quarter of 2010, reflecting higher net income and a lower pension contribution in the first quarter of 2011. During the first quarter of 2011, the Company made a pension contribution of $225 million, compared to a pension contribution of $325 million in the first quarter of 2010.

Net cash used by investing activities was $64 million for the first quarter of 2011, compared to net cash used by investing activities of $44 million for the first quarter of 2010. Investing activities for the first quarter of 2011 include purchases of property and equipment totaling $61 million and capitalized software of $33 million, compared to purchases of property and equipment totaling $36 million and capitalized software of $24 million for the first quarter of 2010. In March 2011, the Company re-opened one Macy’s store that had been closed in 2010 due to flood damage. The Company intends to open three Bloomingdale’s Outlet stores during the remainder of fiscal 2011. Investing activities for the first quarter of 2011 also include proceeds from the sale of the investment in The Knot, Inc.

Net cash used by financing activities was $315 million for the first quarter of 2011, including the repayment of $335 million of debt and the payment of $21 million of cash dividends, partially offset by the issuance of $33 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $10 million. The debt repaid during the first quarter of 2011 includes $330 million of 6.625% senior notes due April 1, 2011. During the first quarter of 2011, the Company repurchased no shares of its common stock under its share repurchase program.

Net cash used by financing activities was $512 million for the first quarter of 2010, including the repayment of $505 million of debt and the payment of $21 million of cash dividends, partially offset by the issuance of $14 million of common stock, primarily related to the exercise of stock options. The debt repaid during the first quarter of 2010 included the early retirement of $500 million of outstanding debt.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $2,000 million (which may be increased to $2,500 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire August 30, 2012. As of April 30, 2011 and throughout all of the first quarter of 2011, the Company had no borrowings outstanding under this agreement. As of the date of this report, the Company does not expect to borrow under this agreement during fiscal 2011.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 4.50. The Company’s interest coverage ratio for the first quarter of 2011 was 6.11 and its leverage ratio at April 30, 2011 was 2.16, in each case as calculated in accordance with the credit agreement.

The rate of interest payable in respect of $612 million in aggregate principal amount of the Company’s senior notes outstanding at April 30, 2011 decreased by .25 percent per annum to 8.125% effective in May 2011 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding could subsequently increase by up to 1.75 percent per annum or decrease by .25 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

On May 11, 2011, the Company’s board of directors declared a regular quarterly dividend of 10 cents per share on its common stock, payable July 1, 2011, to shareholders of record at the close of business on June 15, 2011. This dividend is an increase of 100% over the previous quarterly dividend rate of 5 cents per share.

MACY’S, INC.

Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. To the extent that the Company’s cash balances from time to time exceed amounts that are needed to fund its immediate liquidity requirements, the Company will consider alternative uses of some or all of such excess cash. Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes, and the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise.

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

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of April 30, 2011, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the Risk Factors described in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the first quarter of 2011:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)
January 30, 2011 – February 26, 2011	15	$22.24	0	852
February 27, 2011 – April 2, 2011	65	23.45	0	852
April 3, 2011 – April 30, 2011	0	0	0	852

Total	80	$23.22	0

(1)    Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of April 30, 2011, $852 million of authorization remained unused. Although the Company has not made any purchases of Common Stock since February 1, 2008, it may resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

•

risks associated with possible system failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach.

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

MACY’S, INC.

Item 6.	Exhibits

3.1	Article Seventh of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 24, 2011).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on From 8-K dated May 24, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101**	The following financial statements from Macy’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, filed on June 6, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MACY’S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY’S, INC.

Dated: June 6, 2011	By:	/s/ Dennis J. Broderick
	Name:	Dennis J. Broderick
	Title:	Executive Vice President, General Counsel and Secretary

	By:	/s/ Joel A. Belsky
	Name:	Joel A. Belsky
	Title:	Executive Vice President and Controller (Principal Accounting Officer)