Form 10-Q
period 2011-07-30
Macy's, Inc.
filed 2011-09-06
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2011
Common Stock, $0.01 par value per share	427,113,455 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

Consolidated Statements of Income

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	$5,939	$5,537	$11,828	$11,111

Cost of sales	(3,457)	(3,214)	(7,043)	(6,592)

Gross margin	2,482	2,323	4,785	4,519

Selling, general and administrative expenses	(1,976)	(1,953)	(3,949)	(3,946)

Operating income	506	370	836	573

Interest expense	(112)	(131)	(229)	(294)

Interest income	1	1	2	2

Income before income taxes	395	240	609	281

Federal, state and local income tax expense	(154)	(93)	(237)	(111)

Net income	$241	$147	$372	$170

Basic earnings per share	$.56	$.35	$.87	$.40

Diluted earnings per share	$.55	$.35	$.86	$.40

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	July 30, 2011	January 29, 2011	July 31, 2010

ASSETS:
Current Assets:
Cash and cash equivalents	$1,495	$1,464	$1,208
Receivables	369	392	355
Merchandise inventories	4,948	4,758	4,633
Prepaid expenses and other current assets	310	285	237

Total Current Assets	7,122	6,899	6,433

Property and Equipment-net of accumulated depreciation and amortization of $6,487, $6,049 and $6,264	8,506	8,813	9,070
Goodwill	3,743	3,743	3,743
Other Intangible Assets - net	618	637	658
Other Assets	519	539	534

Total Assets	$20,508	$20,631	$20,438

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$914	$454	$609
Merchandise accounts payable	1,956	1,421	1,743
Accounts payable and accrued liabilities	2,113	2,644	2,065
Income taxes	119	182	57
Deferred income taxes	336	364	294

Total Current Liabilities	5,438	5,065	4,768
Long-Term Debt	6,162	6,971	7,493
Deferred Income Taxes	1,381	1,245	1,104
Other Liabilities	1,564	1,820	2,234
Shareholders’ Equity	5,963	5,530	4,839

Total Liabilities and Shareholders’ Equity	$20,508	$20,631	$20,438

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Cash flows from operating activities:
Net income	$372	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536	575
Stock-based compensation expense	37	32
Amortization of financing costs and premium on acquired debt	(8)	(12)
Changes in assets and liabilities:
Decrease in receivables	36	4
Increase in merchandise inventories	(190)	(18)
Increase in prepaid expenses and other current assets	(24)	(15)
(Increase) decrease in other assets not separately identified	2	(34)
Increase in merchandise accounts payable	512	403
Decrease in accounts payable and accrued liabilities not separately identified	(497)	(512)
Decrease in current income taxes	(64)	(10)
Increase in deferred income taxes	96	42
Decrease in other liabilities not separately identified	(221)	(337)

Net cash provided by operating activities	587	288

Cash flows from investing activities:
Purchase of property and equipment	(164)	(102)
Capitalized software	(88)	(64)
Disposition of property and equipment	6	41
Proceeds from insurance claims	6	0
Other, net	18	1

Net cash used by investing activities	(222)	(124)

Cash flows from financing activities:
Debt repaid	(337)	(584)
Financing costs	(8)	0
Dividends paid	(64)	(42)
Decrease in outstanding checks	(6)	(30)
Acquisition of treasury stock	(2)	(1)
Issuance of common stock	83	15

Net cash used by financing activities	(334)	(642)

Net increase (decrease) in cash and cash equivalents	31	(478)
Cash and cash equivalents at beginning of period	1,464	1,686

Cash and cash equivalents at end of period	$1,495	$1,208

Supplemental cash flow information:
Interest paid	$245	$317
Interest received	2	2
Income taxes paid (net of refunds received)	211	103

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

The Consolidated Financial Statements for the 13 and 26 weeks ended July 30, 2011 and July 31, 2010, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 30, 2011 and July 31, 2010 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, which provides amendments and requires new disclosures relating to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” and also conforming amendments to guidance relating to ASC Topic 715, “Compensation - Retirement Benefits.” The Company adopted this guidance on January 31, 2010, except for the disclosure requirement regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which the Company adopted on January 30, 2011. This guidance is limited to the form and content of disclosures, and the full adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2010, the FASB issued Accounting Standard Update No. 2010-28, which amends ASC Topic 350, “Intangibles - Goodwill and Other,” relating to the goodwill impairment test of a reporting unit with zero or negative carrying amounts. The Company adopted this guidance as of January 30, 2011, and the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In May 2011, the FASB issued Accounting Standard Update No. 2011-04, which amends ASC Topic 820, “Fair Value Measurements and Disclosures,” to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. Certain amendments clarify the intent about the application of existing fair value measurement requirements, while certain other amendments change a principle or requirement for fair value measurement or disclosure. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, which amends ASC Topic 220, “Comprehensive Income,” to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders’ equity. The updated guidance requires that all nonowner changes in shareholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The guidance is limited to the form and content of the financial statements and disclosures, and the Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

3.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	July 30, 2011			July 31, 2010
	Income		Shares	Income		Shares
	(millions, except per share figures)
Net income and average number of shares outstanding	$241		426.5	$147		421.8
Shares to be issued under deferred compensation plans			1.0			1.2

	$241		427.5	$147		423.0

Basic earnings per share		$.56			$.35

Effect of dilutive securities–stock options, restricted stock and restricted stock units			7.1			3.5

	$241		434.6	$147		426.5
Diluted earnings per share		$.55			$.35

	26 Weeks Ended
	July 30, 2011			July 31, 2010
	Income		Shares	Income		Shares
	(millions, except per share figures)
Net income and average number of shares outstanding	$372		425.3	$170		421.6
Shares to be issued under deferred compensation plans			1.0			1.2

	$372		426.3	$170		422.8

Basic earnings per share		$.87			$.40

Effect of dilutive securities–stock options, restricted stock and restricted stock units			6.0			3.5

	$372		432.3	$170		426.3
Diluted earnings per share		$.86			$.40

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 13.8 million shares of common stock were outstanding at July 30, 2011, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended July 30, 2011 because their inclusion would have been antidilutive.

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 31.8 million shares of common stock, 148,000 shares of restricted stock and restricted stock units relating to 827,000 shares of common stock were outstanding at July 31, 2010, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended July 31, 2010 because their inclusion would have been antidilutive.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Financing Activities

During the 26 weeks ended July 30, 2011, the Company repaid $330 million of indebtedness at maturity.

The rate of interest payable in respect of $612 million in aggregate principal amount of the Company’s senior notes outstanding at July 30, 2011 decreased by .25 percent per annum to 8.125% effective in May 2011 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding could subsequently increase by up to 1.75 percent per annum or decrease by .25 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

During the 26 weeks ended July 31, 2010, the Company repaid $76 million of indebtedness at maturity and consistent with its strategy to reduce indebtedness, the Company used approximately $526 million of cash to repurchase approximately $500 million of indebtedness prior to maturity. In connection with these repurchases, the Company recognized additional interest expense of approximately $27 million due to the expenses associated with the early retirement of this debt.

The following table shows the detail of debt repayments:

	26 Weeks Ended
	July 30, 2011	July 31, 2010
	(millions)
8.5% Senior notes due 2010	$0	$76
6.625% Senior notes due 2011	330	57
7.45% Senior debentures due 2011	0	9
5.35% Senior notes due 2012	0	425
8.0% Senior debentures due 2012	0	9
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	4	5

	$337	$584

The Company entered into a credit agreement with certain financial institutions on June 20, 2011 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire June 20, 2015 and replaces a $2,000 million facility which was set to expire August 30, 2012. As of and during the 26 weeks ended July 30, 2011, the Company had no borrowings outstanding under its credit agreements. As of the date of this report, the Company does not expect to borrow under its credit agreement during fiscal 2011.

Subsequent to the end of the second quarter of 2011, the Company resumed purchasing shares of its common stock pursuant to existing stock purchase authorizations and, through September 5, 2011, had repurchased 1,361,000 shares at an approximate cost of $35 million. After giving effect to these purchases, approximately $817 million of authorization remained unused. The Company may continue, discontinue and resume purchases of shares of its common stock at any time and from time to time depending on actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors.

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

During the 26 weeks ended July 30, 2011 and July 31, 2010, the Company made funding contributions to the Pension Plan of $225 million and $325 million, respectively.

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

In March 2010, President Obama signed into law the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Acts”). The 2010 Acts contain additional provisions which impact the accounting for postretirement obligations. Based on the analysis to date, the impact of provisions in the 2010 Acts on the Company’s postretirement obligations is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company continues to evaluate the impact of the 2010 Acts on the active and retiree benefit plans offered by the Company.

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(millions)
Pension Plan
Service cost	$25	$26	$51	$50
Interest cost	40	40	80	79
Expected return on assets	(62)	(55)	(124)	(109)
Recognition of net actuarial loss	23	15	44	30
Amortization of prior service cost	0	0	0	0

	$26	$26	$51	$50

Supplementary Retirement Plan
Service cost	$2	$1	$3	$3
Interest cost	9	9	18	18
Recognition of net actuarial loss	2	1	4	2
Amortization of prior service cost	(1)	(1)	(1)	(1)

	$12	$10	$24	$22

Postretirement Obligations
Service cost	$0	$0	$0	$0
Interest cost	3	3	7	7
Recognition of net actuarial gain	(2)	(1)	(3)	(2)
Amortization of prior service cost	0	0	0	0

	$1	$2	$4	$5

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.	Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 26 weeks ended July 30, 2011 and July 31, 2010:

	July 30, 2011	July 31, 2010
	(millions)
Accumulated other comprehensive loss, at beginning of period	$(730)	$(753)
Unrealized loss on marketable securities, net of income tax effect of $1 million and $1 million	(2)	(2)
Reclassification of realized gain on marketable securities to net income, net of income tax effect of $4 million	(8)	0
Post employment and postretirement benefit plans:
Recognition of net actuarial (gain) loss, net of income tax effect of $17 million and $12 million	28	18
Prior service cost, net of income tax effect of less than $1 million and less than $1 million	(1)	(1)

Accumulated other comprehensive loss, at end of period	$(713)	$(738)

On February 25, 2011, the Company sold its investment in The Knot, Inc. and unrecognized gains in accumulated other comprehensive income were reclassified and recognized into Selling, General and Administrative expenses in the Consolidated Statements of Income.

7.	Fair Value Measurements

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis:

	July 30, 2011				July 31, 2010
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$73	$0	$73	$0	$95	$30	$65	$0

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

The following table shows the estimated fair values of the Company’s long-term debt:

	July 30, 2011			July 31, 2010
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$5,907	$6,134	$6,557	$7,207	$7,464	$7,324

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

During the second quarter of fiscal 2011, the Company completed its annual impairment test of goodwill and indefinite lived intangible assets. The goodwill impairment testing process includes estimating the fair value of the applicable reporting unit based on its estimated discounted cash flows and comparing the estimated fair value of the applicable reporting unit to its carrying value. The goodwill impairment testing process involves the use of unobservable inputs (level 3) and significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit’s discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and selling, general and administrative rates, capital expenditures, cash flows and the selection of an appropriate discount rate. Projected sales, gross margin and selling, general and administrative expense rate assumptions and estimated capital expenditures are based on the Company’s business plan or other long term forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations.

Based on the results of the annual impairment test of goodwill and indefinite lived intangible assets, the Company determined that goodwill and indefinite lived intangible assets were not impaired as of May 28, 2011 and the estimated fair value of the Macy’s retail operating division substantially exceeded its carrying value.

The use of different assumptions, estimates or judgments in the goodwill impairment testing process, including with respect to the estimated future long term cash flows of the Company’s reporting units, the discount rate used to discount such estimated cash flows to their net present value, and the reasonableness of the resultant implied control premium relative to the Company’s market capitalization, could materially increase or decrease the estimated fair value of a reporting unit and, accordingly, could impact the results of the annual impairment test.

8.	Condensed Consolidating Financial Information

Certain debt obligations of the Company, which constitute debt obligations of Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”), a wholly-owned subsidiary of Macy’s, Inc. (“Parent”), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, Leadville Insurance Company and Snowdin Insurance Company, Macy’s Merchandising Group, Inc. and its subsidiary Macy’s Merchandising Group International, LLC. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”

Condensed Consolidating Balance Sheets as of July 30, 2011, July 31, 2010 and January 29, 2011, the related Condensed Consolidating Statements of Operations for the 13 and 26 weeks ended July 30, 2011 and July 31, 2010, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended July 30, 2011 and July 31, 2010 are presented on the following pages.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of July 30, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS:
Current Assets:
Cash and cash equivalents	$1,182	$34	$279	$0	$1,495
Receivables	0	59	310	0	369
Merchandise inventories	0	2,609	2,339	0	4,948
Prepaid expenses and other current assets	0	101	209	0	310
Income taxes	4	0	0	(4)	0

Total Current Assets	1,186	2,803	3,137	(4)	7,122
Property and Equipment–net	0	4,853	3,653	0	8,506
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	168	450	0	618
Other Assets	4	84	431	0	519
Deferred Income Tax Assets	13	0	0	(13)	0
Intercompany Receivable	1,829	0	2,734	(4,563)	0
Investment in Subsidiaries	3,078	2,764	0	(5,842)	0

Total Assets	$6,110	$13,987	$10,833	$(10,422)	$20,508

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$911	$3	$0	$914
Merchandise accounts payable	0	948	1,008	0	1,956
Accounts payable and accrued liabilities	113	866	1,134	0	2,113
Income taxes	0	52	71	(4)	119
Deferred income taxes	0	274	62	0	336

Total Current Liabilities	113	3,051	2,278	(4)	5,438
Long-Term Debt	0	6,135	27	0	6,162
Intercompany Payable	0	4,563	0	(4,563)	0
Deferred Income Taxes	0	452	942	(13)	1,381
Other Liabilities	34	648	882	0	1,564
Shareholders’ Equity (Deficit)	5,963	(862)	6,704	(5,842)	5,963

Total Liabilities and Shareholders’ Equity	$6,110	$13,987	$10,833	$(10,422)	$20,508

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended July 30, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$0	$3,033	$4,515	$(1,609)	$5,939

Cost of sales	0	(1,792)	(3,261)	1,596	(3,457)

Gross margin	0	1,241	1,254	(13)	2,482

Selling, general and administrative expenses	(2)	(1,024)	(963)	13	(1,976)

Operating income (loss)	(2)	217	291	0	506

Interest (expense) income, net

External	1	(112)	0	0	(111)

Intercompany	0	(47)	47	0	0

Equity in earnings of subsidiaries	242	62	0	(304)	0

Income before income taxes	241	120	338	(304)	395

Federal, state and local income tax expense	0	(25)	(129)	0	(154)

Net income	$241	$95	$209	$(304)	$241

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended July 30, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$6,026	$9,455	$(3,653)	$11,828

Cost of sales	0	(3,715)	(6,954)	3,626	(7,043)

Gross margin	0	2,311	2,501	(27)	4,785

Selling, general and administrative expenses	(4)	(2,129)	(1,843)	27	(3,949)

Operating income (loss)	(4)	182	658	0	836

Interest (expense) income, net

External	1	(228)	0	0	(227)

Intercompany	0	(97)	97	0	0

Equity in earnings of subsidiaries	374	154	0	(528)	0

Income before income taxes	371	11	755	(528)	609

Federal, state and local income tax benefit (expense)	1	31	(269)	0	(237)

Net income	$372	$42	$486	$(528)	$372

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended July 30, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$372	$42	$486	$(528)	$372
Equity in earnings of subsidiaries	(374)	(154)	0	528	0
Dividends received from subsidiaries	222	0	0	(222)	0
Depreciation and amortization	0	257	279	0	536
(Increase) decrease in working capital	(32)	92	(287)	0	(227)
Other, net	(13)	(7)	(74)	0	(94)

Net cash provided by operating activities	175	230	404	(222)	587

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(81)	(159)	0	(240)
Other, net	0	38	(20)	0	18

Net cash used by investing activities	0	(43)	(179)	0	(222)

Cash flows from financing activities:
Debt repaid	0	(336)	(1)	0	(337)
Dividends paid	(64)	0	(222)	222	(64)
Issuance of common stock, net of common stock acquired	81	0	0	0	81
Intercompany activity, net	(153)	149	4	0	0
Other, net	(31)	(7)	24	0	(14)

Net cash used by financing activities	(167)	(194)	(195)	222	(334)

Net increase (decrease) in cash and cash equivalents	8	(7)	30	0	31
Cash and cash equivalents at beginning of period	1,174	41	249	0	1,464

Cash and cash equivalents at end of period	$1,182	$34	$279	$0	$1,495

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of July 31, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$899	$37	$272	$0	$1,208
Receivables	0	57	298	0	355
Merchandise inventories	0	2,462	2,171	0	4,633
Prepaid expenses and other current assets	0	95	142	0	237
Income taxes	26	0	0	(26)	0

Total Current Assets	925	2,651	2,883	(26)	6,433
Property and Equipment–net	0	5,143	3,927	0	9,070
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	200	458	0	658
Other Assets	4	120	410	0	534
Deferred Income Tax Assets	29	0	0	(29)	0
Intercompany Receivable	1,448	0	2,816	(4,264)	0
Investment in Subsidiaries	2,565	2,882	0	(5,447)	0

Total Assets	$4,971	$14,311	$10,922	$(9,766)	$20,438

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$606	$3	$0	$609
Merchandise accounts payable	0	859	884	0	1,743
Accounts payable and accrued liabilities	78	902	1,085	0	2,065
Income taxes	0	11	72	(26)	57
Deferred income taxes	0	277	17	0	294

Total Current Liabilities	78	2,655	2,061	(26)	4,768
Long-Term Debt	0	7,470	23	0	7,493
Intercompany Payable	0	4,264	0	(4,264)	0
Deferred Income Taxes	0	324	809	(29)	1,104
Other Liabilities	54	944	1,236	0	2,234
Shareholders’ Equity (Deficit)	4,839	(1,346)	6,793	(5,447)	4,839

Total Liabilities and Shareholders’ Equity	$4,971	$14,311	$10,922	$(9,766)	$20,438

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended July 31, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$5,836	$8,779	$(3,504)	$11,111

Cost of sales	0	(3,568)	(6,500)	3,476	(6,592)

Gross margin	0	2,268	2,279	(28)	4,519

Selling, general and administrative expenses	(4)	(2,148)	(1,822)	28	(3,946)

Operating income (loss)	(4)	120	457	0	573

Interest (expense) income, net

External	1	(294)	1	0	(292)

Intercompany	(1)	(84)	85	0	0

Equity in earnings of subsidiaries	173	85	0	(258)	0

Income (loss) before income taxes	169	(173)	543	(258)	281

Federal, state and local income tax benefit (expense)	1	76	(188)	0	(111)

Net income (loss)	$170	$(97)	$355	$(258)	$170

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended July 31, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$170	$(97)	$355	$(258)	$170
Equity in earnings from subsidiaries	(173)	(85)	0	258	0
Dividends received from subsidiaries	198	0	0	(198)	0
Depreciation and amortization	0	285	290	0	575
(Increase) decrease in working capital	(18)	(278)	148	0	(148)
Other, net	(4)	(395)	90	0	(309)

Net cash provided (used) by operating activities	173	(570)	883	(198)	288

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(33)	(92)	0	(125)
Other, net	0	0	1	0	1

Net cash used by investing activities	0	(33)	(91)	0	(124)

Cash flows from financing activities:
Debt repaid	0	(583)	(1)	0	(584)
Dividends paid	(42)	0	(198)	198	(42)
Issuance of common stock, net of common stock acquired	14	0	0	0	14
Intercompany activity, net	(526)	1,176	(650)	0	0
Other, net	(38)	(13)	21	0	(30)

Net cash provided (used) by financing activities	(592)	580	(828)	198	(642)

Net decrease in cash and cash equivalents	(419)	(23)	(36)	0	(478)
Cash and cash equivalents at beginning of period	1,318	60	308	0	1,686

Cash and cash equivalents at end of period	$899	$37	$272	$0	$1,208

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

For purposes of the following discussion, all references to “second quarter of 2011” and “second quarter of 2010” are to the Company’s 13-week fiscal periods ended July 30, 2011 and July 31, 2010, respectively, and all references to “2011” and “2010” are to the Company’s 26-week fiscal periods ended July 30, 2011 and July 31, 2010, respectively.

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

The Company is focused on three key strategies for continued growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy’s localization initiative; (ii) embracing customer centricity, including engaging customers on the selling floor through the MAGIC selling program; and (iii) driving the omnichannel business.

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

The Company has launched a new Bloomingdale’s Outlet store concept, which initially consisted of four Bloomingdale’s Outlet stores, each with approximately 25,000 square feet that opened in 2010. Three new Bloomingdale’s Outlet stores will open before the end of fiscal year 2011 and additional Bloomingdale’s Outlet stores are expected to roll out to selected locations across the country in 2012 and beyond. Bloomingdale’s Outlet stores offer a range of apparel and accessories, including women’s ready-to-wear, men’s, children’s, women’s shoes, fashion accessories, jewelry, handbags and intimate apparel.

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

Throughout 2008 and into 2009, consumer spending levels were adversely affected by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit. These conditions adversely affected, and to varying degrees continue to adversely affect, the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company. The Company experienced significantly higher sales growth and steady gross margin and cash flow in fiscal 2010 and the first half of 2011, and therefore is optimistic about the improvement in current and future economic conditions.

The effects of economic conditions have been, and may continue to be, experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to different types of merchandise that the Company offers for sale, or in relation to the Company’s Macy’s-branded and Bloomingdale’s-branded operations. All economic conditions, however, ultimately affect the Company’s overall operations. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in fiscal 2011 will increase in the range of 4.8% to 5.1% from fiscal 2010 levels.

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

Results of Operations

Comparison of the 13 Weeks Ended July 30, 2011 and July 31, 2010

Net income for the second quarter of 2011 was $241 million, compared to net income of $147 million in the second quarter of 2010, reflecting the benefits of the key strategies at Macy’s and higher income from credit operations.

Net sales for the second quarter of 2011 totaled $5,939 million, compared to net sales of $5,537 million for the second quarter of 2010, an increase of $402 million or 7.3%. On a comparable store basis, net sales for the second quarter of 2011 were up 6.4% compared to the second quarter of 2010. Sales from the Company’s Internet businesses in the second quarter of 2011 increased 40.2% compared to the second quarter of 2010 and positively affected the Company’s second quarter of 2011 comparable store sales by 1.2%. Geographically, sales in the second quarter of 2011 were strongest in the southern regions and major markets including New York City, San Francisco, Miami, Las Vegas, Orlando, Hawaii and Chicago. By family of business, sales in the second quarter of 2011 were strongest in jewelry and watches, fashion accessories, including handbags and hosiery, cosmetics, fragrances, men’s and home. Sales of the Company’s private label and exclusive brands continued to be strong, particularly the Company’s I-N-C brand. Sales in the second quarter of 2011 were less strong in women’s traditional casual apparel and intimate apparel. The Company calculates comparable store sales as sales from stores in operation throughout 2010 and 2011 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,457 million or 58.2% of net sales for the second quarter of 2011, compared to $3,214 million or 58.1% of net sales for the second quarter of 2010, an increase of $243 million. The cost of sales rate as a percent to net sales was higher in the second quarter of 2011, as compared to the second quarter of 2010, reflecting the expansion of free shipping on macys.com and in stores since the fourth quarter of 2010. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative (“SG&A”) expenses were $1,976 million or 33.3% of net sales for the second quarter of 2011, compared to $1,953 million or 35.2% of net sales for the second quarter of 2010, an increase of $23 million. The SG&A rate as a percent to net sales was 190 basis points lower in the second quarter of 2011, as compared to the second quarter of 2010, reflecting increased net sales. SG&A expenses for the second quarter of 2011 benefited from higher income from credit operations and lower depreciation and amortization expense, offset by higher stock-based compensation expense, higher selling costs as a result of stronger sales and higher costs in support of the Company’s omnichannel operations.

Net interest expense was $111 million for the second quarter of 2011 compared to $130 million for the second quarter of 2010, a decrease of $19 million. Net interest expense for the second quarter of 2011 benefited from lower levels of borrowings as compared to the second quarter of 2010, resulting from both the early retirement of outstanding debt during fiscal 2010 and the repayment of debt at maturity.

The Company’s effective income tax rate of 39.0% for the second quarter of 2011 and 38.8% for the second quarter of 2010 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY’S, INC.

Comparison of the 26 Weeks Ended July 30, 2011 and July 31, 2010

Net income for 2011 was $372 million, compared to $170 million for 2010, reflecting the benefits of the key strategies at Macy’s and higher income from credit operations.

Net sales for 2011 totaled $11,828 million, compared to net sales of $11,111 million for 2010, an increase of $717 million or 6.5%. On a comparable store basis, net sales for 2011 were up 5.9% compared to 2010. Sales from the Company’s Internet businesses in 2011 increased 39.2% compared to 2010 and positively affected the Company’s 2011 comparable store sales by 1.3%. Geographically, sales in 2011 were strongest in the southern regions. By family of business, sales in 2011 were strongest in jewelry and watches, cosmetics, men’s and home. Sales of the Company’s private label and exclusive brands continued to be strong, particularly the Company’s I-N-C brand. Sales in 2011 were less strong in women’s traditional apparel. The Company calculates comparable store sales as sales from stores in operation throughout 2010 and 2011 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $7,043 million or 59.5% of net sales for 2011, compared to $6,592 million or 59.3% of net sales for 2010, an increase of $451 million. The cost of sales rate as a percent to net sales was higher in 2011, as compared to 2010, reflecting the expansion of free shipping on macys.com and in stores since the fourth quarter of 2010. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $3,949 million or 33.4% of net sales for 2011, compared to $3,946 million or 35.5% of net sales for 2010, an increase of $3 million. The SG&A rate as a percent to net sales was 210 basis points lower in 2011, as compared to 2010, reflecting increased net sales. SG&A expenses for 2011 benefited from higher income from credit operations, lower depreciation and amortization expense and the gain on the sale of the investment in The Knot, Inc., offset by higher stock-based compensation expense, higher selling costs as a result of stronger sales and higher costs in support of the Company’s omnichannel operations.

Net interest expense was $227 million for 2011 compared to $292 million for 2010, a decrease of $65 million. Net interest expense for 2011 benefited from lower levels of borrowings as compared to 2010, resulting from both the early retirement of outstanding debt during fiscal 2010 and the repayment of debt at maturity. Interest expense for 2010 also included approximately $27 million of expenses associated with early retirement of debt.

The Company’s effective income tax rate of 38.9% for 2011 and 39.5% for 2010 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Net cash provided by operating activities in 2011 was $587 million, compared to net cash provided by operating activities of $288 million in 2010, reflecting higher net income and a lower pension contribution in 2011. During 2011, the Company made a pension contribution of $225 million, compared to a pension contribution of $325 million in 2010.

Net cash used by investing activities was $222 million for 2011, compared to net cash used by investing activities of $124 million for 2010. Investing activities for 2011 include purchases of property and equipment totaling $164 million and capitalized software of $88 million, compared to purchases of property and equipment totaling $102 million and capitalized software of $64 million for 2010. In March 2011, the Company re-opened one Macy’s store that had been closed in 2010 due to flood damage. The Company intends to open three Bloomingdale’s Outlet stores during the remainder of fiscal 2011. Investing activities for 2011 also include proceeds from the sale of the investment in The Knot, Inc.

Net cash used by financing activities was $334 million for 2011, including the repayment of $337 million of debt, the payment of $64 million of cash dividends, $8 million of financing costs associated with the new credit agreement and a decrease in outstanding checks of $6 million, partially offset by the issuance of $83 million of common stock, primarily related to the exercise of stock options. The debt repaid during 2011 includes $330 million of 6.625% senior notes due April 1, 2011. During 2011, the Company repurchased no shares of its common stock under its share repurchase program.

Net cash used by financing activities was $642 million for 2010, including the repayment of $584 million of debt, the payment of $42 million of cash dividends and a decrease in outstanding checks of $30 million, partially offset by the issuance of $15 million of common stock, primarily related to the exercise of stock options. The debt repaid during 2010 included the early retirement of $500 million of outstanding debt. During 2010, the Company repurchased no shares of its common stock under its share repurchase program.

MACY’S, INC.

The Company entered into a credit agreement with certain financial institutions on June 20, 2011 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire June 20, 2015 and replaces a $2,000 million facility which was set to expire August 30, 2012. As of July 30, 2011 and throughout all of 2011, the Company had no borrowings outstanding under its credit agreements. As of the date of this report, the Company does not expect to borrow under its credit agreement during fiscal 2011.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company’s interest coverage ratio for the second quarter of 2011 was 6.59 and its leverage ratio at July 30, 2011 was 2.08, in each case as calculated in accordance with the credit agreement.

The rate of interest payable in respect of $612 million in aggregate principal amount of the Company’s senior notes outstanding at July 30, 2011 decreased by .25 percent per annum to 8.125% effective in May 2011 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes outstanding could increase by up to 1.75 percent per annum or decrease by .25 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

Subsequent to the end of the second quarter of 2011, the Company resumed purchasing shares of its common stock pursuant to existing stock purchase authorizations and, through September 5, 2011, had repurchased 1,361,000 shares at an approximate cost of $35 million. After giving effect to these purchases, approximately $817 million of authorization remained unused. The Company may continue, discontinue and resume purchases of shares of its common stock at any time and from time to time depending on actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors.

On August 26, 2011, the Company’s board of directors declared a regular quarterly dividend of 10 cents per share on its common stock, payable October 3, 2011, to shareholders of record at the close of business on September 15, 2011.

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

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of July 30, 2011, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

MACY’S, INC.

Item 1.	Legal Proceedings.

On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy’s, Inc. 401(k) Retirement Investment Plan (formerly known as the Macy’s, Inc. Profit Sharing 401(k) Investment Plan) (the “401(k) Plan”), filed a lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the “May Plan”) between February 27, 2005 and the present. The lawsuit has been conditionally certified as a class action. The complaint alleges that the Company, as well as members of the Company’s board of directors and certain members of senior management, breached various fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”) to participants in the 401(k) Plan and the May Plan, by making false and misleading statements regarding the Company’s business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company’s stock price and “imprudent investment” by the 401(k) Plan and the May Plan in Macy’s stock. The plaintiff seeks an unspecified amount of compensatory damages and costs. The Company believes the lawsuit is without merit and intends to contest it vigorously.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the second quarter of 2011:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)
May 1, 2011 – May 28, 2011	0	0	0	852
May 29, 2011 – July 2, 2011	0	0	0	852
July 3, 2011 – July 30, 2011	0	0	0	852

Total	0	0	0

(1)    Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. The Company did not make any purchases of Common Stock between February 1, 2008 and July 30, 2011. Subsequent to the end of the second quarter of 2011, the Company resumed purchasing shares of its common stock and, through September 5, 2011, had repurchased 1,361,000 shares of Common Stock for approximately $35 million (an average price per share of $25.74), after which $817 million of authorization remained unused. The Company may continue, discontinue and resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

MACY’S, INC.

Item 6.	Exhibits

10.01	Credit Agreement (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K dated June 20, 2011).

10.02	Guarantee Agreement (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K dated June 20, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101**	The following financial statements from Macy’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, filed on September 6, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MACY’S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY’S, INC.

Dated: September 6, 2011	By:	/s/ Dennis J. Broderick
	Name:	Dennis J. Broderick
	Title:	Executive Vice President, General Counsel and Secretary

	By:	/s/ Joel A. Belsky
	Name:	Joel A. Belsky
	Title:	Executive Vice President and Controller (Principal Accounting Officer)