Form 10-Q
period 2011-10-29
Macy's, Inc.
filed 2011-12-05
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 25, 2011
Common Stock, $0.01 par value per share	419,823,191 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

Consolidated Statements of Income

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$5,853	$5,623	$17,681	$16,734

Cost of sales	(3,544)	(3,377)	(10,587)	(9,969)

Gross margin	2,309	2,246	7,094	6,765

Selling, general and administrative expenses	(2,018)	(2,069)	(5,967)	(6,015)

Operating income	291	177	1,127	750

Interest expense	(109)	(166)	(338)	(460)

Interest income	1	2	3	4

Income before income taxes	183	13	792	294

Federal, state and local income tax expense	(44)	(3)	(281)	(114)

Net income	$139	$10	$511	$180

Basic earnings per share	$.33	$.02	$1.20	$.43

Diluted earnings per share	$.32	$.02	$1.18	$.42

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Balance Sheets

(Unaudited)

(millions)

	October 29, 2011	January 29, 2011	October 30, 2010

ASSETS:
Current Assets:
Cash and cash equivalents	$1,097	$1,464	$715
Receivables	379	392	303
Merchandise inventories	7,158	4,758	6,530
Prepaid expenses and other current assets	317	285	289

Total Current Assets	8,951	6,899	7,837

Property and Equipment-net of accumulated depreciation and amortization of $6,720, $6,049 and $6,509	8,423	8,813	8,915
Goodwill	3,743	3,743	3,743
Other Intangible Assets - net	608	637	647
Other Assets	538	539	540

Total Assets	$22,263	$20,631	$21,682

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$805	$454	$605
Merchandise accounts payable	3,576	1,421	3,165
Accounts payable and accrued liabilities	2,483	2,644	2,378
Income taxes	66	182	8
Deferred income taxes	344	364	334

Total Current Liabilities	7,274	5,065	6,490
Long-Term Debt	6,151	6,971	6,982
Deferred Income Taxes	1,446	1,245	1,129
Other Liabilities	1,540	1,820	2,238
Shareholders’ Equity	5,852	5,530	4,843

Total Liabilities and Shareholders’ Equity	$22,263	$20,631	$21,682

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

MACY’S, INC.

Consolidated Statements of Cash Flows

(Unaudited)

(millions)

	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Cash flows from operating activities:
Net income	$511	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	818	865
Stock-based compensation expense	54	55
Amortization of financing costs and premium on acquired debt	(12)	(21)
Changes in assets and liabilities:
Decrease in receivables	28	47
Increase in merchandise inventories	(2,400)	(1,915)
Increase in prepaid expenses and other current assets	(32)	(13)
(Increase) decrease in other assets not separately identified	40	(34)
Increase in merchandise accounts payable	2,023	1,719
Decrease in accounts payable and accrued liabilities not separately identified	(220)	(245)
Decrease in current income taxes	(117)	(60)
Increase in deferred income taxes	162	100
Decrease in other liabilities not separately identified	(228)	(332)

Net cash provided by operating activities	627	346

Cash flows from investing activities:
Purchase of property and equipment	(359)	(203)
Capitalized software	(141)	(105)
Disposition of property and equipment	22	66
Proceeds from insurance claims	6	6
Other, net	0	(49)

Net cash used by investing activities	(472)	(285)

Cash flows from financing activities:
Debt repaid	(451)	(1,090)
Financing costs	(8)	0
Dividends paid	(106)	(63)
Increase in outstanding checks	140	92
Acquisition of treasury stock	(210)	(1)
Issuance of common stock	113	30

Net cash used by financing activities	(522)	(1,032)

Net decrease in cash and cash equivalents	(367)	(971)
Cash and cash equivalents at beginning of period	1,464	1,686

Cash and cash equivalents at end of period	$1,097	$715

Supplemental cash flow information:
Interest paid	$333	$474
Interest received	4	4
Income taxes paid (net of refunds received)	272	106

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

The Consolidated Financial Statements for the 13 and 39 weeks ended October 29, 2011 and October 30, 2010, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 29, 2011 and October 30, 2010 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Among other investments, cash and cash equivalents include U.S. Treasury securities of $150 million at October 29, 2011 and amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $134 million at October 29, 2011, $104 million at January 29, 2011 and $117 million at October 30, 2010.

The Company records income from credit operations as a reduction of Selling, General and Administrative expenses. Income from credit operations was $185 million and $414 million in the 13 and 39 weeks ended October 29, 2011, respectively, an increase over the $77 million and $224 million earned in the 13 and 39 weeks ended October 30, 2010, respectively, which resulted primarily from improvement in actual and expected collection rates.

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In December 2010, the FASB issued Accounting Standard Update No. 2010-28, which amends ASC Topic 350, “Intangibles - Goodwill and Other,” relating to the goodwill impairment test of a reporting unit with zero or negative carrying amounts. The Company adopted this guidance as of January 30, 2011, and the adoption did not have and is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, which amends ASC Topic 350, “Intangibles - Goodwill and Other.” The guidance amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying amount and whether it is necessary to perform the current two-step goodwill impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, which amends ASC Topic 715, “Compensation - Retirement Benefits.” This guidance requires additional quantitative and qualitative disclosures for employers who participate in multiemployer pension plans. This guidance is effective for annual periods ending after December 15, 2011. This guidance is limited to the form and content of disclosures, and the Company does not anticipate that the adoption of this guidance will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table shows for the 39 weeks ended October 30, 2010, the beginning and ending balance of, and the activity associated with, the severance accrual established in connection with the division consolidation and localization initiatives:

	January 30, 2010	Payments	October 30, 2010
	(millions)
Severance costs	$69	$(69)	$0

3.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	October 29, 2011			October 30, 2010
	Income		Shares	Income		Shares
	(millions, except per share figures)
Net income and average number of shares outstanding	$139		424.3	$10		422.4
Shares to be issued under deferred compensation plans			1.0			1.1

	$139		425.3	$10		423.5
Basic earnings per share		$.33			$.02

Effect of dilutive securities – stock options, restricted stock and restricted stock units			6.5			4.1

	$139		431.8	$10		427.6
Diluted earnings per share		$.32			$.02

	39 Weeks Ended
	October 29, 2011			October 30, 2010
	Income		Shares	Income		Shares
	(millions, except per share figures)
Net income and average number of shares outstanding	$511		425.0	$180		421.9
Shares to be issued under deferred compensation plans			1.0			1.1

	$511		426.0	$180		423.0
Basic earnings per share		$1.20			$.43

Effect of dilutive securities – stock options, restricted stock and restricted stock units			6.2			3.7

	$511		432.2	$180		426.7
Diluted earnings per share		$1.18			$.42

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 17.5 million shares of common stock were outstanding at October 29, 2011, but were not included in the computation of diluted earnings per share for the 13 or 39 weeks ended October 29, 2011 because their inclusion would have been antidilutive.

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 25.4 million shares of common stock and restricted stock units relating to 827,000 shares of common stock were outstanding at October 30, 2010, but were not included in the computation of diluted earnings per share for the 13 or 39 weeks ended October 30, 2010 because their inclusion would have been antidilutive.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

4.	Financing Activities

During the 39 weeks ended October 29, 2011, the Company repaid $439 million of indebtedness at maturity.

As a result of an upgrade of the notes by specified rating agencies, the rate of interest payable in respect of $612 million in aggregate principal amount of the Company’s senior notes outstanding at October 29, 2011 decreased by .25 percent per annum to 8.125% effective in May 2011. The rate of interest payable in respect of these senior notes outstanding could subsequently increase by up to 1.75 percent per annum or decrease by .25 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

During the 39 weeks ended October 30, 2010, the Company repaid $76 million of indebtedness at maturity.

During the 13 and 39 weeks ended October 30, 2010, the Company used approximately $541 million and approximately $1,067 million, respectively, of cash to repurchase approximately $500 million and approximately $1,000 million, respectively, of indebtedness prior to maturity. In connection with these repurchases, the Company recognized additional interest expense of approximately $39 million and $66 million in the 13 and 39 weeks ended October 30, 2010, respectively, due to the expenses associated with the early retirement of this debt.

The following table shows the detail of debt repayments:

	39 Weeks Ended
	October 29, 2011	October 30, 2010
	(millions)
8.5% Senior notes due 2010	$0	$76
6.625% Senior notes due 2011	330	170
7.45% Senior debentures due 2011	109	41
5.35% Senior notes due 2012	0	484
8.0% Senior debentures due 2012	0	27
5.875% Senior notes due 2013	0	52
7.625% Senior debentures due 2013	0	16
5.75% Senior notes due 2014	0	47
7.875% Senior notes due 2015	0	38
5.90% Senior notes due 2016	0	123
7.45% Senior debentures due 2016	0	2
9.5% amortizing debentures due 2021	4	4
9.75% amortizing debentures due 2021	2	2
Capital leases and other obligations	6	8

	$451	$1,090

The Company entered into a credit agreement with certain financial institutions on June 20, 2011 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire June 20, 2015 and replaced a $2,000 million facility which was set to expire August 30, 2012. As of and during the 39 weeks ended October 29, 2011, the Company had no borrowings outstanding under its credit agreements. As of the date of this report, the Company does not expect to borrow under its credit agreement during fiscal 2011.

During the 13 and 39 weeks ended October 29, 2011, the Company repurchased 8,162,400 shares of its common stock pursuant to existing stock purchase authorizations at an approximate cost of $221 million. After giving effect to these purchases, approximately $631 million of authorizations remained unused. The Company may continue, discontinue and resume purchases of shares of its common stock at any time and from time to time depending on actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors.

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

During the 39 weeks ended October 29, 2011 and October 30, 2010, the Company made funding contributions to the Pension Plan of $225 million and $325 million, respectively.

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

In March 2010, President Obama signed into law the “Patient Protection and Affordable Care Act” and the “Health Care and Education Affordability Reconciliation Act of 2010” (the “2010 Acts”). The 2010 Acts contain additional provisions which impact the accounting for postretirement obligations. Based on the analysis to date, the impact of provisions in the 2010 Acts on the Company’s postretirement obligations has not and is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company continues to evaluate the impact of the 2010 Acts on the active and retiree benefit plans offered by the Company.

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(millions)
Pension Plan
Service cost	$25	$25	$76	$75
Interest cost	40	40	120	119
Expected return on assets	(61)	(55)	(185)	(164)
Recognition of net actuarial loss	22	15	66	45
Amortization of prior service cost	(1)	(1)	(1)	(1)

	$25	$24	$76	$74

Supplementary Retirement Plan
Service cost	$1	$1	$4	$4
Interest cost	9	9	27	27
Recognition of net actuarial loss	2	1	6	3
Amortization of prior service cost	0	0	(1)	(1)

	$12	$11	$36	$33

Postretirement Obligations
Service cost	$0	$0	$0	$0
Interest cost	3	4	10	11
Recognition of net actuarial gain	(1)	(2)	(4)	(4)
Amortization of prior service cost	0	0	0	0

	$2	$2	$6	$7

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

6.	Accumulated Other Comprehensive Loss

The following table shows the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects, for the 39 weeks ended October 29, 2011 and October 30, 2010:

	October 29, 2011	October 30, 2010
	(millions)
Accumulated other comprehensive loss, at beginning of period	$(730)	$(753)
Unrealized loss on marketable securities, net of income tax effect of $1 million and $0 million	(2)	0
Reclassification of realized gain on marketable securities to net income, net of income tax effect of $4 million	(8)	0
Post employment and postretirement benefit plans:
Recognition of net actuarial (gain) loss, net of income tax effect of $26 million and $17 million	42	27
Prior service cost, net of income tax effect of $1 million and $1 million	(1)	(1)

Accumulated other comprehensive loss, at end of period	$(699)	$(727)

On February 25, 2011, the Company sold its investment in The Knot, Inc. and unrecognized gains in accumulated other comprehensive income were reclassified and recognized into Selling, General and Administrative expenses in the Consolidated Statements of Income.

7.	Fair Value Measurements

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis:

	October 29, 2011				October 30, 2010
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$91	$0	$91	$0	$96	$33	$63	$0

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

The following table shows the estimated fair values of the Company’s long-term debt:

	October 29, 2011			October 30, 2010
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$5,903	$6,124	$6,500	$6,707	$6,952	$7,085

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

Condensed Consolidating Balance Sheets as of October 29, 2011, October 30, 2010 and January 29, 2011, the related Condensed Consolidating Statements of Operations for the 13 and 39 weeks ended October 29, 2011 and October 30, 2010, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended October 29, 2011 and October 30, 2010 are presented on the following pages.

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of October 29, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$779	$34	$284	$0	$1,097
Receivables	0	49	330	0	379
Merchandise inventories	0	3,781	3,377	0	7,158
Prepaid expenses and other current assets	0	102	215	0	317
Income taxes	44	0	0	(44)	0

Total Current Assets	823	3,966	4,206	(44)	8,951
Property and Equipment–net	0	4,812	3,611	0	8,423
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	161	447	0	608
Other Assets	4	92	442	0	538
Intercompany Receivable	2,176	0	2,955	(5,131)	0
Investment in Subsidiaries	3,094	2,790	0	(5,884)	0

Total Assets	$6,097	$15,136	$12,089	$(11,059)	$22,263

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$802	$3	$0	$805
Merchandise accounts payable	0	1,748	1,828	0	3,576
Accounts payable and accrued liabilities	211	959	1,313	0	2,483
Income taxes	0	30	80	(44)	66
Deferred income taxes	0	279	65	0	344

Total Current Liabilities	211	3,818	3,289	(44)	7,274
Long-Term Debt	0	6,125	26	0	6,151
Intercompany Payable	0	5,131	0	(5,131)	0
Deferred Income Taxes	1	460	985	0	1,446
Other Liabilities	33	616	891	0	1,540
Shareholders’ Equity (Deficit)	5,852	(1,014)	6,898	(5,884)	5,852

Total Liabilities and Shareholders’ Equity	$6,097	$15,136	$12,089	$(11,059)	$22,263

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended October 29, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$0	$2,941	$5,733	$(2,821)	$5,853

Cost of sales	0	(1,899)	(4,452)	2,807	(3,544)

Gross margin	0	1,042	1,281	(14)	2,309

Selling, general and administrative expenses	11	(1,174)	(869)	14	(2,018)

Operating income (loss)	11	(132)	412	0	291

Interest (expense) income, net

External	0	(108)	0	0	(108)

Intercompany	(1)	(47)	48	0	0

Equity in earnings of subsidiaries	132	21	0	(153)	0

Income (loss) before income taxes	142	(266)	460	(153)	183

Federal, state and local income tax benefit (expense)	(3)	101	(142)	0	(44)

Net income (loss)	$139	$(165)	$318	$(153)	$139

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 39 Weeks Ended October 29, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$0	$8,967	$15,188	$(6,474)	$17,681

Cost of sales	0	(5,614)	(11,406)	6,433	(10,587)

Gross margin	0	3,353	3,782	(41)	7,094

Selling, general and administrative expenses	7	(3,303)	(2,712)	41	(5,967)

Operating income	7	50	1,070	0	1,127

Interest (expense) income, net

External	1	(336)	0	0	(335)

Intercompany	(1)	(144)	145	0	0

Equity in earnings of subsidiaries	506	175	0	(681)	0

Income (loss) before income taxes	513	(255)	1,215	(681)	792

Federal, state and local income tax benefit (expense)	(2)	132	(411)	0	(281)

Net income (loss)	$511	$(123)	$804	$(681)	$511

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended October 29, 2011

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$511	$(123)	$804	$(681)	$511
Equity in earnings of subsidiaries	(506)	(175)	0	681	0
Dividends received from subsidiaries	352	0	0	(352)	0
Depreciation and amortization	0	390	428	0	818
Increase in working capital	(73)	(213)	(432)	0	(718)
Other, net	1	23	(8)	0	16

Net cash provided (used) by operating activities	285	(98)	792	(352)	627

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(194)	(278)	0	(472)
Other, net	0	38	(38)	0	0

Net cash used by investing activities	0	(156)	(316)	0	(472)

Cash flows from financing activities:
Debt repaid	0	(449)	(2)	0	(451)
Dividends paid	(106)	0	(352)	352	(106)
Acquisition of common stock, net of common stock issued	(97)	0	0	0	(97)
Intercompany activity, net	(488)	705	(217)	0	0
Other, net	11	(9)	130	0	132

Net cash provided (used) by financing activities	(680)	247	(441)	352	(522)

Net increase (decrease) in cash and cash equivalents	(395)	(7)	35	0	(367)
Cash and cash equivalents at beginning of period	1,174	41	249	0	1,464

Cash and cash equivalents at end of period	$779	$34	$284	$0	$1,097

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Balance Sheet

As of October 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$427	$36	$252	$0	$715
Receivables	0	33	270	0	303
Merchandise inventories	0	3,490	3,040	0	6,530
Prepaid expenses and other current assets	0	93	196	0	289
Income taxes	95	0	0	(95)	0
Deferred income tax assets	4	0	0	(4)	0

Total Current Assets	526	3,652	3,758	(99)	7,837
Property and Equipment–net	0	5,043	3,872	0	8,915
Goodwill	0	3,315	428	0	3,743
Other Intangible Assets–net	0	192	455	0	647
Other Assets	4	120	416	0	540
Deferred Income Tax Assets	15	0	0	(15)	0
Intercompany Receivable	2,112	0	2,930	(5,042)	0
Investment in Subsidiaries	2,495	2,892	0	(5,387)	0

Total Assets	$5,152	$15,214	$11,859	$(10,543)	$21,682

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$0	$602	$3	$0	$605
Merchandise accounts payable	0	1,572	1,593	0	3,165
Accounts payable and accrued liabilities	256	1,005	1,117	0	2,378
Income taxes	0	15	88	(95)	8
Deferred income taxes	0	297	41	(4)	334

Total Current Liabilities	256	3,491	2,842	(99)	6,490
Long-Term Debt	0	6,953	29	0	6,982
Intercompany Payable	0	5,042	0	(5,042)	0
Deferred Income Taxes	0	314	830	(15)	1,129
Other Liabilities	53	949	1,236	0	2,238
Shareholders’ Equity (Deficit)	4,843	(1,535)	6,922	(5,387)	4,843

Total Liabilities and Shareholders’ Equity	$5,152	$15,214	$11,859	$(10,543)	$21,682

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended October 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated

Net sales	$0	$2,906	$5,292	$(2,575)	$5,623

Cost of sales	0	(1,843)	(4,094)	2,560	(3,377)

Gross margin	0	1,063	1,198	(15)	2,246

Selling, general and administrative expenses	(2)	(1,156)	(926)	15	(2,069)

Operating income (loss)	(2)	(93)	272	0	177

Interest (expense) income, net

External	0	(162)	(2)	0	(164)

Intercompany	0	(41)	41	0	0

Equity in earnings of subsidiaries	11	7	0	(18)	0

Income before income taxes	9	(289)	311	(18)	13

Federal, state and local income tax benefit (expense)	1	90	(94)	0	(3)

Net income (loss)	$10	$(199)	$217	$(18)	$10

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

(continued)

MACY’S, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended October 30, 2010

(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$180	$(296)	$572	$(276)	$180
Equity in earnings from subsidiaries	(184)	(92)	0	276	0
Dividends received from subsidiaries	289	0	0	(289)	0
Depreciation and amortization	0	427	438	0	865
(Increase) decrease in working capital	(86)	(474)	93	0	(467)
Other, net	8	(379)	139	0	(232)

Net cash provided (used) by operating activities	207	(814)	1,242	(289)	346

Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	0	(51)	(185)	0	(236)
Other, net	0	0	(49)	0	(49)

Net cash used by investing activities	0	(51)	(234)	0	(285)

Cash flows from financing activities:
Debt repaid	0	(1,088)	(2)	0	(1,090)
Dividends paid	(63)	0	(289)	289	(63)
Issuance of common stock, net of common stock acquired	29	0	0	0	29
Intercompany activity, net	(1,182)	1,945	(763)	0	0
Other, net	118	(16)	(10)	0	92

Net cash provided (used) by financing activities	(1,098)	841	(1,064)	289	(1,032)

Net decrease in cash and cash equivalents	(891)	(24)	(56)	0	(971)
Cash and cash equivalents at beginning of period	1,318	60	308	0	1,686

Cash and cash equivalents at end of period	$427	$36	$252	$0	$715

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

For purposes of the following discussion, all references to “third quarter of 2011” and “third quarter of 2010” are to the Company’s 13-week fiscal periods ended October 29, 2011 and October 30, 2010, respectively, and all references to “2011” and “2010” are to the Company’s 39-week fiscal periods ended October 29, 2011 and October 30, 2010, respectively.

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

The Company is focused on three key strategies for continued growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy’s localization initiative; (ii) driving the omnichannel business; and (iii) embracing customer centricity, including engaging customers on the selling floor through the MAGIC selling program.

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

In 2010, the Company launched a new Bloomingdale’s Outlet store concept, which initially consisted of four Bloomingdale’s Outlet stores, each with approximately 25,000 square feet. Three new Bloomingdale’s Outlet stores opened in fiscal year 2011 and additional Bloomingdale’s Outlet stores are expected to roll out to selected locations across the country in 2012 and beyond. Bloomingdale’s Outlet stores offer a range of apparel and accessories, including women’s ready-to-wear, men’s, children’s, women’s shoes, fashion accessories, jewelry, handbags and intimate apparel.

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

Throughout 2008 and into 2009, consumer spending levels were adversely affected by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit. These conditions adversely affected, and to varying degrees continue to adversely affect, the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company. The Company experienced higher sales growth and cash flow in fiscal 2010 and the 39-week fiscal period ended October 29, 2011, and therefore is optimistic about the improvement in current and future economic conditions.

MACY’S, INC.

The effects of economic conditions have been, and may continue to be, experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to different types of merchandise that the Company offers for sale, or in relation to the Company’s Macy’s-branded and Bloomingdale’s-branded operations. All economic conditions, however, ultimately affect the Company’s overall operations. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in the fourth quarter of 2011 will increase in the range of 4.0% to 4.5% from 2010 levels.

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

Results of Operations

Comparison of the 13 Weeks Ended October 29, 2011 and October 30, 2010

Net income for the third quarter of 2011 was $139 million, compared to net income of $10 million in the third quarter of 2010, reflecting the benefits of the key strategies at Macy’s and higher income from credit operations.

Net sales for the third quarter of 2011 totaled $5,853 million, compared to net sales of $5,623 million for the third quarter of 2010, an increase of $230 million or 4.1%. On a comparable store basis, net sales for the third quarter of 2011 were up 4.0% compared to the third quarter of 2010. Sales from the Company’s Internet businesses in the third quarter of 2011 increased 39.8% compared to the third quarter of 2010 and positively affected the Company’s third quarter of 2011 comparable store sales by 1.5%. Geographically, sales in the third quarter of 2011 were strongest in the southern regions and certain locations that benefit from tourism, such as New York City, San Francisco and Chicago. By family of business, sales in the third quarter of 2011 were strongest in men’s, cosmetics, handbags, watches and home. Sales in the third quarter of 2011 were less strong in women’s traditional casual apparel and juniors. The Company calculates comparable store sales as sales from stores in operation throughout 2010 and 2011 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $3,544 million or 60.6% of net sales for the third quarter of 2011, compared to $3,377 million or 60.0% of net sales for the third quarter of 2010, an increase of $167 million. The cost of sales rate as a percent to net sales was higher in the third quarter of 2011, as compared to the third quarter of 2010, primarily due to the expansion of free shipping on macys.com and in stores since the fourth quarter of 2010. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

Selling, general and administrative (“SG&A”) expenses were $2,018 million or 34.4% of net sales for the third quarter of 2011, compared to $2,069 million or 36.9% of net sales for the third quarter of 2010, a decrease of $51 million. The SG&A rate as a percent to net sales was 250 basis points lower in the third quarter of 2011 as compared to the third quarter of 2010. SG&A expenses for the third quarter of 2011 benefited from higher income from credit operations and lower depreciation and amortization expense, partially offset by higher selling costs as a result of stronger sales and greater investments in the Company’s omnichannel strategy. Income from credit operations was $185 million in the third quarter of 2011, an increase over the $77 million earned in the third quarter of 2010, which resulted primarily from improvement in actual and expected collection rates. While the Company expects to experience continued improvement in collection rates in the near term, the rate of improvement in income from credit operations is not expected to be as significant in future periods.

Net interest expense was $108 million for the third quarter of 2011 compared to $164 million for the third quarter of 2010, a decrease of $56 million. Net interest expense for the third quarter of 2011 benefited from lower levels of borrowings as compared to the third quarter of 2010, resulting from both the early retirement of outstanding debt during fiscal 2010 and the repayment of debt at maturity. Interest expense for the third quarter of 2010 also included approximately $39 million of expenses associated with the early retirement of debt.

The Company’s effective income tax rate of 24.2% for the third quarter of 2011 and 21.1% for the third quarter of 2010 differ from the federal income tax statutory rate of 35.0%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY’S, INC.

Comparison of the 39 Weeks Ended October 29, 2011 and October 30, 2010

Net income for 2011 was $511 million, compared to $180 million for 2010, reflecting the benefits of the key strategies at Macy’s and higher income from credit operations.

Net sales for 2011 totaled $17,681 million, compared to net sales of $16,734 million for 2010, an increase of $947 million or 5.7%. On a comparable store basis, net sales for 2011 were up 5.3% compared to 2010. Sales from the Company’s Internet businesses in 2011 increased 39.4% compared to 2010 and positively affected the Company’s 2011 comparable store sales by 1.4%. Geographically, sales in 2011 were strongest in the southern regions and certain locations that benefit from tourism, such as New York City, San Francisco and Chicago. By family of business, sales in 2011 were strongest in watches, cosmetics, men’s, home textiles, furniture and luggage. Sales in 2011 were less strong in women’s traditional casual apparel. The Company calculates comparable store sales as sales from stores in operation throughout 2010 and 2011 and all Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.

Cost of sales was $10,587 million or 59.9% of net sales for 2011, compared to $9,969 million or 59.6% of net sales for 2010, an increase of $618 million. The cost of sales rate as a percent to net sales was higher in 2011, as compared to 2010, primarily due to the expansion of free shipping on macys.com and in stores since the fourth quarter of 2010. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.

SG&A expenses were $5,967 million or 33.7% of net sales for 2011, compared to $6,015 million or 35.9% of net sales for 2010, a decrease of $48 million. The SG&A rate as a percent to net sales was 220 basis points lower in 2011 as compared to 2010. SG&A expenses for 2011 benefited from higher income from credit operations, lower depreciation and amortization expense and the gain on the sale of the investment in The Knot, Inc., partially offset by higher selling costs as a result of stronger sales and greater investments in the Company’s omnichannel strategy. Income from credit operations was $414 million 2011, an increase over the $224 million earned in 2010, which resulted primarily from improvement in actual and expected collection rates. While the Company expects to experience continued improvement in collection rates in the near term, the rate of improvement in income from credit operations is not expected to be as significant in future periods.

Net interest expense was $335 million for 2011 compared to $456 million for 2010, a decrease of $121 million. Net interest expense for 2011 benefited from lower levels of borrowings as compared to 2010, resulting from both the early retirement of outstanding debt during fiscal 2010 and the repayment of debt at maturity. Interest expense for 2010 also included approximately $66 million of expenses associated with the early retirement of debt.

The Company’s effective income tax rate of 35.5% for 2011 and 38.7% for 2010 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Net cash provided by operating activities in 2011 was $627 million, compared to net cash provided by operating activities of $346 million in 2010, reflecting higher net income and a lower pension contribution in 2011. During 2011, the Company made a pension contribution of $225 million, compared to a pension contribution of $325 million in 2010.

Net cash used by investing activities was $472 million for 2011, compared to net cash used by investing activities of $285 million for 2010. Investing activities for 2011 include purchases of property and equipment totaling $359 million and capitalized software of $141 million, compared to purchases of property and equipment totaling $203 million and capitalized software of $105 million for 2010. As of the date of this report, the Company had opened the three new Bloomingdale’s Outlet stores planned for 2011 and re-opened one Macy’s store that had been closed in 2010 due to flood damage.

Net cash used by financing activities was $522 million for 2011, including the repayment of $451 million of debt, acquisition of the Company’s common stock at an approximate cost of $210 million, the payment of $106 million of cash dividends and $8 million of financing costs associated with the new credit agreement, partially offset by the issuance of $113 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $140 million. The debt repaid during 2011 includes $330 million of 6.625% senior notes due April 1, 2011 and $109 million of 7.45% senior debentures due September 15, 2011.

Net cash used by financing activities was $1,032 million for 2010, including the repayment of $1,090 million of debt and the payment of $63 million of cash dividends, partially offset by an increase in outstanding checks of $92 million and the issuance of $30 million of common stock, primarily related to the exercise of stock options. The debt repaid during 2010 included the early retirement of $1,000 million of outstanding debt. During 2010, the Company repurchased no shares of its common stock under its share repurchase program.

MACY’S, INC.

The Company entered into a credit agreement with certain financial institutions on June 20, 2011 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire June 20, 2015 and replaced a $2,000 million facility which was set to expire August 30, 2012. As of October 29, 2011 and throughout all of 2011, the Company had no borrowings outstanding under its credit agreements. As of the date of this report, the Company does not expect to borrow under its credit agreement during fiscal 2011.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company’s interest coverage ratio for the third quarter of 2011 was 7.12 and its leverage ratio at October 29, 2011 was 1.98, in each case as calculated in accordance with the credit agreement.

As a result of an upgrade of the notes by specified rating agencies, the rate of interest payable in respect of $612 million in aggregate principal amount of the Company’s senior notes outstanding at October 29, 2011 decreased by .25 percent per annum to 8.125% effective in May 2011. The rate of interest payable in respect of these senior notes outstanding could increase by up to 1.75 percent per annum or decrease by .25 percent per annum from its current level in the event of one or more downgrades or upgrades of the notes by specified rating agencies.

On October 28, 2011, the Company’s board of directors declared a regular quarterly dividend of 10 cents per share on its common stock, payable January 3, 2012, to shareholders of record at the close of business on December 15, 2011.

Management believes that, with respect to the Company’s current operations, cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company’s reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements in both the near term and over the longer term. The Company’s ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. To the extent that the Company’s cash balances from time to time exceed amounts that are needed to fund its immediate liquidity requirements, the Company will consider alternative uses of some or all of such excess cash. Such alternative uses may include, among others, the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and the funding of pension related obligations. Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes including the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and the funding of pension related obligations.

The Company intends from time to time to consider additional acquisitions of, and investments in, retail businesses and other complementary assets and companies. Acquisition transactions, if any, are expected to be financed from one or more of the following sources: cash on hand, cash from operations, borrowings under existing or new credit facilities and the issuance of long-term debt or other securities, including common stock.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of October 29, 2011, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchases of common stock during the third quarter of 2011:

	Total Number of Shares Purchased	Average Price per Share ($)	Total Number of Shares Purchased Under Program (1)	Open Authorization Remaining (1) ($)
	(thousands)		(thousands)	(millions)
July 31, 2011 – August 27, 2011	300	24.69	300	845
August 28, 2011 – October 1, 2011	4,625	26.27	4,625	723
October 2, 2011 – October 29, 2011	3,237	28.58	3,237	631

Total	8,162	27.13	8,162

(1)    Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in aggregate, up to $9,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of October 29, 2011, $631 million of authorization remained unused. The Company may continue, discontinue and resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

MACY’S, INC.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101**	The following financial statements from Macy’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, filed on December 5, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

MACY’S, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACY’S, INC.

Dated: December 5, 2011	By:	/s/ Dennis J. Broderick
	Name:	Dennis J. Broderick
	Title:	Executive Vice President, General Counsel and Secretary

	By:	/s/ Joel A. Belsky
	Name:	Joel A. Belsky
	Title:	Executive Vice President and Controller (Principal Accounting Officer)