Form 10-K
period 2012-01-28
Macy's, Inc.
filed 2012-03-28
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 28, 2012	Commission File Number: 1-13536
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 30, 2011) was approximately $12,339,100,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2012
Common Stock, $0.01 par value per share	416,581,507 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2012 (Proxy Statement)	Part III

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
Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2011,” “2010,” “2009,” “2008” and “2007” are references to the Company’s fiscal years ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008, respectively.
Forward-Looking Statements
This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including risks and uncertainties relating to:

•	the possible invalidity of the underlying beliefs and assumptions;

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

•
possible actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials;

•	changes in relationships with vendors and other product and service providers;

•	currency, interest and exchange rates and other capital market, economic and geo-political conditions;

•	severe weather, natural disasters and changes in weather patterns;

•	possible outbreaks of epidemic or pandemic diseases;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities;

•	the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet the Company’s quality standards;

•
the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional health pandemics, and regional political and economic conditions;

•	duties, taxes, other charges and quotas on imports; and

•
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
General. The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. On June 1, 2007, the Company changed its corporate name from Federated Department Stores, Inc. to Macy’s, Inc. and the Company’s shares began trading under the ticker symbol “M” on the New York Stock Exchange (“NYSE”). As of January 28, 2012, the operations of the Company included approximately 840 stores in 45 states, the District of Columbia, Guam and Puerto Rico under the names “Macy’s” and “Bloomingdale’s” as well as macys.com and bloomingdales.com. The Company also operates seven Bloomingdale’s Outlet stores.
The Company is focused on three key strategies for continued growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy's localization initiative; (ii) driving the omnichannel business; and (iii) embracing customer centricity, including engaging customers on the selling floor through the MAGIC selling program.
The My Macy's localization initiative was developed with the goal of accelerating sales growth in existing locations by ensuring that core customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. My Macy's has concentrated more management talent in local markets, effectively reducing the “span of control” over local stores; created new positions in the field to work with planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowered locally based executives to make more and better decisions. Also as part of the My Macy's transformation, the Company's Macy's branded stores were reorganized in a unified operating structure with division central office organizations eliminated. This has reduced central office and administrative expense, eliminated duplication, sharpened execution, and helped the Company to make decisions faster and partner more effectively with its suppliers and business partners.
The Company's omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices.
Macy's MAGIC selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive training and coaching program is designed to improve the in-store shopping experience.
In 2010, the Company piloted a new Bloomingdale's Outlet store concept. New Bloomingdale's Outlet stores continue to open and are each approximately 25,000 square feet and offer a range of apparel and accessories, including women's ready-to-wear, men's, children's, women's shoes, fashion accessories, jewelry, handbags and intimate apparel.
Also in 2010, Bloomingdale's opened in Dubai, United Arab Emirates under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC, under which the Company is entitled to a license fee in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum amounts.
The Company’s stores and Internet websites sell a wide range of merchandise, including apparel and accessories (men’s, women’s and children’s), cosmetics, home furnishings and other consumer goods. The specific assortments vary by size of store, merchandising character and character of customers in the trade areas. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.
For 2011, 2010 and 2009, the following merchandise constituted the following percentages of sales:

	2011	2010	2009
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	37%	36%	36%
Feminine Apparel	25	26	26
Men’s and Children’s	23	23	22
Home/Miscellaneous	15	15	16
	100%	100%	100%

In 2011, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

•
The Company’s bank subsidiary, FDS Bank provides credit processing, certain collections, customer service and credit marketing services in respect of all proprietary and non-proprietary credit card accounts that are owned either by Department Stores National Bank (“DSNB”), a subsidiary of Citibank, N.A., or FDS Bank and that constitute a part of the credit programs of the Company’s retail operations.

•
Macy’s Systems and Technology, Inc. (“MST”), a wholly-owned indirect subsidiary of the Company, provides operational electronic data processing and management information services to all of the Company’s operations.

•
Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned direct subsidiary of the Company, and its subsidiary Macy's Merchandising Group International, LLC., is responsible for the design, development and marketing of Macy’s private label brands and certain licensed brands. Bloomingdale’s uses MMG for only a very small portion of its private label merchandise. The Company believes that its private label merchandise further differentiates its merchandise assortments from those of its competitors and delivers exceptional value to its customers. The principal private label brands currently offered by Macy’s include Alfani, American Rag, Bar III, Belgique, Charter Club, Club Room, Epic Threads, first impressions, Giani Bernini, greendog, Greg Norman for Tasso Elba, Holiday Lane, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni by jennifer moore, John Ashford, JM Collection, Karen Scott, Martha Stewart Collection, Material Girl, Morgan Taylor, so jenni by jennifer moore, Sky, Studio Silver, Style & Co., Style & Co. Sport, Tasso Elba, the cellar, Tools of the Trade, Tools of the Trade Basics, and Via Europa. The principal licensed brands managed by MMG are American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, and Material Girl. The trademarks associated with all of the foregoing brands, other than American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, and Material Girl are owned by Macy’s. The American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, and Material Girl brands are owned by third parties, which license the trademarks associated with such brands to Macy’s pursuant to agreements which have renewal rights that extend through 2050, 2020, 2027, and 2030, respectively.

•
Macy’s Logistics and Operations (“Macy’s Logistics”), a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services for the Company’s operations.

MMG also offers its services, either directly or indirectly, to unrelated third parties.
The Company’s executive offices are located at 7 West Seventh Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.
Employees. As of January 28, 2012, the Company had approximately 171,000 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of January 28, 2012 were represented by unions. Management considers its relations with its employees to be satisfactory.
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
Purchasing. The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2011. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.
Competition. The retailing industry is intensely competitive. The Company’s operations compete with many retailing formats in the geographic areas in which they operate, including department stores, specialty stores, general merchandise stores, off-price and discount stores, manufacturers’ outlets, the Internet, mail order catalogs and television shopping, among others. The retailers with which the Company competes include Amazon, Bed Bath & Beyond, Belk, Bon Ton, Burlington Coat Factory, Dillard’s, Gap, J.C. Penney, Kohl’s, Limited, Lord & Taylor, Neiman Marcus, Nordstrom, Saks, Sears, Target, TJ Maxx and Wal-Mart. The Company seeks to attract customers by offering superior selections, obvious value, and distinctive marketing in stores that are located in premier locations, and by providing an exciting shopping environment and superior service through an omnichannel experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

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
Executive Officers of the Registrant.
The following table sets forth certain information as of March 23, 2012 regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	60	Chairman of the Board; President and Chief Executive Officer; Director
Timothy M. Adams	58	Chief Private Brand Officer
Thomas L. Cole	63	Chief Administrative Officer
Jeffrey Gennette	50	Chief Merchandising Officer
Julie Greiner	58	Chief Merchandise Planning Officer
Karen M. Hoguet	55	Chief Financial Officer
Jeff Kantor	53	Chairman of macys.com
Ronald Klein	62	Chief Stores Officer (retiring effective March 31, 2012)
Martine Reardon	49	Chief Marketing Officer
Peter Sachse	54	Chief Stores Officer
Joel A. Belsky	58	Executive Vice President and Controller
Dennis J. Broderick	63	Executive Vice President, General Counsel and Secretary

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
Jeffrey Kantor has been Chairman of macys.com since February 2012; prior thereto he served as President for Merchandising of macys.com from August 2010 to February 2012, President-Merchandising for Home from May 2009 to August 2010 and President for furniture for Macy's Home Store from February 2006 to May 2009.
Ronald Klein will retire effective March 31, 2012, after 36 years with the Company. Mr. Klein has been Chief Stores Officer of the Company since February 2009; prior thereto he served as Chairman and CEO of Macy’s East from February 2004 to February 2009.
Peter Sachse has been Chief Stores Officer since February 2012; prior thereto he served as Chief Marketing Officer of the Company from February 2009 to February 2012, Chairman of macys.com from April 2006 to February 2012, President of Macy’s Corporate Marketing from May 2007 to February 2009 and as Chief Marketing Officer of the Company from June 2003 to May 2007.
Martine Reardon has been Chief Marketing Officer since February 2012; prior thereto she served as Executive Vice President for Marketing from February 2009 to February 2012 and Executive Vice President, national marketing strategy, events and public relations for Macy's Corporate Marketing from 2007 to February 2009.
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
The Company’s business is dependent upon attracting and retaining quality employees. The Company has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. The Company’s ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In addition, as a large and complex enterprise operating in a highly competitive and challenging business environment, the Company is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact the Company’s ability to attract, train, develop and retain quality employees throughout the organization could adversely affect the Company’s business and results of operations.
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
The Company's sales and operating results could be adversely affected by product safety concerns.
If the Company's merchandise offerings do not meet applicable safety standards or our consumers' expectations regarding safety, the Company could experience decreased sales, experience increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose the Company to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns could have a negative impact on the Company's sales and operating results.
The Company depends upon the success of its advertising and marketing programs.
The Company’s advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,136 million for 2011. The Company’s business depends on high customer traffic in its stores and effective marketing. The Company has many initiatives in this area, and often changes its advertising and marketing programs. There can be no assurance as to the Company’s continued ability to effectively execute its advertising and marketing programs, and any failure to do so could have a material adverse effect on the Company’s business and results of operations.
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
The Company relies extensively on its computer systems to process transactions, summarize results and manage its business. The Company’s computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by the Company’s employees. If the Company’s computer systems are damaged or cease to function properly, the Company may have to make a significant investment to fix or replace them, and the Company may suffer loss of critical data and interruptions or delays in its operations in the interim. Any material interruption in the Company’s computer systems could adversely affect its business or results of operations.
A privacy breach could result in negative publicity and adversely affect the Company’s business or results of operations.
The protection of customer, employee, and company data is critical to the Company. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across business units. In addition, customers have a high expectation that the Company will adequately protect their personal information from cyber-attack or other security breaches. A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage the Company’s customer relationships and reputation and result in lost sales, fines, or lawsuits.
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
Litigation, legislation or regulatory developments could adversely affect the Company’s business, financial condition or results of operations.
The Company is subject to various federal, state and local laws, rules, regulations, inquiries and initiatives in connection with both its core business operations and its credit card and other ancillary operations (including the Credit Card Act of 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)). Recent and future developments relating to such matters could increase the Company's compliance costs and adversely affect the profitability of its credit card and other operations. In addition, the Company is regularly involved in various litigation matters that arise in the ordinary course of its business. Adverse outcomes in current or future litigation could adversely affect the Company’s financial condition, results of operations and cash flows.
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
The properties of the Company consist primarily of stores and related facilities, including warehouses and distribution and fulfillment centers. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 28, 2012, the operations of the Company included 842 retail stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 151,900,000 square feet. Of such stores, 464 were owned, 266 were leased and 112 stores were operated under arrangements where the Company owned the building and leased the land. Substantially all owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.

Additional information about the Company’s stores and warehouses, distribution and fulfillment centers (“DC’s”) as of January 28, 2012 is as follows:

Geographic Region	Total Stores	Owned Stores	Leased Stores	Stores Subject to a Ground Lease	Total DC’s	Owned DC’s
Mid-Atlantic	105	55	33	17	3	2
North	82	65	13	4	2	2
Northeast	105	55	41	9	2	2
Northwest	126	39	69	18	3	1
Southeast	110	72	18	20	3	2
Southwest	117	45	48	24	2	2
Midwest	94	56	27	11	2	2
South Central	103	77	17	9	3	2
	842	464	266	112	20	15

The eight geographic regions detailed in the foregoing table are based on the Company’s Macy’s branded operational structure.The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States. Store count activity was as follows:

	2011	2010	2009
Store count at beginning of fiscal year	850	850	847
Stores opened and other expansions	4	7	9
Stores closed	(12)	(7)	(6)
Store count at end of fiscal year	842	850	850

Item 3.	Legal Proceedings.
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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Common Stock is listed on the NYSE under the trading symbol “M.” As of January 28, 2012, the Company had approximately 21,000 stockholders of record. The following table sets forth for each fiscal quarter during 2011 and 2010 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared with respect to each fiscal quarter on each share of Common Stock.

	2011			2010
	Low	High	Dividend	Low	High	Dividend
1st Quarter	21.69	25.99	0.0500	15.34	25.25	0.0500
2nd Quarter	23.98	30.62	0.1000	16.93	24.84	0.0500
3rd Quarter	22.66	32.35	0.1000	18.70	25.26	0.0500
4th Quarter	28.69	35.92	0.1000	22.78	26.32	0.0500

On January 5, 2012, the Company's board of directors declared a quarterly dividend of 20 cents per diluted share on its common stock, payable April 2, 2012 to shareholders of record at the close of business on March 15, 2012. The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2011.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
October 30, 2011 – November 26, 2011	928	30.76	928	602
November 27, 2011 – December 31, 2011	—	—	—	602
January 1, 2012 – January 28, 2012	7,266	34.41	7,266	1,352
	8,194	34.00	8,194
 ___________________

(1)
Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $10,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of January 28, 2012, $1,352 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Retail Department Store Index for the period from January 29, 2007 through January 27, 2012, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the S&P Retail Department Store Index are Dillard’s, Macy’s, J.C. Penney, Kohl’s, Nordstrom and Sears.

Item 6.	Selected Financial Data.
The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2011	2010	2009*	2008*	2007
	(millions, except per share data)
Consolidated Statement of Operations Data:
Net sales	$26,405	$25,003	$23,489	$24,892	$26,313
Cost of sales	(15,738)	(14,824)	(13,973)	(15,009)	(15,677)
Gross margin	10,667	10,179	9,516	9,883	10,636
Selling, general and administrative expenses	(8,281)	(8,260)	(8,062)	(8,481)	(8,554)
Gain on sale of properties, impairments, store closing costs and division consolidation costs	25	(25)	(391)	(398)	—
Goodwill impairment charges	—	—	—	(5,382)	—
May integration costs	—	—	—	—	(219)
Operating income (loss)	2,411	1,894	1,063	(4,378)	1,863
Interest expense (a)	(447)	(579)	(562)	(588)	(579)
Interest income	4	5	6	28	36
Income (loss) from continuing operations before income taxes	1,968	1,320	507	(4,938)	1,320
Federal, state and local income tax benefit (expense)	(712)	(473)	(178)	163	(411)
Income (loss) from continuing operations	1,256	847	329	(4,775)	909
Discontinued operations, net of income taxes (b)	—	—	—	—	(16)
Net income (loss)	$1,256	$847	$329	$(4,775)	$893
Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.96	$2.00	$0.78	$(11.34)	$2.04
Net income (loss)	2.96	2.00	0.78	(11.34)	2.00
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.92	$1.98	$0.78	$(11.34)	$2.01
Net income (loss)	2.92	1.98	0.78	(11.34)	1.97
Average number of shares outstanding	423.5	422.2	420.4	420.0	445.6
Cash dividends paid per share	$.3500	$.2000	$.2000	$.5275	$.5175
Depreciation and amortization	$1,085	$1,150	$1,210	$1,278	$1,304
Capital expenditures	$764	$505	$460	$897	$1,105
Balance Sheet Data (at year end):
Cash and cash equivalents	$2,827	$1,464	$1,686	$1,385	$676
Total assets	22,095	20,631	21,300	22,145	27,789
Short-term debt	1,103	454	242	966	666
Long-term debt	6,655	6,971	8,456	8,733	9,087
Shareholders’ equity	5,933	5,530	4,653	4,620	9,907
 ___________________

*
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

(a)	Interest expense in 2010 includes approximately $66 million of expenses associated with the early retirement of approximately $1,000 million of outstanding debt.

(b)	Discontinued operations include the after-tax results of the After Hours Formalwear business, including an after-tax loss of $7 million on the disposal of After Hours Formalwear.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a retail organization operating stores and Internet websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 28, 2012, the Company's operations were conducted through Macy's, macys.com, Bloomingdale's, bloomingdales.com and Bloomingdale's Outlet which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”
The Company is focused on three key strategies for continued growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy's localization initiative; (ii) driving the omnichannel business; and (iii) embracing customer centricity, including engaging customers on the selling floor through the MAGIC selling program.
The My Macy's localization initiative was developed with the goal of accelerating sales growth in existing locations by ensuring that core customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. My Macy's has concentrated more management talent in local markets, effectively reducing the “span of control” over local stores; created new positions in the field to work with planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowered locally based executives to make more and better decisions. Also as part of the My Macy's transformation, the Company's Macy's branded stores were reorganized in a unified operating structure with division central office organizations eliminated. This has reduced central office and administrative expense, eliminated duplication, sharpened execution, and helped the Company to make decisions faster and partner more effectively with its suppliers and business partners.
The Company's omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices.
Macy's MAGIC selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive training and coaching program is designed to improve the in-store shopping experience.
In 2010, the Company piloted a new Bloomingdale's Outlet store concept. Bloomingdale's Outlet stores are each approximately 25,000 square feet and offer a range of apparel and accessories, including women's ready-to-wear, men's, children's, women's shoes, fashion accessories, jewelry, handbags and intimate apparel.
Additionally, in February 2010, Bloomingdale's opened in Dubai, United Arab Emirates under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC, under which the Company is entitled to a license fee in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum amounts.
During 2010, the Company opened two new Macy's stores, one new Bloomingdale's store, and four Bloomingdale's Outlet stores. During 2011, the Company opened three new Bloomingdale's Outlet stores and re-opened one Macy's store that had been closed in 2010 due to flood damage. As of the date of this report, the Company had opened two new Macy's stores and intends to open five Bloomingdale's Outlet stores during the remainder of fiscal 2012. The Company has announced that in 2013 and early 2014 it intends to open three new Macy's stores, one Macy's replacement store, one new Bloomingdale's store, one Bloomingdale's replacement store, and may open additional Bloomingdale's Outlet stores.
The Company's operations are impacted by competitive pressures from department stores, specialty stores, mass merchandisers, Internet websites and all other retail channels. The Company's operations are also impacted by general consumer spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of weather or natural disasters and other factors over which the Company has little or no control.
In recent years, consumer spending levels have been affected to varying degrees by a number of factors, including substantial declines in the level of general economic activity and real estate and investment values, substantial increases in consumer pessimism, unemployment and the costs of basic necessities, and a significant tightening of consumer credit. These factors have affected to varying degrees the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company.
The effects of economic conditions have been, and may continue to be, experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to the Company's Macy's-branded and Bloomingdale's-branded operations. All economic conditions, however, ultimately affect the Company's overall operations. Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in 2012 will increase approximately 3.5% from 2011 levels.
The discussion in this Item 7 should be read in conjunction with our Consolidated Financial Statements and the related notes included elsewhere in this report. The discussion in this Item 7 contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Forward-Looking Statements.”

Results of Operations
Comparison of the 52 Weeks Ended January 28, 2012 and January 29, 2011. Net income for 2011 was $1,256 million, compared to net income of $847 million for 2010, reflecting the benefits of the key strategies at Macy's, the continued strong performance at Bloomingdale's and higher income from credit operations. For 2011, gain on sale of properties, impairments and store closing costs positively affected net income by $25 million on a pretax basis. For 2010, impairments and store closing costs and expenses associated with the early retirement of debt negatively affected net income by $91 million on a pretax basis.
Net sales for 2011 totaled $26,405 million, compared to net sales of $25,003 million for 2010, an increase of $1,402 million or 5.6%. On a comparable store basis, net sales for 2011 were up 5.3% compared to 2010. Sales from the Company's Internet businesses in 2011 increased 39.6% compared to 2010 and positively affected the Company's 2011 comparable store sales by 1.5%. The Company continues to benefit from the successful execution of the My Macy's localization strategy. Geographically, sales in 2011 were strongest in the southern regions. By family of business, sales in 2011 were strongest in cosmetics and fragrances, handbags, watches, men's, home textiles and furniture. Sales of the Company's private label brands continued to be strong and represented approximately 20% of net sales in the Macy's-branded stores in 2011. Sales in 2011 were less strong in women's traditional casual apparel, juniors and cold weather merchandise. The Company calculates comparable store sales as sales from stores in operation throughout 2010 and 2011 and all net Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.
Cost of sales was $15,738 million or 59.6% of net sales for 2011, compared to $14,824 million or 59.3% of net sales for 2010, an increase of $914 million. The cost of sales rate as a percent to net sales was higher in 2011, as compared to 2010, primarily due to the expansion of free shipping on macys.com and in stores since the fourth quarter of 2010. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.
Selling, general and administrative (“SG&A”) expenses were $8,281 million or 31.4% of net sales for 2011, compared to $8,260 million or 33.0% of net sales for 2010, an increase of $21 million. The SG&A rate as a percent of net sales was 160 basis points lower in 2011, as compared to 2010, reflecting increased net sales. SG&A expenses in 2011 were impacted by higher selling costs as a result of stronger sales, higher advertising expense, and greater investments in the Company's omnichannel operations, partially offset by higher income from credit operations and lower depreciation and amortization expense. Advertising expense, net of cooperative advertising allowances, was $1,136 million for 2011 compared to $1,072 million for 2010. Advertising expense, net of cooperative advertising allowances, as a percent of net sales was 4.3% for both 2011 and 2010. Income from credit operations was $582 million in 2011 as compared to $332 million in 2010. Depreciation and amortization expense was $1,085 million for 2011, compared to $1,150 million for 2010.
Gain on sale of properties, impairments and store closing costs for 2011 included a $54 million gain from the sale of store leases related to the 2006 divestiture of Lord & Taylor, partially offset by $22 million of asset impairment charges and $7 million of other costs and expenses primarily related to the store closings announced in January 2012.
Impairments and store closing costs for 2010 amounted to $25 million and included $18 million of asset impairment charges and $7 million of other costs and expenses related to the store closings announced in January 2011.
Net interest expense was $443 million for 2011, compared to $574 million for 2010, a decrease of $131 million. Net interest expense for 2011 benefited from lower levels of borrowings as compared to 2010, resulting from both the early retirement of outstanding debt during fiscal 2010 and the repayment of debt at maturity. Interest expense for 2010 also included approximately $66 million of expenses associated with the early retirement of debt.

The Company's effective tax rate of 36.2% for 2011 and 35.8% for 2010 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Comparison of the 52 Weeks Ended January 29, 2011 and January 30, 2010. Net income for 2010 was $847 million, compared to net income of $329 million for 2009, reflecting the benefits of the strategic initiatives at Macy's and the continued strong performance at Bloomingdale's. The net income for 2010 included the impact of $25 million of impairments and store closing costs and approximately $66 million of expenses associated with the early retirement of debt. The net income for 2009 included the impact of $391 million of impairments, store closing costs and division consolidation costs.
Net sales for 2010 totaled $25,003 million, compared to net sales of $23,489 million for 2009, an increase of $1,514 million or 6.4%. On a comparable store basis, net sales for 2010 were up 4.6% compared to 2009. Sales from the Company's Internet businesses in 2010 increased 28.7% compared to 2009 and positively affected the Company's 2010 comparable store sales by 0.9%. The Company has realized continued success in the My Macy's localization strategy. Geographically, sales in 2010 were strongest in Florida and the upper Midwest. By family of business, sales in 2010 were strongest in updated women's apparel, particularly the Company's I-N-C brand, jewelry and watches, men's apparel and accessories, luggage, furniture and mattresses. Sales of the Company's private label brands continued to be strong and represented approximately 20% of net sales in the Macy's-branded stores in 2010. Sales in 2010 were less strong in traditional women's sportswear. The Company calculates comparable store sales as sales from stores in operation throughout 2009 and 2010 and all net Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.
Cost of sales was $14,824 million or 59.3% of net sales for 2010, compared to $13,973 million or 59.5% of net sales for 2009, an increase of $851 million. The improved cost of sales rate reflected the benefit of good inventory management throughout 2010. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.
SG&A expenses were $8,260 million or 33.0% of net sales for 2010, compared to $8,062 million or 34.3% of net sales for 2009, an increase of $198 million. The SG&A rate as a percent of net sales was lower in 2010, as compared to 2009, reflecting an increase in net sales. SG&A expenses in 2010 increased due to higher selling costs as a result of stronger sales, higher workers' compensation and general liability insurance costs, higher pension and supplementary retirement plan expense, and higher costs in support of the Company's omnichannel operations, partially offset by lower depreciation and amortization expense, lower stock-based compensation expense, higher income from credit operations and lower advertising expense. Workers' compensation and general liability insurance costs were $148 million for 2010, compared to $124 million for 2009. Pension and supplementary retirement plan expense amounted to $144 million for 2010, compared to $110 million for 2009. Depreciation and amortization expense was $1,150 million for 2010, compared to $1,210 million for 2009. Stock-based compensation expense was $66 million for 2010, compared to $76 million for 2009. Income from credit operations was $332 million in 2010 as compared to $323 million in 2009. Advertising expense, net of cooperative advertising allowances, was $1,072 million for 2010 compared to $1,087 million for 2009.
Impairments and store closing costs for 2010 amounted to $25 million and included $18 million of asset impairment charges and $7 million of other costs and expenses related to the store closings announced in January 2011.
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
Net interest expense was $574 million for 2010, compared to $556 million for 2009, an increase of $18 million. The increase in net interest expense was primarily due to approximately $66 million of expenses associated with the early retirement of approximately $1,000 million of outstanding debt during 2010, partially offset by lower levels of borrowings due primarily to such early retirement of outstanding debt.
 The Company's effective tax rate of 35.8% for 2010 and 35.2% for 2009 differed from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes and the settlement of various tax issues and tax examinations. Federal, state and local income tax expense for 2009 included a benefit of approximately $21 million related to the settlement of federal income tax examinations, primarily attributable to the disposition of former subsidiaries.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Net cash provided by operating activities in 2011 was $2,093 million, compared to $1,506 million provided in 2010,

reflecting higher net income and a lower pension contribution in 2011. During 2011, the Company made pension funding contributions totaling approximately $375 million, compared to pension funding contributions made during 2010 of approximately $825 million.
The Company is currently planning to make a pension funding contribution of approximately $150 million in 2012.
Net cash used by investing activities was $617 million for 2011, compared to net cash used by investing activities of $465 million for 2010. Investing activities for 2011 include purchases of property and equipment totaling $555 million and capitalized software of $209 million, compared to purchases of property and equipment totaling $339 million and capitalized software of $166 million for 2010. Cash flows from investing activities included $114 million and $74 million from the disposition of property and equipment for 2011 and 2010, respectively.
The Company's budgeted capital expenditures are approximately $850 million for 2012, primarily related to new stores, store remodels, maintenance, the renovation of Macy's Herald Square, technology and omnichannel investments, and distribution network improvements, including construction of a new fulfillment center. Management presently anticipates funding such expenditures with cash on hand and cash from operations.
Net cash used by the Company for all financing activities was $113 million for 2011, including the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $500 million, the repayment of $454 million of debt and the payment of $148 million of cash dividends, partially offset by the issuance of $800 million of debt, the issuance of $162 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $49 million. The debt issued during 2011 includes $550 million of 3.875% senior notes due 2022 and $250 million of 5.125% senior notes due 2042, the proceeds of which will be used to retire indebtedness maturing during the first half of 2012. The debt repaid during 2011 includes $330 million of 6.625% senior notes due April 1, 2011 and $109 million of 7.45% senior debentures due September 15, 2011.
Net cash used by the Company for all financing activities was $1,263 million for 2010, including the repayment of $1,245 million of debt and the payment of $84 million of cash dividends, partially offset by an increase in outstanding checks of $24 million and the issuance of $43 million of common stock, primarily related to the exercise of stock options. The debt repaid during 2010 included the early retirement of approximately $1,000 million of outstanding debt with various stated maturities, and payment at maturity of $76 million of 8.5% senior notes due June 1, 2010 and $150 million of 10.625% senior debentures due November 1, 2010.
On February 27, 2012, the Company notified holders of the $173 million of 8.0% senior debentures due July 15, 2012 of the Company's intent to redeem the debentures on March 29, 2012, as allowed under the terms of the indenture. The price for the redemption is calculated pursuant to the indenture and will result in the recognition of additional interest expense of approximately $4 million. By redeeming this debt early, the Company will save approximately $4 million of interest expense during 2012. In addition, the Company repaid $616 million of 5.35% senior notes due March 15, 2012 at maturity. The Company will also repay $298 million of debt maturing in January 2013, and presently anticipates funding the repayment with cash on hand and cash from operations. Additionally, the Company presently anticipates using cash on hand to continue the acquisition of the Company's common stock during 2012. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
The Company entered into a credit agreement with certain financial institutions on June 20, 2011 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which amount may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire June 20, 2015 and replaced a $2,000 million facility which was set to expire August 30, 2012. As of January 28, 2012 and throughout all of 2011, the Company had no borrowings outstanding under its credit agreements.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for 2011 was 7.44 and its leverage ratio at January 28, 2012 was 2.17, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt and net interest are adjusted to exclude the premium on acquired debt and the resulting amortization, respectively.

A breach of a restrictive covenant in the Company's credit agreement or the inability of the Company to maintain the financial ratios described above could result in an event of default under the credit agreement. In addition, an event of default would occur under the credit agreement if any indebtedness of the Company in excess of an aggregate principal amount of $150 million becomes due prior to its stated maturity or the holders of such indebtedness become able to cause it to become due prior to its stated maturity. Upon the occurrence of an event of default, the lenders could, subject to the terms and conditions of the credit agreement, elect to declare the outstanding principal, together with accrued interest, to be immediately due and payable.
Moreover, most of the Company's senior notes and debentures contain cross-default provisions based on the non-payment at maturity, or other default after an applicable grace period, of any other debt, the unpaid principal amount of which is not less than $100 million, that could be triggered by an event of default under the credit agreement. In such an event, the Company's senior notes and debentures that contain cross-default provisions would also be subject to acceleration.
At January 28, 2012, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $3,800 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.
As a result of upgrades of the notes by specified rating agencies, the rate of interest payable in respect of $612 million in aggregate principal amount of the Company's senior notes outstanding at January 28, 2012 decreased by .25 percent per annum to 8.125% effective in May 2011 and decreased by .25 percent per annum to 7.875%, its stated interest rate, effective in January 2012. The rate of interest payable in respect of these senior notes outstanding at January 28, 2012 could increase by up to 2.0 percent per annum from its current level in the event of one or more downgrades of the notes by specified rating agencies.
On January 5, 2012, the Company's board of directors approved an additional $1,000 million authorization to the Company's existing share repurchase program. During 2011, the Company repurchased approximately 16,356,500 shares of its common stock for a total of approximately $500 million. As of January 28, 2012, the Company had approximately $1,352 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On January 5, 2012, the Company's board of directors declared a quarterly dividend of 20 cents per share on its common stock, payable April 2, 2012 to Macy's shareholders of record at the close of business on March 15, 2012. This dividend reflects an increase of 100% over the previous quarterly dividend rate of 10 cents per share. The dividend had been increased during the second quarter of 2011 to 10 cents per share from the previous quarterly dividend rate of 5 cents per share.
At January 28, 2012, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$1,099	$1,099	$—	$—	$—
Long-term debt	6,404	—	582	1,823	3,999
Interest on debt	5,193	455	812	674	3,252
Capital lease obligations	74	6	10	6	52
Operating leases	2,767	255	468	355	1,689
Letters of credit	34	34	—	—	—
Other obligations	3,838	2,251	563	256	768
	$19,409	$4,100	$2,435	$3,114	$9,760

“Other obligations” in the foregoing table includes post employment and postretirement benefits, self-insurance reserves, group medical/dental/life insurance programs, merchandise purchase obligations and obligations under outsourcing arrangements, construction contracts, energy and other supply agreements identified by the Company and liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year. The Company's merchandise purchase obligations fluctuate on a seasonal basis, typically being higher in the summer and early fall and being lower in the late winter and early spring. The Company purchases a substantial portion of its merchandise inventories and other goods and services otherwise than through binding contracts. Consequently, the amounts shown as “Other obligations” in the foregoing table do not reflect the total amounts that the Company would need to spend on goods and services in order to operate its businesses in the ordinary course.
The Company has not included in the contractual obligations table approximately $134 million of long-term liabilities for unrecognized tax benefits for various tax positions taken or approximately $60 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $18 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year. The Company has not included in the contractual obligation table the $389 million Pension Plan liability. The Company's funding policy is to contribute amounts necessary to satisfy pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the Pension Plan's funded status. The Pension Plan's funded status is affected by many factors including discount rates and the performance of Pension Plan assets. The Company is currently planning to make a pension funding contribution of approximately $150 million in 2012.
Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements in both the near term and over the longer term. The Company's ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. To the extent that the Company's cash balances from time to time exceed amounts that are needed to fund its immediate liquidity requirements, the Company will consider alternative uses of some or all of such excess cash. Such alternative uses may include, among others, the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and the funding of pension related obligations. Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes including the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and the funding of pension related obligations.
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
The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with ASC Subtopic 605-50, “Customer Payments and Incentives.” The Company also receives advertising allowances from approximately 1,000 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors' merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with ASC Subtopic 605-50. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs. The arrangements pursuant to which the Company's vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. Although it is highly unlikely that there will be any significant reduction in historical levels of vendor support, if such a reduction were to occur, the Company could experience higher costs of sales and higher advertising expense, or reduce the amount of advertising that it uses, depending on the specific vendors involved and market conditions existing at the time.
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
Long-Lived Asset Impairment and Restructuring Charges
The carrying values of long-lived assets are periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.
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
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company's retail operating divisions and the Macy's retail operating division is the only reporting unit with goodwill and intangible assets. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The goodwill impairment test currently involves a two-step process. The first step involves estimating the fair value of each reporting unit based on its estimated discounted cash flows and comparing the estimated fair value of each reporting unit to its carrying value. If this comparison indicates that a reporting unit's estimated fair value is less than its carrying value, a second step is required. If applicable, the second step requires the Company to allocate the fair value of the reporting unit to the estimated fair value of the reporting unit's net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.
Beginning with the annual review of the carrying value of goodwill and other intangible assets with indefinite lives in 2012, the goodwill impairment test will begin with an assessment of qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The results of this assessment, which will require the exercise of substantial judgment by the Company, will determine whether it is necessary to perform the two-step goodwill impairment test process.

The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as continued adverse business conditions or other economic factors, would determine the need for impairment testing between annual impairment tests. Based on the results of the most recent annual impairment test of goodwill and indefinite-lived intangible assets completed during the second quarter of 2011, the Company determined that goodwill and indefinite-lived intangible assets were not impaired as of May 28, 2011 and the estimated fair value of the Macy's retail operating division substantially exceeded its carrying value.
The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. Estimating a reporting unit's discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and SG&A rates, capital expenditures, cash flows and the selection and use of an appropriate discount rate. Projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company's annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. The allocation of the estimated fair value of the Company's reporting units to the estimated fair value of their net assets also involves the use of significant assumptions, estimates and judgments. Both the estimates of the fair value of the Company's reporting units and the allocation of the estimated fair value of the reporting units to their net assets are based on the best information available to the Company's management as of the date of the assessment.
The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, including with respect to the estimated future cash flows of the Company's reporting units, the discount rate used to discount such estimated cash flows to their net present value, the reasonableness of the resultant implied control premium relative to the Company's market capitalization, and the appraised fair value of the reporting units' tangible and intangible assets and liabilities, could materially increase or decrease the fair value of the reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge.

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
Uncertain tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Uncertain tax positions meeting the more-likely-than-not recognition threshold are then measured to determine the amount of benefit eligible for recognition in the financial statements. Each uncertain tax position is measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Uncertain tax positions are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. The Company does not anticipate that resolution of these matters will have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Significant judgment is required in evaluating the Company's uncertain tax positions, provision for income taxes, and any valuation allowance recorded against deferred tax assets. Although the Company believes that its judgments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company's historical income provisions and accruals.
Self-Insurance Reserves
The Company, through its insurance subsidiary, is self-insured for workers' compensation and general liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined by third parties based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.
Pension and Supplementary Retirement Plans
The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans in accordance with ASC Topic 715, “Compensation - Retirement Benefits.” Under ASC Topic 715, an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, pension expense is recognized on an accrual basis over employees' approximate service periods. The pension expense calculation is generally independent of funding decisions or requirements. The Company anticipates that Pension and SERP expense, which was approximately $150 million in 2011, will increase by approximately $65 million in 2012.
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. During 2011, the Company made funding contributions to the Pension Plan totaling approximately $375 million. The Company is currently planning to make a pension funding contribution of approximately $150 million in 2012. Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company's Pension Plan cash requirements in both the near term and also over the longer term.
At January 28, 2012, the Company had unrecognized actuarial losses of $1,558 million for the Pension Plan and $195 million for the SERP. The unrecognized losses for the Pension Plan and the SERP will be recognized as a component of pension expense in future years in accordance with ASC Topic 715, and is expected to impact 2012 Pension and SERP expense by approximately $155 million.
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
As of January 29, 2011, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 8.75% to 8.00% based on expected future returns on the portfolio. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2012 pension expense by approximately $8 million.
The Company discounted its future pension obligations using a rate of 4.65% at January 28, 2012, compared to 5.40% at January 29, 2011. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. Pension liability and future pension expense both increase or decrease as the discount rate is reduced or increased, respectively. Lowering the discount rate by 0.25% (from 4.65% to 4.40%) would increase the projected benefit obligation at January 28, 2012 by approximately $107 million and would increase estimated 2012 pension expense by approximately $11 million. Increasing the discount rate by 0.25% (from 4.65% to 4.90%) would decrease the projected benefit obligation at January 28, 2012 by approximately $100 million and would decrease estimated 2012 pension expense by approximately $10 million.
The assumed weighted average age-graded rate of increase in future compensation levels was 4.5% at January 28, 2012 and January 29, 2011 for the Pension Plan, and 4.9% at January 28, 2012 and January 29, 2011 for the SERP. The Company develops its rate of compensation increase assumption on an age-graded basis based on recent experience and reflects an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. Pension liabilities and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Increasing or decreasing the assumed weighted average rate of increase of future compensation levels by 0.25% would increase or decrease the projected benefit obligation at January 28, 2012 by approximately $17 million and change estimated 2012 pension expense by approximately $4 million.

New Pronouncements

In May 2011, the FASB issued Accounting Standard Update No. 2011-04, which amends ASC Topic 820, “Fair Value Measurements and Disclosures,” to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. Certain amendments clarify the intent about the application of existing fair value measurement requirements, while certain other amendments change a principle or requirement for fair value measurement or disclosure. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have an impact on the Company's consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued Accounting Standard Update No. 2011-05, which amends ASC Topic 220, “Comprehensive Income,” to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity. The updated guidance requires that all nonowner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which defers the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal. This guidance, as amended, is effective for interim and annual periods beginning after December 15, 2011. The guidance is limited to the form and content of the financial statements and disclosures, and the Company does not anticipate that the adoption of this guidance will have an impact on the Company's consolidated financial position, results of operations or cash flows.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, which amends ASC Topic 350, “Intangibles - Goodwill and Other.” The guidance amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying amount and whether it is necessary to perform the current two-step goodwill impairment test. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have an impact on the Company's consolidated financial position, results of operations or cash flows.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, which amends ASC Subtopic 210-20, “Offsetting.” The guidance requires enhanced disclosures with improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current guidance. This guidance is effective for interim and annual periods beginning after January 1, 2013. The guidance is limited to the form and content of disclosures, and the Company does not anticipate that the adoption of this guidance will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 7 to the Consolidated Financial Statements. The majority of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 28, 2012, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at January 28, 2012, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
a. Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 28, 2012, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of January 28, 2012, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.
c. Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
d. Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act are filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2011 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information called for by this item is set forth under “Item 1 – Election of Directors” and “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our 2012 Annual Meeting of Shareholders (the “Proxy Statement”), and “Item 1. Business – Executive Officers of the Registrant” in this report and incorporated herein by reference.

Item 11.	Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2011,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

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
3. Exhibits:

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 18, 2010 (the “May 18, 2010 Form 8-K”)

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1995

3.1.2	Article Seventh of the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 24, 2011 (the “May 24, 2011 Form 8-K”)

3.2	Amended and Restated By-Laws	Exhibit 3.2 to the May 24, 2011 Form 8-K

4.1	Amended and Restated Certificate of Incorporation	See Exhibits 3.1, 3.1.1 and 3.1.2

4.2	Amended and Restated By-Laws	See Exhibit 3.2

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

4.4.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1994 Indenture	Exhibit 10.16 to the August 30, 2005 Form 8-K

4.5	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (the “1997 Indenture”)	Exhibit 4.4 to the Company’s Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed on September 11, 1997

4.5.1	First Supplemental Indenture to the 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company’s Current Report on Form 8-K filed on February 6, 1998

4.5.2	Third Supplemental Indenture to the 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-76795) filed on April 22, 1999

4.5.3	Seventh Supplemental Indenture to the 1997 Indenture, dated as of August 30, 2005 among the Company, Macy’s Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to the August 30, 2005 Form 8-K

4.5.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1997 Indenture	Exhibit 10.17 to the August 30, 2005 Form 8-K

4.6
Indenture, dated as of June 17, 1996, among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (the “1996 Indenture”)
Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware

4.6.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and BNY Mellon, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

4.7	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and BNY Mellon, as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed July 21, 2004 by May Delaware

4.7.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy’s Retail and BNY Mellon, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K

4.8	Indenture, dated as of November 2, 2006, by and among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company’s Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006

Exhibit Number	Description	Document if Incorporated by Reference
4.8.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2006

4.8.2	Second Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 12, 2007 (the “March 12, 2007 Form 8-K”)

4.8.3	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the March 12, 2007 Form 8-K

4.8.4	Fourth Supplemental Indenture to the 2006 Indenture, dated as of August 31, 2007, among Macy’s Retail, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 31, 2007

4.8.5	Fifth Supplemental Trust Indenture to the 2006 Indenture, dated as of June 26, 2008, among Macy’s Retail, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 26, 2008

4.9	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee (the "2012 Indenture")	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2012 (the “January 13, 2012 Form 8-K”)

4.9.1	First Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the January 13, 2012 Form 8-K

4.9.2	Second Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the January 13, 2012 Form 8-K

10.1+
Credit Amendment, dated as of June 20, 2011, among the Company, Macy's Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent
Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on June 20, 2011 (the “June 20, 2011 Form 8-K”)

10.2	Guarantee Agreement, dated as of June 20, 2011, among the Company, Macy’s Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.02 to the June 20, 2011 Form 8-K

10.3	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Banc of America Securities LLC	Exhibit 10.6 to the August 30, 2005 Form 8-K

10.4	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and Goldman, Sachs & Co.	Exhibit 10.7 to the August 30, 2005 Form 8-K

10.5	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy’s Retail and J.P. Morgan Securities Inc.	Exhibit 10.8 to the August 30, 2005 Form 8-K

10.6	Commercial Paper Dealer Agreement, dated as of October 4, 2006, among the Company and Loop Capital Markets, LLC	Exhibit 10.6 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2007 ( the 2006 “Form 10-K”)

10.7	Tax Sharing Agreement	Exhibit 10.10 to the Company’s Registration Statement on Form 10, filed on November 27, 1991, as amended (the “Form 10”)

Exhibit Number	Description	Document if Incorporated by Reference

10.8+	Purchase, Sale and Servicing Transfer Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Prime II Receivables Corporation (“Prime II”) and Citibank, N.A. (“Citibank”)	Exhibit 10.3 to the September 8, 2009 Form 10-Q

10.8.1	Letter Agreement, dated August 22, 2005, among the Company, FDS Bank, Prime II and Citibank	Exhibit 10.17.1 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006 (the “2005 Form 10-K”)

10.8.2+	Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.4 to the September 8, 2009 Form 10-Q

10.8.3	Third Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 1, 2006, between the Company and Citibank	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2006

10.8.4+	Fourth Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 22, 2006, between the Company and Citibank	Exhibit 10.5 to the September 8, 2009 Form 10-Q

10.9+	Credit Card Program Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Macy’s Credit and Customer Services, Inc. (“MCCS”) (f/k/a FACS Group, Inc.) and Citibank	Exhibit 10.6 to the September 8, 2009 Form 10-Q

10.9.1+	First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.7 to the September 8, 2009 Form 10-Q

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
Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (the “May 3, 2008 Form 10-Q”)

10.9.4	Restated Letter Agreement, dated May 30, 2008 and effective as of March 22, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.7 to the May 3, 2008 Form 10-Q

10.9.5	Restated Letter Agreement, dated May 30, 2008 and effective as of April 6, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.8 to the May 3, 2008 Form 10-Q

10.9.6	Restated Letter Agreement, dated May 30, 2008 and effective as of June 1, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.9 to the May 3, 2008 Form 10-Q

10.9.7	Restated Third Amendment to Credit Card Program Agreement, dated May 31, 2008 and effective as of February 3, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the May 3, 2008 Form 10-Q

10.9.8+	Fourth Amendment to Credit Card Program Agreement, effective as of August 1, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB.	Exhibit 10.9 to the September 8, 2009 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
10.9.9+	Fifth Amendment to Credit Card Program Agreement, effective as of January 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the September 8, 2009 Form 10-Q

10.9.10+	Sixth Amendment to Credit Card Program Agreement, effective as of June 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.11 to the September 8, 2009 Form 10-Q

10.9.11+	Seventh Amendment to Credit Card Program Agreement, effective as of February 26, 2010, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.9.11 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2010

10.10	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 (the “1995 Plan”) *	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”)

10.11	1992 Incentive Bonus Plan, as amended and restated as of February 3, 2007 *	Appendix B to the Company’s Proxy Statement dated April 4, 2007

10.12	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the 2008 Form 10-K

10.13	Form of Indemnification Agreement *	Exhibit 10.14 to the Form 10

10.14	Executive Severance Plan, effective November 1, 2009 *	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 7, 2009 (the “December 7, 2009 Form 10-Q”)

10.15	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees) *	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2005

10.15.1	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the 2005 Form 10-K

10.15.2	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the Current Report on From 8-K (File No. 001-00079) filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.15.3	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.1 to the March 25, 2010 Form 8-K

10.16	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007

10.17	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the March 23, 2005 Form 8-K

10.17.1	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the March 25, 2010 Form 8-K

10.18	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *

10.19	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan (Founders Award) *	Exhibit 10.1 to the Company’s Quarterly Report on Form 8-K dated March 24, 2009

10.20	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.4 to the March 25, 2010 Form 8-K

10.21	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the 2008 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.21.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *

10.22	Executive Deferred Compensation Plan *	Exhibit 10.30 to the 2008 Form 10-K

10.23
Macy's, Inc. Profit Sharing 401(k) Investment Plan (the "Plan") (amending and restating the Macy's, Inc. Profit Sharing 401(k) Investment Plan and The May Department Stores Company Profit Sharing Plan), effective as of September 1, 2008 *
Exhibit 10.31 to the 2008 Form 10-K

10.23.1	First Amendment to the Plan regarding matching rate with respect to the Plan's 2009 plan year, effective as of January 1, 2009 *	Exhibit 10.28.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 29, 2011 (the “2010 Form 10-K”)

10.23.2	Second Amendment to the Plan regarding certain rollover requirements added by the Pension Protection Act of 2006, restated effective as of January 1, 2008 *	Exhibit 10.28.2 to the 2010 Form 10-K

10.23.3	Third Amendment to the Plan regarding matching rate with respect to the Plan's 2010 plan year, effective January 1, 2010 *	Exhibit 10.28.3 to the 2010 Form 10-K

10.23.4	Fourth Amendment to the Plan regarding deferral percentage and average actual contribution limits, effective January 1, 2010 *	Exhibit 10.28.4 to the 2010 Form 10-K

10.23.5	Fifth Amendment to the Plan regarding the Heroes Earnings Assistance and Relief Tax Act of 2008, effective as of January 1, 2008 *	Exhibit 10.28.5 to the 2010 Form 10-K

10.23.6	Sixth Amendment to the Plan regarding matching rate with respect to the Plan's plan year on or after January 1, 2011, effective as of January 1, 2011 *	Exhibit 10.28.6 to the 2010 Form 10-K

10.23.7	Seventh Amendment to the Plan regarding name change of the Plan effective as of April 1, 2011 *	Exhibit 10.28.7 to the 2010 Form 10-K

10.23.8	Eighth Amendment to the Plan regarding matching contribution formula effective January 1, 2012 *

10.23.9	Ninth Amendment to the Plan regarding the provisions of the Workers, Retiree and Employer Recovery Act of 2007 that waived required minimum distributions for 2009, effective January 1, 2009 *

10.23.10	Tenth Amendment to the Plan regarding diversification requirements effective January 1, 2007 *

10.23.11	Eleventh Amendment to the Plan regarding Puerto Rico participants effective January 1, 2011 *

10.23.12	Twelfth Amendment to the Plan regarding qualified nonelective contributions effective January 1, 2012 *

10.24	Director Deferred Compensation Plan *	Exhibit 10.33 to the 2008 Form 10-K

10.25	Stock Credit Plan for 2008 - 2009 of Macy's, Inc. (as amended as of August 22, 2008) *	Exhibit 10.1 to the August 2, 2008 Form 10-Q

10.26	Macy's, Inc. 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 1, 2009

10.27	Change in Control Plan, effective November 1, 2009, as amended December 9, 2011 *

10.28	Time Sharing Agreement between Macy's, Inc. and Terry J. Lundgren, dated March 25, 2011 *	Exhibit 10.33 to the 2010 Form 10-K.

Exhibit Number	Description	Document if Incorporated by Reference
10.29	Senior Executive Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated March 28, 2012

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certifications by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy’s, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2012, filed on March 28, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

___________________

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
Dennis J. Broderick Executive Vice President, General Counsel and Secretary
Date: March 28, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2012.

Signature	Title

*	Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director
Terry J. Lundgren

*	Chief Financial Officer (principal financial officer)
Karen M. Hoguet

*	Executive Vice President and Controller (principal accounting officer)
Joel A. Belsky

*	Director
Stephen F. Bollenbach

*	Director
Deirdre Connelly

*	Director
Meyer Feldberg

*	Director
Sara Levinson

*	Director
Joseph Neubauer

*	Director
Joseph A. Pichler

*	Director
Joyce M. Roché

*	Director
Craig E. Wetherup

*	Director
Marna C. Whittington
 ___________________

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
Chief Financial Officer
Joel A. Belsky
Executive Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Macy's, Inc.:
We have audited the accompanying consolidated balance sheets of Macy's, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended January 28, 2012. We also have audited Macy's, Inc.'s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy's Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy's, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Macy's, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Cincinnati, Ohio
March 28, 2012

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2011	2010	2009
Net sales	$26,405	$25,003	$23,489
Cost of sales	(15,738)	(14,824)	(13,973)
Gross margin	10,667	10,179	9,516
Selling, general and administrative expenses	(8,281)	(8,260)	(8,062)
Gain on sale of properties, impairments, store closing costs and division consolidation costs	25	(25)	(391)
Operating income	2,411	1,894	1,063
Interest expense	(447)	(579)	(562)
Interest income	4	5	6
Income before income taxes	1,968	1,320	507
Federal, state and local income tax expense	(712)	(473)	(178)
Net income	$1,256	$847	$329
Basic earnings per share	$2.96	$2.00	$0.78
Diluted earnings per share	$2.92	$1.98	$0.78

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,827	$1,464
Receivables	368	338
Merchandise inventories	5,117	4,758
Prepaid expenses and other current assets	465	339
Total Current Assets	8,777	6,899
Property and Equipment – net	8,420	8,813
Goodwill	3,743	3,743
Other Intangible Assets – net	598	637
Other Assets	557	539
Total Assets	$22,095	$20,631
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,103	$454
Merchandise accounts payable	1,593	1,421
Accounts payable and accrued liabilities	2,788	2,525
Income taxes	371	182
Deferred income taxes	408	409
Total Current Liabilities	6,263	4,991
Long-Term Debt	6,655	6,971
Deferred Income Taxes	1,141	1,200
Other Liabilities	2,103	1,939
Shareholders’ Equity:
Common stock (414.2 and 423.3 shares outstanding)	5	5
Additional paid-in capital	5,408	5,696
Accumulated equity	4,015	2,990
Treasury stock	(2,434)	(2,431)
Accumulated other comprehensive loss	(1,061)	(730)
Total Shareholders’ Equity	5,933	5,530
Total Liabilities and Shareholders’ Equity	$22,095	$20,631

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 31, 2009	$5	$5,663	$1,982	$(2,544)	$(486)	$4,620
Net income			329			329
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $166 million					(266)	(266)
Unrealized gain on marketable securities, net of income tax effect of $3 million					5	5
Reclassifications to net income:
Net actuarial gain on postretirement benefit plans, net of income tax effect of $3 million					(4)	(4)
Prior service credit on post employment benefit plans, net of income tax effect of $1 million					(2)	(2)
Total comprehensive income						62
Common stock dividends ($.20 per share)			(84)			(84)
Stock repurchases				(1)		(1)
Stock-based compensation expense		50				50
Stock issued under stock plans		(24)		29		5
Deferred compensation plan distributions				1		1
Balance at January 30, 2010	5	5,689	2,227	(2,515)	(753)	4,653
Net income			847			847
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $4 million					(17)	(17)
Unrealized gain on marketable securities, net of income tax effect of $3 million					5	5
Reclassifications to net income:
Net actuarial loss on postretirement benefit plans, net of income tax effect of $23 million					36	36
Prior service credit on post employment benefit plans, net of income tax effect of $1 million					(1)	(1)
Total comprehensive income						870
Common stock dividends ($.20 per share)			(84)			(84)
Stock repurchases				(1)		(1)
Stock-based compensation expense		47				47
Stock issued under stock plans		(40)		82		42
Deferred compensation plan distributions				3		3
Balance at January 29, 2011	5	5,696	2,990	(2,431)	(730)	5,530
Net income			1,256			1,256
Actuarial loss on post employment and postretirement benefit plans, net of income tax effect of $241 million					(376)	(376)
Unrealized loss on marketable securities, net of income tax effect of $1 million					(2)	(2)
Reclassifications to net income:
Realized gain on marketable securities, net of income tax effect of $4 million					(8)	(8)
Net actuarial loss on postretirement benefit plans, net of income tax effect of $35 million					56	56
Prior service credit on post employment benefit plans, net of income tax effect of $1 million					(1)	(1)
Total comprehensive income						925
Common stock dividends ($.55 per share)			(231)			(231)
Stock repurchases				(502)		(502)
Stock-based compensation expense		48				48
Stock issued under stock plans		(81)		242		161
Retirement of common stock		(255)		255		—
Deferred compensation plan distributions				2		2
Balance at January 28, 2012	$5	$5,408	$4,015	$(2,434)	$(1,061)	$5,933

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2011	2010	2009
Cash flows from operating activities:
Net income	$1,256	$847	$329
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of properties, impairments, store closing costs and division consolidation costs	(25)	25	391
Depreciation and amortization	1,085	1,150	1,210
Stock-based compensation expense	70	66	76
Amortization of financing costs and premium on acquired debt	(15)	(25)	(23)
Changes in assets and liabilities:
(Increase) decrease in receivables	(37)	(51)	7
(Increase) decrease in merchandise inventories	(359)	(143)	154
(Increase) decrease in prepaid expenses and other current assets	(99)	(10)	3
(Increase) decrease in other assets not separately identified	8	2	(16)
Increase in merchandise accounts payable	143	91	29
Increase (decrease) in accounts payable and accrued liabilities not separately identified	109	(45)	(201)
Increase in current income taxes	188	115	40
Increase in deferred income taxes	153	241	123
Decrease in other liabilities not separately identified	(384)	(757)	(372)
Net cash provided by operating activities	2,093	1,506	1,750
Cash flows from investing activities:
Purchase of property and equipment	(555)	(339)	(355)
Capitalized software	(209)	(166)	(105)
Disposition of property and equipment	114	74	60
Proceeds from insurance claims	6	6	26
Other, net	27	(40)	(3)
Net cash used by investing activities	(617)	(465)	(377)
Cash flows from financing activities:
Debt issued	800	—	—
Financing costs	(20)	—	—
Debt repaid	(454)	(1,245)	(966)
Dividends paid	(148)	(84)	(84)
Increase (decrease) in outstanding checks	49	24	(29)
Acquisition of treasury stock	(502)	(1)	(1)
Issuance of common stock	162	43	8
Net cash used by financing activities	(113)	(1,263)	(1,072)
Net increase (decrease) in cash and cash equivalents	1,363	(222)	301
Cash and cash equivalents beginning of period	1,464	1,686	1,385
Cash and cash equivalents end of period	$2,827	$1,464	$1,686
Supplemental cash flow information:
Interest paid	$474	$627	$601
Interest received	4	5	9
Income taxes paid (net of refunds received)	401	108	35

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Macy’s, Inc. and subsidiaries (the “Company”) is a retail organization operating stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 28, 2012, the Company’s operations were conducted through Macy’s, macys.com, Bloomingdale’s, bloomingdales.com and Bloomingdale’s Outlet, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
For 2011, 2010 and 2009, the following merchandise constituted the following percentages of sales:

	2011	2010	2009
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	37%	36%	36%
Feminine Apparel	25	26	26
Men’s and Children’s	23	23	22
Home/Miscellaneous	15	15	16
	100%	100%	100%

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2011, 2010 and 2009 ended on January 28, 2012, January 29, 2011 and January 30, 2010, respectively. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $107 million at January 28, 2012 and $104 million at January 29, 2011.
In connection with the sale of most of the Company’s credit assets to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) (see Note 3, “Receivables”). Income earned under the Program Agreement is treated as a reduction of SG&A expenses on the Consolidated Statements of Income. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit to the Company’s customers through previously existing and newly opened accounts.
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
The Company receives certain allowances from various vendors in support of the merchandise it purchases for resale. The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are generally credited to cost of sales at the time the merchandise is sold in accordance with ASC Subtopic 605-50, “Customer Payments and Incentives.” The Company also receives advertising allowances from approximately 1,000 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with ASC Subtopic 605-50. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.
Advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,136 million for 2011, $1,072 million for 2010 and $1,087 million for 2009. Cooperative advertising allowances that offset advertising and promotional costs were approximately $371 million for 2011, $345 million for 2010 and $298 million for 2009. Department store non-direct response advertising and promotional costs are expensed either as incurred or the first time the advertising occurs. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Subtopic 350-20 “Goodwill.” Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The Company estimates fair value based on discounted cash flows. Historically, the goodwill impairment test involved a two-step process. The first step is a comparison of each reporting unit’s fair value to its carrying value. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess. Commencing in 2012, the Company will be allowed to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform the two-step goodwill impairment process.
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
The Company, through its insurance subsidiary, is self-insured for workers compensation and general liability claims up to certain maximum liability amounts. Although the amounts accrued are actuarially determined based on analysis of historical trends of losses, settlements, litigation costs and other factors, the amounts the Company will ultimately disburse could differ from such accrued amounts.
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
The Company records derivative transactions according to the provisions of ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At January 28, 2012, the Company was not a party to any derivative financial instruments.
The Company records stock-based compensation expense according to the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of ASC Topic 718, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. See Note 12, “Stock Based Compensation,” for further information.
In January 2010, the FASB issued Accounting Standards Update No. 2010-6, which provides amendments and requires new disclosures relating to ASC Topic 820, “Fair Value Measurements and Disclosures,” and also conforming amendments to guidance relating to ASC Topic 715, “Compensation – Retirement Benefits.” The Company adopted this guidance on January 31, 2010, except for the disclosure requirement regarding purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which the Company adopted on January 30, 2011. This guidance is limited to the form and content of disclosures, and the full adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In July 2010, the FASB issued Accounting Standard Update No. 2010-20, which amends various sections of ASC Topic 310, “Receivables,” relating to a company’s allowance for credit losses and the credit quality of its financing receivables. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In December 2010, the FASB issued Accounting Standard Update No. 2010-28, which amends ASC Topic 350, “Goodwill and Other,” relating to the goodwill impairment test of a reporting unit with zero or negative carrying amounts. The Company adopted this guidance on January 30, 2011, and the adoption did not have and is not expected to have have an impact on the Company’s consolidated financial position, results of operations or cash flows.
In September 2011, the FASB issued Accounting Standards Update No. 2011-09, which amends ASC Topic 715,
“Compensation - Retirement Benefits.” This guidance requires additional quantitative and qualitative disclosures for employers who participate in multiemployer pension plans. The Company adopted this guidance on January 28, 2012. This guidance is limited to the form and content of disclosures, and the full adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Gain on Sale of Properties, Impairments, Store Closing Costs and Division Consolidation Costs
Gain on sale of properties, impairments, store closing costs, and division consolidation costs consist of the following:

	2011	2010	2009
	(millions)
Gain on sale of properties	$(54)	$—	$—
Impairments of properties held and used	22	18	115
Store closing costs:
Severance	4	1	2
Other	3	6	4
Division consolidation costs	—	—	270
	$(25)	$25	$391

During 2011, the Company recognized a gain on the sale of store leases related to the 2006 divestiture of Lord & Taylor, partially offset by impairment charges and other costs and expenses related to store closings.

At January 28, 2012, the Company had approximately $82 million of cash in a qualified escrow account, included in prepaid expenses and other current assets, for potential like-kind exchange transactions related to the sale of properties mentioned above.

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
During January 2012, the Company announced the closure of ten Macy's and Bloomingdale's stores; during January 2011, the Company announced the closure of three Macy’s stores; and during January 2010, the Company announced the closure of five Macy’s stores. In connection with these announcements and the plans to dispose of these locations, the Company incurred severance costs and other costs related to lease obligations and other store liabilities. For 2010, these costs also included a loss on the sale of one property to be disposed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows for 2011, 2010 and 2009, the beginning and ending balance of, and the activity associated with, the severance accruals established in connection with announced store closings:

	2011	2010	2009
	(millions)
Balance, beginning of year	$1	$2	$4
Charged to store closing costs	4	1	2
Payments	(1)	(2)	(4)
Balance, end of year	$4	$1	$2

The Company expects to pay out the 2011 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to April 28, 2012.
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
In February 2009, the Company announced the expansion of the My Macy’s localization initiative across the country. Also as part of the My Macy’s transformation, the Company’s Macy’s branded stores were reorganized in a unified operating structure, through division consolidations, to support the Macy’s business. Division central office organizations were eliminated in New York-based Macy’s East, San Francisco-based Macy’s West, Atlanta-based Macy’s Central and Miami-based Macy’s Florida. The New York-based Macy’s Home Store and Macy’s Corporate Marketing divisions no longer exist as separate entities. Home Store functions were integrated into the Macy’s national merchandising, merchandise planning, stores and marketing organizations. Macy’s Corporate Marketing was integrated into the new unified marketing organization. The New York-based Macy’s Merchandising Group was refocused solely on the design, development and marketing of the Macy’s family of private brands.
The costs and expenses associated with the division consolidations and localization initiatives consisted primarily of severance costs and other human resource-related costs.
The following table shows for 2010 and 2009, the beginning and ending balance of, and the activity associated with, the severance accruals established in connection with the division consolidations and localization initiatives:

	2010	2009

Balance, beginning of year	$69	$30
Charged to division consolidation costs	—	166
Payments	(69)	(127)
Balance, end of year	$—	$69

3.	Receivables
Receivables were $368 million at January 28, 2012, compared to $338 million at January 29, 2011.
In connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) with an initial term of 10 years expiring on July 17, 2016 and, unless terminated by either party as of the expiration of the initial term, an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.
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
Amounts received under the Program Agreement were $772 million for 2011, $528 million for 2010 and $525 million for 2009, and are treated as reductions of SG&A expenses on the Consolidated Statements of Income. The Company’s earnings from credit operations, net of servicing expenses, were $582 million for 2011, $332 million for 2010, and $323 million for 2009.

4.	Inventories
Merchandise inventories were $5,117 million at January 28, 2012, compared to $4,758 million at January 29, 2011. At these dates, the cost of inventories using the LIFO method approximated the cost of such inventories using the FIFO method. The application of the LIFO method did not impact cost of sales for 2011, 2010 or 2009.

5.	Properties and Leases

	January 28, 2012	January 29, 2011
	(millions)
Land	$1,689	$1,702
Buildings on owned land	5,234	5,148
Buildings on leased land and leasehold improvements	2,165	2,227
Fixtures and equipment	5,275	5,752
Leased properties under capitalized leases	43	33
	14,406	14,862
Less accumulated depreciation and amortization	5,986	6,049
	$8,420	$8,813

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minimum rental commitments (excluding executory costs) at January 28, 2012, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year:
2012	$6	$255	$261
2013	5	244	249
2014	5	224	229
2015	3	187	190
2016	3	168	171
After 2015	52	1,689	1,741
Total minimum lease payments	74	$2,767	$2,841
Less amount representing interest	35
Present value of net minimum capitalized lease payments	$39

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($4 million) and long-term ($35 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of approximately $54 million on operating leases.
The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating approximately $369 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.
Rental expense consists of:

	2011	2010	2009
	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$—	$—	$—
Operating leases –
Minimum rentals	242	234	230
Contingent rentals	19	16	15
	261	250	245
Less income from subleases –
Operating leases	(18)	(15)	(16)
	$243	$235	$229
Personal property – Operating leases	$10	$10	$12

Included as a reduction to the expense above is deferred rent amortization of $8 million, $7 million and $7 million for 2011, 2010 and 2009, respectively, related to contributions received from landlords.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	January 28, 2012	January 29, 2011
	(millions)
Non-amortizing intangible assets
Goodwill	$9,125	$9,125
Accumulated impairment losses	(5,382)	(5,382)
	3,743	3,743
Tradenames	414	414
	$4,157	$4,157
Amortizing intangible assets
Favorable leases	$234	$250
Customer relationships	188	188
	422	438
Accumulated amortization
Favorable leases	(117)	(113)
Customer relationships	(121)	(102)
	(238)	(215)
	$184	$223

Intangible amortization expense amounted to $39 million for 2011, $41 million for 2010 and $41 million for 2009.
Future estimated intangible amortization expense is shown below:

(millions)
Fiscal year:
2012	$37
2013	34
2014	31
2015	21
2016	8

Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years) and customer relationship intangible assets are being amortized over their estimated useful lives of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Financing
The Company’s debt is as follows:

	January 28, 2012	January 29, 2011
	(millions)
Short-term debt:
5.35% Senior notes due 2012	$616	$—
5.875% Senior notes due 2013	298	—
8.0% Senior debentures due 2012	173	—
6.625% Senior notes due 2011	—	330
7.45% Senior debentures due 2011	—	109
Capital lease and current portion of other long-term obligations	16	15
	$1,103	$454
Long-term debt:
5.9% Senior notes due 2016	$977	$977
7.875% Senior notes due 2015 *	612	612
3.875% Senior notes due 2022	550	—
6.375% Senior notes due 2037	500	500
5.75% Senior notes due 2014	453	453
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
5.125% Senior debentures due 2042	250	—
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
7.45% Senior debentures due 2016	123	123
7.625% Senior debentures due 2013	109	109
7.875% Senior debentures due 2036	108	108
7.5% Senior debentures due 2015	100	100
8.125% Senior debentures due 2035	76	76
8.75% Senior debentures due 2029	61	61
8.5% Senior debentures due 2019	36	36
9.5% amortizing debentures due 2021	33	37
10.25% Senior debentures due 2021	33	33
7.6% Senior debentures due 2025	24	24
9.75% amortizing debentures due 2021	18	20
7.875% Senior debentures due 2030	18	18
5.35% Senior notes due 2012	—	616
5.875% Senior notes due 2013	—	298
8.0% Senior debentures due 2012	—	173
Premium on acquired debt, using an effective interest yield of 5.017% to 6.165%	216	239
Capital lease and other long-term obligations	43	43
	$6,655	$6,971
 ________________

*
The rate of interest payable in respect of these senior notes was increased by one percent per annum to 8.875% in April 2009 as a result of a downgrade of the notes by specified rating agencies, was decreased by 0.50 percent per annum to 8.375% effective in May 2010 as a result of an upgrade of the notes by specified rating agencies, was decreased by 0.25 percent per annum to 8.125% effective in May 2011 as a result of an upgrade of the notes by specified rating agencies, and was decreased by 0.25 percent per annum to 7.875%, its stated interest rate, effective in January 2012 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes could increase by up to 2.0% per annum from its current level in the event of one or more downgrades of the notes by specified rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense is as follows:

	2011	2010	2009
	(millions)
Interest on debt	$467	$535	$587
Premium on early retirement of long-term debt	—	66	—
Amortization of debt premium	(23)	(31)	(33)
Amortization of financing costs	8	11	10
Interest on capitalized leases	3	3	3
	455	584	567
Less interest capitalized on construction	8	5	5
	$447	$579	$562

Future maturities of long-term debt, other than capitalized leases and premium on acquired debt, are shown below:

(millions)
Fiscal year:
2013	$121
2014	461
2015	718
2016	1,105
2017	306
After 2017	3,693

During 2011, 2010 and 2009, the Company repaid $439 million, $226 million and $270 million, respectively, of indebtedness at maturity.

On January 10, 2012, the Company issued $550 million aggregate principal amount of 3.875% senior notes due 2022 and $250 million aggregate principal amount of 5.125% senior notes due 2042, the proceeds of which will be used to retire indebtedness maturing during the first half of 2012.

On February 27, 2012, the Company notified holders of the $173 million of 8.0% senior debentures due July 15, 2012 of the Company's intent to redeem the debentures on March 29, 2012, as allowed under the terms of the indenture. The price for the redemption is calculated pursuant to the indenture and will result in the recognition of additional interest expense of approximately $4 million. By redeeming this debt early, the Company will save approximately $4 million of interest expense during 2012. In addition, the Company repaid $616 million of 5.35% senior notes due March 15, 2012 at maturity.

During 2010, the Company used approximately $1,067 million of cash to repurchase approximately $1,000 million of indebtedness prior to maturity. In connection with these repurchases, the Company recognized additional interest expense of approximately $66 million in 2010 due to the expenses associated with the early retirement of this debt.
In 2009, the Company completed a cash tender offer pursuant to which it purchased approximately $680 million of its outstanding debt scheduled to mature in 2009 for aggregate consideration, including accrued and unpaid interest, of approximately $686 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the detail of debt repayments:

	2011	2010	2009
	(millions)
6.625% Senior notes due 2011	$330	$170	$—
7.45% Senior debentures due 2011	109	41	—
5.35% Senior notes due 2012	—	484	—
8.0% Senior debentures due 2012	—	27	—
5.875% Senior notes due 2013	—	52	—
7.625% Senior debentures due 2013	—	16	—
5.75% Senior notes due 2014	—	47	—
7.875% Senior notes due 2015	—	38	—
5.90% Senior notes due 2016	—	123	—
7.45% Senior debentures due 2016	—	2	—
10.625% Senior debentures due 2010	—	150	—
8.5% Senior notes due 2010	—	76	—
4.8% Senior notes due 2009	—	—	600
6.3% Senior notes due 2009	—	—	350
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	2	2	2
Capital leases and other obligations	9	13	10
	$454	$1,245	$966

The following summarizes certain components of the Company’s debt:
Bank Credit Agreement
The Company entered into a credit agreement with certain financial institutions on June 20, 2011 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which amount may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This credit agreement is set to expire June 20, 2015 and replaces a $2,000 million facility which was set to expire August 30, 2012.
As of January 28, 2012, and January 29, 2011, there were no revolving credit loans outstanding under these credit agreements. However, there were less than $1 million of standby letters of credit outstanding at January 28, 2012 and January 29, 2011. There were no borrowings under these agreements throughout all of 2011 and 2010. Revolving loans under the credit agreement bear interest based on various published rates.
This agreement, which is an obligation of a wholly-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent has fully and unconditionally guaranteed this obligation, subject to specified limitations.The Company’s interest coverage ratio for 2011 was 7.44 and its leverage ratio at January 28, 2012 was 2.17, in each case as calculated in accordance with the credit agreement. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt and net interest are adjusted to exclude the premium on acquired debt and the resulting amortization, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Commercial Paper
The Company is a party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. The Company had no commercial paper outstanding under its commercial paper program throughout all of 2011 and 2010.
This program, which is an obligation of a wholly-owned subsidiary of Macy’s, Inc., is not secured. However, Parent has fully and unconditionally guaranteed the obligations.
Senior Notes and Debentures
The senior notes and the senior debentures are unsecured obligations of a wholly-owned subsidiary of Macy’s, Inc. and Parent has fully and unconditionally guaranteed these obligations (see Note 17, “Condensed Consolidating Financial Information”).
Other Financing Arrangements
At January 28, 2012 and January 29, 2011, the Company had dedicated approximately $52 million of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were approximately $34 million and $38 million of other standby letters of credit outstanding at January 28, 2012 and January 29, 2011, respectively.

8.	Accounts Payable and Accrued Liabilities

	January 28, 2012	January 29, 2011
	(millions)
Accounts payable	$669	$559
Gift cards and customer award certificates	725	654
Accrued wages and vacation	317	311
Taxes other than income taxes	186	195
Lease related liabilities	164	168
Current portion of workers’ compensation and general liability reserves	136	144
Current portion of post employment and postretirement benefits	94	88
Accrued interest	86	98
Dividends payable	83	—
Allowance for future sales returns	76	67
Severance and relocation	4	1
Other	248	240
	$2,788	$2,525

Adjustments to the allowance for future sales returns, which amounted to a charge of $9 million for 2011, a charge of $2 million for 2010, and a charge of $6 million for 2009 are reflected in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2011	2010	2009
	(millions)
Balance, beginning of year	$488	$478	$495
Charged to costs and expenses	144	148	124
Payments, net of recoveries	(139)	(138)	(141)
Balance, end of year	$493	$488	$478

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At January 28, 2012 and January 29, 2011, workers’ compensation and general liability reserves included $98 million and $93 million, respectively, of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

9.	Taxes
Income tax expense is as follows:

	2011			2010			2009
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$519	$144	$663	$217	$234	$451	$48	$84	$132
State and local	43	6	49	12	10	22	9	37	46
	$562	$150	$712	$229	$244	$473	$57	$121	$178

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2011, 2010 and 2009 to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2011	2010	2009
	(millions)
Expected tax	$689	$462	$177
State and local income taxes, net of federal income tax benefit	31	14	30
Settlement of federal tax examinations	—	—	(21)
Other	(8)	(3)	(8)
	$712	$473	$178

The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of the 2010, 2009 and 2008 tax years. During the fourth quarter of 2009, the Company settled IRS examinations for fiscal years 2007 and 2006. As a result of the settlement, the Company recognized previously unrecognized tax benefits and related accrued interest, primarily attributable to the disposition of former subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 28, 2012	January 29, 2011
	(millions)
Deferred tax assets:
Post employment and postretirement benefits	$559	$473
Accrued liabilities accounted for on a cash basis for tax purposes	227	195
Long-term debt	109	117
Unrecognized state tax benefits and accrued interest	77	91
State operating loss carryforwards	52	61
Other	155	144
Valuation allowance	(34)	(35)
Total deferred tax assets	1,145	1,046
Deferred tax liabilities:
Excess of book basis over tax basis of property and equipment	(1,733)	(1,793)
Merchandise inventories	(531)	(483)
Intangible assets	(195)	(162)
Other	(235)	(217)
Total deferred tax liabilities	(2,694)	(2,655)
Net deferred tax liability	$(1,549)	$(1,609)

The valuation allowance at January 28, 2012 and January 29, 2011 relates to net deferred tax assets for state net operating loss carryforwards. The net change in the valuation allowance amounted to a decrease of $1 million for 2011 and an increase of $2 million for 2010.
As of January 28, 2012, the Company had no federal net operating loss carryforwards and state net operating loss carryforwards of approximately $1,079 million, which will expire between 2012 and 2031.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 28, 2012	January 29, 2011
	(millions)
Balance, beginning of period	$205	$207
Additions based on tax positions related to the current year	23	19
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(21)	(8)
Settlements	(15)	(4)
Statute expirations	(13)	(9)
Balance, end of period	$179	$205
Amounts recognized in the Consolidated Balance Sheets at January 28, 2012 and January 29, 2011
Current income taxes	$18	$11
Long-term deferred income taxes	27	24
Other liabilities	134	170
	$179	$205

As of January 28, 2012 and January 29, 2011, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $116 million and $133 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. Federal, state and local interest and penalties, which amounted to a credit of $2 million for 2011, a charge of $5 million for 2010, and a charge of $4 million for 2009, are reflected in income tax expense.
The Company had approximately $69 million and $80 million accrued for the payment of federal, state and local interest and penalties at January 28, 2012 and January 29, 2011, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at January 28, 2012 and January 29, 2011 are insignificant. At January 28, 2012, approximately $60 million of federal, state and local interest and penalties is included in other liabilities and $9 million is included in current income taxes on the Consolidated Balance Sheets.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2002. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Retirement Plans
The Company has a funded defined benefit plan (“Pension Plan”) and a defined contribution plan (“Retirement Plan”) which cover substantially all employees who work 1,000 hours or more in a year. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions. In addition, the Company has an unfunded defined benefit supplementary retirement plan (“SERP”), which provides benefits, for certain employees, in excess of qualified plan limitations. Effective January 2, 2012, the SERP was closed to new participants.
Pension Plan
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of January 28, 2012 and January 29, 2011:

	2011	2010
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,024	$2,879
Service cost	102	99
Interest cost	160	158
Actuarial loss	375	103
Benefits paid	(203)	(215)
Projected benefit obligation, end of year	$3,458	$3,024
Changes in plan assets
Fair value of plan assets, beginning of year	$2,804	$1,865
Actual return on plan assets	93	329
Company contributions	375	825
Benefits paid	(203)	(215)
Fair value of plan assets, end of year	$3,069	$2,804
Funded status at end of year	$(389)	$(220)
Amounts recognized in the Consolidated Balance Sheets at January 28, 2012 and January 29, 2011
Other liabilities	$(389)	$(220)
Amounts recognized in accumulated other comprehensive (income) loss at January 28, 2012 and January 29, 2011
Net actuarial loss	$1,558	$1,116
Prior service credit	(1)	(2)
	$1,557	$1,114

The accumulated benefit obligation for the Pension Plan was $3,178 million as of January 28, 2012 and $2,791 million as of January 29, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive income for the Pension Plan included the following actuarially determined components:

	2011	2010	2009
	(millions)
Net Periodic Pension Cost
Service cost	$102	$99	$81
Interest cost	160	158	173
Expected return on assets	(248)	(218)	(187)
Amortization of net actuarial loss	88	61	—
Amortization of prior service credit	(1)	(1)	(1)
	101	99	66
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial (gain) loss	530	(9)	311
Amortization of net actuarial loss	(88)	(61)	—
Amortization of prior service credit	1	1	1
	443	(69)	312
Total recognized in net periodic pension cost and other comprehensive income	$544	$30	$378

The estimated net actuarial loss and prior service credit for the Pension Plan that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost during 2012 are $139 million and $(1) million, respectively.
As permitted under ASC Subtopic 715-30, “Defined Benefit Plans – Pension,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the Pension Plan.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at January 28, 2012 and January 29, 2011:

	2011	2010
Discount rate	4.65%	5.40%
Rate of compensation increases	4.50%	4.50%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2011	2010	2009
Discount rate	5.40%	5.65%	7.45%
Expected long-term return on plan assets	8.00%	8.75%	8.75%
Rate of compensation increases	4.50%	4.50%	5.40%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through the asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 55% equity securities, 30% debt securities, 10% real estate and 5% private equities.
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
The fair values of the Pension Plan assets as of January 28, 2012, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$240	$—	$240	$—
Equity securities:
U.S.	805	251	554	—
International	648	—	648	—
Fixed income securities:
U. S. Treasury bonds	128	—	128	—
Other Government bonds	31	—	31	—
Agency backed bonds	5	—	5	—
Corporate bonds	310	—	310	—
Mortgage-backed securities and forwards	112	—	112	—
Asset-backed securities	21	—	21	—
Pooled funds	266	—	266	—
Other types of investments:
Real estate	228	—	—	228
Hedge funds	143	—	—	143
Private equity	162	—	—	162
Total	$3,099	$251	$2,315	$533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 29, 2011, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$381	$—	$381	$—
Equity securities:
U.S.	814	238	576	—
International	517	—	517	—
Fixed income securities:
U. S. Treasury bonds	54	—	54	—
Other Government bonds	28	—	28	—
Agency backed bonds	11	—	11	—
Corporate bonds	267	—	267	—
Mortgage-backed securities and forwards	107	—	107	—
Asset-backed securities	19	—	19	—
Pooled funds	180	—	180	—
Other types of investments:
Real estate	201	—	—	201
Hedge funds	143	—	—	143
Private equity	144	—	—	144
Total	$2,866	$238	$2,140	$488

Corporate bonds consist primarily of investment grade bonds of U.S. issuers from diverse industries.
The fair value of the real estate, hedge funds and private equity investments represents the reported net asset value of shares or underlying assets of the investment. Private equity and real estate investments are valued using fair values per the most recent financial reports provided by the investment sponsor, adjusted as appropriate for any lag between the date of the financial reports and the Company’s reporting date. The real estate investments are diversified across property types and geographical areas primarily in the United States of America. Private equity investments generally consist of limited partnerships in the United States of America, Europe and Asia. The hedge fund investments are through a fund of funds approach.
Due to the nature of the underlying assets of the real estate, hedge funds and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of January 28, 2012 and January 29, 2011, certain of these investments are generally subject to lock-up periods, ranging from three to fifteen years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to twice per year, and certain of these investments are subject to advance notice requirements, ranging from sixty-day notification to ninety-day notification. As of January 28, 2012 and January 29, 2011, the Pension Plan had unfunded commitments related to certain of these investments totaling approximately $109 million and $133 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a summary of changes in fair value of the Pension Plan’s level 3 assets for 2011 and 2010:

	2011	2010
	(millions)
Balance, beginning of year	$488	$413
Actual gain on plan assets:
Relating to assets still held at the reporting date	9	28
Relating to assets sold during the period	22	18
Purchases	48	69
Sales	(34)	(40)
Balance, end of year	$533	$488

During 2011 and 2010, the Company made funding contributions to the Pension Plan totaling approximately $375 million and $825 million, respectively. The Company is currently planning to make a funding contribution to the Pension Plan of approximately $150 million in 2012.
The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year:
2012	$251
2013	244
2014	244
2015	245
2016	254
2017-2021	1,292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan
The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of January 28, 2012 and January 29, 2011:

	2011	2010
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$688	$680
Service cost	6	6
Interest cost	36	37
Actuarial loss	90	22
Benefits paid	(49)	(57)
Projected benefit obligation, end of year	$771	$688
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Company contributions	49	57
Benefits paid	(49)	(57)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(771)	$(688)
Amounts recognized in the Consolidated Balance Sheets at January 28, 2012 and January 29, 2011
Accounts payable and accrued liabilities	$(55)	$(52)
Other liabilities	(716)	(636)
	$(771)	$(688)
Amounts recognized in accumulated other comprehensive (income) loss at January 28, 2012 and January 29, 2011
Net actuarial loss	$195	$113
Prior service credit	(1)	(2)
	$194	$111

The accumulated benefit obligation for the supplementary retirement plan was $739 million as of January 28, 2012 and $645 million as of January 29, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive income for the supplementary retirement plan included the following actuarially determined components:

	2011	2010	2009
	(millions)
Net Periodic Pension Cost
Service cost	$6	$6	$4
Interest cost	36	37	42
Amortization of net actuarial loss	8	3	—
Amortization of prior service credit	(1)	(1)	(2)
	49	45	44
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Income
Net actuarial (gain) loss	90	22	113
Amortization of net actuarial loss	(8)	(3)	—
Amortization of prior service credit	1	1	2
	83	20	115
Total recognized in net periodic pension cost and other comprehensive income	$132	$65	$159

The estimated net actuarial loss and prior service credit for the supplementary retirement plan that will be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost during 2012 are $16 million and $(1) million, respectively.
As permitted under ASC Subtopic 715-30, “Defined Benefit Plans – Pension,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the plans.
The following weighted average assumptions were used to determine the projected benefit obligations for the supplementary retirement plan at January 28, 2012 and January 29, 2011:

	2011	2010
Discount rate	4.65%	5.40%
Rate of compensation increases	4.90%	4.90%

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2011	2010	2009
Discount rate	5.40%	5.65%	7.45%
Rate of compensation increases	4.90%	4.90%	7.20%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year:
2012	$55
2013	57
2014	59
2015	59
2016	62
2017-2021	272

Retirement Plan
The Retirement Plan includes a voluntary savings feature for eligible employees. The Company’s contribution is based on a stated matching contribution rate based on an employee’s eligible savings. The matching contribution rate is higher for those employees not eligible for the Pension Plan than for employees eligible for the Pension Plan. Expense for the Retirement Plan amounted to $10 million for 2011, $9 million for 2010 and $9 million for 2009.
Deferred Compensation Plan
The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At January 28, 2012 and January 29, 2011, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $45 million and $46 million, respectively. Expense for 2011, 2010 and 2009 was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of January 28, 2012 and January 29, 2011:

	2011	2010
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$278	$278
Service cost	—	—
Interest cost	14	15
Actuarial (gain) loss	(3)	8
Medicare Part D subsidy	2	2
Benefits paid	(25)	(25)
Accumulated postretirement benefit obligation, end of year	$266	$278
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Company contributions	25	25
Benefits paid	(25)	(25)
Fair value of plan assets, end of year	$—	$—
Funded status at end of year	$(266)	$(278)
Amounts recognized in the Consolidated Balance Sheets at January 28, 2012 and January 29, 2011
Accounts payable and accrued liabilities	$(29)	$(30)
Other liabilities	(237)	(248)
	$(266)	$(278)
Amounts recognized in accumulated other comprehensive (income) loss at January 28, 2012 and January 29, 2011
Net actuarial gain	$(23)	$(25)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive income included the following actuarially determined components:

	2011	2010	2009
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	14	15	19
Amortization of net actuarial gain	(5)	(5)	(7)
Amortization of prior service credit	—	—	—
	9	10	12
Other Changes in Plan Assets and Projected Benefit Obligation
Recognized in Other Comprehensive Income
Net actuarial (gain) loss	(3)	8	8
Amortization of net actuarial gain	5	5	7
Amortization of prior service credit	—	—	—
	2	13	15
Total recognized in net periodic postretirement benefit cost and other comprehensive income	$11	$23	$27

The estimated net actuarial gain of the postretirement obligations that will be amortized from accumulated other comprehensive (income) loss into net postretirement benefit cost during 2012 is $(3) million.
As permitted under ASC Subtopic 715-60, “Defined Benefit Plans – Other Postretirement,” the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive the benefits under the plans.
The following weighted average assumptions were used to determine the accumulated postretirement benefit obligations at January 28, 2012 and January 29, 2011:

	2011	2010
Discount rate	4.65%	5.40%

The following weighted average assumptions were used to determine the net postretirement benefit costs for the postretirement obligations:

	2011	2010	2009
Discount rate	5.40%	5.65%	7.45%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at January 28, 2012 and January 29, 2011:

	2011	2010
Health care cost trend rates assumed for next year	8.08% - 9.62%	8.38% – 10.08%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2022	2022

The assumed health care cost trend rates have a significant effect on the amounts reported for the accumulated postretirement benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase	1 – Percentage Point Decrease
	(millions)
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	$15	$(13)

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year:
2012	$28	$1
2013	27	1
2014	25	1
2015	22	1
2016	21	1
2017-2021	95	4

12.	Stock Based Compensation
During 2009, the Company obtained shareholder approval for the Macy’s 2009 Omnibus Incentive Compensation Plan under which up to fifty-one million shares of Common Stock may be issued. This plan is intended to help the Company attract and retain directors, officers, other key executives and employees and is also intended to provide incentives and rewards relating to the Company’s business plans to encourage such persons to devote themselves to the business of the Company. Prior to 2009, the Company had two equity plans; the Macy's 1995 Executive Equity Incentive Plan and the Macy's 1994 Stock Incentive Plan. After shareholders approved the 2009 Omnibus Incentive Compensation Plan, Common Stock may no longer be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted under the Macy's 1995 Executive Equity Incentive Plan or the Macy's 1994 Stock Incentive Plan. The following disclosures present the Company’s equity plans on a combined basis. The equity plan is administered by the Compensation and Management Development Committee of the Board of Directors (the “CMD Committee”). The CMD Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors.
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
As of January 28, 2012, 36.6 million shares of common stock were available for additional grants pursuant to the Company’s equity plan. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2011	2010	2009
	(millions)
Stock options	$28	$34	$43
Stock credits	20	19	26
Restricted stock	2	2	3
Restricted stock units	20	11	4
	$70	$66	$76

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income. The income tax benefit recognized in the Consolidated Statements of Income related to stock-based compensation was approximately $25 million, approximately $24 million, and approximately $28 million, for 2011, 2010 and 2009, respectively.
During 2011 and 2010, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of three-year performance periods ending February 1, 2014 and February 2, 2013, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the CMD Committee in connection with the issuance of the units. The performance objectives are based on the Company’s business plan covering the performance period. The performance objectives include achieving a cumulative EBITDA level for the performance period and also include an EBITDA as a percent to sales ratio and a return on invested capital ratio. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 150% of the Target Shares granted.
Also during 2011 and 2010, the CMD Committee approved awards of time-based restricted stock to certain senior executives of the Company and awards of time-based restricted stock units to the non-employee members of the Company’s board of directors.
During 2009, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company (the “Founders Awards”). The Founders Awards were earned upon the completion of the three-year performance period ended January 28, 2012 as determined based on the achievement of relative total shareholder return (“TSR”) performance objectives set by the CMD Committee in connection with the issuance of the units. Relative TSR reflected the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a ten-company executive compensation peer group over the performance period, assuming the reinvestment of dividends. Because the Company’s TSR for the performance period was above the 66th percentile for the peer group, 100% of the award opportunity had been earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock-options granted during 2011, 2010 and 2009 and the weighted average assumptions used to estimate the fair value are as follows:

	2011	2010	2009
Weighted average grant date fair value of stock options granted during the period	$7.12	$7.34	$2.51
Dividend yield	2.3%	1.0%	2.3%
Expected volatility	38.8%	37.6%	36.4%
Risk-free interest rate	2.0%	2.7%	1.9%
Expected life	5.6 years	5.5 years	5.4 years

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
Stock option activity for 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	38,101.3	$25.59
Granted	4,874.9	$23.43
Canceled or forfeited	(1,532.7)	$26.90
Exercised	(7,038.2)	$20.07
Outstanding, end of period	34,405.3	$26.36
Exercisable, end of period	23,381.3	$29.57	4.1	$99
Options expected to vest	9,701.1	$19.56	8.1	$138

Additional information relating to stock options is as follows:

	2011	2010	2009
	(millions)
Intrinsic value of options exercised	$64	$13	$2
Grant date fair value of stock options that vested during the year	50	55	71
Cash received from stock options exercised	141	39	8
Tax benefits realized from exercised stock options and vested restricted stock	20	4	—

The Company also has a stock credit plan. In 2006, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending February 2, 2008. In general, with respect to the stock credits awarded to participants in 2006, the value of one half of the stock credits earned plus reinvested dividend equivalents was paid in cash in early 2010 and the value of the other half of such earned stock credits plus reinvested dividend equivalents was paid in cash in early 2011. In 2008, key management personnel became eligible to earn a stock credit grant over a two-year performance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period ending January 30, 2010. There were a total of 1,649,870 stock credit awards outstanding as of January 28, 2012, relating to the 2008 grant. In general, with respect to the stock credits awarded to participants in 2008, the value of one-half of the stock credits earned plus reinvested dividend equivalents was paid in cash in early 2012 and the value of the other half of such earned stock credits plus reinvested dividend equivalents will be paid in cash in early 2013. Compensation expense for stock credit awards is recorded on a straight-line basis primarily over the vesting period and is calculated based on the ending stock price for each reporting period. At January 28, 2012 and January 29, 2011, the liability under the stock credit plans, which is reflected in accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, was $55 million and $52 million, respectively.
Activity related to stock credits for 2011 is as follows:

Shares
Stock credits, beginning of period	2,418,345
Additional dividend equivalents earned	20,961
Stock credits forfeited	(61,807)
Stock credits distributed	(727,629)
Stock credits, end of period	1,649,870

The weighted average grant date fair value of restricted stock and restricted stock units granted during 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Restricted stock	$23.43	$20.89	$—
Restricted stock units	$23.69	$20.95	$3.59

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
Restricted stock award activity for 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	250,046	$28.48
Granted	115,236	23.43
Forfeited	(5,724)	21.84
Vested	(145,936)	33.90
Nonvested, end of period	213,622	$22.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to restricted stock units for 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	3,788,634	$8.57
Granted – performance-based	715,100	23.43
Performance adjustment	476,922	22.72
Granted – time-based	37,719	28.63
Dividend equivalents	116,422	23.04
Forfeited	(288,071)	10.29
Vested	(40,401)	22.54
Nonvested, end of period	4,806,325	$12.47

There have been no grants of stock appreciation rights under the equity plans.
As of January 28, 2012, the Company had $39 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years, $2 million of unrecognized compensation costs related to nonvested restricted stock, which is expected to be recognized over a weighted average period of approximately 1.6 years, and $26 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.3 years.

13.	Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 487.3 million shares of Common Stock issued and 414.2 million shares of Common Stock outstanding at January 28, 2012, and with 495.0 million shares of Common Stock issued and 423.3 million shares of Common Stock outstanding at January 29, 2011 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
During 2011, the Company retired 7.7 million shares of Common Stock.
The Company's board of directors approved an additional $1,000 million in authorization to purchase Common Stock on January 5, 2012. Combined with previous authorizations commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $10,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. During 2011, the Company purchased approximately 16,356,500 shares of Common Stock under its share repurchase program for a total of approximately $500 million. As of January 28, 2012, approximately $1,352 million of authorization remained unused. The Company may continue or, from time to time, suspend repurchases of its shares under its share repurchase program, depending on prevailing market conditions, alternative uses of capital and other factors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
			(thousands)
Balance at January 31, 2009	495,038.5	(1,317.7)	(73,637.0)	(74,954.7)	420,083.8
Stock issued under stock plans		(105.0)	937.9	832.9	832.9
Stock repurchases:
Repurchase program				—	—
Other			(130.1)	(130.1)	(130.1)
Deferred compensation plan distributions		56.6		56.6	56.6
Balance at January 30, 2010	495,038.5	(1,366.1)	(72,829.2)	(74,195.3)	420,843.2
Stock issued under stock plans		(48.8)	2,439.5	2,390.7	2,390.7
Stock repurchases:
Repurchase program				—	—
Other			(58.5)	(58.5)	(58.5)
Deferred compensation plan distributions		165.9		165.9	165.9
Balance at January 29, 2011	495,038.5	(1,249.0)	(70,448.2)	(71,697.2)	423,341.3
Stock issued under stock plans		(87.2)	7,274.1	7,186.9	7,186.9
Stock repurchases:
Repurchase program			(16,356.5)	(16,356.5)	(16,356.5)
Other			(80.1)	(80.1)	(80.1)
Deferred compensation plan distributions		89.4		89.4	89.4
Retirement of common stock	(7,700.0)		7,700.0	7,700.0	—
Balance at January 28, 2012	487,338.5	(1,246.8)	(71,910.7)	(73,157.5)	414,181.0

14.	Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis:

	January 28, 2012				January 29, 2011
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$81	$—	$81	$—	$95	$41	$54	$—

On February 25, 2011, the Company sold its investment in The Knot, Inc. and unrecognized gains in accumulated other comprehensive income were reclassified into the Consolidated Statements of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or by using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
The following table shows the estimated fair value of the Company’s long-term debt:

	January 28, 2012			January 29, 2011
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,404	$6,620	$7,343	$6,702	$6,941	$6,969

The following table shows certain of the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during 2011 and 2010:

	January 28, 2012				January 29, 2011
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets held and used	$5	$—	$—	$5	$18	$—	$—	$18

During 2011, long-lived assets held and used with a carrying value of $27 million were written down to their fair value of $5 million, resulting in an asset impairment charge of $22 million. During 2010, long-lived assets held and used with a carrying value of $36 million were written down to their fair value of $18 million, resulting in an asset impairment charge of $18 million. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2011			2010			2009
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$1,256		423.5	$847		422.2	$329		420.4
Shares to be issued under deferred compensation plans			1.0			1.1			1.3
	$1,256		424.5	$847		423.3	$329		421.7
Basic earnings per share		$2.96			$2.00			$0.78
Effect of dilutive securities –
Stock options, restricted stock and restricted stock units			5.9			4.0			1.5
	$1,256		430.4	$847		427.3	$329		423.2
Diluted earnings per share		$2.92			$1.98			$0.78

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 9.3 million shares of common stock and restricted stock units relating to 2.1 million shares of common stock were outstanding at January 28, 2012, stock options to purchase 24.8 million shares of common stock and restricted stock units relating to 1.0 million shares of common stock were outstanding at January 29, 2011, and stock options to purchase 28.9 million of shares of common stock, 75,000 shares of restricted stock and restricted stock units relating to 2.9 million shares of common stock were outstanding at January 30, 2010, but were not included in the computation of diluted earnings per share for 2011, 2010 and 2009, respectively, because their inclusion would have been antidilutive or these shares were subject to performance conditions that had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Results (unaudited)
Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2011:
Net sales	$5,889	$5,939	$5,853	$8,724
Cost of sales	(3,586)	(3,457)	(3,544)	(5,151)
Gross margin	2,303	2,482	2,309	3,573
Selling, general and administrative expenses	(1,973)	(1,976)	(2,018)	(2,314)
Gain on sale of properties, impairments, store closing costs and division consolidation costs	—	—	—	25
Net income	131	241	139	745
Basic earnings per share	.31	.56	.33	1.77
Diluted earnings per share	.30	.55	.32	1.74
2010:
Net sales	$5,574	$5,537	$5,623	$8,269
Cost of sales	(3,378)	(3,214)	(3,377)	(4,855)
Gross margin	2,196	2,323	2,246	3,414
Selling, general and administrative expenses	(1,993)	(1,953)	(2,069)	(2,245)
Gain on sale of properties, impairments, store closing costs and division consolidation costs	—	—	—	(25)
Net income	23	147	10	667
Basic earnings per share	.05	.35	.02	1.57
Diluted earnings per share	.05	.35	.02	1.55

17.	Condensed Consolidating Financial Information
Certain debt obligations of the Company described in Note 7, which constitute debt obligations of Parent’s wholly-owned subsidiary, Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”) are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, West 34th Street Insurance Company (prior to a merger, known separately as Leadville Insurance Company and Snowdin Insurance Company), Macy’s Merchandising Group, Inc. and its subsidiary Macy’s Merchandising Group International, LLC. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”
Condensed Consolidating Balance Sheets as of January 28, 2012 and January 29, 2011, the related Condensed Consolidating Statements of Operations for 2011, 2010 and 2009, and the related Condensed Consolidating Statements of Cash Flows for 2011, 2010, and 2009 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of January 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$2,533	$38	$256	$—	$2,827
Receivables	—	58	310	—	368
Merchandise inventories	—	2,722	2,395	—	5,117
Prepaid expenses and other current assets	—	152	313	—	465
Total Current Assets	2,533	2,970	3,274	—	8,777
Property and Equipment – net	—	4,827	3,593	—	8,420
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	153	445	—	598
Other Assets	4	73	480	—	557
Intercompany Receivable	520	—	2,963	(3,483)	—
Investment in Subsidiaries	3,210	2,435	—	(5,645)	—
Total Assets	$6,267	$13,773	$11,183	$(9,128)	$22,095
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$1,099	$4	$—	$1,103
Merchandise accounts payable	—	731	862	—	1,593
Accounts payable and accrued liabilities	248	1,103	1,437	—	2,788
Income taxes	46	29	296	—	371
Deferred income taxes	—	314	94	—	408
Total Current Liabilities	294	3,276	2,693	—	6,263
Long-Term Debt	—	6,630	25	—	6,655
Intercompany Payable	—	3,483	—	(3,483)	—
Deferred Income Taxes	4	351	786	—	1,141
Other Liabilities	36	771	1,296	—	2,103
Shareholders’ Equity (Deficit)	5,933	(738)	6,383	(5,645)	5,933
Total Liabilities and Shareholders’ Equity	$6,267	$13,773	$11,183	$(9,128)	$22,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Operations
For 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,405	$21,312	$(8,312)	$26,405
Cost of sales	—	(8,274)	(15,721)	8,257	(15,738)
Gross margin	—	5,131	5,591	(55)	10,667
Selling, general and administrative expenses	5	(4,585)	(3,756)	55	(8,281)
Gain on sale of properties, impairments, store closing costs and division consolidation costs	—	28	(3)	—	25
Operating income (loss)	5	574	1,832	—	2,411
Interest (expense) income, net:
External	1	(443)	(1)	—	(443)
Intercompany	(1)	(191)	192	—	—
Equity in earnings of subsidiaries	1,253	548	—	(1,801)	—
Income before income taxes	1,258	488	2,023	(1,801)	1,968
Federal, state and local income tax benefit (expense)	(2)	27	(737)	—	(712)
Net income	$1,256	$515	$1,286	$(1,801)	$1,256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,256	$515	$1,286	$(1,801)	$1,256
Gain on sale of properties, impairments, store closing costs and division consolidation costs	—	(28)	3	—	(25)
Equity in earnings of subsidiaries	(1,253)	(548)	—	1,801	—
Dividends received from subsidiaries	612	175	—	(787)	—
Depreciation and amortization	—	517	568	—	1,085
(Increase) decrease in working capital	5	(110)	50	—	(55)
Other, net	(18)	(166)	16	—	(168)
Net cash provided by operating activities	602	355	1,923	(787)	2,093
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(171)	(473)	—	(644)
Other, net	38	16	(27)	—	27
Net cash provided (used) by investing activities	38	(155)	(500)	—	(617)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	349	(3)	—	346
Dividends paid	(148)	—	(787)	787	(148)
Common stock acquired, net of issuance of common stock	(340)	—	—	—	(340)
Intercompany activity, net	1,186	(529)	(657)	—	—
Other, net	21	(23)	31	—	29
Net cash provided (used) by financing activities	719	(203)	(1,416)	787	(113)
Net increase (decrease) in cash and cash equivalents	1,359	(3)	7	—	1,363
Cash and cash equivalents at beginning of period	1,174	41	249	—	1,464
Cash and cash equivalents at end of period	$2,533	$38	$256	$—	$2,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of January 29, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,174	$41	$249	$—	$1,464
Receivables	—	89	249	—	338
Merchandise inventories	—	2,589	2,169	—	4,758
Prepaid expenses and other current assets	—	98	241	—	339
Total Current Assets	1,174	2,817	2,908	—	6,899
Property and Equipment – net	—	5,013	3,800	—	8,813
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	184	453	—	637
Other Assets	4	133	402	—	539
Deferred Income Tax Assets	19	—	—	(19)	—
Intercompany Receivable	1,651	—	2,737	(4,388)	—
Investment in Subsidiaries	2,908	2,598	—	(5,506)	—
Total Assets	$5,756	$14,060	$10,728	$(9,913)	$20,631
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$451	$3	$—	$454
Merchandise accounts payable	—	680	741	—	1,421
Accounts payable and accrued liabilities	144	1,031	1,350	—	2,525
Income taxes	29	18	135	—	182
Deferred income taxes	—	299	110	—	409
Total Current Liabilities	173	2,479	2,339	—	4,991
Long-Term Debt	—	6,942	29	—	6,971
Intercompany Payable	—	4,388	—	(4,388)	—
Deferred Income Taxes	—	387	832	(19)	1,200
Other Liabilities	53	786	1,100	—	1,939
Shareholders’ Equity (Deficit)	5,530	(922)	6,428	(5,506)	5,530
Total Liabilities and Shareholders’ Equity	$5,756	$14,060	$10,728	$(9,913)	$20,631

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Operations
For 2010
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,124	$19,900	$(8,021)	$25,003
Cost of sales	—	(8,006)	(14,782)	7,964	(14,824)
Gross margin	—	5,118	5,118	(57)	10,179
Selling, general and administrative expenses	(8)	(4,519)	(3,790)	57	(8,260)
Gain on sale of properties, impairments, store closing costs and division consolidation costs.	—	(21)	(4)	—	(25)
Operating income (loss)	(8)	578	1,324	—	1,894
Interest (expense) income, net:
External	2	(575)	(1)	—	(574)
Intercompany	(2)	(165)	167	—	—
Equity in earnings of subsidiaries	852	417	—	(1,269)	—
Income before income taxes	844	255	1,490	(1,269)	1,320
Federal, state and local income tax benefit (expense)	3	65	(541)	—	(473)
Net income	$847	$320	$949	$(1,269)	$847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2010
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$847	$320	$949	$(1,269)	$847
Gain on sale of properties, impairments, store closing costs and division consolidation costs	—	21	4	—	25
Equity in earnings of subsidiaries	(852)	(417)	—	1,269	—
Dividends received from subsidiaries	541	250	—	(791)	—
Depreciation and amortization	—	566	584	—	1,150
(Increase) decrease in working capital	179	(454)	232	—	(43)
Other, net	8	(526)	45	—	(473)
Net cash provided (used) by operating activities	723	(240)	1,814	(791)	1,506
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(178)	(247)	—	(425)
Other, net	—	—	(40)	—	(40)
Net cash used by investing activities	—	(178)	(287)	—	(465)
Cash flows from financing activities:
Debt repaid	—	(1,242)	(3)	—	(1,245)
Dividends paid	(84)	—	(791)	791	(84)
Issuance of common stock, net of common stock acquired	42	—	—	—	42
Intercompany activity, net	(710)	1,656	(946)	—	—
Other, net	(115)	(15)	154	—	24
Net cash provided (used) by financing activities	(867)	399	(1,586)	791	(1,263)
Net decrease in cash and cash equivalents	(144)	(19)	(59)	—	(222)
Cash and cash equivalents at beginning of period	1,318	60	308	—	1,686
Cash and cash equivalents at end of period	$1,174	$41	$249	$—	$1,464

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Operations
For 2009
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$12,791	$16,700	$(6,002)	$23,489
Cost of sales	—	(7,836)	(12,073)	5,936	(13,973)
Gross margin	—	4,955	4,627	(66)	9,516
Selling, general and administrative expenses	(8)	(4,616)	(3,504)	66	(8,062)
Gain on sale of properties, impairments, store closing costs and division consolidation costs.	—	(226)	(165)	—	(391)
Operating income (loss)	(8)	113	958	—	1,063
Interest (expense) income, net:
External	3	(558)	(1)	—	(556)
Intercompany	(2)	(153)	155	—	—
Equity in earnings of subsidiaries	333	201	—	(534)	—
Income (loss) before income taxes	326	(397)	1,112	(534)	507
Federal, state and local income tax benefit (expense)	3	232	(413)	—	(178)
Net income (loss)	$329	$(165)	$699	$(534)	$329

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2009
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$329	$(165)	$699	$(534)	$329
Gain on sale of properties, impairments, store closing costs and division consolidation costs	—	226	165	—	391
Equity in earnings of subsidiaries	(333)	(201)	—	534	—
Dividends received from subsidiaries	436	60	—	(496)	—
Depreciation and amortization	—	619	591	—	1,210
(Increase) decrease in working capital	114	163	(245)	—	32
Other, net	73	(96)	(189)	—	(212)
Net cash provided by operating activities	619	606	1,021	(496)	1,750
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(147)	(227)	—	(374)
Other, net	—	—	(3)	—	(3)
Net cash used by investing activities	—	(147)	(230)	—	(377)
Cash flows from financing activities:
Debt repaid	—	(963)	(3)	—	(966)
Dividends paid	(84)	—	(496)	496	(84)
Issuance of common stock, net of common stock acquired	7	—	—	—	7
Intercompany activity, net	(247)	493	(246)	—	—
Other, net	(24)	3	(8)	—	(29)
Net cash used by financing activities	(348)	(467)	(753)	496	(1,072)
Net increase (decrease) in cash and cash equivalents	271	(8)	38	—	301
Cash and cash equivalents at beginning of period	1,047	68	270	—	1,385
Cash and cash equivalents at end of period	$1,318	$60	$308	$—	$1,686