Form 10-Q
period 2012-04-28
Macy's, Inc.
filed 2012-06-04
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 1-13536

Incorporated in Delaware	I.R.S. Employer Identification No.
13-3324058

7 West Seventh Street
Cincinnati, Ohio 45202
(513) 579-7000
and
151 West 34th Street
New York, New York 10001
(212) 494-1602

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2012
Common Stock, $0.01 par value per share	413,149,189 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$6,143	$5,889
Cost of sales	(3,757)	(3,586)
Gross margin	2,386	2,303
Selling, general and administrative expenses	(1,995)	(1,973)
Operating income	391	330
Interest expense	(113)	(117)
Interest income	1	1
Income before income taxes	279	214
Federal, state and local income tax expense	(98)	(83)
Net income	$181	$131
Basic earnings per share	$.43	$.31
Diluted earnings per share	$.43	$.30

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net income	$181	$131
Other comprehensive income (loss), net of taxes:
Post employment and postretirement benefit plans, net of tax effect of $15 million and $9 million	23	13
Marketable securities, net of tax effect of $5 million	—	(10)
Total other comprehensive income	23	3
Comprehensive income	$204	$134

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,891	$2,827	$1,152
Receivables	277	368	225
Merchandise inventories	5,465	5,117	5,159
Prepaid expenses and other current assets	400	465	378
Total Current Assets	8,033	8,777	6,914
Property and Equipment - net of accumulated depreciation and amortization of $6,159, $5,986 and $6,258	8,359	8,420	8,636
Goodwill	3,743	3,743	3,743
Other Intangible Assets – net	589	598	628
Other Assets	553	557	496
Total Assets	$21,277	$22,095	$20,417
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$313	$1,103	$741
Merchandise accounts payable	2,346	1,593	2,131
Accounts payable and accrued liabilities	2,225	2,788	2,071
Income taxes	104	371	68
Deferred income taxes	411	408	397
Total Current Liabilities	5,399	6,263	5,408
Long-Term Debt	6,644	6,655	6,343
Deferred Income Taxes	1,128	1,141	1,284
Other Liabilities	2,073	2,103	1,694
Shareholders’ Equity	6,033	5,933	5,688
Total Liabilities and Shareholders’ Equity	$21,277	$22,095	$20,417

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$181	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256	268
Stock-based compensation expense	21	16
Amortization of financing costs and premium on acquired debt	(5)	(4)
Changes in assets and liabilities:
Decrease in receivables	95	113
Increase in merchandise inventories	(348)	(401)
(Increase) decrease in prepaid expenses and other current assets	61	(28)
(Increase) decrease in other assets not separately identified	21	(2)
Increase in merchandise accounts payable	720	655
Decrease in accounts payable and accrued liabilities not separately identified	(450)	(415)
Decrease in current income taxes	(267)	(114)
Increase (decrease) in deferred income taxes	(24)	69
Increase (decrease) in other liabilities not separately identified	4	(221)
Net cash provided by operating activities	265	67
Cash flows from investing activities:
Purchase of property and equipment	(168)	(61)
Capitalized software	(46)	(33)
Disposition of property and equipment	23	4
Other, net	(11)	26
Net cash used by investing activities	(202)	(64)
Cash flows from financing activities:
Debt repaid	(795)	(335)
Dividends paid	(83)	(21)
Increase (decrease) in outstanding checks	(16)	10
Acquisition of treasury stock	(246)	(2)
Issuance of common stock	141	33
Net cash used by financing activities	(999)	(315)
Net decrease in cash and cash equivalents	(936)	(312)
Cash and cash equivalents beginning of period	2,827	1,464
Cash and cash equivalents end of period	$1,891	$1,152
Supplemental cash flow information:
Interest paid	$89	$101
Interest received	1	1
Income taxes paid (net of refunds received)	328	123

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores and websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (the "2011 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2011 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended April 28, 2012 and April 30, 2011, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended April 28, 2012 and April 30, 2011 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts for the most recent year.
The Company records income from credit operations as a reduction of Selling, General and Administrative expenses. Income from credit operations was $143 million and $100 million for the 13 weeks ended April 28, 2012 and April 30, 2011, respectively, which resulted primarily from improvement in actual and expected collection rates.
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2011-04, which amends Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures," to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States of America and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. Certain amendments clarify the intent about the application of existing fair value measurement requirements, while certain other amendments change a principle or requirement for fair value measurement or disclosure. The Company adopted this guidance as of January 29, 2012, and adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
In June 2011, the FASB issued Accounting Standard Update No. 2011-05, which amends ASC Topic 220, "Comprehensive Income," to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity. The updated guidance requires that all nonowner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, which defers the requirement to present on the face of the financial statements items that are reclassified from other comprehensive income to net income, while the FASB further deliberates this aspect of the proposal. The guidance is limited to the form and content of the financial statements and disclosures. The Company adopted this guidance, as amended, as of January 29, 2012, and adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, which amends ASC Topic 350, "Intangibles - Goodwill and Other." The guidance amends the impairment test for goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying amount and

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

whether it is necessary to perform the current two-step goodwill impairment test. The Company adopted this guidance as of January 29, 2012, and adoption is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, which amends ASC Subtopic 210-20, "Offsetting." The guidance requires enhanced disclosures with improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current guidance or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current guidance. This guidance is effective for interim and annual periods beginning after January 1, 2013. The guidance is limited to the form and content of disclosures, and the Company does not anticipate that the adoption of this guidance will have an impact on the Company's consolidated financial position, results of operations or cash flows.

2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	April 28, 2012			April 30, 2011
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$181		415.4	$131		424.1
Shares to be issued under deferred compensation plans			1.7			1.0
	$181		417.1	$131		425.1
Basic earnings per share		$.43			$.31
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			7.2			4.9
	$181		424.3	$131		430.0
Diluted earnings per share		$.43			$.30

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 8.3 million shares of common stock, 250,000 shares of restricted stock and restricted stock units relating to 2.5 million shares of common stock were outstanding at April 28, 2012, but were not included in the computation of diluted earnings per share for the 13 weeks ended April 28, 2012 because their inclusion would have been antidilutive or these shares were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 24.6 million shares of common stock, 115,000 shares of restricted stock and restricted stock units relating to 1.8 million shares of common stock were outstanding at April 30, 2011, but were not included in the computation of diluted earnings per share for the 13 weeks ended April 30, 2011 because their inclusion would have been antidilutive or these shares were subject to performance conditions that had not been met.

3.    Financing Activities
On January 10, 2012, the Company issued $550 million aggregate principal amount of 3.875% senior notes due 2022 and $250 million aggregate principal amount of 5.125% senior notes due 2042, the proceeds of which were used to retire indebtedness maturing during the 13 weeks ended April 28, 2012.
On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of approximately $4 million. By redeeming this debt early, the Company will save approximately $4 million of interest expense during 2012. In addition, the Company repaid $616 million of 5.35% senior notes due March 15, 2012 at maturity.
During the 13 weeks ended April 30, 2011, the Company repaid $330 million of indebtedness at maturity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table shows the detail of debt repayments:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
	(millions)
5.35% Senior notes due 2012	$616	$—
8.0% Senior debentures due 2012	173	—
6.625% Senior notes due 2011	—	330
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	3	2
	$795	$335
During the 13 weeks ended April 28, 2012, the Company repurchased 5,406,500 shares of its common stock pursuant to existing stock purchase authorizations at an approximate cost of $214 million. As of April 28, 2012, the Company had approximately $1,138 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

4.    Benefit Plans
The Company has a funded defined benefit plan ("Pension Plan") and a defined contribution plan, which cover substantially all employees who work 1,000 hours or more in a year. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions. The Company also has an unfunded defined benefit supplementary retirement plan, which provides benefits, for certain employees, in excess of qualified plan limitations. Effective January 2, 2012, the supplementary retirement plan was closed to new participants.
During the 13 weeks ended April 30, 2011, the Company made a funding contribution to the Pension Plan of $225 million.
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
In March 2010, President Obama signed into law the "Patient Protection and Affordable Care Act" and the "Health Care and Education Affordability Reconciliation Act of 2010" (the "2010 Acts"). The 2010 Acts contain provisions which impact the accounting for postretirement obligations. Based on the analysis to date, the impact of the provisions in the 2010 Acts on the Company's postretirement obligations has not and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company continues to evaluate the impact of the 2010 Acts on the active and retiree benefit plans offered by the Company.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
	(millions)
Pension Plan
Service cost	$28	$26
Interest cost	39	40
Expected return on assets	(63)	(62)
Recognition of net actuarial loss	35	21
Amortization of prior service credit	—	—
	$39	$25
Supplementary Retirement Plan
Service cost	$2	$1
Interest cost	8	9
Recognition of net actuarial loss	4	2
Amortization of prior service credit	—	—
	$14	$12
Postretirement Obligations
Service cost	$—	$—
Interest cost	3	4
Recognition of net actuarial gain	(1)	(1)
Amortization of prior service cost	—	—
	$2	$3

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	April 28, 2012				April 30, 2011
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$76	$—	$76	$—	$65	$—	$65	$—

On February 25, 2011, the Company sold its investment in The Knot, Inc. and unrecognized gains in accumulated other comprehensive income were reclassified and recognized into Selling, General and Administrative expenses in the Consolidated Statements of Income.
Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments. The fair values of long-term debt, excluding capitalized leases, are estimated based on quoted market prices for publicly traded debt or by using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, and are classified as level 3 measurements within the hierarchy as defined by applicable accounting standards.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt:

	April 28, 2012			April 30, 2011
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,399	$6,609	$7,312	$6,081	$6,314	$6,416

6.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a wholly-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including FDS Bank, West 34th Street Insurance Company (prior to a merger, known separately as Leadville Insurance Company and Snowdin Insurance Company), Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group International, LLC, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group (Hong Kong) Limited, and Macy's Merchandising Group International (Hong Kong) Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
Condensed Consolidating Balance Sheets as of April 28, 2012, April 30, 2011 and January 28, 2012, the related Condensed Consolidating Statements of Comprehensive Income (Loss) for the 13 weeks ended April 28, 2012 and April 30, 2011, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended April 28, 2012 and April 30, 2011 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,520	$36	$335	$—	$1,891
Receivables	—	46	231	—	277
Merchandise inventories	—	2,840	2,625	—	5,465
Prepaid expenses and other current assets	—	89	311	—	400
Income taxes	43	—	—	(43)	—
Total Current Assets	1,563	3,011	3,502	(43)	8,033
Property and Equipment – net	—	4,736	3,623	—	8,359
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	145	444	—	589
Other Assets	4	70	479	—	553
Intercompany Receivable	1,398	—	2,754	(4,152)	—
Investment in Subsidiaries	3,228	2,508	—	(5,736)	—
Total Assets	$6,193	$13,785	$11,230	$(9,931)	$21,277
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$310	$3	$—	$313
Merchandise accounts payable	—	1,106	1,240	—	2,346
Accounts payable and accrued liabilities	120	871	1,234	—	2,225
Income taxes	—	18	129	(43)	104
Deferred income taxes	—	313	98	—	411
Total Current Liabilities	120	2,618	2,704	(43)	5,399
Long-Term Debt	—	6,619	25	—	6,644
Intercompany Payable	—	4,152	—	(4,152)	—
Deferred Income Taxes	7	341	780	—	1,128
Other Liabilities	33	795	1,245	—	2,073
Shareholders' Equity (Deficit)	6,033	(740)	6,476	(5,736)	6,033
Total Liabilities and Shareholders' Equity	$6,193	$13,785	$11,230	$(9,931)	$21,277

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended April 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$3,041	$5,144	$(2,042)	$6,143
Cost of sales	—	(1,956)	(3,829)	2,028	(3,757)
Gross margin	—	1,085	1,315	(14)	2,386
Selling, general and administrative expenses	(2)	(1,060)	(947)	14	(1,995)
Operating income (loss)	(2)	25	368	—	391
Interest (expense) income, net:
External	1	(113)	—	—	(112)
Intercompany	(1)	(35)	36	—	—
Equity in earnings of subsidiaries	183	63	—	(246)	—
Income (loss) before income taxes	181	(60)	404	(246)	279
Federal, state and local income tax benefit (expense)	—	35	(133)	—	(98)
Net income (loss)	$181	$(25)	$271	$(246)	$181
Comprehensive income (loss)	$204	$(2)	$281	$(279)	$204

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$181	$(25)	$271	$(246)	$181
Equity in earnings of subsidiaries	(183)	(63)	—	246	—
Dividends received from subsidiaries	188	—	—	(188)	—
Depreciation and amortization	—	118	138	—	256
(Increase) decrease in working capital	(104)	85	(170)	—	(189)
Other, net	2	38	(23)	—	17
Net cash provided by operating activities	84	153	216	(188)	265
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(23)	(168)	—	(191)
Other, net	—	—	(11)	—	(11)
Net cash used by investing activities	—	(23)	(179)	—	(202)
Cash flows from financing activities:
Debt repaid	—	(794)	(1)	—	(795)
Dividends paid	(83)	—	(188)	188	(83)
Common stock acquired, net of issuance of common stock	(105)	—	—	—	(105)
Intercompany activity, net	(865)	666	199	—	—
Other, net	(44)	(4)	32	—	(16)
Net cash provided (used) by financing activities	(1,097)	(132)	42	188	(999)
Net increase (decrease) in cash and cash equivalents	(1,013)	(2)	79	—	(936)
Cash and cash equivalents at beginning of period	2,533	38	256	—	2,827
Cash and cash equivalents at end of period	$1,520	$36	$335	$—	$1,891

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 30, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$753	$37	$362	$—	$1,152
Receivables	—	35	190	—	225
Merchandise inventories	—	2,738	2,421	—	5,159
Prepaid expenses and other current assets	—	94	284	—	378
Income taxes	4	—	—	(4)	—
Total Current Assets	757	2,904	3,257	(4)	6,914
Property and Equipment – net	—	4,908	3,728	—	8,636
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	176	452	—	628
Other Assets	4	80	412	—	496
Deferred Income Tax Assets	96	—	—	(96)	—
Intercompany Receivable	2,045	—	2,564	(4,609)	—
Investment in Subsidiaries	2,944	2,696	—	(5,640)	—
Total Assets	$5,846	$14,079	$10,841	$(10,349)	$20,417
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$738	$3	$—	$741
Merchandise accounts payable	—	1,015	1,116	—	2,131
Accounts payable and accrued liabilities	101	857	1,113	—	2,071
Income taxes	—	35	37	(4)	68
Deferred income taxes	—	291	106	—	397
Total Current Liabilities	101	2,936	2,375	(4)	5,408
Long-Term Debt	—	6,315	28	—	6,343
Intercompany Payable	—	4,609	—	(4,609)	—
Deferred Income Taxes	—	506	874	(96)	1,284
Other Liabilities	57	683	954	—	1,694
Shareholders' Equity (Deficit)	5,688	(970)	6,610	(5,640)	5,688
Total Liabilities and Shareholders' Equity	$5,846	$14,079	$10,841	$(10,349)	$20,417

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended April 30, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,993	$4,940	$(2,044)	$5,889
Cost of sales	—	(1,923)	(3,693)	2,030	(3,586)
Gross margin	—	1,070	1,247	(14)	2,303
Selling, general and administrative expenses	(2)	(1,105)	(880)	14	(1,973)
Operating income (loss)	(2)	(35)	367	—	330
Interest (expense) income, net:
External	—	(116)	—	—	(116)
Intercompany	—	(50)	50	—	—
Equity in earnings of subsidiaries	132	92	—	(224)	—
Income (loss) before income taxes	130	(109)	417	(224)	214
Federal, state and local income tax benefit (expense)	1	56	(140)	—	(83)
Net income (loss)	$131	$(53)	$277	$(224)	$131
Comprehensive income (loss)	$134	$(50)	$282	$(232)	$134

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 30, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$131	$(53)	$277	$(224)	$131
Equity in earnings of subsidiaries	(132)	(92)	—	224	—
Dividends received from subsidiaries	100	—	—	(100)	—
Depreciation and amortization	—	129	139	—	268
(Increase) decrease in working capital	(33)	76	(233)	—	(190)
Other, net	(73)	38	(107)	—	(142)
Net cash provided (used) by operating activities	(7)	98	76	(100)	67
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(16)	(74)	—	(90)
Other, net	—	37	(11)	—	26
Net cash provided (used) by investing activities	—	21	(85)	—	(64)
Cash flows from financing activities:
Debt repaid	—	(335)	—	—	(335)
Dividends paid	(21)	—	(100)	100	(21)
Issuance of common stock, net of common stock acquired	31	—	—	—	31
Intercompany activity, net	(381)	214	167	—	—
Other, net	(43)	(2)	55	—	10
Net cash provided (used) by financing activities	(414)	(123)	122	100	(315)
Net increase (decrease) in cash and cash equivalents	(421)	(4)	113	—	(312)
Cash and cash equivalents at beginning of period	1,174	41	249	—	1,464
Cash and cash equivalents at end of period	$753	$37	$362	$—	$1,152

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of January 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$2,533	$38	$256	$—	$2,827
Receivables	—	58	310	—	368
Merchandise inventories	—	2,722	2,395	—	5,117
Prepaid expenses and other current assets	—	152	313	—	465
Total Current Assets	2,533	2,970	3,274	—	8,777
Property and Equipment – net	—	4,827	3,593	—	8,420
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	153	445	—	598
Other Assets	4	73	480	—	557
Intercompany Receivable	520	—	2,963	(3,483)	—
Investment in Subsidiaries	3,210	2,435	—	(5,645)	—
Total Assets	$6,267	$13,773	$11,183	$(9,128)	$22,095
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$1,099	$4	$—	$1,103
Merchandise accounts payable	—	731	862	—	1,593
Accounts payable and accrued liabilities	248	1,103	1,437	—	2,788
Income taxes	46	29	296	—	371
Deferred income taxes	—	314	94	—	408
Total Current Liabilities	294	3,276	2,693	—	6,263
Long-Term Debt	—	6,630	25	—	6,655
Intercompany Payable	—	3,483	—	(3,483)	—
Deferred Income Taxes	4	351	786	—	1,141
Other Liabilities	36	771	1,296	—	2,103
Shareholders' Equity (Deficit)	5,933	(738)	6,383	(5,645)	5,933
Total Liabilities and Shareholders' Equity	$6,267	$13,773	$11,183	$(9,128)	$22,095

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of the following discussion, all references to "first quarter of 2012" and "first quarter of 2011" are to the Company's 13-week fiscal periods ended April 28, 2012 and April 30, 2011, respectively.
The Company is an omnichannel retail organization operating stores and websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com.
The Company is focused on three key strategies for continued growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy's localization initiative; (ii) driving the omnichannel business; and (iii) embracing customer centricity, including engaging customers on the selling floor through the MAGIC selling program.
The My Macy's localization initiative was developed with the goal of accelerating sales growth in existing locations by ensuring that core customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. My Macy's has concentrated more management talent in local markets, effectively reducing the "span of control" over local stores; created new positions in the field to work with planning and buying executives in helping to understand and act on the merchandise needs of local customers; and empowered locally based executives to make more and better decisions. Also as part of the My Macy's transformation, the Company's Macy's branded stores were reorganized in a unified operating structure with division central office organizations eliminated. This has reduced central office and administrative expense, eliminated duplication, sharpened execution, and helped the Company to make decisions faster and partner more effectively with its suppliers and business partners.
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
During the first quarter of 2011 the Company re-opened one Macy's store that had been closed in 2010 due to flood damage. During the first quarter of 2012 the Company opened two new Macy's stores. The Company intends to open five new Bloomingdale's Outlet stores during the remainder of fiscal 2012.
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
The effects of economic conditions have been, and may continue to be, experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to the Company's Macy's-branded and Bloomingdale's-branded operations. All economic conditions, however, ultimately affect the Company's overall operations. As of the date of this report, based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in 2012 will increase approximately 3.7% from 2011 levels.

MACY'S, INC.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2011 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements" and in the 2011 10-K (particularly in "Risk Factors").

Results of Operations
Comparison of the 13 Weeks Ended April 28, 2012 and April 30, 2011
Net income for the first quarter of 2012 was $181 million, compared to net income of $131 million for the first quarter of 2011, reflecting the benefits of the key strategies at Macy's and Bloomingdale's.
Net sales for the first quarter of 2012 totaled $6,143 million, compared to net sales of $5,889 million for the first quarter of 2011, an increase of $254 million or 4.3%, reflecting strength in both Macy's and Bloomingdale's and in store as well as online. On a comparable store basis, net sales for the first quarter of 2012 were up 4.4% compared to the first quarter of 2011. Sales from the Company's Internet businesses in the first quarter of 2012 increased 33.7% compared to the first quarter of 2011 and positively affected the Company's first quarter of 2012 comparable store sales by 1.5%. The Company continues to benefit from the successful execution of the My Macy's localization strategy. Geographically, sales in the first quarter of 2012 were strongest in the southern regions, including Florida, Texas and Hawaii. Sales of the Company's private label brands continued to be strong in the first quarter of 2012. By family of business, sales in the first quarter of 2012 were strongest in men's, center core (including watches, handbags, cosmetics and shoes) and home. Sales in the first quarter of 2012 were less strong in the junior business. The Company calculates comparable store sales as sales from stores in operation throughout 2011 and 2012 and Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.
Cost of sales was $3,757 million or 61.2% of net sales for the first quarter of 2012, compared to $3,586 million or 60.9% of net sales for the first quarter of 2011, an increase of $171 million. The cost of sales rate as a percent to net sales was higher in the first quarter of 2012, as compared to the first quarter of 2011, primarily due to the growth of the omnichannel businesses and the resulting impact of free shipping. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.
Selling, general and administrative (“SG&A”) expenses were $1,995 million or 32.4% of net sales for the first quarter of 2012, compared to $1,973 million or 33.5% of net sales for the first quarter of 2011, an increase of $22 million. The SG&A rate as a percent of net sales was 110 basis points lower in the first quarter of 2012, as compared to the first quarter of 2011, reflecting increased net sales and higher income from credit operations. SG&A expenses in the first quarter of 2012 were impacted by higher selling costs as a result of stronger sales, higher pension and supplementary retirement plan expense, and greater investments in the Company's omnichannel operations, partially offset by higher income from credit operations and lower depreciation and amortization expense. SG&A expenses in the first quarter of 2011 included the $12 million gain on the sale of the investment in The Knot, Inc. Income from credit operations was $143 million in the first quarter of 2012, compared to $100 million in the first quarter of 2011. While the Company expects to experience continued improvement in collection rates in the near term, the rate of improvement in income from credit operations is not expected to be as significant in future periods and is anticipated to be lower in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011.
Net interest expense was $112 million for the first quarter of 2012, compared to $116 million for the first quarter of 2011, a decrease of $4 million. Net interest expense for the first quarter of 2012 benefited from lower levels of borrowings as compared to the first quarter of 2011. Net interest expense for the first quarter of 2012 included approximately $4 million relating to the early redemption on March 29, 2012 of $173 million of 8.0% senior debentures due July 15, 2012.

The Company's effective tax rate of 34.9% for the first quarter of 2012 and 38.8% for the first quarter of 2011 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY'S, INC.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Net cash provided by operating activities in the first quarter of 2012 was $265 million, compared to $67 million provided in the first quarter of 2011, reflecting higher net income in the first quarter of 2012 and a $225 million pension contribution in the first quarter of 2011.
Net cash used by investing activities was $202 million for the first quarter of 2012, compared to net cash used by investing activities of $64 million for the first quarter of 2011. Investing activities for the first quarter of 2012 include purchases of property and equipment totaling $168 million and capitalized software of $46 million, compared to purchases of property and equipment totaling $61 million and capitalized software of $33 million for the first quarter of 2011. Purchases of property and equipment during the first quarter of 2012 includes the purchase of two parcels of the Macy's flagship Union Square location in San Francisco. As a result of this purchase, the Company's budgeted capital expenditures for 2012 will increase to approximately $950 million. This purchase was funded through the proceeds in a qualified escrow account from the sale of store leases related to the 2006 divestiture of Lord & Taylor and other closed stores.
Net cash used by the Company for all financing activities was $999 million for the first quarter of 2012, including $246 million for the acquisition of the Company's common stock under its share repurchase program and to cover employee tax liabilities related to stock plan activity, the repayment of $795 million of debt and the payment of $83 million of cash dividends, partially offset by $141 million of proceeds, primarily related to the exercise of stock options, and a decrease in outstanding checks of $16 million. The debt repaid during the first quarter of 2012 includes $616 million of 5.35% senior notes due March 15, 2012 paid at maturity and the early redemption on March 29, 2012 of $173 million of 8.0% senior debentures due July 15, 2012.
During the first quarter of 2012, the Company repurchased 5,406,500 shares of its common stock pursuant to existing stock purchase authorizations at an approximate cost of $214 million. As of April 28, 2012, the Company had approximately $1,138 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of approximately $4 million. By redeeming this debt early, the Company will save approximately $4 million of interest expense during 2012.
Net cash used by the Company for all financing activities was $315 million for the first quarter of 2011, including the repayment of $335 million of debt and the payment of $21 million of cash dividends, partially offset by $33 million of proceeds, primarily related to the exercise of stock options, and an increase in outstanding checks of $10 million. The debt repaid during the first quarter of 2011 included $330 million of 6.625% senior notes due April 1, 2011. During the first quarter of 2011, the Company repurchased no shares of its common stock under its share repurchase program.
The Company entered into a credit agreement with certain financial institutions on June 20, 2011 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which amount may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire June 20, 2015. As of April 28, 2012 and throughout all of the first quarter of 2012, the Company had no borrowings outstanding under its credit agreement.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the first quarter of 2012 was 7.67 and its leverage ratio at April 28, 2012 was 1.92, in each case as calculated in accordance with the credit agreement.
On May 18, 2012, the Company's board of directors declared a quarterly dividend of 20 cents per share on its common stock, payable July 2, 2012 to Macy's shareholders of record at the close of business on June 15, 2012.

MACY'S, INC.

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

MACY'S, INC.

Item 4.	Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of April 28, 2012, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MACY'S, INC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy's, Inc. Profit Sharing 401(k) Investment Plan (now known as the Macy's, Inc. 401(k) Retirement Investment Plan) (the "401(k) Plan"), filed a lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the "May Plan") between February 27, 2005 and the present. The lawsuit has been conditionally certified as a class action. The complaint alleges that the Company, as well as members of the Company's board of directors and certain members of senior management, breached various fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA") to participants in the 401(k) Plan and the May Plan, by making false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price and "imprudent investment" by the 401(k) Plan and the May Plan in Macy's stock. The plaintiff seeks an unspecified amount of compensatory damages and costs. The Company believes the lawsuit is without merit and intends to contest it vigorously.
The Company and its subsidiaries are also involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report of Form 10-K for the fiscal year ended January 28, 2012 as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2012.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
January 29, 2012 – February 25, 2012	1,238	36.99	—	1,352
February 26, 2012 – March 31, 2012	3,115	39.20	3,084	1,231
April 1, 2012 – April 28, 2012	2,323	40.00	2,323	1,138
	6,676	39.07	5,407
 ___________________

(1)
Commencing in January 2000, the Company's board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $10,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of April 28, 2012, $1,138 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

Item 4.	Mine Safety Disclosures.
Not Applicable.

MACY'S, INC.

Item 5.	Other Information.
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

•	changes in relationships with vendors and other product and service providers;

•	currency, interest and exchange rates and other capital market, economic and geo-political conditions;

•	severe weather, natural disasters and changes in weather patterns;

•	possible outbreaks of epidemic or pandemic diseases;

•	the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities;

•	the possible inability of the Company's manufacturers to deliver products in a timely manner or meet the Company's quality standards;

•
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

MACY'S, INC.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, filed on June 4, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

MACY’S, INC.

By:	/s/ DENNIS J. BRODERICK
Dennis J. Broderick Executive Vice President, General Counsel and Secretary

By:	/s/ JOEL A. BELSKY
Joel A. Belsky Executive Vice President and Controller (Principal Accounting Officer)
Date: June 4, 2012