Form 10-Q
period 2012-07-28
Macy's, Inc.
filed 2012-09-04
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2012
Common Stock, $0.01 par value per share	402,522,102 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$6,118	$5,939	$12,261	$11,828
Cost of sales	(3,555)	(3,457)	(7,312)	(7,043)
Gross margin	2,563	2,482	4,949	4,785
Selling, general and administrative expenses	(2,009)	(1,976)	(4,004)	(3,949)
Operating income	554	506	945	836
Interest expense	(105)	(112)	(218)	(229)
Interest income	—	1	1	2
Income before income taxes	449	395	728	609
Federal, state and local income tax expense	(170)	(154)	(268)	(237)
Net income	$279	$241	$460	$372
Basic earnings per share	$.68	$.56	$1.11	$.87
Diluted earnings per share	$.67	$.55	$1.09	$.86

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$279	$241	$460	$372
Other comprehensive income (loss), before tax:
Post employment and postretirement benefit plans	40	22	78	44
Marketable securities	—	—	—	(15)
Total other comprehensive income, before tax	40	22	78	29
Tax effect related to items of other comprehensive income	(16)	(8)	(31)	(12)
Total other comprehensive income, net of tax effect	24	14	47	17
Comprehensive income	$303	$255	$507	$389

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,604	$2,827	$1,495
Receivables	359	368	296
Merchandise inventories	5,036	5,117	4,948
Prepaid expenses and other current assets	387	465	383
Total Current Assets	7,386	8,777	7,122
Property and Equipment - net of accumulated depreciation and amortization of $6,368, $5,986 and $6,487	8,291	8,420	8,506
Goodwill	3,743	3,743	3,743
Other Intangible Assets – net	580	598	618
Other Assets	565	557	519
Total Assets	$20,565	$22,095	$20,508
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$313	$1,103	$914
Merchandise accounts payable	1,895	1,593	1,956
Accounts payable and accrued liabilities	2,078	2,788	2,002
Income taxes	158	371	119
Deferred income taxes	410	408	380
Total Current Liabilities	4,854	6,263	5,371
Long-Term Debt	6,637	6,655	6,162
Deferred Income Taxes	1,134	1,141	1,337
Other Liabilities	2,037	2,103	1,675
Shareholders’ Equity	5,903	5,933	5,963
Total Liabilities and Shareholders’ Equity	$20,565	$22,095	$20,508

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	26 Weeks Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$460	$372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	513	536
Stock-based compensation expense	31	37
Amortization of financing costs and premium on acquired debt	(7)	(8)
Changes in assets and liabilities:
Decrease in receivables	14	36
(Increase) decrease in merchandise inventories	81	(190)
(Increase) decrease in prepaid expenses and other current assets	60	(24)
Decrease in other assets not separately identified	22	2
Increase in merchandise accounts payable	292	512
Decrease in accounts payable and accrued liabilities not separately identified	(591)	(497)
Decrease in current income taxes	(213)	(64)
Increase (decrease) in deferred income taxes	(35)	96
Increase (decrease) in other liabilities not separately identified	11	(221)
Net cash provided by operating activities	638	587
Cash flows from investing activities:
Purchase of property and equipment	(310)	(164)
Capitalized software	(109)	(88)
Disposition of property and equipment	23	6
Proceeds from insurance claims	—	6
Other, net	3	18
Net cash used by investing activities	(393)	(222)
Cash flows from financing activities:
Debt repaid	(797)	(337)
Financing costs	—	(8)
Dividends paid	(165)	(64)
Decrease in outstanding checks	(43)	(6)
Acquisition of treasury stock	(615)	(2)
Issuance of common stock	152	83
Net cash used by financing activities	(1,468)	(334)
Net increase (decrease) in cash and cash equivalents	(1,223)	31
Cash and cash equivalents beginning of period	2,827	1,464
Cash and cash equivalents end of period	$1,604	$1,495
Supplemental cash flow information:
Interest paid	$238	$245
Interest received	1	2
Income taxes paid (net of refunds received)	495	211

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
The Consolidated Financial Statements for the 13 and 26 weeks ended July 28, 2012 and July 30, 2011, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 28, 2012 and July 30, 2011 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, which amends ASC Topic 350, "Intangibles - Goodwill and Other." The guidance amends the impairment test for indefinite lived intangible assets other than goodwill by allowing companies to first assess qualitative factors to determine if it is more likely than not that an indefinite lived intangible asset is impaired and whether it is necessary to perform the impairment test of comparing the carrying amount with the recoverable amount of the indefinite lived intangible asset. This guidance is effective for interim and annual periods beginning after September 15, 2012. The Company does not anticipate that the adoption of this guidance will have an impact on the Company's consolidated financial position, results of operations or cash flows.

2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	July 28, 2012			July 30, 2011
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$279		410.2	$241		426.5
Shares to be issued under deferred compensation plans			1.0			1.0
	$279		411.2	$241		427.5
Basic earnings per share		$.68			$.56
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			5.9			7.1
	$279		417.1	$241		434.6
Diluted earnings per share		$.67			$.55

	26 Weeks Ended
	July 28, 2012			July 30, 2011
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$460		412.8	$372		425.3
Shares to be issued under deferred compensation plans			1.3			1.0
	$460		414.1	$372		426.3
Basic earnings per share		$1.11			$.87
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.6			6.0
	$460		420.7	$372		432.3
Diluted earnings per share		$1.09			$.86

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 9.0 million shares of common stock and restricted stock units relating to 2.5 million shares of common stock were outstanding at July 28, 2012, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended July 28, 2012 because their inclusion would have been antidilutive or these shares were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 13.8 million shares of common stock and restricted stock units relating to 1.8 million shares of common stock were outstanding at July 30, 2011, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended July 30, 2011 because their inclusion would have been antidilutive or these shares were subject to performance conditions that had not been met.

3.    Financing Activities
On January 10, 2012, the Company issued $550 million aggregate principal amount of 3.875% senior notes due 2022 and $250 million aggregate principal amount of 5.125% senior notes due 2042, the proceeds of which were used to retire indebtedness maturing during the 26 weeks ended July 28, 2012.
On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of approximately $4 million. By redeeming this debt early, the Company saved approximately $4 million of interest expense during the 26 weeks ended July 28, 2012. In addition, the Company repaid $616 million of 5.35% senior notes due March 15, 2012 at maturity.
During the 26 weeks ended July 30, 2011, the Company repaid $330 million of indebtedness at maturity.
The following table shows the detail of debt repayments:

	26 Weeks Ended
	July 28, 2012	July 30, 2011
	(millions)
5.35% Senior notes due 2012	$616	$—
8.0% Senior debentures due 2012	173	—
6.625% Senior notes due 2011	—	330
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	5	4
	$797	$337
During the 26 weeks ended July 28, 2012, the Company repurchased 15,977,428 shares of its common stock pursuant to existing stock purchase authorizations at an approximate cost of $588 million. As of July 28, 2012, the Company had approximately $764 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

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
During the 26 weeks ended July 30, 2011, the Company made a funding contribution to the Pension Plan of $225 million.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(millions)
Pension Plan
Service cost	$30	$25	$58	$51
Interest cost	39	40	78	80
Expected return on assets	(63)	(62)	(126)	(124)
Recognition of net actuarial loss	36	23	71	44
Amortization of prior service credit	—	—	—	—
	$42	$26	$81	$51
Supplementary Retirement Plan
Service cost	$1	$2	$3	$3
Interest cost	9	9	17	18
Recognition of net actuarial loss	5	2	9	4
Amortization of prior service credit	—	(1)	—	(1)
	$15	$12	$29	$24
Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	3	3	6	7
Recognition of net actuarial gain	(1)	(2)	(2)	(3)
Amortization of prior service cost	—	—	—	—
	$2	$1	$4	$4

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	July 28, 2012				July 30, 2011
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$62	$—	$62	$—	$73	$—	$73	$—

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
The following table shows the estimated fair value of the Company's long-term debt:

	July 28, 2012			July 30, 2011
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,398	$6,603	$7,404	$5,907	$6,134	$6,557
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company's retail operations. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The Macy's retail operation is the only reporting unit with goodwill and indefinite lived intangible assets.
During the second quarter of fiscal 2012, the Company completed its annual impairment test of goodwill and indefinite lived intangible assets and determined that goodwill and indefinite lived intangible assets were not impaired as of May 26, 2012.
The Company evaluated qualitative factors (including macroeconomic conditions, industry and market considerations and actual and expected financial performance) to determine if it was more likely than not that the fair value of a reporting unit was less than the carrying amount as a basis for determining whether it was necessary to perform the two-step goodwill impairment test process. Based on the results of this qualitative assessment, the Company determined that it was more likely than not that the carrying value of the Macy's retail operation was less than its fair value and the two-step goodwill impairment test process was not required.
The indefinite lived intangible asset impairment testing process includes estimating the fair value of the Company's non-amortizing tradenames. This testing process involves the use of unobservable inputs (level 3) and significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. Estimating the non-amortizing tradename discounted cash flows involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, royalty rates and the selection of appropriate discount rates. Projected sales are based on the Company's business plan or other long term forecasted results, the royalty rates are based on market data and discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of such assets in its operations.
The use of different assumptions, estimates or judgments in the testing process, including with respect to the analysis of macroeconomic conditions, industry and market considerations and actual and expected financial performance, the estimated future cash flows and the discount rates used to discount such estimated cash flows to their net present values, could materially increase or decrease the estimated fair values and, accordingly, could impact the results of the annual impairment tests.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a wholly-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including FDS Bank, West 34th Street Insurance Company (prior to a merger, known separately as Leadville Insurance Company and Snowdin Insurance Company) and its subsidiary West 34th Street Insurance Company New York, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group International, LLC, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group (Hong Kong) Limited, and Macy's Merchandising Group International (Hong Kong) Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
Condensed Consolidating Balance Sheets as of July 28, 2012, July 30, 2011 and January 28, 2012, the related Condensed Consolidating Statements of Comprehensive Income for the 13 and 26 weeks ended July 28, 2012 and July 30, 2011, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended July 28, 2012 and July 30, 2011 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of July 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,303	$32	$269	$—	$1,604
Receivables	—	76	283	—	359
Merchandise inventories	—	2,607	2,429	—	5,036
Prepaid expenses and other current assets	—	96	291	—	387
Income taxes	20	—	—	(20)	—
Total Current Assets	1,323	2,811	3,272	(20)	7,386
Property and Equipment – net	—	4,716	3,575	—	8,291
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	138	442	—	580
Other Assets	3	67	495	—	565
Deferred Income Tax Assets	11	—	—	(11)	—
Intercompany Receivable	1,281	—	2,847	(4,128)	—
Investment in Subsidiaries	3,430	2,636	—	(6,066)	—
Total Assets	$6,048	$13,683	$11,059	$(10,225)	$20,565
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$310	$3	$—	$313
Merchandise accounts payable	—	890	1,005	—	1,895
Accounts payable and accrued liabilities	113	825	1,140	—	2,078
Income taxes	—	63	115	(20)	158
Deferred income taxes	—	317	93	—	410
Total Current Liabilities	113	2,405	2,356	(20)	4,854
Long-Term Debt	—	6,613	24	—	6,637
Intercompany Payable	—	4,128	—	(4,128)	—
Deferred Income Taxes	—	373	772	(11)	1,134
Other Liabilities	32	757	1,248	—	2,037
Shareholders' Equity (Deficit)	5,903	(593)	6,659	(6,066)	5,903
Total Liabilities and Shareholders' Equity	$6,048	$13,683	$11,059	$(10,225)	$20,565

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended July 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$3,004	$4,708	$(1,594)	$6,118
Cost of sales	—	(1,783)	(3,352)	1,580	(3,555)
Gross margin	—	1,221	1,356	(14)	2,563
Selling, general and administrative expenses	(2)	(1,090)	(931)	14	(2,009)
Operating income (loss)	(2)	131	425	—	554
Interest (expense) income, net:
External	—	(104)	(1)	—	(105)
Intercompany	—	(36)	36	—	—
Equity in earnings of subsidiaries	279	130	—	(409)	—
Income before income taxes	277	121	460	(409)	449
Federal, state and local income tax benefit (expense)	2	2	(174)	—	(170)
Net income	$279	$123	$286	$(409)	$279
Comprehensive income	$303	$147	$296	$(443)	$303

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended July 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$6,045	$9,852	$(3,636)	$12,261
Cost of sales	—	(3,739)	(7,181)	3,608	(7,312)
Gross margin	—	2,306	2,671	(28)	4,949
Selling, general and administrative expenses	(4)	(2,150)	(1,878)	28	(4,004)
Operating income (loss)	(4)	156	793	—	945
Interest (expense) income, net:
External	1	(217)	(1)	—	(217)
Intercompany	(1)	(71)	72	—	—
Equity in earnings of subsidiaries	462	193	—	(655)	—
Income before income taxes	458	61	864	(655)	728
Federal, state and local income tax benefit (expense)	2	37	(307)	—	(268)
Net income	$460	$98	$557	$(655)	$460
Comprehensive income	$507	$145	$577	$(722)	$507

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$460	$98	$557	$(655)	$460
Equity in earnings of subsidiaries	(462)	(193)	—	655	—
Dividends received from subsidiaries	323	—	—	(323)	—
Depreciation and amortization	—	235	278	—	513
(Increase) decrease in working capital	(87)	75	(345)	—	(357)
Other, net	(17)	41	(2)	—	22
Net cash provided by operating activities	217	256	488	(323)	638
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(116)	(280)	—	(396)
Other, net	—	—	3	—	3
Net cash used by investing activities	—	(116)	(277)	—	(393)
Cash flows from financing activities:
Debt repaid	—	(795)	(2)	—	(797)
Dividends paid	(165)	—	(323)	323	(165)
Common stock acquired, net of issuance of common stock	(463)	—	—	—	(463)
Intercompany activity, net	(767)	649	118	—	—
Other, net	(52)	—	9	—	(43)
Net cash used by financing activities	(1,447)	(146)	(198)	323	(1,468)
Net increase (decrease) in cash and cash equivalents	(1,230)	(6)	13	—	(1,223)
Cash and cash equivalents at beginning of period	2,533	38	256	—	2,827
Cash and cash equivalents at end of period	$1,303	$32	$269	$—	$1,604

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of July 30, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,182	$34	$279	$—	$1,495
Receivables	—	59	237	—	296
Merchandise inventories	—	2,609	2,339	—	4,948
Prepaid expenses and other current assets	—	101	282	—	383
Income taxes	4	—	—	(4)	—
Total Current Assets	1,186	2,803	3,137	(4)	7,122
Property and Equipment – net	—	4,853	3,653	—	8,506
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	168	450	—	618
Other Assets	4	84	431	—	519
Deferred Income Tax Assets	13	—	—	(13)	—
Intercompany Receivable	1,829	—	2,733	(4,562)	—
Investment in Subsidiaries	3,078	2,764	—	(5,842)	—
Total Assets	$6,110	$13,987	$10,832	$(10,421)	$20,508
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$911	$3	$—	$914
Merchandise accounts payable	—	948	1,008	—	1,956
Accounts payable and accrued liabilities	113	833	1,056	—	2,002
Income taxes	—	52	71	(4)	119
Deferred income taxes	—	289	91	—	380
Total Current Liabilities	113	3,033	2,229	(4)	5,371
Long-Term Debt	—	6,135	27	—	6,162
Intercompany Payable	—	4,562	—	(4,562)	—
Deferred Income Taxes	—	438	912	(13)	1,337
Other Liabilities	34	681	960	—	1,675
Shareholders' Equity (Deficit)	5,963	(862)	6,704	(5,842)	5,963
Total Liabilities and Shareholders' Equity	$6,110	$13,987	$10,832	$(10,421)	$20,508

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended July 30, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$3,033	$4,515	$(1,609)	$5,939
Cost of sales	—	(1,792)	(3,261)	1,596	(3,457)
Gross margin	—	1,241	1,254	(13)	2,482
Selling, general and administrative expenses	(2)	(1,024)	(963)	13	(1,976)
Operating income (loss)	(2)	217	291	—	506
Interest (expense) income, net:
External	1	(112)	—	—	(111)
Intercompany	—	(47)	47	—	—
Equity in earnings of subsidiaries	242	62	—	(304)	—
Income before income taxes	241	120	338	(304)	395
Federal, state and local income tax expense	—	(25)	(129)	—	(154)
Net income	$241	$95	$209	$(304)	$241
Comprehensive income	$255	$109	$216	$(325)	$255

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended July 30, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$6,026	$9,455	$(3,653)	$11,828
Cost of sales	—	(3,715)	(6,954)	3,626	(7,043)
Gross margin	—	2,311	2,501	(27)	4,785
Selling, general and administrative expenses	(4)	(2,129)	(1,843)	27	(3,949)
Operating income (loss)	(4)	182	658	—	836
Interest (expense) income, net:
External	1	(228)	—	—	(227)
Intercompany	—	(97)	97	—	—
Equity in earnings of subsidiaries	374	154	—	(528)	—
Income before income taxes	371	11	755	(528)	609
Federal, state and local income tax benefit (expense)	1	31	(269)	—	(237)
Net income	$372	$42	$486	$(528)	$372
Comprehensive income	$389	$59	$498	$(557)	$389

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 30, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$372	$42	$486	$(528)	$372
Equity in earnings of subsidiaries	(374)	(154)	—	528	—
Dividends received from subsidiaries	222	—	—	(222)	—
Depreciation and amortization	—	257	279	—	536
(Increase) decrease in working capital	(32)	92	(287)	—	(227)
Other, net	(13)	(7)	(74)	—	(94)
Net cash provided by operating activities	175	230	404	(222)	587
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(81)	(159)	—	(240)
Other, net	—	38	(20)	—	18
Net cash used by investing activities	—	(43)	(179)	—	(222)
Cash flows from financing activities:
Debt repaid	—	(336)	(1)	—	(337)
Dividends paid	(64)	—	(222)	222	(64)
Issuance of common stock, net of common stock acquired	81	—	—	—	81
Intercompany activity, net	(153)	149	4	—	—
Other, net	(31)	(7)	24	—	(14)
Net cash used by financing activities	(167)	(194)	(195)	222	(334)
Net increase (decrease) in cash and cash equivalents	8	(7)	30	—	31
Cash and cash equivalents at beginning of period	1,174	41	249	—	1,464
Cash and cash equivalents at end of period	$1,182	$34	$279	$—	$1,495

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

For purposes of the following discussion, all references to "second quarter of 2012" and "second quarter of 2011" are to the Company's 13-week fiscal periods ended July 28, 2012 and July 30, 2011, respectively, and all references to "2012" and "2011" are to the Company's 26-week fiscal periods ended July 28, 2012 and July 30, 2011, respectively.
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
Through the My Macy's localization initiative, the Company has invested in talent, technology and marketing which ensures that core customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. My Macy's has provided for more local decision-making in every Macy's community, and involves tailoring merchandise assortments, space allocations, service levels, visual merchandising and special events store-by-store.
The Company's omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices. A pivotal part of the omnichannel strategy is the Company's capability to allow associates in any store to sell a product that may be out of stock locally by selecting merchandise from other stores or our online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate on the Internet or via mobile devices. As of July 28, 2012, approximately 280 Macy's stores were fulfilling orders from other stores and/or from the Internet and mobile devices, as compared to approximately 20 Macy's stores as of July 30, 2011.
Macy's MAGIC selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive training and coaching program is designed to improve the in-store shopping experience.
In fiscal 2010, the Company piloted a new Bloomingdale's Outlet store concept. Bloomingdale's Outlet stores are each approximately 25,000 square feet and offer a range of apparel and accessories, including women's ready-to-wear, men's, children's, women's shoes, fashion accessories, jewelry, handbags and intimate apparel.
During 2011 the Company re-opened one Macy's store that had been closed in 2010 due to flood damage. During 2012 the Company opened two new Macy's stores and two new Bloomingdale's Outlet stores. The Company intends to open an additional three new Bloomingdale's Outlet stores during the remainder of fiscal 2012. Also during 2012 the Company opened its new 1.3 million square foot fulfillment center in Martinsburg, West Virgina.
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

MACY'S, INC.

The effects of economic conditions have been, and may continue to be, experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to the Company's Macy's-branded and Bloomingdale's-branded operations. All economic conditions, however, ultimately affect the Company's overall operations. As of the date of this report, based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in fiscal 2012 will increase approximately 3.7% from fiscal 2011 levels, as adjusted for the impact of the 53rd week in fiscal 2012.
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

Results of Operations
Comparison of the 13 Weeks Ended July 28, 2012 and July 30, 2011
Net income for the second quarter of 2012 was $279 million, compared to net income of $241 million for the second quarter of 2011, reflecting the benefits of the key strategies at Macy's and Bloomingdale's.
Net sales for the second quarter of 2012 totaled $6,118 million, compared to net sales of $5,939 million for the second quarter of 2011, an increase of $179 million or 3.0%, reflecting growth in both Macy's and Bloomingdale's and in store as well as online. On a comparable store basis, net sales for the second quarter of 2012 were up 3.0% compared to the second quarter of 2011. Sales from the Company's Internet businesses in the second quarter of 2012 increased 36.1% compared to the second quarter of 2011 and positively affected the Company's second quarter of 2012 comparable store sales by 1.7%. The Company continues to benefit from the successful execution of the My Macy's localization strategy. Geographically, sales in the second quarter of 2012 were generally stronger in the southern regions. By family of business, sales in the second quarter of 2012 were strongest in watches, handbags, cosmetics, textiles, furniture and mattresses. Sales in the second quarter of 2012 were less strong in women's apparel. The Company calculates comparable store sales as sales from stores in operation throughout 2011 and 2012 and Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.
Cost of sales was $3,555 million or 58.1% of net sales for the second quarter of 2012, compared to $3,457 million or 58.2% of net sales for the second quarter of 2011, an increase of $98 million. The cost of sales rate as a percent to net sales was lower in the second quarter of 2012, as compared to the second quarter of 2011, despite being impacted by the growth of the omnichannel businesses and the resulting impact of free shipping. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.
Selling, general and administrative (“SG&A”) expenses were $2,009 million or 32.8% of net sales for the second quarter of 2012, compared to $1,976 million or 33.3% of net sales for the second quarter of 2011, an increase of $33 million. The SG&A rate as a percent of net sales was 50 basis points lower in the second quarter of 2012, as compared to the second quarter of 2011, reflecting increased net sales and higher income from credit operations. SG&A expenses in the second quarter of 2012 were impacted by higher selling costs as a result of stronger sales, higher pension and supplementary retirement plan expense, and greater investments in the Company's omnichannel operations, partially offset by higher income from credit operations, lower stock-based compensation and lower depreciation and amortization expense. Income from credit operations was $146 million in the second quarter of 2012, compared to $129 million in the second quarter of 2011. While the Company has experienced and expects to experience continued improvement in collection rates in the near term, income from credit operations is anticipated to be higher in fiscal 2012 as compared to fiscal 2011, but lower in the fall season of 2012 as compared to the fall season of 2011, with a decrease in income from credit operations expected in the third quarter, partially offset by an increase in the fourth quarter.
Net interest expense was $105 million for the second quarter of 2012, compared to $111 million for the second quarter of 2011, a decrease of $6 million. Net interest expense for the second quarter of 2012 benefited from lower levels of borrowings and lower rates on outstanding borrowings as compared to the second quarter of 2011.

MACY'S, INC.

The Company's effective tax rate of 38.1% for the second quarter of 2012 and 39.0% for the second quarter of 2011 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.
Comparison of the 26 Weeks Ended July 28, 2012 and July 30, 2011
Net income for 2012 was $460 million, compared to net income of $372 million for 2011, reflecting the benefits of the key strategies at Macy's and Bloomingdale's.
Net sales for 2012 totaled $12,261 million, compared to net sales of $11,828 million for 2011, an increase of $433 million or 3.7%, reflecting growth in both Macy's and Bloomingdale's and in store as well as online. On a comparable store basis, net sales for 2012 were up 3.7% compared to 2011. Sales from the Company's Internet businesses in 2012 increased 34.8% compared to 2011 and positively affected the Company's 2012 comparable store sales by 1.6%. The Company continues to benefit from the successful execution of the My Macy's localization strategy. Geographically, sales in 2012 were strongest in the southern regions. By family of business, sales in 2012 were strongest in watches, handbags, cosmetics and home. The Company calculates comparable store sales as sales from stores in operation throughout 2011 and 2012 and Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable store sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable store sales differ among companies in the retail industry.
Cost of sales was $7,312 million or 59.6% of net sales for 2012, compared to $7,043 million or 59.5% of net sales for 2011, an increase of $269 million. The cost of sales rate as a percent to net sales was higher in 2012, as compared to 2011, primarily due to the growth of the omnichannel businesses and the resulting impact of free shipping. The valuation of merchandise inventories on the last-in, first-out basis did not impact cost of sales in either period.
SG&A expenses were $4,004 million or 32.7% of net sales for 2012, compared to $3,949 million or 33.4% of net sales for 2011, an increase of $55 million. The SG&A rate as a percent of net sales was 70 basis points lower in 2012, as compared to 2011, reflecting increased net sales and higher income from credit operations. SG&A expenses in 2012 were impacted by higher selling costs as a result of stronger sales, higher pension and supplementary retirement plan expense, and greater investments in the Company's omnichannel operations, partially offset by higher income from credit operations and lower depreciation and amortization expense. SG&A expenses in 2011 included the $12 million gain on the sale of the investment in The Knot, Inc. Income from credit operations was $289 million in 2012, compared to $229 million in 2011. While the Company has experienced and expects to experience continued improvement in collection rates in the near term, income from credit operations is anticipated to be higher in fiscal 2012 as compared to fiscal 2011, but lower in the fall season of 2012 as compared to the fall season of 2011, with a decrease in income from credit operations expected in the third quarter, partially offset by an increase in the fourth quarter.
Net interest expense was $217 million for 2012, compared to $227 million for 2011, a decrease of $10 million. Net interest expense for 2012 benefited from lower levels of borrowings and lower rates on outstanding borrowings as compared to 2011. Net interest expense for 2012 included approximately $4 million relating to the early redemption on March 29, 2012 of $173 million of 8.0% senior debentures due July 15, 2012.

The Company's effective tax rate of 36.9% for 2012 and 38.9% for 2011 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Net cash provided by operating activities in 2012 was $638 million, compared to $587 million provided in 2011, reflecting higher net income in 2012 and a $225 million pension contribution in 2011, partially offset by higher income taxes paid.
Net cash used by investing activities was $393 million for 2012, compared to net cash used by investing activities of $222 million for 2011. Investing activities for 2012 include purchases of property and equipment totaling $310 million and capitalized software of $109 million, compared to purchases of property and equipment totaling $164 million and capitalized software of $88 million for 2011. Purchases of property and equipment during 2012 includes the purchase of two parcels of the Macy's flagship Union Square location in San Francisco. This purchase was primarily funded through the proceeds in a qualified escrow account from the sale of store leases related to the 2006 divestiture of Lord & Taylor and other closed stores. The Company anticipates capital expenditures for fiscal 2012 will be approximately $950 million.

MACY'S, INC.

Net cash used by the Company for all financing activities was $1,468 million for 2012, including the repayment of $797 million of debt, $615 million for the acquisition of the Company's common stock under its share repurchase program and to cover employee tax liabilities related to stock plan activity, the payment of $165 million of cash dividends and a decrease in outstanding checks of $43 million, partially offset by $152 million from the issuance of common stock, primarily related to the exercise of stock options. The debt repaid during 2012 includes $616 million of 5.35% senior notes due March 15, 2012 paid at maturity and the early redemption on March 29, 2012 of $173 million of 8.0% senior debentures due July 15, 2012.
During 2012, the Company repurchased 15,977,428 shares of its common stock pursuant to existing stock purchase authorizations at an approximate cost of $588 million. As of July 28, 2012, the Company had approximately $764 million of authorization remaining under its share repurchase program. The Company anticipates repurchasing at least $1,000 million in shares under its share repurchase program during fiscal 2012. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of approximately $4 million. By redeeming this debt early, the Company saved approximately $4 million of interest expense during 2012.
Net cash used by the Company for all financing activities was $334 million for 2011, including the repayment of $337 million of debt and the payment of $64 million of cash dividends, partially offset by $83 million from the issuance of common stock, primarily related to the exercise of stock options. The debt repaid during 2011 included $330 million of 6.625% senior notes due April 1, 2011. During 2011, the Company repurchased no shares of its common stock under its share repurchase program.
The Company entered into a credit agreement with certain financial institutions on June 20, 2011 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which amount may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire June 20, 2015. As of July 28, 2012 and throughout all of 2012, the Company had no borrowings outstanding under its credit agreement.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the second quarter of 2012 was 7.89 and its leverage ratio at July 28, 2012 was 1.90, in each case as calculated in accordance with the credit agreement.
On August 24, 2012, the Company's board of directors declared a quarterly dividend of 20 cents per share on its common stock, payable October 1, 2012 to Macy's shareholders of record at the close of business on September 14, 2012.
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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of July 28, 2012, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MACY'S, INC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy's, Inc. Profit Sharing 401(k) Investment Plan (now known as the Macy's, Inc. 401(k) Retirement Investment Plan) (the "401(k) Plan"), filed a lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the "May Plan") between February 27, 2005 and the present. The lawsuit has been conditionally certified as a class action. The complaint alleges that the Company, as well as members of the Company's board of directors and certain members of senior management, breached various fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA") to participants in the 401(k) Plan and the May Plan, by making false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price and "imprudent investment" by the 401(k) Plan and the May Plan in Macy's stock. The plaintiff seeks an unspecified amount of compensatory damages and costs. The parties have reached an agreement to settle the matter, subject to court approval of the settlement terms.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2012.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
April 29, 2012 – May 26, 2012	1,809	36.78	1,809	1,072
May 27, 2012 – June 30, 2012	4,845	35.77	4,845	898
July 1, 2012 – July 28, 2012	3,917	34.33	3,917	764
	10,571	35.41	10,571
 ___________________

(1)
Commencing in January 2000, the Company's board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $10,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of July 28, 2012, $764 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, filed on September 4, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: September 4, 2012