Form 10-Q
period 2012-10-27
Macy's, Inc.
filed 2012-12-03
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2012
Common Stock, $0.01 par value per share	395,275,822 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$6,075	$5,853	$18,336	$17,681
Cost of sales	(3,672)	(3,544)	(10,984)	(10,587)
Gross margin	2,403	2,309	7,352	7,094
Selling, general and administrative expenses	(2,078)	(2,018)	(6,082)	(5,967)
Operating income	325	291	1,270	1,127
Interest expense	(104)	(109)	(322)	(338)
Interest income	1	1	2	3
Income before income taxes	222	183	950	792
Federal, state and local income tax expense	(77)	(44)	(345)	(281)
Net income	$145	$139	$605	$511
Basic earnings per share	$.36	$.33	$1.48	$1.20
Diluted earnings per share	$.36	$.32	$1.45	$1.18

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$145	$139	$605	$511
Other comprehensive income (loss), before tax:
Post employment and postretirement benefit plans	37	22	115	66
Marketable securities	—	—	—	(15)
Total other comprehensive income, before tax	37	22	115	51
Tax effect related to items of other comprehensive income	(13)	(8)	(44)	(20)
Total other comprehensive income, net of tax effect	24	14	71	31
Comprehensive income	$169	$153	$676	$542

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,264	$2,827	$1,097
Receivables	281	368	288
Merchandise inventories	7,208	5,117	7,158
Prepaid expenses and other current assets	410	465	408
Total Current Assets	9,163	8,777	8,951
Property and Equipment - net of accumulated depreciation and amortization of $6,584, $5,986 and $6,720	8,212	8,420	8,423
Goodwill	3,743	3,743	3,743
Other Intangible Assets – net	570	598	608
Other Assets	582	557	538
Total Assets	$22,270	$22,095	$22,263
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$123	$1,103	$805
Merchandise accounts payable	3,627	1,593	3,576
Accounts payable and accrued liabilities	2,419	2,788	2,375
Income taxes	89	371	66
Deferred income taxes	426	408	388
Total Current Liabilities	6,684	6,263	7,210
Long-Term Debt	6,817	6,655	6,151
Deferred Income Taxes	1,182	1,141	1,402
Other Liabilities	2,024	2,103	1,648
Shareholders’ Equity	5,563	5,933	5,852
Total Liabilities and Shareholders’ Equity	$22,270	$22,095	$22,263

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	39 Weeks Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income	$605	$511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782	818
Stock-based compensation expense	47	54
Amortization of financing costs and premium on acquired debt	(10)	(12)
Changes in assets and liabilities:
Decrease in receivables	91	28
Increase in merchandise inventories	(2,091)	(2,400)
(Increase) decrease in prepaid expenses and other current assets	58	(32)
Decrease in other assets not separately identified	23	40
Increase in merchandise accounts payable	1,941	2,023
Decrease in accounts payable and accrued liabilities not separately identified	(323)	(220)
Decrease in current income taxes	(282)	(117)
Increase in deferred income taxes	14	162
Increase (decrease) in other liabilities not separately identified	34	(228)
Net cash provided by operating activities	889	627
Cash flows from investing activities:
Purchase of property and equipment	(464)	(359)
Capitalized software	(169)	(141)
Disposition of property and equipment	36	22
Proceeds from insurance claims	—	6
Other, net	(18)	—
Net cash used by investing activities	(615)	(472)
Cash flows from financing activities:
Debt repaid	(803)	(451)
Financing costs	—	(8)
Dividends paid	(246)	(106)
Increase in outstanding checks	38	140
Acquisition of treasury stock	(1,018)	(210)
Issuance of common stock	192	113
Net cash used by financing activities	(1,837)	(522)
Net decrease in cash and cash equivalents	(1,563)	(367)
Cash and cash equivalents beginning of period	2,827	1,464
Cash and cash equivalents end of period	$1,264	$1,097
Supplemental cash flow information:
Interest paid	$304	$333
Interest received	2	4
Income taxes paid (net of refunds received)	591	272

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores and websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 850 stores, including twelve Bloomingdale's Outlets, in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com. In addition, there is a Bloomingdale's store in Dubai, United Arab Emirates which is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Consolidated Financial Statements for the 13 and 39 weeks ended October 27, 2012 and October 29, 2011, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 27, 2012 and October 29, 2011 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
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

2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	October 27, 2012			October 29, 2011
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$145		400.3	$139		424.3
Shares to be issued under deferred compensation plans			1.0			1.0
	$145		401.3	$139		425.3
Basic earnings per share		$.36			$.33
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.6			6.5
	$145		407.9	$139		431.8
Diluted earnings per share		$.36			$.32

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	39 Weeks Ended
	October 27, 2012			October 29, 2011
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$605		408.7	$511		425.0
Shares to be issued under deferred compensation plans			1.2			1.0
	$605		409.9	$511		426.0
Basic earnings per share		$1.48			$1.20
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.6			6.2
	$605		416.5	$511		432.2
Diluted earnings per share		$1.45			$1.18

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 7.6 million shares of common stock and restricted stock units relating to 2.5 million shares of common stock were outstanding at October 27, 2012, but were not included in the computation of diluted earnings per share for the 13 or 39 weeks ended October 27, 2012 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 17.5 million shares of common stock and restricted stock units relating to 2.1 million shares of common stock were outstanding at October 29, 2011, but were not included in the computation of diluted earnings per share for the 13 or 39 weeks ended October 29, 2011 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

3.    Financing Activities
On January 10, 2012, the Company issued $550 million aggregate principal amount of 3.875% senior notes due 2022 and $250 million aggregate principal amount of 5.125% senior notes due 2042, the proceeds of which were used to retire indebtedness maturing during the 39 weeks ended October 27, 2012.
On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of approximately $4 million. By redeeming this debt early, the Company saved approximately $4 million of interest expense during the 39 weeks ended October 27, 2012. In addition, the Company repaid $616 million of 5.35% senior notes due March 15, 2012 at maturity.
During the 39 weeks ended October 29, 2011, the Company repaid $439 million of indebtedness at maturity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table shows the detail of debt repayments:

	39 Weeks Ended
	October 27, 2012	October 29, 2011
	(millions)
5.35% Senior notes due 2012	$616	$—
8.0% Senior debentures due 2012	173	—
6.625% Senior notes due 2011	—	330
7.45% Senior debentures due 2011	—	109
9.5% amortizing debentures due 2021	4	4
9.75% amortizing debentures due 2021	2	2
Capital leases and other obligations	8	6
	$803	$451
During the 39 weeks ended October 27, 2012, the Company repurchased 26,256,576 shares of its common stock pursuant to existing stock purchase authorizations at an approximate cost of $991 million. As of October 27, 2012, the Company had approximately $361 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On November 28, 2012, the Company repurchased $700 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of approximately $706 million. The repurchased senior unsecured notes had stated interest rates ranging from 5.9% to 7.875% and maturities in 2015 and 2016. The Company expects to record the redemption premium and other costs related to these repurchases as additional interest expense of approximately $133 million ($83 million after income taxes) prior to February 2, 2013. On November 20, 2012, the Company issued $750 million aggregate principal amount of 2.875% senior unsecured notes due 2023 and $250 million aggregate principal amount of 4.3% senior unsecured notes due 2043. This debt was used to pay for the repurchased notes described above. Remaining proceeds of this debt will be used to retire $298 million of 5.875% senior unsecured notes maturing during January 2013, and as a result this short-term debt was reclassified to long-term debt as of October 27, 2012. Through these transactions, the Company has improved its debt maturity profile, decreased its ongoing interest expense by taking advantage of the current low interest rate environment and reduced its refinancing and interest rate risk over the next few years. The Company's annual interest expense is anticipated to be reduced on a full year basis by approximately $30 million.

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
During the 39 weeks ended October 29, 2011, the Company made a funding contribution to the Pension Plan of $225 million. The Company is currently planning to make a funding contribution to the Pension Plan of approximately $150 million prior to February 2, 2013.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(millions)
Pension Plan
Service cost	$30	$25	$88	$76
Interest cost	40	40	118	120
Expected return on assets	(64)	(61)	(190)	(185)
Recognition of net actuarial loss	35	22	106	66
Amortization of prior service credit	(1)	(1)	(1)	(1)
	$40	$25	$121	$76
Supplementary Retirement Plan
Service cost	$1	$1	$4	$4
Interest cost	9	9	26	27
Recognition of net actuarial loss	4	2	13	6
Amortization of prior service credit	—	—	—	(1)
	$14	$12	$43	$36
Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	3	3	9	10
Recognition of net actuarial gain	(1)	(1)	(3)	(4)
Amortization of prior service cost	—	—	—	—
	$2	$2	$6	$6

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	October 27, 2012				October 29, 2011
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$83	$—	$83	$—	$91	$—	$91	$—

On February 25, 2011, the Company sold its investment in The Knot, Inc. and unrecognized gains in accumulated other comprehensive income were reclassified and recognized into Selling, General and Administrative expenses in the Consolidated Statements of Income.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table shows the estimated fair value of the Company's long-term debt:

	October 27, 2012			October 29, 2011
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,583	$6,784	$7,736	$5,903	$6,124	$6,500

6.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a wholly-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including FDS Bank, West 34th Street Insurance Company (prior to a merger, known separately as Leadville Insurance Company and Snowdin Insurance Company) and its subsidiary West 34th Street Insurance Company New York, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group International, LLC, and Macy's Merchandising Group International (Hong Kong) Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
Condensed Consolidating Balance Sheets as of October 27, 2012, October 29, 2011 and January 28, 2012, the related Condensed Consolidating Statements of Comprehensive Income for the 13 and 39 weeks ended October 27, 2012 and October 29, 2011, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended October 27, 2012 and October 29, 2011 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 27, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$938	$36	$290	$—	$1,264
Receivables	—	31	250	—	281
Merchandise inventories	—	3,712	3,496	—	7,208
Prepaid expenses and other current assets	—	103	307	—	410
Income taxes	127	—	—	(127)	—
Total Current Assets	1,065	3,882	4,343	(127)	9,163
Property and Equipment – net	—	4,696	3,516	—	8,212
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	131	439	—	570
Other Assets	4	65	513	—	582
Deferred Income Tax Assets	11	—	—	(11)	—
Intercompany Receivable	1,260	—	3,114	(4,374)	—
Investment in Subsidiaries	3,467	2,675	—	(6,142)	—
Total Assets	$5,807	$14,764	$12,353	$(10,654)	$22,270
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$121	$2	$—	$123
Merchandise accounts payable	—	1,730	1,897	—	3,627
Accounts payable and accrued liabilities	212	919	1,288	—	2,419
Income taxes	—	54	162	(127)	89
Deferred income taxes	—	322	104	—	426
Total Current Liabilities	212	3,146	3,453	(127)	6,684
Long-Term Debt	—	6,793	24	—	6,817
Intercompany Payable	—	4,374	—	(4,374)	—
Deferred Income Taxes	—	389	804	(11)	1,182
Other Liabilities	32	746	1,246	—	2,024
Shareholders' Equity (Deficit)	5,563	(684)	6,826	(6,142)	5,563
Total Liabilities and Shareholders' Equity	$5,807	$14,764	$12,353	$(10,654)	$22,270

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended October 27, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,979	$5,820	$(2,724)	$6,075
Cost of sales	—	(1,901)	(4,480)	2,709	(3,672)
Gross margin	—	1,078	1,340	(15)	2,403
Selling, general and administrative expenses	(2)	(1,132)	(959)	15	(2,078)
Operating income (loss)	(2)	(54)	381	—	325
Interest (expense) income, net:
External	—	(103)	—	—	(103)
Intercompany	—	(35)	35	—	—
Equity in earnings of subsidiaries	147	29	—	(176)	—
Income (loss) before income taxes	145	(163)	416	(176)	222
Federal, state and local income tax benefit (expense)	—	50	(127)	—	(77)
Net income (loss)	$145	$(113)	$289	$(176)	$145
Comprehensive income (loss)	$169	$(89)	$299	$(210)	$169

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended October 27, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$9,024	$15,672	$(6,360)	$18,336
Cost of sales	—	(5,640)	(11,661)	6,317	(10,984)
Gross margin	—	3,384	4,011	(43)	7,352
Selling, general and administrative expenses	(6)	(3,282)	(2,837)	43	(6,082)
Operating income (loss)	(6)	102	1,174	—	1,270
Interest (expense) income, net:
External	1	(320)	(1)	—	(320)
Intercompany	(1)	(106)	107	—	—
Equity in earnings of subsidiaries	609	222	—	(831)	—
Income (loss) before income taxes	603	(102)	1,280	(831)	950
Federal, state and local income tax benefit (expense)	2	87	(434)	—	(345)
Net income (loss)	$605	$(15)	$846	$(831)	$605
Comprehensive income	$676	$56	$876	$(932)	$676

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 27, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$605	$(15)	$846	$(831)	$605
Equity in earnings of subsidiaries	(609)	(222)	—	831	—
Dividends received from subsidiaries	455		—	(455)	—
Depreciation and amortization	—	356	426	—	782
Increase in working capital	(173)	(66)	(367)	—	(606)
Other, net	(17)	64	61	—	108
Net cash provided by operating activities	261	117	966	(455)	889
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(210)	(387)	—	(597)
Other, net	—	—	(18)	—	(18)
Net cash used by investing activities	—	(210)	(405)	—	(615)
Cash flows from financing activities:
Debt repaid	—	(800)	(3)	—	(803)
Dividends paid	(246)	—	(455)	455	(246)
Common stock acquired, net of issuance of common stock	(826)	—	—	—	(826)
Intercompany activity, net	(733)	892	(159)	—	—
Other, net	(51)	(1)	90	—	38
Net cash provided (used) by financing activities	(1,856)	91	(527)	455	(1,837)
Net increase (decrease) in cash and cash equivalents	(1,595)	(2)	34	—	(1,563)
Cash and cash equivalents at beginning of period	2,533	38	256	—	2,827
Cash and cash equivalents at end of period	$938	$36	$290	$—	$1,264

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 29, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$779	$34	$284	$—	$1,097
Receivables	—	49	239	—	288
Merchandise inventories	—	3,781	3,377	—	7,158
Prepaid expenses and other current assets	—	102	306	—	408
Income taxes	44	—	—	(44)	—
Total Current Assets	823	3,966	4,206	(44)	8,951
Property and Equipment – net	—	4,812	3,611	—	8,423
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	161	447	—	608
Other Assets	4	92	442	—	538
Deferred Income Tax Assets	—	—	—	—	—
Intercompany Receivable	2,176	—	2,954	(5,130)	—
Investment in Subsidiaries	3,094	2,790	—	(5,884)	—
Total Assets	$6,097	$15,136	$12,088	$(11,058)	$22,263
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$802	$3	$—	$805
Merchandise accounts payable	—	1,748	1,828	—	3,576
Accounts payable and accrued liabilities	211	928	1,236	—	2,375
Income taxes	—	30	80	(44)	66
Deferred income taxes	—	293	95	—	388
Total Current Liabilities	211	3,801	3,242	(44)	7,210
Long-Term Debt	—	6,125	26	—	6,151
Intercompany Payable	—	5,130	—	(5,130)	—
Deferred Income Taxes	1	446	955	—	1,402
Other Liabilities	33	648	967	—	1,648
Shareholders' Equity (Deficit)	5,852	(1,014)	6,898	(5,884)	5,852
Total Liabilities and Shareholders' Equity	$6,097	$15,136	$12,088	$(11,058)	$22,263

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended October 29, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,941	$5,733	$(2,821)	$5,853
Cost of sales	—	(1,899)	(4,452)	2,807	(3,544)
Gross margin	—	1,042	1,281	(14)	2,309
Selling, general and administrative expenses	11	(1,174)	(869)	14	(2,018)
Operating income (loss)	11	(132)	412	—	291
Interest (expense) income, net:
External	—	(108)	—	—	(108)
Intercompany	(1)	(47)	48	—	—
Equity in earnings of subsidiaries	132	21	—	(153)	—
Income (loss) before income taxes	142	(266)	460	(153)	183
Federal, state and local income tax benefit (expense)	(3)	101	(142)	—	(44)
Net income (loss)	$139	$(165)	$318	$(153)	$139
Comprehensive income (loss)	$153	$(151)	$324	$(173)	$153

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended October 29, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$8,967	$15,188	$(6,474)	$17,681
Cost of sales	—	(5,614)	(11,406)	6,433	(10,587)
Gross margin	—	3,353	3,782	(41)	7,094
Selling, general and administrative expenses	7	(3,303)	(2,712)	41	(5,967)
Operating income	7	50	1,070	—	1,127
Interest (expense) income, net:
External	1	(336)	—	—	(335)
Intercompany	(1)	(144)	145	—	—
Equity in earnings of subsidiaries	506	175	—	(681)	—
Income (loss) before income taxes	513	(255)	1,215	(681)	792
Federal, state and local income tax benefit (expense)	(2)	132	(411)	—	(281)
Net income (loss)	$511	$(123)	$804	$(681)	$511
Comprehensive income (loss)	$542	$(92)	$822	$(730)	$542

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 29, 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$511	$(123)	$804	$(681)	$511
Equity in earnings of subsidiaries	(506)	(175)	—	681	—
Dividends received from subsidiaries	352	—	—	(352)	—
Depreciation and amortization	—	390	428	—	818
Increase in working capital	(73)	(213)	(432)	—	(718)
Other, net	1	23	(8)	—	16
Net cash provided (used) by operating activities	285	(98)	792	(352)	627
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(194)	(278)	—	(472)
Other, net	—	38	(38)	—	—
Net cash used by investing activities	—	(156)	(316)	—	(472)
Cash flows from financing activities:
Debt repaid	—	(449)	(2)	—	(451)
Dividends paid	(106)	—	(352)	352	(106)
Acquisition of common stock, net of common stock issued	(97)	—	—	—	(97)
Intercompany activity, net	(488)	705	(217)	—	—
Other, net	11	(9)	130	—	132
Net cash provided (used) by financing activities	(680)	247	(441)	352	(522)
Net increase (decrease) in cash and cash equivalents	(395)	(7)	35	—	(367)
Cash and cash equivalents at beginning of period	1,174	41	249	—	1,464
Cash and cash equivalents at end of period	$779	$34	$284	$—	$1,097

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

For purposes of the following discussion, all references to "third quarter of 2012" and "third quarter of 2011" are to the Company's 13-week fiscal periods ended October 27, 2012 and October 29, 2011, respectively, and all references to "2012" and "2011" are to the Company's 39-week fiscal periods ended October 27, 2012 and October 29, 2011, respectively.
The Company is an omnichannel retail organization operating stores and websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 850 stores, including twelve Bloomingdale's Outlets, in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com. In addition, there is a Bloomingdale's store in Dubai, United Arab Emirates which is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices. A pivotal part of the omnichannel strategy is the Company's capability to allow associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate on the Internet or via mobile devices. As of October 27, 2012, approximately 290 Macy's stores were fulfilling orders from other stores and/or from the Internet and mobile devices, as compared to approximately 20 Macy's stores as of October 29, 2011.
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
During 2011 the Company opened two new Bloomingdale's Outlet stores and re-opened one Macy's store that had been closed in 2010 due to flood damage. During 2012 the Company opened two new Macy's stores and five new Bloomingdale's Outlet stores, including a new Bloomingdale's Outlet store opened in November 2012. Also during 2012 the Company opened its new 1.3 million square foot fulfillment center in Martinsburg, West Virgina.
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

MACY'S, INC.

The effects of economic conditions have been, and may continue to be, experienced differently, or at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to the Company's Macy's-branded and Bloomingdale's-branded operations. All economic conditions, however, ultimately affect the Company's overall operations. As of the date of this report, based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable store sales in fiscal 2012 will increase approximately 3.9% from fiscal 2011 levels, as adjusted for the impact of the 53rd week in fiscal 2012.
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

Results of Operations
Comparison of the 13 Weeks Ended October 27, 2012 and October 29, 2011
Net income for the third quarter of 2012 was $145 million, compared to net income of $139 million for the third quarter of 2011, reflecting the benefits of the key strategies at Macy's and Bloomingdale's.
Net sales for the third quarter of 2012 totaled $6,075 million, compared to net sales of $5,853 million for the third quarter of 2011, an increase of $222 million or 3.8%, reflecting growth in both Macy's and Bloomingdale's and in stores as well as online. On a comparable basis, net sales for the third quarter of 2012 were up 3.7% compared to the third quarter of 2011. Sales from the Company's Internet businesses in the third quarter of 2012 increased 40.4% compared to the third quarter of 2011 and positively affected the Company's third quarter of 2012 comparable sales by 2.2%. The Company continues to benefit from the successful execution of the My Macy's localization, Omnichannel and Magic selling strategies. Geographically, sales in the third quarter of 2012 were strongest in the Houston-based South Central region. By family of business, sales in the third quarter of 2012 were strongest in watches, handbags, fragrances, women's suits, men's shoes, men's tailored clothing, textiles, luggage, furniture and mattresses. Sales in the third quarter of 2012 were less strong in juniors, tabletop and housewares. The Company calculates comparable sales as sales from stores in operation throughout 2011 and 2012 and Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales figures differ among companies in the retail industry.
Cost of sales was $3,672 million or 60.4% of net sales for the third quarter of 2012, compared to $3,544 million or 60.6% of net sales for the third quarter of 2011, an increase of $128 million. The cost of sales rate as a percent to net sales was lower in the third quarter of 2012, as compared to the third quarter of 2011, despite being impacted by the growth of the omnichannel businesses and the resulting impact of free shipping. Application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, general and administrative (“SG&A”) expenses were $2,078 million or 34.2% of net sales for the third quarter of 2012, compared to $2,018 million or 34.4% of net sales for the third quarter of 2011, an increase of $60 million. The SG&A rate as a percent of net sales was 20 basis points lower in the third quarter of 2012, as compared to the third quarter of 2011, reflecting increased net sales. SG&A expenses in the third quarter of 2012 were impacted by higher selling costs as a result of stronger sales, higher pension and supplementary retirement plan expense, lower income from credit operations and greater investments in the Company's omnichannel operations, partially offset by lower depreciation and amortization expense. Income from credit operations was $162 million in the third quarter of 2012, compared to $185 million in the third quarter of 2011. The Company expects to experience continued improvement in collection rates in the near term, and income from credit operations is anticipated to be higher in the fourth quarter of fiscal 2012 and the full fiscal year 2012 as compared to the fourth quarter of fiscal 2011 and the full fiscal year 2011.
Net interest expense was $103 million for the third quarter of 2012, compared to $108 million for the third quarter of 2011, a decrease of $5 million. Net interest expense for the third quarter of 2012 benefited from lower levels of borrowings and lower rates on outstanding borrowings as compared to the third quarter of 2011.

The Company's effective tax rate of 34.5% for the third quarter of 2012 and 24.2% for the third quarter of 2011 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY'S, INC.

Comparison of the 39 Weeks Ended October 27, 2012 and October 29, 2011
Net income for 2012 was $605 million, compared to net income of $511 million for 2011, reflecting the benefits of the key strategies at Macy's and Bloomingdale's.
Net sales for 2012 totaled $18,336 million, compared to net sales of $17,681 million for 2011, an increase of $655 million or 3.7%, reflecting growth in both Macy's and Bloomingdale's and in stores as well as online. On a comparable basis, net sales for 2012 were up 3.7% compared to 2011. Sales from the Company's Internet businesses in 2012 increased 36.8% compared to 2011 and positively affected the Company's 2012 comparable sales by 1.8%. The Company continues to benefit from the successful execution of the My Macy's localization, Omnichannel and Magic selling strategies. Geographically, sales in 2012 were strongest in the southern regions. By family of business, sales in 2012 were strongest in watches, handbags, cosmetics, textiles, furniture and mattresses. Sales in 2012 were less strong in juniors. The Company calculates comparable sales as sales from stores in operation throughout 2011 and 2012 and Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales figures differ among companies in the retail industry.
Cost of sales was $10,984 million or 59.9% of net sales for 2012, compared to $10,587 million or 59.9% of net sales for 2011, an increase of $397 million. Application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
SG&A expenses were $6,082 million or 33.2% of net sales for 2012, compared to $5,967 million or 33.7% of net sales for 2011, an increase of $115 million. The SG&A rate as a percent of net sales was 50 basis points lower in 2012, as compared to 2011, reflecting increased net sales and higher income from credit operations. SG&A expenses in 2012 were impacted by higher selling costs as a result of stronger sales, higher pension and supplementary retirement plan expense, and greater investments in the Company's omnichannel operations, partially offset by higher income from credit operations and lower depreciation and amortization expense. SG&A expenses in 2011 included the $12 million gain on the sale of the investment in The Knot, Inc. Income from credit operations was $451 million in 2012, compared to $414 million in 2011. The Company has experienced and expects to experience continued improvement in collection rates in the near term. Income from credit operations is anticipated to be higher in the fourth quarter of fiscal 2012 and the full fiscal year 2012 as compared to the fourth quarter of fiscal 2011 and the full fiscal year 2011.
Net interest expense was $320 million for 2012, compared to $335 million for 2011, a decrease of $15 million. Net interest expense for 2012 benefited from lower levels of borrowings and lower rates on outstanding borrowings as compared to 2011. Net interest expense for 2012 included approximately $4 million relating to the early redemption on March 29, 2012 of $173 million of 8.0% senior debentures due July 15, 2012.

The Company's effective tax rate of 36.3% for 2012 and 35.5% for 2011 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Net cash provided by operating activities in 2012 was $889 million, compared to $627 million provided in 2011, reflecting higher net income in 2012 and a $225 million pension contribution in 2011. The Company is currently planning to make a pension contribution of approximately $150 million prior to February 2, 2013.
Net cash used by investing activities was $615 million for 2012, compared to net cash used by investing activities of $472 million for 2011. Investing activities for 2012 include purchases of property and equipment totaling $464 million and capitalized software of $169 million, compared to purchases of property and equipment totaling $359 million and capitalized software of $141 million for 2011. Purchases of property and equipment during 2012 includes the purchase of two parcels of the Macy's flagship Union Square location in San Francisco. This purchase was primarily funded through the proceeds in a qualified escrow account from the sale of store leases related to the 2006 divestiture of Lord & Taylor and other closed stores. The Company anticipates capital expenditures for fiscal 2012 will be approximately $950 million.

MACY'S, INC.

Net cash used by the Company for all financing activities was $1,837 million for 2012, including the repayment of $803 million of debt, $1,018 million for the acquisition of the Company's common stock under its share repurchase program and to cover employee tax liabilities related to stock plan activity and the payment of $246 million of cash dividends, partially offset by $192 million from the issuance of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $38 million. The debt repaid during 2012 includes $616 million of 5.35% senior notes due March 15, 2012 paid at maturity and the early redemption on March 29, 2012 of $173 million of 8.0% senior debentures due July 15, 2012.
During 2012, the Company repurchased 26,256,576 shares of its common stock pursuant to existing stock purchase authorizations at an approximate cost of $991 million. As of October 27, 2012, the Company had approximately $361 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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
On November 28, 2012, the Company repurchased $700 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of approximately $706 million. The repurchased senior unsecured notes had stated interest rates ranging from 5.9% to 7.875% and maturities in 2015 and 2016. The Company expects to record the redemption premium and other costs related to these repurchases as additional interest expense of approximately $133 million ($83 million after income taxes) prior to February 2, 2013. On November 20, 2012, the Company issued $750 million aggregate principal amount of 2.875% senior unsecured notes due 2023 and $250 million aggregate principal amount of 4.3% senior unsecured notes due 2043. This debt was used to pay for the repurchased notes described above. Remaining proceeds of this debt will be used to retire $298 million of 5.875% senior unsecured notes maturing during January 2013, and as a result this short-term debt was reclassified to long-term debt as of October 27, 2012. Through these transactions, the Company has improved its debt maturity profile, decreased its ongoing interest expense by taking advantage of the current low interest rate environment and reduced its refinancing and interest rate risk over the next few years. The Company's annual interest expense is anticipated to be reduced on a full year basis by approximately $30 million.
Net cash used by the Company for all financing activities was $522 million for 2011, including the repayment of $451 million of debt, $210 million for the acquisition of the Company's common stock under its share repurchase program and the payment of $106 million of cash dividends, partially offset by $113 million from the issuance of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $140 million. The debt repaid during 2011 included $330 million of 6.625% senior notes due April 1, 2011 and $109 million of 7.45% senior debentures due September 15, 2011.
The Company entered into a credit agreement with certain financial institutions on June 20, 2011 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which amount may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire June 20, 2015. As of October 27, 2012 and throughout all of 2012, the Company had no borrowings outstanding under its credit agreement.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the third quarter of 2012 was 8.04 and its leverage ratio at October 27, 2012 was 1.88, in each case as calculated in accordance with the credit agreement.
On October 26, 2012, the Company's board of directors declared a quarterly dividend of 20 cents per share on its common stock, payable January 2, 2013 to Macy's shareholders of record at the close of business on December 14, 2012.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 27, 2012, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2012.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
July 29, 2012 – August 25, 2012	2,067	38.76	2,067	684
August 26, 2012 – September 29, 2012	4,697	39.24	4,697	500
September 30, 2012 – October 27, 2012	3,515	39.49	3,515	361
	10,279	39.23	10,279
 ___________________

(1)
Commencing in January 2000, the Company's board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $10,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of October 27, 2012, $361 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

10.1+
Eighth Amendment to Credit Card Program Agreement, effective as of April 16, 2012, by and among Macy's, Inc., f/k/a Federated Department Stores, Inc., a Delaware corporation, ("Macy's, Inc."), FDS Bank, a federally-chartered stock savings bank ("FDS Bank"), Macy's Credit and Customer Services, Inc., f/k/a FACS Group, Inc., an Ohio corporation ("MCCS"), Macy's West Stores, Inc., f/k/a Macy's Department Stores, Inc., an Ohio corporation ("Macy's"), Bloomingdale's, Inc., an Ohio corporation ("Bloomingdale's") (collectively the "Macy's Companies"), and Department Stores National Bank, a national banking association, as assignee of Citibank, N.A. ("Bank").

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, filed on December 3, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: December 3, 2012