Form 10-K
period 2013-02-02
Macy's, Inc.
filed 2013-04-03
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 2, 2013	Commission File Number: 1-13536
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 28, 2012) was approximately $14,773,300,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2013
Common Stock, $0.01 par value per share	389,307,949 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2013 (Proxy Statement)	Part III

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2012,” “2011,” “2010,” “2009” and “2008” are references to the Company’s fiscal years ended February 2, 2013, January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively. Fiscal year 2012 includes 53 weeks and fiscal years 2011, 2010, 2009 and 2008 included 52 weeks.
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

•	changes in relationships with vendors and other product and service providers;

•	currency, interest and exchange rates and other capital market, economic and geo-political conditions;

•	severe or unseasonable weather, possible outbreaks of epidemic or pandemic diseases and natural disasters;

•	unstable political conditions, civil unrest, terrorist activities and armed conflicts;

•	the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet the Company’s quality standards;

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
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. As of February 2, 2013, the operations of the Company included approximately 840 stores in 45 states, the District of Columbia, Guam and Puerto Rico under the names “Macy’s” and “Bloomingdale’s” as well as macys.com and bloomingdales.com. The Company operates twelve Bloomingdale’s Outlet stores. Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
The Company’s sells a wide range of merchandise, including apparel and accessories (men’s, women’s and children’s), cosmetics, home furnishings and other consumer goods. The specific assortments vary by size of store, merchandising character and character of customers in the trade areas. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.
For 2012, 2011 and 2010, the following merchandise constituted the following percentages of sales:

	2012	2011	2010
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	38%	37%	36%
Feminine Apparel	23	25	26
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	15	15
	100%	100%	100%

In 2012, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

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

The principal private label brands currently offered by the Company include Alfani, American Rag, Aqua, Bar III, Belgique, Charter Club, Club Room, Epic Threads, 55 Broome, first impressions, Giani Bernini, greendog, Greg Norman for Tasso Elba, Holiday Lane, Home Design, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni by jennifer moore, JM Collection, John Ashford, Karen Scott, Martha Stewart Collection, Material Girl, Morgan Taylor, Oake, Pop Knits, so jenni by jennifer moore, Sky, Studio Silver, Style & Co., Style & Co. Sport, Sutton Studio, Tasso Elba, the cellar, Tools of the Trade, Tools of the Trade Basics, and Via Europa.
The trademarks associated with all of the foregoing brands, other than American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, and Material Girl are owned by the Company. The American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, and Material Girl brands are owned by third parties, which license the trademarks associated with such brands to Macy’s pursuant to agreements which have renewal rights that extend through 2050, 2020, 2027, and 2030, respectively.

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
Employees
As of February 2, 2013, the Company had approximately 175,700 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of February 2, 2013 were represented by unions. Management considers its relations with its employees to be satisfactory.
Seasonality
The retail business is seasonal in nature with a high proportion of sales and operating income generated in the months of November and December. Working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the holiday season when the Company must carry significantly higher inventory levels.
Purchasing
The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2012. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.
Competition
The retailing industry is intensely competitive. The Company’s operations compete with many retailing formats, including department stores, specialty stores, general merchandise stores, off-price and discount stores, manufacturers’ outlets, the Internet, mail order catalogs and television shopping, among others. The retailers with which the Company competes include Amazon, Bed Bath & Beyond, Belk, Bon Ton, Burlington Coat Factory, Dillard’s, Gap, J.C. Penney, Kohl’s, Limited, Lord & Taylor, Neiman Marcus, Nordstrom, Saks, Sears, Target, TJ Maxx and Wal-Mart. The Company seeks to attract customers by offering superior selections, obvious value, and distinctive marketing in stores that are located in premier locations, and by providing an exciting shopping environment and superior service through an omnichannel experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.
Available Information
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

Executive Officers of the Registrant
The following table sets forth certain information as of March 25, 2013 regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	61	Chairman of the Board; President and Chief Executive Officer; Director
Timothy M. Adams	59	Chief Private Brand Officer
William S. Allen	55	Chief Human Resources Officer
Jeffrey Gennette	51	Chief Merchandising Officer
Julie Greiner	59	Chief Merchandise Planning Officer
Robert B. Harrison	49	Chief Omnichannel Officer
Karen M. Hoguet	56	Chief Financial Officer
Jeffrey Kantor	54	Chairman of macys.com
Martine Reardon	50	Chief Marketing Officer
Peter Sachse	55	Chief Stores Officer
Joel A. Belsky	59	Executive Vice President and Controller
Dennis J. Broderick	64	Executive Vice President, General Counsel and Secretary

Terry J. Lundgren has been Chairman of the Board since January 2004 and President and Chief Executive Officer of the Company since February 2003.
Timothy M. Adams has been the Chief Private Brand Officer of the Company since February 2009; prior thereto he served as Chairman and CEO of Macy’s Home Store from July 2005 to February 2009.
William S. Allen has been Chief Human Resources Officer of the Company since January 2013; prior thereto he was the Senior Vice President - Group Human Resources of AP Moller-Maersk A/S from January 2008 to December 2012.
Jeffrey Gennette has been Chief Merchandising Officer of the Company since February 2009; prior thereto he served as Chairman and CEO of Macy’s West from February 2008 to February 2009.
Julie Greiner has been Chief Merchandise Planning Officer of the Company since February 2009; prior thereto she served as Chairman and CEO of Macy’s Florida from July 2005 to February 2009.
Robert B. Harrison has been Chief Omnichannel Officer since January 2013; prior thereto he served as Executive Vice President - Omnichannel Strategy from July 2012 to January 2013; as Executive Vice President - Finance from 2011 to July 2012, as President - Stores from 2009 to 2011 and as Chief Operating Officer of Macy's West from 2008 - 2009.
Karen M. Hoguet has been Chief Financial Officer of the Company since February 2009; prior thereto she served as Executive Vice President and Chief Financial Officer of the Company from June 2005 to February 2009.
Jeffrey Kantor has been Chairman of macys.com since February 2012; prior thereto he served as President for Merchandising of macys.com from August 2010 to February 2012, as President - Merchandising for Home from May 2009 to August 2010 and as President for furniture for Macy's Home Store from February 2006 to May 2009.
Peter Sachse has been Chief Stores Officer since February 2012; prior thereto he served as Chief Marketing Officer of the Company from February 2009 to February 2012, as Chairman of macys.com from April 2006 to February 2012, and as President of Macy’s Corporate Marketing from May 2007 to February 2009.
Martine Reardon has been Chief Marketing Officer since February 2012; prior thereto she served as Executive Vice President for Marketing from February 2009 to February 2012 and as Executive Vice President, national marketing strategy, events and public relations for Macy's Corporate Marketing from 2007 to February 2009.
Joel A. Belsky has been Executive Vice President and Controller of the Company since May 2009; prior thereto he served as Senior Vice President and Controller of the Company from October 1996 through April 2009.
Dennis J. Broderick has been Secretary of the Company since July 1993 and Executive Vice President and General Counsel of the Company since May 2009; prior thereto he served as Senior Vice President and General Counsel of the Company from January 1990 to April 2009.

Item 1A.	Risk Factors.
In evaluating the Company, the risks described below and the matters described in “Forward-Looking Statements” should be considered carefully. Such risks and matters are numerous and diverse, may be experienced continuously or intermittently, and may vary in intensity and effect. Any of such risks and matters, individually or in combination, could have a material adverse effect on the Company's business, prospects, financial condition, results of operations and cash flows, as well as on the attractiveness and value of an investment in the Company's securities.
The Company faces significant competition in the retail industry.
The Company conducts its retail merchandising business under highly competitive conditions. Although the Company is one of the nation’s largest retailers, it has numerous and varied competitors at the national and local levels, including conventional and specialty department stores, other specialty stores, category killers, mass merchants, value retailers, discounters, and Internet and mail-order retailers. Competition may intensify as the Company’s competitors enter into business combinations or alliances. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. Any failure by the Company to compete effectively could negatively affect the Company's business and results of operations.
The Company’s sales and operating results depend on consumer preferences and consumer spending.
The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending. The Company’s sales and operating results depend in part on its ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. The Company develops new retail concepts and continuously adjusts its industry position in certain major and private-label brands and product categories in an effort to satisfy customers. Any sustained failure to anticipate, identify and respond to emerging trends in lifestyle and consumer preferences could negatively affect the Company’s business and results of operations. The Company’s sales are significantly affected by discretionary spending by consumers. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters. Any decline in discretionary spending by consumers could negatively affect the Company's business and results of operations.
The Company’s business is subject to unfavorable economic and political conditions and other developments and risks.
Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect the Company’s business and results of operations. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, consumer credit availability, consumer debt levels, consumer debt payment behaviors, tax rates and policy, unemployment trends, energy prices, and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could negatively affect the Company’s business and results of operations. In addition, unstable political conditions, civil unrest, terrorist activities and armed conflicts may disrupt commerce and could negatively affect the Company’s business and results of operations.
The Company’s revenues and cash requirements are affected by the seasonal nature of its business.
The Company’s business is seasonal, with a high proportion of revenues and operating cash flows generated during the second half of the fiscal year, which includes the fall and holiday selling seasons. A disproportionate amount of the Company's revenues fall in the fourth fiscal quarter, which coincides with the holiday season. In addition, the Company incurs significant additional expenses in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including for additional inventory, advertising and employees.
The Company’s business could be affected by extreme weather conditions, regional or global health pandemics or natural disasters.
Extreme weather conditions in the areas in which the Company’s stores are located could negatively affect the Company’s business and results of operations. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for the Company’s customers to travel to its stores and thereby reduce the Company’s sales and profitability. The Company’s business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could reduce demand for a portion of the Company’s inventory and thereby reduce the Company's sales and profitability.

The Company's business and results of operations could also be negatively affected if a regional or global health pandemic were to occur, depending upon its location, duration and severity. To halt or delay the spread of disease, local, regional or national governments might limit or ban public gatherings or customers might avoid public places, such as the Company's stores. A regional or global health pandemic might also result in disruption or delay of production and delivery of materials and products in the Company's supply chain and cause staffing shortages in the Company's stores.
In addition, natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could damage or destroy the Company’s facilities or make it difficult for customers to travel to its stores, thereby negatively affecting the Company’s business and results of operations.
The Company’s pension funding could increase at a higher than anticipated rate.
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
The Company’s expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could negatively affect the Company’s financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the phased-in nature of the implementation of the legislation, the Company is not able at this time to fully determine the impact that healthcare reform will have on the Company-sponsored medical plans.
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
The Company’s business is dependent upon attracting and retaining quality employees. The Company has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. The Company’s ability to meet its labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In addition, as a large and complex enterprise operating in a highly competitive and challenging business environment, the Company is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact the Company’s ability to attract, train, develop and retain quality employees throughout the organization could negatively affect the Company’s business and results of operations.
The Company depends upon designers, vendors and other sources of merchandise, goods and services. The Company's business could be affected by disruptions in, or other legal, regulatory, political or economic issues associated with, our supply network.
The Company’s relationships with established and emerging designers have been a significant contributor to the Company’s past success. The Company’s ability to find qualified vendors and access products in a timely and efficient manner is often challenging, particularly with respect to goods sourced outside the United States. The Company’s procurement of goods and services from outside the United States is subject to risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade, including costs and uncertainties associated with efforts to identify and disclose sources of "conflict minerals" used in products that the Company causes to be manufactured and potential sell-through difficulties and reputational damage that may be associated with the inability of the Company to determine that such products are "DRC conflict-free." In addition, the Company’s procurement of all its goods and services is subject to the effects of price increases which the Company may or may not be able to pass through to its customers. All of these factors may affect the Company’s ability to access suitable merchandise on acceptable terms, are beyond the Company’s control and could negatively affect the Company’s business and results of operations.
The Company's sales and operating results could be adversely affected by product safety concerns.
If the Company's merchandise offerings do not meet applicable safety standards or our consumers' expectations regarding safety, the Company could experience decreased sales, experience increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose the Company to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns could negatively affect the Company's business and results of operations.
The Company depends upon the success of its advertising and marketing programs.
The Company’s advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,181 million for 2012. The Company’s business depends on effective marketing and high customer traffic. The Company has many initiatives in this area, and often changes its advertising and marketing programs. There can be no assurance as to the Company’s continued ability to effectively execute its advertising and marketing programs, and any failure to do so could negatively affect the Company’s business and results of operations.
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
The Company relies extensively on its computer systems to process transactions, summarize results and manage its business. The Company’s computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by the Company’s employees. If the Company’s computer systems are damaged or cease to function properly, the Company may have to make a significant investment to fix or replace them, and the Company may suffer loss of critical data and interruptions or delays in its operations. Any material interruption in the Company’s computer systems could negatively affect its business and results of operations.
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
Litigation, legislation or regulatory developments could adversely affect the Company’s business and results of operations.
The Company is subject to various federal, state and local laws, rules, regulations, inquiries and initiatives in connection with both its core business operations and its credit card and other ancillary operations (including the Credit Card Act of 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)). Recent and future developments relating to such matters could increase the Company's compliance costs and adversely affect the profitability of its credit card and other operations. The Company is also subject to customs, child labor, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company's knowledge, or are violated by importers, designers, manufacturers or distributors, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could negatively affect the Company's business and results of operations. In addition, the Company is regularly involved in various litigation matters that arise in the ordinary course of its business. Adverse outcomes in current or future litigation could negatively affect the Company’s financial condition, results of operations and cash flows.
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
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 2, 2013, the operations of the Company included 841 stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 150,600,000 square feet. Of such stores, 462 were owned, 269 were leased and 110 stores were operated under arrangements where the Company owned the building and leased the land. Substantially all owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
Additional information about the Company’s stores as of February 2, 2013 is as follows:

Geographic Region	Total Stores	Owned Stores	Leased Stores	Stores Subject to a Ground Lease
Mid-Atlantic	105	55	33	17
Midwest	94	56	27	11
North	82	64	14	4
Northeast	106	55	42	9
Northwest	128	39	71	18
South Central	103	76	18	9
Southeast	110	72	18	20
Southwest	113	45	46	22
	841	462	269	110

The eight geographic regions detailed in the foregoing table are based on the Company’s Macy’s-branded operational structure. The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States. Store count activity was as follows:

	2012	2011	2010
Store count at beginning of fiscal year	842	850	850
Stores opened and other expansions	7	4	7
Stores closed	(8)	(12)	(7)
Store count at end of fiscal year	841	842	850

 Additional information about the Company’s logistics network as of February 2, 2013 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Cheshire, CT	Direct to customer	Owned	565
Chicago, IL	Stores	Owned	861
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	600
Hayward, CA	Stores	Owned	386
Houston, TX	Stores	Owned	1,453
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Owned	260
Los Angeles, CA	Stores	Owned	1,178
Martinsburg, WV	Direct to customer	Owned	1,300
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	950
Raritan, NJ	Stores	Owned	560
Sacramento, CA	Direct to customer	Leased	96
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	668
St. Louis, MO	Stores	Owned	661
Stone Mountain, GA	Stores	Owned	1,000
Tampa, FL	Stores	Owned	670
Tukwila, WA	Stores	Leased	500
Youngstown, OH	Stores	Owned	851

Item 3.	Legal Proceedings.
On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy’s, Inc. Profit Sharing 401(k) Investment Plan (the “401(k) Plan”), filed a lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the “May Plan”) between February 27, 2005 and the present. The lawsuit has been conditionally certified as a class action. The complaint alleges that the Company, as well as members of the Company’s board of directors and certain members of senior management, breached various fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”) to participants in the 401(k) Plan and the May Plan, by making false and misleading statements regarding the Company’s business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed “artificial inflation” of the Company’s stock price and “imprudent investment” by the 401(k) Plan and the May Plan in Macy’s stock. The plaintiff seeks an unspecified amount of compensatory damages and costs. The parties have reached an agreement to settle the matter, subject to the court's final approval of the settlement terms.
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
The Common Stock is listed on the NYSE under the trading symbol “M.” As of February 2, 2013, the Company had approximately 20,000 stockholders of record. The following table sets forth for each fiscal quarter during 2012 and 2011 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared with respect to each fiscal quarter on each share of Common Stock.

	2012			2011
	Low	High	Dividend	Low	High	Dividend
1st Quarter	33.18	41.50	0.2000	21.69	25.99	0.0500
2nd Quarter	32.31	42.17	0.2000	23.98	30.62	0.1000
3rd Quarter	34.89	41.24	0.2000	22.66	32.35	0.1000
4th Quarter	36.30	41.98	0.2000	28.69	35.92	0.1000

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2012.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
October 28, 2012 – November 24, 2012	1,144	39.55	1,144	315
November 25, 2012 – December 29, 2012	6,823	38.46	6,823	1,553
December 30, 2012 – February 2, 2013	1,349	37.80	1,349	1,502
	9,316	38.50	9,316
 ___________________

(1)
Commencing in January 2000, the Company’s Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $12,000 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of February 2, 2013, $1,502 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Retail Department Store Index for the period from February 2, 2008 through February 2, 2013, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

Total Stockholder Return Performance
$180
$160
$140
$120
$100
$80
$60
$40
$20
02/02/08
01/31/09
01/30/10
01/29/11
01/28/12
02/02/13
Macy's
S&P 500
S&P 500 Retail

The companies included in the S&P Retail Department Store Index are Macy’s, J.C. Penney, Kohl’s and Nordstrom.

Item 6.	Selected Financial Data.
The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2012*	2011	2010	2009	2008
	(millions, except per share)
Consolidated Statement of Operations Data:
Net sales	$27,686	$26,405	$25,003	$23,489	$24,892
Cost of sales	(16,538)	(15,738)	(14,824)	(13,973)	(15,009)
Gross margin	11,148	10,667	10,179	9,516	9,883
Selling, general and administrative expenses	(8,482)	(8,281)	(8,260)	(8,062)	(8,481)
Impairments, store closing costs, gain on sale of leases and division consolidation costs	(5)	25	(25)	(391)	(398)
Goodwill impairment charges	—	—	—	—	(5,382)
Operating income (loss)	2,661	2,411	1,894	1,063	(4,378)
Interest expense	(425)	(447)	(513)	(562)	(588)
Premium on early retirement of debt	(137)	—	(66)	—	—
Interest income	3	4	5	6	28
Income (loss) before income taxes	2,102	1,968	1,320	507	(4,938)
Federal, state and local income tax benefit (expense)	(767)	(712)	(473)	(178)	163
Net income (loss)	$1,335	$1,256	$847	$329	$(4,775)

Basic earnings (loss) per share	$3.29	$2.96	$2.00	$0.78	$(11.34)
Diluted earnings (loss) per share	$3.24	$2.92	$1.98	$0.78	$(11.34)
Average number of shares outstanding	405.5	424.5	423.3	421.7	421.2
Cash dividends paid per share	$.8000	$.3500	$.2000	$.2000	$.5275
Depreciation and amortization	$1,049	$1,085	$1,150	$1,210	$1,278
Capital expenditures	$942	$764	$505	$460	$897
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,836	$2,827	$1,464	$1,686	$1,385
Total assets	20,991	22,095	20,631	21,300	22,145
Short-term debt	124	1,103	454	242	966
Long-term debt	6,806	6,655	6,971	8,456	8,733
Shareholders’ equity	6,051	5,933	5,530	4,653	4,620
 ___________________

*	53 weeks

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
The Company is an omnichannel retail organization operating stores and websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of February 2, 2013, the Company's operations were conducted through Macy's, macys.com, Bloomingdale's, bloomingdales.com and Bloomingdale's Outlet which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”
The Company is focused on three key strategies for continued growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy's localization initiative; (ii) driving the omnichannel business; and (iii) embracing customer centricity, including engaging customers on the selling floor through the MAGIC Selling program.
Through the My Macy's localization initiative, the Company has invested in talent, technology and marketing which ensures that core customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. My Macy's has provided for more local decision-making in every Macy's community, and involves tailoring merchandise assortments, space allocations, service levels, visual merchandising, marketing and special events on a store-by-store basis.
The Company's omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate on the Internet or via mobile devices. As of February 2, 2013, 292 Macy's stores were fulfilling orders from other stores and/or from the Internet and mobile devices, as compared to 23 Macy's stores as of January 28, 2012. By the end of fiscal 2013, approximately 500 Macy's stores are expected to be fulfilling orders from other stores and/or from the Internet and mobile devices.
Macy's MAGIC Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience.
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
During 2011, the Company opened three new Bloomingdale's Outlet stores and re-opened one Macy's store that had been closed in 2010 due to flood damage. During 2012, the Company opened two new Macy's stores in Salt Lake City, UT; and Greendale, WI; and five new Bloomingdale's Outlet stores in Livermore, CA, Merrimack, NH; Garden City, NY; Grand Prairie, TX; and Dallas, TX. Also during 2012 the Company opened its new 1.3 million square foot fulfillment center in Martinsburg, WV. The Company has announced that in 2013 it intends to open three new Macy's stores; a Macy's replacement store; a new Bloomingdale's store; and a Bloomingdale's Outlet store. In addition, 2014 will include three new Macy's stores; and a Bloomingdale's replacement store.

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
In recent years, consumer spending levels have been affected to varying degrees by a number of factors, including modest economic growth, a slowly improving housing market, a rising stock market, uncertainty regarding governmental spending and tax policies, high unemployment levels and tightened consumer credit. These factors have affected to varying degrees the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company.
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
2012 Highlights
The Company had its fourth consecutive year of improved financial performance in 2012 despite the continued challenging macroeconomic environment and high level of unemployment. These improvements have been driven by successful implementation of the Company's key strategies.
Selected highlights of 2012 include:

•	Comparable sales increased 3.7% which represents the third consecutive year of comparable sales growth in excess of 3.5%.

•
Operating income for fiscal 2012 was $2.666 billion or 9.6% of sales, excluding impairments, store closing costs and gain on sale of leases, an increase of 12% and 60 basis points as a percent of sales over 2011 on a comparable basis. See pages 16 to 18 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.

•
Diluted earnings per share, excluding certain items, grew 20% to $3.46 in 2012. See pages 16 to 18 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.

•
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, excluding premium on early retirement of debt and impairments, store closing costs and gain on sale of leases) as a percent to net sales reached 13.4% in 2012, reflecting steady improvement toward the Company's goal of a 14% Adjusted EBITDA rate. See pages 16 to 18 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.

•
Return on invested capital ("ROIC") a key measure of operating productivity, reached 21.2%, continuing an improvement trend over the past four years. See pages 16 to 18 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.

•	The Company repurchased 35.6 million shares of its common stock for $1,350 million in 2012, and doubled its annualized dividend rate to 80 cents per share.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with generally accepted accounting principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. In particular, management believes that excluding certain items that may vary substantially in frequency and magnitude from diluted earnings per share and from operating income and EBITDA as percentages to sales are useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. In addition, management believes that ROIC is a useful supplemental measure in evaluating how efficiently the Company employs its capital. The Company uses Adjusted EBITDA as a percent to net sales (with sales excluding certain items for this purpose) and ROIC as performance measures for certain components of executive compensation.
Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial results prepared in accordance with GAAP. Certain of the items that may be excluded or included in non-GAAP financial measures may be significant items that could impact the Company's financial position, results of operations and cash flows and should therefore be considered in assessing the Company's actual financial condition and performance. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.
Operating Income, Excluding Certain Items, as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure operating income, excluding certain items, as a percent to net sales to GAAP operating income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2012	2011	2010	2009
	(millions, except percentages)
Net sales	$27,686	$26,405	$25,003	$23,489

Operating income	$2,661	$2,411	$1,894	$1,063

Operating income as a percent to net sales	9.6%	9.1%	7.6%	4.5%

Operating income	$2,661	$2,411	$1,894	$1,063
Add back (deduct) impairments, store closing costs, gain on sale of leases and division consolidation costs	5	(25)	25	391
Operating income, excluding certain items	$2,666	$2,386	$1,919	$1,454
Operating income, excluding certain items, as a percent to net sales	9.6%	9.0%	7.7%	6.2%
Diluted Earnings Per Share, Excluding Certain Items
The following is a tabular reconciliation of the non-GAAP financial measure diluted earnings per share, excluding certain items, to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measure.

	2012	2011	2010	2009
Diluted earnings per share	$3.24	$2.92	$1.98	$0.78
Add back the impact of premium on early retirement of debt	0.21	—	0.09	—
Deduct the impact of gain on sale of leases	—	(0.08)	—	—
Add back the impact of impairments and store closing costs	0.01	0.04	0.04	0.18
Add back the impact of division consolidation costs	—	—	—	0.40
Diluted earnings per share, excluding the impact of premium on early retirement of debt, impairments, store closing costs, gain on sale of leases and division consolidation costs	$3.46	$2.88	$2.11	$1.36

Adjusted EBITDA as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude premium on early retirement of debt and impairments, store closing costs and gain on sales of leases ("Adjusted EBITDA"), as a percent to net sales to GAAP net income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2012	2011	2010	2009
	(millions, except percentages)
Net sales	$27,686	$26,405	$25,003	$23,489

Net income	$1,335	$1,256	$847	$329

Net income as a percent to net sales	4.8%	4.8%	3.4%	1.4%

Net income	$1,335	$1,256	$847	$329
Add back interest expense - net	422	443	508	556
Add back premium on early retirement of debt	137	—	66	—
Add back federal, state and local income tax expense	767	712	473	178
Add back (deduct) impairments, store closing costs, gain on sale of leases and division consolidation costs	5	(25)	25	391
Add back depreciation and amortization	1,049	1,085	1,150	1,210
Adjusted EBITDA	$3,715	$3,471	$3,069	$2,664
Adjusted EBITDA as a percent to net sales	13.4%	13.1%	12.3%	11.3%

ROIC
The Company defines ROIC as adjusted operating income as a percent to average invested capital. Average invested capital is comprised of an annual two-point (i.e., end of the previous year and the immediately preceding year) average of gross property and equipment, a capitalized value of non-capitalized leases equal to periodic annual reported net rent expense multiplied by a factor of eight and a four-point (i.e., end of each quarter within the period presented) average of other selected assets and liabilities.
The following is a tabular reconciliation of the non-GAAP financial measure of ROIC to operating income as a percent to property and equipment - net, which the Company believes to be the most directly comparable GAAP financial measure.

	2012	2011	2010	2009
	(millions, except percentages)
Operating income	$2,661	$2,411	$1,894	$1,063

Property and equipment - net	$8,308	$8,617	$9,160	$9,975

Operating income as a percent to property and equipment - net	32.0%	28.0%	20.7%	10.7%

Operating income	$2,661	$2,411	$1,894	$1,063
Add back (deduct) impairments, store closing costs, gain on sale of leases and division consolidation costs	5	(25)	25	391
Add back depreciation and amortization	1,049	1,085	1,150	1,210
Add back rent expense, net
Real estate	258	243	235	229
Personal property	11	10	10	12
Deferred rent amortization	7	8	7	7
Adjusted operating income	$3,991	$3,732	$3,321	$2,912

Property and equipment - net	$8,308	$8,617	$9,160	$9,975
Add back accumulated depreciation and amortization	5,967	6,018	5,916	5,620
Add capitalized value of non-capitalized leases	2,208	2,088	2,016	1,984
Add (deduct) other selected assets and liabilities:
Receivables	322	294	317	305
Merchandise inventories	5,754	5,596	5,211	5,170
Prepaid expenses and other current assets	390	409	283	231
Other assets	579	528	526	497
Merchandise accounts payable	(2,362)	(2,314)	(2,085)	(1,978)
Accounts payable and accrued liabilities	(2,333)	(2,309)	(2,274)	(2,320)
Total average invested capital	$18,833	$18,927	$19,070	$19,484

ROIC	21.2%	19.7%	17.4%	14.9%

Results of Operations

	2012 *		2011		2010
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$27,686		$26,405		$25,003
Increase in sales	4.9%		5.6%
Increase in comparable sales	3.7%		5.3%
Cost of sales	(16,538)	(59.7)%	(15,738)	(59.6)%	(14,824)	(59.3)%
Gross margin	11,148	40.3%	10,667	40.4%	10,179	40.7%
Selling, general and administrative expenses	(8,482)	(30.7)%	(8,281)	(31.4)%	(8,260)	(33.0)%
Impairments, store closing costs and gain on sale of leases	(5)	—%	25	0.1%	(25)	(0.1)%
Operating income	2,661	9.6%	2,411	9.1%	1,894	7.6%
Interest expense - net	(422)		(443)		(508)
Premium on early retirement of debt	(137)		—		(66)
Income before income taxes	2,102		1,968		1,320
Federal, state and local income tax expense	(767)		(712)		(473)
Net income	$1,335	4.8%	$1,256	4.8%	$847	3.4%

Diluted earnings per share	$3.24		$2.92		$1.98

Supplemental Non-GAAP Financial Measures
Operating income, excluding certain items	$2,666	9.6%	$2,386	9.0%	$1,919	7.7%
Diluted earnings per share, excluding certain items	$3.46		$2.88		$2.11
Adjusted EBITDA as a percent to net sales	13.4%		13.1%		12.3%
ROIC	21.2%		19.7%		17.4%

See pages 16 to 18 for a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Store information (at year-end):
Stores operated	841		842		850
Square footage (in millions)	150.6		151.9		154.2
___________________ * 53 weeks

Comparison of 2012 and 2011
Net Income
Net income for 2012 increased compared to 2011, reflecting the benefits of the key strategies at Macy's, the continued strong performance at Bloomingdale's, higher income from credit operations, and the 53rd week in 2012.
Net Sales
Net sales for 2012 increased $1,281 million or 4.9% compared to 2011. On a comparable basis, net sales for 2012 were up 3.7% compared to 2011. Sales from the Company's Internet businesses in 2012 increased 41.0% on a comparable basis to 2011 and positively affected the Company's 2012 comparable sales by 2.2%. The Company continues to benefit from the successful execution of the My Macy's localization, Omnichannel and MAGIC Selling strategies. Geographically, sales in 2012 were strongest in the southern regions as well as some markets in other parts of the country such as Western New York, Oregon and Colorado. By family of business, sales in 2012 were strongest in watches, handbags, cosmetics, textiles, furniture and mattresses. Sales of the Company's private label brands continued to be strong with particular growth coming from millennial, classic apparel and home textile brands. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded stores in 2012. Sales in 2012 were less strong in juniors. The Company calculates comparable sales as sales from stores in operation throughout 2011 and 2012 and all net Internet sales, adjusting for the 53rd week in 2012. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.
Cost of Sales
Cost of sales for 2012 increased $800 million from 2011. The cost of sales rate as a percent to net sales was higher in 2012, as compared to 2011, primarily due to growth of the omnichannel businesses and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for 2012 increased $201 million from 2011. The SG&A rate as a percent to net sales was 70 basis points lower in 2012, as compared to 2011, reflecting increased net sales. SG&A expenses in 2012 were impacted by higher selling costs as a result of stronger sales, higher retirement expenses (including Pension Plan, SERP and 401(k) expenses), and greater investments in the Company's omnichannel operations, partially offset by higher income from credit operations and lower depreciation and amortization expense. Retirement expenses were $232 million in 2012 as compared to $160 million in 2011, primarily due to the lower discount rate. Advertising expense, net of cooperative advertising allowances, was $1,181 million for 2012 compared to $1,136 million for 2011. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.3% for both 2012 and 2011. Income from credit operations was $663 million in 2012 as compared to $582 million in 2011. Depreciation and amortization expense was $1,049 million for 2012, compared to $1,085 million for 2011.
Impairments, Store Closing Costs and Gain on Sale of Leases
Impairments, store closing costs and gain on sale of leases for 2012 includes $4 million of asset impairment charges primarily related to the store closings announced in January 2013 and $1 million of other costs and expenses primarily related to the announced store closings. Impairments, store closing costs and gain on sale of leases for 2011 included a $54 million gain from the sale of store leases related to the 2006 divestiture of Lord & Taylor, partially offset by $22 million of asset impairment charges primarily related to the store closings announced in January 2012 and $7 million of other costs and expenses primarily related to the announced store closings.
Net Interest Expense
Net interest expense for 2012 decreased $21 million from 2011. Net interest expense for 2012 benefited from lower levels of borrowings and lower rates on outstanding borrowings as compared to 2011.

Premium on Early Retirement of Debt
On November 28, 2012, the Company repurchased $700 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of $706 million. The repurchased senior unsecured notes had stated interest rates ranging from 5.9% to 7.875% and maturities in 2015 and 2016. The Company recorded the redemption premium and other costs related to these repurchases as additional interest expense of $133 million in 2012. On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $4 million in 2012. The additional interest expense resulting from these transactions is presented as premium on early retirement of debt on the Consolidated Statements of Income.

Effective Tax Rate
The Company's effective tax rate of 36.5% for 2012 and 36.2% for 2011 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.
Comparison of 2011 and 2010
Net Income
Net income for 2011 increased compared to net income for 2010, reflecting the benefits of the key strategies at Macy's, the continued strong performance at Bloomingdale's and higher income from credit operations.
Net Sales
Net sales for 2011 increased $1,402 million or 5.6% compared to 2010. On a comparable basis, net sales for 2011 were up 5.3% compared to 2010. Sales from the Company's Internet businesses in 2011 increased 39.6% compared to 2010 and positively affected the Company's 2011 comparable sales by 1.5%. The Company continued to benefit from the successful execution of the My Macy's localization, Omnichannel and MAGIC Selling strategies. Geographically, sales in 2011 were strongest in the southern regions. By family of business, sales in 2011 were strongest in cosmetics and fragrances, handbags, watches, men's, home textiles and furniture. Sales of the Company's private label brands continued to be strong and represented approximately 20% of net sales in the Macy's-branded stores in 2011. Sales in 2011 were less strong in women's traditional casual apparel, juniors and cold weather merchandise. The Company calculates comparable sales as sales from stores in operation throughout 2010 and 2011 and all net Internet sales. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.
Cost of Sales
Cost of sales for 2011 increased $914 million compared to 2010. The cost of sales rate as a percent to net sales was higher in 2011, as compared to 2010, primarily due to the expansion of free shipping on macys.com and in stores since the fourth quarter of 2010. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
SG&A Expenses
SG&A expenses for 2011 increased $21 million compared to 2010. The SG&A rate as a percent to net sales was 160 basis points lower in 2011, as compared to 2010, reflecting increased net sales. SG&A expenses in 2011 were impacted by higher selling costs as a result of stronger sales, higher advertising expense, and greater investments in the Company's omnichannel operations, partially offset by higher income from credit operations and lower depreciation and amortization expense. Advertising expense, net of cooperative advertising allowances, was $1,136 million for 2011 compared to $1,072 million for 2010. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.3% for both 2011 and 2010. Income from credit operations was $582 million in 2011 as compared to $332 million in 2010. Depreciation and amortization expense was $1,085 million for 2011, compared to $1,150 million for 2010.
Impairments, Store Closing Costs and Gain on Sale of Leases
Impairments, store closing costs and gain on sale of leases for 2011 included a $54 million gain from the sale of store leases related to the 2006 divestiture of Lord & Taylor, partially offset by $22 million of asset impairment charges primarily related to the store closings announced in January 2012 and $7 million of other costs and expenses primarily related to the announced store closings. Impairments and store closing costs for 2010 amounted to $25 million and included $18 million of asset impairment charges primarily related to the store closings announced in January 2011 and $7 million of other costs and expenses primarily related to the announced store closings.

Net Interest Expense
Net interest expense for 2011 decreased $65 million compared to 2010. Net interest expense for 2011 benefited from lower levels of borrowings as compared to 2010, resulting from both the early retirement of outstanding debt during fiscal 2010 and the repayment of debt at maturity.
Premium on Early Retirement of Debt
Premium on early retirement of debt in 2010 included $66 million of expenses associated with the repurchase of $1,000 million indebtedness prior to maturity.
Effective Tax Rate
The Company's effective tax rate of 36.2% for 2011 and 35.8% for 2010 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.
Guidance
Based on its assessment of current and anticipated market conditions and its recent performance, the Company's 2013 assumptions include:

•	Comparable sales increase in 2013 of approximately 3.5% from 2012 levels;

•	Diluted earnings per share of $3.90 to $3.95;

•	Funding contribution to the Pension Plan of $150 million; and

•	Capital expenditures of approximately $925 million.
The Company's budgeted capital expenditures are primarily related to store remodels, maintenance, the renovation of Macy's Herald Square, technology and omnichannel investments, and distribution network improvements. The Company has announced that in 2013 it intends to open new Macy's stores in Victorville, CA, Gurnee, IL, and Las Vegas, NV, a Macy's replacement store in Bay Shore, NY, a new Bloomingdale's store in Glendale, CA, and a Bloomingdale's Outlet store in Rosemont, IL. In addition, 2014 will include new Macy's stores in the Bronx, NY, Sarasota, FL, Las Vegas, NV, and a Bloomingdale's replacement store in Palo Alto, CA. Management presently anticipates funding such expenditures with cash on hand and cash from operations.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Operating Activities
Net cash provided by operating activities was $2,261 million in 2012 compared to $2,093 million in 2011, reflecting higher net income and a lower pension contribution in 2012. During 2012, the Company made a pension funding contribution totaling $150 million, compared to pension funding contributions made during 2011 of $375 million.
The Company is currently planning to make a pension funding contribution of approximately $150 million in 2013.
Investing Activities
Net cash used by investing activities for 2012 was $863 million, compared to net cash used by investing activities of $617 million for 2011. Investing activities for 2012 includes purchases of property and equipment totaling $698 million and capitalized software of $244 million, compared to purchases of property and equipment totaling $555 million and capitalized software of $209 million for 2011. Purchases of property and equipment during 2012 includes the purchase of two parcels of the Macy's flagship Union Square location in San Francisco and the first year of the planned four year renovation of Macy's Herald Square. Cash flows from investing activities included $66 million and $114 million from the disposition of property and equipment for 2012 and 2011, respectively.
During 2012, the Company opened two new Macy's stores and five new Bloomingdale's Outlet stores. Also during 2012 the Company opened its new 1.3 million square foot fulfillment center in Martinsburg, WV. During 2011, the Company opened three new Bloomingdale's Outlet stores and re-opened one Macy's store that had been closed in 2010 due to flood damage.
Financing Activities
Net cash used by the Company for financing activities was $2,389 million for 2012, including the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $1,350 million, the repayment of $1,803 million of debt, the payment of $324 million of cash dividends and a decrease in outstanding checks of $88 million, partially offset by the issuance of $1,000 million of debt and the issuance of $234 million of common stock, primarily related to the exercise of stock options.
On November 28, 2012, the Company repurchased $700 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of $706 million. The repurchased senior unsecured notes had stated interest rates ranging from 5.9% to 7.875% and maturities in 2015 and 2016. The Company recorded the redemption premium and other costs related to these repurchases as additional interest expense of $133 million in 2012. On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $4 million in 2012. On November 20, 2012, the Company issued $750 million aggregate principal amount of 2.875% senior unsecured notes due 2023 and $250 million aggregate principal amount of 4.3% senior unsecured notes due 2043. This debt was used to pay for the notes repurchased on November 28, 2012 described above, and to retire $298 million of 5.875% senior unsecured notes that matured in January 2013. The debt repaid in 2012 also includes $616 million of 5.35% senior notes at maturity. Through these transactions, the Company has improved its debt maturity profile, decreased its ongoing interest expense by taking advantage of the current low interest rate environment and reduced its refinancing and interest rate risk over the next few years. The favorable impact of these transactions on the Company's annual interest expense is approximately $30 million on a full year basis.
Net cash used by the Company for financing activities was $113 million for 2011 and included the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $500 million, the repayment of $454 million of debt and the payment of $148 million of cash dividends, partially offset by the issuance of $800 million of debt, the issuance of $162 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $49 million. The debt issued during 2011 included $550 million of 3.875% senior notes due 2022 and $250 million of 5.125% senior notes due 2042, the proceeds of which were used to retire indebtedness maturing during the first half of 2012. The debt repaid during 2011 included $330 million of 6.625% senior notes due April 1, 2011 and $109 million of 7.45% senior debentures due September 15, 2011.

The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which amount may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire June 20, 2015. As of February 2, 2013 and throughout all of 2012, the Company had no borrowings outstanding under its credit agreement.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for 2012 was 8.41 and its leverage ratio at February 2, 2013 was 1.81, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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
At February 2, 2013, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $3,300 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.
As a result of upgrades of the notes by specified rating agencies, the rate of interest payable in respect of $407 million in aggregate principal amount of the Company's senior notes outstanding at February 2, 2013 decreased by .25 percent per annum to 8.125% effective in May 2011 and decreased by .25 percent per annum to 7.875%, its stated interest rate, effective in January 2012. The rate of interest payable in respect of these senior notes outstanding at February 2, 2013 could increase by up to 2.0 percent per annum from its current level in the event of one or more downgrades of the notes by specified rating agencies.
The Company's board of directors approved additional authorizations to purchase Common Stock of $1,000 million on January 5, 2012 and $1,500 million on December 7, 2012. During 2012, the Company repurchased approximately 35.6 million shares of its common stock for a total of $1,350 million. As of February 2, 2013, the Company had $1,502 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On February 22, 2013, the Company's board of directors declared a quarterly dividend of 20 cents per share on its common stock, payable April 1, 2013 to Macy's shareholders of record at the close of business on March 15, 2013.

Contractual Obligations and Commitments
At February 2, 2013, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$121	$121	$—	$—	$—
Long-term debt	6,583	—	942	948	4,693
Interest on debt	5,127	394	729	606	3,398
Capital lease obligations	67	5	7	6	49
Operating leases	2,714	257	460	348	1,649
Letters of credit	34	34	—	—	—
Other obligations	3,942	2,342	493	339	768
	$18,588	$3,153	$2,631	$2,247	$10,557

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
The Company has not included in the contractual obligations table $127 million of long-term liabilities for unrecognized tax benefits for various tax positions taken or $27 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $20 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year. The Company has not included in the contractual obligation table the $168 million Pension Plan liability. The Company's funding policy is to contribute amounts necessary to satisfy pension funding requirements, including requirements of the Pension Protection Act of 2006, plus such additional amounts from time to time as are determined to be appropriate to improve the Pension Plan's funded status. The Pension Plan's funded status is affected by many factors including discount rates and the performance of Pension Plan assets. The Company is currently planning to make a pension funding contribution of approximately $150 million in 2013.

Liquidity and Capital Resources Outlook
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

Critical Accounting Policies
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. At February 2, 2013 and January 28, 2012, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2012, 2011 or 2010. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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
Long-Lived Asset Impairment and Restructuring Charges
The carrying values of long-lived assets are periodically reviewed by the Company whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. Additionally, on an annual basis, the recoverability of the carrying values of individual stores are evaluated. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.
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
In February 2013, the Company announced changes to the Pension Plan and SERP whereby eligible employees will no longer earn future pension service credits after December 31, 2013, with limited exceptions. All retirement benefits attributable to service in subsequent periods will be provided through defined contribution plans. As a result of these changes, the Company recognized reductions in the projected benefit obligations of the Pension Plan of $254 million and the SERP of $42 million as of February 2, 2013.
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. During 2012, the Company made a funding contribution to the Pension Plan totaling $150 million. The Company is currently planning to make a pension funding contribution of approximately $150 million in 2013. Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company's Pension Plan cash requirements in both the near term and also over the longer term.
At February 2, 2013, the Company had unrecognized actuarial losses of $1,326 million for the Pension Plan and $212 million for the SERP. The unrecognized losses for the Pension Plan and the SERP will be recognized as a component of pension expense in future years in accordance with ASC Topic 715, and is expected to impact 2013 Pension and SERP expense by approximately $160 million.
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
As of February 2, 2013, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 8.00% to 7.50% based on expected future returns on the portfolio. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2013 pension expense by approximately $8 million.
The Company discounted its future pension obligations using a rate of 4.15% at February 2, 2013, compared to 4.65% at January 28, 2012. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. Pension liability and future pension expense both increase or decrease as the discount rate is reduced or increased, respectively. Lowering the discount rate by 0.25% (from 4.15% to 3.90%) would increase the projected benefit obligation at February 2, 2013 by approximately $110 million and would increase estimated 2013 pension expense by approximately $11 million. Increasing the discount rate by 0.25% (from 4.15% to 4.40%) would decrease the projected benefit obligation at February 2, 2013 by approximately $103 million and would decrease estimated 2013 pension expense by approximately $10 million.

The assumed weighted average age-graded rate of increase in future compensation levels was 4.5% at February 2, 2013 and January 28, 2012 for the Pension Plan, and 4.9% at February 2, 2013 and January 28, 2012 for the SERP. The Company develops its rate of compensation increase assumption on an age-graded basis based on recent experience and reflects an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. Pension liabilities and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Increasing or decreasing the assumed weighted average rate of increase of future compensation levels by 0.25% would increase or decrease the projected benefit obligation at February 2, 2013 by approximately $2 million and change estimated 2013 pension expense by approximately $1 million.

New Pronouncements
The Company does not anticipate that the adoption of recent accounting pronouncements will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6 to the Consolidated Financial Statements. All of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At February 2, 2013, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at February 2, 2013, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
a. Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of February 2, 2013, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of February 2, 2013, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.
c. Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
d. Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act are filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2012 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information called for by this item is set forth under “Item 1 – Election of Directors” and “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our 2013 Annual Meeting of Shareholders (the “Proxy Statement”), and “Item 1. Business – Executive Officers of the Registrant” in this report and incorporated herein by reference.

Item 11.	Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2012,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information called for by this item is set forth under “Stock Ownership – Certain Beneficial Owners” and “Stock Ownership – Stock Ownership of Directors and Executive Officers” in the Proxy Statement and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware

4.6.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and BNY Mellon, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

4.7	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy’s Retail (f/k/a May New York) and BNY Mellon, as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed July 21, 2004 by May Delaware

4.7.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy’s Retail and BNY Mellon, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K

4.8	Indenture, dated as of November 2, 2006, by and among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company’s Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006

Exhibit Number	Description	Document if Incorporated by Reference
4.8.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 29, 2006

4.8.2	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy’s Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the March 12, 2007 Form 8-K

4.8.3	Fifth Supplemental Trust Indenture to the 2006 Indenture, dated as of June 26, 2008, among Macy’s Retail, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 26, 2008

4.9	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee (the "2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 13, 2012 (the “January 13, 2012 Form 8-K”)

4.9.1	First Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the January 13, 2012 Form 8-K

4.9.2	Second Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the January 13, 2012 Form 8-K

4.9.3	Third Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 20, 2012 (the “November 20, 2012 Form 8-K”)

4.9.4	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the November 20, 2012 Form 8-K

10.1+
Credit Amendment, dated as of June 20, 2011, among the Company, Macy's Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent
Exhibit 10.01 to the Company's Current Report on Form 8-K filed on June 20, 2011 (the “June 20, 2011 Form 8-K”)

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
Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2008 (the “May 3, 2008 Form 10-Q”)

10.9.4	Restated Letter Agreement, dated May 30, 2008 and effective as of March 22, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.7 to the May 3, 2008 Form 10-Q

10.9.5	Restated Letter Agreement, dated May 30, 2008 and effective as of April 6, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.8 to the May 3, 2008 Form 10-Q

10.9.6	Restated Letter Agreement, dated May 30, 2008 and effective as of June 1, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.9 to the May 3, 2008 Form 10-Q

10.9.7	Restated Third Amendment to Credit Card Program Agreement, dated May 31, 2008 and effective as of February 3, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the May 3, 2008 Form 10-Q

10.9.8+	Fourth Amendment to Credit Card Program Agreement, effective as of August 1, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB.	Exhibit 10.9 to the September 8, 2009 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
10.9.9+	Fifth Amendment to Credit Card Program Agreement, effective as of January 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the September 8, 2009 Form 10-Q

10.9.10+	Sixth Amendment to Credit Card Program Agreement, effective as of June 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.11 to the September 8, 2009 Form 10-Q

10.9.11+	Seventh Amendment to Credit Card Program Agreement, effective as of February 26, 2010, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.9.11 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2010

10.9.12+	Eighth Amendment to Credit Card Program Agreement, effective as of April 16, 2012, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 3, 2012 (the “December 3, 2012 Form 10-Q”)

10.10	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 (the “1995 Plan”) *	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”)

10.11	1992 Incentive Bonus Plan, as amended and restated as of February 3, 2007 *	Appendix B to the Company’s Proxy Statement dated April 4, 2007

10.12	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the 2008 Form 10-K

10.13	Form of Indemnification Agreement *	Exhibit 10.14 to the Form 10

10.14	Executive Severance Plan, effective November 1, 2009 *	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 7, 2009 (the “December 7, 2009 Form 10-Q”)

10.15	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees) *	Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2005

10.15.1	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the 2005 Form 10-K

10.15.2	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the Current Report on From 8-K (File No. 001-00079) filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.15.3	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *

10.16	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007

10.17	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the March 23, 2005 Form 8-K

10.17.1	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the March 25, 2010 Form 8-K

10.18	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *

10.19	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *

Exhibit Number	Description	Document if Incorporated by Reference
10.20	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the 2008 Form 10-K

10.20.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012 (the “2011 Form 10-K”)

10.20.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *

10.21	Executive Deferred Compensation Plan *	Exhibit 10.30 to the 2008 Form 10-K

10.22
Macy's, Inc. Profit Sharing 401(k) Investment Plan (the "Plan") (amending and restating the Macy's, Inc. Profit Sharing 401(k) Investment Plan and The May Department Stores Company Profit Sharing Plan), effective as of September 1, 2008 *
Exhibit 10.31 to the 2008 Form 10-K

10.22.1	First Amendment to the Plan regarding matching rate with respect to the Plan's 2009 plan year, effective as of January 1, 2009 *	Exhibit 10.28.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 29, 2011 (the “2010 Form 10-K”)

10.22.2	Second Amendment to the Plan regarding certain rollover requirements added by the Pension Protection Act of 2006, restated effective as of January 1, 2008 *	Exhibit 10.28.2 to the 2010 Form 10-K

10.22.3	Third Amendment to the Plan regarding matching rate with respect to the Plan's 2010 plan year, effective January 1, 2010 *	Exhibit 10.28.3 to the 2010 Form 10-K

10.22.4	Fourth Amendment to the Plan regarding deferral percentage and average actual contribution limits, effective January 1, 2010 *	Exhibit 10.28.4 to the 2010 Form 10-K

10.22.5	Fifth Amendment to the Plan regarding the Heroes Earnings Assistance and Relief Tax Act of 2008, effective as of January 1, 2008 *	Exhibit 10.28.5 to the 2010 Form 10-K

10.22.6	Sixth Amendment to the Plan regarding matching rate with respect to the Plan's plan year on or after January 1, 2011, effective as of January 1, 2011 *	Exhibit 10.28.6 to the 2010 Form 10-K

10.22.7	Seventh Amendment to the Plan regarding name change of the Plan effective as of April 1, 2011 *	Exhibit 10.28.7 to the 2010 Form 10-K

10.22.8	Eighth Amendment to the Plan regarding matching contribution formula effective January 1, 2012 *	Exhibit 10.23.8 to the 2011 Form 10-K

10.22.9	Ninth Amendment to the Plan regarding the provisions of the Workers, Retiree and Employer Recovery Act of 2007 that waived required minimum distributions for 2009, effective January 1, 2009 *	Exhibit 10.23.9 to the 2011 Form 10-K

10.22.10	Tenth Amendment to the Plan regarding diversification requirements effective January 1, 2007 *	Exhibit 10.23.10 to the 2011 Form 10-K

10.22.11	Eleventh Amendment to the Plan regarding Puerto Rico participants effective January 1, 2011 *	Exhibit 10.23.11 to the 2011 Form 10-K

10.22.12	Twelfth Amendment to the Plan regarding qualified nonelective contributions effective January 1, 2012 *	Exhibit 10.23.12 to the 2011 Form 10-K

10.23	Director Deferred Compensation Plan *	Exhibit 10.33 to the 2008 Form 10-K

10.24	Stock Credit Plan for 2008 - 2009 of Macy's, Inc. (as amended as of August 22, 2008) *	Exhibit 10.1 to the August 2, 2008 Form 10-Q

10.25	Macy's, Inc. 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 1, 2009

Exhibit Number	Description	Document if Incorporated by Reference
10.26	Change in Control Plan, effective November 1, 2009, as amended December 9, 2011 *	Exhibit 10.27 to the 2011 Form 10-K

10.27	Time Sharing Agreement between Macy's, Inc. and Terry J. Lundgren, dated March 25, 2011 *	Exhibit 10.33 to the 2010 Form 10-K

10.28	Senior Executive Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated March 28, 2012

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy’s, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2013, filed on April 3, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dennis J. Broderick Executive Vice President, General Counsel and Secretary
Date: April 3, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 3, 2013.

Signature	Title

*	Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director
Terry J. Lundgren

*	Chief Financial Officer (principal financial officer)
Karen M. Hoguet

*	Executive Vice President and Controller (principal accounting officer)
Joel A. Belsky

*	Director
Stephen F. Bollenbach

*	Director
Deirdre Connelly

*	Director
Meyer Feldberg

*	Director
Sara Levinson

*	Director
Joseph Neubauer

*	Director
Joyce M. Roché

*	Director
Paul C. Varga

*	Director
Craig E. Weatherup

*	Director
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
The Audit Committee, composed solely of outside directors, meets periodically with KPMG LLP, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, KPMG LLP and the Company’s internal auditors meet periodically with the Audit Committee without management representatives present and have free access to the Audit Committee at any time. The Audit Committee is responsible for recommending to the Board of Directors the engagement of the independent registered public accounting firm and the general oversight review of management’s discharge of its responsibilities with respect to the matters referred to above.
Terry J. Lundgren
Chairman, President and Chief Executive Officer
Karen M. Hoguet
Chief Financial Officer
Joel A. Belsky
Executive Vice President and Controller

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Macy's, Inc.:
We have audited the accompanying consolidated balance sheets of Macy's, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended February 2, 2013. We also have audited Macy's, Inc.'s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy's, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Macy's, Inc.'s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy's, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Macy's, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Cincinnati, Ohio
April 3, 2013

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2012	2011	2010
Net sales	$27,686	$26,405	$25,003
Cost of sales	(16,538)	(15,738)	(14,824)
Gross margin	11,148	10,667	10,179
Selling, general and administrative expenses	(8,482)	(8,281)	(8,260)
Impairments, store closing costs and gain on sale of leases	(5)	25	(25)
Operating income	2,661	2,411	1,894
Interest expense	(425)	(447)	(513)
Premium on early retirement of debt	(137)	—	(66)
Interest income	3	4	5
Income before income taxes	2,102	1,968	1,320
Federal, state and local income tax expense	(767)	(712)	(473)
Net income	$1,335	$1,256	$847
Basic earnings per share	$3.29	$2.96	$2.00
Diluted earnings per share	$3.24	$2.92	$1.98

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	2012	2011	2010
Net income	$1,335	$1,256	$847
Other comprehensive income (loss), net of taxes:
Actuarial gain (loss) on post employment and postretirement benefit plans, net of tax effect of $24 million, $241 million and $4 million	37	(376)	(17)
Unrealized gain (loss) on marketable securities, net of tax effect of $1 million and $3 million	—	(2)	5
Reclassifications to net income:
Net actuarial loss on postretirement benefit plans, net of tax effect of $60 million, $35 million and $23 million	94	56	36
Prior service credit on postretirement benefit plans, net of tax effect of $1 million, $1 million and $1 million	(1)	(1)	(1)
Realized gain on marketable securities, net of tax effect of $4 million	—	(8)	—
Total other comprehensive income (loss)	130	(331)	23
Comprehensive income	$1,465	$925	$870

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,836	$2,827
Receivables	371	368
Merchandise inventories	5,308	5,117
Prepaid expenses and other current assets	361	465
Total Current Assets	7,876	8,777
Property and Equipment – net	8,196	8,420
Goodwill	3,743	3,743
Other Intangible Assets – net	561	598
Other Assets	615	557
Total Assets	$20,991	$22,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$124	$1,103
Merchandise accounts payable	1,579	1,593
Accounts payable and accrued liabilities	2,610	2,788
Income taxes	355	371
Deferred income taxes	407	408
Total Current Liabilities	5,075	6,263
Long-Term Debt	6,806	6,655
Deferred Income Taxes	1,238	1,141
Other Liabilities	1,821	2,103
Shareholders’ Equity:
Common stock (387.7 and 414.2 shares outstanding)	4	5
Additional paid-in capital	3,872	5,408
Accumulated equity	5,108	4,015
Treasury stock	(2,002)	(2,434)
Accumulated other comprehensive loss	(931)	(1,061)
Total Shareholders’ Equity	6,051	5,933
Total Liabilities and Shareholders’ Equity	$20,991	$22,095

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 30, 2010	$5	$5,689	$2,227	$(2,515)	$(753)	$4,653
Net income			847			847
Other comprehensive income					23	23
Common stock dividends ($.20 per share)			(84)			(84)
Stock repurchases				(1)		(1)
Stock-based compensation expense		47				47
Stock issued under stock plans		(40)		82		42
Deferred compensation plan distributions				3		3
Balance at January 29, 2011	5	5,696	2,990	(2,431)	(730)	5,530
Net income			1,256			1,256
Other comprehensive loss					(331)	(331)
Common stock dividends ($.55 per share)			(231)			(231)
Stock repurchases				(502)		(502)
Stock-based compensation expense		48				48
Stock issued under stock plans		(81)		242		161
Retirement of common stock		(255)		255		—
Deferred compensation plan distributions				2		2
Balance at January 28, 2012	5	5,408	4,015	(2,434)	(1,061)	5,933
Net income			1,335			1,335
Other comprehensive income					130	130
Common stock dividends ($.60 per share)			(242)			(242)
Stock repurchases				(1,397)		(1,397)
Stock-based compensation expense		55				55
Stock issued under stock plans		(111)		345		234
Retirement of common stock	(1)	(1,480)		1,481		—
Deferred compensation plan distributions				3		3
Balance at February 2, 2013	$4	$3,872	$5,108	$(2,002)	$(931)	$6,051

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2012	2011	2010
Cash flows from operating activities:
Net income	$1,335	$1,256	$847
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments, store closing costs and gain on sale of leases	5	(25)	25
Depreciation and amortization	1,049	1,085	1,150
Stock-based compensation expense	61	70	66
Amortization of financing costs and premium on acquired debt	(16)	(15)	(25)
Changes in assets and liabilities:
(Increase) decrease in receivables	7	(37)	(51)
Increase in merchandise inventories	(191)	(359)	(143)
(Increase) decrease in prepaid expenses and other current assets	75	(99)	(10)
Decrease in other assets not separately identified	23	8	2
Increase in merchandise accounts payable	23	143	91
Increase (decrease) in accounts payable and accrued liabilities not separately identified	(33)	109	(45)
Increase (decrease) in current income taxes	(16)	188	115
Increase in deferred income taxes	14	153	241
Decrease in other liabilities not separately identified	(75)	(384)	(757)
Net cash provided by operating activities	2,261	2,093	1,506
Cash flows from investing activities:
Purchase of property and equipment	(698)	(555)	(339)
Capitalized software	(244)	(209)	(166)
Disposition of property and equipment	66	114	74
Proceeds from insurance claims	—	6	6
Other, net	13	27	(40)
Net cash used by investing activities	(863)	(617)	(465)
Cash flows from financing activities:
Debt issued	1,000	800	—
Financing costs	(11)	(20)	—
Debt repaid	(1,803)	(454)	(1,245)
Dividends paid	(324)	(148)	(84)
Increase (decrease) in outstanding checks	(88)	49	24
Acquisition of treasury stock	(1,397)	(502)	(1)
Issuance of common stock	234	162	43
Net cash used by financing activities	(2,389)	(113)	(1,263)
Net increase (decrease) in cash and cash equivalents	(991)	1,363	(222)
Cash and cash equivalents beginning of period	2,827	1,464	1,686
Cash and cash equivalents end of period	$1,836	$2,827	$1,464
Supplemental cash flow information:
Interest paid	$585	$474	$627
Interest received	2	4	5
Income taxes paid (net of refunds received)	738	401	108

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy’s, Inc. and subsidiaries (the “Company”) is an omnichannel retail organization operating stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of February 2, 2013, the Company’s operations and reportable segments were conducted through Macy’s, macys.com, Bloomingdale’s, bloomingdales.com and Bloomingdale’s Outlet, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
For 2012, 2011 and 2010, the following merchandise constituted the following percentages of sales:

	2012	2011	2010
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	38%	37%	36%
Feminine Apparel	23	25	26
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	15	15
	100%	100%	100%

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2012, 2011 and 2010 ended on February 2, 2013, January 28, 2012 and January 29, 2011, respectively. Fiscal year 2012 includes 53 weeks and fiscal years 2011 and 2010 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its 100%-owned subsidiaries. The Company from time to time invests in companies engaged in complementary businesses. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities,” with unrealized gains and losses on available-for-sale securities being included as a separate component of accumulated other comprehensive income, net of income tax effect. All other investments are carried at cost. All significant intercompany transactions have been eliminated.
Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent year.
Use of Estimates
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Sales
Net sales include merchandise sales, licensed department income, shipping and handling fees, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Sales of merchandise are recorded at the time of delivery to the customer and are reported net of merchandise returns. The Company licenses third parties to operate certain departments in its stores. The Company receives commissions from these licensed departments based on a percentage of net sales. Commissions are recognized as income at the time merchandise is sold to customers. Sales taxes collected from customers are not considered revenue and are included in accounts payable and accrued liabilities until remitted to the taxing authorities.
Cost of Sales
Cost of sales consists of the cost of merchandise, including inbound freight, and shipping and handling costs. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $99 million at February 2, 2013 and $107 million at January 28, 2012.
Receivables
In connection with the sale of most of the Company’s credit assets to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”) (see Note 3, “Receivables”). Income earned under the Program Agreement is treated as a reduction of selling, general and administrative expenses ("SG&A") on the Consolidated Statements of Income. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit to the Company’s customers through previously existing and newly opened accounts.
Loyalty Programs
The Company maintains customer loyalty programs in which customers earn rewards based on their spending. Upon reaching certain levels of qualified spending, customers automatically receive rewards to apply toward future purchases. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales.
Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. At February 2, 2013 and January 28, 2012, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2012, 2011 or 2010. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vendor Allowances
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
Advertising
Department store non-direct response advertising and promotional costs are expensed either as incurred or the first time the advertising occurs. Direct response advertising and promotional costs are deferred and expensed over the period during which the sales are expected to occur, generally one to four months. Advertising and promotional costs and cooperative advertising allowances were as follows:

	2012	2011	2010
	(millions)
Gross advertising and promotional costs	$1,603	$1,507	$1,417
Cooperative advertising allowances	422	371	345
Advertising and promotional costs, net of cooperative advertising allowances	$1,181	$1,136	$1,072
Property and Equipment
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
Leases
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
Goodwill and Other Intangible Assets
The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Subtopic 350-20 “Goodwill.” Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform the two-step goodwill impairment process. If required, the first step involves a comparison of each reporting unit’s fair value to its carrying value and the Company estimates fair value based on discounted cash flows. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its estimated fair value in the first step, a second step is performed, in which the reporting unit’s goodwill is written down to its implied fair value. The second step requires the Company to allocate the fair value of the reporting unit derived in the first step to the fair value of the reporting unit’s net assets, with any fair value in excess of amounts allocated to such net assets representing the implied fair value of goodwill for that reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.
Capitalized Software
The Company capitalizes purchased and internally developed software and amortizes such costs to expense on a straight-line basis over two to five years. Capitalized software is included in other assets on the Consolidated Balance Sheets.
Gift Cards
The Company only offers non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records income from unredeemed gift cards (breakage) as a reduction of SG&A expenses, and income is recorded in proportion and over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns.
Self-Insurance Reserves
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Post Employment and Postretirement Obligations
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
Income Taxes
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
Derivatives
The Company records derivative transactions according to the provisions of ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At February 2, 2013, the Company was not a party to any derivative financial instruments.
Stock Based Compensation
The Company records stock-based compensation expense according to the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of ASC Topic 718, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. See Note 11, “Stock Based Compensation,” for further information.

2.	Impairments, Store Closing Costs and Gain on Sale of Leases
Impairments, store closing costs and gain on sale of leases consist of the following:

	2012	2011	2010
	(millions)
Impairments of properties held and used	$4	$22	$18
Gain on sale of leases	—	(54)	—
Severance	3	4	1
Other	(2)	3	6
	$5	$(25)	$25

The Company expects to pay out the 2012 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to May 4, 2013. The 2011 and 2010 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, were paid out in the fiscal year subsequent to incurring such severance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During January 2013, the Company announced the closure of six Macy's and Bloomingdale's stores; during January 2012, the Company announced the closure of ten Macy's and Bloomingdale's stores; and during January 2011, the Company announced the closure of three Macy’s stores. In connection with these announcements and the plans to dispose of these locations, the Company incurred severance costs and other costs related to lease obligations and other store liabilities. For 2012, these costs also included a gain on the sale of one property that was disposed in 2013 and for 2010 these costs also included a loss on the sale of one property that was disposed in 2011.
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
At January 28, 2012, the Company had $82 million of cash in a qualified escrow account related to the sale of store leases discussed above, included in prepaid expenses and other current assets, which was utilized during 2012 for the purchase of two parcels of the Macy's flagship Union Square location in San Francisco in tax deferred like-kind exchange transactions.

3.	Receivables
Receivables were $371 million at February 2, 2013, compared to $368 million at January 28, 2012.
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
Amounts received under the Program Agreement were $865 million for 2012, $772 million for 2011 and $528 million for 2010, and are treated as reductions of SG&A expenses on the Consolidated Statements of Income. The Company’s earnings from credit operations, net of servicing expenses, were $663 million for 2012, $582 million for 2011, and $332 million for 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Properties and Leases

	February 2, 2013	January 28, 2012
	(millions)
Land	$1,736	$1,689
Buildings on owned land	5,398	5,234
Buildings on leased land and leasehold improvements	2,057	2,165
Fixtures and equipment	4,909	5,275
Leased properties under capitalized leases	43	43
	14,143	14,406
Less accumulated depreciation and amortization	5,947	5,986
	$8,196	$8,420

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
Minimum rental commitments (excluding executory costs) at February 2, 2013, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year
2013	$5	$257	$262
2014	4	249	253
2015	3	211	214
2016	3	183	186
2017	3	165	168
After 2017	49	1,649	1,698
Total minimum lease payments	67	$2,714	$2,781
Less amount representing interest	32
Present value of net minimum capitalized lease payments	$35

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($3 million) and long-term ($32 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of $43 million on operating leases.
The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating $352 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense consists of:

	2012	2011	2010
	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$—	$—	$—
Operating leases –
Minimum rentals	248	242	234
Contingent rentals	21	19	16
	269	261	250
Less income from subleases –
Operating leases	(11)	(18)	(15)
	$258	$243	$235
Personal property – Operating leases	$11	$10	$10

Included as a reduction to the expense above is deferred rent amortization of $7 million, $8 million and $7 million for 2012, 2011 and 2010, respectively, related to contributions received from landlords.

5.	Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	February 2, 2013	January 28, 2012
	(millions)
Non-amortizing intangible assets
Goodwill	$9,125	$9,125
Accumulated impairment losses	(5,382)	(5,382)
	3,743	3,743
Tradenames	414	414
	$4,157	$4,157
Amortizing intangible assets
Favorable leases	$230	$234
Customer relationships	188	188
	418	422
Accumulated amortization
Favorable leases	(131)	(117)
Customer relationships	(140)	(121)
	(271)	(238)
	$147	$184

Intangible amortization expense amounted to $37 million for 2012, $39 million for 2011 and $41 million for 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated intangible amortization expense is shown below:

(millions)
Fiscal year
2013	$34
2014	31
2015	21
2016	8
2017	7

Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years) and customer relationship intangible assets are being amortized over their estimated useful lives of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing
The Company’s debt is as follows:

	February 2, 2013	January 28, 2012
	(millions)
Short-term debt:
7.625% Senior debentures due 2013	$109	$—
5.35% Senior notes due 2012	—	616
5.875% Senior notes due 2013	—	298
8.0% Senior debentures due 2012	—	173
Capital lease and current portion of other long-term obligations	15	16
	$124	$1,103
Long-term debt:
2.875% Senior notes due 2023	$750	$—
5.9% Senior notes due 2016	577	977
3.875% Senior notes due 2022	550	550
6.375% Senior notes due 2037	500	500
5.75% Senior notes due 2014	453	453
7.875% Senior notes due 2015 *	407	612
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
5.125% Senior debentures due 2042	250	250
4.3% Senior notes due 2043	250	—
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
7.875% Senior debentures due 2036	108	108
8.125% Senior debentures due 2035	76	76
7.5% Senior debentures due 2015	69	100
8.75% Senior debentures due 2029	61	61
7.45% Senior debentures due 2016	59	123
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
9.5% amortizing debentures due 2021	29	33
7.6% Senior debentures due 2025	24	24
9.75% amortizing debentures due 2021	16	18
7.875% Senior debentures due 2030	18	18
7.625% Senior debentures due 2013	—	109
Premium on acquired debt, using an effective interest yield of 5.115% to 6.165%	191	216
Capital lease and other long-term obligations	34	43
	$6,806	$6,655
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and premium on early retirement of debt is as follows:

	2012	2011	2010
	(millions)
Interest on debt	$449	$467	$535
Amortization of debt premium	(19)	(23)	(31)
Amortization of financing costs	7	8	11
Interest on capitalized leases	3	3	3
	440	455	518
Less interest capitalized on construction	15	8	5
Interest expense	$425	$447	$513
Premium on early retirement of debt	$137	$—	$66

On November 28, 2012, the Company repurchased $700 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of $706 million. The repurchased senior unsecured notes had stated interest rates ranging from 5.9% to 7.875% and maturities in 2015 and 2016. The Company recorded the redemption premium and other costs related to these repurchases as additional interest expense of $133 million in 2012. On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $4 million in 2012. During 2010, the Company used $1,067 million of cash to repurchase $1,000 million of indebtedness prior to maturity. In connection with these repurchases, the Company recognized additional interest expense of $66 million in 2010 due to the expenses associated with the early retirement of this debt. The additional interest expense resulting from these transactions is presented as premium on early retirement of debt on the Consolidated Statements of Income.
Future maturities of long-term debt, other than capitalized leases and premium on acquired debt, are shown below:

(millions)
Fiscal year
2014	$461
2015	481
2016	642
2017	306
2018	6
After 2018	4,687

During 2012, 2011 and 2010, the Company repaid $914 million, $439 million and $226 million, respectively, of indebtedness at maturity.
On January 10, 2012, the Company issued $550 million aggregate principal amount of 3.875% senior notes due 2022 and $250 million aggregate principal amount of 5.125% senior notes due 2042, the proceeds of which were used to retire indebtedness that matured during the first half of 2012.
On November 20, 2012, the Company issued $750 million aggregate principal amount of 2.875% senior unsecured notes due 2023 and $250 million aggregate principal amount of 4.3% senior unsecured notes due 2043. This debt was used to pay for the notes repurchased on November 28, 2012 described above, and to retire $298 million of 5.875% senior unsecured notes that matured in January 2013. Through these transactions, the Company has improved its debt maturity profile, decreased its ongoing interest expense by taking advantage of the current low interest rate environment and reduced its refinancing and interest rate risk over the next few years. The favorable impact of these transactions on the Company's annual interest expense is approximately $30 million on a full year basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the detail of debt repayments:

	2012	2011	2010
	(millions)
5.35% Senior notes due 2012	$616	$—	$484
5.90% Senior notes due 2016	400	—	123
5.875% Senior notes due 2013	298	—	52
7.875% Senior notes due 2015	205	—	38
8.0% Senior debentures due 2012	173	—	27
7.45% Senior debentures due 2016	64	—	2
7.5% Senior debentures due 2015	31	—	—
6.625% Senior notes due 2011	—	330	170
7.45% Senior debentures due 2011	—	109	41
10.625% Senior debentures due 2010	—	—	150
8.5% Senior notes due 2010	—	—	76
5.75% Senior notes due 2014	—	—	47
7.625% Senior debentures due 2013	—	—	16
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	2	2	2
Capital leases and other obligations	10	9	13
	$1,803	$454	$1,245

The following summarizes certain components of the Company’s debt:
Bank Credit Agreement
The Company is a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which amount may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The credit agreement is set to expire June 20, 2015.
As of February 2, 2013, and January 28, 2012, there were no revolving credit loans outstanding under these credit agreements, and there were no borrowings under these agreements throughout all of 2012 and 2011. However, there were less than $1 million of standby letters of credit outstanding at February 2, 2013 and January 28, 2012. Revolving loans under the credit agreement bear interest based on various published rates.
This agreement, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent has fully and unconditionally guaranteed this obligation, subject to specified limitations.The Company’s interest coverage ratio for 2012 was 8.41 and its leverage ratio at February 2, 2013 was 1.81, in each case as calculated in accordance with the credit agreement. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Commercial Paper
The Company is a party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. The Company had no commercial paper outstanding under its commercial paper program throughout all of 2012 and 2011.
This program, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc., is not secured. However, Parent has fully and unconditionally guaranteed the obligations.
Senior Notes and Debentures
The senior notes and the senior debentures are unsecured obligations of a 100%-owned subsidiary of Macy’s, Inc. and Parent has fully and unconditionally guaranteed these obligations (see Note 16, “Condensed Consolidating Financial Information”).
Other Financing Arrangements
At February 2, 2013 and January 28, 2012, the Company had dedicated $37 million and $52 million, respectively, of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were $34 million of other standby letters of credit outstanding at February 2, 2013 and January 28, 2012.

7.	Accounts Payable and Accrued Liabilities

	February 2, 2013	January 28, 2012
	(millions)
Accounts payable	$625	$669
Gift cards and customer award certificates	801	725
Accrued wages and vacation	226	317
Taxes other than income taxes	195	190
Lease related liabilities	145	164
Current portion of workers’ compensation and general liability reserves	138	136
Current portion of post employment and postretirement benefits	100	94
Allowance for future sales returns	81	76
Accrued interest	78	86
Dividends payable	—	83
Severance and relocation	3	4
Other	218	244
	$2,610	$2,788

Adjustments to the allowance for future sales returns, which amounted to charges of $5 million, $9 million and $2 million for 2012, 2011 and 2010, respectively, are reflected in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2012	2011	2010
	(millions)
Balance, beginning of year	$493	$488	$478
Charged to costs and expenses	157	144	148
Payments, net of recoveries	(153)	(139)	(138)
Balance, end of year	$497	$493	$488

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At February 2, 2013 and January 28, 2012, workers’ compensation and general liability reserves included $103 million and $98 million, respectively, of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

8.	Taxes
Income tax expense is as follows:

	2012			2011			2010
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$697	$2	$699	$519	$144	$663	$217	$234	$451
State and local	70	(2)	68	43	6	49	12	10	22
	$767	$—	$767	$562	$150	$712	$229	$244	$473

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2012, 2011 and 2010 to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2012	2011	2010
	(millions)
Expected tax	$736	$689	$462
State and local income taxes, net of federal income tax benefit	45	31	14
Settlement of federal tax examinations	—	—	—
Other	(14)	(8)	(3)
	$767	$712	$473

The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2011 and all prior tax years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 2, 2013	January 28, 2012
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$476	$559
Accrued liabilities accounted for on a cash basis for tax purposes	237	227
Long-term debt	96	109
Unrecognized state tax benefits and accrued interest	71	77
State operating loss and credit carryforwards	60	63
Other	177	151
Valuation allowance	(39)	(41)
Total deferred tax assets	1,078	1,145
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(1,665)	(1,733)
Merchandise inventories	(577)	(531)
Intangible assets	(230)	(195)
Other	(251)	(235)
Total deferred tax liabilities	(2,723)	(2,694)
Net deferred tax liability	$(1,645)	$(1,549)

The valuation allowance at February 2, 2013 and January 28, 2012 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to a decrease of $2 million for 2012 and a decrease of $3 million for 2011.
As of February 2, 2013, the Company had no federal net operating loss carryforwards and state net operating loss and credit carryforwards of $1,049 million, which will expire between 2013 and 2032.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	February 2, 2013	January 28, 2012	January 29, 2011
	(millions)
Balance, beginning of year	$179	$205	$207
Additions based on tax positions related to the current year	18	23	19
Additions for tax positions of prior years	18	—	—
Reductions for tax positions of prior years	(19)	(21)	(8)
Settlements	(9)	(15)	(4)
Statute expirations	(17)	(13)	(9)
Balance, end of year	$170	$179	$205
Amounts recognized in the Consolidated Balance Sheets at February 2, 2013, January 28, 2012 and January 29, 2011
Current income taxes	$20	$18	$11
Long-term deferred income taxes	23	27	24
Other liabilities	127	134	170
	$170	$179	$205

As of February 2, 2013 and January 28, 2012, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $111 million and $116 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classifies unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. Federal, state and local interest and penalties, which amounted to a credit of $10 million for 2012, a credit of $2 million for 2011, and a charge of $5 million for 2010, are reflected in income tax expense.
The Company had $55 million and $69 million accrued for the payment of federal, state and local interest and penalties at February 2, 2013 and January 28, 2012, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at February 2, 2013 and January 28, 2012 are insignificant. At February 2, 2013, $27 million of federal, state and local interest and penalties is included in other liabilities and $28 million is included in current income taxes on the Consolidated Balance Sheets.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2003. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Retirement Plans
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
In February 2013, the Company announced changes to the Pension Plan and SERP whereby eligible employees will no longer earn future pension service credits after December 31, 2013, with limited exceptions. All retirement benefits attributable to service in subsequent periods will be provided through defined contribution plans. As a result of these changes, the Company recognized reductions in the projected benefit obligations of the Pension Plan of $254 million and the SERP of $42 million as of February 2, 2013.
Pension Plan
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of February 2, 2013 and January 28, 2012:

	2012	2011
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,458	$3,024
Service cost	117	102
Interest cost	157	160
Actuarial loss	283	375
Benefits paid	(206)	(203)
Actuarial gain due to curtailment	(254)	—
Projected benefit obligation, end of year	3,555	3,458
Changes in plan assets
Fair value of plan assets, beginning of year	3,069	2,804
Actual return on plan assets	374	93
Company contributions	150	375
Benefits paid	(206)	(203)
Fair value of plan assets, end of year	3,387	3,069
Funded status at end of year	$(168)	$(389)
Amounts recognized in the Consolidated Balance Sheets at February 2, 2013 and January 28, 2012
Other liabilities	$(168)	$(389)
Amounts recognized in accumulated other comprehensive loss at February 2, 2013 and January 28, 2012
Net actuarial loss	$1,326	$1,558
Prior service credit	—	(1)
	$1,326	$1,557

The accumulated benefit obligation for the Pension Plan was $3,496 million as of February 2, 2013 and $3,178 million as of January 28, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the Pension Plan included the following actuarially determined components:

	2012	2011	2010
	(millions)
Net Periodic Pension Cost
Service cost	$117	$102	$99
Interest cost	157	160	158
Expected return on assets	(253)	(248)	(218)
Amortization of net actuarial loss	141	88	61
Amortization of prior service credit	(1)	(1)	(1)
	161	101	99
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(91)	530	(9)
Amortization of net actuarial loss	(141)	(88)	(61)
Amortization of prior service credit	1	1	1
	(231)	443	(69)
Total recognized in net periodic pension cost and other comprehensive loss	$(70)	$544	$30

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 is $142 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at February 2, 2013 and January 28, 2012:

	2012	2011
Discount rate	4.15%	4.65%
Rate of compensation increases	4.50%	4.50%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2012	2011	2010
Discount rate	4.65%	5.40%	5.65%
Expected long-term return on plan assets	8.00%	8.00%	8.75%
Rate of compensation increases	4.50%	4.50%	4.50%

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
The fair values of the Pension Plan assets as of February 2, 2013, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$204	$—	$204	$—
Equity securities:
U.S.	832	290	542	—
International	818	—	818	—
Fixed income securities:
U. S. Treasury bonds	136	—	136	—
Other Government bonds	34	—	34	—
Agency backed bonds	6	—	6	—
Corporate bonds	338	—	338	—
Mortgage-backed securities and forwards	102	—	102	—
Asset-backed securities	24	—	24	—
Pooled funds	303	—	303	—
Other types of investments:
Real estate	280	—	—	280
Hedge funds	154	—	—	154
Private equity	160	—	—	160
Total	$3,391	$290	$2,507	$594

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
Due to the nature of the underlying assets of the real estate, hedge funds and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of February 2, 2013 and January 28, 2012, certain of these investments are generally subject to lock-up periods, ranging from three to fifteen years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to twice per year, and certain of these investments are subject to advance notice requirements, ranging from sixty-day notification to ninety-day notification. As of February 2, 2013 and January 28, 2012, the Pension Plan had unfunded commitments related to certain of these investments totaling $144 million and $109 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a summary of changes in fair value of the Pension Plan’s level 3 assets for 2012 and 2011:

	2012	2011
	(millions)
Balance, beginning of year	$533	$488
Actual gain on plan assets:
Relating to assets still held at the reporting date	7	9
Relating to assets sold during the period	23	22
Purchases	71	48
Sales	(40)	(34)
Balance, end of year	$594	$533

During 2012 and 2011, the Company made funding contributions to the Pension Plan totaling $150 million and $375 million, respectively. The Company is currently planning to make a funding contribution to the Pension Plan of approximately $150 million in 2013.
The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year
2013	$255
2014	248
2015	245
2016	242
2017	238
2018-2022	1,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan
The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of February 2, 2013 and January 28, 2012:

	2012	2011
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$771	$688
Service cost	6	6
Interest cost	35	36
Actuarial loss	76	90
Benefits paid	(51)	(49)
Actuarial gain due to curtailment	(42)	—
Projected benefit obligation, end of year	795	771
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	51	49
Benefits paid	(51)	(49)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(795)	$(771)
Amounts recognized in the Consolidated Balance Sheets at February 2, 2013 and January 28, 2012
Accounts payable and accrued liabilities	$(58)	$(55)
Other liabilities	(737)	(716)
	$(795)	$(771)
Amounts recognized in accumulated other comprehensive loss at February 2, 2013 and January 28, 2012
Net actuarial loss	$212	$195
Prior service credit	—	(1)
	$212	$194

The accumulated benefit obligation for the supplementary retirement plan was $788 million as of February 2, 2013 and $739 million as of January 28, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the supplementary retirement plan included the following actuarially determined components:

	2012	2011	2010
	(millions)
Net Periodic Pension Cost
Service cost	$6	$6	$6
Interest cost	35	36	37
Amortization of net actuarial loss	17	8	3
Amortization of prior service credit	(1)	(1)	(1)
	57	49	45
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial loss	34	90	22
Amortization of net actuarial loss	(17)	(8)	(3)
Amortization of prior service credit	1	1	1
	18	83	20
Total recognized in net periodic pension cost and other comprehensive loss	$75	$132	$65

The estimated net actuarial loss for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 is $19 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the supplementary retirement plan at February 2, 2013 and January 28, 2012:

	2012	2011
Discount rate	4.15%	4.65%
Rate of compensation increases	4.90%	4.90%

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2012	2011	2010
Discount rate	4.65%	5.40%	5.65%
Rate of compensation increases	4.90%	4.90%	4.90%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year
2013	$58
2014	61
2015	61
2016	64
2017	58
2018-2022	262
Retirement Plan
The Retirement Plan includes a voluntary savings feature for eligible employees. The Company’s contribution is based on a stated matching contribution rate based on an employee’s eligible savings. The matching contribution rate is currently higher for those employees not eligible for the Pension Plan than for employees eligible for the Pension Plan. Expense for the Retirement Plan amounted to $14 million for 2012, $10 million for 2011 and $9 million for 2010.
Beginning January 1, 2014, the Company's matching contribution to the Retirement Plan will be enhanced for all participating employees, with limited exceptions.
Deferred Compensation Plan
The Company has a deferred compensation plan wherein eligible executives may elect to defer a portion of their compensation each year as either stock credits or cash credits. The Company transfers shares to a trust to cover the number management estimates will be needed for distribution on account of stock credits currently outstanding. At February 2, 2013 and January 28, 2012, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $44 million and $45 million, respectively. Expense for 2012, 2011 and 2010 was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Postretirement Health Care and Life Insurance Benefits
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
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of February 2, 2013 and January 28, 2012:

	2012	2011
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$266	$278
Service cost	—	—
Interest cost	12	14
Actuarial gain	(4)	(3)
Medicare Part D subsidy	1	2
Benefits paid	(25)	(25)
Accumulated postretirement benefit obligation, end of year	250	266
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	25	25
Benefits paid	(25)	(25)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(250)	$(266)
Amounts recognized in the Consolidated Balance Sheets at February 2, 2013 and January 28, 2012
Accounts payable and accrued liabilities	$(28)	$(29)
Other liabilities	(222)	(237)
	$(250)	$(266)
Amounts recognized in accumulated other comprehensive loss at February 2, 2013 and January 28, 2012
Net actuarial gain	$(23)	$(23)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive loss included the following actuarially determined components:

	2012	2011	2010
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	12	14	15
Amortization of net actuarial gain	(4)	(5)	(5)
Amortization of prior service cost	—	—	—
	8	9	10
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(4)	(3)	8
Amortization of net actuarial gain	4	5	5
Amortization of prior service cost	—	—	—
	—	2	13
Total recognized in net periodic postretirement benefit cost and other comprehensive loss	$8	$11	$23

The estimated net actuarial gain of the postretirement obligations that will be amortized from accumulated other comprehensive loss into net postretirement benefit cost during 2013 is $3 million.
The following weighted average assumptions were used to determine the accumulated postretirement benefit obligations at February 2, 2013 and January 28, 2012:

	2012	2011
Discount rate	4.15%	4.65%

The following weighted average assumptions were used to determine the net postretirement benefit costs for the postretirement obligations:

	2012	2011	2010
Discount rate	4.65%	5.40%	5.65%

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
The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at February 2, 2013 and January 28, 2012:

	2012	2011
Health care cost trend rates assumed for next year	7.52% - 9.50%	8.08% - 9.62%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2022

The assumed health care cost trend rates have an impact on the amounts reported for the accumulated postretirement benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

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

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year
2013	$27	$1
2014	25	1
2015	22	1
2016	21	1
2017	19	1
2018-2022	86	4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Based Compensation
During 2009, the Company obtained shareholder approval for the Macy’s 2009 Omnibus Incentive Compensation Plan under which up to 51 million shares of Common Stock may be issued. This plan is intended to help the Company attract and retain directors, officers, other key executives and employees and is also intended to provide incentives and rewards relating to the Company’s business plans to encourage such persons to devote themselves to the business of the Company. Prior to 2009, the Company had two equity plans; the Macy's 1995 Executive Equity Incentive Plan and the Macy's 1994 Stock Incentive Plan. After shareholders approved the 2009 Omnibus Incentive Compensation Plan, Common Stock may no longer be granted under the Macy's 1995 Executive Equity Incentive Plan or the Macy's 1994 Stock Incentive Plan. The following disclosures present the Company’s equity plans on a combined basis. The equity plan is administered by the Compensation and Management Development Committee of the Board of Directors (the “CMD Committee”). The CMD Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors. There have been no grants of stock appreciation rights under the equity plans.
Stock option grants have an exercise price at least equal to the market value of the underlying common stock on the date of grant, have ten-year terms and typically vest ratably over four years of continued employment. Restricted stock and time-based restricted stock unit awards generally vest one to four years from the date of grant. Performance-based restricted stock units generally are earned based on the attainment of specified goals achieved over the performance period.
As of February 2, 2013, 32.1 million shares of common stock were available for additional grants pursuant to the Company’s equity plan. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2012	2011	2010
	(millions)
Stock options	$28	$28	$34
Stock credits	6	20	19
Restricted stock	1	2	2
Restricted stock units	26	20	11
	$61	$70	$66

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income. The income tax benefit recognized in the Consolidated Statements of Income related to stock-based compensation was $22 million, $25 million, and $24 million, for 2012, 2011 and 2010, respectively.
As of February 2, 2013, the Company had $48 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years, $1 million of unrecognized compensation costs related to nonvested restricted stock, which is expected to be recognized over a weighted average period of approximately 1 year, and $27 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.4 years.
During 2012, 2011 and 2010, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of three-year performance periods ending January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the CMD Committee in connection with the issuance of the units. The performance objectives are based on the Company’s business plan covering the performance period. The performance objectives include achieving a cumulative EBITDA level for the performance period and also include an EBITDA as a percent to sales ratio and a return on invested capital ratio. The performance-based restricted stock units awarded during 2012 also include a performance objective relating to relative total shareholder return (“TSR”). Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a ten-company executive compensation peer group over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 150% of the Target Shares granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also during 2012, 2011 and 2010, the CMD Committee approved awards of time-based restricted stock or time-based restricted stock units to certain senior executives of the Company and awards of time-based restricted stock units to the non-employee members of the Company’s board of directors.
Stock Options
The fair value of stock-options granted during 2012, 2011 and 2010 and the weighted average assumptions used to estimate the fair value are as follows:

	2012	2011	2010
Weighted average grant date fair value of stock options granted during the period	$12.22	$7.12	$7.34
Dividend yield	2.2%	2.3%	1.0%
Expected volatility	39.8%	38.8%	37.6%
Risk-free interest rate	1.2%	2.0%	2.7%
Expected life	5.7 years	5.6 years	5.5 years

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
Activity related to stock options for 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	34,405.3	$26.36
Granted	3,627.8	$39.84
Canceled or forfeited	(670.5)	$31.58
Exercised	(7,569.7)	$21.69
Outstanding, end of period	29,792.9	$29.07
Exercisable, end of period	19,991.4	$30.09	4.0	$188
Options expected to vest	8,429.3	$26.99	8.0	$106

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information relating to stock options is as follows:

	2012	2011	2010
	(millions)
Intrinsic value of options exercised	$132	$64	$13
Grant date fair value of stock options that vested during the year	30	50	55
Cash received from stock options exercised	164	141	39
Excess tax benefits realized from exercised stock options	36	20	4

Stock Credits
The Company also has a stock credit plan. In 2006, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending February 2, 2008. In general, with respect to the stock credits awarded to participants in 2006, the value of one half of the stock credits earned plus reinvested dividend equivalents was paid in cash in early 2010 and the value of the other half of such earned stock credits plus reinvested dividend equivalents was paid in cash in early 2011. In 2008, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending January 30, 2010. There were a total of 836,268 stock credit awards outstanding as of February 2, 2013, relating to the 2008 grant. In general, with respect to the stock credits awarded to participants in 2008, the value of one-half of the stock credits earned plus reinvested dividend equivalents was paid in cash in early 2012 and amounted to $28 million and the value of the other half of such earned stock credits plus reinvested dividend equivalents was paid in cash in early 2013 and amounted to $32 million. Compensation expense for stock credit awards is recorded on a straight-line basis primarily over the vesting period and is calculated based on the ending stock price for each reporting period. At February 2, 2013 and January 28, 2012, the liability under the stock credit plans, which is reflected in accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, was $32 million and $55 million, respectively.
Activity related to stock credits for 2012 is as follows:

Shares
(thousands)
Stock credits, beginning of period	1,649.9
Additional dividend equivalents earned	17.2
Stock credits forfeited	—
Stock credits distributed	(830.8)
Stock credits, end of period	836.3

Restricted Stock and Restricted Stock Units
The weighted average grant date fair value of restricted stock and restricted stock units granted during 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Restricted stock	$—	$23.43	$20.89
Restricted stock units	$39.52	$23.69	$20.95

The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the portion of the Target Shares granted in 2012 that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a ten-company executive compensation peer group over the remaining performance period. The expected volatility of the Company’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense is recorded for all restricted stock and restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units.
Activity related to restricted stock awards for 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	213.6	$22.23
Granted	—	—
Forfeited	(10.8)	21.46
Vested	(60.5)	22.07
Nonvested, end of period	142.3	$22.36

Activity related to restricted stock units for 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	4,806.3	$12.47
Granted – performance-based	398.7	39.68
Performance adjustment	—	—
Granted – time-based	287.3	39.31
Dividend equivalents	54.4	38.46
Forfeited	(55.7)	25.15
Vested	(2,642.5)	4.52
Nonvested, end of period	2,848.5	$26.61

12.	Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 444.6 million shares of Common Stock issued and 387.7 million shares of Common Stock outstanding at February 2, 2013, and with 487.3 million shares of Common Stock issued and 414.2 million shares of Common Stock outstanding at January 28, 2012 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
The Company retired 42.7 million and 7.7 million shares of Common Stock during 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's board of directors approved additional authorizations to purchase Common Stock of $1,000 million on January 5, 2012 and $1,500 million on December 7, 2012. Combined with previous authorizations commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $12,000 million of Common Stock. All authorizations are cumulative and do not have an expiration date. During 2012, the Company purchased approximately 35.6 million shares of Common Stock under its share repurchase program for a total of $1,350 million. During 2011, the Company purchased approximately 16.4 million shares of Common Stock under its share repurchase program for a total of $500 million. As of February 2, 2013, $1,502 million of authorization remained unused. The Company may continue or, from time to time, suspend repurchases of its shares under its share repurchase program, depending on prevailing market conditions, alternative uses of capital and other factors.
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
Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
			(thousands)
Balance at January 30, 2010	495,038.5	(1,366.1)	(72,829.2)	(74,195.3)	420,843.2
Stock issued under stock plans		(48.8)	2,439.5	2,390.7	2,390.7
Stock repurchases
Repurchase program				—	—
Other			(58.5)	(58.5)	(58.5)
Deferred compensation plan distributions		165.9		165.9	165.9
Balance at January 29, 2011	495,038.5	(1,249.0)	(70,448.2)	(71,697.2)	423,341.3
Stock issued under stock plans		(87.2)	7,274.1	7,186.9	7,186.9
Stock repurchases
Repurchase program			(16,356.5)	(16,356.5)	(16,356.5)
Other			(80.1)	(80.1)	(80.1)
Deferred compensation plan distributions		89.4		89.4	89.4
Retirement of common stock	(7,700.0)		7,700.0	7,700.0	—
Balance at January 28, 2012	487,338.5	(1,246.8)	(71,910.7)	(73,157.5)	414,181.0
Stock issued under stock plans		(89.2)	10,325.1	10,235.9	10,235.9
Stock repurchases
Repurchase program			(35,572.9)	(35,572.9)	(35,572.9)
Other			(1,269.4)	(1,269.4)	(1,269.4)
Deferred compensation plan distributions		126.5		126.5	126.5
Retirement of common stock	(42,732.7)		42,732.7	42,732.7	—
Balance at February 2, 2013	444,605.8	(1,209.5)	(55,695.2)	(56,904.7)	387,701.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss
The following tables shows for 2012, 2011 and 2010 the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects:

	Unrealized Gains on Marketable Securities	Post Employment and Postretirement Benefit Plans	Total Accumulated Other Comprehensive (Income) Loss
	(millions)
Balance at January 30, 2010	$(5)	$758	$753
Other comprehensive income	(5)	(18)	(23)
Balance at January 29, 2011	(10)	740	730
Other comprehensive loss	10	321	331
Balance at January 28, 2012	—	1,061	1,061
Other comprehensive income	—	(130)	(130)
Balance at February 2, 2013	$—	$931	$931
On February 25, 2011, the Company sold its investment in The Knot, Inc. and unrecognized gains in accumulated other comprehensive income were reclassified and recognized into SG&A in the Consolidated Statements of Income.

13.	Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	February 2, 2013				January 28, 2012
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$68	$—	$68	$—	$81	$—	$81	$—

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments. The fair values of long-term debt, excluding capitalized leases, are generally estimated based on quoted market prices for identical or similar instruments, and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards.
The following table shows the estimated fair value of the Company’s long-term debt:

	February 2, 2013			January 28, 2012
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,583	$6,774	$7,351	$6,404	$6,620	$7,343

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows certain of the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during 2012 and 2011:

	February 2, 2013				January 28, 2012
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets held and used	$1	$—	$—	$1	$5	$—	$—	$5
During 2012, long-lived assets held and used with a carrying value of $5 million were written down to their fair value of $1 million, resulting in an asset impairment charge of $4 million. During 2011, long-lived assets held and used with a carrying value of $27 million were written down to their fair value of $5 million, resulting in an asset impairment charge of $22 million. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

14.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2012			2011			2010
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$1,335		404.4	$1,256		423.5	$847		422.2
Shares to be issued under deferred compensation and other plans			1.1			1.0			1.1
	$1,335		405.5	$1,256		424.5	$847		423.3
Basic earnings per share		$3.29			$2.96			$2.00
Effect of dilutive securities –
Stock options, restricted stock and restricted stock units			6.7			5.9			4.0
	$1,335		412.2	$1,256		430.4	$847		427.3
Diluted earnings per share		$3.24			$2.92			$1.98

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 7.5 million shares of common stock and restricted stock units relating to 1.4 million shares of common stock were outstanding at February 2, 2013, stock options to purchase 9.3 million shares of common stock and restricted stock units relating to 2.1 million shares of common stock were outstanding at January 28, 2012, and stock options to purchase 24.8 million of shares of common stock and restricted stock units relating to 1.0 million shares of common stock were outstanding at January 29, 2011, but were not included in the computation of diluted earnings per share for 2012, 2011 and 2010, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results (unaudited)
Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2012:
Net sales	$6,143	$6,118	$6,075	$9,350
Cost of sales	(3,757)	(3,555)	(3,672)	(5,554)
Gross margin	2,386	2,563	2,403	3,796
Selling, general and administrative expenses	(1,995)	(2,009)	(2,078)	(2,400)
Impairments, store closing costs and gain on sale of leases	—	—	—	(5)
Net income	181	279	145	730
Basic earnings per share	.43	.68	.36	1.86
Diluted earnings per share	.43	.67	.36	1.83
2011:
Net sales	$5,889	$5,939	$5,853	$8,724
Cost of sales	(3,586)	(3,457)	(3,544)	(5,151)
Gross margin	2,303	2,482	2,309	3,573
Selling, general and administrative expenses	(1,973)	(1,976)	(2,018)	(2,314)
Impairments, store closing costs and gain on sale of leases	—	—	—	25
Net income	131	241	139	745
Basic earnings per share	.31	.56	.33	1.77
Diluted earnings per share	.30	.55	.32	1.74

16.	Condensed Consolidating Financial Information
Certain debt obligations of the Company described in Note 6, which constitute debt obligations of Parent’s 100%-owned subsidiary, Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”) are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including FDS Bank, West 34th Street Insurance Company (prior to a merger, known separately as Leadville Insurance Company and Snowdin Insurance Company) and its subsidiary West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy’s Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy’s Merchandising Group International, LLC, and Macy's Merchandising Group International (Hong Kong) Limited. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”
Condensed Consolidating Balance Sheets as of February 2, 2013 and January 28, 2012, the related Condensed Consolidating Statements of Comprehensive Income for 2012, 2011 and 2010, and the related Condensed Consolidating Statements of Cash Flows for 2012, 2011, and 2010 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of February 2, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,538	$41	$257	$—	$1,836
Receivables	—	58	313	—	371
Merchandise inventories	—	2,804	2,504	—	5,308
Prepaid expenses and other current assets	—	97	264	—	361
Income taxes	30	—	—	(30)	—
Total Current Assets	1,568	3,000	3,338	(30)	7,876
Property and Equipment – net	—	4,649	3,547	—	8,196
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	124	437	—	561
Other Assets	3	71	541	—	615
Intercompany Receivable	641	—	3,190	(3,831)	—
Investment in Subsidiaries	4,027	2,595	—	(6,622)	—
Total Assets	$6,239	$13,754	$11,481	$(10,483)	$20,991
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$121	$3	$—	$124
Merchandise accounts payable	—	733	846	—	1,579
Accounts payable and accrued liabilities	119	1,023	1,468	—	2,610
Income taxes	—	69	316	(30)	355
Deferred income taxes	—	323	84	—	407
Total Current Liabilities	119	2,269	2,717	(30)	5,075
Long-Term Debt	—	6,783	23	—	6,806
Intercompany Payable	—	3,831	—	(3,831)	—
Deferred Income Taxes	11	410	817	—	1,238
Other Liabilities	58	596	1,167	—	1,821
Shareholders’ Equity (Deficit)	6,051	(135)	6,757	(6,622)	6,051
Total Liabilities and Shareholders’ Equity	$6,239	$13,754	$11,481	$(10,483)	$20,991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,594	$22,493	$(8,401)	$27,686
Cost of sales	—	(8,385)	(16,500)	8,347	(16,538)
Gross margin	—	5,209	5,993	(54)	11,148
Selling, general and administrative expenses	(9)	(4,584)	(3,943)	54	(8,482)
Impairments, store closing costs and gain on sale of leases	—	(8)	3	—	(5)
Operating income (loss)	(9)	617	2,053	—	2,661
Interest (expense) income, net:
External	1	(422)	(1)	—	(422)
Intercompany	(2)	(146)	148	—	—
Premium on early retirement of debt	—	(137)	—	—	(137)
Equity in earnings of subsidiaries	1,342	638	—	(1,980)	—
Income before income taxes	1,332	550	2,200	(1,980)	2,102
Federal, state and local income tax benefit (expense)	3	24	(794)	—	(767)
Net income	$1,335	$574	$1,406	$(1,980)	$1,335
Comprehensive income	$1,465	$704	$1,477	$(2,181)	$1,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,335	$574	$1,406	$(1,980)	$1,335
Impairments, store closing costs and gain on sale of leases	—	8	(3)	—	5
Equity in earnings of subsidiaries	(1,342)	(638)	—	1,980	—
Dividends received from subsidiaries	783	125	—	(908)	—
Depreciation and amortization	—	484	565	—	1,049
Increase in working capital	(76)	(24)	(35)	—	(135)
Other, net	31	(31)	7	—	7
Net cash provided by operating activities	731	498	1,940	(908)	2,261
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(324)	(552)	—	(876)
Other, net	—	—	13	—	13
Net cash used by investing activities	—	(324)	(539)	—	(863)
Cash flows from financing activities:
Debt repaid, net of debt issued	—	(799)	(4)	—	(803)
Dividends paid	(324)	—	(908)	908	(324)
Common stock acquired, net of issuance of common stock	(1,163)	—	—	—	(1,163)
Intercompany activity, net	(194)	642	(448)	—	—
Other, net	(45)	(14)	(40)	—	(99)
Net cash used by financing activities	(1,726)	(171)	(1,400)	908	(2,389)
Net increase (decrease) in cash and cash equivalents	(995)	3	1	—	(991)
Cash and cash equivalents at beginning of period	2,533	38	256	—	2,827
Cash and cash equivalents at end of period	$1,538	$41	$257	$—	$1,836

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,405	$21,312	$(8,312)	$26,405
Cost of sales	—	(8,274)	(15,721)	8,257	(15,738)
Gross margin	—	5,131	5,591	(55)	10,667
Selling, general and administrative expenses	5	(4,585)	(3,756)	55	(8,281)
Impairments, store closing costs and gain on sale of leases	—	28	(3)	—	25
Operating income	5	574	1,832	—	2,411
Interest (expense) income, net:
External	1	(443)	(1)	—	(443)
Intercompany	(1)	(191)	192	—	—
Premium on early retirement of debt	—	—	—	—	—
Equity in earnings of subsidiaries	1,253	548	—	(1,801)	—
Income before income taxes	1,258	488	2,023	(1,801)	1,968
Federal, state and local income tax benefit (expense)	(2)	27	(737)	—	(712)
Net income	$1,256	$515	$1,286	$(1,801)	$1,256
Comprehensive income	$925	$184	$1,150	$(1,334)	$925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,256	$515	$1,286	$(1,801)	$1,256
Impairments, store closing costs and gain on sale of leases	—	(28)	3	—	(25)
Equity in earnings of subsidiaries	(1,253)	(548)	—	1,801	—
Dividends received from subsidiaries	612	175	—	(787)	—
Depreciation and amortization	—	517	568	—	1,085
(Increase) decrease in working capital	5	(110)	50	—	(55)
Other, net	(18)	(166)	16	—	(168)
Net cash provided by operating activities	602	355	1,923	(787)	2,093
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(171)	(473)	—	(644)
Other, net	38	16	(27)	—	27
Net cash provided (used) by investing activities	38	(155)	(500)	—	(617)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	349	(3)	—	346
Dividends paid	(148)	—	(787)	787	(148)
Common stock acquired, net of issuance of common stock	(340)	—	—	—	(340)
Intercompany activity, net	1,186	(529)	(657)	—	—
Other, net	21	(23)	31	—	29
Net cash provided (used) by financing activities	719	(203)	(1,416)	787	(113)
Net increase (decrease) in cash and cash equivalents	1,359	(3)	7	—	1,363
Cash and cash equivalents at beginning of period	1,174	41	249	—	1,464
Cash and cash equivalents at end of period	$2,533	$38	$256	$—	$2,827

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2010
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,124	$19,900	$(8,021)	$25,003
Cost of sales	—	(8,006)	(14,782)	7,964	(14,824)
Gross margin	—	5,118	5,118	(57)	10,179
Selling, general and administrative expenses	(8)	(4,519)	(3,790)	57	(8,260)
Impairments, store closing costs and gain on sale of leases	—	(21)	(4)	—	(25)
Operating income (loss)	(8)	578	1,324	—	1,894
Interest (expense) income, net:
External	2	(509)	(1)	—	(508)
Intercompany	(2)	(165)	167	—	—
Premium on early retirement of debt	—	(66)	—	—	(66)
Equity in earnings of subsidiaries	852	417	—	(1,269)	—
Income before income taxes	844	255	1,490	(1,269)	1,320
Federal, state and local income tax benefit (expense)	3	65	(541)	—	(473)
Net income	$847	$320	$949	$(1,269)	$847
Comprehensive income	$870	$343	$962	$(1,305)	$870

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2010
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$847	$320	$949	$(1,269)	$847
Impairments, store closing costs and gain on sale of leases	—	21	4	—	25
Equity in earnings of subsidiaries	(852)	(417)	—	1,269	—
Dividends received from subsidiaries	541	250	—	(791)	—
Depreciation and amortization	—	566	584	—	1,150
(Increase) decrease in working capital	179	(454)	232	—	(43)
Other, net	8	(526)	45	—	(473)
Net cash provided (used) by operating activities	723	(240)	1,814	(791)	1,506
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(178)	(247)	—	(425)
Other, net	—	—	(40)	—	(40)
Net cash used by investing activities	—	(178)	(287)	—	(465)
Cash flows from financing activities:
Debt repaid	—	(1,242)	(3)	—	(1,245)
Dividends paid	(84)	—	(791)	791	(84)
Issuance of common stock, net of common stock acquired	42	—	—	—	42
Intercompany activity, net	(710)	1,656	(946)	—	—
Other, net	(115)	(15)	154	—	24
Net cash provided (used) by financing activities	(867)	399	(1,586)	791	(1,263)
Net decrease in cash and cash equivalents	(144)	(19)	(59)	—	(222)
Cash and cash equivalents at beginning of period	1,318	60	308	—	1,686
Cash and cash equivalents at end of period	$1,174	$41	$249	$—	$1,464