Form 10-Q
period 2013-05-04
Macy's, Inc.
filed 2013-06-10
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2013
Common Stock, $0.01 par value per share	383,653,852 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$6,387	$6,143
Cost of sales	(3,911)	(3,757)
Gross margin	2,476	2,386
Selling, general and administrative expenses	(2,041)	(1,995)
Operating income	435	391
Interest expense	(97)	(113)
Interest income	—	1
Income before income taxes	338	279
Federal, state and local income tax expense	(121)	(98)
Net income	$217	$181
Basic earnings per share	$.56	$.43
Diluted earnings per share	$.55	$.43

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$217	$181
Other comprehensive income:
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	38	38
Tax effect related to items of other comprehensive income	(14)	(15)
Total other comprehensive income, net of tax effect	24	23
Comprehensive income	$241	$204

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,752	$1,836	$1,891
Receivables	295	371	277
Merchandise inventories	5,631	5,308	5,465
Prepaid expenses and other current assets	388	361	400
Total Current Assets	8,066	7,876	8,033
Property and Equipment - net of accumulated depreciation and amortization of $6,148, $5,947 and $6,159	8,063	8,196	8,359
Goodwill	3,743	3,743	3,743
Other Intangible Assets – net	552	561	589
Other Assets	616	615	553
Total Assets	$21,040	$20,991	$21,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$124	$124	$313
Merchandise accounts payable	2,426	1,579	2,346
Accounts payable and accrued liabilities	2,134	2,610	2,225
Income taxes	91	355	104
Deferred income taxes	426	407	411
Total Current Liabilities	5,201	5,075	5,399
Long-Term Debt	6,797	6,806	6,644
Deferred Income Taxes	1,240	1,238	1,128
Other Liabilities	1,831	1,821	2,073
Shareholders’ Equity	5,971	6,051	6,033
Total Liabilities and Shareholders’ Equity	$21,040	$20,991	$21,277

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$217	$181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251	256
Stock-based compensation expense	17	21
Amortization of financing costs and premium on acquired debt	(2)	(5)
Changes in assets and liabilities:
Decrease in receivables	78	95
Increase in merchandise inventories	(323)	(348)
(Increase) decrease in prepaid expenses and other current assets	(31)	61
Decrease in other assets not separately identified	1	21
Increase in merchandise accounts payable	754	720
Decrease in accounts payable and accrued liabilities not separately identified	(454)	(450)
Decrease in current income taxes	(264)	(267)
Increase (decrease) in deferred income taxes	5	(24)
Increase in other liabilities not separately identified	49	4
Net cash provided by operating activities	298	265
Cash flows from investing activities:
Purchase of property and equipment	(65)	(168)
Capitalized software	(50)	(46)
Disposition of property and equipment	4	23
Other, net	4	(11)
Net cash used by investing activities	(107)	(202)
Cash flows from financing activities:
Debt repaid	(5)	(795)
Dividends paid	(78)	(83)
Increase (decrease) in outstanding checks	44	(16)
Acquisition of treasury stock	(336)	(246)
Issuance of common stock	100	141
Net cash used by financing activities	(275)	(999)
Net decrease in cash and cash equivalents	(84)	(936)
Cash and cash equivalents beginning of period	1,836	2,827
Cash and cash equivalents end of period	$1,752	$1,891
Supplemental cash flow information:
Interest paid	$70	$89
Interest received	—	1
Income taxes paid (net of refunds received)	333	328

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores and Internet websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 840 stores, including twelve Bloomingdale's Outlets, in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2013 (the "2012 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2012 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended May 4, 2013 and April 28, 2012, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 4, 2013 and April 28, 2012 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other component of total comprehensive income for the 13 weeks ended May 4, 2013 and April 28, 2012 is the amortization of post employment and postretirement plan items. These reclassifications out of accumulated other comprehensive loss are included in the computation of net period benefit costs and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	May 4, 2013			April 28, 2012
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$217		387.0	$181		415.4
Shares to be issued under deferred compensation and other plans			1.2			1.7
	$217		388.2	$181		417.1
Basic earnings per share		$.56			$.43
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.3			7.2
	$217		394.5	$181		424.3
Diluted earnings per share		$.55			$.43

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 10.9 million shares of common stock, 237,000 shares of restricted stock and restricted stock units relating to 1.8 million shares of common stock were outstanding at May 4, 2013, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 4, 2013 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 8.3 million shares of common stock, 250,000 shares of restricted stock and restricted stock units relating to 2.5 million shares of common stock were outstanding at April 28, 2012, but were not included in the computation of diluted earnings per share for the 13 weeks ended April 28, 2012 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

3.    Financing Activities
The following table shows the detail of debt repayments:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	(millions)
5.35% Senior notes due 2012	$—	$616
8.0% Senior debentures due 2012	—	173
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	2	3
	$5	$795
On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $4 million. In addition, the Company repaid $616 million of 5.35% senior notes due March 15, 2012 at maturity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the 13 weeks ended May 4, 2013, the Company repurchased approximately 8.4 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $360 million. As of May 4, 2013, the Company had $1,142 million of authorization remaining under its share repurchase program. On May 14, 2013, the Company's board of directors approved an additional $1,500 million in authorization to purchase common stock, bringing the Company's remaining authorization under its share repurchase program including this increase to $2,642 million. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
The Company entered into a credit agreement with certain financial institutions on May 10, 2013 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 10, 2018 and replaces a $1,500 million facility which was set to expire June 20, 2015. As of and during the 13 weeks ended May 4, 2013, the Company had no borrowings outstanding under its then existing credit agreement, and as of the date of this report, the Company does not expect to borrow under its new credit agreement during fiscal 2013.

4.    Benefit Plans
The Company has a funded defined benefit plan ("Pension Plan") and a defined contribution plan, which cover substantially all employees who work 1,000 hours or more in a year. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions. The Company also has an unfunded defined benefit supplementary retirement plan ("SERP"), which provides benefits, for certain employees, in excess of qualified plan limitations. Effective January 2, 2012, the SERP was closed to new participants. After December 31, 2013, with limited exceptions, employees will no longer earn future pension service credits under the Pension Plan and SERP, and retirement benefits attributable to service after that date will be provided solely through defined contribution plans.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	(millions)
Pension Plan
Service cost	$28	$28
Interest cost	36	39
Expected return on assets	(60)	(63)
Recognition of net actuarial loss	35	35
Amortization of prior service credit	—	—
	$39	$39
Supplementary Retirement Plan
Service cost	$2	$2
Interest cost	8	8
Recognition of net actuarial loss	4	4
Amortization of prior service credit	—	—
	$14	$14
Postretirement Obligations
Service cost	$—	$—
Interest cost	3	3
Recognition of net actuarial gain	(1)	(1)
Amortization of prior service cost	—	—
	$2	$2

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	May 4, 2013				April 28, 2012
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$64	$—	$64	$—	$76	$—	$76	$—

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt:

	May 4, 2013			April 28, 2012
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,578	$6,765	$7,536	$6,399	$6,609	$7,312

6.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including FDS Bank, West 34th Street Insurance Company (prior to a merger, known separately as Leadville Insurance Company and Snowdin Insurance Company) and its subsidiary West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group International, LLC, and Macy's Merchandising Group International (Hong Kong) Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
Condensed Consolidating Balance Sheets as of May 4, 2013, April 28, 2012 and February 2, 2013, the related Condensed Consolidating Statements of Comprehensive Income for the 13 weeks ended May 4, 2013 and April 28, 2012, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 4, 2013 and April 28, 2012 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of May 4, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,404	$43	$305	$—	$1,752
Receivables	—	50	245	—	295
Merchandise inventories	—	2,909	2,722	—	5,631
Prepaid expenses and other current assets	—	89	299	—	388
Income taxes	36	—	—	(36)	—
Total Current Assets	1,440	3,091	3,571	(36)	8,066
Property and Equipment – net	—	4,583	3,480	—	8,063
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	116	436	—	552
Other Assets	4	69	543	—	616
Intercompany Receivable	566	—	3,095	(3,661)	—
Investment in Subsidiaries	4,109	2,660	—	(6,769)	—
Total Assets	$6,119	$13,834	$11,553	$(10,466)	$21,040
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$122	$2	$—	$124
Merchandise accounts payable	—	1,124	1,302	—	2,426
Accounts payable and accrued liabilities	71	821	1,242	—	2,134
Income taxes	—	49	78	(36)	91
Deferred income taxes	—	324	102	—	426
Total Current Liabilities	71	2,440	2,726	(36)	5,201
Long-Term Debt	—	6,774	23	—	6,797
Intercompany Payable	—	3,661	—	(3,661)	—
Deferred Income Taxes	8	433	799	—	1,240
Other Liabilities	69	605	1,157	—	1,831
Shareholders' Equity (Deficit)	5,971	(79)	6,848	(6,769)	5,971
Total Liabilities and Shareholders' Equity	$6,119	$13,834	$11,553	$(10,466)	$21,040

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended May 4, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$3,034	$5,548	$(2,195)	$6,387
Cost of sales	—	(1,897)	(4,196)	2,182	(3,911)
Gross margin	—	1,137	1,352	(13)	2,476
Selling, general and administrative expenses	(3)	(1,050)	(1,001)	13	(2,041)
Operating income (loss)	(3)	87	351	—	435
Interest (expense) income, net:
External	—	(97)	—	—	(97)
Intercompany	—	(40)	40	—	—
Equity in earnings of subsidiaries	219	55	—	(274)	—
Income before income taxes	216	5	391	(274)	338
Federal, state and local income tax benefit (expense)	1	27	(149)	—	(121)
Net income	$217	$32	$242	$(274)	$217
Comprehensive income	$241	$56	$252	$(308)	$241

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 4, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$217	$32	$242	$(274)	$217
Equity in earnings of subsidiaries	(219)	(55)	—	274	—
Dividends received from subsidiaries	161	—	—	(161)	—
Depreciation and amortization	—	118	133	—	251
(Increase) decrease in working capital	(31)	81	(290)	—	(240)
Other, net	9	48	13	—	70
Net cash provided by operating activities	137	224	98	(161)	298
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(43)	(68)	—	(111)
Other, net	—	—	4	—	4
Net cash used by investing activities	—	(43)	(64)	—	(107)
Cash flows from financing activities:
Debt repaid	—	(5)	—	—	(5)
Dividends paid	(78)	—	(161)	161	(78)
Common stock acquired, net of issuance of common stock	(236)	—	—	—	(236)
Intercompany activity, net	91	(173)	82	—	—
Other, net	(48)	(1)	93	—	44
Net cash provided (used) by financing activities	(271)	(179)	14	161	(275)
Net increase (decrease) in cash and cash equivalents	(134)	2	48	—	(84)
Cash and cash equivalents at beginning of period	1,538	41	257	—	1,836
Cash and cash equivalents at end of period	$1,404	$43	$305	$—	$1,752

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of February 2, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,538	$41	$257	$—	$1,836
Receivables	—	58	313	—	371
Merchandise inventories	—	2,804	2,504	—	5,308
Prepaid expenses and other current assets	—	97	264	—	361
Income taxes	30	—	—	(30)	—
Total Current Assets	1,568	3,000	3,338	(30)	7,876
Property and Equipment – net	—	4,649	3,547	—	8,196
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	124	437	—	561
Other Assets	3	71	541	—	615
Intercompany Receivable	641	—	3,190	(3,831)	—
Investment in Subsidiaries	4,027	2,595	—	(6,622)	—
Total Assets	$6,239	$13,754	$11,481	$(10,483)	$20,991
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$121	$3	$—	$124
Merchandise accounts payable	—	733	846	—	1,579
Accounts payable and accrued liabilities	119	1,023	1,468	—	2,610
Income taxes	—	69	316	(30)	355
Deferred income taxes	—	323	84	—	407
Total Current Liabilities	119	2,269	2,717	(30)	5,075
Long-Term Debt	—	6,783	23	—	6,806
Intercompany Payable	—	3,831	—	(3,831)	—
Deferred Income Taxes	11	410	817	—	1,238
Other Liabilities	58	596	1,167	—	1,821
Shareholders' Equity (Deficit)	6,051	(135)	6,757	(6,622)	6,051
Total Liabilities and Shareholders' Equity	$6,239	$13,754	$11,481	$(10,483)	$20,991

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of the following discussion, all references to "first quarter of 2013" and "first quarter of 2012" are to the Company's 13-week fiscal periods ended May 4, 2013 and April 28, 2012, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2012 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2012 10-K (particularly in "Risk Factors").
Overview
The Company is an omnichannel retail organization operating stores and websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 840 stores, including twelve Bloomingdale's Outlets, in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
The Company is focused on three key strategies for continued growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy's localization initiative; (ii) driving the omnichannel business; and (iii) embracing customer centricity, including engaging customers on the selling floor through the MAGIC Selling program.
Through the My Macy's localization initiative, the Company has invested in talent, technology and marketing which ensures that core customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. My Macy's has provided for more local decision-making in every Macy's community, and involves tailoring merchandise assortments, space allocations, service levels, visual merchandising and special events on a store-by-store basis.
The Company's omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate on the Internet or via mobile devices. By the end of fiscal 2013, approximately 500 Macy's stores are expected to be fulfilling orders from other stores, the Internet and mobile devices, compared to 292 stores as of February 2, 2013.
Macy's MAGIC Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience.
During the first quarter of 2012, the Company opened two new Macy's stores. During the first quarter of 2013, the Company opened one new Macy's store and also expanded into an additional Macy's location in an existing mall. The Company intends to open one additional new Macy's store, a Macy's replacement store, a new Bloomingdale's store, and a Bloomingdale's Outlet store in the remainder of fiscal 2013.
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

Results of Operations

	First Quarter of 2013		First Quarter of 2012
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$6,387		$6,143
Increase in sales	4.0%		4.3%
Increase in comparable sales	3.8%		4.4%
Cost of sales	(3,911)	(61.2)%	(3,757)	(61.2)%
Gross margin	2,476	38.8%	2,386	38.8%
Selling, general and administrative expenses	(2,041)	(32.0)%	(1,995)	(32.4)%
Operating income	435	6.8%	391	6.4%
Interest expense - net	(97)		(112)
Income before income taxes	338		279
Federal, state and local income tax expense	(121)		(98)
Net income	$217	3.4%	$181	3.0%

Diluted earnings per share	$0.55		$0.43
Comparison of the First Quarter of 2013 and the First Quarter of 2012
Net Income
Net income for the first quarter of 2013 increased compared to net income for the first quarter of 2012, reflecting the benefits of the key strategies at Macy's.
Net Sales
Net sales for the first quarter of 2013 increased $244 million or 4.0% compared to the first quarter of 2012. On a comparable basis, net sales for the first quarter of 2013 were up 3.8% compared to the first quarter of 2012. The Company continues to benefit from the successful execution of the My Macy's localization, Omnichannel and MAGIC selling strategies. Geographically, sales in the first quarter of 2013 were strongest in the southern regions. By family of business, sales in the first quarter of 2013 were strongest in handbags, watches, active apparel, men's, home textiles, luggage, furniture and mattresses. Sales in the first quarter of 2013 were less strong in women's apparel and the millennial businesses. The Company calculates comparable sales as sales from stores in operation throughout 2012 and 2013 and all Internet sales. Comparable sales exclude licensed department income, shipping and handling fees, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales figures differ among companies in the retail industry.
Cost of Sales
Cost of sales for the first quarter of 2013 increased $154 million from the first quarter of 2012 and was flat as a percent to net sales compared to the first quarter of 2012. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.

MACY'S, INC.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the first quarter of 2013 increased $46 million or 2.3% from the first quarter of 2012. The SG&A rate as a percent to net sales was 40 basis points lower in the first quarter of 2013, as compared to the first quarter of 2012, reflecting increased net sales. SG&A expenses in the first quarter of 2013 were impacted by higher selling costs as a result of stronger sales and continued investments in the Company's omnichannel operations, partially offset by higher income from credit operations. Income from credit operations was $166 million in the first quarter of 2013, compared to $143 million in the first quarter of 2012, reflecting continued improvement in collection rates. The Company expects to continue to experience higher income from credit operations in the near term, however the increase is expected to be lower in the third and fourth quarters of 2013 as compared to the first and second quarters of 2013.
Net Interest Expense
Net interest expense for the first quarter of 2013 decreased $15 million from the first quarter of 2012. Net interest expense for the first quarter of 2013 benefited from lower levels of borrowings and lower rates on outstanding borrowings as compared to the first quarter of 2012.
 Effective Tax Rate
The Company's effective tax rate of 35.8% for the first quarter of 2013 and 34.9% for the first quarter of 2012 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in the first quarter of 2013 was $298 million, compared to $265 million provided in the first quarter of 2012, reflecting higher net income in the first quarter of 2013.
Investing Activities
Net cash used by investing activities was $107 million for the first quarter of 2013, compared to net cash used by investing activities of $202 million for the first quarter of 2012. Investing activities for the first quarter of 2013 include purchases of property and equipment totaling $65 million and capitalized software of $50 million, compared to purchases of property and equipment totaling $168 million and capitalized software of $46 million for the first quarter of 2012. Purchases of property and equipment during the first quarter of 2012 included the purchase of two parcels of the Macy's flagship Union Square location in San Francisco.
Financing Activities
Net cash used by the Company for financing activities was $275 million for the first quarter of 2013, including $336 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $78 million of cash dividends and the repayment of $5 million of debt, partially offset by $100 million from the issuance of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $44 million.
During the first quarter of 2013, the Company repurchased approximately 8.4 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $360 million. As of May 4, 2013, the Company had $1,142 million of authorization remaining under its share repurchase program. On May 14, 2013, the Company's board of directors approved an additional $1,500 million in authorization to purchase common stock, bringing the Company's remaining authorization under its share repurchase program including this increase to $2,642 million. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
Net cash used by the Company for financing activities was $999 million for the first quarter of 2012, and included the repayment of $795 million of debt, $246 million for the acquisition of the Company's common stock under its share repurchase program and to cover employee tax liabilities related to stock plan activity, the payment of $83 million of cash dividends, and a decrease in outstanding checks of $16 million, partially offset by the issuance of $141 million of common stock, primarily related to the exercise of stock options. The debt repaid during the first quarter of 2012 included $616 million of 5.35% senior notes due March 15, 2012 paid at maturity and the early redemption on March 29, 2012 of $173 million of 8.0% senior debentures due July 15, 2012.

MACY'S, INC.

As of May 4, 2013, the Company was a party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which amount may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time.
The Company entered into a new credit agreement with certain financial institutions on May 10, 2013 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 10, 2018 and replaces the prior agreement which was set to expire June 20, 2015. As of May 4, 2013 and throughout all of the first quarter of 2013, the Company had no borrowings outstanding under its then existing credit agreement, and as of the date of this report, the Company does not expect to borrow under its new credit agreement during fiscal 2013.
The credit agreements require the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the first quarter of 2013 was 8.77 and its leverage ratio at May 4, 2013 was 1.79, in each case as calculated in accordance with the credit agreement.
On May 14, 2013, the Company's board of directors declared a quarterly dividend of 25 cents per share on its common stock, payable July 1, 2013 to Macy's shareholders of record at the close of business on June 14, 2013. This dividend is an increase from the previous quarterly dividend rate of 20 cents per share and represents the third increase in the dividend in the past two years.
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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 4, 2013, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MACY'S, INC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy's, Inc. Profit Sharing 401(k) Investment Plan (now known as the Macy's, Inc. 401(k) Retirement Investment Plan) (the "401(k) Plan"), filed a lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the "May Plan") between February 27, 2005 and the present. The lawsuit has been conditionally certified as a class action. The complaint alleges that the Company, as well as members of the Company's board of directors and certain members of senior management, breached various fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA") to participants in the 401(k) Plan and the May Plan, by making false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price and "imprudent investment" by the 401(k) Plan and the May Plan in Macy's stock. The plaintiff seeks an unspecified amount of compensatory damages and costs. The parties have reached an agreement to settle the matter. On May 8, 2013, the court granted final approval of the settlement terms and entered a judgment terminating the litigation.
The Company and its subsidiaries are also involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report of Form 10-K for the fiscal year ended February 2, 2013 as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2013.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
February 3, 2013 – March 2, 2013	—	—	—	1,502
March 3, 2013 – April 6, 2013	4,542	41.99	4,531	1,312
April 7, 2013 – May 4, 2013	3,830	44.29	3,829	1,142
	8,372	43.05	8,360
 ___________________

(1)
Commencing in January 2000, the Company's board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $12,000 million of Common Stock as of May 4, 2013. All authorizations are cumulative and do not have an expiration date. As of May 4, 2013, $1,142 million of authorization remained unused. On May 14, 2013, the Company's board of directors approved an additional $1,500 million in authorization to purchase common stock, bringing the Company's remaining authorization under its share repurchase program including this increase to $2,642 million. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

10.1
Credit Agreement, dated as of May 10, 2013, among Macy's, Inc. (the "Company"), Macy's Retail Holdings, Inc. ("Macy's Retail"), the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated May 14, 2013)

10.1.1	Amendment, dated as of May 30, 2013, to the Credit Agreement, among Macy's Retail and JPMorgan Chase Bank, N.A. and Bank of America, N.A., as Administrative Agents

10.2
Guarantee Agreement, dated as of May 10, 2013, among the Company, Macy's Retail and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K dated May 14, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, filed on June 10, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: June 10, 2013