Form 10-Q
period 2013-08-03
Macy's, Inc.
filed 2013-09-05
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2013
Common Stock, $0.01 par value per share	376,240,128 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$6,066	$6,118	$12,453	$12,261
Cost of sales	(3,533)	(3,555)	(7,444)	(7,312)
Gross margin	2,533	2,563	5,009	4,949
Selling, general and administrative expenses	(1,999)	(2,009)	(4,040)	(4,004)
Operating income	534	554	969	945
Interest expense	(97)	(105)	(194)	(218)
Interest income	1	—	1	1
Income before income taxes	438	449	776	728
Federal, state and local income tax expense	(157)	(170)	(278)	(268)
Net income	$281	$279	$498	$460
Basic earnings per share	$.73	$.68	$1.29	$1.11
Diluted earnings per share	$.72	$.67	$1.27	$1.09

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$281	$279	$498	$460
Other comprehensive income:
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	41	40	79	78
Tax effect related to items of other comprehensive income	(17)	(16)	(31)	(31)
Total other comprehensive income, net of tax effect	24	24	48	47
Comprehensive income	$305	$303	$546	$507

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,424	$1,836	$1,604
Receivables	347	371	359
Merchandise inventories	5,357	5,308	5,036
Prepaid expenses and other current assets	387	361	387
Total Current Assets	7,515	7,876	7,386
Property and Equipment - net of accumulated depreciation and amortization of $6,345, $5,947 and $6,368	8,001	8,196	8,291
Goodwill	3,743	3,743	3,743
Other Intangible Assets – net	543	561	580
Other Assets	629	615	565
Total Assets	$20,431	$20,991	$20,565
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$575	$124	$313
Merchandise accounts payable	2,064	1,579	1,895
Accounts payable and accrued liabilities	2,043	2,610	2,078
Income taxes	67	355	158
Deferred income taxes	422	407	410
Total Current Liabilities	5,171	5,075	4,854
Long-Term Debt	6,339	6,806	6,637
Deferred Income Taxes	1,217	1,238	1,134
Other Liabilities	1,849	1,821	2,037
Shareholders’ Equity	5,855	6,051	5,903
Total Liabilities and Shareholders’ Equity	$20,431	$20,991	$20,565

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	26 Weeks Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net income	$498	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504	513
Stock-based compensation expense	32	31
Amortization of financing costs and premium on acquired debt	(5)	(7)
Changes in assets and liabilities:
Decrease in receivables	41	14
(Increase) decrease in merchandise inventories	(49)	81
(Increase) decrease in prepaid expenses and other current assets	(21)	60
Decrease in other assets not separately identified	1	22
Increase in merchandise accounts payable	442	292
Decrease in accounts payable and accrued liabilities not separately identified	(560)	(591)
Decrease in current income taxes	(288)	(213)
Decrease in deferred income taxes	(37)	(35)
Increase in other liabilities not separately identified	106	11
Net cash provided by operating activities	664	638
Cash flows from investing activities:
Purchase of property and equipment	(206)	(310)
Capitalized software	(110)	(109)
Disposition of property and equipment	5	23
Other, net	(5)	3
Net cash used by investing activities	(316)	(393)
Cash flows from financing activities:
Financing costs	(3)	0
Debt repaid	(7)	(797)
Dividends paid	(173)	(165)
Increase (decrease) in outstanding checks	2	(43)
Acquisition of treasury stock	(785)	(615)
Issuance of common stock	206	152
Net cash used by financing activities	(760)	(1,468)
Net decrease in cash and cash equivalents	(412)	(1,223)
Cash and cash equivalents beginning of period	1,836	2,827
Cash and cash equivalents end of period	$1,424	$1,604
Supplemental cash flow information:
Interest paid	$190	$238
Interest received	1	1
Income taxes paid (net of refunds received)	512	495

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores and Internet websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 840 stores, including thirteen Bloomingdale's Outlets, in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended August 3, 2013 and July 28, 2012, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 3, 2013 and July 28, 2012 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other component of total comprehensive income for the 13 and 26 weeks ended August 3, 2013 and July 28, 2012 is the amortization of post employment and postretirement plan items. These reclassifications out of accumulated other comprehensive loss are included in the computation of net period benefit costs and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	August 3, 2013			July 28, 2012
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$281		381.6	$279		410.2
Shares to be issued under deferred compensation and other plans			0.9			1.0
	$281		382.5	$279		411.2
Basic earnings per share		$0.73			$0.68
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.8			5.9
	$281		389.3	$279		417.1
Diluted earnings per share		$0.72			$0.67

	26 Weeks Ended
	August 3, 2013			July 28, 2012
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$498		384.3	$460		412.8
Shares to be issued under deferred compensation and other plans			1.0			1.3
	$498		385.3	$460		414.1
Basic earnings per share		$1.29			$1.11
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.6			6.6
	$498		391.9	$460		420.7
Diluted earnings per share		$1.27			$1.09

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 3.6 million shares of common stock and restricted stock units relating to 1.8 million shares of common stock were outstanding at August 3, 2013, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended August 3, 2013 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 9.0 million shares of common stock and restricted stock units relating to 2.5 million shares of common stock were outstanding at July 28, 2012, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended July 28, 2012 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	26 Weeks Ended
	August 3, 2013	July 28, 2012
	(millions)
5.35% Senior notes due 2012	$—	$616
8.0% Senior debentures due 2012	—	173
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	4	5
	$7	$797
On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $4 million. In addition, the Company repaid $616 million of 5.35% senior notes due March 15, 2012 at maturity.
During the 26 weeks ended August 3, 2013, the Company repurchased approximately 17.5 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $806 million. As of August 3, 2013, the Company had $2,196 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On August 15, 2013, the Company repaid $109 million of 7.625% senior debentures at maturity. On September 3, 2013, the Company announced the pricing of a public offering of $400 million aggregate principal amount of senior notes due 2023 by its wholly owned subsidiary, Macy's Retail Holdings, Inc. The notes are to be issued at a price of 99.314% of par and will bear interest at a rate of 4.375% per annum. The notes are to be fully and unconditionally guaranteed on a senior unsecured basis by Macy's, Inc. The transaction is expected to close on or about September 6, 2013. The proceeds will be used for general corporate purposes, which may include working capital, capital expenditures, retirement of indebtedness and repurchasing outstanding common stock.

The Company entered into a credit agreement with certain financial institutions on May 10, 2013 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 10, 2018 and replaces the previous facility which was set to expire June 20, 2015. As of and during the 26 weeks ended August 3, 2013, the Company had no borrowings outstanding under its then existing credit agreements, and as of the date of this report, the Company does not expect to borrow under its new credit agreement during fiscal 2013.

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

The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(millions)
Pension Plan
Service cost	$28	$30	$56	$58
Interest cost	35	39	71	78
Expected return on assets	(61)	(63)	(121)	(126)
Recognition of net actuarial loss	36	36	71	71
Amortization of prior service credit	—	—	—	—
	$38	$42	$77	$81
Supplementary Retirement Plan
Service cost	$1	$1	$3	$3
Interest cost	8	9	16	17
Recognition of net actuarial loss	6	5	10	9
Amortization of prior service credit	—	—	—	—
	$15	$15	$29	$29
Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	2	3	5	6
Recognition of net actuarial gain	(1)	(1)	(2)	(2)
Amortization of prior service cost	—	—	—	—
	$1	$2	$3	$4

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	August 3, 2013				July 28, 2012
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$74	$—	$74	$—	$62	$—	$62	$—

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments. The fair values

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

of long-term debt, excluding capitalized leases, are generally estimated based on quoted market prices for identical or similar instruments, and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards.
The following table shows the estimated fair value of the Company's long-term debt:

	August 3, 2013			July 28, 2012
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,125	$6,308	$6,650	$6,398	$6,603	$7,404
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
During the second quarter of fiscal 2013, the Company completed its annual impairment test of goodwill and indefinite lived intangible assets and determined that goodwill and indefinite lived intangible assets were not impaired as of June 1, 2013.
The use of different assumptions, estimates or judgments in the testing process, including with respect to the analysis of macroeconomic conditions, industry, market and other economic considerations and actual and expected financial performance, the estimated future cash flows and the discount rates used to discount such estimated cash flows to their net present values, could materially increase or decrease the estimated fair values and, accordingly, could impact the results of the annual impairment tests.

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
Condensed Consolidating Balance Sheets as of August 3, 2013, July 28, 2012 and February 2, 2013, the related Condensed Consolidating Statements of Comprehensive Income for the 13 and 26 weeks ended August 3, 2013 and July 28, 2012, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended August 3, 2013 and July 28, 2012 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of August 3, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,104	$35	$285	$—	$1,424
Receivables	—	86	261	—	347
Merchandise inventories	—	2,759	2,598	—	5,357
Prepaid expenses and other current assets	—	94	293	—	387
Income taxes	69	—	—	(69)	—
Total Current Assets	1,173	2,974	3,437	(69)	7,515
Property and Equipment – net	—	4,562	3,439	—	8,001
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	109	434	—	543
Other Assets	4	69	556	—	629
Intercompany Receivable	527	—	3,135	(3,662)	—
Investment in Subsidiaries	4,273	2,757	—	(7,030)	—
Total Assets	$5,977	$13,786	$11,429	$(10,761)	$20,431
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$573	$2	$—	$575
Merchandise accounts payable	—	966	1,098	—	2,064
Accounts payable and accrued liabilities	36	887	1,120	—	2,043
Income taxes	—	16	120	(69)	67
Deferred income taxes	—	315	107	—	422
Total Current Liabilities	36	2,757	2,447	(69)	5,171
Long-Term Debt	—	6,317	22	—	6,339
Intercompany Payable	—	3,662	—	(3,662)	—
Deferred Income Taxes	8	441	768	—	1,217
Other Liabilities	78	620	1,151	—	1,849
Shareholders' Equity (Deficit)	5,855	(11)	7,041	(7,030)	5,855
Total Liabilities and Shareholders' Equity	$5,977	$13,786	$11,429	$(10,761)	$20,431

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended August 3, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,898	$4,831	$(1,663)	$6,066
Cost of sales	—	(1,763)	(3,420)	1,650	(3,533)
Gross margin	—	1,135	1,411	(13)	2,533
Selling, general and administrative expenses	(2)	(1,054)	(956)	13	(1,999)
Operating income (loss)	(2)	81	455	—	534
Interest (expense) income, net:
External	—	(96)	—	—	(96)
Intercompany	—	(39)	39	—	—
Equity in earnings of subsidiaries	282	89	—	(371)	—
Income before income taxes	280	35	494	(371)	438
Federal, state and local income tax benefit (expense)	1	10	(168)	—	(157)
Net income	$281	$45	$326	$(371)	$281
Comprehensive income	$305	$69	$336	$(405)	$305

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended August 3, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$5,932	$10,379	$(3,858)	$12,453
Cost of sales	—	(3,660)	(7,616)	3,832	(7,444)
Gross margin	—	2,272	2,763	(26)	5,009
Selling, general and administrative expenses	(5)	(2,104)	(1,957)	26	(4,040)
Operating income (loss)	(5)	168	806	—	969
Interest (expense) income, net:
External	—	(193)	—	—	(193)
Intercompany	—	(79)	79	—	—
Equity in earnings of subsidiaries	501	144	—	(645)	—
Income before income taxes	496	40	885	(645)	776
Federal, state and local income tax benefit (expense)	2	37	(317)	—	(278)
Net income	$498	$77	$568	$(645)	$498
Comprehensive income	$546	$125	$588	$(713)	$546

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 3, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$498	$77	$568	$(645)	$498
Equity in earnings of subsidiaries	(501)	(144)	—	645	—
Dividends received from subsidiaries	303	—	—	(303)	—
Depreciation and amortization	—	235	269	—	504
(Increase) decrease in working capital	(62)	43	(416)	—	(435)
Other, net	18	76	3	—	97
Net cash provided by operating activities	256	287	424	(303)	664
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(135)	(176)	—	(311)
Other, net	—	—	(5)	—	(5)
Net cash used by investing activities	—	(135)	(181)	—	(316)
Cash flows from financing activities:
Debt repaid	—	(6)	(1)	—	(7)
Dividends paid	(173)	—	(303)	303	(173)
Common stock acquired, net of issuance of common stock	(579)	—	—	—	(579)
Intercompany activity, net	145	(175)	30	—	—
Other, net	(83)	23	59	—	(1)
Net cash used by financing activities	(690)	(158)	(215)	303	(760)
Net increase (decrease) in cash and cash equivalents	(434)	(6)	28	—	(412)
Cash and cash equivalents at beginning of period	1,538	41	257	—	1,836
Cash and cash equivalents at end of period	$1,104	$35	$285	$—	$1,424

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of July 28, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,303	$32	$269	$—	$1,604
Receivables	—	76	283	—	359
Merchandise inventories	—	2,607	2,429	—	5,036
Prepaid expenses and other current assets	—	96	291	—	387
Income taxes	20	—	—	(20)	—
Total Current Assets	1,323	2,811	3,272	(20)	7,386
Property and Equipment – net	—	4,716	3,575	—	8,291
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	138	442	—	580
Other Assets	3	67	495	—	565
Deferred Income Taxes	11	—	—	(11)	—
Intercompany Receivable	1,281	—	2,847	(4,128)	—
Investment in Subsidiaries	3,430	2,636	—	(6,066)	—
Total Assets	$6,048	$13,683	$11,059	$(10,225)	$20,565
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$310	$3	$—	$313
Merchandise accounts payable	—	890	1,005	—	1,895
Accounts payable and accrued liabilities	113	825	1,140	—	2,078
Income taxes	—	63	115	(20)	158
Deferred income taxes	—	317	93	—	410
Total Current Liabilities	113	2,405	2,356	(20)	4,854
Long-Term Debt	—	6,613	24	—	6,637
Intercompany Payable	—	4,128	—	(4,128)	—
Deferred Income Taxes	—	373	772	(11)	1,134
Other Liabilities	32	757	1,248	—	2,037
Shareholders' Equity (Deficit)	5,903	(593)	6,659	(6,066)	5,903
Total Liabilities and Shareholders' Equity	$6,048	$13,683	$11,059	$(10,225)	$20,565

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

For purposes of the following discussion, all references to "second quarter of 2013" and "second quarter of 2012" are to the Company's 13-week fiscal periods ended August 3, 2013 and July 28, 2012, respectively, and all references to "2013" and "2012" are to the Company's 26-week fiscal periods ended August 3, 2013 and July 28, 2012, respectively.
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
Overview
The Company is an omnichannel retail organization operating stores and websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 840 stores, including thirteen Bloomingdale's Outlets, in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate on the Internet or via mobile devices. As of August 3, 2013, approximately 500 Macy's stores are fulfilling orders from other stores, the Internet and mobile devices, compared to 292 stores as of February 2, 2013.
Macy's MAGIC Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience.
During 2012, the Company opened new Macy's stores in Milwaukee, Wisconsin and Salt Lake City, Utah and new Bloomingdale's Outlet stores in Dallas, Texas and Merrimack, New Hampshire. During 2013, the Company opened new Macy's stores in Gurnee, Illinois and Victorville, California, expanded into an additional Macy's location in an existing mall in Las Vegas, Nevada and opened a new Bloomingdale's Outlet store in Rosemont, Illinois. A Macy's store was closed in St. Louis, Missouri during 2013. The Company intends to open a Macy's replacement store in Bay Shore, New York and a new Bloomingdale's store in Glendale, California during the remainder of fiscal 2013.
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

MACY'S, INC.

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
Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable sales in fiscal 2013 will increase in the range of 2.0% to 2.9% from 2012 levels and that its diluted earnings per share in fiscal 2013 will be in the range of $3.80 to $3.90.

Results of Operations
Comparison of the Second Quarter of 2013 and the Second Quarter of 2012

	Second Quarter of 2013		Second Quarter of 2012
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$6,066		$6,118
Increase (decrease) in sales	(0.8)%		3.0%
Increase (decrease) in comparable sales	(0.8)%		3.0%
Cost of sales	(3,533)	(58.2)%	(3,555)	(58.1)%
Gross margin	2,533	41.8%	2,563	41.9%
Selling, general and administrative expenses	(1,999)	(33.0)%	(2,009)	(32.8)%
Operating income	534	8.8%	554	9.1%
Interest expense - net	(96)		(105)
Income before income taxes	438		449
Federal, state and local income tax expense	(157)		(170)
Net income	$281	4.6%	$279	4.5%

Diluted earnings per share	$0.72		$0.67
Net Income
Net income for the second quarter of 2013 increased $2 million compared to the second quarter of 2012, reflecting lower sales and gross margin, offset by lower selling, general and administrative expenses, net interest expense and income tax expense.
Net Sales
Net sales for the second quarter of 2013 decreased $52 million or 0.8% compared to the second quarter of 2012. On a comparable basis, net sales for the second quarter of 2013 were down 0.8% compared to the second quarter of 2012. Comparable sales for the second quarter of 2013 were negatively impacted by a calendar shift in a promotional event, the conversion of certain businesses to licensed departments and the introduction of new licensed brands. Sales in the second quarter of 2013 at Macy's were weaker across the country, although less so in the southern regions and Hawaii. Bloomingdale's had stronger sales during the second quarter of 2013 and sales from the Company's Internet businesses were strong relative to the second quarter of 2012. By family of business, sales in the second quarter of 2013 were stronger in handbags, active apparel and furniture and mattresses. Sales in the second quarter of 2013 were less strong in juniors and shoes. The Company calculates comparable sales as sales from stores in operation throughout 2012 and 2013 and all Internet sales. Comparable sales exclude licensed department income, shipping and handling fees, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales figures differ among companies in the retail industry.

MACY'S, INC.

Cost of Sales
Cost of sales for the second quarter of 2013 decreased $22 million from the second quarter of 2012. The cost of sales rate as a percent to net sales was 10 basis points higher, compared to the second quarter of 2012, reflecting additional markdowns to clear seasonal merchandise, as well as the growth in the omnichannel business and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the second quarter of 2013 decreased $10 million or 0.5% from the second quarter of 2012. The SG&A rate as a percent to net sales was 20 basis points higher in the second quarter of 2013, as compared to the second quarter of 2012, reflecting the decrease in net sales. SG&A expenses in the second quarter of 2013 were impacted by continued investments in the Company's omnichannel operations, partially offset by higher income from credit operations. Income from credit operations was $177 million in the second quarter of 2013, compared to $146 million in the second quarter of 2012, reflecting continued improvement in collection rates. The Company expects to continue to experience higher income from credit operations in the near term, however the increase over last year is expected to be significantly lower in the third and fourth quarters of 2013 as compared to the first and second quarters of 2013.
Net Interest Expense
Net interest expense for the second quarter of 2013 decreased $9 million from the second quarter of 2012. Net interest expense for the second quarter of 2013 benefited from lower levels of borrowings and lower rates on outstanding borrowings as compared to the second quarter of 2012.
 Effective Tax Rate
The Company's effective tax rate of 35.9% for the second quarter of 2013 and 38.1% for the second quarter of 2012 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.
Comparison of the 26 Weeks Ended August 3, 2013 and July 28, 2012

	2013		2012
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$12,453		$12,261
Increase in sales	1.6%		3.7%
Increase in comparable sales	1.5%		3.7%
Cost of sales	(7,444)	(59.8)%	(7,312)	(59.6)%
Gross margin	5,009	40.2%	4,949	40.4%
Selling, general and administrative expenses	(4,040)	(32.4)%	(4,004)	(32.7)%
Operating income	969	7.8%	945	7.7%
Interest expense - net	(193)		(217)
Income before income taxes	776		728
Federal, state and local income tax expense	(278)		(268)
Net income	$498	4.0%	$460	3.7%

Diluted earnings per share	$1.27		$1.09
Net Income
Net income for 2013 increased 8.3% compared to net income for 2012, reflecting the benefits of the key strategies at Macy's and lower net interest expense.

MACY'S, INC.

Net Sales
Net sales for 2013 increased $192 million or 1.6% compared to 2012. On a comparable basis, net sales for 2013 were up 1.5% compared to 2012. Comparable sales for 2013 were negatively impacted by the conversion of certain businesses to licensed departments and the introduction of new licensed brands. The Company benefited from the successful execution of the My Macy's localization, Omnichannel and MAGIC selling strategies. Geographically, sales in 2013 were strongest in the southern regions. By family of business, sales in 2013 were strongest in handbags, active apparel, men's, home textiles, luggage, furniture and mattresses. Sales in 2013 were less strong in juniors. The Company calculates comparable sales as sales from stores in operation throughout 2012 and 2013 and all Internet sales. Comparable sales exclude licensed department income, shipping and handling fees, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales figures differ among companies in the retail industry.
Cost of Sales
Cost of sales for 2013 increased $132 million from 2012. The cost of sales rate as a percent to net sales was 20 basis points higher, compared to 2012, reflecting the growth in the omnichannel business and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
SG&A expenses for 2013 increased $36 million or .9% from 2012. The SG&A rate as a percent to net sales was 30 basis points lower in 2013, as compared to 2012, reflecting increased net sales. SG&A expenses in 2013 were impacted by higher selling costs as a result of higher sales and continued investments in the Company's omnichannel operations, partially offset by higher income from credit operations. Income from credit operations was $343 million in 2013, compared to $289 million in 2012, reflecting continued improvement in collection rates. The Company expects to continue to experience higher income from credit operations in the near term, however the increase over last year is expected to be significantly lower in the third and fourth quarters of 2013 as compared to the first and second quarters of 2013.
Net Interest Expense
Net interest expense for 2013 decreased $24 million from 2012. Net interest expense for 2013 benefited from lower levels of borrowings and lower rates on outstanding borrowings as compared to 2012.
 Effective Tax Rate
The Company's effective tax rate of 35.9% for 2013 and 36.9% for 2012 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2013 was $664 million, compared to $638 million provided in 2012, reflecting higher net income in 2013.
Investing Activities
Net cash used by investing activities was $316 million for 2013, compared to net cash used by investing activities of $393 million for 2012. Investing activities for 2013 include purchases of property and equipment totaling $206 million and capitalized software of $110 million, compared to purchases of property and equipment totaling $310 million and capitalized software of $109 million for 2012. Purchases of property and equipment during 2012 included the purchase of two parcels of the Macy's flagship Union Square location in San Francisco.
Financing Activities
Net cash used by the Company for financing activities was $760 million for 2013, including $785 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $173 million of cash dividends and the repayment of $7 million of debt, partially offset by $206 million from the issuance of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $2 million.

MACY'S, INC.

During 2013, the Company repurchased approximately 17.5 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $806 million. As of August 3, 2013, the Company had $2,196 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

On August 15, 2013, the Company repaid $109 million of 7.625% senior debentures at maturity. On September 3, 2013, the Company announced the pricing of a public offering of $400 million aggregate principal amount of senior notes due 2023 by its wholly owned subsidiary, Macy's Retail Holdings, Inc. The notes are to be issued at a price of 99.314% of par and will bear interest at a rate of 4.375% per annum. The notes are to be fully and unconditionally guaranteed on a senior unsecured basis by Macy's, Inc. The transaction is expected to close on or about September 6, 2013. The proceeds will be used for general corporate purposes, which may include working capital, capital expenditures, retirement of indebtedness and repurchasing outstanding common stock.
Net cash used by the Company for financing activities was $1,468 million for 2012, and included the repayment of $797 million of debt, $615 million for the acquisition of the Company's common stock under its share repurchase program and to cover employee tax liabilities related to stock plan activity, the payment of $165 million of cash dividends, and a decrease in outstanding checks of $43 million, partially offset by the issuance of $152 million of common stock, primarily related to the exercise of stock options. The debt repaid during 2012 included $616 million of 5.35% senior notes due March 15, 2012 paid at maturity and the early redemption on March 29, 2012 of $173 million of 8.0% senior debentures due July 15, 2012.
The Company entered into a new credit agreement with certain financial institutions on May 10, 2013 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 10, 2018 and replaces the prior agreement which was set to expire June 20, 2015. As of August 3, 2013 and throughout all of 2013, the Company had no borrowings outstanding under its then existing credit agreements, and as of the date of this report, the Company does not expect to borrow under its new credit agreement during fiscal 2013.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the second quarter of 2013 was 8.89 and its leverage ratio at August 3, 2013 was 1.80, in each case as calculated in accordance with the credit agreement.
On August 23, 2013, the Company's board of directors declared a quarterly dividend of 25 cents per share on its common stock, payable October 1, 2013 to Macy's shareholders of record at the close of business on September 13, 2013.
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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 3, 2013, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MACY'S, INC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
On October 3, 2007, Ebrahim Shanehchian, an alleged participant in the Macy's, Inc. Profit Sharing 401(k) Investment Plan (now known as the Macy's, Inc. 401(k) Retirement Investment Plan) (the "401(k) Plan"), filed a lawsuit in the United States District Court for the Southern District of Ohio on behalf of persons who participated in the 401(k) Plan and The May Department Stores Company Profit Sharing Plan (the "May Plan") between February 27, 2005 and the present. The lawsuit has been conditionally certified as a class action. The complaint alleges that the Company, as well as members of the Company's board of directors and certain members of senior management, breached various fiduciary duties owed under the Employee Retirement Income Security Act ("ERISA") to participants in the 401(k) Plan and the May Plan, by making false and misleading statements regarding the Company's business, operations and prospects in relation to the integration of the acquired May operations, resulting in supposed "artificial inflation" of the Company's stock price and "imprudent investment" by the 401(k) Plan and the May Plan in Macy's stock. The plaintiff seeks an unspecified amount of compensatory damages and costs. The parties have reached an agreement to settle the matter. On May 8, 2013, the court granted final approval of the settlement terms and entered a judgment terminating the litigation. No appeal of the court's order was taken, and the judgment is now final.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2013.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
May 5, 2013 – June 1, 2013	1,752	49.04	1,752	2,556
June 2, 2013 – July 6, 2013	4,086	48.21	4,086	2,359
July 7, 2013 – August 3, 2013	3,330	49.18	3,330	2,196
	9,168	48.72	9,168
 ___________________

(1)
During the period from January 2000 through August 3, 2013, the Company's board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $13,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of August 3, 2013, $2,196 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, filed on September 5, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: September 5, 2013