Form 10-Q
period 2013-11-02
Macy's, Inc.
filed 2013-12-09
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 29, 2013
Common Stock, $0.01 par value per share	368,481,994 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$6,276	$6,075	$18,729	$18,336
Cost of sales	(3,817)	(3,672)	(11,261)	(10,984)
Gross margin	2,459	2,403	7,468	7,352
Selling, general and administrative expenses	(2,099)	(2,078)	(6,139)	(6,082)
Operating income	360	325	1,329	1,270
Interest expense	(97)	(104)	(291)	(322)
Interest income	1	1	2	2
Income before income taxes	264	222	1,040	950
Federal, state and local income tax expense	(87)	(77)	(365)	(345)
Net income	$177	$145	$675	$605
Basic earnings per share	$.47	$.36	$1.77	$1.48
Diluted earnings per share	$.47	$.36	$1.74	$1.45

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$177	$145	$675	$605
Other comprehensive income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	38	37	117	115
Tax effect related to items of other comprehensive income	(14)	(13)	(45)	(44)
Total other comprehensive income, net of tax effect	24	24	72	71
Comprehensive income	$201	$169	$747	$676

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,171	$1,836	$1,264
Receivables	276	371	281
Merchandise inventories	7,716	5,308	7,208
Prepaid expenses and other current assets	397	361	410
Total Current Assets	9,560	7,876	9,163
Property and Equipment - net of accumulated depreciation and amortization of $6,555, $5,947 and $6,584	7,950	8,196	8,212
Goodwill	3,743	3,743	3,743
Other Intangible Assets – net	535	561	570
Other Assets	658	615	582
Total Assets	$22,446	$20,991	$22,270
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$465	$124	$123
Merchandise accounts payable	3,897	1,579	3,627
Accounts payable and accrued liabilities	2,323	2,610	2,419
Income taxes	78	355	89
Deferred income taxes	423	407	426
Total Current Liabilities	7,186	5,075	6,684
Long-Term Debt	6,732	6,806	6,817
Deferred Income Taxes	1,225	1,238	1,182
Other Liabilities	1,861	1,821	2,024
Shareholders’ Equity	5,442	6,051	5,563
Total Liabilities and Shareholders’ Equity	$22,446	$20,991	$22,270

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	39 Weeks Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income	$675	$605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	761	782
Stock-based compensation expense	48	47
Amortization of financing costs and premium on acquired debt	(7)	(10)
Changes in assets and liabilities:
Decrease in receivables	102	91
Increase in merchandise inventories	(2,408)	(2,091)
(Increase) decrease in prepaid expenses and other current assets	(25)	58
Decrease in other assets not separately identified	1	23
Increase in merchandise accounts payable	2,155	1,941
Decrease in accounts payable and accrued liabilities not separately identified	(320)	(323)
Decrease in current income taxes	(277)	(282)
Increase (decrease) in deferred income taxes	(43)	14
Increase in other liabilities not separately identified	157	34
Net cash provided by operating activities	819	889
Cash flows from investing activities:
Purchase of property and equipment	(381)	(464)
Capitalized software	(180)	(169)
Disposition of property and equipment	30	36
Other, net	(10)	(18)
Net cash used by investing activities	(541)	(615)
Cash flows from financing activities:
Debt issued	400	—
Financing costs	(10)	—
Debt repaid	(121)	(803)
Dividends paid	(267)	(246)
Increase in outstanding checks	73	38
Acquisition of treasury stock	(1,228)	(1,018)
Issuance of common stock	210	192
Net cash used by financing activities	(943)	(1,837)
Net decrease in cash and cash equivalents	(665)	(1,563)
Cash and cash equivalents beginning of period	1,836	2,827
Cash and cash equivalents end of period	$1,171	$1,264
Supplemental cash flow information:
Interest paid	$268	$304
Interest received	1	2
Income taxes paid (net of refunds received)	582	591

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
The Consolidated Financial Statements for the 13 and 39 weeks ended November 2, 2013 and October 27, 2012, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 2, 2013 and October 27, 2012 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other component of total comprehensive income for the 13 and 39 weeks ended November 2, 2013 and October 27, 2012 is the amortization of post employment and postretirement plan items. These reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit costs and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	November 2, 2013			October 27, 2012
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$177		373.9	$145		400.3
Shares to be issued under deferred compensation and other plans			0.9			1.0
	$177		374.8	$145		401.3
Basic earnings per share		$0.47			$0.36
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			5.4			6.6
	$177		380.2	$145		407.9
Diluted earnings per share		$0.47			$0.36

	39 Weeks Ended
	November 2, 2013			October 27, 2012
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$675		380.8	$605		408.7
Shares to be issued under deferred compensation and other plans			1.0			1.2
	$675		381.8	$605		409.9
Basic earnings per share		$1.77			$1.48
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.2			6.6
	$675		388.0	$605		416.5
Diluted earnings per share		$1.74			$1.45

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 6.6 million shares of common stock and restricted stock units relating to 1.8 million shares of common stock were outstanding at November 2, 2013, but were not included in the computation of diluted earnings per share for the 13 or 39 weeks ended November 2, 2013 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	39 Weeks Ended
	November 2, 2013	October 27, 2012
	(millions)
7.625% Senior debentures due 2013	$109	$—
5.35% Senior notes due 2012	—	616
8.0% Senior debentures due 2012	—	173
9.5% amortizing debentures due 2021	4	4
9.75% amortizing debentures due 2021	2	2
Capital leases and other obligations	6	8
	$121	$803
During the 39 weeks ended November 2, 2013, the Company repaid $109 million of indebtedness at maturity.
On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $4 million. In addition, the Company repaid $616 million of 5.35% senior notes due March 15, 2012 at maturity.
On September 6, 2013, the Company issued $400 million aggregate principal amount of 4.375% senior notes due 2023. The proceeds will be used for general corporate purposes, which may include working capital, capital expenditures, retirement of indebtedness and repurchasing outstanding common stock.
During the 39 weeks ended November 2, 2013, the Company repurchased approximately 27.6 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $1,254 million. As of November 2, 2013, the Company had $1,748 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
The Company entered into a credit agreement with certain financial institutions on May 10, 2013 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 10, 2018 and replaces the previous facility which was set to expire June 20, 2015. As of and during the 39 weeks ended November 2, 2013, the Company had no borrowings outstanding under its then existing credit agreements, and as of the date of this report, the Company does not expect to borrow under its new credit agreement during fiscal 2013.

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
The actuarially determined components of the net periodic benefit cost are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(millions)
Pension Plan
Service cost	$28	$30	$84	$88
Interest cost	36	40	107	118
Expected return on assets	(60)	(64)	(181)	(190)
Recognition of net actuarial loss	34	35	105	106
Amortization of prior service credit	—	(1)	—	(1)
	$38	$40	$115	$121
Supplementary Retirement Plan
Service cost	$2	$1	$5	$4
Interest cost	8	9	24	26
Recognition of net actuarial loss	4	4	14	13
Amortization of prior service credit	—	—	—	—
	$14	$14	$43	$43
Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	2	3	7	9
Recognition of net actuarial gain	—	(1)	(2)	(3)
Amortization of prior service cost	—	—	—	—
	$2	$2	$5	$6

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	November 2, 2013				October 27, 2012
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$78	$—	$78	$—	$83	$—	$83	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	November 2, 2013			October 27, 2012
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,522	$6,701	$7,002	$6,583	$6,784	$7,736

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
Condensed Consolidating Balance Sheets as of November 2, 2013, October 27, 2012 and February 2, 2013, the related Condensed Consolidating Statements of Comprehensive Income for the 13 and 39 weeks ended November 2, 2013 and October 27, 2012, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended November 2, 2013 and October 27, 2012 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of November 2, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$807	$21	$343	$—	$1,171
Receivables	—	44	232	—	276
Merchandise inventories	—	3,946	3,770	—	7,716
Prepaid expenses and other current assets	—	99	298	—	397
Income taxes	38	—	—	(38)	—
Total Current Assets	845	4,110	4,643	(38)	9,560
Property and Equipment – net	—	4,531	3,419	—	7,950
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	103	432	—	535
Other Assets	4	73	581	—	658
Deferred income taxes	3	—	—	(3)	—
Intercompany Receivable	464	—	3,218	(3,682)	—
Investment in Subsidiaries	4,320	2,753	—	(7,073)	—
Total Assets	$5,636	$14,885	$12,721	$(10,796)	$22,446
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$463	$2	$—	$465
Merchandise accounts payable	—	1,812	2,085	—	3,897
Accounts payable and accrued liabilities	107	965	1,251	—	2,323
Income taxes	—	6	110	(38)	78
Deferred income taxes	—	322	101	—	423
Total Current Liabilities	107	3,568	3,549	(38)	7,186
Long-Term Debt	—	6,711	21	—	6,732
Intercompany Payable	—	3,682	—	(3,682)	—
Deferred Income Taxes	—	450	778	(3)	1,225
Other Liabilities	87	619	1,155	—	1,861
Shareholders' Equity (Deficit)	5,442	(145)	7,218	(7,073)	5,442
Total Liabilities and Shareholders' Equity	$5,636	$14,885	$12,721	$(10,796)	$22,446

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended November 2, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,979	$6,337	$(3,040)	$6,276
Cost of sales	—	(1,930)	(4,913)	3,026	(3,817)
Gross margin	—	1,049	1,424	(14)	2,459
Selling, general and administrative expenses	(2)	(1,113)	(998)	14	(2,099)
Operating income (loss)	(2)	(64)	426	—	360
Interest (expense) income, net:
External	1	(96)	(1)	—	(96)
Intercompany	(1)	(39)	40	—	—
Equity in earnings of subsidiaries	178	(15)	—	(163)	—
Income (loss) before income taxes	176	(214)	465	(163)	264
Federal, state and local income tax benefit (expense)	1	56	(144)	—	(87)
Net income (loss)	$177	$(158)	$321	$(163)	$177
Comprehensive income (loss)	$201	$(134)	$331	$(197)	$201

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended November 2, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$8,911	$16,716	$(6,898)	$18,729
Cost of sales	—	(5,590)	(12,529)	6,858	(11,261)
Gross margin	—	3,321	4,187	(40)	7,468
Selling, general and administrative expenses	(7)	(3,217)	(2,955)	40	(6,139)
Operating income (loss)	(7)	104	1,232	—	1,329
Interest (expense) income, net:
External	1	(289)	(1)	—	(289)
Intercompany	(1)	(118)	119	—	—
Equity in earnings of subsidiaries	679	129	—	(808)	—
Income (loss) before income taxes	672	(174)	1,350	(808)	1,040
Federal, state and local income tax benefit (expense)	3	93	(461)	—	(365)
Net income (loss)	$675	$(81)	$889	$(808)	$675
Comprehensive income (loss)	$747	$(9)	$919	$(910)	$747

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 2, 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$675	$(81)	$889	$(808)	$675
Equity in earnings of subsidiaries	(679)	(129)	—	808	—
Dividends received from subsidiaries	458	—	—	(458)	—
Depreciation and amortization	—	349	412	—	761
Increase in working capital	(34)	(185)	(554)	—	(773)
Other, net	16	107	33	—	156
Net cash provided by operating activities	436	61	780	(458)	819
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(206)	(325)	—	(531)
Other, net	—	—	(10)	—	(10)
Net cash used by investing activities	—	(206)	(335)	—	(541)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	281	(2)	—	279
Dividends paid	(267)	—	(458)	458	(267)
Common stock acquired, net of issuance of common stock	(1,018)	—	—	—	(1,018)
Intercompany activity, net	224	(159)	(65)	—	—
Other, net	(106)	3	166	—	63
Net cash provided (used) by financing activities	(1,167)	125	(359)	458	(943)
Net increase (decrease) in cash and cash equivalents	(731)	(20)	86	—	(665)
Cash and cash equivalents at beginning of period	1,538	41	257	—	1,836
Cash and cash equivalents at end of period	$807	$21	$343	$—	$1,171

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 27, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$938	$36	$290	$—	$1,264
Receivables	—	31	250	—	281
Merchandise inventories	—	3,712	3,496	—	7,208
Prepaid expenses and other current assets	—	103	307	—	410
Income taxes	127	—	—	(127)	—
Total Current Assets	1,065	3,882	4,343	(127)	9,163
Property and Equipment – net	—	4,696	3,516	—	8,212
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	131	439	—	570
Other Assets	4	65	513	—	582
Deferred Income Taxes	11	—	—	(11)	—
Intercompany Receivable	1,260	—	3,114	(4,374)	—
Investment in Subsidiaries	3,467	2,675	—	(6,142)	—
Total Assets	$5,807	$14,764	$12,353	$(10,654)	$22,270
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$121	$2	$—	$123
Merchandise accounts payable	—	1,730	1,897	—	3,627
Accounts payable and accrued liabilities	212	919	1,288	—	2,419
Income taxes	—	54	162	(127)	89
Deferred income taxes	—	322	104	—	426
Total Current Liabilities	212	3,146	3,453	(127)	6,684
Long-Term Debt	—	6,793	24	—	6,817
Intercompany Payable	—	4,374	—	(4,374)	—
Deferred Income Taxes	—	389	804	(11)	1,182
Other Liabilities	32	746	1,246	—	2,024
Shareholders' Equity (Deficit)	5,563	(684)	6,826	(6,142)	5,563
Total Liabilities and Shareholders' Equity	$5,807	$14,764	$12,353	$(10,654)	$22,270

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 27, 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$605	$(15)	$846	$(831)	$605
Equity in earnings of subsidiaries	(609)	(222)	—	831	—
Dividends received from subsidiaries	455	—	—	(455)	—
Depreciation and amortization	—	356	426	—	782
Increase in working capital	(173)	(66)	(367)	—	(606)
Other, net	(17)	64	61	—	108
Net cash provided by operating activities	261	117	966	(455)	889
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(210)	(387)	—	(597)
Other, net	—	—	(18)	—	(18)
Net cash used by investing activities	—	(210)	(405)	—	(615)
Cash flows from financing activities:
Debt repaid	—	(800)	(3)	—	(803)
Dividends paid	(246)	—	(455)	455	(246)
Common stock acquired, net of issuance of common stock	(826)	—	—	—	(826)
Intercompany activity, net	(733)	892	(159)	—	—
Other, net	(51)	(1)	90	—	38
Net cash provided (used) by financing activities	(1,856)	91	(527)	455	(1,837)
Net increase (decrease) in cash and cash equivalents	(1,595)	(2)	34	—	(1,563)
Cash and cash equivalents at beginning of period	2,533	38	256	—	2,827
Cash and cash equivalents at end of period	$938	$36	$290	$—	$1,264

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

For purposes of the following discussion, all references to "third quarter of 2013" and "third quarter of 2012" are to the Company's 13-week fiscal periods ended November 2, 2013 and October 27, 2012, respectively, and all references to "2013" and "2012" are to the Company's 39-week fiscal periods ended November 2, 2013 and October 27, 2012, respectively.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores, online and via mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate on the Internet or via mobile devices. As of November 2, 2013, approximately 500 Macy's stores are fulfilling orders from other stores, the Internet and mobile devices, compared to 292 stores as of February 2, 2013.
Macy's MAGIC Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience.
During 2013, the Company opened new Macy's stores in Gurnee, Illinois and Victorville, California, expanded into an additional Macy's location in an existing mall in Las Vegas, Nevada, opened a Macy's replacement store in Bay Shore, New York and opened a new Bloomingdale's Outlet store in Rosemont, Illinois. In addition, a new Bloomingdale's store in Glendale, California opened in early November 2013. A Macy's store was closed in St. Louis, Missouri and the Macy's men's and furniture store in Sacramento, California was consolidated into a nearby full-line store during 2013.
During 2012 and including November 2012, the Company opened new Macy's stores in Milwaukee, Wisconsin and Salt Lake City, Utah and new Bloomingdale's Outlet stores in Dallas, Texas; Garden City, New York; Grand Prairie, Texas; Livermore, California; and Merrimack, New Hampshire.

MACY'S, INC.

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

Results of Operations
Comparison of the Third Quarter of 2013 and the Third Quarter of 2012

	Third Quarter of 2013		Third Quarter of 2012
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$6,276		$6,075
Increase in sales	3.3%		3.8%
Increase in comparable sales	3.5%		3.7%
Cost of sales	(3,817)	(60.8)%	(3,672)	(60.4)%
Gross margin	2,459	39.2%	2,403	39.6%
Selling, general and administrative expenses	(2,099)	(33.5)%	(2,078)	(34.2)%
Operating income	360	5.7%	325	5.4%
Interest expense - net	(96)		(103)
Income before income taxes	264		222
Federal, state and local income tax expense	(87)		(77)
Net income	$177	2.8%	$145	2.4%

Diluted earnings per share	$0.47		$0.36
Net Income
Net income for the third quarter of 2013 increased $32 million or 22.1% compared to the third quarter of 2012, reflecting the benefits of the key strategies at Macy's and lower net interest expense.
Net Sales
Net sales for the third quarter of 2013 increased $201 million or 3.3% compared to the third quarter of 2012. The Company benefited from the successful execution of the My Macy's localization, Omnichannel and MAGIC selling strategies. Geographically, sales in the third quarter of 2013 were strongest in the southern regions and the northeast. Bloomingdale's also had strong sales during the third quarter of 2013. By family of business, sales in the third quarter of 2013 were stronger in women's apparel and center core, including handbags, cosmetics, fine jewelry, intimate apparel and boots. Men's active, tailored clothing and cold weather merchandise also had strong sales in the third quarter of 2013, as did furniture, mattresses, textiles and housewares. Sales in the third quarter of 2013 were less strong in juniors, watches and luggage.

MACY'S, INC.

On a comparable basis, net sales for the third quarter of 2013 were up 3.5% compared to the third quarter of 2012. Together with sales from departments licensed to third parties, third quarter of 2013 sales on a comparable basis were up 4.6%. (See page 24 for a reconciliation of this non-GAAP measure to the most comparable GAAP measure and other important information.) The Company calculates comparable sales as sales from stores in operation throughout 2012 and 2013 and all Internet sales. The Company licenses third parties to operate certain departments in its stores and receives commissions from these third parties based on a percentage of their net sales. Neither the licensed department sales nor the commissions received are included in the calculation of comparable sales. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales figures differ among companies in the retail industry.
Cost of Sales
Cost of sales for the third quarter of 2013 increased $145 million from the third quarter of 2012. The cost of sales rate as a percent to net sales was 40 basis points higher, compared to the third quarter of 2012, reflecting higher markdowns as a percent to net sales, as well as the growth in the omnichannel business and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the third quarter of 2013 increased $21 million or 1.0% from the third quarter of 2012. The SG&A rate as a percent to net sales was 70 basis points lower in the third quarter of 2013, as compared to the third quarter of 2012, reflecting increased net sales. SG&A expenses in the third quarter of 2013 were impacted by continued investments in the Company's omnichannel operations and additional marketing expense, partially offset by lower depreciation and amortization expense and higher income from credit operations. Income from credit operations was $170 million in the third quarter of 2013, compared to $162 million in the third quarter of 2012, reflecting continued improvement in collection rates. The Company expects to continue to experience higher income from credit operations in the near term; however, the increase for the fourth quarter of 2013 compared to the fourth quarter of 2012 is expected to be more comparable to the period-over-period increase experienced for the third quarter of 2013, as opposed to the greater period-over-period increases experienced for the first and second quarters of 2013.
Net Interest Expense
Net interest expense for the third quarter of 2013 decreased $7 million from the third quarter of 2012. Net interest expense for the third quarter of 2013 benefited from lower rates on outstanding borrowings as compared to the third quarter of 2012.
 Effective Tax Rate
The Company's effective tax rate of 33.0% for the third quarter of 2013 and 34.5% for the third quarter of 2012 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations, and also from the benefit of tax credits.

MACY'S, INC.

Comparison of the 39 Weeks Ended November 2, 2013 and October 27, 2012

	2013		2012
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$18,729		$18,336
Increase in sales	2.1%		3.7%
Increase in comparable sales	2.2%		3.7%
Cost of sales	(11,261)	(60.1)%	(10,984)	(59.9)%
Gross margin	7,468	39.9%	7,352	40.1%
Selling, general and administrative expenses	(6,139)	(32.8)%	(6,082)	(33.2)%
Operating income	1,329	7.1%	1,270	6.9%
Interest expense - net	(289)		(320)
Income before income taxes	1,040		950
Federal, state and local income tax expense	(365)		(345)
Net income	$675	3.6%	$605	3.3%

Diluted earnings per share	$1.74		$1.45
Net Income
Net income for 2013 increased $70 million or 11.6% compared to net income for 2012, reflecting the benefits of the key strategies at Macy's and lower net interest expense.
Net Sales
Net sales for 2013 increased $393 million or 2.1% compared to 2012. The Company benefited from the successful execution of the My Macy's localization, Omnichannel and MAGIC selling strategies. Geographically, sales in 2013 were strongest in the southern regions. By family of business, sales in 2013 were strongest in handbags, active apparel, men's, home textiles, furniture and mattresses. Sales in 2013 were less strong in juniors.
On a comparable basis, net sales for 2013 were up 2.2% compared to 2012. Together with sales from departments licensed to third parties, 2013 sales on a comparable basis were up 3.1%. (See page 24 for a reconciliation of this non-GAAP measure to the most comparable GAAP measure and other important information.) The Company calculates comparable sales as sales from stores in operation throughout 2012 and 2013 and all Internet sales. The Company licenses third parties to operate certain departments in its stores and receives commissions from these third parties based on a percentage of their net sales. Neither the licensed department sales nor the commissions received are included in the calculation of comparable sales. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales figures differ among companies in the retail industry.
Cost of Sales
Cost of sales for 2013 increased $277 million from 2012. The cost of sales rate as a percent to net sales was 20 basis points higher, compared to 2012, reflecting the growth in the omnichannel business and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.

MACY'S, INC.

Selling, General and Administrative Expenses
SG&A expenses for 2013 increased $57 million or 0.9% from 2012. The SG&A rate as a percent to net sales was 40 basis points lower in 2013, as compared to 2012, reflecting increased net sales. SG&A expenses in 2013 were impacted by higher selling costs as a result of higher sales and continued investments in the Company's omnichannel operations, partially offset by higher income from credit operations. Income from credit operations was $513 million in 2013, compared to $451 million in 2012, reflecting continued improvement in collection rates. The Company expects to continue to experience higher income from credit operations in the near term; however, the increase for the fourth quarter of 2013 compared to the fourth quarter of 2012 is expected to be more comparable to the period-over-period increase experienced for the third quarter of 2013, as opposed to the greater period-over-period increases experienced for the first and second quarters of 2013.
Net Interest Expense
Net interest expense for 2013 decreased $31 million from 2012. Net interest expense for 2013 benefited from lower levels of borrowings and lower rates on outstanding borrowings as compared to 2012.
 Effective Tax Rate
The Company's effective tax rate of 35.1% for 2013 and 36.3% for 2012 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations, and also from the benefit of tax credits.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information. See the table below for supplemental financial data and a corresponding reconciliation to the most directly comparable GAAP financial measure. The Company's non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial results prepared in accordance with GAAP. Certain of the items that may be excluded or included in these non-GAAP financial measures may be significant items that could impact the Company's financial position, results of operations and cash flows and should therefore be considered in assessing the Company's actual financial condition and performance. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.
The Company believes that providing comparable sales growth including the impact of growth in comparable sales of departments licensed to third parties supplementally to its results of operations calculated in accordance with generally accepted accounting principles provides useful information to investors. In particular, the Company believes that this supplemental information assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated (e.g. the conversion in 2013 of most of the Company's previously owned athletic footwear business to licensed Finish Line shops).

	Third Quarter of 2013	2013

Increase in comparable sales (Note 1)	3.5%	2.2%
Impact of growth in comparable sales of departments licensed to third parties (Note 2)	1.1	0.9
Comparable sales growth including impact of growth in comparable sales of departments licensed to third parties	4.6%	3.1%
Notes:

(1)	Represents the period-to-period change in net sales from stores in operation throughout 2013 and 2012 and all net Internet sales, excluding commissions from departments licensed to third parties.

(2)
Represents the impact on comparable sales of including the sales of departments licensed to third parties occurring in stores in operation throughout 2013 and 2012 and via the Internet in the calculation. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales in its comparable sales in accordance with GAAP.

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2013 was $819 million, compared to $889 million provided in 2012, reflecting a higher increase in merchandise inventories, partially offset by a higher increase in merchandise accounts payable and higher net income in 2013. The increase in inventory, net of payables, was caused by a calendar shift resulting from the 53rd week in fiscal 2012. The Company aims to have inventory in the stores on the same calendar date regardless of when it falls in the fiscal calendar to coincide with when customers shop.
Investing Activities
Net cash used by investing activities was $541 million for 2013, compared to net cash used by investing activities of $615 million for 2012. Investing activities for 2013 include purchases of property and equipment totaling $381 million and capitalized software of $180 million, compared to purchases of property and equipment totaling $464 million and capitalized software of $169 million for 2012. Purchases of property and equipment during 2012 included the purchase of two parcels of the Macy's flagship Union Square location in San Francisco.
Financing Activities
Net cash used by the Company for financing activities was $943 million for 2013, including $1,228 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $267 million of cash dividends and the repayment of $121 million of debt, partially offset by the issuance of $400 million of debt, $210 million from the issuance of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $73 million. The debt repaid during 2013 included $109 million of 7.625% senior debentures due August 15, 2013 paid at maturity.
On September 6, 2013, the Company issued $400 million aggregate principal amount of 4.375% senior notes due 2023. The proceeds will be used for general corporate purposes, which may include working capital, capital expenditures, retirement of indebtedness and repurchasing outstanding common stock.
During 2013, the Company repurchased approximately 27.6 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $1,254 million. As of November 2, 2013, the Company had $1,748 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
Net cash used by the Company for financing activities was $1,837 million for 2012, and included the repayment of $803 million of debt, $1,018 million for the acquisition of the Company's common stock under its share repurchase program and to cover employee tax liabilities related to stock plan activity and the payment of $246 million of cash dividends, partially offset by the issuance of $192 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $38 million. The debt repaid during 2012 included $616 million of 5.35% senior notes due March 15, 2012 paid at maturity and the early redemption on March 29, 2012 of $173 million of 8.0% senior debentures due July 15, 2012.
The Company entered into a new credit agreement with certain financial institutions on May 10, 2013 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 10, 2018 and replaces the prior agreement which was set to expire June 20, 2015. As of November 2, 2013 and throughout all of 2013, the Company had no borrowings outstanding under its then existing credit agreements, and as of the date of this report, the Company does not expect to borrow under its new credit agreement during fiscal 2013.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the third quarter of 2013 was 9.13 and its leverage ratio at November 2, 2013 was 1.87, in each case as calculated in accordance with the credit agreement.
On October 25, 2013, the Company's board of directors declared a quarterly dividend of 25 cents per share on its common stock, payable January 2, 2014 to Macy's shareholders of record at the close of business on December 13, 2013.

MACY'S, INC.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of November 2, 2013, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2013.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
August 4, 2013 – August 31, 2013	1,770	44.75	1,770	2,116
September 1, 2013 – October 5, 2013	4,210	44.32	4,210	1,930
October 6, 2013 – November 2, 2013	4,117	44.12	4,117	1,748
	10,097	44.32	10,097
 ___________________

(1)
During the period from January 2000 through November 2, 2013, the Company's board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $13,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of November 2, 2013, $1,748 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

4.1
Fifth Supplemental Trust Indenture, dated as of September 6, 2013, among Macy's Retail Holdings, Inc., as issuer, Macy's, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Macy's, Inc. Current Report on Form 8-K (File No. 001-13536) filed on September 6, 2013)

10.1+
Letter Agreement, dated October 30, 2013, by and among Macy's, Inc., FDS Bank, Macy's Credit and Customer Services, Inc., Macy's West Stores, Inc., Bloomingdales, Inc., and Department Stores National Bank, a national banking association (as assignee of Citibank, N.A.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, filed on December 9, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: December 9, 2013