Form 10-K
period 2014-02-01
Macy's, Inc.
filed 2014-04-02
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 1, 2014	Commission File Number: 1-13536
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (August 3, 2013) was approximately $18,692,500,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2014
Common Stock, $0.01 par value per share	367,048,648 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2014 (Proxy Statement)	Part III

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2013,” “2012,” “2011,” “2010” and “2009” are references to the Company’s fiscal years ended February 1, 2014, February 2, 2013, January 28, 2012, January 29, 2011 and January 30, 2010, respectively. Fiscal years 2013, 2011, 2010 and 2009 included 52 weeks; fiscal year 2012 included 53 weeks.
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

•	changes in relationships with vendors and other product and service providers;

•	currency, interest and exchange rates and other capital market, economic and geo-political conditions;

•	severe or unseasonable weather, possible outbreaks of epidemic or pandemic diseases and natural disasters;

•	unstable political conditions, civil unrest, terrorist activities and armed conflicts;

•	the possible inability of the Company’s manufacturers or transporters to deliver products in a timely manner or meet the Company’s quality standards;

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
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. As of February 1, 2014, the operations of the Company included approximately 840 stores in 45 states, the District of Columbia, Guam and Puerto Rico under the names “Macy’s” and “Bloomingdale’s” as well as macys.com and bloomingdales.com. The Company operates thirteen Bloomingdale’s Outlet stores. Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
For 2013, 2012 and 2011, the following merchandise constituted the following percentages of sales:

	2013	2012	2011
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	38%	38%	37%
Feminine Apparel	23	23	25
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	15
	100%	100%	100%

In 2013, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

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

The principal private label brands currently offered by the Company include Alfani, American Rag, Aqua, Bar III, Charter Club, Club Room, Epic Threads, first impressions, Giani Bernini, greendog, Greg Norman for Tasso Elba, Home Design, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni by jennifer moore, JM Collection, John Ashford, Karen Scott, Maison Jules, Martha Stewart Collection, Material Girl, Morgan Taylor, so jenni by jennifer moore, Studio Silver, Style & Co., Style & Co. Sport, Sutton Studio, Tasso Elba, the cellar, Tools of the Trade, and Via Europa.
The trademarks associated with all of the foregoing brands, other than American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, and Material Girl are owned by the Company. The American Rag, Greg Norman, Martha Stewart Collection, and Material Girl brands are owned by third parties, which license the trademarks associated with such brands to Macy’s pursuant to agreements which have renewal rights that extend through 2050, 2020, 2027, and 2030, respectively.

•
Macy’s Logistics and Operations (“Macy’s Logistics”), a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services for the Company’s operations.

The Company’s executive offices are located at 7 West 7th Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.
Employees
As of February 1, 2014, the Company had approximately 172,500 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of February 1, 2014 were represented by unions. Management considers its relations with its employees to be satisfactory.
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
Purchasing
The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2013. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.
Competition
The retailing industry is intensely competitive. The Company’s operations compete with many retailing formats, including department stores, specialty stores, general merchandise stores, off-price and discount stores, manufacturers’ outlets, online retailers, mail order catalogs and television shopping, among others. The retailers with which the Company competes include Amazon, Bed Bath & Beyond, Belk, Bon Ton, Burlington Coat Factory, Dillard’s, Gap, J.C. Penney, Kohl’s, L Brands, Lord & Taylor, Neiman Marcus, Nordstrom, Ross Stores, Saks, Sears, Target, TJ Maxx and Wal-Mart. The Company seeks to attract customers by offering superior selections, obvious value, and distinctive marketing in stores that are located in premier locations, and by providing an exciting shopping environment and superior service through an omnichannel experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.
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

Executive Officers of the Registrant
The following table sets forth certain information as of March 21, 2014 regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	61	Chairman of the Board; President and Chief Executive Officer; Director
Timothy M. Adams	60	Chief Private Brand Officer
William S. Allen	56	Chief Human Resources Officer
Jeffrey Gennette	52	Chief Merchandising Officer
Julie Greiner	60	Chief Merchandise Planning Officer
Robert B. Harrison	50	Chief Omnichannel Officer
Karen M. Hoguet	57	Chief Financial Officer
Jeffrey Kantor	55	Chairman of macys.com
Martine Reardon	51	Chief Marketing Officer
Peter Sachse	56	Chief Stores Officer
Joel A. Belsky	60	Executive Vice President and Controller
Dennis J. Broderick	65	Executive Vice President, General Counsel and Secretary

Terry J. Lundgren has been Chairman of the Board since January 2004 and President and Chief Executive Officer of the Company since February 2003. On March 31, 2014, the Company announced that Jeffrey Gennette had been elected by the Board of Directors as the Company's President, effective immediately, whereupon Mr. Lundgren ceased to serve as the Company's President. Mr. Lundgren continues to hold the titles of Chairman and Chief Executive Officer.
Timothy M. Adams has been the Chief Private Brand Officer of the Company since February 2009.
William S. Allen has been Chief Human Resources Officer of the Company since January 2013; prior thereto he was the Senior Vice President - Group Human Resources of AP Moller-Maersk A/S from January 2008 to December 2012.
Jeffrey Gennette has been Chief Merchandising Officer of the Company since February 2009. On March 31, 2014, the Company announced that Jeffrey Gennette had been elected by the Board of Directors as the Company's President, effective immediately.
Julie Greiner has been Chief Merchandise Planning Officer of the Company since February 2009.
Robert B. Harrison has been Chief Omnichannel Officer since January 2013; prior thereto he served as Executive Vice President - Omnichannel Strategy from July 2012 to January 2013; as Executive Vice President - Finance from 2011 to July 2012, as President - Stores from 2009 to 2011.
Karen M. Hoguet has been Chief Financial Officer of the Company since October 1997.
Jeffrey Kantor has been Chairman of macys.com since February 2012; prior thereto he served as President for Merchandising of macys.com from August 2010 to February 2012, as President - Merchandising for Home from May 2009 to August 2010 and as President for furniture for Macy's Home Store from February 2006 to May 2009.
Martine Reardon has been Chief Marketing Officer since February 2012; prior thereto she served as Executive Vice President for Marketing from February 2009 to February 2012.
Peter Sachse has been Chief Stores Officer since February 2012; prior thereto he served as Chief Marketing Officer of the Company from February 2009 to February 2012, and as Chairman of macys.com from April 2006 to February 2012.
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
Extreme weather conditions in the areas in which the Company’s stores are located could negatively affect the Company’s business and results of operations. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for the Company’s customers to travel to its stores and thereby reduce the Company’s sales and profitability. The Company’s business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could reduce demand for a portion of the Company’s inventory and thereby reduce the Company's sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in the Company's supply chain and cause staffing shortages in the Company's stores.
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
The Company’s advertising and promotional costs, net of cooperative advertising allowances, amounted to $1,166 million for 2013. The Company’s business depends on effective marketing and high customer traffic. The Company has many initiatives in this area, and often changes its advertising and marketing programs. There can be no assurance as to the Company’s continued ability to effectively execute its advertising and marketing programs, and any failure to do so could negatively affect the Company’s business and results of operations.

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
The Company is subject to various federal, state and local laws, rules, regulations, inquiries and initiatives in connection with both its core business operations and its credit card and other ancillary operations (including the Credit Card Act of 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”)). Recent and future developments relating to such matters could increase the Company's compliance costs and adversely affect the profitability of its credit card and other operations. The Company is also subject to anti-bribery, customs, child labor, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. Although the Company undertakes to monitor changes in these laws, if these laws change without the Company's knowledge, or are violated by importers, designers, manufacturers, distributors or agents, the Company could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could negatively affect the Company's business and results of operations. In addition, the Company is regularly involved in various litigation matters that arise in the ordinary course of its business. Adverse outcomes in current or future litigation could negatively affect the Company’s financial condition, results of operations and cash flows.

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
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 1, 2014, the operations of the Company included 840 stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 150,100,000 square feet. Of such stores, 460 were owned, 269 were leased and 111 stores were operated under arrangements where the Company owned the building and leased the land. Substantially all owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
Additional information about the Company’s stores as of February 1, 2014 is as follows:

Geographic Region	Total Stores	Owned Stores	Leased Stores	Stores Subject to a Ground Lease
Mid-Atlantic	128	68	40	20
Northeast	119	62	48	9
North Central	119	82	26	11
Northwest	126	39	69	18
Southeast	119	78	20	21
South Central	101	77	16	8
Southwest	128	54	50	24
	840	460	269	111

The seven geographic regions detailed in the foregoing table are based on the Company’s Macy’s-branded operational structure. The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States.

Store count activity was as follows:

	2013	2012	2011
Store count at beginning of fiscal year	841	842	850
Stores opened and other expansions	6	7	4
Stores closed	(7)	(8)	(12)
Store count at end of fiscal year	840	841	842

Additional information about the Company’s logistics network as of February 1, 2014 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Cheshire, CT	Direct to customer	Owned	565
Chicago, IL	Stores	Owned	861
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	600
Hayward, CA	Stores	Owned	386
Houston, TX	Stores	Owned	1,124
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Owned	260
Los Angeles, CA	Stores	Owned	1,178
Martinsburg, WV	Direct to customer	Owned	1,300
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	950
Raritan, NJ	Stores	Owned	560
Sacramento, CA	Direct to customer	Leased	96
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	668
St. Louis, MO	Stores	Owned	661
Stone Mountain, GA	Stores	Owned	1,000
Tampa, FL	Stores	Owned	670
Tukwila, WA	Stores	Leased	500
Youngstown, OH	Stores	Owned	851

Item 3.	Legal Proceedings.
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
The Common Stock is listed on the NYSE under the trading symbol “M.” As of February 1, 2014, the Company had approximately 19,000 stockholders of record. The following table sets forth for each fiscal quarter during 2013 and 2012 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared with respect to each fiscal quarter on each share of Common Stock.

	2013			2012
	Low	High	Dividend	Low	High	Dividend
1st Quarter	38.52	46.45	0.2000	33.18	41.50	0.2000
2nd Quarter	45.72	50.77	0.2500	32.31	42.17	0.2000
3rd Quarter	42.18	49.72	0.2500	34.89	41.24	0.2000
4th Quarter	45.59	56.65	0.2500	36.30	41.98	0.2000

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2013.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
November 3, 2013 – November 30, 2013	1,252	51.19	1,252	1,684
December 1, 2013 – January 4, 2014	3,272	52.37	3,272	1,513
January 5, 2014 – February 1, 2014	1,476	54.57	1,476	1,432
	6,000	52.67	6,000
 ___________________

(1)
Commencing in January 2000, the Company’s Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $13,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. As of February 1, 2014, $1,432 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Retail Department Store Index for the period from January 31, 2009 through February 1, 2014, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the S&P Retail Department Store Index are Macy’s, J.C. Penney, Kohl’s and Nordstrom.

Item 6.	Selected Financial Data.
The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2013	2012*	2011	2010	2009
	(millions, except per share)
Consolidated Statement of Income Data:
Net sales	$27,931	$27,686	$26,405	$25,003	$23,489
Cost of sales	(16,725)	(16,538)	(15,738)	(14,824)	(13,973)
Gross margin	11,206	11,148	10,667	10,179	9,516
Selling, general and administrative expenses	(8,440)	(8,482)	(8,281)	(8,260)	(8,062)
Impairments, store closing and other costs, gain on sale of leases and division consolidation costs	(88)	(5)	25	(25)	(391)
Operating income	2,678	2,661	2,411	1,894	1,063
Interest expense	(390)	(425)	(447)	(513)	(562)
Premium on early retirement of debt	—	(137)	—	(66)	—
Interest income	2	3	4	5	6
Income before income taxes	2,290	2,102	1,968	1,320	507
Federal, state and local income tax expense	(804)	(767)	(712)	(473)	(178)
Net income	$1,486	$1,335	$1,256	$847	$329

Basic earnings per share	$3.93	$3.29	$2.96	$2.00	$0.78
Diluted earnings per share	$3.86	$3.24	$2.92	$1.98	$0.78
Average number of shares outstanding	378.3	405.5	424.5	423.3	421.7
Cash dividends paid per share	$.9500	$.8000	$.3500	$.2000	$.2000
Depreciation and amortization	$1,020	$1,049	$1,085	$1,150	$1,210
Capital expenditures	$863	$942	$764	$505	$460
Balance Sheet Data (at year end):
Cash and cash equivalents	$2,273	$1,836	$2,827	$1,464	$1,686
Total assets	21,634	20,991	22,095	20,631	21,300
Short-term debt	463	124	1,103	454	242
Long-term debt	6,728	6,806	6,655	6,971	8,456
Shareholders’ equity	6,249	6,051	5,933	5,530	4,653
 ___________________

*	53 weeks

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
The Company is an omnichannel retail organization operating stores and websites under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of February 1, 2014, the Company's operations were conducted through Macy's, macys.com, Bloomingdale's, bloomingdales.com and Bloomingdale's Outlet which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via computers or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate online, via computers or mobile devices. As of February 1, 2014, 500 Macy's stores were fulfilling orders from other stores and/or online, as compared to 292 Macy's stores as of February 2, 2013. During fiscal 2014, nearly all Macy's stores are expected to be fulfilling orders from other stores and/or online. Also in 2014, nearly all stores are expected to be fulfilling orders for pick-up related to online purchases.
Macy's Magic Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience and all other customer interactions.
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
During 2012, the Company opened two new Macy's stores in Salt Lake City, UT; and Greendale, WI; and five new Bloomingdale's Outlet stores in Livermore, CA; Merrimack, NH; Garden City, NY; Grand Prairie, TX; and Dallas, TX. Also during 2012 the Company opened its new 1.3 million square foot fulfillment center in Martinsburg, WV. During 2013, the Company opened three new Macy's stores in Victorville, CA; Gurnee, IL; and Las Vegas, NV; a Macy's replacement store in Bay Shore, NY; a new Bloomingdale's store in Glendale, CA; and a new Bloomingdale's Outlet store in Rosemont, IL. The Company has announced that in 2014 it intends to open three new Macy's stores and one Bloomingdale's replacement store. Additionally, the Company has announced that in 2015 it intends to open one new Macy's store and one new Bloomingdale's store, and in 2016 it intends to open one new Macy's store and one new Bloomingdale's store.

The Company's operations are impacted by competitive pressures from department stores, specialty stores, mass merchandisers, online retailers and all other retail channels. The Company's operations are also impacted by general consumer spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of weather or natural disasters and other factors over which the Company has little or no control.
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
2013 Highlights
The Company had its fifth consecutive year of improved financial performance in 2013 despite the continued challenging macroeconomic environment. These improvements have been driven by successful implementation of the Company's key strategies.
Selected highlights of 2013 include:

•
Comparable sales increased 1.9%, which represents the fourth consecutive year of comparable sales growth. Comparable sales growth including the impact of growth in comparable sales of departments licensed to third parties increased 2.8%. See pages 16 to 19 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.

•
Operating income for fiscal 2013 was $2.766 billion or 9.9% of sales, excluding impairments, store closing and other costs, an increase of 3.8% and 30 basis points as a percent of sales over 2012 on a comparable basis. See pages 16 to 19 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.

•
Diluted earnings per share, excluding certain items, grew 15.6% to $4.00 in 2013. See pages 16 to 19 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.

•
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, impairments, store closing and other costs) as a percent to net sales reached 13.6% in 2013, reflecting steady improvement toward the Company's goal of a 14% Adjusted EBITDA rate. See pages 16 to 19 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.

•
Return on invested capital ("ROIC"), a key measure of operating productivity, reached 21.5%, continuing an improvement trend over the past five years. See pages 16 to 19 for a reconciliation of this non-GAAP financial measure to the most comparable GAAP financial measure and other important information.

•	The Company repurchased 33.6 million shares of its common stock for $1,570 million in 2013, and increased its annualized dividend rate to $1.00 per share.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with generally accepted accounting principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing comparable sales growth including the impact of growth in comparable sales of departments licensed to third parties supplementally to its results of operations calculated in accordance with GAAP assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated (e.g., the conversion in 2013 of most of the Company's previously owned athletic footwear business to licensed Finish Line shops). Management believes that excluding certain items that may vary substantially in frequency and magnitude from diluted earnings per share and from operating income and EBITDA as percentages to sales are useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. In addition, management believes that ROIC is a useful supplemental measure in evaluating how efficiently the Company employs its capital. The Company uses some of these non-GAAP financial measures as performance measures for components of executive compensation.
Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial results prepared in accordance with GAAP. Certain of the items that may be excluded or included in non-GAAP financial measures may be significant items that could impact the Company's financial position, results of operations and cash flows and should therefore be considered in assessing the Company's actual financial condition and performance. Additionally, the amounts received by the Company on account of sales licensed to third parties are limited to commissions received on such sales. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.
Comparable Sales Growth Including the Impact of Growth in Comparable Sales of Departments Licensed to Third Parties
The following is a tabular reconciliation of the non-GAAP financial measure comparable sales growth including the impact of growth in comparable sales of departments licensed to third parties, to GAAP comparable sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2013	2012	2011	2010
Increase in comparable sales (note 1)	1.9%	3.7%	5.3%	4.6%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.9%	0.3%	0.4%	(0.2)%
Comparable sales growth including the impact of growth in comparable sales of departments licensed to third parties	2.8%	4.0%	5.7%	4.4%
Notes:

(1)
Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year and all net Internet sales, adjusting for the 53rd week in 2012, excluding commissions from departments licensed to third parties. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.

(2)
Represents the impact on comparable sales of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and via the Internet in the calculation. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales in its comparable sales in accordance with GAAP.

Operating Income, Excluding Certain Items, as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure operating income, excluding certain items, as a percent to net sales to GAAP operating income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2013	2012	2011	2010	2009
	(millions, except percentages)
Net sales	$27,931	$27,686	$26,405	$25,003	$23,489

Operating income	$2,678	$2,661	$2,411	$1,894	$1,063

Operating income as a percent to net sales	9.6%	9.6%	9.1%	7.6%	4.5%

Operating income	$2,678	$2,661	$2,411	$1,894	$1,063
Add back (deduct) impairments, store closing and other costs, gain on sale of leases and division consolidation costs	88	5	(25)	25	391
Operating income, excluding certain items	$2,766	$2,666	$2,386	$1,919	$1,454
Operating income, excluding certain items, as a percent to net sales	9.9%	9.6%	9.0%	7.7%	6.2%
Diluted Earnings Per Share, Excluding Certain Items
The following is a tabular reconciliation of the non-GAAP financial measure diluted earnings per share, excluding certain items, to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measure.

	2013	2012	2011	2010	2009
Diluted earnings per share	$3.86	$3.24	$2.92	$1.98	$0.78
Add back the impact of impairments, store closing and other costs	0.14	0.01	0.04	0.04	0.18
Add back the impact of premium on early retirement of debt	—	0.21	—	0.09	—
Deduct the impact of gain on sale of leases	—	—	(0.08)	—	—
Add back the impact of division consolidation costs	—	—	—	—	0.40
Diluted earnings per share, excluding the impact of impairments, store closing and other costs, premium on early retirement of debt, gain on sale of leases and division consolidation costs	$4.00	$3.46	$2.88	$2.11	$1.36

Adjusted EBITDA as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude premium on early retirement of debt, impairments, store closing and other costs, gain on sales of leases and division consolidation costs ("Adjusted EBITDA"), as a percent to net sales to GAAP net income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2013	2012	2011	2010	2009
	(millions, except percentages)
Net sales	$27,931	$27,686	$26,405	$25,003	$23,489

Net income	$1,486	$1,335	$1,256	$847	$329

Net income as a percent to net sales	5.3%	4.8%	4.8%	3.4%	1.4%

Net income	$1,486	$1,335	$1,256	$847	$329
Add back interest expense - net	388	422	443	508	556
Add back premium on early retirement of debt	—	137	—	66	—
Add back federal, state and local income tax expense	804	767	712	473	178
Add back (deduct) impairments, store closing and other costs, gain on sale of leases and division consolidation costs	88	5	(25)	25	391
Add back depreciation and amortization	1,020	1,049	1,085	1,150	1,210
Adjusted EBITDA	$3,786	$3,715	$3,471	$3,069	$2,664
Adjusted EBITDA as a percent to net sales	13.6%	13.4%	13.1%	12.3%	11.3%

ROIC
The Company defines ROIC as adjusted operating income as a percent to average invested capital. Average invested capital is comprised of an annual two-point (i.e., end of the previous year and the immediately preceding year) average of gross property and equipment, a capitalized value of non-capitalized leases equal to periodic annual reported net rent expense multiplied by a factor of eight and a four-point (i.e., end of each quarter within the period presented) average of other selected assets and liabilities. The calculation of the capitalized value of non-capitalized leases is consistent with industry and credit rating agency practice and the specified assets are subject to a four-point average to compensate for seasonal fluctuations.
The following is a tabular reconciliation of the non-GAAP financial measure of ROIC to operating income as a percent to property and equipment - net, which the Company believes to be the most directly comparable GAAP financial measure.

	2013	2012	2011	2010	2009
	(millions, except percentages)
Operating income	$2,678	$2,661	$2,411	$1,894	$1,063

Property and equipment - net	$8,063	$8,308	$8,617	$9,160	$9,975

Operating income as a percent to property and equipment - net	33.2%	32.0%	28.0%	20.7%	10.7%

Operating income	$2,678	$2,661	$2,411	$1,894	$1,063
Add back (deduct) impairments, store closing and other costs, gain on sale of leases and division consolidation costs	88	5	(25)	25	391
Add back depreciation and amortization	1,020	1,049	1,085	1,150	1,210
Add back rent expense, net
Real estate	268	258	243	235	229
Personal property	11	11	10	10	12
Deferred rent amortization	8	7	8	7	7
Adjusted operating income	$4,073	$3,991	$3,732	$3,321	$2,912

Property and equipment - net	$8,063	$8,308	$8,617	$9,160	$9,975
Add back accumulated depreciation and amortization	6,007	5,967	6,018	5,916	5,620
Add capitalized value of non-capitalized leases	2,296	2,208	2,088	2,016	1,984
Add (deduct) other selected assets and liabilities:
Receivables	339	322	294	317	305
Merchandise inventories	6,065	5,754	5,596	5,211	5,170
Prepaid expenses and other current assets	398	390	409	283	231
Other assets	662	579	528	526	497
Merchandise accounts payable	(2,520)	(2,362)	(2,314)	(2,085)	(1,978)
Accounts payable and accrued liabilities	(2,328)	(2,333)	(2,309)	(2,274)	(2,320)
Total average invested capital	$18,982	$18,833	$18,927	$19,070	$19,484

ROIC	21.5%	21.2%	19.7%	17.4%	14.9%

Results of Operations

	2013		2012 *		2011
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$27,931		$27,686		$26,405
Increase in sales	0.9%		4.9%
Increase in comparable sales	1.9%		3.7%
Cost of sales	(16,725)	(59.9)%	(16,538)	(59.7)%	(15,738)	(59.6)%
Gross margin	11,206	40.1%	11,148	40.3%	10,667	40.4%
Selling, general and administrative expenses	(8,440)	(30.2)%	(8,482)	(30.7)%	(8,281)	(31.4)%
Impairments, store closing and other costs and gain on sale of leases	(88)	(0.3)%	(5)	—%	25	0.1%
Operating income	2,678	9.6%	2,661	9.6%	2,411	9.1%
Interest expense - net	(388)		(422)		(443)
Premium on early retirement of debt	—		(137)		—
Income before income taxes	2,290		2,102		1,968
Federal, state and local income tax expense	(804)		(767)		(712)
Net income	$1,486	5.3%	$1,335	4.8%	$1,256	4.8%

Diluted earnings per share	$3.86		$3.24		$2.92

Supplemental Non-GAAP Financial Measures
Comparable sales growth including the impact of growth in comparable sales of departments licensed to third parties	2.8%		4.0%		5.7%
Operating income, excluding certain items	$2,766	9.9%	$2,666	9.6%	$2,386	9.0%
Diluted earnings per share, excluding certain items	$4.00		$3.46		$2.88
Adjusted EBITDA as a percent to net sales	13.6%		13.4%		13.1%
ROIC	21.5%		21.2%		19.7%

See pages 16 to 19 for a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Store information (at year-end):
Stores operated	840		841		842
Square footage (in millions)	150.1		150.6		151.9
___________________ * 53 weeks

Comparison of 2013 and 2012
Net Income
Net income for 2013 increased compared to 2012, reflecting the benefits of the key strategies at Macy's, the continued strong performance at Bloomingdale's and good expense management, including higher income from credit operations, lower depreciation and amortization expense, and gains on the sale of certain office buildings and surplus properties, partially offset by greater investments in the Company's omnichannel operations.
Net Sales
Net sales for 2013, which had one fewer week than 2012, increased $245 million or 0.9% compared to 2012. On a comparable basis, net sales for 2013 were up 1.9% compared to 2012. Together with sales of departments licensed to third parties, 2013 sales on a comparable basis were up 2.8%. (See page 16 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). The Company continues to benefit from the successful execution of the My Macy's localization, Omnichannel and Magic Selling strategies. Geographically, sales in 2013 were strongest in the southern regions. By family of business, sales in 2013 were strongest in active apparel, handbags, textiles, luggage, furniture and mattresses. Sales in 2013 were less strong in juniors. Sales of the Company's private label brands continued to be strong and represented approximately 20% of net sales in the Macy's-branded stores in 2013.
Cost of Sales
Cost of sales for 2013 increased $187 million from 2012. The cost of sales rate as a percent to net sales of 59.9% was 20 basis points higher in 2013, as compared to 59.7% in 2012, primarily due to continued growth of the omnichannel businesses and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for 2013 decreased $42 million from 2012. The SG&A rate as a percent to net sales of 30.2% was 50 basis points lower in 2013, as compared to 2012, reflecting the decrease in SG&A expenses and increased net sales. SG&A expenses in 2013 benefited from higher income from credit operations, lower depreciation and amortization expense, and gains on the sale of certain office buildings and surplus properties, partially offset by greater investments in the Company's omnichannel operations. Income from credit operations was $731 million in 2013 as compared to $663 million in 2012. Depreciation and amortization expense was $1,020 million for 2013, compared to $1,049 million for 2012. 2013 included gains on the sales of office buildings and surplus properties of $79 million. Advertising expense, net of cooperative advertising allowances, was $1,166 million for 2013 compared to $1,123 million for 2012. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.2% for 2013 compared to 4.1% for 2012.
Impairments, Store Closing and Other Costs and Gain on Sale of Leases
Impairments, store closing and other costs and gain on sale of leases for 2013 includes costs and expenses primarily associated with cost-reduction initiatives and store closings announced in January 2014. During 2013, these costs and expenses included $43 million of severance and other human resource-related costs, asset impairment charges of $39 million and $6 million of other related costs and expenses. Impairments, store closing and other costs and gain on sale of leases for 2012 included $4 million of asset impairment charges primarily related to the store closings announced in January 2013.
Net Interest Expense
Net interest expense for 2013 decreased $34 million from 2012. Net interest expense for 2013 benefited from lower rates on outstanding borrowings as compared to 2012.

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

Effective Tax Rate
The Company's effective tax rate of 35.1% for 2013 and 36.5% for 2012 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations. Additionally, income tax expense for 2013 benefited from historic rehabilitation tax credits and a reduction in the valuation allowance related primarily to state net operating loss carryforwards.
Comparison of 2012 and 2011
Net Income
Net income for 2012 increased compared to 2011, reflecting the benefits of the key strategies at Macy's, the continued strong performance at Bloomingdale's, higher income from credit operations, and the 53rd week in 2012.
Net Sales
Net sales for 2012, which had one additional week compared to 2011, increased $1,281 million or 4.9% compared to 2011. On a comparable basis, net sales for 2012 were up 3.7% compared to 2011. Together with sales of departments licensed to third parties, 2012 sales on a comparable basis were up 4.0%. (See page 16 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). The Company continued to benefit from the successful execution of the My Macy's localization, Omnichannel and Magic Selling strategies. Geographically, sales in 2012 were strongest in the southern regions as well as some markets in other parts of the country such as Western New York, Oregon and Colorado. By family of business, sales in 2012 were strongest in watches, handbags, cosmetics, textiles, furniture and mattresses. Sales in 2012 were less strong in juniors. Sales of the Company's private label brands continued to be strong with particular growth coming from millennial, classic apparel and home textile brands. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded stores in 2012.
Cost of Sales
Cost of sales for 2012 increased $800 million from 2011. The cost of sales rate as a percent to net sales of 59.7% was 10 basis points higher in 2012, as compared to 59.6% in 2011, primarily due to the growth of the omnichannel businesses and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
SG&A Expenses
SG&A expenses for 2012 increased $201 million from 2011. The SG&A rate as a percent to net sales of 30.7% was 70 basis points lower in 2012, as compared to 2011, reflecting increased net sales. SG&A expenses in 2012 were impacted by higher selling costs as a result of stronger sales, higher retirement expenses (including Pension Plan, SERP and 401(k) expenses), and greater investments in the Company's omnichannel operations, partially offset by higher income from credit operations and lower depreciation and amortization expense. Retirement expenses were $232 million in 2012 as compared to $160 million in 2011, primarily due to the lower discount rate. Advertising expense, net of cooperative advertising allowances, was $1,123 million for 2012 compared to $1,060 million for 2011. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.3% for both 2012 and 2011. Income from credit operations was $663 million in 2012 as compared to $582 million in 2011. Depreciation and amortization expense was $1,049 million for 2012, compared to $1,085 million for 2011.

Impairments, Store Closing and Other Costs and Gain on Sale of Leases
Impairments, store closing and other costs and gain on sale of leases for 2012 included $4 million of asset impairment charges primarily related to the store closings announced in January 2013. Impairments and store closing and other costs and gain on sale of leases for 2011 included a $54 million gain from the sale of store leases related to the 2006 divestiture of Lord & Taylor, partially offset by $22 million of asset impairment charges primarily related to the store closings announced in January 2012 and $7 million of other costs and expenses primarily related to the announced store closings.
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
Guidance
Based on its assessment of current and anticipated market conditions and its recent performance, the Company's 2014 assumptions include:

•	Comparable sales increase in 2014 of approximately 2.5% to 3% from 2013 levels;

•	Diluted earnings per share of $4.40 to $4.50; and

•	Capital expenditures of approximately $1,050 million.
The Company's budgeted capital expenditures are primarily related to store remodels, maintenance, the continued renovation of Macy's Herald Square, technology and omnichannel investments, and distribution network improvements, including a new direct to customer fulfillment center in Tulsa County, OK. The Company has announced that in 2014 it intends to open new Macy's stores in the Bronx, NY; Sarasota, FL; Las Vegas, NV; and a Bloomingdale's replacement store in Palo Alto, CA. Additionally, the Company has announced that in 2015 it intends to open a new Macy's store in Ponce, Puerto Rico and a new Bloomingdale's store in Honolulu, HI, and in 2016 it intends to open a new Macy's store and a new Bloomingdale's store in Miami, FL. Management presently anticipates funding such expenditures with cash on hand and cash from operations.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Operating Activities
Net cash provided by operating activities was $2,549 million in 2013 compared to $2,179 million in 2012, reflecting higher net income and no pension funding contribution in 2013. During 2012, the Company made a pension funding contribution totaling $150 million.

Investing Activities
Net cash used by investing activities for 2013 was $788 million, compared to net cash used by investing activities of $781 million for 2012. Investing activities for 2013 includes purchases of property and equipment totaling $607 million and capitalized software of $256 million, compared to purchases of property and equipment totaling $698 million and capitalized software of $244 million for 2012. Cash flows from investing activities included $132 million and $66 million from the disposition of property and equipment for 2013 and 2012, respectively. At February 1, 2014, the Company had approximately $50 million of cash in a qualified escrow account, included in prepaid expenses and other current assets, to be utilized for potential tax deferred like-kind exchange transactions.
During 2013, the Company opened three new Macy's stores, one Macy's replacement store, one new Bloomingdale's store and one new Bloomingdale's Outlet store. During 2012, the Company opened two new Macy's stores and five new Bloomingdale's Outlet stores. Also during 2012 the Company opened its new 1.3 million square foot fulfillment center in Martinsburg, WV.
Financing Activities
Net cash used by the Company for financing activities was $1,324 million for 2013, including the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $1,570 million, the repayment of $124 million of debt and the payment of $359 million of cash dividends, partially offset by the issuance of $400 million of debt, the issuance of $315 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $24 million. $400 million of 4.375% senior notes due 2023 were issued in 2013 and the debt repaid during 2013 included $109 million of 7.625% senior debentures due August 15, 2013 paid at maturity.
Net cash used by the Company for financing activities was $2,389 million for 2012 and included the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $1,350 million, the repayment of $1,803 million of debt, the payment of $324 million of cash dividends and a decrease in outstanding checks of $88 million, partially offset by the issuance of $1,000 million of debt and the issuance of $234 million of common stock, primarily related to the exercise of stock options.
On November 28, 2012, the Company repurchased $700 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of $706 million. The repurchased senior unsecured notes had stated interest rates ranging from 5.9% to 7.875% and maturities in 2015 and 2016. The Company recorded the redemption premium and other costs related to these repurchases as additional interest expense of $133 million in 2012. On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $4 million in 2012. On November 20, 2012, the Company issued $750 million aggregate principal amount of 2.875% senior unsecured notes due 2023 and $250 million aggregate principal amount of 4.3% senior unsecured notes due 2043. This debt was used to pay for the notes repurchased on November 28, 2012 described above, and to retire $298 million of 5.875% senior unsecured notes that matured in January 2013. The debt repaid in 2012 also included $616 million of 5.35% senior notes at maturity. Through these transactions, the Company improved its debt maturity profile, decreased its ongoing interest expense by taking advantage of the current low interest rate environment and reduced its refinancing and interest rate risk.
The Company entered into a new credit agreement with certain financial institutions on May 10, 2013 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 10, 2018 and replaced the prior agreement which was set to expire June 20, 2015. As of February 1, 2014 and throughout all of 2013, the Company had no borrowings outstanding under its then existing credit agreements.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for 2013 was 9.40 and its leverage ratio at February 1, 2014 was 1.85, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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
At February 1, 2014, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $3,700 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.
The rate of interest payable in respect of $407 million in aggregate principal amount of the Company's 7.875% senior notes outstanding at February 1, 2014 could increase by up to 2.0 percent per annum from its current level in the event of two or more downgrades of the notes by specified rating agencies.
The Company's board of directors approved an additional authorization to purchase Common Stock of $1,500 million on May 15, 2013. During 2013, the Company repurchased approximately 33.6 million shares of its common stock for a total of $1,570 million. As of February 1, 2014, the Company had $1,432 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On February 28, 2014, the Company's board of directors declared a quarterly dividend of 25 cents per share on its common stock, payable April 1, 2014 to Macy's shareholders of record at the close of business on March 14, 2014.

Contractual Obligations and Commitments
At February 1, 2014, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$461	$461	$—	$—	$—
Long-term debt	6,522	—	1,123	312	5,087
Interest on debt	4,909	398	712	581	3,218
Capital lease obligations	62	4	6	6	46
Operating leases	2,920	282	477	386	1,775
Letters of credit	34	34	—	—	—
Other obligations	4,548	3,047	475	292	734
	$19,456	$4,226	$2,793	$1,577	$10,860
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
The Company has not included in the contractual obligations table $147 million of long-term liabilities for unrecognized tax benefits for various tax positions taken or $51 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $31 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year.
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

Critical Accounting Policies
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. At February 1, 2014 and February 2, 2013, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2013, 2012 or 2011. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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
Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. Physical inventories are taken at all store locations for substantially all merchandise categories approximately three weeks before the end of the fiscal year. Shrinkage is estimated as a percentage of sales at interim periods and for this approximate three-week period, based on historical shrinkage rates. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage, including the use of radio frequency devices and interim inventories to keep the Company's merchandise files accurate.
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
Pension and Supplementary Retirement Plans
The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans in accordance with ASC Topic 715, “Compensation - Retirement Benefits.” Under ASC Topic 715, an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, pension expense is generally recognized on an accrual basis over employees' approximate service periods. The pension expense calculation is generally independent of funding decisions or requirements.
In February 2013, the Company announced changes to the Pension Plan and SERP whereby eligible employees no longer earn future pension service credits after December 31, 2013, with limited exceptions. All retirement benefits attributable to service in subsequent periods will be provided through defined contribution plans. As a result of these changes, the Company recognized reductions in the projected benefit obligations of the Pension Plan of $254 million and the SERP of $42 million as of February 2, 2013.

The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2013. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2014. Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company's Pension Plan cash requirements in both the near term and also over the longer term.
At February 1, 2014, the Company had unrecognized actuarial losses of $931 million for the Pension Plan and $176 million for the SERP. The unrecognized losses for the Pension Plan and the SERP will be recognized as a component of pension expense in future years in accordance with ASC Topic 715, and is expected to impact 2014 Pension and SERP income by approximately $31 million. The Company generally amortizes unrecognized gains and losses on a straight-line basis over the average remaining lifetime of participants using the corridor approach.
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
As of February 2, 2013, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 8.00% to 7.50% based on expected future returns on the portfolio. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2014 pension expense by approximately $8 million.
The Company discounted its future pension obligations using a rate of 4.50% at February 1, 2014, compared to 4.15% at February 2, 2013. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rate by 0.25% (from 4.50% to 4.25%) would increase the projected benefit obligation at February 1, 2014 by approximately $99 million and would decrease estimated 2014 pension expense by approximately $2 million. Increasing the discount rate by 0.25% (from 4.50% to 4.75%) would decrease the projected benefit obligation at February 1, 2014 by approximately $92 million and would increase estimated 2014 pension expense by approximately $2 million.
The assumed weighted average rate of increase in future compensation levels was 4.1% at February 1, 2014 and 4.5% at February 2, 2013 for the Pension Plan, and 4.9% at February 2, 2013 for the SERP. The Company develops its rate of compensation increase assumption based on recent experience and reflects an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. Pension liabilities and future pension expense both increase or decrease as the weighted average rate of increase of future compensation levels is increased or decreased, respectively. Increasing or decreasing the assumed weighted average rate of increase of future compensation levels by 0.25% would increase or decrease the projected benefit obligation at February 1, 2014 by approximately $1 million and the change to estimated 2014 pension expense would be less than $1 million.

New Pronouncements
The Company does not anticipate that the adoption of recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6 to the Consolidated Financial Statements. All of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At February 1, 2014, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at February 1, 2014, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
a. Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of February 1, 2014, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, the Company’s management has concluded that, as of February 1, 2014, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.
c. Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
d. Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act are filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2013 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information called for by this item is set forth under “Item 1 – Election of Directors” and “Further Information Concerning the Board of Directors – Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our 2014 Annual Meeting of Shareholders (the “Proxy Statement”), and “Item 1. Business – Executive Officers of the Registrant” in this report and incorporated herein by reference.

Item 11.	Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2013,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

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
3. Exhibits:

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 18, 2010

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 1995

3.1.2	Article Seventh of the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2011 (the “May 24, 2011 Form 8-K”)

3.2	Amended and Restated By-Laws	Exhibit 3.2 to the May 24, 2011 Form 8-K

4.1	Amended and Restated Certificate of Incorporation	See Exhibits 3.1, 3.1.1 and 3.1.2

4.2	Amended and Restated By-Laws	See Exhibit 3.2

4.3
Indenture, dated as of January 15, 1991, among the Company (as successor to The May Department Stores Company (“May Delaware”)), Macy's Retail Holdings, Inc. (“Macy's Retail”) (f/k/a The May Department Stores Company (NY) or “May New York”) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company and as successor to The First National Bank of Chicago), as Trustee (the “1991 Indenture”)
Exhibit 4(2) to May New York’s Current Report on Form 8-K filed on January 15, 1991

4.3.1	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1991 Indenture	Exhibit 10.13 to the Company's Current Report on Form 8-K filed on August 30, 2005 (the “August 30, 2005 Form 8-K”)

4.4
Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (the “1994 Indenture”)
Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-88328) filed on January 9, 1995

4.4.1
Eighth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee
Exhibit 2 to the Company's Current Report on Form 8-K filed on July 15, 1997 (the “July 15, 1997 Form 8-K”)

Exhibit Number	Description	Document if Incorporated by Reference
4.4.2
Ninth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee
Exhibit 3 to the July 15, 1997 Form 8-K

4.4.3
Tenth Supplemental Indenture to the 1994 Indenture, dated as of August 30, 2005, among the Company, Macy's Retail and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee
Exhibit 10.14 to the August 30, 2005 Form 8-K

4.4.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1994 Indenture	Exhibit 10.16 to the August 30, 2005 Form 8-K

4.5	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (the “1997 Indenture”)	Exhibit 4.4 to the Company's Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed on September 11, 1997

4.5.1	First Supplemental Indenture to the 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company's Current Report on Form 8-K filed on February 6, 1998

4.5.2	Third Supplemental Indenture to the 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-76795) filed on April 22, 1999

4.5.3	Seventh Supplemental Indenture to the 1997 Indenture, dated as of August 30, 2005 among the Company, Macy's Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to the August 30, 2005 Form 8-K

4.5.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1997 Indenture	Exhibit 10.17 to the August 30, 2005 Form 8-K

4.6
Indenture, dated as of June 17, 1996, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (the “1996 Indenture”)
Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware

4.6.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

4.7	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed on July 21, 2004 by May Delaware

4.7.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy's Retail and BNY Mellon, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K

4.8	Indenture, dated as of November 2, 2006, by and among Macy's Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006

Exhibit Number	Description	Document if Incorporated by Reference
4.8.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 29, 2006

4.8.2	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 12, 2007

4.8.3	Fifth Supplemental Trust Indenture to the 2006 Indenture, dated as of June 26, 2008, among Macy's Retail, as issuer, the Company, as guarantor, and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 26, 2008

4.9	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee (the "2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 13, 2012 (the “January 13, 2012 Form 8-K”)

4.9.1	First Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the January 13, 2012 Form 8-K

4.9.2	Second Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the January 13, 2012 Form 8-K

4.9.3	Third Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 20, 2012 (the “November 20, 2012 Form 8-K”)

4.9.4	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the November 20, 2012 Form 8-K

4.9.5	Fifth Supplemental Trust Indenture, dated as of September 6, 2013, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 6, 2013

10.1+
Credit Agreement, dated as of May 10, 2013, among the Company, Macy's Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent
Exhibit 10.01 to the Company's Current Report on Form 8-K filed on May 14, 2013 (the “May 14, 2013 Form 8-K”)

10.1.1	First Amendment, dated as of May 30, 2013, to the Credit Agreement, among Macy's Retail and JPMorgan Chase Bank, N.A. and the Bank of America, N.A., as Administrative Agents	Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2013

10.2	Guarantee Agreement, dated as of May 10, 2013, among the Company, Macy's Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.02 to the May 14, 2013 Form 8-K

10.3	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy's Retail and Banc of America Securities LLC	Exhibit 10.6 to the August 30, 2005 Form 8-K

10.4	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy's Retail and Goldman, Sachs & Co.	Exhibit 10.7 to the August 30, 2005 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference
10.5	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy's Retail and J.P. Morgan Securities Inc.	Exhibit 10.8 to the August 30, 2005 Form 8-K

10.6	Commercial Paper Dealer Agreement, dated as of October 4, 2006, among the Company and Loop Capital Markets, LLC	Exhibit 10.6 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2007

10.7	Tax Sharing Agreement	Exhibit 10.10 to the Company's Registration Statement on Form 10, filed on November 27, 1991, as amended (the “Form 10”)
10.8+	Purchase, Sale and Servicing Transfer Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Prime II Receivables Corporation (“Prime II”) and Citibank, N.A. (“Citibank”)	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on September 8, 2009 (the "September 8, 2009 Form 10-Q")

10.8.1	Letter Agreement, dated August 22, 2005, among the Company, FDS Bank, Prime II and Citibank	Exhibit 10.17.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006 (the “2005 Form 10-K”)

10.8.2+	Second Amendment to Purchase, Sale and Servicing Transfer Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.4 to the September 8, 2009 Form 10-Q

10.8.3	Third Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 1, 2006, between the Company and Citibank	Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 3, 2006

10.8.4+	Fourth Amendment to Purchase, Sale and Servicing Transfer Agreement, dated May 22, 2006, between the Company and Citibank	Exhibit 10.5 to the September 8, 2009 Form 10-Q

10.9+	Credit Card Program Agreement, effective as of June 1, 2005, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. (“MCCS”) (f/k/a FACS Group, Inc.) and Citibank	Exhibit 10.6 to the September 8, 2009 Form 10-Q

10.9.1+	First Amendment to Credit Card Program Agreement, dated October 24, 2005, between the Company and Citibank	Exhibit 10.7 to the September 8, 2009 Form 10-Q

10.9.2+
Second Amendment to Credit Card Program Agreement, dated May 22, 2006, between the Company, FDS Bank, MCCS, Macy's West Stores, Inc. (f/k/a Macy's Department Stores, Inc,) (“MWSI”), Bloomingdale’s, Inc. (“Bloomingdale’s”) and Department Stores National Bank (“DSNB”) and Citibank
Exhibit 10.8 to the September 8, 2009 Form 10-Q

10.9.3
Restated Letter Agreement, dated May 30, 2008 and effective as of December 18, 2006, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s, Inc. (“Bloomingdale’s), and DSNB (as assignee of Citibank, N.A.)
Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on June 9, 2008 (the “June 9, 2008 Form 10-Q”)

10.9.4	Restated Letter Agreement, dated May 30, 2008 and effective as of March 22, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.7 to the June 9, 2008 Form 10-Q

10.9.5	Restated Letter Agreement, dated May 30, 2008 and effective as of April 6, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.8 to the June 9, 2008 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
10.9.6	Restated Letter Agreement, dated May 30, 2008 and effective as of June 1, 2007, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.9 to the June 9, 2008 Form 10-Q

10.9.7	Restated Third Amendment to Credit Card Program Agreement, dated May 31, 2008 and effective as of February 3, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the June 9, 2008 Form 10-Q

10.9.8+	Fourth Amendment to Credit Card Program Agreement, effective as of August 1, 2008, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB.	Exhibit 10.9 to the September 8, 2009 Form 10-Q

10.9.9+	Fifth Amendment to Credit Card Program Agreement, effective as of January 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.10 to the September 8, 2009 Form 10-Q

10.9.10+	Sixth Amendment to Credit Card Program Agreement, effective as of June 1, 2009, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.11 to the September 8, 2009 Form 10-Q

10.9.11+	Seventh Amendment to Credit Card Program Agreement, effective as of February 26, 2010, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.9.11 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2010

10.9.12+	Eighth Amendment to Credit Card Program Agreement, effective as of April 16, 2012, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 3, 2012

10.9.13+	Letter Agreement, dated October 30, 2013, among the Company, FDS Bank, MCCS, MWSI, Bloomingdale’s and DSNB	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 9, 2013

10.10	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 (the “1995 Plan”) *	Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”)

10.11	Senior Executive Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated March 28, 2012

10.12	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the 2008 Form 10-K

10.13	Form of Indemnification Agreement *	Exhibit 10.14 to the Form 10

10.14	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *

10.15	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees) *	Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 29, 2005

10.15.1	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the 2005 Form 10-K

10.15.2	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the Current Report on From 8-K (File No. 001-00079) filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.15.3	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 (the "2012 Form 10-K")

Exhibit Number	Description	Document if Incorporated by Reference

10.16	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007

10.17	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the March 23, 2005 Form 8-K

10.17.1	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 25, 2010

10.18	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan for the 2013-2015 performance period *	Exhibit 10.18 to the 2012 Form 10-K

10.18.1	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan for the 2014-2016 performance period *

10.19	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.19 to the 2012 Form 10-K

10.20	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the 2008 Form 10-K

10.20.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.20.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to the 2012 Form 10-K

10.20.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *

10.21	Executive Deferred Compensation Plan *	Exhibit 10.30 to the 2008 Form 10-K

10.21.1	First Amendment to Executive Deferred Compensation Plan effective December 19, 2013 *

10.22	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *

10.23	Director Deferred Compensation Plan *	Exhibit 10.33 to the 2008 Form 10-K

10.24	Macy's, Inc. 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 1, 2009

10.25	Macy's, Inc. Deferred Compensation Plan *	Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-192917) filed on December 18, 2013

10.26	Change in Control Plan, effective November 1, 2009, as revised and restated January 1, 2014 *

10.27	Time Sharing Agreement between Macy's, Inc. and Terry J. Lundgren, dated March 25, 2011 *	Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 29, 2011

21	Subsidiaries

Exhibit Number	Description	Document if Incorporated by Reference
23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2014, filed on April 2, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dennis J. Broderick Executive Vice President, General Counsel and Secretary
Date: April 2, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2014.

Signature	Title

*	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director
Terry J. Lundgren

*	Chief Financial Officer (principal financial officer)
Karen M. Hoguet

*	Executive Vice President and Controller (principal accounting officer)
Joel A. Belsky

*	Director
Stephen F. Bollenbach

*	Director
Deirdre Connelly

*	Director
Meyer Feldberg

*	Director
Sara Levinson

*	Director
Joseph Neubauer

*	Director
Joyce M. Roché

*	Director
Paul C. Varga

*	Director
Craig E. Weatherup

*	Director
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
Chairman and Chief Executive Officer
Karen M. Hoguet
Chief Financial Officer
Joel A. Belsky
Executive Vice President and Controller

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Macy’s, Inc.:
We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended February 1, 2014. We also have audited Macys, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy’s, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Macy’s Inc.’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy’s, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Macy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Cincinnati, Ohio
April 2, 2014

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2013	2012	2011
Net sales	$27,931	$27,686	$26,405
Cost of sales	(16,725)	(16,538)	(15,738)
Gross margin	11,206	11,148	10,667
Selling, general and administrative expenses	(8,440)	(8,482)	(8,281)
Impairments, store closing and other costs and gain on sale of leases	(88)	(5)	25
Operating income	2,678	2,661	2,411
Interest expense	(390)	(425)	(447)
Premium on early retirement of debt	—	(137)	—
Interest income	2	3	4
Income before income taxes	2,290	2,102	1,968
Federal, state and local income tax expense	(804)	(767)	(712)
Net income	$1,486	$1,335	$1,256
Basic earnings per share	$3.93	$3.29	$2.96
Diluted earnings per share	$3.86	$3.24	$2.92

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	2013	2012	2011
Net income	$1,486	$1,335	$1,256
Other comprehensive income (loss), net of taxes:
Actuarial gain (loss) and prior service cost on post employment and postretirement benefit plans, net of tax effect of $108 million, $24 million and $241 million	170	37	(376)
Unrealized loss on marketable securities, net of tax effect of $1 million	—	—	(2)
Reclassifications to net income:
Net actuarial loss on post employment and postretirement benefit plans, net of tax effect of $61 million, $60 million and $35 million	96	94	56
Prior service credit on post employment and postretirement benefit plans, net of tax effect of $1 million and $1 million	—	(1)	(1)
Realized gain on marketable securities, net of tax effect of $4 million	—	—	(8)
Total other comprehensive income (loss)	266	130	(331)
Comprehensive income	$1,752	$1,465	$925

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,273	$1,836
Receivables	438	371
Merchandise inventories	5,557	5,308
Prepaid expenses and other current assets	420	361
Total Current Assets	8,688	7,876
Property and Equipment – net	7,930	8,196
Goodwill	3,743	3,743
Other Intangible Assets – net	527	561
Other Assets	746	615
Total Assets	$21,634	$20,991
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$463	$124
Merchandise accounts payable	1,691	1,579
Accounts payable and accrued liabilities	2,810	2,610
Income taxes	362	355
Deferred income taxes	400	407
Total Current Liabilities	5,726	5,075
Long-Term Debt	6,728	6,806
Deferred Income Taxes	1,273	1,238
Other Liabilities	1,658	1,821
Shareholders’ Equity:
Common stock (364.9 and 387.7 shares outstanding)	4	4
Additional paid-in capital	2,522	3,872
Accumulated equity	6,235	5,108
Treasury stock	(1,847)	(2,002)
Accumulated other comprehensive loss	(665)	(931)
Total Shareholders’ Equity	6,249	6,051
Total Liabilities and Shareholders’ Equity	$21,634	$20,991

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 29, 2011	$5	$5,696	$2,990	$(2,431)	$(730)	$5,530
Net income			1,256			1,256
Other comprehensive loss					(331)	(331)
Common stock dividends ($.55 per share)			(231)			(231)
Stock repurchases				(502)		(502)
Stock-based compensation expense		48				48
Stock issued under stock plans		(81)		242		161
Retirement of common stock		(255)		255		—
Deferred compensation plan distributions				2		2
Balance at January 28, 2012	5	5,408	4,015	(2,434)	(1,061)	5,933
Net income			1,335			1,335
Other comprehensive income					130	130
Common stock dividends ($.60 per share)			(242)			(242)
Stock repurchases				(1,397)		(1,397)
Stock-based compensation expense		55				55
Stock issued under stock plans		(111)		345		234
Retirement of common stock	(1)	(1,480)		1,481		—
Deferred compensation plan distributions				3		3
Balance at February 2, 2013	4	3,872	5,108	(2,002)	(931)	6,051
Net income			1,486			1,486
Other comprehensive income					266	266
Common stock dividends ($.95 per share)			(359)			(359)
Stock repurchases				(1,571)		(1,571)
Stock-based compensation expense		60				60
Stock issued under stock plans		(84)		399		315
Retirement of common stock	—	(1,326)		1,326		—
Deferred compensation plan distributions				1		1
Balance at February 1, 2014	$4	$2,522	$6,235	$(1,847)	$(665)	$6,249

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2013	2012	2011
Cash flows from operating activities:
Net income	$1,486	$1,335	$1,256
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments, store closing and other costs and gain on sale of leases	88	5	(25)
Depreciation and amortization	1,020	1,049	1,085
Stock-based compensation expense	62	61	70
Amortization of financing costs and premium on acquired debt	(8)	(16)	(15)
Changes in assets and liabilities:
(Increase) decrease in receivables	(58)	7	(37)
Increase in merchandise inventories	(249)	(191)	(359)
Increase in prepaid expenses and other current assets	(2)	(7)	(17)
(Increase) decrease in other assets not separately identified	(1)	23	6
Increase in merchandise accounts payable	101	23	143
Increase (decrease) in accounts payable and accrued liabilities not separately identified	48	(33)	109
Increase (decrease) in current income taxes	7	(16)	188
Increase (decrease) in deferred income taxes	(142)	14	153
Increase (decrease) in other liabilities not separately identified	197	(75)	(384)
Net cash provided by operating activities	2,549	2,179	2,173
Cash flows from investing activities:
Purchase of property and equipment	(607)	(698)	(555)
Capitalized software	(256)	(244)	(209)
Disposition of property and equipment	132	66	114
Proceeds from insurance claims	—	—	6
Other, net	(57)	95	(53)
Net cash used by investing activities	(788)	(781)	(697)
Cash flows from financing activities:
Debt issued	400	1,000	800
Financing costs	(9)	(11)	(20)
Debt repaid	(124)	(1,803)	(454)
Dividends paid	(359)	(324)	(148)
Increase (decrease) in outstanding checks	24	(88)	49
Acquisition of treasury stock	(1,571)	(1,397)	(502)
Issuance of common stock	315	234	162
Net cash used by financing activities	(1,324)	(2,389)	(113)
Net increase (decrease) in cash and cash equivalents	437	(991)	1,363
Cash and cash equivalents beginning of period	1,836	2,827	1,464
Cash and cash equivalents end of period	$2,273	$1,836	$2,827
Supplemental cash flow information:
Interest paid	$388	$585	$474
Interest received	2	2	4
Income taxes paid (net of refunds received)	835	738	401
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy’s, Inc. and subsidiaries (the “Company”) is an omnichannel retail organization operating stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods in 45 states, the District of Columbia, Guam and Puerto Rico. As of February 1, 2014, the Company’s operations and reportable segments were conducted through Macy’s, macys.com, Bloomingdale’s, bloomingdales.com and Bloomingdale’s Outlet, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
For 2013, 2012 and 2011, the following merchandise constituted the following percentages of sales:

	2013	2012	2011
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	38%	38%	37%
Feminine Apparel	23	23	25
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	15
	100%	100%	100%

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2013, 2012 and 2011 ended on February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Fiscal years 2013 and 2011 included 52 weeks and fiscal year 2012 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $101 million at February 1, 2014 and $99 million at February 2, 2013.
Investments
The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” Unrealized holding gains and losses on trading securities are recognized in statement of operations and unrealized holding gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income, net of income tax effect, until realized. At February 1, 2014, the Company did not hold any held-to-maturity or available-for-sale securities.
Receivables
In connection with the sale of most of the Company’s credit assets to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”). Income earned under the Program Agreement is treated as a reduction of selling, general and administrative ("SG&A") expenses on the Consolidated Statements of Income. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit to the Company’s customers through previously existing and newly opened accounts.
Loyalty Programs
The Company maintains customer loyalty programs in which customers earn rewards based on their spending. Upon reaching certain levels of qualified spending, customers automatically receive rewards to apply toward future purchases. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales.
Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. At February 1, 2014 and February 2, 2013, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2013, 2012 or 2011. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2013	2012	2011
	(millions)
Gross advertising and promotional costs	$1,623	$1,554	$1,432
Cooperative advertising allowances	457	431	372
Advertising and promotional costs, net of cooperative advertising allowances	$1,166	$1,123	$1,060
Net sales	$27,931	$27,686	$26,405
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.2%	4.1%	4.0%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gift Cards
The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records income from unredeemed gift cards (breakage) as a reduction of SG&A expenses, and income is recorded in proportion and over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns.
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
Post Employment and Postretirement Obligations
The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The cost of these benefits is generally recognized in the Consolidated Financial Statements over an employee’s term of service with the Company, and the accrued benefits are reported in accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, as appropriate.
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
Derivatives
The Company records derivative transactions according to the provisions of ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At February 1, 2014, the Company was not a party to any derivative financial instruments.
Stock Based Compensation
The Company records stock-based compensation expense according to the provisions of ASC Topic 718, “Compensation – Stock Compensation.” ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of ASC Topic 718, the Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Impairments, Store Closing and Other Costs and Gain on Sale of Leases
Impairments, store closing and other costs and gain on sale of leases consist of the following:

	2013	2012	2011
	(millions)
Impairments of properties held and used	$39	$4	$22
Severance	43	3	4
Gain on sale of leases	—	—	(54)
Other	6	(2)	3
	$88	$5	$(25)

During January 2014, the Company announced a series of cost-reduction initiatives, including organization changes that combine certain region and district organizations of the My Macy’s store management structure and the realignment and elimination of certain store, central office and administrative functions.
During January 2014, the Company announced the closure of five Macy's stores; during January 2013, the Company announced the closure of six Macy's and Bloomingdale's stores; and during January 2012, the Company announced the closure of ten Macy’s and Bloomingdale's stores.
In connection with these announcements and the plans to dispose of these locations, the Company incurred severance and other human resource-related costs and other costs related to lease obligations and other store liabilities.
As a result of the Company’s projected undiscounted future cash flows related to certain store locations and other assets being less than their carrying value, the Company recorded impairment charges, including properties that were the subject of announced store closings. The fair values of these assets were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or based on prices of similar assets.

The Company expects to pay out the 2013 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to May 3, 2014. The 2012 and 2011 accrued severance costs, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, were paid out in the fiscal year subsequent to incurring such severance costs.
During 2011, the Company recognized a gain on the sale of store leases related to the 2006 divestiture of Lord & Taylor, partially offset by impairment charges and other costs and expenses related to store closings.

3.	Receivables
Receivables were $438 million at February 1, 2014, compared to $371 million at February 2, 2013.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts received under the Program Agreement were $928 million for 2013, $865 million for 2012 and $772 million for 2011, and are treated as reductions of SG&A expenses on the Consolidated Statements of Income. The Company’s earnings from credit operations, net of servicing expenses, were $731 million for 2013, $663 million for 2012, and $582 million for 2011.

4.	Properties and Leases

	February 1, 2014	February 2, 2013
	(millions)
Land	$1,696	$1,736
Buildings on owned land	5,405	5,398
Buildings on leased land and leasehold improvements	2,041	2,057
Fixtures and equipment	4,811	4,909
Leased properties under capitalized leases	43	43
	13,996	14,143
Less accumulated depreciation and amortization	6,066	5,947
	$7,930	$8,196

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
Minimum rental commitments (excluding executory costs) at February 1, 2014, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year
2014	$4	$282	$286
2015	3	253	256
2016	3	224	227
2017	3	202	205
2018	3	184	187
After 2018	46	1,775	1,821
Total minimum lease payments	62	$2,920	$2,982
Less amount representing interest	30
Present value of net minimum capitalized lease payments	$32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($2 million) and long-term ($30 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of $34 million on operating leases.
The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating $334 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.
Rental expense consists of:

	2013	2012	2011
	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$—	$—	$—
Operating leases –
Minimum rentals	256	248	242
Contingent rentals	22	21	19
	278	269	261
Less income from subleases –
Operating leases	(10)	(11)	(18)
	$268	$258	$243
Personal property – Operating leases	$11	$11	$10

Included as a reduction to the expense above is deferred rent amortization of $8 million, $7 million and $8 million for 2013, 2012 and 2011, respectively, related to contributions received from landlords.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	February 1, 2014	February 2, 2013
	(millions)
Non-amortizing intangible assets
Goodwill	$9,125	$9,125
Accumulated impairment losses	(5,382)	(5,382)
	3,743	3,743
Tradenames	414	414
	$4,157	$4,157
Amortizing intangible assets
Favorable leases	$188	$230
Customer relationships	188	188
	376	418
Accumulated amortization
Favorable leases	(104)	(131)
Customer relationships	(159)	(140)
	(263)	(271)
	$113	$147
Intangible amortization expense amounted to $34 million for 2013, $37 million for 2012 and $39 million for 2011.
Future estimated intangible amortization expense is shown below:

(millions)
Fiscal year
2014	$31
2015	21
2016	8
2017	7
2018	7

Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years) and customer relationship intangible assets are being amortized over their estimated useful lives of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing
The Company’s debt is as follows:

	February 1, 2014	February 2, 2013
	(millions)
Short-term debt:
5.75% Senior notes due 2014	$453	$—
7.625% Senior debentures due 2013	—	109
Capital lease and current portion of other long-term obligations	10	15
	$463	$124
Long-term debt:
2.875% Senior notes due 2023	$750	$750
5.9% Senior notes due 2016	577	577
3.875% Senior notes due 2022	550	550
6.375% Senior notes due 2037	500	500
7.875% Senior notes due 2015 *	407	407
4.375% Senior notes due 2023	400	—
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
5.125% Senior debentures due 2042	250	250
4.3% Senior notes due 2043	250	250
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
7.875% Senior debentures due 2036	108	108
8.125% Senior debentures due 2035	76	76
7.5% Senior debentures due 2015	69	69
8.75% Senior debentures due 2029	61	61
7.45% Senior debentures due 2016	59	59
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
9.5% amortizing debentures due 2021	25	29
7.6% Senior debentures due 2025	24	24
7.875% Senior debentures due 2030	18	18
9.75% amortizing debentures due 2021	14	16
5.75% Senior notes due 2014	—	453
Premium on acquired debt, using an effective interest yield of 5.266% to 6.165%	176	191
Capital lease and other long-term obligations	30	34
	$6,728	$6,806
 ________________

*
The rate of interest payable in respect of these senior notes was increased by one percent per annum to 8.875% in April 2009 as a result of a downgrade of the notes by specified rating agencies, was decreased by 0.50 percent per annum to 8.375% effective in May 2010 as a result of an upgrade of the notes by specified rating agencies, was decreased by 0.25 percent per annum to 8.125% effective in May 2011 as a result of an upgrade of the notes by specified rating agencies, and was decreased by 0.25 percent per annum to 7.875%, its stated interest rate, effective in January 2012 as a result of an upgrade of the notes by specified rating agencies. The rate of interest payable in respect of these senior notes could increase by up to 2.0% per annum from its current level in the event of two or more downgrades of the notes by specified rating agencies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and premium on early retirement of debt is as follows:

	2013	2012	2011
	(millions)
Interest on debt	$407	$449	$467
Amortization of debt premium	(15)	(19)	(23)
Amortization of financing costs	7	7	8
Interest on capitalized leases	2	3	3
	401	440	455
Less interest capitalized on construction	11	15	8
Interest expense	$390	$425	$447
Premium on early retirement of debt	$—	$137	$—

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
Future maturities of long-term debt, other than capitalized leases and premium on acquired debt, are shown below:

(millions)
Fiscal year
2015	$481
2016	642
2017	306
2018	6
2019	41
After 2019	5,046

During 2013, 2012 and 2011, the Company repaid $109 million, $914 million and $439 million, respectively, of indebtedness at maturity.
On September 6, 2013, the Company issued $400 million aggregate principal amount of 4.375% senior notes due 2023, the proceeds of which were used for general corporate purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the detail of debt repayments:

	2013	2012	2011
	(millions)
7.625% Senior debentures due 2013	$109	$—	$—
5.35% Senior notes due 2012	—	616	—
5.90% Senior notes due 2016	—	400	—
5.875% Senior notes due 2013	—	298	—
7.875% Senior notes due 2015	—	205	—
8.0% Senior debentures due 2012	—	173	—
7.45% Senior debentures due 2016	—	64	—
7.5% Senior debentures due 2015	—	31	—
6.625% Senior notes due 2011	—	—	330
7.45% Senior debentures due 2011	—	—	109
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	2	2	2
Capital leases and other obligations	9	10	9
	$124	$1,803	$454

The following summarizes certain components of the Company’s debt:
Bank Credit Agreement
The Company entered into a new credit agreement with certain financial institutions on May 10, 2013 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 10, 2018 and replaced the prior agreement which was set to expire June 20, 2015.
As of February 1, 2014, and February 2, 2013, there were no revolving credit loans outstanding under these credit agreements, and there were no borrowings under these agreements throughout all of 2013 and 2012. However, there were less than $1 million of standby letters of credit outstanding at February 1, 2014 and February 2, 2013. Revolving loans under the credit agreement bear interest based on various published rates.
The Company's credit agreement, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent has fully and unconditionally guaranteed this obligation, subject to specified limitations.The Company’s interest coverage ratio for 2013 was 9.40 and its leverage ratio at February 1, 2014 was 1.85, in each case as calculated in accordance with the credit agreement. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) over net interest expense and the leverage ratio is defined as debt over EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.

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
Commercial Paper
The Company is a party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. The Company had no commercial paper outstanding under its commercial paper program throughout all of 2013 and 2012.
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
Other Financing Arrangements
At February 1, 2014 and February 2, 2013, the Company had dedicated $37 million of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were $34 million of other standby letters of credit outstanding at February 1, 2014 and February 2, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounts Payable and Accrued Liabilities

	February 1, 2014	February 2, 2013
	(millions)
Accounts payable	$746	$625
Gift cards and customer award certificates	840	801
Accrued wages and vacation	190	226
Taxes other than income taxes	157	195
Lease related liabilities	153	145
Current portion of workers’ compensation and general liability reserves	131	138
Current portion of post employment and postretirement benefits	110	100
Accrued interest	89	78
Allowance for future sales returns	85	81
Severance and relocation	43	3
Other	266	218
	$2,810	$2,610

Adjustments to the allowance for future sales returns, which amounted to charges of $4 million, $5 million and $9 million for 2013, 2012 and 2011, respectively, are reflected in cost of sales.
Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2013	2012	2011
	(millions)
Balance, beginning of year	$497	$493	$488
Charged to costs and expenses	147	157	144
Payments, net of recoveries	(147)	(153)	(139)
Balance, end of year	$497	$497	$493

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At February 1, 2014 and February 2, 2013, workers’ compensation and general liability reserves included $107 million and $103 million, respectively, of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

8.	Taxes
Income tax expense is as follows:

	2013			2012			2011
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$859	$(98)	$761	$697	$2	$699	$519	$144	$663
State and local	107	(64)	43	70	(2)	68	43	6	49
	$966	$(162)	$804	$767	$—	$767	$562	$150	$712

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2013, 2012 and 2011 to income before income taxes. The reasons for this difference and their tax effects are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013	2012	2011
	(millions)
Expected tax	$801	$736	$689
State and local income taxes, net of federal income tax benefit	45	47	34
Historic rehabilitation tax credit	(16)	—	—
Change in valuation allowance	(16)	(2)	(3)
Other	(10)	(14)	(8)
	$804	$767	$712

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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 1, 2014	February 2, 2013
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$392	$476
Accrued liabilities accounted for on a cash basis for tax purposes	289	237
Long-term debt	90	96
Unrecognized state tax benefits and accrued interest	84	71
State operating loss and credit carryforwards	79	60
Other	160	177
Valuation allowance	(23)	(39)
Total deferred tax assets	1,071	1,078
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(1,569)	(1,665)
Merchandise inventories	(587)	(577)
Intangible assets	(263)	(230)
Post employment benefits	(28)	—
Other	(297)	(251)
Total deferred tax liabilities	(2,744)	(2,723)
Net deferred tax liability	$(1,673)	$(1,645)

The valuation allowance at February 1, 2014 and February 2, 2013 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to a decrease of $16 million for 2013 and a decrease of $2 million for 2012.
As of February 1, 2014, the Company had no federal net operating loss carryforwards and state net operating loss and credit carryforwards of $608 million, which will expire between 2014 and 2033.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	February 1, 2014	February 2, 2013	January 28, 2012
	(millions)
Balance, beginning of year	$170	$179	$205
Additions based on tax positions related to the current year	37	18	23
Additions for tax positions of prior years	—	18	—
Reductions for tax positions of prior years	(1)	(19)	(21)
Settlements	(1)	(9)	(15)
Statute expirations	(16)	(17)	(13)
Balance, end of year	$189	$170	$179
Amounts recognized in the Consolidated Balance Sheets at February 1, 2014, February 2, 2013 and January 28, 2012
Current income taxes	$31	$20	$18
Long-term deferred income taxes	11	23	27
Other liabilities	147	127	134
	$189	$170	$179

As of February 1, 2014 and February 2, 2013, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $123 million and $111 million, respectively.
The Company classifies unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. Federal, state and local interest and penalties, which amounted to an expense of $9 million for 2013, a credit of $10 million for 2012, and a credit of $2 million for 2011, are reflected in income tax expense.
The Company had $63 million and $55 million accrued for the payment of federal, state and local interest and penalties at February 1, 2014 and February 2, 2013, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at February 1, 2014 and February 2, 2013 are insignificant. At February 1, 2014, $51 million of federal, state and local interest and penalties is included in other liabilities and $12 million is included in current income taxes on the Consolidated Balance Sheets.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2004. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Retirement Plans
The Company has a funded defined benefit plan (“Pension Plan”) and defined contribution plans (“Retirement Plans”) which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has an unfunded defined benefit supplementary retirement plan (“SERP”), which provides benefits, for certain employees, in excess of qualified plan limitations. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions, and effective January 2, 2012, the SERP was closed to new participants.
In February 2013, the Company announced changes to the Pension Plan and SERP whereby eligible employees no longer earn future pension service credits after December 31, 2013, with limited exceptions. All retirement benefits attributable to service in subsequent periods will be provided through defined contribution plans. As a result of these changes, the Company recognized reductions in the projected benefit obligations of the Pension Plan of $254 million and the SERP of $42 million as of February 2, 2013.
Pension Plan
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of February 1, 2014 and February 2, 2013:

	2013	2012
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,555	$3,458
Service cost	112	117
Interest cost	143	157
Actuarial (gain) loss	(117)	283
Benefits paid	(220)	(206)
Actuarial gain due to curtailment	—	(254)
Projected benefit obligation, end of year	3,473	3,555
Changes in plan assets
Fair value of plan assets, beginning of year	3,387	3,069
Actual return on plan assets	379	374
Company contributions	—	150
Benefits paid	(220)	(206)
Fair value of plan assets, end of year	3,546	3,387
Funded status at end of year	$73	$(168)
Amounts recognized in the Consolidated Balance Sheets at February 1, 2014 and February 2, 2013
Other assets	$73	$—
Other liabilities	—	(168)
	$73	$(168)
Amounts recognized in accumulated other comprehensive loss at February 1, 2014 and February 2, 2013
Net actuarial loss	$931	$1,326

The accumulated benefit obligation for the Pension Plan was $3,453 million as of February 1, 2014 and $3,496 million as of February 2, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the Pension Plan included the following actuarially determined components:

	2013	2012	2011
	(millions)
Net Periodic Pension Cost
Service cost	$112	$117	$102
Interest cost	143	157	160
Expected return on assets	(242)	(253)	(248)
Amortization of net actuarial loss	141	141	88
Amortization of prior service credit	—	(1)	(1)
	154	161	101
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(254)	(91)	530
Amortization of net actuarial loss	(141)	(141)	(88)
Amortization of prior service credit	—	1	1
	(395)	(231)	443
Total recognized in net periodic pension cost and other comprehensive loss	$(241)	$(70)	$544

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is $26 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at February 1, 2014 and February 2, 2013:

	2013	2012
Discount rate	4.50%	4.15%
Rate of compensation increases	4.10%	4.50%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2013	2012	2011
Discount rate	4.15%	4.65%	5.40%
Expected long-term return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increases	4.50%	4.50%	4.50%

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
The Company develops its rate of compensation increase assumption based on recent experience and reflects an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. The salary increase assumption is used to project employees’ pay in future years and its impact on the projected benefit obligation for the Pension Plan.
The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through the asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 50% equity securities, 40% debt securities, 5% real estate and 5% private equities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of February 1, 2014, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$211	$—	$211	$—
Equity securities:
U.S.	834	354	480	—
International	748	—	748	—
Fixed income securities:
U. S. Treasury bonds	221	—	221	—
Other Government bonds	39	—	39	—
Agency backed bonds	22	—	22	—
Corporate bonds	388	—	388	—
Mortgage-backed securities and forwards	95	—	95	—
Asset-backed securities	20	—	20	—
Pooled funds	454	—	454	—
Other types of investments:
Real estate	214	—	—	214
Hedge funds	167	—	—	167
Private equity	167	—	—	167
Total	$3,580	$354	$2,678	$548

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
Due to the nature of the underlying assets of the real estate, hedge funds and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of February 1, 2014 and February 2, 2013, certain of these investments are generally subject to lock-up periods, ranging from three to fifteen years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to twice per year, and certain of these investments are subject to advance notice requirements, ranging from sixty-day notification to ninety-day notification. As of February 1, 2014 and February 2, 2013, the Pension Plan had unfunded commitments related to certain of these investments totaling $150 million and $144 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a summary of changes in fair value of the Pension Plan’s level 3 assets for 2013 and 2012:

	2013	2012
	(millions)
Balance, beginning of year	$594	$533
Actual gain on plan assets:
Relating to assets still held at the reporting date	1	7
Relating to assets sold during the period	48	23
Purchases	77	71
Sales	(172)	(40)
Balance, end of year	$548	$594

During 2012, the Company made a funding contribution to the Pension Plan totaling $150 million. The Company does not anticipate making funding contributions to the Pension Plan in 2014.
The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year
2014	$274
2015	256
2016	248
2017	244
2018	240
2019-2023	1,107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan
The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of February 1, 2014 and February 2, 2013:

	2013	2012
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$795	$771
Service cost	6	6
Interest cost	32	35
Actuarial (gain) loss	(17)	76
Plan amendment	8	—
Benefits paid	(54)	(51)
Actuarial gain due to curtailment	—	(42)
Projected benefit obligation, end of year	770	795
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	54	51
Benefits paid	(54)	(51)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(770)	$(795)
Amounts recognized in the Consolidated Balance Sheets at February 1, 2014 and February 2, 2013
Accounts payable and accrued liabilities	$(59)	$(58)
Other liabilities	(711)	(737)
	$(770)	$(795)
Amounts recognized in accumulated other comprehensive loss at February 1, 2014 and February 2, 2013
Net actuarial loss	$176	$212
Prior service cost	8	—
	$184	$212

The accumulated benefit obligation for the supplementary retirement plan was $770 million as of February 1, 2014 and $788 million as of February 2, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the supplementary retirement plan included the following actuarially determined components:

	2013	2012	2011
	(millions)
Net Periodic Pension Cost
Service cost	$6	$6	$6
Interest cost	32	35	36
Amortization of net actuarial loss	19	17	8
Amortization of prior service credit	—	(1)	(1)
	57	57	49
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(17)	34	90
Prior service cost	8	—	—
Amortization of net actuarial loss	(19)	(17)	(8)
Amortization of prior service credit	—	1	1
	(28)	18	83
Total recognized in net periodic pension cost and other comprehensive loss	$29	$75	$132

The estimated net actuarial loss for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 is $5 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the supplementary retirement plan at February 1, 2014 and February 2, 2013:

	2013	2012
Discount rate	4.50%	4.15%
Rate of compensation increases	N/A	4.90%

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2013	2012	2011
Discount rate	4.15%	4.65%	5.40%
Rate of compensation increases	4.90%	4.90%	4.90%

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
The Company developed its rate of compensation increase assumption based on recent experience and reflected an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. The salary increase assumption was used to project employees’ pay in future years and its impact on the projected benefit obligation for the supplementary retirement plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year
2014	$59
2015	63
2016	62
2017	63
2018	59
2019-2023	277
Retirement Plans
The Company has a qualified plan that permits participating associates to defer eligible compensation up to the maximum limits allowable under the Internal Revenue Code and beginning January 1, 2014, also has a non-qualified plan which permits participating associates to defer eligible compensation above the limits of the qualified plan. The Company contributes a matching percentage of employee contributions under both the qualified and non-qualified plans. Effective January 1, 2014, the Company's matching contribution to the qualified plan was enhanced for all participating employees, with limited exceptions. Prior to January 1, 2014, the matching contribution rate under the qualified plan was higher for those employees not eligible for the Pension Plan than for employees eligible for the Pension Plan.
At February 1, 2014 and February 2, 2013, the liability under the qualified plan, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $25 million and $14 million, respectively. Expense related to matching contributions for these plans amounted to $24 million for 2013, $14 million for 2012 and $10 million for 2011.
In connection with the non-qualified plan, the Company had mutual fund investments which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company has an additional deferred compensation plan wherein eligible executives elected to defer a portion of their compensation each year as either stock credits or cash credits. Effective January 1, 2014, no additional compensation will be deferred, with limited exceptions. The Company has transfered shares to a trust to cover the number estimated for distribution on account of stock credits currently outstanding. At February 1, 2014 and February 2, 2013, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $44 million and $44 million, respectively. Expense for 2013, 2012 and 2011 was immaterial.

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
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of February 1, 2014 and February 2, 2013:

	2013	2012
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$250	$266
Service cost	—	—
Interest cost	10	12
Actuarial gain	(15)	(4)
Medicare Part D subsidy	1	1
Benefits paid	(23)	(25)
Accumulated postretirement benefit obligation, end of year	223	250
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	23	25
Benefits paid	(23)	(25)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(223)	$(250)
Amounts recognized in the Consolidated Balance Sheets at February 1, 2014 and February 2, 2013
Accounts payable and accrued liabilities	$(26)	$(28)
Other liabilities	(197)	(222)
	$(223)	$(250)
Amounts recognized in accumulated other comprehensive loss at February 1, 2014 and February 2, 2013
Net actuarial gain	$(35)	$(23)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive loss included the following actuarially determined components:

	2013	2012	2011
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	10	12	14
Amortization of net actuarial gain	(3)	(4)	(5)
Amortization of prior service cost	—	—	—
	7	8	9
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial gain	(15)	(4)	(3)
Amortization of net actuarial gain	3	4	5
Amortization of prior service cost	—	—	—
	(12)	—	2
Total recognized in net periodic postretirement benefit cost and other comprehensive loss	$(5)	$8	$11

The estimated net actuarial gain of the postretirement obligations that will be amortized from accumulated other comprehensive loss into net postretirement benefit cost during 2014 is $4 million.
The following weighted average assumptions were used to determine the accumulated postretirement benefit obligations at February 1, 2014 and February 2, 2013:

	2013	2012
Discount rate	4.50%	4.15%

The following weighted average assumptions were used to determine the net postretirement benefit costs for the postretirement obligations:

	2013	2012	2011
Discount rate	4.15%	4.65%	5.40%

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
The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at February 1, 2014 and February 2, 2013:

	2013	2012
Health care cost trend rates assumed for next year	7.27% - 9.20%	7.52% - 9.50%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2025

The assumed health care cost trend rates have an impact on the amounts reported for the accumulated postretirement benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase	1 – Percentage Point Decrease
	(millions)
Effect on total of service and interest cost	$1	$(1)
Effect on accumulated postretirement benefit obligations	$13	$(11)

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year
2014	$25	$1
2015	22	1
2016	20	1
2017	19	1
2018	19	1
2019-2023	80	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Based Compensation
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
As of February 1, 2014, 27.5 million shares of common stock were available for additional grants pursuant to the Company’s equity plan. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2013	2012	2011
	(millions)
Stock options	$36	$28	$28
Restricted stock units	25	26	20
Restricted stock	1	1	2
Stock credits	—	6	20
	$62	$61	$70

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income. The income tax benefit recognized in the Consolidated Statements of Income related to stock-based compensation was $22 million, $22 million, and $25 million, for 2013, 2012 and 2011, respectively.
As of February 1, 2014, the Company had $53 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years, less than $1 million of unrecognized compensation costs related to nonvested restricted stock, which is expected to be recognized over a weighted average period of approximately 1.1 years, and $26 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2013, 2012 and 2011, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of three-year performance periods ending January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the CMD Committee in connection with the issuance of the units. The performance objectives are based on the Company’s business plan covering the performance period. The performance objectives include achieving a cumulative EBITDA level for the performance period and also include an EBITDA as a percent to sales ratio and a return on invested capital ratio. The performance-based restricted stock units awarded during 2012 and 2013 also include a performance objective relating to relative total shareholder return (“TSR”). Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a ten-company executive compensation peer group over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 150% of the Target Shares granted.
Also during 2013, 2012 and 2011, the CMD Committee approved awards of time-based restricted stock or time-based restricted stock units to certain senior executives of the Company and awards of time-based restricted stock units to the non-employee members of the Company’s board of directors.
Stock Options
The fair value of stock options granted during 2013, 2012 and 2011 and the weighted average assumptions used to estimate the fair value are as follows:

	2013	2012	2011
Weighted average grant date fair value of stock options granted during the period	$12.15	$12.22	$7.12
Dividend yield	2.8%	2.2%	2.3%
Expected volatility	41.3%	39.8%	38.8%
Risk-free interest rate	0.8%	1.2%	2.0%
Expected life	5.7 years	5.7 years	5.6 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to stock options for 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	29,792.9	$29.07
Granted	3,621.5	$41.67
Canceled or forfeited	(485.0)	$33.47
Exercised	(9,615.8)	$26.44
Outstanding, end of period	23,313.6	$32.02
Exercisable, end of period	14,365.6	$30.20	3.9	$330
Options expected to vest	7,874.3	$34.95	8.1	$144

Additional information relating to stock options is as follows:

	2013	2012	2011
	(millions)
Intrinsic value of options exercised	$207	$132	$64
Grant date fair value of stock options that vested during the year	31	30	50
Cash received from stock options exercised	254	164	141
Excess tax benefits realized from exercised stock options	51	36	20

Restricted Stock and Restricted Stock Units
The weighted average grant date fair value of restricted stock and restricted stock units granted during 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Restricted stock	$—	$—	$23.43
Restricted stock units	$42.54	$39.52	$23.69

The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the portion of the Target Shares granted in 2012 and 2013 that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a ten-company executive compensation peer group over the remaining performance periods. The expected volatility of the Company’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.
Compensation expense is recorded for all restricted stock and restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to restricted stock awards for 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	142.3	$22.36
Granted	—	—
Forfeited	(5.7)	21.84
Vested	(57.4)	22.11
Nonvested, end of period	79.2	$22.58

Activity related to restricted stock units for 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	2,848.5	$26.61
Granted – performance-based	393.1	42.68
Performance adjustment	(119.4)	39.37
Granted – time-based	264.9	42.33
Dividend equivalents	31.8	44.12
Forfeited	(33.6)	34.54
Vested	(1,164.4)	21.75
Nonvested, end of period	2,220.9	$33.32

Stock Credits
The Company also has a stock credit plan. In 2008, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending January 30, 2010. There were a total of 836,268 stock credit awards outstanding as of February 2, 2013, relating to the 2008 grant. In general, with respect to the stock credits awarded to participants in 2008, the value of one-half of the stock credits earned plus reinvested dividend equivalents was paid in cash in early 2012 and amounted to $28 million and the value of the other half of such earned stock credits plus reinvested dividend equivalents was paid in cash in early 2013 and amounted to $32 million. Compensation expense for stock credit awards was recorded on a straight-line basis primarily over the vesting period and was calculated based on the ending stock price for each reporting period. At February 2, 2013, the liability under the stock credit plans, which was reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $32 million. There are no stock credit awards outstanding and no related liability under the stock credit plans as of February 1, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 410.6 million shares of Common Stock issued and 364.9 million shares of Common Stock outstanding at February 1, 2014, and with 444.6 million shares of Common Stock issued and 387.7 million shares of Common Stock outstanding at February 2, 2013 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
The Company retired 34.0 million, 42.7 million and 7.7 million shares of Common Stock during 2013, 2012 and 2011, respectively.
The Company's board of directors approved an additional authorization to purchase Common Stock of $1,500 million on May 15, 2013. Combined with previous authorizations commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $13,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. During 2013, the Company purchased approximately 33.6 million shares of Common Stock under its share repurchase program for a total of $1,570 million. During 2012, the Company purchased approximately 35.6 million shares of Common Stock under its share repurchase program for a total of $1,350 million. During 2011, the Company purchased approximately 16.4 million shares of Common Stock under its share repurchase program for a total of $500 million. As of February 1, 2014, $1,432 million of authorization remained unused. The Company may continue or, from time to time, suspend repurchases of its shares under its share repurchase program, depending on prevailing market conditions, alternative uses of capital and other factors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
			(thousands)
Balance at January 29, 2011	495,038.5	(1,249.0)	(70,448.2)	(71,697.2)	423,341.3
Stock issued under stock plans		(87.2)	7,274.1	7,186.9	7,186.9
Stock repurchases
Repurchase program			(16,356.5)	(16,356.5)	(16,356.5)
Other			(80.1)	(80.1)	(80.1)
Deferred compensation plan distributions		89.4		89.4	89.4
Retirement of common stock	(7,700.0)		7,700.0	7,700.0	—
Balance at January 28, 2012	487,338.5	(1,246.8)	(71,910.7)	(73,157.5)	414,181.0
Stock issued under stock plans		(89.2)	10,325.1	10,235.9	10,235.9
Stock repurchases
Repurchase program			(35,572.9)	(35,572.9)	(35,572.9)
Other			(1,269.4)	(1,269.4)	(1,269.4)
Deferred compensation plan distributions		126.5		126.5	126.5
Retirement of common stock	(42,732.7)		42,732.7	42,732.7	—
Balance at February 2, 2013	444,605.8	(1,209.5)	(55,695.2)	(56,904.7)	387,701.1
Stock issued under stock plans		(85.2)	10,891.1	10,805.9	10,805.9
Stock repurchases
Repurchase program			(33,625.3)	(33,625.3)	(33,625.3)
Other			(12.2)	(12.2)	(12.2)
Deferred compensation plan distributions		65.5		65.5	65.5
Retirement of common stock	(34,000.0)		34,000.0	34,000.0	—
Balance at February 1, 2014	410,605.8	(1,229.2)	(44,441.6)	(45,670.8)	364,935.0
Accumulated Other Comprehensive Loss
The following tables shows for 2013, 2012 and 2011 the beginning and ending balance of, and the activity associated with, accumulated other comprehensive loss, net of income tax effects:

	Unrealized Gains on Marketable Securities	Post Employment and Postretirement Benefit Plans	Total Accumulated Other Comprehensive (Income) Loss
	(millions)
Balance at January 29, 2011	$(10)	$740	$730
Other comprehensive loss	10	321	331
Balance at January 28, 2012	—	1,061	1,061
Other comprehensive income	—	(130)	(130)
Balance at February 2, 2013	—	931	931
Other comprehensive income	—	(266)	(266)
Balance at February 1, 2014	$—	$665	$665

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit costs and included in SG&A expenses in the Consolidated Statements of Income. See Note 9, "Retirement Plans," and Note 10, "Postretirement Health Care and Life Insurance Benefits," for further information. On February 25, 2011, the Company sold its investment in The Knot, Inc. and unrecognized gains in accumulated other comprehensive income were reclassified and recognized into SG&A expenses in the Consolidated Statements of Income.

13.	Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	February 1, 2014				February 2, 2013
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$75	$—	$75	$—	$68	$—	$68	$—

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
The following table shows the estimated fair value of the Company’s long-term debt:

	February 1, 2014			February 2, 2013
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,522	$6,698	$7,171	$6,583	$6,774	$7,351

The following table shows certain of the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during 2013 and 2012:

	February 1, 2014				February 2, 2013
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets held and used	$13	$—	$—	$13	$1	$—	$—	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2013, long-lived assets held and used with a carrying value of $52 million were written down to their fair value of $13 million, resulting in asset impairment charges of $39 million. During 2012, long-lived assets held and used with a carrying value of $5 million were written down to their fair value of $1 million, resulting in asset impairment charges of $4 million. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

14.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2013			2012			2011
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$1,486		377.3	$1,335		404.4	$1,256		423.5
Shares to be issued under deferred compensation and other plans			1.0			1.1			1.0
	$1,486		378.3	$1,335		405.5	$1,256		424.5
Basic earnings per share		$3.93			$3.29			$2.96
Effect of dilutive securities –
Stock options, restricted stock and restricted stock units			6.5			6.7			5.9
	$1,486		384.8	$1,335		412.2	$1,256		430.4
Diluted earnings per share		$3.86			$3.24			$2.92

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, restricted stock units relating to 0.7 million shares of common stock were outstanding at February 1, 2014, stock options to purchase 7.5 million shares of common stock and restricted stock units relating to 1.4 million shares of common stock were outstanding at February 2, 2013, and stock options to purchase 9.3 million of shares of common stock and restricted stock units relating to 2.1 million shares of common stock were outstanding at January 28, 2012, but were not included in the computation of diluted earnings per share for 2013, 2012 and 2011, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results (unaudited)
Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2013:
Net sales	$6,387	$6,066	$6,276	$9,202
Cost of sales	(3,911)	(3,533)	(3,817)	(5,464)
Gross margin	2,476	2,533	2,459	3,738
Selling, general and administrative expenses	(2,041)	(1,999)	(2,099)	(2,301)
Impairments, store closing and other costs and gain on sale of leases	—	—	—	(88)
Net income	217	281	177	811
Basic earnings per share	.56	.73	.47	2.21
Diluted earnings per share	.55	.72	.47	2.16
2012:
Net sales	$6,143	$6,118	$6,075	$9,350
Cost of sales	(3,757)	(3,555)	(3,672)	(5,554)
Gross margin	2,386	2,563	2,403	3,796
Selling, general and administrative expenses	(1,995)	(2,009)	(2,078)	(2,400)
Impairments, store closing and other costs and gain on sale of leases	—	—	—	(5)
Net income	181	279	145	730
Basic earnings per share	.43	.68	.36	1.86
Diluted earnings per share	.43	.67	.36	1.83

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
Condensed Consolidating Balance Sheets as of February 1, 2014 and February 2, 2013, the related Condensed Consolidating Statements of Comprehensive Income for 2013, 2012 and 2011, and the related Condensed Consolidating Statements of Cash Flows for 2013, 2012, and 2011 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of February 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,955	$84	$234	$—	$2,273
Receivables	—	102	336	—	438
Merchandise inventories	—	2,896	2,661	—	5,557
Prepaid expenses and other current assets	—	103	317	—	420
Income taxes	80	—	—	(80)	—
Total Current Assets	2,035	3,185	3,548	(80)	8,688
Property and Equipment – net	—	4,590	3,340	—	7,930
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	97	430	—	527
Other Assets	4	101	641	—	746
Deferred Income Taxes	19	—	—	(19)	—
Intercompany Receivable	—	—	3,561	(3,561)	—
Investment in Subsidiaries	4,625	3,157	—	(7,782)	—
Total Assets	$6,683	$14,445	$11,948	$(11,442)	$21,634
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$461	$2	$—	$463
Merchandise accounts payable	—	760	931	—	1,691
Accounts payable and accrued liabilities	10	1,265	1,535	—	2,810
Income taxes	—	80	362	(80)	362
Deferred income taxes	—	315	85	—	400
Total Current Liabilities	10	2,881	2,915	(80)	5,726
Long-Term Debt	—	6,708	20	—	6,728
Intercompany Payable	362	3,199	—	(3,561)	—
Deferred Income Taxes	—	544	748	(19)	1,273
Other Liabilities	62	522	1,074	—	1,658
Shareholders’ Equity	6,249	591	7,191	(7,782)	6,249
Total Liabilities and Shareholders’ Equity	$6,683	$14,445	$11,948	$(11,442)	$21,634

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,233	$23,471	$(8,773)	$27,931
Cost of sales	—	(8,168)	(17,276)	8,719	(16,725)
Gross margin	—	5,065	6,195	(54)	11,206
Selling, general and administrative expenses	(8)	(4,443)	(4,043)	54	(8,440)
Impairments, store closing and other costs and gain on sale of leases	—	(37)	(51)	—	(88)
Operating income (loss)	(8)	585	2,101	—	2,678
Interest (expense) income, net:
External	1	(388)	(1)	—	(388)
Intercompany	(2)	(176)	178	—	—
Equity in earnings of subsidiaries	1,492	557	—	(2,049)	—
Income before income taxes	1,483	578	2,278	(2,049)	2,290
Federal, state and local income tax benefit (expense)	3	33	(840)	—	(804)
Net income	$1,486	$611	$1,438	$(2,049)	$1,486
Comprehensive income	$1,752	$877	$1,434	$(2,311)	$1,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,486	$611	$1,438	$(2,049)	$1,486
Impairments, store closing and other costs and gain on sale of leases	—	37	51	—	88
Equity in earnings of subsidiaries	(1,492)	(557)	—	2,049	—
Dividends received from subsidiaries	911	4	—	(915)	—
Depreciation and amortization	—	467	553	—	1,020
(Increase) decrease in working capital	(54)	12	(111)	—	(153)
Other, net	(25)	158	(25)	—	108
Net cash provided by operating activities	826	732	1,906	(915)	2,549
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(289)	(442)	—	(731)
Other, net	—	(6)	(51)	—	(57)
Net cash used by investing activities	—	(295)	(493)	—	(788)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	278	(2)	—	276
Dividends paid	(359)	—	(915)	915	(359)
Common stock acquired, net of issuance of common stock	(1,256)	—	—	—	(1,256)
Intercompany activity, net	1,310	(728)	(582)	—	—
Other, net	(104)	56	63	—	15
Net cash used by financing activities	(409)	(394)	(1,436)	915	(1,324)
Net increase (decrease) in cash and cash equivalents	417	43	(23)	—	437
Cash and cash equivalents at beginning of period	1,538	41	257	—	1,836
Cash and cash equivalents at end of period	$1,955	$84	$234	$—	$2,273

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,594	$22,493	$(8,401)	$27,686
Cost of sales	—	(8,385)	(16,500)	8,347	(16,538)
Gross margin	—	5,209	5,993	(54)	11,148
Selling, general and administrative expenses	(9)	(4,584)	(3,943)	54	(8,482)
Impairments, store closing and other costs and gain on sale of leases	—	(8)	3	—	(5)
Operating income (loss)	(9)	617	2,053	—	2,661
Interest (expense) income, net:
External	1	(422)	(1)	—	(422)
Intercompany	(2)	(146)	148	—	—
Premium on early retirement of debt	—	(137)	—	—	(137)
Equity in earnings of subsidiaries	1,342	638	—	(1,980)	—
Income before income taxes	1,332	550	2,200	(1,980)	2,102
Federal, state and local income tax benefit (expense)	3	24	(794)	—	(767)
Net income	$1,335	$574	$1,406	$(1,980)	$1,335
Comprehensive income	$1,465	$704	$1,477	$(2,181)	$1,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,335	$574	$1,406	$(1,980)	$1,335
Impairments, store closing and other costs and gain on sale of leases	—	8	(3)	—	5
Equity in earnings of subsidiaries	(1,342)	(638)	—	1,980	—
Dividends received from subsidiaries	783	125	—	(908)	—
Depreciation and amortization	—	484	565	—	1,049
Increase in working capital	(76)	(75)	(66)	—	(217)
Other, net	31	(31)	7	—	7
Net cash provided by operating activities	731	447	1,909	(908)	2,179
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(324)	(552)	—	(876)
Other, net	—	51	44	—	95
Net cash used by investing activities	—	(273)	(508)	—	(781)
Cash flows from financing activities:
Debt repaid, net of debt issued	—	(799)	(4)	—	(803)
Dividends paid	(324)	—	(908)	908	(324)
Common stock acquired, net of issuance of common stock	(1,163)	—	—	—	(1,163)
Intercompany activity, net	(194)	642	(448)	—	—
Other, net	(45)	(14)	(40)	—	(99)
Net cash used by financing activities	(1,726)	(171)	(1,400)	908	(2,389)
Net increase (decrease) in cash and cash equivalents	(995)	3	1	—	(991)
Cash and cash equivalents at beginning of period	2,533	38	256	—	2,827
Cash and cash equivalents at end of period	$1,538	$41	$257	$—	$1,836

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,405	$21,312	$(8,312)	$26,405
Cost of sales	—	(8,274)	(15,721)	8,257	(15,738)
Gross margin	—	5,131	5,591	(55)	10,667
Selling, general and administrative expenses	5	(4,585)	(3,756)	55	(8,281)
Impairments, store closing and other costs and gain on sale of leases	—	28	(3)	—	25
Operating income	5	574	1,832	—	2,411
Interest (expense) income, net:
External	1	(443)	(1)	—	(443)
Intercompany	(1)	(191)	192	—	—
Equity in earnings of subsidiaries	1,253	548	—	(1,801)	—
Income before income taxes	1,258	488	2,023	(1,801)	1,968
Federal, state and local income tax benefit (expense)	(2)	27	(737)	—	(712)
Net income	$1,256	$515	$1,286	$(1,801)	$1,256
Comprehensive income	$925	$184	$1,150	$(1,334)	$925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2011
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,256	$515	$1,286	$(1,801)	$1,256
Impairments, store closing and other costs and gain on sale of leases	—	(28)	3	—	(25)
Equity in earnings of subsidiaries	(1,253)	(548)	—	1,801	—
Dividends received from subsidiaries	612	175	—	(787)	—
Depreciation and amortization	—	517	568	—	1,085
(Increase) decrease in working capital	5	(59)	81	—	27
Other, net	(18)	(166)	14	—	(170)
Net cash provided by operating activities	602	406	1,952	(787)	2,173
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(171)	(473)	—	(644)
Other, net	38	(35)	(56)	—	(53)
Net cash provided (used) by investing activities	38	(206)	(529)	—	(697)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	349	(3)	—	346
Dividends paid	(148)	—	(787)	787	(148)
Common stock acquired, net of issuance of common stock	(340)	—	—	—	(340)
Intercompany activity, net	1,186	(529)	(657)	—	—
Other, net	21	(23)	31	—	29
Net cash provided (used) by financing activities	719	(203)	(1,416)	787	(113)
Net increase (decrease) in cash and cash equivalents	1,359	(3)	7	—	1,363
Cash and cash equivalents at beginning of period	1,174	41	249	—	1,464
Cash and cash equivalents at end of period	$2,533	$38	$256	$—	$2,827