Form 10-Q
period 2014-05-03
Macy's, Inc.
filed 2014-06-09
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2014
Common Stock, $0.01 par value per share	360,432,076 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$6,279	$6,387
Cost of sales	(3,836)	(3,911)
Gross margin	2,443	2,476
Selling, general and administrative expenses	(2,000)	(2,041)
Operating income	443	435
Interest expense	(100)	(97)
Interest income	—	—
Income before income taxes	343	338
Federal, state and local income tax expense	(119)	(121)
Net income	$224	$217
Basic earnings per share	$.61	$.56
Diluted earnings per share	$.60	$.55

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$224	$217
Other comprehensive income:
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	6	38
Tax effect related to items of other comprehensive income	(2)	(14)
Total other comprehensive income, net of tax effect	4	24
Comprehensive income	$228	$241

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,878	$2,273	$1,752
Receivables	275	438	295
Merchandise inventories	5,897	5,557	5,631
Prepaid expenses and other current assets	454	420	388
Total Current Assets	8,504	8,688	8,066
Property and Equipment - net of accumulated depreciation and amortization of $6,261, $6,066 and $6,148	7,792	7,930	8,063
Goodwill	3,743	3,743	3,743
Other Intangible Assets – net	519	527	552
Other Assets	760	746	616
Total Assets	$21,318	$21,634	$21,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$8	$463	$124
Merchandise accounts payable	2,390	1,691	2,426
Accounts payable and accrued liabilities	2,220	2,810	2,134
Income taxes	105	362	91
Deferred income taxes	381	400	426
Total Current Liabilities	5,104	5,726	5,201
Long-Term Debt	7,175	6,728	6,797
Deferred Income Taxes	1,304	1,273	1,240
Other Liabilities	1,635	1,658	1,831
Shareholders’ Equity	6,100	6,249	5,971
Total Liabilities and Shareholders’ Equity	$21,318	$21,634	$21,040

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$224	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253	251
Stock-based compensation expense	21	17
Amortization of financing costs and premium on acquired debt	(2)	(2)
Changes in assets and liabilities:
Decrease in receivables	163	78
Increase in merchandise inventories	(340)	(323)
Increase in prepaid expenses and other current assets	(31)	(31)
(Increase) decrease in other assets not separately identified	(14)	1
Increase in merchandise accounts payable	628	754
Decrease in accounts payable and accrued liabilities not separately identified	(548)	(454)
Decrease in current income taxes	(256)	(264)
Increase in deferred income taxes	8	5
Increase (decrease) in other liabilities not separately identified	(20)	49
Net cash provided by operating activities	86	298
Cash flows from investing activities:
Purchase of property and equipment	(63)	(65)
Capitalized software	(49)	(50)
Disposition of property and equipment	10	4
Other, net	6	4
Net cash used by investing activities	(96)	(107)
Cash flows from financing activities:
Debt repaid	(5)	(5)
Dividends paid	(92)	(78)
Increase (decrease) in outstanding checks	(11)	44
Acquisition of treasury stock	(403)	(336)
Issuance of common stock	126	100
Net cash used by financing activities	(385)	(275)
Net decrease in cash and cash equivalents	(395)	(84)
Cash and cash equivalents beginning of period	2,273	1,836
Cash and cash equivalents end of period	$1,878	$1,752
Supplemental cash flow information:
Interest paid	$83	$70
Interest received	—	—
Income taxes paid (net of refunds received)	343	333

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
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2014 (the "2013 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2013 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended May 3, 2014 and May 4, 2013, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 3, 2014 and May 4, 2013 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other component of total comprehensive income for the 13 weeks ended May 3, 2014 and May 4, 2013 is the amortization of post employment and postretirement plan items. These reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	May 3, 2014			May 4, 2013
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$224		364.8	$217		387.0
Shares to be issued under deferred compensation and other plans			1.1			1.2
	$224		365.9	$217		388.2
Basic earnings per share		$.61			$.56
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.7			6.3
	$224		372.6	$217		394.5
Diluted earnings per share		$.60			$.55

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 3.3 million shares of common stock, 179,000 shares of restricted stock and restricted stock units relating to 0.9 million shares of common stock were outstanding at May 3, 2014, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 3, 2014 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 10.9 million shares of common stock, 237,000 shares of restricted stock and restricted stock units relating to 1.8 million shares of common stock were outstanding at May 4, 2013, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 4, 2013 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

3.    Financing Activities
The following table shows the detail of debt repayments:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
	(millions)
9.5% amortizing debentures due 2021	$2	$2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	2	2
	$5	$5
During the 13 weeks ended May 3, 2014, the Company repurchased approximately 7.4 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $432 million. As of May 3, 2014, the Company had $1,000 million of authorization remaining under its share repurchase program. On May 14, 2014, the Company's board of directors approved an additional $1,500 million in authorization to purchase common stock, bringing the Company's remaining authorization under its share repurchase program including this increase to $2,500 million. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On May 23, 2014, the Company issued $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024. The Company intends to use the proceeds of this debt to retire $453 million of 5.75% senior unsecured notes maturing July 15, 2014 and for general corporate purposes, which may include working capital, capital expenditures and the repurchase of common stock under its share repurchase program. As a result, this short-term debt was reclassified to long-term debt as of May 3, 2014.

4.    Benefit Plans
The Company has a funded defined benefit plan ("Pension Plan") and defined contribution plans, which cover substantially all employees who work 1,000 hours or more in a year. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions. The Company also has an unfunded defined benefit supplementary retirement plan ("SERP"), which provides benefits, for certain employees, in excess of qualified plan limitations. Effective January 2, 2012, the SERP was closed to new participants. After December 31, 2013, with limited exceptions, employees no longer earn future pension service credits under the Pension Plan and SERP, and retirement benefits attributable to service after that date are provided solely through defined contribution plans.
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
Expense related to matching contributions for the 401(k) defined contribution plan amounted to $25 million and $5 million for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively, and the actuarially determined components of the net periodic benefit cost (income) are as follows:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
	(millions)
Pension Plan
Service cost	$2	$28
Interest cost	38	36
Expected return on assets	(61)	(60)
Recognition of net actuarial loss	6	35
Amortization of prior service credit	—	—
	$(15)	$39
Supplementary Retirement Plan
Service cost	$—	$2
Interest cost	8	8
Recognition of net actuarial loss	1	4
Amortization of prior service cost	—	—
	$9	$14
Postretirement Obligations
Service cost	$—	$—
Interest cost	2	3
Recognition of net actuarial gain	(1)	(1)
Amortization of prior service cost	—	—
	$1	$2

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	May 3, 2014				May 4, 2013
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$91	$—	$91	$—	$64	$—	$64	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	May 3, 2014			May 4, 2013
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,973	$7,145	$7,797	$6,578	$6,765	$7,536

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

6.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including FDS Bank, West 34th Street Insurance Company and its subsidiary West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group International, LLC, and Macy's Merchandising Group International (Hong Kong) Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
Condensed Consolidating Balance Sheets as of May 3, 2014, May 4, 2013 and February 1, 2014, the related Condensed Consolidating Statements of Comprehensive Income for the 13 weeks ended May 3, 2014 and May 4, 2013, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 3, 2014 and May 4, 2013 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of May 3, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,425	$129	$324	$—	$1,878
Receivables	—	58	217	—	275
Merchandise inventories	—	3,023	2,874	—	5,897
Prepaid expenses and other current assets	—	94	360	—	454
Income taxes	9	—	—	(9)	—
Total Current Assets	1,434	3,304	3,775	(9)	8,504
Property and Equipment – net	—	4,481	3,311	—	7,792
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	91	428	—	519
Other Assets	4	108	648	—	760
Deferred income taxes	20	—	—	(20)	—
Intercompany Receivable	28	—	3,306	(3,334)	—
Investment in Subsidiaries	4,687	3,225	—	(7,912)	—
Total Assets	$6,173	$14,524	$11,896	$(11,275)	$21,318
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$2	$—	$8
Merchandise accounts payable	—	1,086	1,304	—	2,390
Accounts payable and accrued liabilities	7	980	1,233	—	2,220
Income taxes	—	36	78	(9)	105
Deferred income taxes	—	301	80	—	381
Total Current Liabilities	7	2,409	2,697	(9)	5,104
Long-Term Debt	—	7,154	21	—	7,175
Intercompany Payable	—	3,330	4	(3,334)	—
Deferred Income Taxes	—	576	748	(20)	1,304
Other Liabilities	66	489	1,080	—	1,635
Shareholders' Equity	6,100	566	7,346	(7,912)	6,100
Total Liabilities and Shareholders' Equity	$6,173	$14,524	$11,896	$(11,275)	$21,318

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended May 3, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,918	$5,470	$(2,109)	$6,279
Cost of sales	—	(1,886)	(4,046)	2,096	(3,836)
Gross margin	—	1,032	1,424	(13)	2,443
Selling, general and administrative expenses	(2)	(1,008)	(1,003)	13	(2,000)
Operating income (loss)	(2)	24	421	—	443
Interest (expense) income, net:
External	—	(100)	—	—	(100)
Intercompany	—	(58)	58	—	—
Equity in earnings of subsidiaries	225	66	—	(291)	—
Income (loss) before income taxes	223	(68)	479	(291)	343
Federal, state and local income tax benefit (expense)	1	38	(158)	—	(119)
Net income (loss)	$224	$(30)	$321	$(291)	$224
Comprehensive income (loss)	$228	$(26)	$323	$(297)	$228

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 3, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$224	$(30)	$321	$(291)	$224
Equity in earnings of subsidiaries	(225)	(66)	—	291	—
Dividends received from subsidiaries	167	—	—	(167)	—
Depreciation and amortization	—	113	140	—	253
(Increase) decrease in working capital	87	(53)	(418)	—	(384)
Other, net	5	(15)	3	—	(7)
Net cash provided (used) by operating activities	258	(51)	46	(167)	86
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	1	(103)	—	(102)
Other, net	—	1	5	—	6
Net cash provided (used) by investing activities	—	2	(98)	—	(96)
Cash flows from financing activities:
Debt repaid	—	(4)	(1)	—	(5)
Dividends paid	(92)	—	(167)	167	(92)
Common stock acquired, net of issuance of common stock	(277)	—	—	—	(277)
Intercompany activity, net	(370)	121	249	—	—
Other, net	(49)	(23)	61	—	(11)
Net cash provided (used) by financing activities	(788)	94	142	167	(385)
Net increase (decrease) in cash and cash equivalents	(530)	45	90	—	(395)
Cash and cash equivalents at beginning of period	1,955	84	234	—	2,273
Cash and cash equivalents at end of period	$1,425	$129	$324	$—	$1,878

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of February 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,955	$84	$234	$—	$2,273
Receivables	—	102	336	—	438
Merchandise inventories	—	2,896	2,661	—	5,557
Prepaid expenses and other current assets	—	103	317	—	420
Income taxes	80	—	—	(80)	—
Total Current Assets	2,035	3,185	3,548	(80)	8,688
Property and Equipment – net	—	4,590	3,340	—	7,930
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	97	430	—	527
Other Assets	4	101	641	—	746
Deferred Income Taxes	19	—	—	(19)	—
Intercompany Receivable	—	—	3,561	(3,561)	—
Investment in Subsidiaries	4,625	3,157	—	(7,782)	—
Total Assets	$6,683	$14,445	$11,948	$(11,442)	$21,634
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$461	$2	$—	$463
Merchandise accounts payable	—	760	931	—	1,691
Accounts payable and accrued liabilities	10	1,265	1,535	—	2,810
Income taxes	—	80	362	(80)	362
Deferred income taxes	—	315	85	—	400
Total Current Liabilities	10	2,881	2,915	(80)	5,726
Long-Term Debt	—	6,708	20	—	6,728
Intercompany Payable	362	3,199	—	(3,561)	—
Deferred Income Taxes	—	544	748	(19)	1,273
Other Liabilities	62	522	1,074	—	1,658
Shareholders' Equity (Deficit)	6,249	591	7,191	(7,782)	6,249
Total Liabilities and Shareholders' Equity	$6,683	$14,445	$11,948	$(11,442)	$21,634

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of the following discussion, all references to "first quarter of 2014" and "first quarter of 2013" are to the Company's 13-week fiscal periods ended May 3, 2014 and May 4, 2013, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2013 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2013 10-K (particularly in "Risk Factors").
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via computers or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate online, via computers or mobile devices. As of May 2014, nearly all Macy's stores are fulfilling orders from other stores and/or online, compared to 500 Macy's stores as of February 1, 2014. Also, by August of 2014, nearly all stores are expected to be fulfilling orders for pick-up related to online purchases.
Macy's Magic Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience and all other customer interactions.
The Company did not open any new stores during the first quarter of 2014, but intends to open three new Macy's stores and one Bloomingdale's replacement store in the remainder of fiscal 2014. During the first quarter of 2013, the Company opened one new Macy's store and also expanded into an additional Macy's location in an existing mall.
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
Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable sales in fiscal 2014 will increase in the range of 2.5% to 3.0% from 2013 levels and that its diluted earnings per share in fiscal 2014 will be in the range of $4.40 to $4.50.

Results of Operations
Comparison of the First Quarter of 2014 and the First Quarter of 2013

	First Quarter of 2014		First Quarter of 2013
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$6,279		$6,387
Increase (decrease) in sales	(1.7)%		4.0%
Increase (decrease) in comparable sales	(1.6)%		3.8%
Cost of sales	(3,836)	(61.1)%	(3,911)	(61.2)%
Gross margin	2,443	38.9%	2,476	38.8%
Selling, general and administrative expenses	(2,000)	(31.8)%	(2,041)	(32.0)%
Operating income	443	7.1%	435	6.8%
Interest expense - net	(100)		(97)
Income before income taxes	343		338
Federal, state and local income tax expense	(119)		(121)
Net income	$224	3.6%	$217	3.4%

Diluted earnings per share	$.60		$.55
Net Income
Net income for the first quarter of 2014 increased $7 million or 3.2% compared to the first quarter of 2013, reflecting a higher gross margin rate and lower selling, general and administrative expenses in dollars and rate, partially offset by the impact of lower net sales in the first quarter of 2014.
Net Sales
Net sales for the first quarter of 2014 decreased $108 million or 1.7% compared to the first quarter of 2013. On a comparable basis, net sales for the first quarter of 2014 were down 1.6% compared to the first quarter of 2013. Together with sales of departments licensed to third parties, first quarter of 2014 sales on a comparable basis were down 0.8%. (See page 20 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information.) Sales in the first quarter of 2014 were negatively impacted by a shift in the timing of a promotional event such that a portion of the resultant sales occurred after the end of the first quarter of 2014, as well as the weather. Geographically, sales in the first quarter of 2014 were stronger in the southern regions, which were impacted to a lesser degree by the weather. By family of business, sales in the first quarter of 2014 were stronger in handbags, impulse apparel for the millennial customer, active, kids and intimate apparel. There was positive momentum in juniors sales in the first quarter of 2014, and also sales of departments licensed to third parties performed well. Sales in the first quarter of 2014 were weakest in the home categories, including big ticket.

MACY'S, INC.

Cost of Sales
Cost of sales for the first quarter of 2014 decreased $75 million and the cost of sales rate as a percent to net sales of 61.1% was 10 basis points lower, compared to the first quarter of 2013. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the first quarter of 2014 decreased $41 million or 2.0% from the first quarter of 2013. The SG&A rate as a percent to net sales of 31.8% was 20 basis points lower in the first quarter of 2014, as compared to the first quarter of 2013. SG&A expenses in the first quarter of 2014 benefited from lower retirement expenses (including Pension Plan, SERP and 401(k) expenses), the impact of the cost reduction initiatives implemented at fiscal 2013 year-end, higher income from credit operations, lower expense in sales variable areas, and lower advertising expenses due to a timing shift of advertising spend which will impact the remainder of fiscal 2014, partially offset by the continued investments in the Company's omnichannel operations. Retirement expenses were $19 million in the first quarter of 2014, compared to $58 million in the first quarter of 2013. Income from credit operations was $171 million in the first quarter of 2014, compared to $166 million in the first quarter of 2013, reflecting continued profitability of the portfolio.
Net Interest Expense
Net interest expense for the first quarter of 2014 increased $3 million from the first quarter of 2013. The increase in net interest expense for the first quarter of 2014 was due to higher levels of outstanding borrowings as compared to the first quarter of 2013.
 Effective Tax Rate
The Company's effective tax rate of 34.7% for the first quarter of 2014 and 35.8% for the first quarter of 2013 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing changes in comparable sales including the impact of growth in comparable sales of departments licensed to third parties supplementally to its results of operations calculated in accordance with GAAP assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated (e.g. the conversion in 2013 of most of the Company's previously owned athletic footwear business to licensed Finish Line shops).
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

	First Quarter of 2014	First Quarter of 2013

Increase (decrease) in comparable sales (note 1)	(1.6)%	3.8%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.8%	0.6%
Increase (decrease) in comparable sales including impact of growth in comparable sales of departments licensed to third parties	(0.8)%	4.4%
Notes:

(1)
Represents the period-to-period percentage change in net sales from stores in operation throughout 2014 and 2013 and all net Internet sales, excluding commissions from departments licensed to third parties. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.

(2)
Represents the impact on comparable sales of including the sales of departments licensed to third parties occurring in stores in operation throughout 2014 and 2013 and via the Internet in the calculation. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP.

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in the first quarter of 2014 was $86 million, compared to $298 million provided in the first quarter of 2013, due to lower merchandise payables relating to the timing of inventory receipts and the payout of costs associated with the cost reduction initiatives implemented at fiscal 2013 year-end.
Investing Activities
Net cash used by investing activities was $96 million for the first quarter of 2014, compared to net cash used by investing activities of $107 million for the first quarter 2013. Investing activities for the first quarter of 2014 include purchases of property and equipment totaling $63 million and capitalized software of $49 million, compared to purchases of property and equipment totaling $65 million and capitalized software of $50 million for the first quarter of 2013.
Financing Activities
On May 23, 2014, the Company issued $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024. The Company intends to use the proceeds of this debt to retire $453 million of 5.75% senior unsecured notes maturing July 15, 2014 and for general corporate purposes, which may include working capital, capital expenditures and the repurchase of common stock under its share repurchase program. As a result, this short-term debt was reclassified to long-term debt as of May 3, 2014.
On May 14, 2014, the Company's board of directors declared a quarterly dividend of 31.25 cents per share on its common stock, payable July 1, 2014 to Macy's shareholders of record at the close of business on June 13, 2014. This dividend is an increase from the previous quarterly dividend rate of 25 cents per share and represents the fourth increase in the dividend in the past three years. Over that period, the quarterly dividend has increased more than six-fold from 5 cents per share to 31.25 cents per share.
Net cash used by the Company for financing activities was $385 million for the first quarter 2014, including $403 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $92 million of cash dividends, a decrease in outstanding checks of $11 million, and the repayment of $5 million of debt, partially offset by $126 million from the issuance of common stock, primarily related to the exercise of stock options.
During the first quarter of 2014, the Company repurchased approximately 7.4 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $432 million. As of May 3, 2014, the Company had $1,000 million of authorization remaining under its share repurchase program. On May 14, 2014, the Company's board of directors approved an additional $1,500 million in authorization to purchase common stock, bringing the Company's remaining authorization under its share repurchase program including this increase to $2,500 million. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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
The Company is a party to a credit agreement with certain financial institutions that requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the first quarter of 2014 was 9.37 and its leverage ratio at May 3, 2014 was 1.85, in each case as calculated in accordance with the credit agreement.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 3, 2014, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report of Form 10-K for the fiscal year ended February 1, 2014 as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2014.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
February 2, 2014 – March 1, 2014	1	57.32	—	1,432
March 2, 2014 – April 5, 2014	4,224	58.71	4,199	1,185
April 6, 2014 – May 3, 2014	3,218	57.72	3,218	1,000
	7,443	58.28	7,417
 ___________________

(1)
Commencing in January 2000, he Company's board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $13,500 million of Common Stock as of May 3, 2014. All authorizations are cumulative and do not have an expiration date. As of May 3, 2014, $1,000 million of authorization remained unused. On May 14, 2014, the Company's board of directors approved an additional $1,500 million in authorization to purchase common stock, bringing the Company's remaining authorization under its share repurchase program including this increase to $2,500 million. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

•	changes in relationships with vendors and other product and service providers;

•	currency, interest and exchange rates and other capital market, economic and geo-political conditions;

•	severe or unseasonable weather, possible outbreaks of epidemic or pandemic diseases and natural disasters;

•	unstable political conditions, civil unrest, terrorist activities and armed conflicts;

•	the possible inability of the Company's manufacturers or transporters to deliver products in a timely manner or meet the Company's quality standards;

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

4.1
Sixth Supplemental Trust Indenture, dated as of May 23, 2014, among Macy's Retail Holdings, Inc., as issuer, Macy's, Inc., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Macy's, Inc. Current Report on Form 8-K (File No. 001-13536) filed on May 23, 2014)

10.1	Macy's Amended and Restated 2009 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 19, 2014)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, filed on June 9, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: June 9, 2014