Form 10-Q
period 2014-08-02
Macy's, Inc.
filed 2014-09-08
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2014
Common Stock, $0.01 par value per share	353,126,894 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$6,267	$6,066	$12,546	$12,453
Cost of sales	(3,672)	(3,533)	(7,508)	(7,444)
Gross margin	2,595	2,533	5,038	5,009
Selling, general and administrative expenses	(2,024)	(1,999)	(4,024)	(4,040)
Operating income	571	534	1,014	969
Interest expense	(101)	(97)	(201)	(194)
Interest income	1	1	1	1
Income before income taxes	471	438	814	776
Federal, state and local income tax expense	(179)	(157)	(298)	(278)
Net income	$292	$281	$516	$498
Basic earnings per share	$.81	$.73	$1.42	$1.29
Diluted earnings per share	$.80	$.72	$1.40	$1.27

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$292	$281	$516	$498
Other comprehensive income:
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	7	41	13	79
Tax effect related to items of other comprehensive income	(3)	(17)	(5)	(31)
Total other comprehensive income, net of tax effect	4	24	8	48
Comprehensive income	$296	$305	$524	$546

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,630	$2,273	$1,424
Receivables	352	438	347
Merchandise inventories	5,416	5,557	5,357
Prepaid expenses and other current assets	399	420	387
Total Current Assets	7,797	8,688	7,515
Property and Equipment - net of accumulated depreciation and amortization of $6,453, $6,066 and $6,345	7,771	7,930	8,001
Goodwill	3,743	3,743	3,743
Other Intangible Assets – net	512	527	543
Other Assets	796	746	629
Total Assets	$20,619	$21,634	$20,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$483	$463	$575
Merchandise accounts payable	1,990	1,691	2,064
Accounts payable and accrued liabilities	2,150	2,810	2,043
Income taxes	120	362	67
Deferred income taxes	393	400	422
Total Current Liabilities	5,136	5,726	5,171
Long-Term Debt	6,742	6,728	6,339
Deferred Income Taxes	1,287	1,273	1,217
Other Liabilities	1,647	1,658	1,849
Shareholders’ Equity	5,807	6,249	5,855
Total Liabilities and Shareholders’ Equity	$20,619	$21,634	$20,431

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	26 Weeks Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$516	$498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507	504
Stock-based compensation expense	38	32
Amortization of financing costs and premium on acquired debt	(3)	(5)
Changes in assets and liabilities:
Decrease in receivables	86	41
(Increase) decrease in merchandise inventories	141	(49)
Increase in prepaid expenses and other current assets	(14)	(21)
(Increase) decrease in other assets not separately identified	(31)	1
Increase in merchandise accounts payable	276	442
Decrease in accounts payable and accrued liabilities not separately identified	(621)	(560)
Decrease in current income taxes	(242)	(288)
Increase (decrease) in deferred income taxes	2	(37)
Increase (decrease) in other liabilities not separately identified	(9)	106
Net cash provided by operating activities	646	664
Cash flows from investing activities:
Purchase of property and equipment	(245)	(206)
Capitalized software	(116)	(110)
Disposition of property and equipment	24	5
Other, net	49	(5)
Net cash used by investing activities	(288)	(316)
Cash flows from financing activities:
Debt issued	500	—
Financing costs	(4)	(3)
Debt repaid	(459)	(7)
Dividends paid	(204)	(173)
Increase (decrease) in outstanding checks	(61)	2
Acquisition of treasury stock	(922)	(785)
Issuance of common stock	149	206
Net cash used by financing activities	(1,001)	(760)
Net decrease in cash and cash equivalents	(643)	(412)
Cash and cash equivalents beginning of period	2,273	1,836
Cash and cash equivalents end of period	$1,630	$1,424
Supplemental cash flow information:
Interest paid	$202	$190
Interest received	1	1
Income taxes paid (net of refunds received)	495	512

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 840 stores, including thirteen Bloomingdale's Outlets, in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other component of total comprehensive income for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013 is the amortization of post employment and postretirement plan items. These reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	August 2, 2014			August 3, 2013
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$292		358.3	$281		381.6
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$292		359.2	$281		382.5
Basic earnings per share		$.81			$.73
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.2			6.8
	$292		365.4	$281		389.3
Diluted earnings per share		$.80			$.72

	26 Weeks Ended
	August 2, 2014			August 3, 2013
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$516		361.5	$498		384.3
Shares to be issued under deferred compensation and other plans			1.0			1.0
	$516		362.5	$498		385.3
Basic earnings per share		$1.42			$1.29
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.5			6.6
	$516		369.0	$498		391.9
Diluted earnings per share		$1.40			$1.27

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 3.2 million shares of common stock, 23,000 shares of restricted stock and restricted stock units relating to 0.9 million shares of common stock were outstanding at August 2, 2014, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended August 2, 2014 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	26 Weeks Ended
	August 2, 2014	August 3, 2013
	(millions)
5.75% Senior notes due 2014	$453	$—
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	3	4
	$459	$7
During the 26 weeks ended August 2, 2014, the Company repurchased approximately 16.3 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $949 million. As of August 2, 2014, the Company had $1,983 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On May 23, 2014, the Company issued $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024. On July 15, 2014, the Company repaid $453 million of 5.75% senior unsecured notes at maturity.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Expense related to matching contributions for the 401(k) defined contribution plan amounted to $25 million and $50 million for the 13 and 26 weeks ended August 2, 2014, respectively, and $5 million and $10 million for the 13 and 26 weeks ended August 3, 2013, respectively. The actuarially determined components of the net periodic benefit cost (income) are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(millions)
Pension Plan
Service cost	$1	$28	$3	$56
Interest cost	37	35	75	71
Expected return on assets	(62)	(61)	(123)	(121)
Recognition of net actuarial loss	7	36	13	71
Amortization of prior service credit	—	—	—	—
	$(17)	$38	$(32)	$77
Supplementary Retirement Plan
Service cost	$—	$1	$—	$3
Interest cost	9	8	17	16
Recognition of net actuarial loss	1	6	2	10
Amortization of prior service cost	—	—	—	—
	$10	$15	$19	$29
Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	2	2	4	5
Recognition of net actuarial gain	(1)	(1)	(2)	(2)
Amortization of prior service cost	—	—	—	—
	$1	$1	$2	$3

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	August 2, 2014				August 3, 2013
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$91	$—	$91	$—	$74	$—	$74	$—

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt:

	August 2, 2014			August 3, 2013
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,544	$6,713	$7,375	$6,125	$6,308	$6,650
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
During the second quarter of fiscal 2014, the Company completed its annual impairment test of goodwill and indefinite lived intangible assets and determined that goodwill and indefinite lived intangible assets were not impaired as of May 31, 2014.
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
Condensed Consolidating Balance Sheets as of August 2, 2014, August 3, 2013 and February 1, 2014, the related Condensed Consolidating Statements of Comprehensive Income for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended August 2, 2014 and August 3, 2013 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of August 2, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,287	$85	$258	$—	$1,630
Receivables	—	91	261	—	352
Merchandise inventories	—	2,799	2,617	—	5,416
Prepaid expenses and other current assets	6	94	299	—	399
Income taxes	34	—	—	(34)	—
Total Current Assets	1,327	3,069	3,435	(34)	7,797
Property and Equipment – net	—	4,438	3,333	—	7,771
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	85	427	—	512
Other Assets	4	123	669	—	796
Deferred Income Taxes	20	—	—	(20)	—
Intercompany Receivable	—	—	3,412	(3,412)	—
Investment in Subsidiaries	4,832	3,340	—	(8,172)	—
Total Assets	$6,183	$14,370	$11,704	$(11,638)	$20,619
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$481	$2	$—	$483
Merchandise accounts payable	—	926	1,064	—	1,990
Accounts payable and accrued liabilities	122	951	1,077	—	2,150
Income taxes	—	45	109	(34)	120
Deferred income taxes	—	305	88	—	393
Total Current Liabilities	122	2,708	2,340	(34)	5,136
Long-Term Debt	—	6,722	20	—	6,742
Intercompany Payable	188	3,224	—	(3,412)	—
Deferred Income Taxes	—	568	739	(20)	1,287
Other Liabilities	66	482	1,099	—	1,647
Shareholders' Equity	5,807	666	7,506	(8,172)	5,807
Total Liabilities and Shareholders' Equity	$6,183	$14,370	$11,704	$(11,638)	$20,619

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended August 2, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,961	$5,008	$(1,702)	$6,267
Cost of sales	—	(1,778)	(3,582)	1,688	(3,672)
Gross margin	—	1,183	1,426	(14)	2,595
Selling, general and administrative expenses	(2)	(1,044)	(992)	14	(2,024)
Operating income (loss)	(2)	139	434	—	571
Interest (expense) income, net:
External	—	(100)	—	—	(100)
Intercompany	—	(58)	58	—	—
Equity in earnings of subsidiaries	293	113	—	(406)	—
Income before income taxes	291	94	492	(406)	471
Federal, state and local income tax benefit (expense)	1	3	(183)	—	(179)
Net income	$292	$97	$309	$(406)	$292
Comprehensive income	$296	$101	$311	$(412)	$296

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended August 2, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$5,879	$10,478	$(3,811)	$12,546
Cost of sales	—	(3,664)	(7,628)	3,784	(7,508)
Gross margin	—	2,215	2,850	(27)	5,038
Selling, general and administrative expenses	(4)	(2,052)	(1,995)	27	(4,024)
Operating income (loss)	(4)	163	855	—	1,014
Interest (expense) income, net:
External	—	(200)	—	—	(200)
Intercompany	—	(116)	116	—	—
Equity in earnings of subsidiaries	518	179	—	(697)	—
Income before income taxes	514	26	971	(697)	814
Federal, state and local income tax benefit (expense)	2	41	(341)	—	(298)
Net income	$516	$67	$630	$(697)	$516
Comprehensive income	$524	$75	$634	$(709)	$524

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 2, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$516	$67	$630	$(697)	$516
Equity in earnings of subsidiaries	(518)	(179)	—	697	—
Dividends received from subsidiaries	319	—	—	(319)	—
Depreciation and amortization	—	225	282	—	507
(Increase) decrease in working capital	55	(48)	(381)	—	(374)
Other, net	6	(27)	18	—	(3)
Net cash provided by operating activities	378	38	549	(319)	646
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(61)	(276)	—	(337)
Other, net	—	6	43	—	49
Net cash used by investing activities	—	(55)	(233)	—	(288)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	42	(1)	—	41
Dividends paid	(204)	—	(319)	319	(204)
Common stock acquired, net of issuance of common stock	(773)	—	—	—	(773)
Intercompany activity, net	(137)	8	129	—	—
Other, net	68	(32)	(101)	—	(65)
Net cash provided (used) by financing activities	(1,046)	18	(292)	319	(1,001)
Net increase (decrease) in cash and cash equivalents	(668)	1	24	—	(643)
Cash and cash equivalents at beginning of period	1,955	84	234	—	2,273
Cash and cash equivalents at end of period	$1,287	$85	$258	$—	$1,630

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

For purposes of the following discussion, all references to "second quarter of 2014" and "second quarter of 2013" are to the Company's 13-week fiscal periods ended August 2, 2014 and August 3, 2013, respectively, and all references to "2014" and "2013" are to the Company's 26-week fiscal periods ended August 2, 2014 and August 3, 2013, respectively.
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
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 840 stores, including thirteen Bloomingdale's Outlets, in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com and bloomingdales.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via computers or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate online, via computers or mobile devices. As of August 2, 2014, nearly all Macy's and Bloomingdale's stores are fulfilling orders from other stores and/or online for shipment, compared to 500 Macy's stores as of February 1, 2014. Also, as of August 2, 2014 nearly all Macy's and Bloomingdale's stores are fulfilling orders for store pick-up related to online purchases.
Macy's Magic Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience and all other customer interactions.
The Company opened a new Macy's store in August 2014 and intends to open two new Macy's stores and one Bloomingdale's replacement store in the remainder of fiscal 2014. Also in August 2014, the Company closed two Macy's locations. During 2013, the Company opened two new Macy's stores, one new Bloomingdale's Outlet store, and also expanded into an additional Macy's location in an existing mall.
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

MACY'S, INC.

All economic conditions ultimately affect the Company's overall operations. However, the effects of economic conditions can be experienced differently and at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to the Company's Macy's-branded and Bloomingdale's-branded operations.
Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable sales in fiscal 2014 will increase in the range of 1.5% to 2.0% from 2013 levels and that its diluted earnings per share in fiscal 2014 will be in the range of $4.40 to $4.50.

Results of Operations
Comparison of the Second Quarter of 2014 and the Second Quarter of 2013

	Second Quarter of 2014		Second Quarter of 2013
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$6,267		$6,066
Increase (decrease) in sales	3.3%		(0.8)%
Increase (decrease) in comparable sales	3.4%		(0.8)%
Cost of sales	(3,672)	(58.6)%	(3,533)	(58.2)%
Gross margin	2,595	41.4%	2,533	41.8%
Selling, general and administrative expenses	(2,024)	(32.3)%	(1,999)	(33.0)%
Operating income	571	9.1%	534	8.8%
Interest expense - net	(100)		(96)
Income before income taxes	471		438
Federal, state and local income tax expense	(179)		(157)
Net income	$292	4.7%	$281	4.6%

Diluted earnings per share	$.80		$.72
Diluted Earnings Per Share
Diluted earnings per share for the second quarter of 2014 increased $.08 or 11.1% compared to the second quarter of 2013, reflecting higher net income and lower average diluted shares.
Net Income
Net income for the second quarter of 2014 increased $11 million or 3.9% compared to the second quarter of 2013, reflecting higher net sales and gross margin in dollars, partially offset by higher selling, general and administrative expenses in dollars, higher interest expense and income taxes.
Net Sales
Net sales for the second quarter of 2014 increased $201 million or 3.3% compared to the second quarter of 2013. On a comparable basis, net sales for the second quarter of 2014 were up 3.4% compared to the second quarter of 2013. Comparable sales together with comparable sales of departments licensed to third parties were up 4.0 percent in the second quarter of 2014. The Company believes that the combination of the two provides a useful measure for assessing changes in total customer demand at Macy's and Bloomingdale's. (See page 24 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information.) Sales in the second quarter of 2014 benefited by a shift in the timing of a promotional event such that a portion of the resultant sales occurred during the second quarter of 2014, as compared to exclusively in the first quarter of 2013. Geographically, sales in the second quarter of 2014 continued to be stronger in the southern regions, particularly southern California and Texas, and also in certain individual store locations in northern regions, most notably Herald Square in New York City. By family of business, sales in the second quarter of 2014 were stronger in center core categories (including handbags), in the back to school businesses (including juniors, impulse apparel for the millennial customer, active and kids), and also furniture and mattresses. Sales in the second quarter of 2014 were weaker in both women's and men's sportswear and non-athletic shoes.

MACY'S, INC.

Cost of Sales
Cost of sales for the second quarter of 2014 increased $139 million and the cost of sales rate as a percent to net sales of 58.6% was 40 basis points higher, compared to the second quarter of 2013. The increase in cost of sales reflects higher markdowns as a percent to sales as well as the growth in the omnichannel business and the resultant impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for the second quarter of 2014 increased $25 million or 1.3% from the second quarter of 2013. The SG&A rate as a percent to net sales of 32.3% was 70 basis points lower in the second quarter of 2014, as compared to the second quarter of 2013. SG&A expenses in the second quarter of 2014 benefited from lower retirement expenses (including Pension Plan, SERP and 401(k) expenses), the impact of the cost reduction initiatives implemented at fiscal 2013 year-end and higher income from credit operations, partially offset by the continued investments in the Company's omnichannel operations. Retirement expenses were $18 million in the second quarter of 2014, compared to $58 million in the second quarter of 2013, reflecting the recent changes to the Company's retirement plans. Income from credit operations was $183 million in the second quarter of 2014, compared to $177 million in the second quarter of 2013, reflecting continued profitability of the portfolio.
Net Interest Expense
Net interest expense for the second quarter of 2014 increased $4 million from the second quarter of 2013. The increase in net interest expense for the second quarter of 2014 was due to higher levels of outstanding borrowings as compared to the second quarter of 2013, partially due to the issuance of new debt prior to the repayment of debt at maturity during the second quarter of 2014.
 Effective Tax Rate
The Company's effective tax rate of 37.9% for the second quarter of 2014 and 35.9% for the second quarter of 2013 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.
Comparison of 26 Weeks Ended August 2, 2014 and August 3, 2013

	2014		2013
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$12,546		$12,453
Increase in sales	0.7%		1.6%
Increase in comparable sales	0.8%		1.5%
Cost of sales	(7,508)	(59.8)%	(7,444)	(59.8)%
Gross margin	5,038	40.2%	5,009	40.2%
Selling, general and administrative expenses	(4,024)	(32.1)%	(4,040)	(32.4)%
Operating income	1,014	8.1%	969	7.8%
Interest expense - net	(200)		(193)
Income before income taxes	814		776
Federal, state and local income tax expense	(298)		(278)
Net income	$516	4.1%	$498	4.0%

Diluted earnings per share	$1.40		$1.27
Diluted Earnings Per Share
Diluted earnings per share for the 2014 increased $.13 or 10.2% compared to the 2013, reflecting higher net income and lower average diluted shares.

MACY'S, INC.

Net Income
Net income for 2014 increased $18 million or 3.6% compared to 2013, reflecting higher net sales and gross margin and a lower selling, general and administrative expenses in dollars and rate, partially offset by the impact of a higher interest expense and income taxes.
Net Sales
Net sales for 2014 increased $93 million or 0.7% compared to 2013. On a comparable basis, net sales for 2014 were up 0.8% compared to 2013. Comparable sales together with comparable sales of departments licensed to third parties were up 1.5% in 2014. The Company believes that the combination of the two provides a useful measure for assessing changes in total customer demand at Macy's and Bloomingdale's. (See page 24 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information.) Geographically, sales in 2014 were stronger in the southern regions, which were impacted to a lesser degree by the weather in the first quarter of 2014. By family of business, sales in 2014 were stronger in handbags, impulse apparel for the millennial customer, active and kids. Sales in 2014 were weaker in non-athletic shoes.
Cost of Sales
Cost of sales for 2014 increased $64 million from 2013 and the cost of sales rate as a percent to net sales for both 2014 and 2013 was 59.8%. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
SG&A expenses for 2014 decreased $16 million or 0.4% from 2013. The SG&A rate as a percent to net sales of 32.1% was 30 basis points lower in 2014, as compared to 2013. SG&A expenses in 2014 benefited from lower retirement expenses (including Pension Plan, SERP and 401(k) expenses), the impact of the cost reduction initiatives implemented at fiscal 2013 year-end and higher income from credit operations, partially offset by the continued investments in the Company's omnichannel operations. Retirement expenses were $37 million in 2014, compared to $116 million in 2013, reflecting the recent changes to the Company's retirement plans. Income from credit operations was $354 million in 2014, compared to $343 million in 2013, reflecting continued profitability of the portfolio.
Net Interest Expense
Net interest expense for 2014 increased $7 million from 2013. The increase in net interest expense for 2014 was due to higher levels of outstanding borrowings as compared to 2013, partially due to the issuance of new debt prior to the repayment of debt at maturity during the second quarter of 2014.
 Effective Tax Rate
The Company's effective tax rate of 36.6% for 2014 and 35.9% for 2013 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

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
See the tables below for supplemental financial data and a corresponding reconciliation to the most directly comparable GAAP financial measure. The Company's non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial results prepared in accordance with GAAP. Certain of the items that may be excluded or included in these non-GAAP financial measures may be significant items that could impact the Company's financial position, results of operations and cash flows and should therefore be considered in assessing the Company's actual financial condition and performance. Additionally, the amounts received by the Company on account of sales of departments licensed to third parties are limited to commissions received on such sales. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.

	Second Quarter of 2014	Second Quarter of 2013

Increase (decrease) in comparable sales (note 1)	3.4%	(0.8)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.6%	1.1%
Increase in comparable sales including impact of growth in comparable sales of departments licensed to third parties	4.0%	0.3%

	2014	2013

Increase in comparable sales (note 1)	0.8%	1.5%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.7%	0.9%
Increase in comparable sales including impact of growth in comparable sales of departments licensed to third parties	1.5%	2.4%

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

(2)
Represents the impact on comparable sales of including the sales of departments licensed to third parties occurring in stores in operation throughout 2014 and 2013 and via the Internet in the calculation. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than the sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP. The Company believes that the amounts of commissions earned on sales of departments licensed to third parties are not material to its results of operations for the periods presented.

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2014 was $646 million, compared to $664 million provided in 2013, due to lower merchandise payables, relating to the timing of inventory receipts, and the decrease in accounts payable and accrued liabilities including the payout of costs associated with the cost reduction initiatives implemented at fiscal 2013 year-end, partially offset by a decrease in merchandise inventories in 2014 compared to an increase in 2013.
Investing Activities
Net cash used by investing activities was $288 million for 2014, compared to net cash used by investing activities of $316 million for 2013. Investing activities for 2014 include purchases of property and equipment totaling $245 million and capitalized software of $116 million, compared to purchases of property and equipment totaling $206 million and capitalized software of $110 million for 2013.
Financing Activities
Net cash used by the Company for financing activities was $1,001 million for 2014, including $922 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $204 million of cash dividends, a decrease in outstanding checks of $61 million, and the repayment of $459 million of debt, partially offset by the issuance of $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024 and $149 million from the issuance of common stock, primarily related to the exercise of stock options.
During 2014, the Company repurchased approximately 16.3 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $949 million. As of August 2, 2014, the Company had $1,983 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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
The Company is a party to a credit agreement with certain financial institutions that requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the second quarter of 2014 was 9.38 and its leverage ratio at August 2, 2014 was 1.84, in each case as calculated in accordance with the credit agreement.
On August 22, 2014, the Company's board of directors declared a quarterly dividend of 31.25 cents per share on its common stock, payable October 1, 2014 to Macy's shareholders of record at the close of business on September 15, 2014.
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

MACY'S, INC.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 2, 2014, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2014.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
May 4, 2014 – May 31, 2014	1,574	57.97	1,574	2,408
June 1, 2014 – July 5, 2014	3,967	58.59	3,967	2,176
July 6, 2014 – August 2, 2014	3,339	57.85	3,339	1,983
	8,880	58.20	8,880
 ___________________

(1)
Commencing in January 2000, the Company's board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $15 billion of Common Stock as of August 2, 2014. All authorizations are cumulative and do not have an expiration date. As of August 2, 2014, $1,983 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

10.1+
Letter Agreement, dated May 22, 2014, by and among Macy’s, Inc., FDS Bank, Macy’s Credit and Customer Services, Inc., Macy’s West Stores, Inc., Bloomingdales, Inc., and Department Stores National Bank, a national banking association (as assignee of Citibank, N.A.)

10.2	Amended and Restated Time Sharing Agreement between Macy's, Inc., Macy's Corporate Services, Inc. and Terry J. Lundgren, dated August 21, 2014 *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, filed on September 8, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: September 8, 2014