Form 10-Q
period 2014-11-01
Macy's, Inc.
filed 2014-12-08
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 28, 2014
Common Stock, $0.01 par value per share	345,286,715 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$6,195	$6,276	$18,741	$18,729
Cost of sales	(3,766)	(3,817)	(11,274)	(11,261)
Gross margin	2,429	2,459	7,467	7,468
Selling, general and administrative expenses	(2,007)	(2,099)	(6,031)	(6,139)
Operating income	422	360	1,436	1,329
Interest expense	(97)	(97)	(298)	(291)
Interest income	1	1	2	2
Income before income taxes	326	264	1,140	1,040
Federal, state and local income tax expense	(109)	(87)	(407)	(365)
Net income	$217	$177	$733	$675
Basic earnings per share	$.62	$.47	$2.04	$1.77
Diluted earnings per share	$.61	$.47	$2.01	$1.74

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$217	$177	$733	$675
Other comprehensive income:
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	5	38	18	117
Tax effect related to items of other comprehensive income	(2)	(14)	(7)	(45)
Total other comprehensive income, net of tax effect	3	24	11	72
Comprehensive income	$220	$201	$744	$747

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,048	$2,273	$1,171
Receivables	292	438	276
Merchandise inventories	7,789	5,557	7,716
Prepaid expenses and other current assets	424	420	397
Total Current Assets	9,553	8,688	9,560
Property and Equipment - net of accumulated depreciation and amortization of $6,633, $6,066 and $6,555	7,787	7,930	7,950
Goodwill	3,743	3,743	3,743
Other Intangible Assets – net	504	527	535
Other Assets	838	746	658
Total Assets	$22,425	$21,634	$22,446
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$76	$463	$465
Merchandise accounts payable	3,814	1,691	3,897
Accounts payable and accrued liabilities	2,563	2,810	2,323
Income taxes	114	362	78
Deferred income taxes	396	400	423
Total Current Liabilities	6,963	5,726	7,186
Long-Term Debt	7,143	6,728	6,732
Deferred Income Taxes	1,314	1,273	1,225
Other Liabilities	1,654	1,658	1,861
Shareholders’ Equity	5,351	6,249	5,442
Total Liabilities and Shareholders’ Equity	$22,425	$21,634	$22,446

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	39 Weeks Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income	$733	$675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	770	761
Stock-based compensation expense	55	48
Amortization of financing costs and premium on acquired debt	(4)	(7)
Changes in assets and liabilities:
Decrease in receivables	154	102
Increase in merchandise inventories	(2,232)	(2,408)
Increase in prepaid expenses and other current assets	(4)	(25)
(Increase) decrease in other assets not separately identified	(46)	1
Increase in merchandise accounts payable	1,935	2,155
Decrease in accounts payable and accrued liabilities not separately identified	(362)	(320)
Decrease in current income taxes	(248)	(277)
Increase (decrease) in deferred income taxes	29	(43)
Increase (decrease) in other liabilities not separately identified	(3)	157
Net cash provided by operating activities	777	819
Cash flows from investing activities:
Purchase of property and equipment	(483)	(381)
Capitalized software	(190)	(180)
Disposition of property and equipment	79	30
Other, net	(2)	(10)
Net cash used by investing activities	(596)	(541)
Cash flows from financing activities:
Debt issued	500	400
Financing costs	(5)	(10)
Debt repaid	(462)	(121)
Dividends paid	(314)	(267)
Increase in outstanding checks	123	73
Acquisition of treasury stock	(1,456)	(1,228)
Issuance of common stock	208	210
Net cash used by financing activities	(1,406)	(943)
Net decrease in cash and cash equivalents	(1,225)	(665)
Cash and cash equivalents beginning of period	2,273	1,836
Cash and cash equivalents end of period	$1,048	$1,171
Supplemental cash flow information:
Interest paid	$284	$268
Interest received	2	1
Income taxes paid (net of refunds received)	565	582

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
The Consolidated Financial Statements for the 13 and 39 weeks ended November 1, 2014 and November 2, 2013, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 1, 2014 and November 2, 2013 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other component of total comprehensive income for the 13 and 39 weeks ended November 1, 2014 and November 2, 2013 is the amortization of post employment and postretirement plan items. These reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	November 1, 2014			November 2, 2013
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$217		350.8	$177		373.9
Shares to be issued under deferred compensation and other plans			0.8			0.9
	$217		351.6	$177		374.8
Basic earnings per share		$.62			$.47
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.1			5.4
	$217		357.7	$177		380.2
Diluted earnings per share		$.61			$.47

	39 Weeks Ended
	November 1, 2014			November 2, 2013
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$733		358.0	$675		380.8
Shares to be issued under deferred compensation and other plans			0.9			1.0
	$733		358.9	$675		381.8
Basic earnings per share		$2.04			$1.77
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			6.3			6.2
	$733		365.2	$675		388.0
Diluted earnings per share		$2.01			$1.74

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 3.2 million shares of common stock and restricted stock units relating to 0.9 million shares of common stock were outstanding at November 1, 2014, but were not included in the computation of diluted earnings per share for the 13 or 39 weeks ended November 1, 2014 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	39 Weeks Ended
	November 1, 2014	November 2, 2013
	(millions)
5.75% Senior notes due 2014	$453	$—
7.625% Senior debentures due 2013	—	109
9.5% amortizing debentures due 2021	4	4
9.75% amortizing debentures due 2021	2	2
Capital leases and other obligations	3	6
	$462	$121
During the 39 weeks ended November 1, 2014, the Company repurchased approximately 25.3 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $1,483 million. As of November 1, 2014, the Company had $1,449 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On November 18, 2014, the Company issued $550 million aggregate principal amount of 4.5% senior notes due 2034. The Company intends to use the proceeds of this debt for general corporate purposes, which may include working capital, capital expenditures, retirement of indebtedness and the repurchase of outstanding common stock.
On November 14, 2014, the Company provided a notice of redemption related to all of the $407 million of 7.875% senior notes due 2015, as allowed under the terms of the indenture. The price for the redemption will be calculated pursuant to the indenture and will result in the recognition of additional interest expense of approximately $16 to $18 million during the 13 weeks ended January 31, 2015. This additional interest expense will be presented as a premium on early retirement of debt on the Consolidated Statements of Income. The redemption is expected to be completed on December 15, 2014, and will be financed with a portion of the proceeds from the debt issuance described above. As a result, this short-term debt was reclassified to long-term debt as of November 1, 2014.
On May 23, 2014, the Company issued $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024. On July 15, 2014, the Company repaid $453 million of 5.75% senior unsecured notes at maturity.
During the 39 weeks ended November 2, 2013, the Company issued $400 million aggregate principal amount of 4.375% senior notes due 2023 and also repaid $109 million of indebtedness at maturity.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Expense related to matching contributions for the 401(k) defined contribution plan amounted to $21 million and $71 million for the 13 and 39 weeks ended November 1, 2014, respectively, and $4 million and $14 million for the 13 and 39 weeks ended November 2, 2013, respectively. The actuarially determined components of the net periodic benefit cost (income) are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(millions)
Pension Plan
Service cost	$2	$28	$5	$84
Interest cost	38	36	113	107
Expected return on assets	(62)	(60)	(185)	(181)
Recognition of net actuarial loss	6	34	19	105
Amortization of prior service credit	—	—	—	—
	$(16)	$38	$(48)	$115
Supplementary Retirement Plan
Service cost	$—	$2	$—	$5
Interest cost	8	8	25	24
Recognition of net actuarial loss	1	4	3	14
Amortization of prior service cost	—	—	—	—
	$9	$14	$28	$43
Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	3	2	7	7
Recognition of net actuarial gain	(2)	—	(4)	(2)
Amortization of prior service cost	—	—	—	—
	$1	$2	$3	$5

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	November 1, 2014				November 2, 2013
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$94	$—	$94	$—	$78	$—	$78	$—

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt:

	November 1, 2014			November 2, 2013
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,947	$7,114	$7,747	$6,522	$6,701	$7,002

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
Condensed Consolidating Balance Sheets as of November 1, 2014, November 2, 2013 and February 1, 2014, the related Condensed Consolidating Statements of Comprehensive Income for the 13 and 39 weeks ended November 1, 2014 and November 2, 2013, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended November 1, 2014 and November 2, 2013 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of November 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$650	$105	$293	$—	$1,048
Receivables	—	58	234	—	292
Merchandise inventories	—	3,997	3,792	—	7,789
Prepaid expenses and other current assets	—	95	329	—	424
Income taxes	—	—	—	—	—
Total Current Assets	650	4,255	4,648	—	9,553
Property and Equipment – net	—	4,447	3,340	—	7,787
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	80	424	—	504
Other Assets	3	135	700	—	838
Deferred Income Taxes	15	—	—	(15)	—
Intercompany Receivable	245	—	5,106	(5,351)	—
Investment in Subsidiaries	4,596	3,362	—	(7,958)	—
Total Assets	$5,509	$15,594	$14,646	$(13,324)	$22,425
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$75	$1	$—	$76
Merchandise accounts payable	—	1,763	2,051	—	3,814
Accounts payable and accrued liabilities	115	1,067	1,381	—	2,563
Income taxes	3	38	73	—	114
Deferred income taxes	—	310	86	—	396
Total Current Liabilities	118	3,253	3,592	—	6,963
Long-Term Debt	—	7,123	20	—	7,143
Intercompany Payable	—	3,641	1,710	(5,351)	—
Deferred Income Taxes	—	524	805	(15)	1,314
Other Liabilities	40	520	1,094	—	1,654
Shareholders' Equity	5,351	533	7,425	(7,958)	5,351
Total Liabilities and Shareholders' Equity	$5,509	$15,594	$14,646	$(13,324)	$22,425

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended November 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,920	$6,338	$(3,063)	$6,195
Cost of sales	—	(1,916)	(4,940)	3,090	(3,766)
Gross margin	—	1,004	1,398	27	2,429
Selling, general and administrative expenses	—	(1,069)	(911)	(27)	(2,007)
Operating income (loss)	—	(65)	487	—	422
Interest (expense) income, net:
External	—	(96)	—	—	(96)
Intercompany	—	(56)	56	—	—
Equity in earnings of subsidiaries	217	21	—	(238)	—
Income (loss) before income taxes	217	(196)	543	(238)	326
Federal, state and local income tax benefit (expense)	—	60	(169)	—	(109)
Net income (loss)	$217	$(136)	$374	$(238)	$217
Comprehensive income (loss)	$220	$(133)	$377	$(244)	$220

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended November 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$8,799	$16,816	$(6,874)	$18,741
Cost of sales	—	(5,580)	(12,568)	6,874	(11,274)
Gross margin	—	3,219	4,248	—	7,467
Selling, general and administrative expenses	(2)	(3,122)	(2,907)	—	(6,031)
Operating income (loss)	(2)	97	1,341	—	1,436
Interest (expense) income, net:
External	—	(296)	—	—	(296)
Intercompany	—	(172)	172	—	—
Equity in earnings of subsidiaries	735	200	—	(935)	—
Income (loss) before income taxes	733	(171)	1,513	(935)	1,140
Federal, state and local income tax benefit (expense)	—	102	(509)	—	(407)
Net income (loss)	$733	$(69)	$1,004	$(935)	$733
Comprehensive income (loss)	$744	$(58)	$1,011	$(953)	$744

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$733	$(69)	$1,004	$(935)	$733
Equity in earnings of subsidiaries	(735)	(200)	—	935	—
Dividends received from subsidiaries	775	1	—	(776)	—
Depreciation and amortization	—	331	439	—	770
(Increase) decrease in working capital	99	(284)	(572)	—	(757)
Other, net	(14)	(29)	74	—	31
Net cash provided (used) by operating activities	858	(250)	945	(776)	777
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(175)	(419)	—	(594)
Other, net	—	6	(8)	—	(2)
Net cash used by investing activities	—	(169)	(427)	—	(596)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	39	(1)	—	38
Dividends paid	(314)	—	(776)	776	(314)
Common stock acquired, net of issuance of common stock	(1,248)	—	—	—	(1,248)
Intercompany activity, net	(553)	416	137	—	—
Other, net	(48)	(15)	181	—	118
Net cash provided (used) by financing activities	(2,163)	440	(459)	776	(1,406)
Net increase (decrease) in cash and cash equivalents	(1,305)	21	59	—	(1,225)
Cash and cash equivalents at beginning of period	1,955	84	234	—	2,273
Cash and cash equivalents at end of period	$650	$105	$293	$—	$1,048

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

For purposes of the following discussion, all references to "third quarter of 2014" and "third quarter of 2013" are to the Company's 13-week fiscal periods ended November 1, 2014 and November 2, 2013, respectively, and all references to "2014" and "2013" are to the Company's 39-week fiscal periods ended November 1, 2014 and November 2, 2013, respectively.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via computers or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by selecting merchandise from other stores or online fulfillment centers for shipment to the customer's door. Likewise, the Company's online fulfillment centers can draw on store inventories nationwide to fill orders that originate online, via computers or mobile devices. Since May 2014, nearly all Macy's and Bloomingdale's stores have been fulfilling orders from other stores and/or online for shipment, compared to 500 Macy's stores as of November 2, 2013. Since August 2014, nearly all Macy's and Bloomingdale's stores have been fulfilling orders for store pick-up related to online purchases, and as of November 1, 2014, same-day delivery pilots are being tested in eight Macy's markets and four Bloomingdale's markets.
Macy's Magic Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience and all other customer interactions.
The Company opened three new Macy's stores and one Bloomingdale's replacement store in 2014. Six Macy's stores have been closed during 2014, three of which were consolidations where Macy's previously had multiple locations within a single mall. During 2013, the Company opened two new Macy's stores, one new Bloomingdale's Outlet store, one Macy's replacement store, and also expanded into an additional Macy's location in an existing mall.
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

MACY'S, INC.

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
Based on its assessment of current and anticipated market conditions and its recent performance, the Company is assuming that its comparable sales in fiscal 2014 will increase in the range of 0.7% to 1.0% from 2013 levels and that its diluted earnings per share in fiscal 2014 will be in the range of $4.25 to $4.35.

Results of Operations
Comparison of the Third Quarter of 2014 and the Third Quarter of 2013

	Third Quarter of 2014		Third Quarter of 2013
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$6,195		$6,276
Increase (decrease) in sales	(1.3)%		3.3%
Increase (decrease) in comparable sales	(1.4)%		3.5%
Cost of sales	(3,766)	(60.8)%	(3,817)	(60.8)%
Gross margin	2,429	39.2%	2,459	39.2%
Selling, general and administrative expenses	(2,007)	(32.4)%	(2,099)	(33.5)%
Operating income	422	6.8%	360	5.7%
Interest expense - net	(96)		(96)
Income before income taxes	326		264
Federal, state and local income tax expense	(109)		(87)
Net income	$217	3.5%	$177	2.8%

Diluted earnings per share	$.61		$.47
Diluted Earnings Per Share
Diluted earnings per share for the third quarter of 2014 increased $.14 or 29.8% compared to the third quarter of 2013, reflecting higher net income and lower average diluted shares.
Net Income
Net income for the third quarter of 2014 increased $40 million or 22.6% compared to the third quarter of 2013, reflecting lower selling, general and administrative (“SG&A”) expenses, partially offset by lower net sales and gross margin, in dollars, and higher income taxes.

MACY'S, INC.

Net Sales
Net sales for the third quarter of 2014 decreased $81 million or 1.3% compared to the third quarter of 2013. On a comparable basis, net sales for the third quarter of 2014 were down 1.4% compared to net sales for the third quarter of 2013 (which were up 3.5% compared to net sales for the third quarter of 2012). Comparable sales together with comparable sales of departments licensed to third parties were down 0.7% for the third quarter of 2014 compared to the third quarter of 2013 (which were up 4.6% compared to the third quarter of 2012). (See page 25 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information.) Sales in the third quarter of 2014 were weaker across the country, although less so in the southern regions and also in certain individual store locations and regions outside of the south, most notably Herald Square in New York City and Colorado. By family of business, sales in the third quarter of 2014 were stronger in handbags, fragrances, active and millennial apparel, and men's. Sales in the third quarter of 2014 were weaker in the soft home business (particularly housewares and textiles), women's shoes, cosmetics, non-millennial feminine apparel and kids.
Cost of Sales
Cost of sales for the third quarter of 2014 decreased $51 million and the cost of sales rate as a percent to net sales for both the third quarter of 2014 and the third quarter of 2013 was 60.8%. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
SG&A expenses for the third quarter of 2014 decreased $92 million or 4.4% from the third quarter of 2013. The SG&A rate as a percent to net sales of 32.4% was 110 basis points lower in the third quarter of 2014, as compared to the third quarter of 2013. SG&A expenses in the third quarter of 2014 benefited from a delay in certain marketing expenses to drive sales in the fourth quarter, gains on the sale of or lease settlements related to certain office buildings, stores and surplus properties, lower retirement expenses (including Pension Plan, SERP and 401(k) expenses), the impact of the cost reduction initiatives implemented at fiscal 2013 year-end and higher income from credit operations, partially offset by the continued investments in the Company's omnichannel operations. The third quarter of 2014 included gains on the sale of or lease settlements related to office buildings, stores and surplus properties of $48 million. Retirement expenses were $14 million in the third quarter of 2014, compared to $56 million in the third quarter of 2013, reflecting the recent changes to the Company's retirement plans. Income from credit operations was $182 million in the third quarter of 2014, compared to $170 million in the third quarter of 2013, reflecting continued profitability of the portfolio.
Net Interest Expense
Net interest expense was $96 million for both the third quarter of 2014 and the third quarter of 2013.
 Effective Tax Rate
The Company's effective tax rate of 33.5% for the third quarter of 2014 and 33.0% for the third quarter of 2013 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY'S, INC.

Comparison of 39 Weeks Ended November 1, 2014 and November 2, 2013

	2014		2013
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$18,741		$18,729
Increase in sales	0.1%		2.1%
Increase in comparable sales	0.1%		2.2%
Cost of sales	(11,274)	(60.2)%	(11,261)	(60.1)%
Gross margin	7,467	39.8%	7,468	39.9%
Selling, general and administrative expenses	(6,031)	(32.1)%	(6,139)	(32.8)%
Operating income	1,436	7.7%	1,329	7.1%
Interest expense - net	(296)		(289)
Income before income taxes	1,140		1,040
Federal, state and local income tax expense	(407)		(365)
Net income	$733	3.9%	$675	3.6%

Diluted earnings per share	$2.01		$1.74
Diluted Earnings Per Share
Diluted earnings per share for 2014 increased $.27 or 15.5% compared to the 2013, reflecting higher net income and lower average diluted shares.
Net Income
Net income for 2014 increased $58 million or 8.6% compared to 2013, reflecting higher net sales and lower SG&A expenses in dollars and rate, partially offset by the impact of higher cost of sales in dollars and rate, higher interest expense and higher income taxes.
Net Sales
Net sales for 2014 increased $12 million or 0.1% compared to 2013. On a comparable basis, net sales for 2014 were up 0.1% compared to 2013. Comparable sales together with comparable sales of departments licensed to third parties were up 0.8% in 2014. (See page 25 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information.) Geographically, sales in 2014 were stronger in the southern regions. By family of business, sales in 2014 were stronger in handbags, fragrances, and active and millennial apparel. Sales in 2014 were weaker in women's shoes and the soft home business (particularly housewares and textiles).
Cost of Sales
Cost of sales for 2014 increased $13 million from 2013. The cost of sales rate as a percent to net sales was 10 basis points higher, compared to 2013, reflecting the growth in the omnichannel business and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.

MACY'S, INC.

Selling, General and Administrative Expenses
SG&A expenses for 2014 decreased $108 million or 1.8% from 2013. The SG&A rate as a percent to net sales of 32.1% was 70 basis points lower in 2014, as compared to 2013. SG&A expenses in 2014 benefited from gains on the sale of or lease settlements related to certain office buildings, stores and surplus properties, lower retirement expenses (including Pension Plan, SERP and 401(k) expenses), the impact of the cost reduction initiatives implemented at fiscal 2013 year-end and higher income from credit operations, partially offset by the continued investments in the Company's omnichannel operations. Retirement expenses were $51 million in 2014, compared to $172 million in 2013, reflecting the recent changes to the Company's retirement plans. Income from credit operations was $536 million in 2014, compared to $513 million in 2013, reflecting continued profitability of the portfolio.
Net Interest Expense
Net interest expense for 2014 increased $7 million from 2013. The increase in net interest expense for 2014 was due to higher levels of average outstanding borrowings as compared to 2013.
 Effective Tax Rate
The Company's effective tax rate of 35.7% for 2014 and 35.1% for 2013 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing changes in comparable sales including the impact of growth in comparable sales of departments licensed to third parties supplementally to its results of operations calculated in accordance with GAAP assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated (e.g. the conversion in 2013 of most of the Company's previously owned athletic footwear business to licensed Finish Line shops). Management also believes that the combined measure is useful in assessing changes in total customer demand at Macy's and Bloomingdale's stores.
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

	Third Quarter of 2014	Third Quarter of 2013

Increase (decrease) in comparable sales (note 1)	(1.4)%	3.5%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.7%	1.1%
Increase (decrease) in comparable sales including impact of growth in comparable sales of departments licensed to third parties	(0.7)%	4.6%

	2014	2013

Increase in comparable sales (note 1)	0.1%	2.2%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.7%	0.9%
Increase in comparable sales including impact of growth in comparable sales of departments licensed to third parties	0.8%	3.1%

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
Operating Activities
Net cash provided by operating activities in 2014 was $777 million, compared to $819 million provided in 2013, due to lower merchandise payables, relating to the timing of inventory receipts, and a greater decrease in accounts payable and accrued liabilities, including the payout of costs associated with the cost reduction initiatives implemented at fiscal 2013 year-end, partially offset by a smaller increase in merchandise inventories in 2014 compared to 2013.
Investing Activities
Net cash used by investing activities was $596 million for 2014, compared to net cash used by investing activities of $541 million for 2013. Investing activities for 2014 include purchases of property and equipment totaling $483 million and capitalized software of $190 million, compared to purchases of property and equipment totaling $381 million and capitalized software of $180 million for 2013.
Financing Activities
Net cash used by the Company for financing activities was $1,406 million for 2014, including $1,456 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $314 million of cash dividends, and the repayment of $462 million of debt, partially offset by the issuance of $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024, $208 million from the issuance of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $123 million.
During 2014, the Company repurchased approximately 25.3 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $1,483 million. As of November 1, 2014, the Company had $1,449 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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
The Company is a party to a credit agreement with certain financial institutions that requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the third quarter of 2014 was 9.57 and its leverage ratio at November 1, 2014 was 1.81, in each case as calculated in accordance with the credit agreement.
On October 24, 2014, the Company's board of directors declared a quarterly dividend of 31.25 cents per share on its common stock, payable January 2, 2015 to Macy's shareholders of record at the close of business on December 15, 2014.
The Company entered into an amended and restated credit card program agreement with Citibank on November 10, 2014 with substantially similar financial terms as the prior credit card program agreement. The new agreement is set to expire March 31, 2025 (subject to renewal for an additional term of three years) and replaces the prior credit card program agreement which was set to expire July 17, 2016.
On November 18, 2014, the Company issued $550 million aggregate principal amount of 4.5% senior notes due 2034. The Company intends to use the proceeds of this debt for general corporate purposes, which may include working capital, capital expenditures, retirement of indebtedness and the repurchase of outstanding common stock.
On November 14, 2014, the Company provided a notice of redemption related to all of the $407 million of 7.875% senior notes due 2015, as allowed under the terms of the indenture. The price for the redemption will be calculated pursuant to the indenture and will result in the recognition of additional interest expense of approximately $16 to $18 million during the 13 weeks ended January 31, 2015. This additional interest expense will be presented as a premium on early retirement of debt on the Consolidated Statements of Income. The redemption is expected to be completed on December 15, 2014, and will be financed with a portion of the proceeds from the debt issuance described above. As a result, this short-term debt was reclassified to long-term debt as of November 1, 2014.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of November 1, 2014, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2014.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
August 3, 2014 – August 30, 2014	1,659	60.72	1,659	1,882
August 31, 2014 – October 4, 2014	3,987	59.98	3,987	1,643
October 5, 2014 – November 1, 2014	3,378	57.37	3,378	1,449
	9,024	59.14	9,024
 ___________________

(1)
Commencing in January 2000, the Company's board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $15 billion of Common Stock as of November 1, 2014. All authorizations are cumulative and do not have an expiration date. As of November 1, 2014, $1,449 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

4.1
Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail Holdings, Inc., as issuer, Macy's, Inc. (the "Company"), as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Macy's, Inc. Current Report on 8-K (File No. 001-13536) filed on November 18, 2014)

10.1+
Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc., Macy's West Stores, Inc., Bloomingdale's, Inc., Department Stores National Bank, and Citibank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, filed on December 8, 2014, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: December 8, 2014