Form 10-K
period 2015-01-31
Macy's, Inc.
filed 2015-04-01
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2015	Commission File Number: 1-13536
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (August 2, 2014) was approximately $20,465,660,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2015
Common Stock, $0.01 par value per share	341,139,919 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2015 (Proxy Statement)	Part III

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2014,” “2013,” “2012,” “2011” and “2010” are references to the Company’s fiscal years ended January 31, 2015, February 1, 2014, February 2, 2013, January 28, 2012 and January 29, 2011, respectively. Fiscal years 2014, 2013, 2011 and 2010 included 52 weeks; fiscal year 2012 included 53 weeks.
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
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. As of January 31, 2015, the operations of the Company included 823 stores in 45 states, the District of Columbia, Guam and Puerto Rico under the names “Macy’s” and “Bloomingdale’s,” as well as macys.com and bloomingdales.com. The Company operates thirteen Bloomingdale’s Outlet stores. Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
The Company sells a wide range of merchandise, including apparel and accessories (men’s, women’s and children’s), cosmetics, home furnishings and other consumer goods. The specific assortments vary by size of store, merchandising character and character of customers in the trade areas. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.
For 2014, 2013 and 2012, the following merchandise constituted the following percentages of sales:

	2014	2013	2012
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	38%	38%	38%
Feminine Apparel	23	23	23
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	16
	100%	100%	100%

In 2014, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

•
The Company’s bank subsidiary, FDS Bank provides credit processing, certain collections, customer service and credit marketing services in respect of all credit card accounts that are owned either by Department Stores National Bank (“DSNB”), a subsidiary of Citibank, N.A., or FDS Bank and that constitute a part of the credit programs of the Company’s retail operations.

•
Macy’s Systems and Technology, Inc. (“MST”), a wholly-owned indirect subsidiary of the Company, provides operational electronic data processing and management information services to all of the Company’s operations.

•
Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned direct subsidiary of the Company, and its subsidiary Macy's Merchandising Group International, LLC., are responsible for the design, development and marketing of Macy’s private label brands and certain licensed brands. Bloomingdale’s uses MMG for only a very small portion of its private label merchandise. The Company believes that its private label merchandise further differentiates its merchandise assortments from those of its competitors and delivers exceptional value to its customers. MMG also offers its services, either directly or indirectly, to unrelated third parties.

The principal private label brands currently offered by the Company include Alfani, American Rag, Aqua, Bar III, Belgique, Charter Club, Club Room, Epic Threads, first impressions, Giani Bernini, Greg Norman for Tasso Elba, Home Design, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni by jennifer moore, JM Collection, John Ashford, Karen Scott, Maison Jules, Martha Stewart Collection, Material Girl, Morgan Taylor, Studio Silver, Style & Co., Style & Co. Sport, Sutton Studio, Tasso Elba, Thalia Sodi, the cellar, Tools of the Trade, and Via Europa.
The trademarks associated with all of the foregoing brands, other than American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, Material Girl and Thalia Sodi are owned by the Company. The American Rag, Greg Norman, Martha Stewart Collection, Material Girl and Thalia Sodi brands are owned by third parties, which license the trademarks associated with such brands to Macy’s pursuant to agreements which have renewal rights that extend through 2050, 2020, 2027, 2030 and 2030, respectively.

•
Macy’s Logistics and Operations (“Macy’s Logistics”), a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services for the Company’s operations and also provides online customer fulfillment.

The Company’s executive offices are located at 7 West 7th Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.
Employees
As of January 31, 2015, the Company had approximately 166,900 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of January 31, 2015 were represented by unions. Management considers its relations with its employees to be satisfactory.
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
Purchasing
The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2014. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.
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
Executive Officers of the Registrant
The following table sets forth certain information as of March 20, 2015 regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	62	Chairman of the Board; Chief Executive Officer; Director
William S. Allen	57	Chief Human Resources Officer
Timothy Baxter	45	Chief Merchandising Officer
Jeffrey Gennette	53	President
Robert B. Harrison	51	Chief Omnichannel Officer
Karen M. Hoguet	58	Chief Financial Officer
Jeffrey A. Kantor	56	Chief Stores Officer
Molly Langenstein	51	Chief Private Brands Officer
Patti H. Ongman	59	Chief Merchandise Planning Officer
Martine Reardon	52	Chief Marketing Officer
Peter Sachse	57	Chief Innovation and Business Development Officer
Joel A. Belsky	61	Executive Vice President and Controller
Dennis J. Broderick	66	Executive Vice President, General Counsel and Secretary

Terry J. Lundgren has been Chairman of the Board since January 2004 and Chief Executive Officer of the Company since February 2003.
William S. Allen has been Chief Human Resources Officer of the Company since January 2013; prior thereto he was the Senior Vice President - Group Human Resources of AP Moller-Maersk A/S from January 2008 to December 2012.
Tim Baxter has been Chief Merchandising Officer of the Company since February 2015; prior thereto he served as Executive Vice President GMM - Ready to Wear from March 2013 to February 2015; as Executive Vice President - Fashion Office, Licensed Businesses and multicultural Business Development from March 2012 to March 2013; as Senior Vice President - Ready to Wear from June 2011 to March 2012; as Group Vice President Ready to Wear - Bridge/Impulse/NC/Neo Collections Sportswear from August 2010 to June 2011 and as Group Vice President Fashion Jewelry, Watches, Sterling Silver from March 2009 to July 2010.
Jeffrey Gennette has been President of the Company since March 2014; prior thereto he was the Chief Merchandising Officer from February 2009 to March 2014.
Robert B. Harrison has been Chief Omnichannel Officer of the Company since January 2013; prior thereto he served as Executive Vice President - Omnichannel Strategy from July 2012 to January 2013; as Executive Vice President - Finance from 2011 to July 2012, as President - Stores from 2009 to 2011.
Karen M. Hoguet has been Chief Financial Officer of the Company since October 1997.
Jeffrey A. Kantor has been Chief Stores Officer of the Company since February 2015; prior thereto he served as Chairman of macys.com from February 2012 to February 2015; as President - Merchandising for Home from May 2009 to August 2010 and as President for furniture for Macy’s Home Store from February 2006 to May 2009.
Molly Langenstein has been Chief Private Brand Officer of the Company since February 2015; prior thereto she served as Executive Vice President - Men’s and Kids at Macy’s Private Brands from April 2014 to February 2015; as Executive Vice President GMM - Millennial from March 2012 to March 2014; as Executive Vice President Fashion and New Business Development from July 2010 to March 2012 and as Group Vice President DMM Neo, Impulse and Bridge Sportswear from March 2009 to July 2010.

Patti H. Ongman has been Chief Merchandise Planning Officer of the Company since February 2015; prior thereto she served as Executive Vice President - Omnichannel Strategies from June 2014 to February 2015; as Executive Vice President GMM - Center Core from October 2010 to May 2014 and as Executive Vice President GPM - Cosmetics, Fragrances and Shoes from February 2009 to September 2010.
Martine Reardon has been Chief Marketing Officer of the Company since February 2012; prior thereto she served as Executive Vice President for Marketing from February 2009 to February 2012.
Peter Sachse has been Chief Innovation and Business Development Officer of the Company since February 2015; prior thereto he served as Chief Stores Officer from February 2012 to February 2015; as Chief Marketing Officer from February 2009 to February 2012 and as Chairman of macys.com from April 2006 to February 2012.
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
The Company conducts its retail merchandising business under highly competitive conditions. Although the Company is one of the nation’s largest retailers, it has numerous and varied competitors at the national and local levels, including department stores, specialty stores, general merchandise stores, off-price and discount stores, manufacturers’ outlets, online retailers, mail order catalogs and television shopping, among others. Competition may intensify as the Company’s competitors enter into business combinations or alliances. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. Any failure by the Company to compete effectively could negatively affect the Company's business and results of operations.
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
The Company’s expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could negatively affect the Company’s financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the phased-in nature of the implementation of the legislation, the Company is not able at this time to fully determine the impact that healthcare reform will have on the Company-sponsored medical plans.

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
The Company is a party to contracts, transactions and business relationships with various third parties, including, without limitation, vendors, suppliers, service providers, lenders and participants in joint ventures, strategic alliances and other joint commercial relationships, pursuant to which such third parties have performance, payment and other obligations to the Company. In some cases, the Company depends upon such third parties to provide essential leaseholds, products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate the Company’s business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Current economic, industry and market conditions could result in increased risks to the Company associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits of the Company in relation to its contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to the Company, or otherwise impaired. The Company cannot make any assurances that it would be able to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as the Company’s existing contracts, transactions or business relationships, if at all. Any inability on the part of the Company to do so could negatively affect the Company’s cash flows, financial condition and results of operations.
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
The protection of customer, employee, and company data is critical to the Company. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across business units. In addition, customers have a high expectation that the Company will adequately protect their personal information from cyber-attack or other security breaches. A significant breach of customer, employee, or company data could attract a substantial amount of media attention, damage the Company’s customer relationships and reputation and result in lost sales, fines or lawsuits.
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
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 31, 2015, the operations of the Company included 823 stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 147,400,000 square feet. Of such stores, 447 were owned, 267 were leased and 109 stores were operated under arrangements where the Company owned the building and leased the land. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
Additional information about the Company’s stores as of January 31, 2015 is as follows:

Geographic Region	Total Stores	Owned Stores	Leased Stores	Stores Subject to a Ground Lease
Mid-Atlantic	126	66	40	20
Northeast	117	60	47	10
North Central	114	77	26	11
Northwest	118	39	62	17
Southeast	116	77	19	20
South Central	107	77	23	7
Southwest	125	51	50	24
	823	447	267	109

The seven geographic regions detailed in the foregoing table are based on the Company’s Macy’s-branded operational structure. The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States.

Store count activity was as follows:

	2014	2013	2012
Store count at beginning of fiscal year	840	841	842
Stores opened and other expansions	5	6	7
Stores closed or consolidated into existing centers	(22)	(7)	(8)
Store count at end of fiscal year	823	840	841

Additional information about the Company’s logistics network as of January 31, 2015 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Cheshire, CT	Direct to customer	Owned	565
Chicago, IL	Stores	Owned	861
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	960
Hayward, CA	Stores	Owned	386
Houston, TX	Stores	Owned	1,124
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Owned	260
Los Angeles, CA	Stores	Owned	1,178
Martinsburg, WV	Direct to customer	Owned	1,300
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	950
Raritan, NJ	Stores	Owned	560
Sacramento, CA	Direct to customer	Leased	96
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	668
St. Louis, MO	Stores	Owned	661
Stone Mountain, GA	Stores	Owned	1,000
Tampa, FL	Stores	Owned	670
Tukwila, WA	Stores	Leased	500
Union City, CA	Stores	Leased	165
Youngstown, OH	Stores	Owned	851

Item 3.	Legal Proceedings.
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
The Common Stock is listed on the NYSE under the trading symbol “M.” As of January 31, 2015, the Company had approximately 17,700 stockholders of record. The following table sets forth for each fiscal quarter during 2014 and 2013 the high and low sales prices per share of Common Stock as reported on the NYSE Composite Tape and the dividend declared with respect to each fiscal quarter on each share of Common Stock.

	2014			2013
	Low	High	Dividend	Low	High	Dividend
1st Quarter	50.05	61.26	0.2500	38.52	46.45	0.2000
2nd Quarter	54.82	60.34	0.3125	45.72	50.77	0.2500
3rd Quarter	54.84	63.10	0.3125	42.18	49.72	0.2500
4th Quarter	55.64	68.30	0.3125	45.59	56.65	0.2500

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2014.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
November 2, 2014 – November 29, 2014	1,357	62.80	1,357	1,364
November 30, 2014 – January 3, 2015	3,144	63.11	3,144	1,166
January 4, 2015 – January 31, 2015	2,054	65.01	2,054	1,032
	6,555	63.64	6,555
 ___________________

(1)
Commencing in January 2000, the Company’s Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $15 billion of Common Stock. All authorizations are cumulative and do not have an expiration date. As of January 31, 2015, $1,032 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor’s 500 Composite Index and the Standard & Poor’s Retail Department Store Index for the period from January 30, 2010 through January 31, 2015, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the S&P Retail Department Store Index are Macy’s, Kohl’s and Nordstrom.

Item 6.	Selected Financial Data.
The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2014	2013	2012*	2011	2010
	(millions, except per share)
Consolidated Statement of Income Data:
Net sales	$28,105	$27,931	$27,686	$26,405	$25,003
Cost of sales	(16,863)	(16,725)	(16,538)	(15,738)	(14,824)
Gross margin	11,242	11,206	11,148	10,667	10,179
Selling, general and administrative expenses	(8,355)	(8,440)	(8,482)	(8,281)	(8,260)
Impairments, store closing and other costs and gain on sale of leases	(87)	(88)	(5)	25	(25)
Operating income	2,800	2,678	2,661	2,411	1,894
Interest expense	(395)	(390)	(425)	(447)	(513)
Premium on early retirement of debt	(17)	—	(137)	—	(66)
Interest income	2	2	3	4	5
Income before income taxes	2,390	2,290	2,102	1,968	1,320
Federal, state and local income tax expense	(864)	(804)	(767)	(712)	(473)
Net income	$1,526	$1,486	$1,335	$1,256	$847

Basic earnings per share	$4.30	$3.93	$3.29	$2.96	$2.00
Diluted earnings per share	$4.22	$3.86	$3.24	$2.92	$1.98
Average number of shares outstanding	355.2	378.3	405.5	424.5	423.3
Cash dividends paid per share	$1.1875	$.9500	$.8000	$.3500	$.2000
Depreciation and amortization	$1,036	$1,020	$1,049	$1,085	$1,150
Capital expenditures	$1,068	$863	$942	$764	$505
Balance Sheet Data (at year end):
Cash and cash equivalents	$2,246	$2,273	$1,836	$2,827	$1,464
Total assets	21,461	21,620	20,991	22,095	20,631
Short-term debt	76	463	124	1,103	454
Long-term debt	7,265	6,714	6,806	6,655	6,971
Shareholders’ equity	5,378	6,249	6,051	5,933	5,530
 ___________________

*	53 weeks

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under two brands (Macy's and Bloomingdale's) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company has stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 31, 2015, the Company's operations were conducted through Macy's and Bloomingdale's which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”
On March 9, 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. The Company is focused on accelerating the growth of sales in self-standing Bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding selected Bluemercury products and boutiques to Macy's stores nationwide.
The Company continues to be focused on three key strategies for continued growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy's localization initiative; (ii) driving the omnichannel business; and (iii) embracing customer centricity, including engaging customers on the selling floor through the Magic Selling program. In addition to these key strategies, the Company is also focused on driving additional profitable sales growth through a series of organic and new business initiatives. The initiatives include a focus on key categories (i.e., shoes, beauty and jewelry and watches), key store locations, loyalty programs, best and private brands and potential off-price, international and new store formats.
In January 2015, the Company announced a series of initiatives, including a restructuring of merchandising and marketing functions consistent with its omnichannel approach to retailing, as well as a series of adjustments to its field and store operations designed to increase productivity and efficiency. These changes are intended to support continued growth and an enhanced shopping experience online and via mobile, as well as in stores.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via computers or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by shipping merchandise from other stores or customer fulfillment centers to the customer's door. Likewise, the Company's customer fulfillment centers can draw on store inventories nationwide to fill orders that originate online, via computers or mobile devices. Since May 2014, nearly all Macy's and Bloomingdale's stores have been fulfilling orders from other stores and/or online for shipment, compared to 500 Macy's stores as of February 1, 2014. Since August 2014, nearly all Macy's and Bloomingdale's stores have been fulfilling orders for store pick-up related to online purchases. Starting November 1, 2014, same-day delivery pilots were tested in eight Macy's markets and four Bloomingdale's markets and in 2015 same-day delivery will be expanded to additional markets.
Macy's Magic Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience and all other customer interactions.
In fiscal 2010, the Company piloted a new Bloomingdale's Outlet store concept. Bloomingdale's Outlet stores are each approximately 25,000 square feet and offer a range of apparel and accessories, including women's ready-to-wear, men's, children's, women's shoes, fashion accessories, jewelry, handbags and intimate apparel. As of January 31, 2015, the Company operated thirteen Bloomingdale's Outlet stores.

In February 2010, Bloomingdale's opened in Dubai, United Arab Emirates under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC, under which the Company is entitled to a license fee in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum amounts. The Company has announced plans to open a Macy's and a Bloomingdale's store in Abu Dhabi, United Arab Emirates in 2018 under a license agreement with Al Tayer Group, LLC.
During 2013, the Company opened three new Macy's stores in Victorville, CA; Gurnee, IL; and Las Vegas, NV; a Macy's replacement store in Bay Shore, NY; a new Bloomingdale's store in Glendale, CA; and a new Bloomingdale's Outlet store in Rosemont, IL. During 2014, the Company opened three new Macy's stores in the Bronx, NY; Las Vegas, NV; and Sarasota, FL, one Bloomingdale's replacement store in Palo Alto, CA, and one new Bloomingdale's furniture clearance store in Wayne, NJ. The Company has announced that in 2015 it intends to open a new Macy's store in Ponce, PR a new Bloomingdale's store in Honolulu, HI, and a new Bloomingdale's Outlet store in the heart of Manhattan's Upper West Side and in 2016 it intends to open one new Macy's store in Kapolei, HI and a Macy's replacement store in Los Angeles, CA. In 2017 the Company intends to open new Macy's and Bloomingdale's stores in Miami, FL and a new Bloomingdale's store in San Jose, CA, and in 2018 it intends to open a new Bloomingdale's store in Norwalk, CT. In addition, new Macy's and Bloomingdale's stores are planned to open in Abu Dhabi, United Arab Emirates, in 2018 under license agreements with Al Tayer Group, LLC.
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
In recent years, consumer spending levels have been affected to varying degrees by a number of factors, including modest economic growth, uncertainty regarding governmental spending and tax policies, high unemployment levels, tightened consumer credit, a slowly improving housing market and a rising stock market. These factors have affected to varying degrees the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company.
All economic conditions ultimately affect the Company's overall operations. However, the effects of economic conditions can be experienced differently and at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to each of the Company's branded operations.
As of the date of this report, inventory levels were negatively impacted by delayed receipts related to the West Coast port shut down and labor dispute. An estimated impact on sales, gross margin and expense was incorporated into the Company's 2015 earnings assumptions.

2014 Highlights
The Company had its sixth consecutive year of improved financial performance in 2014 and attained its long-term profitability target. These improvements have been driven by successful implementation of the Company's key strategies.
Selected highlights of 2014 include:

•	Comparable sales on an owned basis increased 0.7% and comparable sales on an owned plus licensed basis increased 1.4%. These measures represent the fifth consecutive year of growth.

•
Operating income for fiscal 2014 was $2.887 billion or 10.3% of sales, excluding impairments, store closing and other costs, an increase of 4.4% and 40 basis points as a percent of sales over 2013 on a comparable basis.

•	Diluted earnings per share, excluding certain items, grew 10% to $4.40 in 2014.

•
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, impairments, store closing and other costs) as a percent to net sales reached 14% in 2014, the Company's long term target rate. Achieving this target represents significant progress over the past six years since the Company adopted a unified organizational structure, omnichannel initiatives and market localization in 2009.

•	Return on invested capital ("ROIC"), a key measure of operating productivity, reached 22.4%, 90 basis points higher than 2013 and continued an improvement trend over the past five years.

•
The Company repurchased 31.9 million shares of its common stock for $1,900 million in 2014, and increased its annualized dividend rate to $1.25 per share. This annualized dividend rate represents an increase of 25% and is the fourth increase in the dividend in the past three years.

See pages 17 to 20 for reconciliations of the non-GAAP financial measures presented above to the most comparable GAAP financial measures and other important information.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with generally accepted accounting principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties supplementally to its results of operations calculated in accordance with GAAP assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated (e.g., the conversion in 2013 of most of the Company's previously owned athletic footwear business to licensed Finish Line shops). Management believes that excluding certain items that may vary substantially in frequency and magnitude from diluted earnings per share and from operating income and EBITDA as percentages to sales are useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. In addition, management believes that ROIC is a useful supplemental measure in evaluating how efficiently the Company employs its capital. The Company uses some of these non-GAAP financial measures as performance measures for components of executive compensation.
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
Comparable Sales Growth
The following is a tabular reconciliation of the non-GAAP financial measure of comparable sales growth on an owned plus licensed basis, to GAAP comparable sales (i.e., on an owned basis), which the Company believes to be the most directly comparable GAAP financial measure.

	2014	2013	2012	2011	2010
Increase in comparable sales on an owned basis (note 1)	0.7%	1.9%	3.7%	5.3%	4.6%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.7%	0.9%	0.3%	0.4%	(0.2)%
Increase in comparable sales on an owned plus licensed basis	1.4%	2.8%	4.0%	5.7%	4.4%
Notes:

(1)
Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year and all online sales, adjusting for the 53rd week in 2012, excluding commissions from departments licensed to third parties. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.

(2)
Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and via the Internet, adjusting for the 53rd week in 2012, in the calculation. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis).

Operating Income, Excluding Certain Items, as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure operating income, excluding certain items, as a percent to net sales to GAAP operating income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2014	2013	2012	2011	2010
	(millions, except percentages)
Net sales	$28,105	$27,931	$27,686	$26,405	$25,003

Operating income	$2,800	$2,678	$2,661	$2,411	$1,894

Operating income as a percent to net sales	10.0%	9.6%	9.6%	9.1%	7.6%

Operating income	$2,800	$2,678	$2,661	$2,411	$1,894
Add back (deduct) impairments, store closing and other costs and gain on sale of leases	87	88	5	(25)	25
Operating income, excluding certain items	$2,887	$2,766	$2,666	$2,386	$1,919
Operating income, excluding certain items, as a percent to net sales	10.3%	9.9%	9.6%	9.0%	7.7%
Diluted Earnings Per Share, Excluding Certain Items
The following is a tabular reconciliation of the non-GAAP financial measure diluted earnings per share, excluding certain items, to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measure.

	2014	2013	2012	2011	2010
Diluted earnings per share	$4.22	$3.86	$3.24	$2.92	$1.98
Add back the impact of impairments, store closing and other costs	0.15	0.14	0.01	0.04	0.04
Add back the impact of premium on early retirement of debt	0.03	—	0.21	—	0.09
Deduct the impact of gain on sale of leases	—	—	—	(0.08)	—
Diluted earnings per share, excluding the impact of impairments, store closing and other costs, premium on early retirement of debt and gain on sale of leases	$4.40	$4.00	$3.46	$2.88	$2.11

Adjusted EBITDA as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude premium on early retirement of debt, impairments, store closing and other costs and gain on sales of leases ("Adjusted EBITDA"), as a percent to net sales to GAAP net income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2014	2013	2012	2011	2010	2009
	(millions, except percentages)
Net sales	$28,105	$27,931	$27,686	$26,405	$25,003	$23,489

Net income	$1,526	$1,486	$1,335	$1,256	$847	$329

Net income as a percent to net sales	5.4%	5.3%	4.8%	4.8%	3.4%	1.4%

Net income	$1,526	$1,486	$1,335	$1,256	$847	$329
Add back interest expense - net	393	388	422	443	508	556
Add back premium on early retirement of debt	17	—	137	—	66	—
Add back federal, state and local income tax expense	864	804	767	712	473	178
Add back (deduct) impairments, store closing and other costs and gain on sale of leases	87	88	5	(25)	25	391
Add back depreciation and amortization	1,036	1,020	1,049	1,085	1,150	1,210
Adjusted EBITDA	$3,923	$3,786	$3,715	$3,471	$3,069	$2,664
Adjusted EBITDA as a percent to net sales	14.0%	13.6%	13.4%	13.1%	12.3%	11.3%

ROIC
The Company defines ROIC as adjusted operating income as a percent to average invested capital. Average invested capital is comprised of an annual two-point (i.e., end of the year presented and the immediately preceding year) average of gross property and equipment, a capitalized value of non-capitalized leases equal to periodic annual reported net rent expense multiplied by a factor of eight and a four-point (i.e., end of each quarter within the period presented) average of other selected assets and liabilities. The calculation of the capitalized value of non-capitalized leases is consistent with industry and credit rating agency practice and the specified assets are subject to a four-point average to compensate for seasonal fluctuations.
The following is a tabular reconciliation of the non-GAAP financial measure of ROIC to operating income as a percent to property and equipment - net, which the Company believes to be the most directly comparable GAAP financial measure.

	2014	2013	2012	2011	2010
	(millions, except percentages)
Operating income	$2,800	$2,678	$2,661	$2,411	$1,894

Property and equipment - net	$7,865	$8,063	$8,308	$8,617	$9,160

Operating income as a percent to property and equipment - net	35.6%	33.2%	32.0%	28.0%	20.7%

Operating income	$2,800	$2,678	$2,661	$2,411	$1,894
Add back (deduct) impairments, store closing and other costs and gain on sale of leases	87	88	5	(25)	25
Add back depreciation and amortization	1,036	1,020	1,049	1,085	1,150
Add back rent expense, net
Real estate	279	268	258	243	235
Personal property	12	11	11	10	10
Deferred rent amortization	7	8	7	8	7
Adjusted operating income	$4,221	$4,073	$3,991	$3,732	$3,321

Property and equipment - net	$7,865	$8,063	$8,308	$8,617	$9,160
Add back accumulated depreciation and amortization	5,830	6,007	5,967	6,018	5,916
Add capitalized value of non-capitalized leases	2,384	2,296	2,208	2,088	2,016
Add (deduct) other selected assets and liabilities:
Receivables	336	339	322	294	317
Merchandise inventories	6,155	6,065	5,754	5,596	5,211
Prepaid expenses and other current assets	443	398	390	409	283
Other assets	784	659	579	528	526
Merchandise accounts payable	(2,472)	(2,520)	(2,362)	(2,314)	(2,085)
Accounts payable and accrued liabilities	(2,511)	(2,328)	(2,333)	(2,309)	(2,274)
Total average invested capital	$18,814	$18,979	$18,833	$18,927	$19,070

ROIC	22.4%	21.5%	21.2%	19.7%	17.4%

Results of Operations

	2014		2013		2012 *
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$28,105		$27,931		$27,686
Increase in sales	0.6%		0.9%
Increase in comparable sales	0.7%		1.9%
Cost of sales	(16,863)	(60.0)%	(16,725)	(59.9)%	(16,538)	(59.7)%
Gross margin	11,242	40.0%	11,206	40.1%	11,148	40.3%
Selling, general and administrative expenses	(8,355)	(29.7)%	(8,440)	(30.2)%	(8,482)	(30.7)%
Impairments, store closing and other costs	(87)	(0.3)%	(88)	(0.3)%	(5)	—%
Operating income	2,800	10.0%	2,678	9.6%	2,661	9.6%
Interest expense - net	(393)		(388)		(422)
Premium on early retirement of debt	(17)		—		(137)
Income before income taxes	2,390		2,290		2,102
Federal, state and local income tax expense	(864)		(804)		(767)
Net income	$1,526	5.4%	$1,486	5.3%	$1,335	4.8%

Diluted earnings per share	$4.22		$3.86		$3.24

Supplemental Non-GAAP Financial Measures
Increase in comparable sales on an owned plus licensed basis	1.4%		2.8%		4.0%
Operating income, excluding certain items	$2,887	10.3%	$2,766	9.9%	$2,666	9.6%
Diluted earnings per share, excluding certain items	$4.40		$4.00		$3.46
Adjusted EBITDA as a percent to net sales	14.0%		13.6%		13.4%
ROIC	22.4%		21.5%		21.2%

See pages 17 to 20 for a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Store information (at year-end):
Stores operated	823		840		841
Square footage (in millions)	147.4		150.1		150.6
___________________ * 53 weeks

Comparison of 2014 and 2013
Net Income
Net income for 2014 increased compared to 2013, reflecting the benefits of the key strategies at Macy's and Bloomingdale's as well as lower retirement expenses, higher income from credit operations and gains on the sale of certain store locations and surplus properties, partially offset by greater investments in the Company's omnichannel operations and higher depreciation and amortization expense.
Net Sales
Net sales for 2014 increased $174 million or 0.6% compared to 2013. The increase in comparable sales on an owned basis for 2014 was 0.7% compared to 2013. The increase in comparable sales on an owned plus licensed basis for 2014 was 1.4% compared to 2013. (See page 17 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). The Company continues to benefit from the successful execution of the My Macy's localization, Omnichannel and Magic Selling strategies. Geographically, sales in 2014 were strongest in the southern regions. By family of business, sales in 2014 were strongest in handbags, active and millennial apparel, furniture and mattresses. Sales in 2014 were less strong in the housewares and tabletop businesses. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded operations in 2014.
Cost of Sales
Cost of sales for 2014 increased $138 million from 2013. The cost of sales rate as a percent to net sales of 60.0% was 10 basis points higher in 2014, as compared to 59.9% in 2013, primarily due to continued growth of the omnichannel businesses and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses for 2014 decreased $85 million from 2013. The SG&A rate as a percent to net sales of 29.7% was 50 basis points lower in 2014, as compared to 2013. SG&A expenses in 2014 benefited from lower retirement expenses (including Pension Plan, SERP and 401(k) expenses), higher income from credit operations, and gains on the sale of certain store locations and surplus properties, partially offset by greater investments in the Company's omnichannel operations and higher depreciation and amortization expense. Retirement expenses were $63 million in 2014 as compared to $235 million in 2013, reflecting the transition to defined contribution plans from defined benefit plans. Income from credit operations was $776 million in 2014 as compared to $731 million in 2013. 2014 and 2013 included gains on the sales of office buildings and surplus properties of $92 million and $79 million, respectively. Depreciation and amortization expense was $1,036 million for 2014, compared to $1,020 million for 2013. Advertising expense, net of cooperative advertising allowances, was $1,177 million for 2014 compared to $1,166 million for 2013. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.2% for both 2014 and 2013.
Impairments, Store Closing and Other Costs
Impairments, store closing and other costs for 2014 includes costs and expenses primarily associated with organization changes and store closings announced in January 2015. During 2014, these costs and expenses included $46 million of severance and other human resource-related costs and asset impairment charges of $33 million. Impairments, store closing and other costs for 2013 included costs and expenses primarily associated with cost-reduction initiatives and store closings announced in January 2014. During 2013, these costs and expenses included $43 million of severance and other human resource-related costs and asset impairment charges of $39 million.
Net Interest Expense
Net interest expense for 2014 increased $5 million from 2013. The increase in net interest expense for 2014 was due to higher levels of average outstanding borrowings as compared to 2013.

Premium on Early Retirement of Debt
On November 14, 2014, the Company provided a notice of redemption related to all of the $407 million of 7.875% senior notes due 2015, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $17 million during 2014. The additional interest expense resulting from this transaction is presented as premium on early retirement of debt on the Consolidated Statements of Income.

Effective Tax Rate
The Company's effective tax rate of 36.2% for 2014 and 35.1% for 2013 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations. Additionally, income tax expense for both 2014 and 2013 benefited from historic rehabilitation tax credits and 2013 also benefited from a reduction in the valuation allowance related primarily to state net operating loss carryforwards.
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
Net Sales
Net sales for 2013, which had one fewer week compared to 2012, increased $245 million or 0.9% compared to 2012. The increase in comparable sales on an owned basis for 2013 was 1.9% compared to 2012. The increase in comparable sales on an owned plus licensed basis for 2013 was 2.8% compared to 2012. (See page 17 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). The Company continued to benefit from the successful execution of the My Macy's localization, Omnichannel and Magic Selling strategies. Geographically, sales in 2013 were strongest in the southern regions. By family of business, sales in 2013 were strongest in active apparel, handbags, textiles, luggage, furniture and mattresses. Sales in 2013 were less strong in juniors. Sales of the Company's private label brands continued to be strong and represented approximately 20% of net sales in the Macy's-branded stores in 2013.
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
SG&A Expenses
SG&A expenses for 2013 decreased $42 million from 2012. The SG&A rate as a percent to net sales of 30.2% was 50 basis points lower in 2013, as compared to 2012, reflecting the decrease in SG&A expenses and increased net sales. SG&A expenses in 2013 benefited from higher income from credit operations, lower depreciation and amortization expense, and gains on the sale of certain office buildings and surplus properties, partially offset by greater investments in the Company's omnichannel operations. Income from credit operations was $731 million in 2013 as compared to $663 million in 2012. Depreciation and amortization expense was $1,020 million for 2013, compared to $1,049 million for 2012. 2013 included gains on the sales of office buildings and surplus properties of $79 million. Advertising expense, net of cooperative advertising allowances, was $1,166 million for 2013 compared to $1,123 million for 2012. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.2% for 2013 compared to 4.1% for 2012.

Impairments, Store Closing and Other Costs
Impairments, store closing and other costs for 2013 included costs and expenses primarily associated with cost-reduction initiatives and store closings announced in January 2014. During 2013, these costs and expenses included $43 million of severance and other human resource-related costs and asset impairment charges of $39 million. Impairments, store closing and other costs for 2012 included $4 million of asset impairment charges primarily related to the store closings announced in January 2013.
Net Interest Expense
Net interest expense for 2013 decreased $34 million from 2012. Net interest expense for 2013 benefited from lower rates on outstanding borrowings as compared to 2012.
Premium on Early Retirement of Debt
On November 28, 2012, the Company repurchased $700 million aggregate principal amount of its outstanding senior unsecured notes, which had a net book value of $706 million. The repurchased senior unsecured notes had stated interest rates ranging from 5.9% to 7.875% and maturities in 2015 and 2016. The Company recorded the redemption premium and other costs related to these repurchases as additional interest expense of $133 million in 2012. On March 29, 2012, the Company redeemed the $173 million of 8.0% senior debentures due July 15, 2012, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $4 million in 2012. The additional interest expense resulting from these transactions was presented as premium on early retirement of debt on the Consolidated Statements of Income.
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
Guidance
Based on its assessment of current and anticipated market conditions and its recent performance, the Company's 2015 assumptions include:

•	Total sales growth of approximately 1% from 2014 levels;

•	Comparable sales increase on an owned basis, as well as on an owned plus licensed basis, of approximately 2% from 2014 levels;

•	Diluted earnings per share of $4.70 to $4.80; and

•	Capital expenditures of approximately $1,200 million.

•	The acquisition of Bluemercury, Inc. for approximately $210 million in cash.
The Company's budgeted capital expenditures are primarily related to new stores, store remodels, maintenance, the continued renovation of Macy's Herald Square, technology and omnichannel investments, distribution network improvements, including a new direct to customer fulfillment center in Tulsa County, OK, and new growth initiatives. The Company has announced that in 2015 it intends to open a new Macy's store in Ponce, Puerto Rico, a new Bloomingdale's store in Honolulu, HI, in 2016 it intends to open a new Macy's store in Kapolei, HI and a Macy's replacement store in Los Angeles, CA, in 2017 it intends to open a new Macy's store in Miami, FL, and new Bloomingdale's stores in Miami, FL and San Jose, CA, and in 2018 it intends to open a new Bloomingdale's store in Norwalk, CT. Management presently anticipates funding such expenditures with cash on hand and cash from operations.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Operating Activities
Net cash provided by operating activities was $2,709 million in 2014 compared to $2,549 million in 2013, reflecting higher net income and a decrease in merchandise inventories and merchandise accounts payable in 2014 compared to an increase in merchandise inventories and merchandise accounts payable in 2013, reflecting improved inventory turnover.
Investing Activities
Net cash used by investing activities for 2014 was $970 million, compared to net cash used by investing activities of $788 million for 2013. Investing activities for 2014 includes purchases of property and equipment totaling $770 million and capitalized software of $298 million, compared to purchases of property and equipment totaling $607 million and capitalized software of $256 million for 2013. Cash flows from investing activities included $172 million and $132 million from the disposition of property and equipment for 2014 and 2013, respectively. At January 31, 2015, the Company had approximately $98 million of cash in a qualified escrow account, included in prepaid expenses and other current assets, to be utilized for potential tax deferred like-kind exchange transactions.
During 2014, the Company opened three new Macy's stores, one Bloomingdale's replacement store, and one new Bloomingdale's furniture clearance store. During 2013, the Company opened three new Macy's stores, one Macy's replacement store, one new Bloomingdale's store and one new Bloomingdale's Outlet store.
On March 9, 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer, for approximately $210 million in cash. The Company is focused on accelerating the growth of sales in self-standing Bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding selected Bluemercury products and boutiques to Macy's stores nationwide.
Financing Activities
Net cash used by the Company for financing activities was $1,766 million for 2014, including the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $1,900 million, the repayment of $870 million of debt and the payment of $421 million of cash dividends, partially offset by the issuance of $1,050 million of debt, the issuance of $258 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $133 million. $550 million aggregate principal amount of 4.5% senior notes due 2034 and $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024 were issued in 2014.
On November 14, 2014, the Company provided a notice of redemption related to all of the $407 million of 7.875% senior notes due 2015, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $17 million during 2014. This additional interest expense is presented as premium on early retirement of debt on the Consolidated Statements of Income. Debt repaid during 2014 also included $453 million of 5.75% senior notes due July 15, 2014 paid at maturity.
Net cash used by the Company for financing activities was $1,324 million for 2013 and included the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $1,570 million, the repayment of $124 million of debt and the payment of $359 million of cash dividends, partially offset by the issuance of $400 million of debt, the issuance of $315 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $24 million. $400 million of 4.375% senior notes due 2023 were issued in 2013 and the debt repaid during 2013 included $109 million of 7.625% senior debentures due August 15, 2013 paid at maturity.
The Company entered into a new credit agreement with certain financial institutions on May 10, 2013 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 10, 2018 and replaced the prior agreement which was set to expire June 20, 2015. As of January 31, 2015 and throughout all of 2014, the Company had no borrowings outstanding under its credit agreement.

The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for 2014 was 9.68 and its leverage ratio at January 31, 2015 was 1.83, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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
At January 31, 2015, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $4,300 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.
The Company's board of directors approved an additional authorization to purchase Common Stock of $1,500 million on May 14, 2014. During 2014, the Company repurchased approximately 31.9 million shares of its common stock for a total of $1,900 million. As of January 31, 2015, the Company had $1,032 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On February 27, 2015, the Company's board of directors declared a quarterly dividend of 31.25 cents per share on its common stock, payable April 1, 2015 to Macy's shareholders of record at the close of business on March 13, 2015.

Contractual Obligations and Commitments
At January 31, 2015, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$75	$75	$—	$—	$—
Long-term debt	7,090	—	948	47	6,095
Interest on debt	5,165	394	729	653	3,389
Capital lease obligations	58	3	6	6	43
Operating leases	3,567	260	510	446	2,351
Letters of credit	29	29	—	—	—
Other obligations	4,809	3,101	486	268	954
	$20,793	$3,862	$2,679	$1,420	$12,832
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
The Company has not included in the contractual obligations table $155 million of long-term liabilities for unrecognized tax benefits for various tax positions taken or $49 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $11 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year.
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

Critical Accounting Policies
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. At January 31, 2015 and February 1, 2014, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2014, 2013 or 2012. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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
The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are recognized when earned in accordance with ASC Subtopic 605-50, “Customer Payments and Incentives.” The Company also receives advertising allowances from approximately 1,000 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors' merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with ASC Subtopic 605-50. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs. The arrangements pursuant to which the Company's vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported. The Company does not anticipate that there will be any significant reduction in historical levels of vendor support. However, if such a reduction were to occur, the Company could experience higher costs of sales and higher advertising expense, or reduce the amount of advertising that it uses, depending on the specific vendors involved and market conditions existing at the time.
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

The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2014. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2015. Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company's Pension Plan cash requirements in both the near term and also over the longer term.
At January 31, 2015, the Company had unrecognized actuarial losses of $1,397 million for the Pension Plan and $341 million for the SERP. The unrecognized losses for the Pension Plan and the SERP will be recognized as a component of pension expense in future years in accordance with ASC Topic 715, and is expected to impact 2015 Pension and SERP net periodic benefit costs by approximately $49 million. The Company generally amortizes unrecognized gains and losses on a straight-line basis over the average remaining lifetime of participants using the corridor approach.
The calculation of pension expense and pension liabilities requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience may differ significantly from current expectations. The Company believes that the most critical assumptions relate to the long-term rate of return on plan assets (in the case of the Pension Plan) and the discount rate used to determine the present value of projected benefit obligations.
As of February 2, 2013, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 8.00% to 7.50% based on then-expected future returns on the portfolio. As of January 31, 2015, the Company further lowered the assumed annual long-term rate of return for the Pension Plan's assets from 7.50% to 7.00% based on expected future returns on the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2015 pension expense by approximately $8 million.
The Company discounted its future pension obligations using a rate of 3.55% at January 31, 2015, compared to 4.50% at February 1, 2014. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rate by 0.25% (from 3.55% to 3.30%) would increase the projected benefit obligation at January 31, 2015 by approximately $126 million and would decrease estimated 2015 pension expense by approximately $3 million. Increasing the discount rate by 0.25% (from 3.55% to 3.80%) would decrease the projected benefit obligation at January 31, 2015 by approximately $116 million and would increase estimated 2015 pension expense by approximately $3 million.
New Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved and additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard is currently anticipated to be effective for the Company beginning in the first quarter of fiscal 2017, including interim periods within that fiscal year, and early adoption is not permitted. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact, and the method of adoption, that this standard will have on its consolidated financial position, results of operations, and cash flows.
The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6 to the Consolidated Financial Statements. All of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 31, 2015, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at January 31, 2015, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
a. Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 31, 2015, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992 Framework). Based on this assessment, the Company’s management has concluded that, as of January 31, 2015, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.
c. Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
d. Certifications
The certifications of the Company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act are filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2014 the Company’s Chief Executive Officer certified to the NYSE that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item for executive officers is set forth under “Item 1. Business - Executive Officers of the Registrant” in this report. The other information called for by this item is set forth under “Item 1 - Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our 2015 Annual Meeting of Shareholders (the “Proxy Statement”), and incorporated herein by reference.

Set forth below are the names, ages and principal occupations of our non-employee directors as of April 1, 2015. Ages are as of March 20, 2015.

Name	Age	Director Since	Principal Occupation
Stephen F. Bollenbach	72	2007	Non-Executive Chairman of the Board of Directors of KB Home, a homebuilding company, since April 2007.
John A. Bryant	49	2015	Chairman of the Board of Kellogg Company since July 2014 and President and Chief Executive Officer since January 2011.
Deirdre P. Connelly	54	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline, a global pharmaceutical company.
Meyer Feldberg	73	1992
Dean Emeritus and Professor of Leadership and Ethics at Columbia Business School at Columbia University since June 2004. He is currently on leave of absence from Columbia University and is serving as a senior advisor at Morgan Stanley, an investment bank.

Leslie D. Hale	42	2015	Chief Financial Officer, Treasurer and Executive Vice President of RLJ Lodging Trust, a publicly-traded lodging real estate investment trust, since February 2013.
Sara Levinson	64	1997	Co-Founder and Director of Kandu, a start-up company at the intersection of kids and technology, since April 2013.
Joseph Neubauer	73	1992	Former Chairman of the Board of ARAMARK, a leading provider of a broad range of professional services, including food, hospitality, facility and uniform services.
Joyce M. Roché	68	2006	Former President and Chief Executive Officer of Girls Incorporated, a national non-profit research, education and advocacy organization.
Paul C. Varga	51	2012	Chairman of Brown-Forman Corporation, a spirits and wine company, since August 2007 and Chief Executive Officer since 2005.
Craig E. Weatherup	69	1996	Former Chief Executive Officer of The Pepsi-Cola Company.
Marna C. Whittington	67	1993	Former Chief Executive Officer of Allianz Global Investors Capital, a diversified global investment firm.
Annie Young-Scrivner	46	2014	Executive Vice President of Starbucks Corporation since September 2012 and President of its Teavana business since February 2014.

Item 11.	Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2014,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

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
Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware

4.6.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

4.7	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed on July 21, 2004 by May Delaware

4.7.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy's Retail and BNY Mellon, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K

4.8	Indenture, dated as of November 2, 2006, by and among Macy's Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006

Exhibit Number	Description	Document if Incorporated by Reference
4.8.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 29, 2006

4.8.2	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 12, 2007

4.9	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee (the "2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 13, 2012 (the “January 13, 2012 Form 8-K”)

4.9.1	First Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the January 13, 2012 Form 8-K

4.9.2	Second Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the January 13, 2012 Form 8-K

4.9.3	Third Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 20, 2012 (the “November 20, 2012 Form 8-K”)

4.9.4	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the November 20, 2012 Form 8-K

4.9.5	Fifth Supplemental Trust Indenture, dated as of September 6, 2013, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 6, 2013

4.9.6	Sixth Supplemental Trust Indenture, dated as of May 23, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 23, 2014

4.9.7	Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 18, 2014

10.1+
Credit Agreement, dated as of May 10, 2013, among the Company, Macy's Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent
Exhibit 10.01 to the Company's Current Report on Form 8-K filed on May 14, 2013 (the “May 14, 2013 Form 8-K”)

10.1.1	First Amendment, dated as of May 30, 2013, to the Credit Agreement, among Macy's Retail and JPMorgan Chase Bank, N.A. and the Bank of America, N.A., as Administrative Agents	Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2013

10.2	Guarantee Agreement, dated as of May 10, 2013, among the Company, Macy's Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.02 to the May 14, 2013 Form 8-K

10.3	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy's Retail and Banc of America Securities LLC	Exhibit 10.6 to the August 30, 2005 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference
10.4	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy's Retail and Goldman, Sachs & Co.	Exhibit 10.7 to the August 30, 2005 Form 8-K

10.5	Commercial Paper Dealer Agreement, dated as of August 30, 2005, among the Company, Macy's Retail and J.P. Morgan Securities Inc.	Exhibit 10.8 to the August 30, 2005 Form 8-K

10.6	Commercial Paper Dealer Agreement, dated as of October 4, 2006, among the Company and Loop Capital Markets, LLC	Exhibit 10.6 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2007

10.7	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group

10.8+
Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. (“MCCS”), Macy's West Stores, Inc., Bloomingdales, Inc., Department Stores National Bank ("DSNB") and Citibank, N.A.
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 8, 2014

10.9	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 (the “1995 Plan”) *	Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”)

10.10	Senior Executive Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated March 28, 2012

10.11	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the 2008 Form 10-K

10.12	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed on November 27, 1991

10.13	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (the “2013 Form 10-K”)

10.14	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees) *	Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 29, 2005

10.14.1	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the Company's Annual Report Form Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006

10.14.2	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the Current Report on From 8-K (File No. 001-00079) filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.14.3	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 (the "2012 Form 10-K")

10.14.4	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *

10.15	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007

10.16	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the March 23, 2005 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference

10.16.1	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 25, 2010

10.17	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan for the 2013-2015 performance period *	Exhibit 10.18 to the 2012 Form 10-K

10.17.1	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan for the 2014-2016 performance period *	Exhibit 10.18.1 to the 2013 Form 10-K

10.17.2	Form of Performance-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan for the 2015-2017 performance period *

10.18	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.19 to the 2012 Form 10-K

10.18.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *

10.19	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the 2008 Form 10-K

10.19.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.19.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to the 2012 Form 10-K

10.19.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to the 2013 Form 10-K

10.20	Executive Deferred Compensation Plan *	Exhibit 10.30 to the 2008 Form 10-K

10.20.1	First Amendment to Executive Deferred Compensation Plan effective December 19, 2013 *	Exhibit 10.21.1 to the 2013 Form 10-K

10.21	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to the 2013 Form 10-K

10.21.1	First Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014, effective January 1, 2014 *

10.21.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *

10.21.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014 *

10.22	Director Deferred Compensation Plan *	Exhibit 10.33 to the 2008 Form 10-K

10.23	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 2, 2014

Exhibit Number	Description	Document if Incorporated by Reference
10.24	Macy's, Inc. Deferred Compensation Plan *	Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-192917) filed on December 18, 2013

10.24.1	First Amendment to Deferred Compensation Plan regarding special rules of eligibility for newly eligible participants, effective April 1, 2014 *

10.24.2	Second Amendment to Deferred Compensation Plan regarding payment rules for plan years that begin on or after January 1, 2015, effective January 1, 2014 *

10.25	Change in Control Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.26 to the 2013 Form 10-K

10.26	Amended and Restated Time Sharing Agreement between Macy's, Inc. and Terry J. Lundgren, dated August 21, 2014 *	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 8, 2014

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2015, filed on April 1, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dennis J. Broderick Executive Vice President, General Counsel and Secretary
Date: April 1, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2015.

*	*	*
Terry J. Lundgren	Karen M. Hoguet	Joel A. Belsky

Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	Chief Financial Officer (principal financial officer)	Executive Vice President and Controller (principal accounting officer)

*	*	*
Stephen F. Bollenbach	Deirdre Connelly	Meyer Feldberg

Director	Director	Director

*	*	*
Leslie D. Hale	Sara Levinson	Joseph Neubauer

Director	Director	Director

*	*	*
Joyce M. Roché	Paul C. Varga	Craig E. Weatherup

Director	Director	Director

*	*
Marna C. Whittington	Annie Young-Scrivner

Director	Director

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
We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2015. We also have audited Macy’s, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy’s, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Macy’s, Inc.’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy’s, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Macy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Cincinnati, Ohio
April 1, 2015

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2014	2013	2012
Net sales	$28,105	$27,931	$27,686
Cost of sales	(16,863)	(16,725)	(16,538)
Gross margin	11,242	11,206	11,148
Selling, general and administrative expenses	(8,355)	(8,440)	(8,482)
Impairments, store closing and other costs	(87)	(88)	(5)
Operating income	2,800	2,678	2,661
Interest expense	(395)	(390)	(425)
Premium on early retirement of debt	(17)	—	(137)
Interest income	2	2	3
Income before income taxes	2,390	2,290	2,102
Federal, state and local income tax expense	(864)	(804)	(767)
Net income	$1,526	$1,486	$1,335
Basic earnings per share	$4.30	$3.93	$3.29
Diluted earnings per share	$4.22	$3.86	$3.24

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	2014	2013	2012
Net income	$1,526	$1,486	$1,335
Other comprehensive income (loss), net of taxes:
Actuarial gain (loss) and prior service cost on post employment and postretirement benefit plans, net of tax effect of $269 million, $108 million and $24 million	(422)	170	37
Reclassifications to net income:
Net actuarial loss on post employment and postretirement benefit plans, net of tax effect of $10 million, $61 million and $60 million	15	96	94
Prior service credit on post employment and postretirement benefit plans, net of tax effect of $1 million	—	—	(1)
Total other comprehensive income (loss)	(407)	266	130
Comprehensive income	$1,119	$1,752	$1,465

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$2,246	$2,273
Receivables	424	438
Merchandise inventories	5,516	5,557
Prepaid expenses and other current assets	493	420
Total Current Assets	8,679	8,688
Property and Equipment – net	7,800	7,930
Goodwill	3,743	3,743
Other Intangible Assets – net	496	527
Other Assets	743	732
Total Assets	$21,461	$21,620
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$76	$463
Merchandise accounts payable	1,693	1,691
Accounts payable and accrued liabilities	3,109	2,810
Income taxes	296	362
Deferred income taxes	362	400
Total Current Liabilities	5,536	5,726
Long-Term Debt	7,265	6,714
Deferred Income Taxes	1,081	1,273
Other Liabilities	2,201	1,658
Shareholders’ Equity:
Common stock (340.6 and 364.9 shares outstanding)	4	4
Additional paid-in capital	1,048	2,522
Accumulated equity	7,340	6,235
Treasury stock	(1,942)	(1,847)
Accumulated other comprehensive loss	(1,072)	(665)
Total Shareholders’ Equity	5,378	6,249
Total Liabilities and Shareholders’ Equity	$21,461	$21,620

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 28, 2012	$5	$5,408	$4,015	$(2,434)	$(1,061)	$5,933
Net income			1,335			1,335
Other comprehensive income					130	130
Common stock dividends ($.60 per share)			(242)			(242)
Stock repurchases				(1,397)		(1,397)
Stock-based compensation expense		55				55
Stock issued under stock plans		(111)		345		234
Retirement of common stock	(1)	(1,480)		1,481		—
Deferred compensation plan distributions				3		3
Balance at February 2, 2013	4	3,872	5,108	(2,002)	(931)	6,051
Net income			1,486			1,486
Other comprehensive income					266	266
Common stock dividends ($.95 per share)			(359)			(359)
Stock repurchases				(1,571)		(1,571)
Stock-based compensation expense		60				60
Stock issued under stock plans		(84)		399		315
Retirement of common stock		(1,326)		1,326		—
Deferred compensation plan distributions				1		1
Balance at February 1, 2014	4	2,522	6,235	(1,847)	(665)	6,249
Net income			1,526			1,526
Other comprehensive loss					(407)	(407)
Common stock dividends ($1.1875 per share)			(421)			(421)
Stock repurchases				(1,901)		(1,901)
Stock-based compensation expense		72				72
Stock issued under stock plans		(66)		324		258
Retirement of common stock		(1,480)		1,480		—
Deferred compensation plan distributions				2		2
Balance at January 31, 2015	$4	$1,048	$7,340	$(1,942)	$(1,072)	$5,378

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2014	2013	2012
Cash flows from operating activities:
Net income	$1,526	$1,486	$1,335
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments, store closing and other costs	87	88	5
Depreciation and amortization	1,036	1,020	1,049
Stock-based compensation expense	73	62	61
Amortization of financing costs and premium on acquired debt	(5)	(8)	(16)
Changes in assets and liabilities:
(Increase) decrease in receivables	22	(58)	7
(Increase) decrease in merchandise inventories	40	(249)	(191)
Increase in prepaid expenses and other current assets	(3)	(2)	(7)
(Increase) decrease in other assets not separately identified	(61)	(1)	23
Increase (decrease) in merchandise accounts payable	(17)	101	23
Increase (decrease) in accounts payable, accrued liabilities and other items not separately identified	37	48	(33)
Increase (decrease) in current income taxes	(65)	7	(16)
Increase (decrease) in deferred income taxes	29	(142)	14
Increase (decrease) in other liabilities not separately identified	10	197	(75)
Net cash provided by operating activities	2,709	2,549	2,179
Cash flows from investing activities:
Purchase of property and equipment	(770)	(607)	(698)
Capitalized software	(298)	(256)	(244)
Disposition of property and equipment	172	132	66
Other, net	(74)	(57)	95
Net cash used by investing activities	(970)	(788)	(781)
Cash flows from financing activities:
Debt issued	1,044	400	1,000
Financing costs	(9)	(9)	(11)
Debt repaid	(870)	(124)	(1,803)
Dividends paid	(421)	(359)	(324)
Increase (decrease) in outstanding checks	133	24	(88)
Acquisition of treasury stock	(1,901)	(1,571)	(1,397)
Issuance of common stock	258	315	234
Net cash used by financing activities	(1,766)	(1,324)	(2,389)
Net increase (decrease) in cash and cash equivalents	(27)	437	(991)
Cash and cash equivalents beginning of period	2,273	1,836	2,827
Cash and cash equivalents end of period	$2,246	$2,273	$1,836
Supplemental cash flow information:
Interest paid	$413	$388	$585
Interest received	2	2	2
Income taxes paid (net of refunds received)	834	835	738
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy’s, Inc. and subsidiaries (the “Company”) is an omnichannel retail organization operating stores and Internet websites under two brands (Macy’s and Bloomingdale’s) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company has stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 31, 2015, the Company’s operations and reportable segments were conducted through Macy’s, Bloomingdale’s and Bloomingdale’s Outlet, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
For 2014, 2013 and 2012, the following merchandise constituted the following percentages of sales:

	2014	2013	2012
Feminine Accessories, Intimate Apparel, Shoes and Cosmetics	38%	38%	38%
Feminine Apparel	23	23	23
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	16
	100%	100%	100%

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2014, 2013 and 2012 ended on January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Fiscal years 2014 and 2013 included 52 weeks and fiscal year 2012 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $111 million at January 31, 2015 and $101 million at February 1, 2014.
Investments
The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” Unrealized holding gains and losses on trading securities are recognized in the Consolidated Statements of Income and unrealized holding gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income, net of income tax effect, until realized. At January 31, 2015, the Company did not hold any held-to-maturity or available-for-sale securities.
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
Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the fiscal year purchase activity. At January 31, 2015 and February 1, 2014, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2014, 2013 or 2012. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Permanent markdowns designated for clearance activity are recorded when the utility of the inventory has diminished. Factors considered in the determination of permanent markdowns include current and anticipated demand, customer preferences, age of the merchandise and fashion trends. When a decision is made to permanently markdown merchandise, the resulting gross margin reduction is recognized in the period the markdown is recorded.
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
Vendor Allowances
The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are recognized when earned in accordance with ASC Subtopic 605-50, “Customer Payments and Incentives.” The Company also receives advertising allowances from approximately 1,000 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with ASC Subtopic 605-50. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.
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

	2014	2013	2012
	(millions)
Gross advertising and promotional costs	$1,602	$1,623	$1,554
Cooperative advertising allowances	425	457	431
Advertising and promotional costs, net of cooperative advertising allowances	$1,177	$1,166	$1,123
Net sales	$28,105	$27,931	$27,686
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.2%	4.2%	4.1%
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
Derivatives
The Company records derivative transactions according to the provisions of ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At January 31, 2015, the Company was not a party to any derivative financial instruments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Impairments, Store Closing and Other Costs
Impairments, store closing and other costs consist of the following:

	2014	2013	2012
	(millions)
Impairments of properties held and used	$33	$39	$4
Severance	46	43	3
Other	8	6	(2)
	$87	$88	$5

During January 2015, the Company announced a series of initiatives to evolve its business model and invest in continued growth opportunities, including a restructuring of merchandising and marketing functions at Macy's and Bloomingdale's consistent with the Company's omnichannel approach to retailing, as well as a series of adjustments to its field and store operations to increase productivity and efficiency.
During January 2014, the Company announced a series of cost-reduction initiatives, including organization changes that combine certain region and district organizations of the My Macy’s store management structure and the realignment and elimination of certain store, central office and administrative functions.
During January 2015, the Company announced the closure of fourteen Macy's stores; during January 2014, the Company announced the closure of five Macy's stores; and during January 2013, the Company announced the closure of six Macy’s and Bloomingdale's stores.
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
The Company expects to pay out the 2014 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to May 2, 2015. The 2013 and 2012 accrued severance costs, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, were paid out in the fiscal year subsequent to incurring such severance costs.

3.	Receivables
Receivables were $424 million at January 31, 2015, compared to $438 million at February 1, 2014.
In connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement with an initial term of 10 years which was to expire on July 17, 2016. During 2014, the Company entered into an amended and restated Credit Card Program Agreement (the “Program Agreement”) with substantially similar financial terms as the prior credit card program agreement. The Program Agreement is now set to expire March 31, 2025, subject to an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Amounts received under the Program Agreement were $975 million for 2014, $928 million for 2013 and $865 million for 2012, and are treated as reductions of SG&A expenses on the Consolidated Statements of Income. The Company’s earnings from credit operations, net of servicing expenses, were $776 million for 2014, $731 million for 2013, and $663 million for 2012.

4.	Properties and Leases

	January 31, 2015	February 1, 2014
	(millions)
Land	$1,664	$1,696
Buildings on owned land	5,049	5,405
Buildings on leased land and leasehold improvements	1,819	2,041
Fixtures and equipment	4,828	4,811
Leased properties under capitalized leases	34	43
	13,394	13,996
Less accumulated depreciation and amortization	5,594	6,066
	$7,800	$7,930

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
Minimum rental commitments (excluding executory costs) at January 31, 2015, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year
2015	$3	$260	$263
2016	3	264	267
2017	3	246	249
2018	3	232	235
2019	3	214	217
After 2019	43	2,351	2,394
Total minimum lease payments	58	$3,567	$3,625
Less amount representing interest	28
Present value of net minimum capitalized lease payments	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($1 million) and long-term ($29 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of $12 million on operating leases.
The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating $317 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.
Rental expense consists of:

	2014	2013	2012
	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$—	$—	$—
Operating leases –
Minimum rentals	265	256	248
Contingent rentals	22	22	21
	287	278	269
Less income from subleases –
Operating leases	(8)	(10)	(11)
	$279	$268	$258
Personal property – Operating leases	$12	$11	$11

Included as a reduction to the expense above is deferred rent amortization of $7 million, $8 million and $7 million for 2014, 2013 and 2012, respectively, related to contributions received from landlords.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	January 31, 2015	February 1, 2014
	(millions)
Non-amortizing intangible assets
Goodwill	$9,125	$9,125
Accumulated impairment losses	(5,382)	(5,382)
	3,743	3,743
Tradenames	414	414
	$4,157	$4,157
Amortizing intangible assets
Favorable leases	$177	$188
Customer relationships	188	188
	365	376
Accumulated amortization
Favorable leases	(106)	(104)
Customer relationships	(177)	(159)
	(283)	(263)
	$82	$113
Intangible amortization expense amounted to $31 million for 2014, $34 million for 2013 and $37 million for 2012.
Future estimated intangible amortization expense is shown below:

(millions)
Fiscal year
2015	$21
2016	8
2017	7
2018	7
2019	7

Favorable lease intangible assets are being amortized over their respective lease terms (weighted average life of approximately twelve years) and customer relationship intangible assets are being amortized over their estimated useful lives of ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing
The Company’s debt is as follows:

	January 31, 2015	February 1, 2014
	(millions)
Short-term debt:
7.5% Senior debentures due 2015	$69	$—
5.75% Senior notes due 2014	—	453
Capital lease and current portion of other long-term obligations	7	10
	$76	$463
Long-term debt:
2.875% Senior notes due 2023	$750	$750
5.9% Senior notes due 2016	577	577
3.875% Senior notes due 2022	550	550
4.5% Senior notes due 2034	550	—
3.625% Senior notes due 2024	500	—
6.375% Senior notes due 2037	500	500
7.875% Senior notes due 2015	—	407
4.375% Senior notes due 2023	400	400
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
5.125% Senior debentures due 2042	250	250
4.3% Senior notes due 2043	250	250
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
7.875% Senior debentures due 2036	108	108
8.125% Senior debentures due 2035	76	76
8.75% Senior debentures due 2029	61	61
7.45% Senior debentures due 2016	59	59
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
7.6% Senior debentures due 2025	24	24
9.5% amortizing debentures due 2021	21	25
7.875% Senior debentures due 2030	18	18
9.75% amortizing debentures due 2021	12	14
7.5% Senior debentures due 2015	—	69
Unamortized debt discount	(18)	(14)
Premium on acquired debt, using an effective interest yield of 5.415% to 6.165%	164	176
Capital lease and other long-term obligations	29	30
	$7,265	$6,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and premium on early retirement of debt is as follows:

	2014	2013	2012
	(millions)
Interest on debt	$411	$407	$449
Amortization of debt premium	(12)	(15)	(19)
Amortization of financing costs and debt discount	7	7	7
Interest on capitalized leases	2	2	3
	408	401	440
Less interest capitalized on construction	13	11	15
Interest expense	$395	$390	$425
Premium on early retirement of debt	$17	$—	$137
On November 14, 2014, the Company provided a notice of redemption related to all of the $407 million of 7.875% senior notes due 2015, as allowed under the terms of the indenture. The price for the redemption was calculated pursuant to the indenture and resulted in the recognition of additional interest expense of $17 million during 2014. This additional interest expense is presented as premium on early retirement of debt on the Consolidated Statements of Income.

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
Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)
Fiscal year
2016	$642
2017	306
2018	6
2019	41
2020	39
After 2020	6,056

During 2014, 2013 and 2012, the Company repaid $453 million, $109 million and $914 million, respectively, of indebtedness at maturity.
On November 18, 2014, the Company issued $550 million aggregate principal amount of 4.5% senior notes due 2034. This debt was used to pay for the redemption of the $407 million of 7.875% senior notes due 2015 described above.
On May 23, 2014, the Company issued $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024, the proceeds of which were used for general corporate purposes.
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
The following table shows the detail of debt repayments:

	2014	2013	2012
	(millions)
5.75% Senior notes due 2014	$453	$—	$—
7.625% Senior debentures due 2013	—	109	—
7.875% Senior notes due 2015	407	—	205
5.35% Senior notes due 2012	—	—	616
5.90% Senior notes due 2016	—	—	400
5.875% Senior notes due 2013	—	—	298
8.0% Senior debentures due 2012	—	—	173
7.45% Senior debentures due 2016	—	—	64
7.5% Senior debentures due 2015	—	—	31
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	2	2	2
Capital leases and other obligations	4	9	10
	$870	$124	$1,803

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
As of January 31, 2015, and February 1, 2014, there were no revolving credit loans outstanding under these credit agreements, and there were no borrowings under these agreements throughout all of 2014 and 2013. However, there were less than $1 million of standby letters of credit outstanding at January 31, 2015 and February 1, 2014. Revolving loans under the credit agreement bear interest based on various published rates.
The Company's credit agreement, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent has fully and unconditionally guaranteed this obligation, subject to specified limitations.The Company’s interest coverage ratio for 2014 was 9.68 and its leverage ratio at January 31, 2015 was 1.83, in each case as calculated in accordance with the credit agreement. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.

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
Commercial Paper
The Company is a party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. The Company had no commercial paper outstanding under its commercial paper program throughout all of 2014 and 2013.
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
Other Financing Arrangements
At January 31, 2015 and February 1, 2014, the Company had dedicated $37 million of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were $29 million and $34 million of other standby letters of credit outstanding at January 31, 2015 and February 1, 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounts Payable and Accrued Liabilities

	January 31, 2015	February 1, 2014
	(millions)
Accounts payable	$833	$746
Gift cards and customer award certificates	907	840
Accrued wages and vacation	193	190
Current portion of post employment and postretirement benefits	190	110
Taxes other than income taxes	187	157
Lease related liabilities	155	153
Current portion of workers’ compensation and general liability reserves	128	131
Accrued interest	93	89
Allowance for future sales returns	93	85
Severance and relocation	46	43
Other	284	266
	$3,109	$2,810

Adjustments to the allowance for future sales returns, which amounted to charges of $8 million, $4 million and $5 million for 2014, 2013 and 2012, respectively, are reflected in cost of sales.
Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2014	2013	2012
	(millions)
Balance, beginning of year	$497	$497	$493
Charged to costs and expenses	160	147	157
Payments, net of recoveries	(152)	(147)	(153)
Balance, end of year	$505	$497	$497

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At January 31, 2015 and February 1, 2014, workers’ compensation and general liability reserves included $111 million and $107 million, respectively, of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

8.	Taxes
Income tax expense is as follows:

	2014			2013			2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$767	$5	$772	$859	$(98)	$761	$697	$2	$699
State and local	95	(3)	92	107	(64)	43	70	(2)	68
	$862	$2	$864	$966	$(162)	$804	$767	$—	$767

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2014, 2013 and 2012 to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2014	2013	2012
	(millions)
Expected tax	$836	$801	$736
State and local income taxes, net of federal income tax benefit	59	45	47
Historic rehabilitation tax credit	(20)	(16)	—
Change in valuation allowance	1	(16)	(2)
Other	(12)	(10)	(14)
	$864	$804	$767

The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2013 and all prior tax years.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 31, 2015	February 1, 2014
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$586	$392
Accrued liabilities accounted for on a cash basis for tax purposes	320	289
Long-term debt	83	90
Unrecognized state tax benefits and accrued interest	76	84
State operating loss and credit carryforwards	80	79
Other	160	160
Valuation allowance	(24)	(23)
Total deferred tax assets	1,281	1,071
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(1,510)	(1,569)
Merchandise inventories	(585)	(587)
Intangible assets	(294)	(263)
Post employment benefits	—	(28)
Other	(335)	(297)
Total deferred tax liabilities	(2,724)	(2,744)
Net deferred tax liability	$(1,443)	$(1,673)

The valuation allowance at January 31, 2015 and February 1, 2014 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to an increase of $1 million for 2014 and a decrease of $16 million for 2013.
As of January 31, 2015, the Company had no federal net operating loss carryforwards, state net operating loss carryforwards of $595 million and state credit carryforwards of $29 million, which will expire between 2015 and 2034.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 31, 2015	February 1, 2014	February 2, 2013
	(millions)
Balance, beginning of year	$189	$170	$179
Additions based on tax positions related to the current year	33	37	18
Additions for tax positions of prior years	—	—	18
Reductions for tax positions of prior years	(15)	(1)	(19)
Settlements	(23)	(1)	(9)
Statute expirations	(12)	(16)	(17)
Balance, end of year	$172	$189	$170
Amounts recognized in the Consolidated Balance Sheets at January 31, 2015, February 1, 2014 and February 2, 2013
Current income taxes	$11	$31	$20
Long-term deferred income taxes	6	11	23
Other liabilities	155	147	127
	$172	$189	$170

As of January 31, 2015 and February 1, 2014, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $112 million and $123 million, respectively.
The Company classifies unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. Federal, state and local interest and penalties, which amounted to a credit of $3 million for 2014, an expense of $9 million for 2013, and a credit of $10 million for 2012, are reflected in income tax expense.
The Company had $52 million and $63 million accrued for the payment of federal, state and local interest and penalties at January 31, 2015 and February 1, 2014, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at January 31, 2015 and February 1, 2014 are insignificant. At January 31, 2015, $49 million of federal, state and local interest and penalties is included in other liabilities and $3 million is included in current income taxes on the Consolidated Balance Sheets.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2011. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2005. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Retirement Plans
The Company has defined contribution plans which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a funded defined benefit plan (“Pension Plan”) and an unfunded defined benefit supplementary retirement plan (“SERP”), which provides benefits, for certain employees, in excess of qualified plan limitations. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions, and effective January 2, 2012, the SERP was closed to new participants.
In February 2013, the Company announced changes to the Pension Plan and SERP whereby eligible employees no longer earn future pension service credits after December 31, 2013, with limited exceptions. All retirement benefits attributable to service in subsequent periods will be provided through defined contribution plans.
Defined Contribution Plans
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
At January 31, 2015 and February 1, 2014, the liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $97 million and $25 million, respectively. Expense related to matching contributions for the qualified plan amounted to $89 million for 2014, $24 million for 2013 and $14 million for 2012.
At January 31, 2015, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $4 million and the liability related to the non-qualified matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $2 million. Expense related to matching contributions for the non-qualified plan amounted to $2 million for 2014. In connection with the non-qualified plan, the Company has mutual fund investments of $4 million, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company has an additional deferred compensation plan wherein eligible executives elected to defer a portion of their compensation each year as either stock credits or cash credits. Effective January 1, 2014, no additional compensation will be deferred, with limited exceptions. The Company has transfered shares to a trust to cover the number estimated for distribution on account of stock credits currently outstanding. At January 31, 2015 and February 1, 2014, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $42 million and $44 million, respectively. Expense for 2014, 2013 and 2012 was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of January 31, 2015 and February 1, 2014:

	2014	2013
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,473	$3,555
Service cost	6	112
Interest cost	151	143
Actuarial (gain) loss	563	(117)
Benefits paid	(227)	(220)
Projected benefit obligation, end of year	3,966	3,473
Changes in plan assets
Fair value of plan assets, beginning of year	3,546	3,387
Actual return on plan assets	317	379
Company contributions	—	—
Benefits paid	(227)	(220)
Fair value of plan assets, end of year	3,636	3,546
Funded status at end of year	$(330)	$73
Amounts recognized in the Consolidated Balance Sheets at January 31, 2015 and February 1, 2014
Other assets	$—	$73
Other liabilities	(330)	—
	$(330)	$73
Amounts recognized in accumulated other comprehensive loss at January 31, 2015 and February 1, 2014
Net actuarial loss	$1,397	$931

The accumulated benefit obligation for the Pension Plan was $3,951 million as of January 31, 2015 and $3,453 million as of February 1, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the Pension Plan included the following actuarially determined components:

	2014	2013	2012
	(millions)
Net Periodic Pension Cost
Service cost	$6	$112	$117
Interest cost	151	143	157
Expected return on assets	(246)	(242)	(253)
Amortization of net actuarial loss	25	141	141
Amortization of prior service credit	—	—	(1)
	(64)	154	161
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	491	(254)	(91)
Amortization of net actuarial loss	(25)	(141)	(141)
Amortization of prior service credit	—	—	1
	466	(395)	(231)
Total recognized in net periodic pension cost and other comprehensive loss	$402	$(241)	$(70)

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is $39 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at January 31, 2015 and February 1, 2014:

	2014	2013
Discount rate	3.55%	4.50%
Rate of compensation increases	4.10%	4.10%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2014	2013	2012
Discount rate	4.50%	4.15%	4.65%
Expected long-term return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increases	4.10%	4.50%	4.50%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long-term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of February 2, 2013, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 8.00% to 7.50% based on then-expected future returns on the portfolio. As of January 31, 2015, the Company further lowered the assumed annual long-term rate of return for the Pension Plan's assets from 7.50% to 7.00% based on expected future returns on the portfolio of assets.
The Company develops its rate of compensation increase assumption based on recent experience and reflects an estimate of future compensation levels taking into account general increase levels, seniority, promotions and other factors. The salary increase assumption is used to project employees’ pay in future years and its impact on the projected benefit obligation for the Pension Plan.
The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 50% equity securities, 40% debt securities, 5% real estate and 5% private equities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 31, 2015, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$248	$—	$248	$—
Equity securities:
U.S.	821	344	477	—
International	659	—	659	—
Fixed income securities:
U. S. Treasury bonds	272	—	272	—
Other Government bonds	55	—	55	—
Agency backed bonds	28	—	28	—
Corporate bonds	434	—	434	—
Mortgage-backed securities and forwards	91	—	91	—
Asset-backed securities	19	—	19	—
Pooled funds	458	—	458	—
Other types of investments:
Real estate	244	—	—	244
Hedge funds	175	—	—	175
Private equity	181	—	—	181
Total	$3,685	$344	$2,741	$600

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
Due to the nature of the underlying assets of the real estate, hedge funds and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of January 31, 2015 and February 1, 2014, certain of these investments are generally subject to lock-up periods, ranging from two to fourteen years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to twice per year, and certain of these investments are subject to advance notice requirements, ranging from sixty-day notification to ninety-day notification. As of January 31, 2015 and February 1, 2014, the Pension Plan had unfunded commitments related to certain of these investments totaling $115 million and $150 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a summary of changes in fair value of the Pension Plan’s level 3 assets for 2014 and 2013:

	2014	2013
	(millions)
Balance, beginning of year	$548	$594
Actual gain on plan assets:
Relating to assets still held at the reporting date	18	1
Relating to assets sold during the period	22	48
Purchases	71	77
Sales	(59)	(172)
Balance, end of year	$600	$548

The Company does not anticipate making funding contributions to the Pension Plan in 2015.
The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year
2015	$301
2016	286
2017	280
2018	272
2019	270
2020-2024	1,236

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan
The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of January 31, 2015 and February 1, 2014:

	2014	2013
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$770	$795
Service cost	—	6
Interest cost	33	32
Actuarial (gain) loss	170	(17)
Plan amendment	—	8
Benefits paid	(53)	(54)
Projected benefit obligation, end of year	920	770
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	53	54
Benefits paid	(53)	(54)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(920)	$(770)
Amounts recognized in the Consolidated Balance Sheets at January 31, 2015 and February 1, 2014
Accounts payable and accrued liabilities	$(69)	$(59)
Other liabilities	(851)	(711)
	$(920)	$(770)
Amounts recognized in accumulated other comprehensive loss at January 31, 2015 and February 1, 2014
Net actuarial loss	$341	$176
Prior service cost	8	8
	$349	$184

The accumulated benefit obligation for the supplementary retirement plan was $920 million as of January 31, 2015 and $770 million as of February 1, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the supplementary retirement plan included the following actuarially determined components:

	2014	2013	2012
	(millions)
Net Periodic Pension Cost
Service cost	$—	$6	$6
Interest cost	33	32	35
Amortization of net actuarial loss	5	19	17
Amortization of prior service credit	—	—	(1)
	38	57	57
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	170	(17)	34
Prior service cost	—	8	—
Amortization of net actuarial loss	(5)	(19)	(17)
Amortization of prior service credit	—	—	1
	165	(28)	18
Total recognized in net periodic pension cost and other comprehensive loss	$203	$29	$75

The estimated net actuarial loss for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 is $10 million.
The following weighted average assumption was used to determine the projected benefit obligations for the supplementary retirement plan at January 31, 2015 and February 1, 2014:

	2014	2013
Discount rate	3.55%	4.50%

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2014	2013	2012
Discount rate	4.50%	4.15%	4.65%
Rate of compensation increases	N/A	4.90%	4.90%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year
2015	$69
2016	68
2017	70
2018	64
2019	68
2020-2024	267

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
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of January 31, 2015 and February 1, 2014:

	2014	2013
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$223	$250
Service cost	—	—
Interest cost	10	10
Actuarial (gain) loss	30	(15)
Medicare Part D subsidy	1	1
Benefits paid	(21)	(23)
Accumulated postretirement benefit obligation, end of year	243	223
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	21	23
Benefits paid	(21)	(23)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(243)	$(223)
Amounts recognized in the Consolidated Balance Sheets at January 31, 2015 and February 1, 2014
Accounts payable and accrued liabilities	$(22)	$(26)
Other liabilities	(221)	(197)
	$(243)	$(223)
Amounts recognized in accumulated other comprehensive loss at January 31, 2015 and February 1, 2014
Net actuarial gain	$—	$(35)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive loss included the following actuarially determined components:

	2014	2013	2012
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	10	10	12
Amortization of net actuarial gain	(5)	(3)	(4)
Amortization of prior service cost	—	—	—
	5	7	8
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	30	(15)	(4)
Amortization of net actuarial gain	5	3	4
Amortization of prior service cost	—	—	—
	35	(12)	—
Total recognized in net periodic postretirement benefit cost and other comprehensive loss	$40	$(5)	$8

The following weighted average assumption was used to determine the accumulated postretirement benefit obligations at January 31, 2015 and February 1, 2014:

	2014	2013
Discount rate	3.55%	4.50%

The following weighted average assumption was used to determine the net postretirement benefit costs for the postretirement obligations:

	2014	2013	2012
Discount rate	4.50%	4.15%	4.65%

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
The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at January 31, 2015 and February 1, 2014:

	2014	2013
Health care cost trend rates assumed for next year	7.27% - 8.90%	7.27% - 9.20%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2025	2025

The assumed health care cost trend rates have an impact on the amounts reported for the accumulated postretirement benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase	1 – Percentage Point Decrease
	(millions)
Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligations	$17	$(15)

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year
2015	$21	$1
2016	20	1
2017	19	1
2018	19	1
2019	18	1
2020-2024	79	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Based Compensation
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
As of January 31, 2015, 24 million shares of common stock were available for additional grants pursuant to the Company’s equity plan. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2014	2013	2012
	(millions)
Stock options	$47	$36	$28
Restricted stock units	26	25	26
Restricted stock	—	1	1
Stock credits	—	—	6
	$73	$62	$61

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income. The income tax benefit recognized in the Consolidated Statements of Income related to stock-based compensation was $26 million, $22 million, and $22 million, for 2014, 2013 and 2012, respectively.
As of January 31, 2015, the Company had $62 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years, and $29 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.4 years.
During 2014, 2013 and 2012, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of three-year performance periods ending January 28, 2017, January 30, 2016 and January 31, 2015, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the CMD Committee in connection with the issuance of the units. The performance objectives are based on the Company’s business plan covering the performance period. The performance objectives include achieving a cumulative EBITDA level for the performance period and also include an EBITDA as a percent to sales ratio and a return on invested capital ratio. The performance-based restricted stock units also include a performance objective relating to relative total shareholder return (“TSR”). Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a ten-or twelve-company executive compensation peer group over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 150% of the Target Shares granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also during 2014, 2013 and 2012, the CMD Committee approved awards of time-based restricted stock units to certain senior executives of the Company and awards of time-based restricted stock units to the non-employee members of the Company’s board of directors.
Stock Options
The fair value of stock options granted during 2014, 2013 and 2012 and the weighted average assumptions used to estimate the fair value are as follows:

	2014	2013	2012
Weighted average grant date fair value of stock options granted during the period	$19.07	$12.15	$12.22
Dividend yield	2.5%	2.8%	2.2%
Expected volatility	42.7%	41.3%	39.8%
Risk-free interest rate	1.5%	0.8%	1.2%
Expected life	5.7 years	5.7 years	5.7 years

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
Activity related to stock options for 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	23,313.6	$32.02
Granted	3,296.0	$58.92
Canceled or forfeited	(468.4)	$41.10
Exercised	(6,462.4)	$30.98
Outstanding, end of period	19,678.8	$36.65
Exercisable, end of period	11,405.5	$30.06	4.0	$386
Options expected to vest	7,280.5	$45.73	8.1	$132

Additional information relating to stock options is as follows:

	2014	2013	2012
	(millions)
Intrinsic value of options exercised	$189	$207	$132
Grant date fair value of stock options that vested during the year	38	31	30
Cash received from stock options exercised	200	254	164
Excess tax benefits realized from exercised stock options	43	51	36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Restricted Stock Units
The weighted average grant date fair values of restricted stock units granted during 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Restricted stock units	$59.41	$42.54	$39.52

The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the portion of the Target Shares that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a ten-or twelve-company executive compensation peer group over the remaining performance periods. The expected volatility of the Company’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.
Compensation expense is recorded for all restricted stock and restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units.
Activity related to restricted stock awards for 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	79.2	$22.58
Granted	—	—
Forfeited	(0.6)	23.43
Vested	(52.7)	22.16
Nonvested, end of period	25.9	$23.43

Activity related to restricted stock units for 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	1,191.8	$41.16
Granted – performance-based	289.3	59.81
Performance adjustment	46.9	40.63
Granted – time-based	202.3	58.83
Dividend equivalents	21.0	59.52
Forfeited	(37.1)	42.12
Vested	(421.3)	40.40
Nonvested, end of period	1,292.9	$48.47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Credits
The Company also had a stock credit plan. In 2008, key management personnel became eligible to earn a stock credit grant over a two-year performance period ending January 30, 2010. There were a total of 836,268 stock credit awards outstanding as of February 2, 2013, relating to the 2008 grant. In general, with respect to the stock credits awarded to participants in 2008, the value of one-half of the stock credits earned plus reinvested dividend equivalents was paid in cash in early 2012 and amounted to $28 million and the value of the other half of such earned stock credits plus reinvested dividend equivalents was paid in cash in early 2013 and amounted to $32 million. Compensation expense for stock credit awards was recorded on a straight-line basis primarily over the vesting period and was calculated based on the ending stock price for each reporting period. There are no stock credit awards outstanding and no related liability under the stock credit plans as of January 31, 2015 or February 1, 2014.

12.	Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 379.6 million shares of Common Stock issued and 340.6 million shares of Common Stock outstanding at January 31, 2015, and with 410.6 million shares of Common Stock issued and 364.9 million shares of Common Stock outstanding at February 1, 2014 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
The Company retired 31.0 million, 34.0 million and 42.7 million shares of Common Stock during 2014, 2013 and 2012, respectively.
The Company's board of directors approved an additional authorization to purchase Common Stock of $1,500 million on May 14, 2014. Combined with previous authorizations commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $15,000 million of Common Stock. All authorizations are cumulative and do not have an expiration date. During 2014, the Company purchased approximately 31.9 million shares of Common Stock under its share repurchase program for a total of $1,900 million. During 2013, the Company purchased approximately 33.6 million shares of Common Stock under its share repurchase program for a total of $1,570 million. During 2012, the Company purchased approximately 35.6 million shares of Common Stock under its share repurchase program for a total of $1,350 million. As of January 31, 2015, $1,032 million of authorization remained unused. The Company may continue or, from time to time, suspend repurchases of its shares under its share repurchase program, depending on prevailing market conditions, alternative uses of capital and other factors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
			(thousands)
Balance at January 28, 2012	487,338.5	(1,246.8)	(71,910.7)	(73,157.5)	414,181.0
Stock issued under stock plans		(89.2)	10,325.1	10,235.9	10,235.9
Stock repurchases
Repurchase program			(35,572.9)	(35,572.9)	(35,572.9)
Other			(1,269.4)	(1,269.4)	(1,269.4)
Deferred compensation plan distributions		126.5		126.5	126.5
Retirement of common stock	(42,732.7)		42,732.7	42,732.7	—
Balance at February 2, 2013	444,605.8	(1,209.5)	(55,695.2)	(56,904.7)	387,701.1
Stock issued under stock plans		(85.2)	10,891.1	10,805.9	10,805.9
Stock repurchases
Repurchase program			(33,625.3)	(33,625.3)	(33,625.3)
Other			(12.2)	(12.2)	(12.2)
Deferred compensation plan distributions		65.5		65.5	65.5
Retirement of common stock	(34,000.0)		34,000.0	34,000.0	—
Balance at February 1, 2014	410,605.8	(1,229.2)	(44,441.6)	(45,670.8)	364,935.0
Stock issued under stock plans		(54.8)	7,490.6	7,435.8	7,435.8
Stock repurchases
Repurchase program			(31,874.9)	(31,874.9)	(31,874.9)
Other			(27.0)	(27.0)	(27.0)
Deferred compensation plan distributions		104.8		104.8	104.8
Retirement of common stock	(31,000.0)		31,000.0	31,000.0	—
Balance at January 31, 2015	379,605.8	(1,179.2)	(37,852.9)	(39,032.1)	340,573.7
Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2014, 2013 and 2012 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost (income) and are included in SG&A expenses in the Consolidated Statements of Income. See Note 9, "Retirement Plans," and Note 10, "Postretirement Health Care and Life Insurance Benefits," for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	January 31, 2015				February 1, 2014
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$97	$—	$97	$—	$75	$—	$75	$—

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
The following table shows the estimated fair value of the Company’s long-term debt:

	January 31, 2015			February 1, 2014
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$7,090	$7,236	$8,219	$6,522	$6,684	$7,171

The following table shows certain of the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during 2014 and 2013:

	January 31, 2015				February 1, 2014
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets held and used	$8	$—	$—	$8	$13	$—	$—	$13
During 2014, long-lived assets held and used with a carrying value of $41 million were written down to their fair value of $8 million, resulting in asset impairment charges of $33 million. During 2013, long-lived assets held and used with a carrying value of $52 million were written down to their fair value of $13 million, resulting in asset impairment charges of $39 million. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

14.	Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	2014			2013			2012
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$1,526		354.3	$1,486		377.3	$1,335		404.4
Shares to be issued under deferred compensation and other plans			0.9			1.0			1.1
	$1,526		355.2	$1,486		378.3	$1,335		405.5
Basic earnings per share		$4.30			$3.93			$3.29
Effect of dilutive securities –
Stock options, restricted stock and restricted stock units			6.5			6.5			6.7
	$1,526		361.7	$1,486		384.8	$1,335		412.2
Diluted earnings per share		$4.22			$3.86			$3.24

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 3.2 million of shares of common stock and restricted stock units relating to 0.6 million shares of common stock were outstanding at January 31, 2015, restricted stock units relating to 0.7 million shares of common stock were outstanding at February 1, 2014, and stock options to purchase 7.5 million of shares of common stock and restricted stock units relating to 1.4 million shares of common stock were outstanding at February 2, 2013, but were not included in the computation of diluted earnings per share for 2014, 2013 and 2012, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results (unaudited)
Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2014:
Net sales	$6,279	$6,267	$6,195	$9,364
Cost of sales	(3,836)	(3,672)	(3,766)	(5,589)
Gross margin	2,443	2,595	2,429	3,775
Selling, general and administrative expenses	(2,000)	(2,024)	(2,007)	(2,324)
Impairments, store closing and other costs	—	—	—	(87)
Net income	224	292	217	793
Basic earnings per share	.61	.81	.62	2.30
Diluted earnings per share	.60	.80	.61	2.26
2013:
Net sales	$6,387	$6,066	$6,276	$9,202
Cost of sales	(3,911)	(3,533)	(3,817)	(5,464)
Gross margin	2,476	2,533	2,459	3,738
Selling, general and administrative expenses	(2,041)	(1,999)	(2,099)	(2,301)
Impairments, store closing and other costs	—	—	—	(88)
Net income	217	281	177	811
Basic earnings per share	.56	.73	.47	2.21
Diluted earnings per share	.55	.72	.47	2.16

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
Condensed Consolidating Balance Sheets as of January 31, 2015 and February 1, 2014, the related Condensed Consolidating Statements of Comprehensive Income for 2014, 2013 and 2012, and the related Condensed Consolidating Statements of Cash Flows for 2014, 2013, and 2012 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of January 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,908	$94	$244	$—	$2,246
Receivables	—	97	327	—	424
Merchandise inventories	—	2,817	2,699	—	5,516
Prepaid expenses and other current assets	—	113	380	—	493
Income taxes	88	—	—	(88)	—
Total Current Assets	1,996	3,121	3,650	(88)	8,679
Property and Equipment – net	—	4,315	3,485	—	7,800
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	73	423	—	496
Other Assets	1	74	668	—	743
Deferred Income Taxes	10	—	—	(10)	—
Intercompany Receivable	—	—	4,140	(4,140)	—
Investment in Subsidiaries	4,655	3,526	—	(8,181)	—
Total Assets	$6,662	$14,424	$12,794	$(12,419)	$21,461
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$75	$1	$—	$76
Merchandise accounts payable	—	784	909	—	1,693
Accounts payable and accrued liabilities	42	1,360	1,707	—	3,109
Income taxes	—	22	362	(88)	296
Deferred income taxes	—	295	67	—	362
Total Current Liabilities	42	2,536	3,046	(88)	5,536
Long-Term Debt	—	7,245	20	—	7,265
Intercompany Payable	1,215	2,925	—	(4,140)	—
Deferred Income Taxes	—	414	677	(10)	1,081
Other Liabilities	27	593	1,581	—	2,201
Shareholders’ Equity	5,378	711	7,470	(8,181)	5,378
Total Liabilities and Shareholders’ Equity	$6,662	$14,424	$12,794	$(12,419)	$21,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,078	$23,522	$(8,495)	$28,105
Cost of sales	—	(8,127)	(17,231)	8,495	(16,863)
Gross margin	—	4,951	6,291	—	11,242
Selling, general and administrative expenses	(3)	(4,351)	(4,001)	—	(8,355)
Impairments, store closing and other costs	—	(45)	(42)	—	(87)
Operating income (loss)	(3)	555	2,248	—	2,800
Interest (expense) income, net:
External	1	(394)	—	—	(393)
Intercompany	—	(230)	230	—	—
Premium on early retirement of debt	—	(17)	—	—	(17)
Equity in earnings of subsidiaries	1,528	624	—	(2,152)	—
Income before income taxes	1,526	538	2,478	(2,152)	2,390
Federal, state and local income tax benefit (expense)	—	25	(889)	—	(864)
Net income	$1,526	$563	$1,589	$(2,152)	$1,526
Comprehensive income	$1,119	$156	$1,338	$(1,494)	$1,119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,526	$563	$1,589	$(2,152)	$1,526
Impairments, store closing and other costs	—	45	42	—	87
Equity in earnings of subsidiaries	(1,528)	(624)	—	2,152	—
Dividends received from subsidiaries	1,088	1	—	(1,089)	—
Depreciation and amortization	—	454	582	—	1,036
(Increase) decrease in working capital	9	74	(69)	—	14
Other, net	(20)	(177)	243	—	46
Net cash provided by operating activities	1,075	336	2,387	(1,089)	2,709
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(260)	(636)	—	(896)
Other, net	—	(12)	(62)	—	(74)
Net cash used by investing activities	—	(272)	(698)	—	(970)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	177	(3)	—	174
Dividends paid	(421)	—	(1,089)	1,089	(421)
Common stock acquired, net of issuance of common stock	(1,643)	—	—	—	(1,643)
Intercompany activity, net	927	(283)	(644)	—	—
Other, net	15	52	57	—	124
Net cash used by financing activities	(1,122)	(54)	(1,679)	1,089	(1,766)
Net increase (decrease) in cash and cash equivalents	(47)	10	10	—	(27)
Cash and cash equivalents at beginning of period	1,955	84	234	—	2,273
Cash and cash equivalents at end of period	$1,908	$94	$244	$—	$2,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of February 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,955	$84	$234	$—	$2,273
Receivables	—	102	336	—	438
Merchandise inventories	—	2,896	2,661	—	5,557
Prepaid expenses and other current assets	—	103	317	—	420
Income taxes	80	—	—	(80)	—
Total Current Assets	2,035	3,185	3,548	(80)	8,688
Property and Equipment – net	—	4,590	3,340	—	7,930
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	97	430	—	527
Other Assets	4	87	641	—	732
Deferred Income Taxes	19	—	—	(19)	—
Intercompany Receivable	—	—	3,561	(3,561)	—
Investment in Subsidiaries	4,625	3,157	—	(7,782)	—
Total Assets	$6,683	$14,431	$11,948	$(11,442)	$21,620
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$461	$2	$—	$463
Merchandise accounts payable	—	760	931	—	1,691
Accounts payable and accrued liabilities	10	1,265	1,535	—	2,810
Income taxes	—	80	362	(80)	362
Deferred income taxes	—	315	85	—	400
Total Current Liabilities	10	2,881	2,915	(80)	5,726
Long-Term Debt	—	6,694	20	—	6,714
Intercompany Payable	362	3,199	—	(3,561)	—
Deferred Income Taxes	—	544	748	(19)	1,273
Other Liabilities	62	522	1,074	—	1,658
Shareholders’ Equity	6,249	591	7,191	(7,782)	6,249
Total Liabilities and Shareholders’ Equity	$6,683	$14,431	$11,948	$(11,442)	$21,620

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,233	$23,417	$(8,719)	$27,931
Cost of sales	—	(8,168)	(17,276)	8,719	(16,725)
Gross margin	—	5,065	6,141	—	11,206
Selling, general and administrative expenses	(8)	(4,443)	(3,989)	—	(8,440)
Impairments, store closing and other costs	—	(37)	(51)	—	(88)
Operating income (loss)	(8)	585	2,101	—	2,678
Interest (expense) income, net:
External	1	(388)	(1)	—	(388)
Intercompany	(2)	(176)	178	—	—
Equity in earnings of subsidiaries	1,492	557	—	(2,049)	—
Income before income taxes	1,483	578	2,278	(2,049)	2,290
Federal, state and local income tax benefit (expense)	3	33	(840)	—	(804)
Net income	$1,486	$611	$1,438	$(2,049)	$1,486
Comprehensive income	$1,752	$877	$1,434	$(2,311)	$1,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,486	$611	$1,438	$(2,049)	$1,486
Impairments, store closing and other costs	—	37	51	—	88
Equity in earnings of subsidiaries	(1,492)	(557)	—	2,049	—
Dividends received from subsidiaries	911	4	—	(915)	—
Depreciation and amortization	—	467	553	—	1,020
(Increase) decrease in working capital	(54)	12	(111)	—	(153)
Other, net	(25)	158	(25)	—	108
Net cash provided by operating activities	826	732	1,906	(915)	2,549
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(289)	(442)	—	(731)
Other, net	—	(6)	(51)	—	(57)
Net cash used by investing activities	—	(295)	(493)	—	(788)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	278	(2)	—	276
Dividends paid	(359)	—	(915)	915	(359)
Common stock acquired, net of issuance of common stock	(1,256)	—	—	—	(1,256)
Intercompany activity, net	1,310	(728)	(582)	—	—
Other, net	(104)	56	63	—	15
Net cash used by financing activities	(409)	(394)	(1,436)	915	(1,324)
Net increase (decrease) in cash and cash equivalents	417	43	(23)	—	437
Cash and cash equivalents at beginning of period	1,538	41	257	—	1,836
Cash and cash equivalents at end of period	$1,955	$84	$234	$—	$2,273

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,594	$22,439	$(8,347)	$27,686
Cost of sales	—	(8,385)	(16,500)	8,347	(16,538)
Gross margin	—	5,209	5,939	—	11,148
Selling, general and administrative expenses	(9)	(4,584)	(3,889)	—	(8,482)
Impairments, store closing and other costs	—	(8)	3	—	(5)
Operating income (loss)	(9)	617	2,053	—	2,661
Interest (expense) income, net:
External	1	(422)	(1)	—	(422)
Intercompany	(2)	(146)	148	—	—
Premium on early retirement of debt	—	(137)	—	—	(137)
Equity in earnings of subsidiaries	1,342	638	—	(1,980)	—
Income before income taxes	1,332	550	2,200	(1,980)	2,102
Federal, state and local income tax benefit (expense)	3	24	(794)	—	(767)
Net income	$1,335	$574	$1,406	$(1,980)	$1,335
Comprehensive income	$1,465	$704	$1,477	$(2,181)	$1,465

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2012
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,335	$574	$1,406	$(1,980)	$1,335
Impairments, store closing and other costs	—	8	(3)	—	5
Equity in earnings of subsidiaries	(1,342)	(638)	—	1,980	—
Dividends received from subsidiaries	783	125	—	(908)	—
Depreciation and amortization	—	484	565	—	1,049
Increase in working capital	(76)	(75)	(66)	—	(217)
Other, net	31	(31)	7	—	7
Net cash provided by operating activities	731	447	1,909	(908)	2,179
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(324)	(552)	—	(876)
Other, net	—	51	44	—	95
Net cash used by investing activities	—	(273)	(508)	—	(781)
Cash flows from financing activities:
Debt repaid, net of debt issued	—	(799)	(4)	—	(803)
Dividends paid	(324)	—	(908)	908	(324)
Common stock acquired, net of issuance of common stock	(1,163)	—	—	—	(1,163)
Intercompany activity, net	(194)	642	(448)	—	—
Other, net	(45)	(14)	(40)	—	(99)
Net cash used by financing activities	(1,726)	(171)	(1,400)	908	(2,389)
Net increase (decrease) in cash and cash equivalents	(995)	3	1	—	(991)
Cash and cash equivalents at beginning of period	2,533	38	256	—	2,827
Cash and cash equivalents at end of period	$1,538	$41	$257	$—	$1,836