Form 10-Q
period 2015-05-02
Macy's, Inc.
filed 2015-06-04
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2015
Common Stock, $0.01 par value per share	336,410,162 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net sales	$6,232	$6,279
Cost of sales	(3,800)	(3,836)
Gross margin	2,432	2,443
Selling, general and administrative expenses	(2,023)	(2,000)
Operating income	409	443
Interest expense	(95)	(100)
Interest income	—	—
Income before income taxes	314	343
Federal, state and local income tax expense	(121)	(119)
Net income	$193	$224
Basic earnings per share	$.57	$.61
Diluted earnings per share	$.56	$.60

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net income	$193	$224
Other comprehensive income:
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	13	6
Tax effect related to items of other comprehensive income	(5)	(2)
Total other comprehensive income, net of tax effect	8	4
Comprehensive income	$201	$228

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,509	$2,246	$1,878
Receivables	259	424	275
Merchandise inventories	6,055	5,516	5,897
Prepaid expenses and other current assets	471	493	454
Total Current Assets	8,294	8,679	8,504
Property and Equipment - net of accumulated depreciation and amortization of $5,784, $5,594 and $6,261	7,712	7,800	7,792
Goodwill	3,897	3,743	3,743
Other Intangible Assets – net	531	496	519
Other Assets	741	743	747
Total Assets	$21,175	$21,461	$21,305
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$76	$76	$8
Merchandise accounts payable	2,512	1,693	2,390
Accounts payable and accrued liabilities	2,411	3,109	2,220
Income taxes	74	296	105
Deferred income taxes	370	362	381
Total Current Liabilities	5,443	5,536	5,104
Long-Term Debt	7,260	7,265	7,162
Deferred Income Taxes	1,086	1,081	1,304
Other Liabilities	2,179	2,201	1,635
Shareholders’ Equity	5,207	5,378	6,100
Total Liabilities and Shareholders’ Equity	$21,175	$21,461	$21,305

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$193	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259	253
Stock-based compensation expense	18	21
Amortization of financing costs and premium on acquired debt	(1)	(2)
Changes in assets and liabilities:
Decrease in receivables	167	163
Increase in merchandise inventories	(511)	(340)
Increase in prepaid expenses and other current assets	(42)	(31)
Increase in other assets not separately identified	—	(14)
Increase in merchandise accounts payable	719	628
Decrease in accounts payable, accrued liabilities and other items not separately identified	(513)	(460)
Decrease in current income taxes	(222)	(256)
Increase (decrease) in deferred income taxes	(6)	8
Decrease in other liabilities not separately identified	(8)	(20)
Net cash provided by operating activities	53	174
Cash flows from investing activities:
Purchase of property and equipment	(180)	(151)
Capitalized software	(63)	(49)
Acquisition of Bluemercury, Inc., net of cash acquired	(212)	—
Disposition of property and equipment	4	10
Other, net	70	6
Net cash used by investing activities	(381)	(184)
Cash flows from financing activities:
Debt repaid	(3)	(5)
Dividends paid	(106)	(92)
Decrease in outstanding checks	(41)	(11)
Acquisition of treasury stock	(359)	(403)
Issuance of common stock	100	126
Net cash used by financing activities	(409)	(385)
Net decrease in cash and cash equivalents	(737)	(395)
Cash and cash equivalents beginning of period	2,246	2,273
Cash and cash equivalents end of period	$1,509	$1,878
Supplemental cash flow information:
Interest paid	$81	$83
Interest received	—	—
Income taxes paid (net of refunds received)	314	343

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 885 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (the "2014 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2014 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended May 2, 2015 and May 3, 2014, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 2, 2015 and May 3, 2014 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent fiscal period.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other component of total comprehensive income for the 13 weeks ended May 2, 2015 and May 3, 2014 is the amortization of post employment and postretirement plan items. These reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	May 2, 2015			May 3, 2014
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$193		339.8	$224		364.8
Shares to be issued under deferred compensation and other plans			0.9			1.1
	$193		340.7	$224		365.9
Basic earnings per share		$.57			$.61
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			5.8			6.7
	$193		346.5	$224		372.6
Diluted earnings per share		$.56			$.60

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 6.5 million shares of common stock and restricted stock units relating to 1.4 million shares of common stock were outstanding at May 2, 2015, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 2, 2015 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 3.3 million shares of common stock and restricted stock units relating to 1.1 million shares of common stock were outstanding at May 3, 2014, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 3, 2014 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

3.    Financing Activities
The following table shows the detail of debt repayments:

	13 Weeks Ended
	May 2, 2015	May 3, 2014
	(millions)
9.5% amortizing debentures due 2021	$2	$2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	—	2
	$3	$5
During the 13 weeks ended May 2, 2015, the Company repurchased approximately 5.9 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $385 million. As of May 2, 2015, the Company had $647 million of authorization remaining under its share repurchase program. On May 13, 2015, the Company announced that the Board of Directors approved an additional $1,500 million in authorization to purchase common stock, bringing the Company's remaining authorization under its share repurchase program to $2,147 million. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Benefit Plans
The Company has defined contribution plans which cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a funded defined benefit plan ("Pension Plan") and an unfunded defined benefit supplementary retirement plan ("SERP"), which provides benefits, for certain employees, in excess of qualified plan limitations. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions, and effective January 2, 2012, the SERP was closed to new participants.
In February 2013, the Company announced changes to the Pension Plan and SERP whereby eligible employees no longer earn future pension service credits after December 31, 2013, with limited exceptions. All retirement benefits attributable to service in subsequent periods are provided through defined contribution plans.
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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	May 2, 2015	May 3, 2014
	(millions)
401(k) Defined Contribution Plan	$23	$25

Pension Plan
Service cost	$2	$2
Interest cost	34	38
Expected return on assets	(59)	(61)
Recognition of net actuarial loss	10	6
Amortization of prior service credit	—	—
	$(13)	$(15)
Supplementary Retirement Plan
Service cost	$—	$—
Interest cost	8	8
Recognition of net actuarial loss	3	1
Amortization of prior service cost	—	—
	$11	$9

Total Retirement Expense	$21	$19

Postretirement Obligations
Service cost	$—	$—
Interest cost	2	2
Recognition of net actuarial gain	—	(1)
Amortization of prior service cost	—	—
	$2	$1

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	May 2, 2015				May 3, 2014
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$104	$—	$104	$—	$91	$—	$91	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	May 2, 2015			May 3, 2014
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$7,070	$7,231	$8,020	$6,973	$7,145	$7,797

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
Condensed Consolidating Balance Sheets as of May 2, 2015, May 3, 2014 and January 31, 2015, the related Condensed Consolidating Statements of Comprehensive Income for the 13 weeks ended May 2, 2015 and May 3, 2014, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 2, 2015 and May 3, 2014 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of May 2, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,078	$115	$316	$—	$1,509
Receivables	—	48	211	—	259
Merchandise inventories	—	3,029	3,026	—	6,055
Prepaid expenses and other current assets	—	101	370	—	471
Income taxes	43	—	—	(43)	—
Total Current Assets	1,121	3,293	3,923	(43)	8,294
Property and Equipment – net	—	4,250	3,462	—	7,712
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	68	463	—	531
Other Assets	1	75	665	—	741
Deferred Income Taxes	22	—	—	(22)	—
Intercompany Receivable	—	—	3,588	(3,588)	—
Investment in Subsidiaries	4,701	3,549	—	(8,250)	—
Total Assets	$5,845	$14,550	$12,683	$(11,903)	$21,175
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$75	$1	$—	$76
Merchandise accounts payable	—	1,207	1,305	—	2,512
Accounts payable and accrued liabilities	13	1,043	1,355	—	2,411
Income taxes	—	10	107	(43)	74
Deferred income taxes	—	304	66	—	370
Total Current Liabilities	13	2,639	2,834	(43)	5,443
Long-Term Debt	—	7,240	20	—	7,260
Intercompany Payable	564	3,024		(3,588)	—
Deferred Income Taxes	—	440	668	(22)	1,086
Other Liabilities	61	543	1,575	—	2,179
Shareholders' Equity	5,207	664	7,586	(8,250)	5,207
Total Liabilities and Shareholders' Equity	$5,845	$14,550	$12,683	$(11,903)	$21,175

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended May 2, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,776	$5,691	$(2,235)	$6,232
Cost of sales	—	(1,809)	(4,226)	2,235	(3,800)
Gross margin	—	967	1,465	—	2,432
Selling, general and administrative expenses	(1)	(980)	(1,042)	—	(2,023)
Operating income (loss)	(1)	(13)	423	—	409
Interest (expense) income, net:
External	—	(95)	—	—	(95)
Intercompany	—	(58)	58	—	—
Equity in earnings of subsidiaries	194	60	—	(254)	—
Income (loss) before income taxes	193	(106)	481	(254)	314
Federal, state and local income tax benefit (expense)	—	37	(158)	—	(121)
Net income (loss)	$193	$(69)	$323	$(254)	$193
Comprehensive income (loss)	$201	$(61)	$327	$(266)	$201

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 2, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$193	$(69)	$323	$(254)	$193
Equity in earnings of subsidiaries	(194)	(60)	—	254	—
Dividends received from subsidiaries	191		—	(191)	—
Depreciation and amortization	—	106	153	—	259
(Increase) decrease in working capital	43	16	(461)	—	(402)
Other, net	24	(6)	(15)	—	3
Net cash provided (used) by operating activities	257	(13)	—	(191)	53
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(69)	(170)	—	(239)
Other, net	—	7	(149)	—	(142)
Net cash used by investing activities	—	(62)	(319)	—	(381)
Cash flows from financing activities:
Debt repaid	—	(3)	—	—	(3)
Dividends paid	(106)	—	(191)	191	(106)
Common stock acquired, net of issuance of common stock	(259)	—	—	—	(259)
Intercompany activity, net	(669)	146	523	—	—
Other, net	(53)	(47)	59	—	(41)
Net cash provided (used) by financing activities	(1,087)	96	391	191	(409)
Net increase (decrease) in cash and cash equivalents	(830)	21	72	—	(737)
Cash and cash equivalents at beginning of period	1,908	94	244	—	2,246
Cash and cash equivalents at end of period	$1,078	$115	$316	$—	$1,509

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of May 3, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,425	$129	$324	$—	$1,878
Receivables	—	58	217	—	275
Merchandise inventories	—	3,023	2,874	—	5,897
Prepaid expenses and other current assets	—	94	360	—	454
Income taxes	9	—	—	(9)	—
Total Current Assets	1,434	3,304	3,775	(9)	8,504
Property and Equipment – net	—	4,481	3,311	—	7,792
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	91	428	—	519
Other Assets	4	95	648	—	747
Deferred Income Taxes	20	—	—	(20)	—
Intercompany Receivable	28	—	3,306	(3,334)	—
Investment in Subsidiaries	4,687	3,225	—	(7,912)	—
Total Assets	$6,173	$14,511	$11,896	$(11,275)	$21,305
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$2	$—	$8
Merchandise accounts payable	—	1,086	1,304	—	2,390
Accounts payable and accrued liabilities	7	980	1,233	—	2,220
Income taxes	—	36	78	(9)	105
Deferred income taxes	—	301	80	—	381
Total Current Liabilities	7	2,409	2,697	(9)	5,104
Long-Term Debt	—	7,141	21	—	7,162
Intercompany Payable	—	3,330	4	(3,334)	—
Deferred Income Taxes	—	576	748	(20)	1,304
Other Liabilities	66	489	1,080	—	1,635
Shareholders' Equity (Deficit)	6,100	566	7,346	(7,912)	6,100
Total Liabilities and Shareholders' Equity	$6,173	$14,511	$11,896	$(11,275)	$21,305

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended May 3, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,918	$5,457	$(2,096)	$6,279
Cost of sales	—	(1,886)	(4,046)	2,096	(3,836)
Gross margin	—	1,032	1,411	—	2,443
Selling, general and administrative expenses	(2)	(1,008)	(990)	—	(2,000)
Operating income (loss)	(2)	24	421	—	443
Interest (expense) income, net:
External	—	(100)	—	—	(100)
Intercompany	—	(58)	58	—	—
Equity in earnings of subsidiaries	225	66	—	(291)	—
Income (loss) before income taxes	223	(68)	479	(291)	343
Federal, state and local income tax benefit (expense)	1	38	(158)	—	(119)
Net income (loss)	$224	$(30)	$321	$(291)	$224
Comprehensive income (loss)	$228	$(26)	$323	$(297)	$228

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 3, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$224	$(30)	$321	$(291)	$224
Equity in earnings of subsidiaries	(225)	(66)	—	291	—
Dividends received from subsidiaries	167	—	—	(167)	—
Depreciation and amortization	—	113	140	—	253
(Increase) decrease in working capital	87	(6)	(377)	—	(296)
Other, net	5	(15)	3	—	(7)
Net cash provided (used) by operating activities	258	(4)	87	(167)	174
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(46)	(144)	—	(190)
Other, net	—	1	5	—	6
Net cash used by investing activities	—	(45)	(139)	—	(184)
Cash flows from financing activities:
Debt repaid	—	(4)	(1)	—	(5)
Dividends paid	(92)	—	(167)	167	(92)
Common stock acquired, net of issuance of common stock	(277)	—	—	—	(277)
Intercompany activity, net	(370)	121	249	—	—
Other, net	(49)	(23)	61	—	(11)
Net cash provided (used) by financing activities	(788)	94	142	167	(385)
Net increase (decrease) in cash and cash equivalents	(530)	45	90	—	(395)
Cash and cash equivalents at beginning of period	1,955	84	234	—	2,273
Cash and cash equivalents at end of period	$1,425	$129	$324	$—	$1,878

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of January 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,908	$94	$244	$—	$2,246
Receivables	—	97	327	—	424
Merchandise inventories	—	2,817	2,699	—	5,516
Prepaid expenses and other current assets	—	113	380	—	493
Income taxes	88	—	—	(88)	—
Total Current Assets	1,996	3,121	3,650	(88)	8,679
Property and Equipment – net	—	4,315	3,485	—	7,800
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	73	423	—	496
Other Assets	1	74	668	—	743
Deferred Income Taxes	10	—	—	(10)	—
Intercompany Receivable	—	—	4,140	(4,140)	—
Investment in Subsidiaries	4,655	3,526	—	(8,181)	—
Total Assets	$6,662	$14,424	$12,794	$(12,419)	$21,461
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$75	$1	$—	$76
Merchandise accounts payable	—	784	909	—	1,693
Accounts payable and accrued liabilities	42	1,360	1,707	—	3,109
Income taxes	—	22	362	(88)	296
Deferred income taxes	—	295	67	—	362
Total Current Liabilities	42	2,536	3,046	(88)	5,536
Long-Term Debt	—	7,245	20	—	7,265
Intercompany Payable	1,215	2,925	—	(4,140)	—
Deferred Income Taxes	—	414	677	(10)	1,081
Other Liabilities	27	593	1,581	—	2,201
Shareholders' Equity (Deficit)	5,378	711	7,470	(8,181)	5,378
Total Liabilities and Shareholders' Equity	$6,662	$14,424	$12,794	$(12,419)	$21,461

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of the following discussion, all references to "first quarter of 2015" and "first quarter of 2014" are to the Company's 13-week fiscal periods ended May 2, 2015 and May 3, 2014, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2014 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2014 10-K (particularly in "Risk Factors").
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 885 stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via computers or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by shipping merchandise from other stores or customer fulfillment centers to the customer's door. Likewise, the Company's customer fulfillment centers can draw on store inventories nationwide to fill orders that originate online, via computers or mobile devices. Nearly all Macy's and Bloomingdale's stores are fulfilling orders from other stores and/or online for shipment and fulfilling orders for store pick-up related to online purchases. Starting November 1, 2014, same-day delivery pilots were tested in eight Macy's markets and four Bloomingdale's markets and in 2015 same-day delivery will be expanded to additional markets.
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
The Company is also focused on driving additional profitable sales growth through a series of organic and new business initiatives. The initiatives include a focus on key categories (e.g., active, dresses and jewelry), key store locations, loyalty programs, gift registry and wedding offerings, best and private brands, off-price and additional potential international and new store formats.
In March 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. The Company is focused on accelerating the growth of sales in self-standing Bluemercury stores in urban and suburban markets, enhancing Bluemercury's online capabilities and adding selected Bluemercury products and boutiques to Macy's stores nationwide.

MACY'S, INC.

In May 2015, the Company launched Plenti, the innovative loyalty program that brings powerful brands together to give customers the chance to earn and redeem points where they choose. The loyalty program is free to join and members earn points on virtually all purchases at Macy's and other businesses that have joined as Plenti partners.
Also in May 2015, the Company announced that the first four pilot stores in Macy's new off-price business, Macy's Backstage, will open in the fall season of fiscal 2015 in metro New York City. The four Macy's Backstage locations will average about 30,000 square feet and offer a compelling assortment of women's, men's and children's apparel, shoes, fashion accessories, housewares, home textiles, intimate apparel and jewelry.
In the remainder of fiscal 2015, the Company intends to open one new Macy's store, one new Bloomingdale's store, one new Bloomingdale's Outlet store, four new Macy's Backstage stores, and 14 new Bluemercury stores. One new Bluemercury store was opened since the acquisition in March. The Company did not open any new stores during the first quarter of 2014.
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
Based on its assessment of current and anticipated market conditions and its recent performance, the Company continues to expect comparable sales growth on an owned plus licensed basis of approximately 2% in fiscal 2015, with comparable sales slightly lower on an owned basis. The Company continues to expect that its total sales in fiscal 2015 will increase approximately 1% from 2014 levels and that its earnings per share in fiscal 2015 will be in the range of $4.70 to $4.80.

Results of Operations
Comparison of the First Quarter of 2015 and the First Quarter of 2014

	First Quarter of 2015		First Quarter of 2014
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$6,232		$6,279
Decrease in sales	(0.7)%		(1.7)%
Decrease in comparable sales	(0.7)%		(1.6)%
Cost of sales	(3,800)	(61.0)%	(3,836)	(61.1)%
Gross margin	2,432	39.0%	2,443	38.9%
Selling, general and administrative expenses	(2,023)	(32.4)%	(2,000)	(31.8)%
Operating income	409	6.6%	443	7.1%
Interest expense - net	(95)		(100)
Income before income taxes	314		343
Federal, state and local income tax expense	(121)		(119)
Net income	$193	3.1%	$224	3.6%

Diluted earnings per share	$.56		$.60

MACY'S, INC.

Diluted Earnings Per Share
Diluted earnings per share for the first quarter of 2015 decreased $.04 or 6.7% compared to the first quarter of 2014, reflecting lower net income, partially offset by lower average diluted shares.
Net Income
Net income for the first quarter of 2015 decreased $31 million or 13.8% compared to the first quarter of 2014, reflecting lower net sales and gross margin in dollars and higher selling, general and administrative (“SG&A”) expenses, partially offset by lower interest expense.
Net Sales
Net sales for the first quarter of 2015 decreased $47 million or 0.7% compared to the first quarter of 2014. The decrease in comparable sales on an owned basis for the first quarter of 2015 was 0.7% compared to the first quarter of 2014. The decrease in comparable sales on an owned plus licensed basis for the first quarter of 2015 was 0.1% compared to the first quarter of 2014. (See page 20 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information.) Sales in the southern regions continued to perform better relative to northern regions in the first quarter of 2015, while sales at certain locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco and Chicago, were negatively impacted by lower levels of spending by such tourists. Sales in the first quarter of 2015 were also negatively impacted by delays in inventory receipts due to West Coast port issues, disruption from the restructuring of the Company's merchandising and marketing functions, and unseasonably cold weather in the beginning of the quarter. By family of business, sales in the first quarter of 2015 were stronger in active apparel, dresses, furniture and mattresses. Sales in the first quarter of 2015 were weaker in fashion jewelry, watches, tabletop and housewares.
Cost of Sales
Cost of sales for the first quarter of 2015 decreased $36 million and the cost of sales rate as a percent to net sales decreased 10 basis points from the first quarter of 2014 to 61.0% for the first quarter of 2015. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
SG&A expenses for the first quarter of 2015 increased $23 million or 1.2% from the first quarter of 2014. The SG&A rate as a percent to net sales of 32.4% was 60 basis points higher in the first quarter of 2015, as compared to the first quarter of 2014. SG&A expenses in the first quarter of 2015 were negatively impacted by higher depreciation and amortization expense, higher retirement expenses (including Pension Plan, SERP and 401(k) expenses), and continued investments in the Company's omnichannel operations and investments in other new growth initiatives, partially offset by higher income from credit operations and expense benefits from the restructuring initiatives announced in January 2015. Retirement expenses were $21 million in the first quarter of 2015, compared to $19 million in the first quarter of 2014. Income from credit operations was $179 million in the first quarter of 2015, compared to $171 million in the first quarter of 2014, reflecting continued profitability of the portfolio.
Net Interest Expense
Net interest expense for the first quarter of 2015 decreased $5 million from the first quarter of 2014. Net interest expense for the first quarter of 2015 benefited from lower rates on outstanding borrowings as compared to the first quarter of 2014.
 Effective Tax Rate
The Company's effective tax rate of 38.5% for the first quarter of 2015 and 34.7% for the first quarter of 2014 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, supplementally to its results of operations calculated in accordance with GAAP assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Management also believes that the combined measure is useful in assessing changes in total customer demand at Macy's and Bloomingdale's stores.
See the table below for supplemental financial data and a corresponding reconciliation to the most directly comparable GAAP financial measure. The Company's non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial results prepared in accordance with GAAP. Certain of the items that may be excluded or included in this non-GAAP financial measure may be significant items that could impact the Company's financial position, results of operations and cash flows and should therefore be considered in assessing the Company's actual financial condition and performance. Additionally, the amounts received by the Company on account of sales of departments licensed to third parties are limited to commissions received on such sales. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.

	First Quarter of 2015	First Quarter of 2014

Decrease in comparable sales on an owned basis (note 1)	(0.7)%	(1.6)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.6%	0.8%
Decrease in comparable sales on an owned plus licensed basis	(0.1)%	(0.8)%

Notes:

(1)
Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year and all online sales, excluding commissions from departments licensed to third parties. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.

(2)
Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and via the Internet in the calculation of comparable sales. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than the sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The Company believes that the amounts of commissions earned on sales of departments licensed to third parties are not material to its results of operations for the periods presented.

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in the first quarter of 2015 was $53 million, compared to $174 million provided in the first quarter of 2014, and reflects lower net income, a larger increase in merchandise inventories net of merchandise accounts payable and the payment of a higher 401(k) defined contribution plan matching contribution in the first quarter of 2015 as compared to the first quarter of 2014.
Investing Activities
Net cash used by investing activities was $381 million in the first quarter of 2015, compared to net cash used by investing activities of $184 million in the first quarter of 2014. Investing activities for the first quarter of 2015 include the acquisition of Bluemercury, Inc., net of cash acquired, for $212 million. Investing activities for the first quarter of 2015 also include purchases of property and equipment totaling $180 million and capitalized software of $63 million, compared to purchases of property and equipment totaling $151 million and capitalized software of $49 million for the first quarter of 2014.
Financing Activities
Net cash used by the Company for financing activities was $409 million for the first quarter of 2015, including $359 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $106 million of cash dividends, and a decrease in outstanding checks of $41 million, partially offset by $100 million from the issuance of common stock, primarily related to the exercise of stock options.
During the first quarter of 2015, the Company repurchased approximately 5.9 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $385 million. As of May 2, 2015, the Company had $647 million of authorization remaining under its share repurchase program. On May 13, 2015, the Company announced that the Board of Directors approved an additional $1,500 million in authorization to purchase common stock, bringing the Company's remaining authorization under its share repurchase program to $2,147 million. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
Net cash used by the Company for financing activities was $385 million for the first quarter of 2014, including $403 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $92 million of cash dividends, and a decrease in outstanding checks of $11 million, partially offset by $126 million from the issuance of common stock, primarily related to the exercise of stock options.
The Company is a party to a credit agreement with certain financial institutions that requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the first quarter of 2015 was 9.75 and its leverage ratio at May 2, 2015 was 1.84, in each case as calculated in accordance with the credit agreement.
On May 13, 2015, the Company announced that the Board of Directors declared a quarterly dividend of 36 cents per share on its common stock, payable July 1, 2015 to Macy's shareholders of record at the close of business on June 15, 2015. This dividend is an increase from the previous quarterly dividend rate of 31.25 cents per share and represents the fifth increase in the dividend in the past four years.

MACY'S, INC.

Liquidity and Capital Resources Outlook
Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements in both the near term and over the longer term. The Company's ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. To the extent that the Company's cash balances from time to time exceed amounts that are needed to fund its immediate liquidity requirements, the Company will consider alternative uses of some or all of such excess cash. Such alternative uses may include, among others, the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and the funding of pension related obligations. Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes, including the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and the funding of pension related obligations.
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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 2, 2015, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report of Form 10-K for the fiscal year ended January 31, 2015 as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2015.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
February 1, 2015 – February 28, 2015	13	63.52	—	1,032
March 1, 2015 – April 4, 2015	3,235	64.14	3,235	825
April 5, 2015 – May 2, 2015	2,634	67.30	2,634	647
	5,882	65.56	5,869
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $15 billion of Common Stock as of May 2, 2015. All authorizations are cumulative and do not have an expiration date. As of May 2, 2015, $647 million of authorization remained unused. On May 13, 2015, the Company announced that the Board of Directors approved an additional $1,500 million in authorization to purchase common stock, bringing the Company's remaining authorization under its share repurchase program to $2,147 million. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, filed on June 4, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: June 4, 2015