Form 10-Q
period 2015-08-01
Macy's, Inc.
filed 2015-08-28
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2015
Common Stock, $0.01 par value per share	330,982,967 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$6,104	$6,267	$12,336	$12,546
Cost of sales	(3,610)	(3,672)	(7,410)	(7,508)
Gross margin	2,494	2,595	4,926	5,038
Selling, general and administrative expenses	(2,058)	(2,024)	(4,081)	(4,024)
Operating income	436	571	845	1,014
Interest expense	(94)	(101)	(189)	(201)
Interest income	1	1	1	1
Income before income taxes	343	471	657	814
Federal, state and local income tax expense	(126)	(179)	(247)	(298)
Net income	$217	$292	$410	$516
Basic earnings per share	$.65	$.81	$1.21	$1.42
Diluted earnings per share	$.64	$.80	$1.19	$1.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$217	$292	$410	$516
Other comprehensive income:
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	11	7	24	13
Tax effect related to items of other comprehensive income	(4)	(3)	(9)	(5)
Total other comprehensive income, net of tax effect	7	4	15	8
Comprehensive income	$224	$296	$425	$524

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$843	$2,246	$1,630
Receivables	334	424	352
Merchandise inventories	5,622	5,516	5,416
Prepaid expenses and other current assets	437	493	399
Total Current Assets	7,236	8,679	7,797
Property and Equipment - net of accumulated depreciation and amortization of $5,974, $5,594 and $6,453	7,704	7,800	7,771
Goodwill	3,897	3,743	3,743
Other Intangible Assets – net	523	496	512
Other Assets	756	743	783
Total Assets	$20,116	$21,461	$20,606
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$83	$76	$483
Merchandise accounts payable	2,067	1,693	1,990
Accounts payable and accrued liabilities	2,278	3,109	2,150
Income taxes	64	296	120
Deferred income taxes	367	362	393
Total Current Liabilities	4,859	5,536	5,136
Long-Term Debt	7,181	7,265	6,729
Deferred Income Taxes	1,082	1,081	1,287
Other Liabilities	2,150	2,201	1,647
Shareholders’ Equity	4,844	5,378	5,807
Total Liabilities and Shareholders’ Equity	$20,116	$21,461	$20,606

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	26 Weeks Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$410	$516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	520	507
Stock-based compensation expense	47	38
Amortization of financing costs and premium on acquired debt	(2)	(3)
Changes in assets and liabilities:
Decrease in receivables	92	86
(Increase) decrease in merchandise inventories	(77)	141
Increase in prepaid expenses and other current assets	(29)	(14)
Increase in other assets not separately identified	—	(31)
Increase in merchandise accounts payable	340	276
Decrease in accounts payable, accrued liabilities and other items not separately identified	(625)	(531)
Decrease in current income taxes	(232)	(242)
Increase (decrease) in deferred income taxes	(20)	2
Decrease in other liabilities not separately identified	(26)	(9)
Net cash provided by operating activities	398	736
Cash flows from investing activities:
Purchase of property and equipment	(367)	(335)
Capitalized software	(144)	(116)
Acquisition of Bluemercury, Inc., net of cash acquired	(212)	—
Disposition of property and equipment	4	24
Other, net	104	49
Net cash used by investing activities	(615)	(378)
Cash flows from financing activities:
Debt issued	—	500
Financing costs	—	(4)
Debt repaid	(72)	(459)
Dividends paid	(227)	(204)
Decrease in outstanding checks	(136)	(61)
Acquisition of treasury stock	(909)	(922)
Issuance of common stock	158	149
Net cash used by financing activities	(1,186)	(1,001)
Net decrease in cash and cash equivalents	(1,403)	(643)
Cash and cash equivalents beginning of period	2,246	2,273
Cash and cash equivalents end of period	$843	$1,630
Supplemental cash flow information:
Interest paid	$194	$202
Interest received	1	1
Income taxes paid (net of refunds received)	450	495
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
The Consolidated Financial Statements for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent fiscal period.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other component of total comprehensive income for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014 is the amortization of post employment and postretirement plan items. These reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	August 1, 2015			August 2, 2014
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$217		334.9	$292		358.3
Shares to be issued under deferred compensation and other plans			0.8			0.9
	$217		335.7	$292		359.2
Basic earnings per share		$.65			$.81
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			5.3			6.2
	$217		341.0	$292		365.4
Diluted earnings per share		$.64			$.80

	26 Weeks Ended
	August 1, 2015			August 2, 2014
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$410		337.3	$516		361.5
Shares to be issued under deferred compensation and other plans			0.9			1.0
	$410		338.2	$516		362.5
Basic earnings per share		$1.21			$1.42
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			5.5			6.5
	$410		343.7	$516		369.0
Diluted earnings per share		$1.19			$1.40

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 3.4 million shares of common stock and restricted stock units relating to 1.1 million shares of common stock were outstanding at August 1, 2015, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended August 1, 2015 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 3.2 million shares of common stock and restricted stock units relating to 1.0 million shares of common stock were outstanding at August 2, 2014, but were not included in the computation of diluted earnings per share for the 13 or 26 weeks ended August 2, 2014 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	26 Weeks Ended
	August 1, 2015	August 2, 2014
	(millions)
7.5% Senior debentures due 2015	$69	$—
5.75% Senior notes due 2014	—	453
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
Capital leases and other obligations	—	3
	$72	$459
On June 1, 2015, the Company repaid $69 million of 7.5% senior debentures at maturity.
On May 23, 2014, the Company issued $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024. On July 15, 2014, the Company repaid $453 million of 5.75% senior unsecured notes at maturity.
On August 17, 2015, the Company redeemed at par the principal amount of $76 million of 8.125% senior debentures due 2035, pursuant to the terms of the debentures. Interest expense in the third quarter of 2015 will be lower due to the recognition of unamortized debt premium associated with this debt.
During the 26 weeks ended August 1, 2015, the Company repurchased approximately 13.9 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $937 million. As of August 1, 2015, the Company had $1,595 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(millions)
401(k) Defined Contribution Plan	$24	$25	$47	$50

Pension Plan
Service cost	$1	$1	$3	$3
Interest cost	34	37	68	75
Expected return on assets	(58)	(62)	(117)	(123)
Recognition of net actuarial loss	9	7	19	13
Amortization of prior service credit	—	—	—	—
	$(14)	$(17)	$(27)	$(32)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	8	9	16	17
Recognition of net actuarial loss	2	1	5	2
Amortization of prior service cost	—	—	—	—
	$10	$10	$21	$19

Total Retirement Expense	$20	$18	$41	$37

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	2	2	4	4
Recognition of net actuarial gain	—	(1)	—	(2)
Amortization of prior service cost	—	—	—	—
	$2	$1	$4	$2

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	August 1, 2015				August 2, 2014
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$101	$—	$101	$—	$91	$—	$91	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	August 1, 2015			August 2, 2014
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,994	$7,153	$7,585	$6,544	$6,713	$7,375
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
During the second quarter of fiscal 2015, the Company completed its annual impairment test of goodwill and indefinite lived intangible assets and determined that goodwill and indefinite lived intangible assets were not impaired as of May 30, 2015.
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

6.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company and its subsidiary West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group International, LLC, and Macy's Merchandising Group International (Hong Kong) Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
Condensed Consolidating Balance Sheets as of August 1, 2015, August 2, 2014 and January 31, 2015, the related Condensed Consolidating Statements of Comprehensive Income for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended August 1, 2015 and August 2, 2014 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of August 1, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$511	$76	$256	$—	$843
Receivables	—	85	249	—	334
Merchandise inventories	—	2,780	2,842	—	5,622
Prepaid expenses and other current assets	—	104	333	—	437
Income taxes	98	—	—	(98)	—
Total Current Assets	609	3,045	3,680	(98)	7,236
Property and Equipment – net	—	4,230	3,474	—	7,704
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	62	461	—	523
Other Assets	2	74	680	—	756
Deferred Income Taxes	24	—	—	(24)	—
Intercompany Receivable	—	—	3,634	(3,634)	—
Investment in Subsidiaries	4,779	3,640	—	(8,419)	—
Total Assets	$5,414	$14,366	$12,511	$(12,175)	$20,116
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$82	$1	$—	$83
Merchandise accounts payable	—	997	1,070	—	2,067
Accounts payable and accrued liabilities	23	981	1,274	—	2,278
Income taxes	—	10	152	(98)	64
Deferred income taxes	—	301	66	—	367
Total Current Liabilities	23	2,371	2,563	(98)	4,859
Long-Term Debt	—	7,162	19	—	7,181
Intercompany Payable	483	3,151	—	(3,634)	—
Deferred Income Taxes	—	435	671	(24)	1,082
Other Liabilities	64	551	1,535	—	2,150
Shareholders' Equity	4,844	696	7,723	(8,419)	4,844
Total Liabilities and Shareholders' Equity	$5,414	$14,366	$12,511	$(12,175)	$20,116

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended August 1, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,761	$5,049	$(1,706)	$6,104
Cost of sales	—	(1,688)	(3,628)	1,706	(3,610)
Gross margin	—	1,073	1,421	—	2,494
Selling, general and administrative expenses	—	(1,025)	(1,033)	—	(2,058)
Operating income	—	48	388	—	436
Interest (expense) income, net:
External	—	(93)	—	—	(93)
Intercompany	—	(57)	57	—	—
Equity in earnings of subsidiaries	217	86	—	(303)	—
Income (loss) before income taxes	217	(16)	445	(303)	343
Federal, state and local income tax benefit (expense)	—	42	(168)	—	(126)
Net income	$217	$26	$277	$(303)	$217
Comprehensive income	$224	$33	$282	$(315)	$224

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended August 1, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$5,537	$10,740	$(3,941)	$12,336
Cost of sales	—	(3,497)	(7,854)	3,941	(7,410)
Gross margin	—	2,040	2,886	—	4,926
Selling, general and administrative expenses	(1)	(2,005)	(2,075)	—	(4,081)
Operating income (loss)	(1)	35	811	—	845
Interest (expense) income, net:
External	—	(188)	—	—	(188)
Intercompany	—	(115)	115	—	—
Equity in earnings of subsidiaries	411	146	—	(557)	—
Income (loss) before income taxes	410	(122)	926	(557)	657
Federal, state and local income tax benefit (expense)	—	79	(326)	—	(247)
Net income (loss)	$410	$(43)	$600	$(557)	$410
Comprehensive income (loss)	$425	$(28)	$609	$(581)	$425

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 1, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$410	$(43)	$600	$(557)	$410
Equity in earnings of subsidiaries	(411)	(146)	—	557	—
Dividends received from subsidiaries	337	—	—	(337)	—
Depreciation and amortization	—	214	306	—	520
Increase in working capital	(11)	(17)	(503)	—	(531)
Other, net	24	2	(27)	—	(1)
Net cash provided by operating activities	349	10	376	(337)	398
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(158)	(349)	—	(507)
Other, net	—	9	(117)	—	(108)
Net cash used by investing activities	—	(149)	(466)	—	(615)
Cash flows from financing activities:
Debt repaid	—	(72)	—	—	(72)
Dividends paid	(227)	—	(337)	337	(227)
Common stock acquired, net of issuance of common stock	(751)	—	—	—	(751)
Intercompany activity, net	(722)	262	460	—	—
Other, net	(46)	(69)	(21)	—	(136)
Net cash provided (used) by financing activities	(1,746)	121	102	337	(1,186)
Net increase (decrease) in cash and cash equivalents	(1,397)	(18)	12	—	(1,403)
Cash and cash equivalents at beginning of period	1,908	94	244	—	2,246
Cash and cash equivalents at end of period	$511	$76	$256	$—	$843

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of August 2, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,287	$85	$258	$—	$1,630
Receivables	—	91	261	—	352
Merchandise inventories	—	2,799	2,617	—	5,416
Prepaid expenses and other current assets	6	94	299	—	399
Income taxes	34	—	—	(34)	—
Total Current Assets	1,327	3,069	3,435	(34)	7,797
Property and Equipment – net	—	4,438	3,333	—	7,771
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	85	427	—	512
Other Assets	4	110	669	—	783
Deferred Income Taxes	20	—	—	(20)	—
Intercompany Receivable	—	—	3,412	(3,412)	—
Investment in Subsidiaries	4,832	3,340	—	(8,172)	—
Total Assets	$6,183	$14,357	$11,704	$(11,638)	$20,606
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$481	$2	$—	$483
Merchandise accounts payable	—	926	1,064	—	1,990
Accounts payable and accrued liabilities	122	951	1,077	—	2,150
Income taxes	—	45	109	(34)	120
Deferred income taxes	—	305	88	—	393
Total Current Liabilities	122	2,708	2,340	(34)	5,136
Long-Term Debt	—	6,709	20	—	6,729
Intercompany Payable	188	3,224	—	(3,412)	—
Deferred Income Taxes	—	568	739	(20)	1,287
Other Liabilities	66	482	1,099	—	1,647
Shareholders' Equity	5,807	666	7,506	(8,172)	5,807
Total Liabilities and Shareholders' Equity	$6,183	$14,357	$11,704	$(11,638)	$20,606

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended August 2, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,961	$4,994	$(1,688)	$6,267
Cost of sales	—	(1,778)	(3,582)	1,688	(3,672)
Gross margin	—	1,183	1,412	—	2,595
Selling, general and administrative expenses	(2)	(1,044)	(978)	—	(2,024)
Operating income (loss)	(2)	139	434	—	571
Interest (expense) income, net:
External	—	(100)	—	—	(100)
Intercompany	—	(58)	58	—	—
Equity in earnings of subsidiaries	293	113	—	(406)	—
Income before income taxes	291	94	492	(406)	471
Federal, state and local income tax benefit (expense)	1	3	(183)	—	(179)
Net income	$292	$97	$309	$(406)	$292
Comprehensive income	$296	$101	$311	$(412)	$296

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended August 2, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$5,879	$10,451	$(3,784)	$12,546
Cost of sales	—	(3,664)	(7,628)	3,784	(7,508)
Gross margin	—	2,215	2,823	—	5,038
Selling, general and administrative expenses	(4)	(2,052)	(1,968)	—	(4,024)
Operating income (loss)	(4)	163	855	—	1,014
Interest (expense) income, net:
External	—	(200)	—	—	(200)
Intercompany	—	(116)	116	—	—
Equity in earnings of subsidiaries	518	179	—	(697)	—
Income before income taxes	514	26	971	(697)	814
Federal, state and local income tax benefit (expense)	2	41	(341)	—	(298)
Net income	$516	$67	$630	$(697)	$516
Comprehensive income	$524	$75	$634	$(709)	$524

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 2, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$516	$67	$630	$(697)	$516
Equity in earnings of subsidiaries	(518)	(179)	—	697	—
Dividends received from subsidiaries	319	—	—	(319)	—
Depreciation and amortization	—	225	282	—	507
(Increase) decrease in working capital	55	8	(347)	—	(284)
Other, net	6	(27)	18	—	(3)
Net cash provided by operating activities	378	94	583	(319)	736
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(117)	(310)	—	(427)
Other, net	—	6	43	—	49
Net cash used by investing activities	—	(111)	(267)	—	(378)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	42	(1)	—	41
Dividends paid	(204)	—	(319)	319	(204)
Common stock acquired, net of issuance of common stock	(773)	—	—	—	(773)
Intercompany activity, net	(137)	8	129	—	—
Other, net	68	(32)	(101)	—	(65)
Net cash provided (used) by financing activities	(1,046)	18	(292)	319	(1,001)
Net increase (decrease) in cash and cash equivalents	(668)	1	24	—	(643)
Cash and cash equivalents at beginning of period	1,955	84	234	—	2,273
Cash and cash equivalents at end of period	$1,287	$85	$258	$—	$1,630

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of January 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,908	$94	$244	$—	$2,246
Receivables	—	97	327	—	424
Merchandise inventories	—	2,817	2,699	—	5,516
Prepaid expenses and other current assets	—	113	380	—	493
Income taxes	88	—	—	(88)	—
Total Current Assets	1,996	3,121	3,650	(88)	8,679
Property and Equipment – net	—	4,315	3,485	—	7,800
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	73	423	—	496
Other Assets	1	74	668	—	743
Deferred Income Taxes	10	—	—	(10)	—
Intercompany Receivable	—	—	4,140	(4,140)	—
Investment in Subsidiaries	4,655	3,526	—	(8,181)	—
Total Assets	$6,662	$14,424	$12,794	$(12,419)	$21,461
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$75	$1	$—	$76
Merchandise accounts payable	—	784	909	—	1,693
Accounts payable and accrued liabilities	42	1,360	1,707	—	3,109
Income taxes	—	22	362	(88)	296
Deferred income taxes	—	295	67	—	362
Total Current Liabilities	42	2,536	3,046	(88)	5,536
Long-Term Debt	—	7,245	20	—	7,265
Intercompany Payable	1,215	2,925	—	(4,140)	—
Deferred Income Taxes	—	414	677	(10)	1,081
Other Liabilities	27	593	1,581	—	2,201
Shareholders' Equity	5,378	711	7,470	(8,181)	5,378
Total Liabilities and Shareholders' Equity	$6,662	$14,424	$12,794	$(12,419)	$21,461

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of the following discussion, all references to "second quarter of 2015" and "second quarter of 2014" are to the Company's 13-week fiscal periods ended August 1, 2015 and August 2, 2014, respectively, and all references to "2015" and "2014" are to the Company's 26-week fiscal periods ended August 1, 2015 and August 2, 2014, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2014 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2014 10-K (particularly in "Risk Factors"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on page 25.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via desktops, laptops or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by shipping merchandise from other stores or customer fulfillment centers to the customer's door. Likewise, the Company's customer fulfillment centers can draw on store inventories nationwide to fill orders that originate online, via desktops, laptops or mobile devices. Nearly all Macy's and Bloomingdale's stores are fulfilling orders from other stores and/or online for shipment and fulfilling orders for store pick-up related to online purchases. Starting November 1, 2014, same-day delivery pilots were tested in eight Macy's markets and four Bloomingdale's markets and in August 2015 same-day delivery is expanding into nine additional markets.
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
The Company is also focused on driving additional profitable sales growth through a series of organic and new business initiatives. The initiatives include a focus on key categories (e.g., active, dresses and jewelry), key store locations, loyalty programs, gift registry and wedding offerings, best and private brands, off-price, international and new store formats.

MACY'S, INC.

In March 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. The Company is focused on accelerating the growth of sales in self-standing Bluemercury stores in urban and suburban markets, enhancing Bluemercury's online capabilities and adding selected Bluemercury products and boutiques to Macy's stores nationwide.
In May 2015, the Company helped launch Plenti, the innovative loyalty program that brings powerful brands together to give customers the chance to earn and redeem points where they choose. The loyalty program is free to join and members earn points on virtually all purchases at Macy's and other businesses that have joined as Plenti partners.
Additionally, in May and June 2015, the Company announced that the first six pilot stores in Macy's new off-price business, Macy's Backstage, will open early in the fall season of fiscal 2015 in metro New York City. The six Macy's Backstage locations will average about 30,000 square feet and sell an assortment of women's, men's and children's apparel, shoes, fashion accessories, housewares, home textiles, intimate apparel and jewelry.
In August 2015, the Company announced the formation of a Hong Kong-based joint venture to explore retailing in China. The joint venture, which is sixty-five percent owned by the Company, will start with an e-commerce pilot initiative and plans to begin selling merchandise in China in late 2015. The Company's periodic reporting will include the consolidated results of operations of the joint venture, with the thirty-five percent ownership reported as a noncontrolling interest.
Also in August 2015, the Company announced a real estate transaction related to its Brooklyn store location. The Company is selling the top five floors of its nine-story retail location as well as the air rights above the store and a related parking garage facility. The Company will receive $170 million in cash in fiscal 2015 and will receive another $100 million over the next three years to be used towards a total reinvent of this Macy's store location. As a result of this transaction, the Company is expected to record a gain of approximately $250 million in the fourth quarter of fiscal 2015. The Company continually evaluates the highest and best use of its properties and its overall real estate portfolio. In light of current market conditions, the Company has retained specialized real estate advisors, in addition to financial, legal and tax advisors, to intensely study its real estate portfolio to determine where opportunities exist that would further enhance the value of the Company. The Company is actively working with its advisors and will communicate the results of its analysis and review as soon as complete.
Four new Bluemercury stores have opened since the acquisition in March. In the remainder of fiscal 2015, the Company intends to open one new Macy's store, one new Bloomingdale's store, one new Bloomingdale's Outlet store, six new Macy's Backstage stores, and 10 new Bluemercury stores. The Company did not open any new stores during the first half of 2014.
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
In recent years, consumer spending levels have been affected to varying degrees by a number of factors, including modest economic growth, uncertainty regarding governmental spending and tax policies, employment levels, tightened consumer credit, an improving housing market and a rising stock market. In addition, consumer spending levels of international customers are impacted by the strength of the U.S. dollar relative to foreign currencies. These factors have affected to varying degrees the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company.
All economic conditions ultimately affect the Company's overall operations. However, the effects of economic conditions can be experienced differently and at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to each of the Company's branded operations.
Based on its assessment of current and anticipated market conditions and its recent performance, the Company now expects comparable sales on an owned plus licensed basis to be approximately flat in fiscal 2015, with comparable sales on an owned basis approximately 50 basis points lower. The Company now expects that its total sales in fiscal 2015 will decrease approximately 1% from 2014 levels, reflecting Macy's store locations closed at the end of fiscal 2014 and a reduction in sales of private label goods to third parties, and that its earnings per share in fiscal 2015 will still be in the range of $4.70 to $4.80, including the expected gain on the sale of Brooklyn real estate.

MACY'S, INC.

Results of Operations
Comparison of the Second Quarter of 2015 and the Second Quarter of 2014

	Second Quarter of 2015		Second Quarter of 2014
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$6,104		$6,267
Increase (decrease) in sales	(2.6)%		3.3%
Increase (decrease) in comparable sales	(2.1)%		3.4%
Cost of sales	(3,610)	(59.1)%	(3,672)	(58.6)%
Gross margin	2,494	40.9%	2,595	41.4%
Selling, general and administrative expenses	(2,058)	(33.8)%	(2,024)	(32.3)%
Operating income	436	7.1%	571	9.1%
Interest expense - net	(93)		(100)
Income before income taxes	343		471
Federal, state and local income tax expense	(126)		(179)
Net income	$217	3.6%	$292	4.7%

Diluted earnings per share	$.64		$.80
Diluted Earnings Per Share
Diluted earnings per share for the second quarter of 2015 decreased $.16 or 20.0% compared to the second quarter of 2014, reflecting lower net income, partially offset by lower average diluted shares.
Net Income
Net income for the second quarter of 2015 decreased $75 million or 25.7% compared to the second quarter of 2014, reflecting lower net sales and gross margin in dollars and higher selling, general and administrative (“SG&A”) expenses, partially offset by lower interest and tax expenses.
Net Sales
Net sales for the second quarter of 2015 decreased $163 million or 2.6% compared to the second quarter of 2014. The decrease in comparable sales on an owned basis for the second quarter of 2015 was 2.1% compared to the second quarter of 2014. The decrease in comparable sales on an owned plus licensed basis for the second quarter of 2015 was 1.5% compared to the second quarter of 2014. Sales in the southern regions continued to perform better relative to northern regions in the second quarter of 2015, and sales on the West Coast were also strong. Sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco and Chicago, continued to be negatively impacted by lower levels of spending by these tourists. Sales in the second quarter of 2015 were also negatively impacted by delays in inventory receipts due to West Coast port issues, although the effect was smaller in the second quarter relative to the first quarter of 2015. Sales in the second quarter of 2015 were also impacted by a reduction in sales of private label goods to third parties. By family of business, sales in the second quarter of 2015 were stronger in the center core categories of handbags and fragrances, active apparel, furniture and mattresses. Sales in the second quarter of 2015 were weaker in fashion jewelry, watches, petites and large size women's apparel, men's tailored clothing, tabletop and housewares.
Cost of Sales
Cost of sales for the second quarter of 2015 decreased $62 million while the cost of sales rate as a percent to net sales increased 50 basis points from the second quarter of 2014 to 59.1% for the second quarter of 2015. The cost of sales rate as a percent to net sales in the second quarter of 2015 was negatively impacted by additional markdowns needed to keep inventory fresh due to weaker sales and the delays in inventory receipts due to West Coast port issues. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.

MACY'S, INC.

Selling, General and Administrative Expenses
SG&A expenses for the second quarter of 2015 increased $34 million or 1.7% from the second quarter of 2014. The SG&A rate as a percent to net sales of 33.8% was 150 basis points higher in the second quarter of 2015, as compared to the second quarter of 2014. SG&A expenses in the second quarter of 2015 were negatively impacted by start-up expenses associated with the Macy's Backstage pilot, a full quarter of Bluemercury expenses, continued investments in the Company's omnichannel operations and investments in other new growth initiatives, higher medical benefit expense, and higher depreciation and amortization expense, partially offset by higher income from credit operations and expense benefits from the restructuring initiatives announced in January 2015. Depreciation and amortization expense was $261 million for the second quarter of 2015, compared to $254 million for the second quarter of 2014. Income from credit operations was $195 million in the second quarter of 2015, compared to $183 million in the second quarter of 2014, reflecting continued profitability of the portfolio.
Net Interest Expense
Net interest expense for the second quarter of 2015 decreased $7 million from the second quarter of 2014. Net interest expense for the second quarter of 2015 benefited from lower rates on outstanding borrowings as compared to the second quarter of 2014.
 Effective Tax Rate
The Company's effective tax rate of 36.6% for the second quarter of 2015 and 37.9% for the second quarter of 2014 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

Comparison of the 26 Weeks Ended August 1, 2015 and August 2, 2014

	2015		2014
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$12,336		$12,546
Increase (decrease) in sales	(1.7)%		0.7%
Increase (decrease) in comparable sales	(1.4)%		0.8%
Cost of sales	(7,410)	(60.1)%	(7,508)	(59.8)%
Gross margin	4,926	39.9%	5,038	40.2%
Selling, general and administrative expenses	(4,081)	(33.1)%	(4,024)	(32.1)%
Operating income	845	6.8%	1,014	8.1%
Interest expense - net	(188)		(200)
Income before income taxes	657		814
Federal, state and local income tax expense	(247)		(298)
Net income	$410	3.3%	$516	4.1%

Diluted earnings per share	$1.19		$1.40
Diluted Earnings Per Share
Diluted earnings per share for 2015 decreased $.21 or 15.0% compared to 2014, reflecting lower net income, partially offset by lower average diluted shares.
Net Income
Net income for 2015 decreased $106 million or 20.5% compared to 2014, reflecting lower net sales and gross margin in dollars and higher SG&A expenses, partially offset by lower interest and tax expenses.

MACY'S, INC.

Net Sales
Net sales for 2015 decreased $210 million or 1.7% compared to 2014. The decrease in comparable sales on an owned basis for 2015 was 1.4% compared to 2014. The decrease in comparable sales on an owned plus licensed basis for 2015 was 0.8% compared to 2014. Sales in the southern regions continued to perform better relative to northern regions in 2015, while sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco and Chicago, were negatively impacted by lower levels of spending by these tourists. Sales in 2015 were also negatively impacted by delays in inventory receipts due to West Coast port issues, disruption from the restructuring of the Company's merchandising and marketing functions, and unseasonably cold weather in the beginning of the first quarter of 2015. Sales in 2015 were also impacted by a reduction in sales of private label goods to third parties. By family of business, sales in 2015 were stronger in active apparel, dresses, furniture and mattresses. Sales in 2015 were weaker in fashion jewelry, watches, tabletop and housewares.
Cost of Sales
Cost of sales for 2015 decreased $98 million while the cost of sales rate as a percent to net sales increased 30 basis points from 2014 to 60.1% for 2015. The cost of sales rate as a percent to net sales in 2015 was negatively impacted by additional markdowns needed to keep inventory fresh due to weaker sales and the delays in inventory receipts due to West Coast port issues. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
SG&A expenses for 2015 increased $57 million or 1.4% from 2014. The SG&A rate as a percent to net sales of 33.1% was 100 basis points higher in 2015, as compared to 2014. SG&A expenses in 2015 were negatively impacted by start-up expenses associated with the Macy's Backstage pilot, continued investments in the Company's omnichannel operations and investments in other new growth initiatives, and higher depreciation and amortization expense, partially offset by higher income from credit operations and expense benefits from the restructuring initiatives announced in January 2015. Depreciation and amortization expense was $520 million in 2015, compared to $507 million in 2014. Income from credit operations was $374 million in 2015, compared to $354 million in 2014, reflecting continued profitability of the portfolio.
Net Interest Expense
Net interest expense for 2015 decreased $12 million from 2014. Net interest expense for 2015 benefited from lower rates on outstanding borrowings as compared to 2014.
 Effective Tax Rate
The Company's effective tax rate of 37.5% for 2015 and 36.6% for 2014 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

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

	Second Quarter of 2015	Second Quarter of 2014

Increase (decrease) in comparable sales on an owned basis (note 1)	(2.1)%	3.4%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.6%	0.6%
Increase (decrease) in comparable sales on an owned plus licensed basis	(1.5)%	4.0%

	2015	2014

Increase (decrease) in comparable sales on an owned basis (note 1)	(1.4)%	0.8%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.6%	0.7%
Increase (decrease) in comparable sales on an owned plus licensed basis	(0.8)%	1.5%

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
Operating Activities
Net cash provided by operating activities in 2015 was $398 million, compared to $736 million provided in 2014, and reflects lower net income and a larger increase in merchandise inventories net of merchandise accounts payable in 2015 as compared to 2014.
Investing Activities
Net cash used by investing activities was $615 million in 2015, compared to net cash used by investing activities of $378 million in 2014. Investing activities for 2015 include the acquisition of Bluemercury, Inc., net of cash acquired, for $212 million. Investing activities for 2015 also include purchases of property and equipment totaling $367 million and capitalized software of $144 million, compared to purchases of property and equipment totaling $335 million and capitalized software of $116 million for 2014.
In August 2015, the Company announced a real estate transaction related to its Brooklyn store location. The Company is selling the top five floors of its nine-story retail location as well as the air rights above it and a related parking garage facility. The Company will receive $170 million in cash in fiscal 2015 and will receive another $100 million over the next three years to be used towards a total reinvent of this Macy's store location. As a result of this transaction, the Company is expected to record a gain of approximately $250 million in the fourth quarter of fiscal 2015. The Company continually evaluates the highest and best use of its properties and its overall real estate portfolio. In light of current market conditions, the Company has retained specialized real estate advisors, in addition to financial, legal and tax advisors, to intensely study its real estate portfolio to determine where opportunities exist that would further enhance the value of the Company. The Company is actively working with its advisors and will communicate the results of its analysis and review as soon as complete.
Financing Activities
Net cash used by the Company for financing activities was $1,186 million for 2015, including $909 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $227 million of cash dividends, and a decrease in outstanding checks of $136 million, partially offset by $158 million from the issuance of common stock, primarily related to the exercise of stock options.
During 2015, the Company repurchased approximately 13.9 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $937 million. As of August 1, 2015, the Company had $1,595 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On August 17, 2015, the Company redeemed at par the principal amount of $76 million of 8.125% senior debentures due 2035, pursuant to the terms of the debentures. Interest expense in the third quarter of 2015 will be lower due to the recognition of unamortized debt premium associated with this debt.
Net cash used by the Company for financing activities was $1,001 million for 2014, including $922 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $204 million of cash dividends, the repayment of $459 million of debt, and a decrease in outstanding checks of $61 million, partially offset by the issuance of $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024 and $149 million from the issuance of common stock, primarily related to the exercise of stock options.
The Company is a party to a credit agreement with certain financial institutions that requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the second quarter of 2015 was 9.61 and its leverage ratio at August 1, 2015 was 1.89, in each case as calculated in accordance with the credit agreement.
On August 28, 2015, the Company's Board of Directors declared a quarterly dividend of 36 cents per share on its common stock, payable October 1, 2015 to Macy's shareholders of record at the close of business on September 15, 2015.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 1, 2015, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
May 3, 2015 – May 30, 2015	1,633	67.59	1,633	2,037
May 31, 2015 – July 4, 2015	3,484	68.97	3,484	1,797
July 5, 2015 – August 1, 2015	2,916	68.96	2,916	1,595
	8,033	68.69	8,033
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $15 billion of Common Stock as of August 1, 2015. All authorizations are cumulative and do not have an expiration date. As of August 1, 2015, $1,595 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

•	conditions to, or changes in the timing of, proposed transactions and changes in expected synergies, cost savings and non-recurring charges;

•	our consideration of transactions involving our real estate portfolio;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

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

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, filed on August 28, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: August 28, 2015