Form 10-Q
period 2015-10-31
Macy's, Inc.
filed 2015-12-01
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock, $0.01 par value per share	314,367,528 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$5,874	$6,195	$18,210	$18,741
Cost of sales	(3,537)	(3,766)	(10,947)	(11,274)
Gross margin	2,337	2,429	7,263	7,467
Selling, general and administrative expenses	(1,968)	(2,007)	(6,049)	(6,031)
Asset impairments	(111)	—	(111)	—
Operating income	258	422	1,103	1,436
Interest expense	(80)	(97)	(269)	(298)
Interest income	—	1	1	2
Income before income taxes	178	326	835	1,140
Federal, state and local income tax expense	(61)	(109)	(308)	(407)
Net income	117	217	527	733
Net loss attributable to noncontrolling interest	1	—	1	—
Net income attributable to Macy's, Inc. shareholders	$118	$217	$528	$733
Basic earnings per share attributable to Macy's, Inc. shareholders	$.36	$.62	$1.58	$2.04
Diluted earnings per share attributable to Macy's, Inc. shareholders	$.36	$.61	$1.56	$2.01

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$117	$217	$527	$733
Other comprehensive income:
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	12	5	36	18
Tax effect related to items of other comprehensive income	(5)	(2)	(14)	(7)
Total other comprehensive income, net of tax effect	7	3	22	11
Comprehensive income	124	220	549	744
Comprehensive loss attributable to noncontrolling interest	1	—	1	—
Comprehensive income attributable to Macy's, Inc. shareholders	$125	$220	$550	$744

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$474	$2,246	$1,048
Receivables	200	424	292
Merchandise inventories	8,145	5,516	7,789
Prepaid expenses and other current assets	425	493	424
Total Current Assets	9,244	8,679	9,553
Property and Equipment - net of accumulated depreciation and amortization of $6,086, $5,594 and $6,633	7,629	7,800	7,787
Goodwill	3,897	3,743	3,743
Other Intangible Assets – net	518	496	504
Other Assets	798	743	825
Total Assets	$22,086	$21,461	$22,412
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$857	$76	$76
Merchandise accounts payable	3,776	1,693	3,814
Accounts payable and accrued liabilities	2,692	3,109	2,563
Income taxes	102	296	114
Deferred income taxes	375	362	396
Total Current Liabilities	7,802	5,536	6,963
Long-Term Debt	7,106	7,265	7,130
Deferred Income Taxes	1,078	1,081	1,314
Other Liabilities	2,125	2,201	1,654
Shareholders' Equity:
Macy's, Inc.	3,971	5,378	5,351
Noncontrolling interest	4	—	—
Total Shareholders’ Equity	3,975	5,378	5,351
Total Liabilities and Shareholders’ Equity	$22,086	$21,461	$22,412

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	39 Weeks Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income	$527	$733
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	111	—
Depreciation and amortization	791	770
Stock-based compensation expense	65	55
Amortization of financing costs and premium on acquired debt	(14)	(4)
Changes in assets and liabilities:
Decrease in receivables	226	154
Increase in merchandise inventories	(2,600)	(2,232)
Increase in prepaid expenses and other current assets	(36)	(4)
Increase in other assets not separately identified	(1)	(46)
Increase in merchandise accounts payable	1,843	1,935
Decrease in accounts payable, accrued liabilities and other items not separately identified	(380)	(298)
Decrease in current income taxes	(194)	(248)
Increase (decrease) in deferred income taxes	(21)	29
Decrease in other liabilities not separately identified	(39)	(3)
Net cash provided by operating activities	278	841
Cash flows from investing activities:
Purchase of property and equipment	(591)	(547)
Capitalized software	(249)	(190)
Acquisition of Bluemercury, Inc., net of cash acquired	(212)	—
Disposition of property and equipment	94	79
Other, net	97	(2)
Net cash used by investing activities	(861)	(660)
Cash flows from financing activities:
Debt issued	791	500
Financing costs	—	(5)
Debt repaid	(152)	(462)
Dividends paid	(344)	(314)
Increase in outstanding checks	136	123
Acquisition of treasury stock	(1,785)	(1,456)
Issuance of common stock	160	208
Proceeds from noncontrolling interest	5	—
Net cash used by financing activities	(1,189)	(1,406)

Net decrease in cash and cash equivalents	(1,772)	(1,225)
Cash and cash equivalents beginning of period	2,246	2,273
Cash and cash equivalents end of period	$474	$1,048
Supplemental cash flow information:
Interest paid	$274	$284
Interest received	2	2
Income taxes paid (net of refunds received)	474	565
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 900 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdales Outlet and Bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
In August 2015, the Company established a joint venture, Macy's China Limited, of which the Company holds a sixty-five percent ownership interest and Hong Kong-based Fung Retailing Limited holds the remaining thirty-five percent ownership interest. Macy's China Limited will begin selling merchandise in China in the fourth quarter of 2015 through an e-commerce presence on Alibaba Group's Tmall Global. The Consolidated Financial Statements include the accounts of Macy's, Inc. and the newly established majority-owned subsidiary, Macy's China Limited. The noncontrolling interest represents the Fung Retailing Limited's thirty-five percent proportionate share of the results of Macy's China Limited. All intercompany transactions and balances have been eliminated in consolidation.
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
The Consolidated Financial Statements for the 13 and 39 weeks ended October 31, 2015 and November 1, 2014, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 31, 2015 and November 1, 2014 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent fiscal period.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other component of total comprehensive income for the 13 and 39 weeks ended October 31, 2015 and November 1, 2014 is the amortization of post employment and postretirement plan items. These reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	October 31, 2015			November 1, 2014
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$118		324.5	$217		350.8
Shares to be issued under deferred compensation and other plans			0.8			0.8
	$118		325.3	$217		351.6
Basic earnings per share attributable to Macy's, Inc. shareholders		$.36			$.62
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			4.4			6.1
	$118		329.7	$217		357.7
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.36			$.61

	39 Weeks Ended
	October 31, 2015			November 1, 2014
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$528		333.0	$733		358.0
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$528		333.9	$733		358.9
Basic earnings per share attributable to Macy's, Inc. shareholders		$1.58			$2.04
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			5.1			6.3
	$528		339.0	$733		365.2
Diluted earnings per share attributable to Macy's, Inc. shareholders		$1.56			$2.01

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 6.2 million shares of common stock and restricted stock units relating to 0.7 million shares of common stock were outstanding at October 31, 2015, but were not included in the computation of diluted earnings per share for the 13 or 39 weeks ended October 31, 2015 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	39 Weeks Ended
	October 31, 2015	November 1, 2014
	(millions)
7.5% Senior debentures due 2015	$69	$—
8.125% Senior debentures due 2035	76	—
5.75% Senior notes due 2014	—	453
9.5% amortizing debentures due 2021	4	4
9.75% amortizing debentures due 2021	2	2
Capital leases and other obligations	1	3
	$152	$462
On June 1, 2015, the Company repaid $69 million of 7.5% senior debentures at maturity. On August 17, 2015, the Company redeemed at par the principal amount of $76 million of 8.125% senior debentures due 2035, pursuant to the terms of the debentures. Interest expense in 2015 benefited from the recognition of unamortized debt premium associated with this debt.
On May 23, 2014, the Company issued $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024. On July 15, 2014, the Company repaid $453 million of 5.75% senior unsecured notes at maturity.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement with certain financial institutions. As of October 31, 2015, the Company had $791 million of seasonal borrowings outstanding under this commercial paper program at a weighted average interest rate of 0.42% and with a weighted average maturity of less than ten days.
During the 39 weeks ended October 31, 2015, the Company repurchased approximately 30.6 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $1,837 million. As of October 31, 2015, the Company had $695 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(millions)
401(k) Defined Contribution Plan	$22	$21	$69	$71

Pension Plan
Service cost	$2	$2	$5	$5
Interest cost	35	38	103	113
Expected return on assets	(59)	(62)	(176)	(185)
Recognition of net actuarial loss	9	6	28	19
Amortization of prior service credit	—	—	—	—
	$(13)	$(16)	$(40)	$(48)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	7	8	23	25
Recognition of net actuarial loss	3	1	8	3
Amortization of prior service cost	—	—	—	—
	$10	$9	$31	$28

Total Retirement Expense	$19	$14	$60	$51

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	2	3	6	7
Recognition of net actuarial gain	—	(2)	—	(4)
Amortization of prior service cost	—	—	—	—
	$2	$1	$6	$3

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	October 31, 2015				November 1, 2014
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$98	$—	$98	$—	$94	$—	$94	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	October 31, 2015			November 1, 2014
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,933	$7,078	$7,268	$6,947	$7,114	$7,747

The following table shows certain of the Company's non-financial assets that were measured at fair value on a nonrecurring basis during 2015:

	October 31, 2015
		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Long-lived assets held and used	$39	$—	$—	$39
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
The Company has announced a plan to dispose of certain underperforming Macy’s stores before the end of their previously estimated useful lives as the Company works to optimize its omnichannel approach to customers across America. As a result, impairment reviews of the Company’s long-lived assets were required and estimated cash flows have been revised accordingly. As part of this impairment review during the third quarter of 2015, long-lived assets held and used with a carrying value of $150 million were written down to their fair value of $39 million, resulting in asset impairment charges of $111 million. Additionally, related liabilities will arise such as severance, contractual obligations and other accruals associated with store closings when the final determination is made regarding which Macy’s stores will be closed. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment charges recorded and any restructuring charge recorded in the future.
The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record additional asset impairment write-downs.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company and its subsidiary West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group International, LLC, Macy's Merchandising Group International (Hong Kong) Limited, Macy's Merchandising Group (Hong Kong) Limited, and its majority-owned subsidiary Macy's China Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
Condensed Consolidating Balance Sheets as of October 31, 2015, November 1, 2014 and January 31, 2015, the related Condensed Consolidating Statements of Comprehensive Income for the 13 and 39 weeks ended October 31, 2015 and November 1, 2014, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended October 31, 2015 and November 1, 2014 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$11	$94	$369	$—	$474
Receivables	—	38	162	—	200
Merchandise inventories	—	4,053	4,092	—	8,145
Prepaid expenses and other current assets	—	92	333	—	425
Income taxes	32	—	—	(32)	—
Total Current Assets	43	4,277	4,956	(32)	9,244
Property and Equipment – net	—	4,112	3,517	—	7,629
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	59	459	—	518
Other Assets	2	74	722	—	798
Deferred Income Taxes	17	—	—	(17)	—
Intercompany Receivable	—	—	3,413	(3,413)	—
Investment in Subsidiaries	4,644	3,621	—	(8,265)	—
Total Assets	$4,706	$15,458	$13,649	$(11,727)	$22,086
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$856	$1	$—	$857
Merchandise accounts payable	—	1,825	1,951	—	3,776
Accounts payable and accrued liabilities	103	1,118	1,471	—	2,692
Income taxes	—	4	130	(32)	102
Deferred income taxes	—	304	71	—	375
Total Current Liabilities	103	4,107	3,624	(32)	7,802
Long-Term Debt	—	7,087	19	—	7,106
Intercompany Payable	601	2,812	—	(3,413)	—
Deferred Income Taxes	—	396	699	(17)	1,078
Other Liabilities	31	580	1,514	—	2,125
Shareholders' Equity:
Macy's, Inc.	3,971	476	7,789	(8,265)	3,971
Noncontrolling Interest	—	—	4	—	4
Total Shareholders' Equity	3,971	476	7,793	(8,265)	3,975
Total Liabilities and Shareholders' Equity	$4,706	$15,458	$13,649	$(11,727)	$22,086

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended October 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,654	$6,366	$(3,146)	$5,874
Cost of sales	—	(1,761)	(4,922)	3,146	(3,537)
Gross margin	—	893	1,444	—	2,337
Selling, general and administrative expenses	—	(957)	(1,011)	—	(1,968)
Asset impairments	—	(102)	(9)	—	(111)
Operating income (loss)	—	(166)	424	—	258
Interest (expense) income, net:
External	—	(79)	(1)	—	(80)
Intercompany	—	(58)	58	—	—
Equity in earnings of subsidiaries	117	(9)	—	(108)	—
Income (loss) before income taxes	117	(312)	481	(108)	178
Federal, state and local income tax benefit (expense)	1	84	(146)	—	(61)
Net income (loss)	118	(228)	335	(108)	117
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) attributable to Macy's, Inc. shareholders	$118	$(228)	$336	$(108)	$118
Comprehensive income (loss)	$125	$(221)	$339	$(119)	$124
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$125	$(221)	$340	$(119)	$125

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended October 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$8,191	$17,106	$(7,087)	$18,210
Cost of sales	—	(5,258)	(12,776)	7,087	(10,947)
Gross margin	—	2,933	4,330	—	7,263
Selling, general and administrative expenses	(1)	(2,962)	(3,086)	—	(6,049)
Asset impairments	—	(102)	(9)	—	(111)
Operating income (loss)	(1)	(131)	1,235	—	1,103
Interest (expense) income, net:
External	—	(267)	(1)	—	(268)
Intercompany	—	(173)	173	—	—
Equity in earnings of subsidiaries	528	137	—	(665)	—
Income (loss) before income taxes	527	(434)	1,407	(665)	835
Federal, state and local income tax benefit (expense)	1	163	(472)	—	(308)
Net income (loss)	528	(271)	935	(665)	527
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) attributable to Macy's, Inc. shareholders	$528	$(271)	$936	$(665)	$528
Comprehensive income (loss)	$550	$(249)	$948	$(700)	$549
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$550	$(249)	$949	$(700)	$550

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$528	$(271)	$935	$(665)	$527
Asset impairments	—	102	9	—	111
Equity in earnings of subsidiaries	(528)	(137)	—	665	—
Dividends received from subsidiaries	597	—	—	(597)	—
Depreciation and amortization	—	330	461	—	791
(Increase) decrease in working capital	55	(329)	(867)	—	(1,141)
Other, net	(3)	2	(9)	—	(10)
Net cash provided (used) by operating activities	649	(303)	529	(597)	278
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(216)	(530)	—	(746)
Other, net	—	14	(129)	—	(115)
Net cash used by investing activities	—	(202)	(659)	—	(861)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	640	(1)	—	639
Dividends paid	(344)	—	(597)	597	(344)
Common stock acquired, net of issuance of common stock	(1,625)	—	—	—	(1,625)
Proceeds from noncontrolling interest	—	—	5	—	5
Intercompany activity, net	(587)	(73)	660	—	—
Other, net	10	(62)	188	—	136
Net cash provided (used) by financing activities	(2,546)	505	255	597	(1,189)
Net increase (decrease) in cash and cash equivalents	(1,897)	—	125	—	(1,772)
Cash and cash equivalents at beginning of period	1,908	94	244	—	2,246
Cash and cash equivalents at end of period	$11	$94	$369	$—	$474

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of November 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$650	$105	$293	$—	$1,048
Receivables	—	58	234	—	292
Merchandise inventories	—	3,997	3,792	—	7,789
Prepaid expenses and other current assets	—	95	329	—	424
Income taxes	—	—	—	—	—
Total Current Assets	650	4,255	4,648	—	9,553
Property and Equipment – net	—	4,447	3,340	—	7,787
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	80	424	—	504
Other Assets	3	122	700	—	825
Deferred Income Taxes	15	—	—	(15)	—
Intercompany Receivable	245	—	3,396	(3,641)	—
Investment in Subsidiaries	4,596	3,362	—	(7,958)	—
Total Assets	$5,509	$15,581	$12,936	$(11,614)	$22,412
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$75	$1	$—	$76
Merchandise accounts payable	—	1,763	2,051	—	3,814
Accounts payable and accrued liabilities	115	1,067	1,381	—	2,563
Income taxes	3	38	73	—	114
Deferred income taxes	—	310	86	—	396
Total Current Liabilities	118	3,253	3,592	—	6,963
Long-Term Debt	—	7,110	20	—	7,130
Intercompany Payable	—	3,641	—	(3,641)	—
Deferred Income Taxes	—	524	805	(15)	1,314
Other Liabilities	40	520	1,094	—	1,654
Shareholders' Equity:
Macy's, Inc.	5,351	533	7,425	(7,958)	5,351
Noncontrolling Interest	—	—	—	—	—
Total Shareholders' Equity	5,351	533	7,425	(7,958)	5,351
Total Liabilities and Shareholders' Equity	$5,509	$15,581	$12,936	$(11,614)	$22,412

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended November 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,920	$6,365	$(3,090)	$6,195
Cost of sales	—	(1,916)	(4,940)	3,090	(3,766)
Gross margin	—	1,004	1,425	—	2,429
Selling, general and administrative expenses	—	(1,069)	(938)	—	(2,007)
Operating income (loss)	—	(65)	487	—	422
Interest (expense) income, net:
External	—	(96)	—	—	(96)
Intercompany	—	(56)	56	—	—
Equity in earnings of subsidiaries	217	21	—	(238)	—
Income (loss) before income taxes	217	(196)	543	(238)	326
Federal, state and local income tax benefit (expense)	—	60	(169)	—	(109)
Net income (loss)	217	(136)	374	(238)	217
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$217	$(136)	$374	$(238)	$217
Comprehensive income (loss)	$220	$(133)	$377	$(244)	$220
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$220	$(133)	$377	$(244)	$220

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended November 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$8,799	$16,816	$(6,874)	$18,741
Cost of sales	—	(5,580)	(12,568)	6,874	(11,274)
Gross margin	—	3,219	4,248	—	7,467
Selling, general and administrative expenses	(2)	(3,122)	(2,907)	—	(6,031)
Operating income (loss)	(2)	97	1,341	—	1,436
Interest (expense) income, net:
External	—	(296)	—	—	(296)
Intercompany	—	(172)	172	—	—
Equity in earnings of subsidiaries	735	200	—	(935)	—
Income (loss) before income taxes	733	(171)	1,513	(935)	1,140
Federal, state and local income tax benefit (expense)	—	102	(509)	—	(407)
Net income (loss)	733	(69)	1,004	(935)	733
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$733	$(69)	$1,004	$(935)	$733
Comprehensive income (loss)	$744	$(58)	$1,011	$(953)	$744
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$744	$(58)	$1,011	$(953)	$744

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 1, 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$733	$(69)	$1,004	$(935)	$733
Equity in earnings of subsidiaries	(735)	(200)	—	935	—
Dividends received from subsidiaries	775	1	—	(776)	—
Depreciation and amortization	—	331	439	—	770
(Increase) decrease in working capital	99	(250)	(542)	—	(693)
Other, net	(14)	(29)	74	—	31
Net cash provided (used) by operating activities	858	(216)	975	(776)	841
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(209)	(449)	—	(658)
Other, net	—	6	(8)	—	(2)
Net cash used by investing activities	—	(203)	(457)	—	(660)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	39	(1)	—	38
Dividends paid	(314)	—	(776)	776	(314)
Common stock acquired, net of issuance of common stock	(1,248)	—	—	—	(1,248)
Intercompany activity, net	(553)	416	137	—	—
Other, net	(48)	(15)	181	—	118
Net cash provided (used) by financing activities	(2,163)	440	(459)	776	(1,406)
Net increase (decrease) in cash and cash equivalents	(1,305)	21	59	—	(1,225)
Cash and cash equivalents at beginning of period	1,955	84	234	—	2,273
Cash and cash equivalents at end of period	$650	$105	$293	$—	$1,048

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of January 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,908	$94	$244	$—	$2,246
Receivables	—	97	327	—	424
Merchandise inventories	—	2,817	2,699	—	5,516
Prepaid expenses and other current assets	—	113	380	—	493
Income taxes	88	—	—	(88)	—
Total Current Assets	1,996	3,121	3,650	(88)	8,679
Property and Equipment – net	—	4,315	3,485	—	7,800
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	73	423	—	496
Other Assets	1	74	668	—	743
Deferred Income Taxes	10	—	—	(10)	—
Intercompany Receivable	—	—	4,140	(4,140)	—
Investment in Subsidiaries	4,655	3,526	—	(8,181)	—
Total Assets	$6,662	$14,424	$12,794	$(12,419)	$21,461
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$75	$1	$—	$76
Merchandise accounts payable	—	784	909	—	1,693
Accounts payable and accrued liabilities	42	1,360	1,707	—	3,109
Income taxes	—	22	362	(88)	296
Deferred income taxes	—	295	67	—	362
Total Current Liabilities	42	2,536	3,046	(88)	5,536
Long-Term Debt	—	7,245	20	—	7,265
Intercompany Payable	1,215	2,925	—	(4,140)	—
Deferred Income Taxes	—	414	677	(10)	1,081
Other Liabilities	27	593	1,581	—	2,201
Shareholders' Equity:
Macy's, Inc.	5,378	711	7,470	(8,181)	5,378
Noncontrolling Interest	—	—	—	—	—
Total Shareholders' Equity	5,378	711	7,470	(8,181)	5,378
Total Liabilities and Shareholders' Equity	$6,662	$14,424	$12,794	$(12,419)	$21,461

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of the following discussion, all references to "third quarter of 2015" and "third quarter of 2014" are to the Company's 13-week fiscal periods ended October 31, 2015 and November 1, 2014, respectively, and all references to "2015" and "2014" are to the Company's 39-week fiscal periods ended October 31, 2015 and November 1, 2014, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2014 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2014 10-K (particularly in "Risk Factors"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on page 27.
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 900 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdales Outlet and Bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via desktops, laptops or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by shipping merchandise from other stores or customer fulfillment centers to the customer's door. Likewise, the Company's customer fulfillment centers can draw on store inventories nationwide to fill orders that originate online, via desktops, laptops or mobile devices. Nearly all Macy's and Bloomingdale's stores are fulfilling orders from other stores and/or online for shipment and fulfilling orders for store pick-up related to online purchases. Starting November 1, 2014, same-day delivery pilots were tested in eight Macy's markets and four Bloomingdale's markets. As of October 31, 2015, the Company currently operates same-day delivery in 17 markets.
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
Additionally, in May and June 2015, the Company announced the first six pilot stores in Macy's new off-price business, Macy's Backstage, to be opened in the New York City metro area. As of October 31, 2015, five Macy's Backstage stores are open, and the sixth is expected to open in the fourth quarter of 2015. The Macy's Backstage locations average about 30,000 square feet and sell an assortment of women's, men's and children's apparel, shoes, fashion accessories, housewares, home textiles, intimate apparel and jewelry.
In August 2015, the Company established a joint venture, Macy's China Limited, of which the Company holds a sixty-five percent ownership interest and Hong Kong-based Fung Retailing Limited holds the remaining thirty-five percent ownership interest. Macy's China Limited began selling merchandise in China in the fourth quarter of 2015 through an e-commerce presence on Alibaba Group's Tmall Global. The Company's periodic reporting now includes the consolidated results of operations of Macy's China Limited, with the thirty-five percent ownership reported as a noncontrolling interest.
Also in August 2015, the Company announced a real estate transaction related to its Brooklyn store location. The Company is selling the top five floors of its nine-story retail location as well as the air rights above the store and a related parking garage facility. Upon closing, the Company will receive $170 million in fiscal 2015 and is expected to receive another $100 million over the next three years to be used towards a redevelopment of this Macy's store location. As a result of this transaction, the Company is expected to record a gain of approximately $250 million in the fourth quarter of fiscal 2015.
In October 2015, the Company announced a real estate transaction related to its downtown Seattle store location. The Company has sold the top four floors of underutilized space in this retail location for $65 million in cash. As a result of this transaction, the Company recorded a gain of approximately $57 million in the third quarter of 2015.
The Company has begun to explore joint ventures or other deal structures with third parties to redevelop Macy's flagship real estate assets in Manhattan (Herald Square), San Francisco (Union Square), Chicago (State Street) and Minneapolis (downtown Nicollet Mall) in a manner that maintains Macy's retail store presence while also bringing alternative use into those buildings. This exploration will also include other assets, including mall-based properties. The Company will also continue to pursue selected real estate dispositions and monetize assets in instances where the business is simultaneously enhanced or where the value of real estate significantly outweighs the value of the retail business. After extensive review with the assistance of experienced financial, tax, legal and real estate advisors, the Company has decided not to pursue the formation of a REIT at this time.
During 2015, the Company opened one new Macy's store and five new Macy's Backstage stores. Additionally, 16 new Bluemercury stores have opened since the acquisition in March. In November 2015, the Company opened a new Bloomingdale's store, and in the remainder of fiscal 2015, the Company intends to open three new Bloomingdale's Outlet stores and one new Macy's Backstage store. The Company has closed four Macy's stores in 2015 and plans to close 35 to 40 of its Macy's and Bloomingdale's stores in early 2016. The Company opened three new Macy's stores and one Bloomingdale's replacement store and closed six Macy's stores and one Bloomingdale's store in 2014.
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
Based on its assessment of current and anticipated market conditions and its recent performance, the Company now expects comparable sales on an owned plus licensed basis for fiscal 2015 to be down approximately 1.8% to 2.2% from 2014 levels, with comparable sales on an owned basis approximately 50 basis points lower. The Company currently expects that its total sales in fiscal 2015 will decrease approximately 2.7% to 3.1% from 2014 levels, reflecting Macy's store locations closed at the end of fiscal 2014 and a reduction in sales of private label goods to third parties, as well as lower comparable sales. The Company currently expects that its earnings per share attributable to Macy's, Inc. in fiscal 2015 will be in the range of $4.20 to $4.30, excluding the impact of asset impairment charges associated primarily with previously announced store closings. Earnings guidance for 2015 includes gains from asset sales, including approximately $60 million from the sale of real estate in Seattle and an expected $250 million gain on the sale of real estate in downtown Brooklyn.
In addition, the Company intends to reduce expenses and tighten capital expenditures to operate more efficiently in the coming years, while continuing to fund the highest-potential growth initiatives.

Results of Operations
Comparison of the Third Quarter of 2015 and the Third Quarter of 2014

	Third Quarter of 2015		Third Quarter of 2014
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$5,874		$6,195
Decrease in sales	(5.2)%		(1.3)%
Decrease in comparable sales	(3.9)%		(1.4)%
Cost of sales	(3,537)	(60.2)%	(3,766)	(60.8)%
Gross margin	2,337	39.8%	2,429	39.2%
Selling, general and administrative expenses	(1,968)	(33.5)%	(2,007)	(32.4)%
Asset impairments	(111)	(1.9)%	—	—%
Operating income	258	4.4%	422	6.8%
Interest expense - net	(80)		(96)
Income before income taxes	178		326
Federal, state and local income tax expense	(61)		(109)
Net income	117		217
Net loss attributable to noncontrolling interest	1		—
Net income attributable to Macy's, Inc. shareholders	$118	2.0%	$217	3.5%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.36		$.61
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the third quarter of 2015 decreased $.25 or 41% compared to the third quarter of 2014, reflecting lower net income, partially offset by lower average diluted shares.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the third quarter of 2015 decreased $99 million or 45.6% compared to the third quarter of 2014, reflecting lower net sales and gross margin in dollars and asset impairment charges, partially offset by lower selling, general and administrative (“SG&A”) expenses in dollars and lower interest and tax expenses.

MACY'S, INC.

Net Sales
Net sales for the third quarter of 2015 decreased $321 million or 5.2% compared to the third quarter of 2014. The decrease in comparable sales on an owned basis for the third quarter of 2015 was 3.9% compared to the third quarter of 2014. The decrease in comparable sales on an owned plus licensed basis for the third quarter of 2015 was 3.6% compared to the third quarter of 2014. The warm weather across the country negatively impacted sales in the third quarter of 2015, although sales in the western regions performed better relative to the rest of the country. Sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco and Chicago, continued to be negatively impacted by lower levels of spending by these tourists. Sales in the third quarter of 2015 were also impacted by a reduction in sales of private label goods to third parties. By family of business, sales in the third quarter of 2015 were strongest in the active apparel for men, women and kids, furniture, mattresses and soft home, including textiles and tabletop. Sales in the third quarter of 2015 were weaker in cold weather categories.
Cost of Sales
Cost of sales for the third quarter of 2015 decreased $229 million and the cost of sales rate as a percent to net sales decreased 60 basis points from the third quarter of 2014 to 60.2% for the third quarter of 2015. The cost of sales rate benefited from the reduction in sales of our private brand merchandise to third parties during the third quarter of 2015. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
SG&A expenses for the third quarter of 2015 decreased $39 million or 1.9% from the third quarter of 2014. Although SG&A expenses decreased on a dollar basis, the SG&A rate as a percent to net sales of 33.5% was 110 basis points higher in the third quarter of 2015, as compared to the third quarter of 2014 due to lower net sales in the third quarter of 2015. SG&A expenses in the third quarter of 2015 benefited from a shift in marketing expense from the third quarter of 2015 into the fourth quarter of 2015, expense benefits from the restructuring initiatives announced in January 2015, and also included $78 million of gains on the sales of office buildings, stores and surplus properties, partially offset by start-up expenses associated with the Company's growth initiatives, continued investments in the Company's omnichannel operations, investments in Bluemercury, Macy's Backstage and Macy's China Limited, higher depreciation and amortization expense, and lower income from credit operations. The third quarter of 2014 included gains on the sale of or lease settlements related to office buildings, stores and surplus properties of $48 million. Depreciation and amortization expense was $271 million for the third quarter of 2015, compared to $263 million for the third quarter of 2014. Income from credit operations was $177 million in the third quarter of 2015, compared to $182 million in the third quarter of 2014, reflecting the reissuance of chip enhanced co-branded credit cards during the third quarter of 2015.
Asset Impairments
Asset impairment charges were $111 million for the third quarter of 2015 and related primarily to the Company's previously announced plans to close 35 to 40 stores in early 2016.
Net Interest Expense
Net interest expense for the third quarter of 2015 decreased $16 million from the third quarter of 2014 and benefited from the recognition of unamortized debt premium associated with the $76 million of 8.125% senior debentures due 2035 which were redeemed at par on August 17, 2015, pursuant to the terms of the debentures.
 Effective Tax Rate
The Company's effective tax rate of 34.6% for the third quarter of 2015 and 33.5% for the third quarter of 2014 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY'S, INC.

Comparison of the 39 Weeks Ended October 31, 2015 and November 1, 2014

	2015		2014
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$18,210		$18,741
Increase (decrease) in sales	(2.8)%		0.1%
Increase (decrease) in comparable sales	(2.2)%		0.1%
Cost of sales	(10,947)	(60.1)%	(11,274)	(60.2)%
Gross margin	7,263	39.9%	7,467	39.8%
Selling, general and administrative expenses	(6,049)	(33.2)%	(6,031)	(32.1)%
Asset impairments	(111)	(0.6)%	—	—%
Operating income	1,103	6.1%	1,436	7.7%
Interest expense - net	(268)		(296)
Income before income taxes	835		1,140
Federal, state and local income tax expense	(308)		(407)
Net income	527		733
Net loss attributable to noncontrolling interest	1		—
Net income attributable to Macy's, Inc. shareholders	$528	2.9%	$733	3.9%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$1.56		$2.01
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for 2015 decreased $.45 or 22.4% compared to 2014, reflecting lower net income, partially offset by lower average diluted shares.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2015 decreased $205 million or 28% compared to 2014, reflecting lower net sales and gross margin in dollars, higher SG&A expenses and asset impairment charges, partially offset by lower interest and tax expenses.
Net Sales
Net sales for 2015 decreased $531 million or 2.8% compared to 2014. The decrease in comparable sales on an owned basis for 2015 was 2.2% compared to 2014. The decrease in comparable sales on an owned plus licensed basis for 2015 was 1.7% compared to 2014. Sales in the southern regions continued to perform better relative to northern regions in 2015, while sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco and Chicago, were negatively impacted by lower levels of spending by these tourists. Sales in 2015 were also negatively impacted by unseasonable weather and a reduction in sales of private label goods to third parties. By family of business, sales in 2015 were strongest in active apparel, furniture and mattresses. Sales in 2015 were weaker in fashion jewelry, watches, tabletop and housewares.
Cost of Sales
Cost of sales for 2015 decreased $327 million and the cost of sales rate as a percent to net sales decreased 10 basis points from 2014 to 60.1% for 2015. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.

MACY'S, INC.

Selling, General and Administrative Expenses
SG&A expenses for 2015 increased $18 million or 0.3% from 2014. The SG&A rate as a percent to net sales of 33.2% was 110 basis points higher in 2015, as compared to 2014. SG&A expenses in 2015 were negatively impacted by expenses associated with the Company's growth initiatives, continued investments in the Company's omnichannel operations, investments in Bluemercury, Macy's Backstage and Macy's China Limited and higher depreciation and amortization expense, partially offset by higher gains on the sales of or lease settlements related to office buildings, stores and surplus properties, higher income from credit operations and expense benefits from the restructuring initiatives announced in January 2015. SG&A expenses included $100 million and $56 million, respectively, of gains on the sales of or lease settlements related to office buildings, stores and surplus properties in 2015 and 2014. Depreciation and amortization expense was $791 million in 2015, compared to $770 million in 2014. Income from credit operations was $551 million in 2015, compared to $536 million in 2014, reflecting continued profitability of the portfolio.
Asset Impairments
Asset impairment charges were $111 million for 2015 and related primarily to the Company's previously announced plans to close 35 to 40 stores in early 2016.
Net Interest Expense
Net interest expense for 2015 decreased $28 million from 2014. Net interest expense for 2015 benefited from lower rates on outstanding borrowings as compared to 2014 and from the recognition of unamortized debt premium associated with the $76 million of 8.125% senior debentures due 2035 which were redeemed at par on August 17, 2015, pursuant to the terms of the debentures.
 Effective Tax Rate
The Company's effective tax rate of 36.9% for 2015 and 35.7% for 2014 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

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

	Third Quarter of 2015	Third Quarter of 2014

Decrease in comparable sales on an owned basis (note 1)	(3.9)%	(1.4)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.3%	0.7%
Decrease in comparable sales on an owned plus licensed basis	(3.6)%	(0.7)%

	2015	2014

Increase (decrease) in comparable sales on an owned basis (note 1)	(2.2)%	0.1%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.5%	0.7%
Increase (decrease) in comparable sales on an owned plus licensed basis	(1.7)%	0.8%

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
Operating Activities
Net cash provided by operating activities in 2015 was $278 million, compared to $841 million provided in 2014, and reflects lower net income, a larger increase in merchandise inventories net of merchandise accounts payable, and a larger decrease in accounts payable, accrued liabilities and other items not separately identified in 2015 as compared to 2014.
Investing Activities
Net cash used by investing activities was $861 million in 2015, compared to net cash used by investing activities of $660 million in 2014. Investing activities for 2015 include the acquisition of Bluemercury, Inc., net of cash acquired, for $212 million. Investing activities for 2015 also include purchases of property and equipment totaling $591 million and capitalized software of $249 million, compared to purchases of property and equipment totaling $547 million and capitalized software of $190 million for 2014. Investing activities in 2015 included the impact of a real estate transaction related to the Company's downtown Seattle store location. The Company has sold the top four floors of underutilized space in this retail location for $65 million in cash. As a result of this transaction, the Company recorded a gain of approximately $57 million in the third quarter of 2015. Investing activities for 2015 and 2014 also include the impact of qualified escrow accounts that are utilized for potential tax deferred like-kind exchange transactions.
In August 2015, the Company announced a real estate transaction related to its Brooklyn store location. The Company is selling the top five floors of its nine-story retail location as well as the air rights above it and a related parking garage facility. Upon closing, the Company will receive $170 million in fiscal 2015 and is expected to receive another $100 million over the next three years to be used towards a redevelopment of this Macy's store location. As a result of this transaction, the Company is expected to record a gain of approximately $250 million in the fourth quarter of fiscal 2015.
The Company has begun to explore joint ventures or other deal structures with third parties to redevelop Macy's flagship real estate assets in Manhattan (Herald Square), San Francisco (Union Square), Chicago (State Street) and Minneapolis (downtown Nicollet Mall) in a manner that maintains Macy's retail store presence while also bringing alternative use into those buildings. This exploration will also include other assets, including mall-based properties. The Company will also continue to pursue selected real estate dispositions and monetize assets in instances where the business is simultaneously enhanced or where the value of real estate significantly outweighs the value of the retail business. After extensive review with the assistance of experienced financial, tax, legal and real estate advisors, the Company has decided not to pursue the formation of a REIT at this time.
Financing Activities
Net cash used by the Company for financing activities was $1,189 million for 2015, including $1,785 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $344 million of cash dividends, and $152 million of debt repayments, partially offset by the issuance of $791 million of commercial paper debt, an increase in outstanding checks of $136 million and $160 million from the issuance of common stock, primarily related to the exercise of stock options.
During 2015, the Company repurchased approximately 30.6 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $1,837 million. As of October 31, 2015, the Company had $695 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On June 1, 2015, the Company repaid $69 million of 7.5% senior debentures at maturity. On August 17, 2015, the Company redeemed at par the principal amount of $76 million of 8.125% senior debentures due 2035, pursuant to the terms of the debentures. Interest expense in 2015 benefited from the recognition of unamortized debt premium associated with the $76 million of 8.125% senior debentures.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement with certain financial institutions. As of October 31, 2015, the Company had $791 million of seasonal borrowings outstanding under this commercial paper program at a weighted average interest rate of 0.42% and with a weighted average maturity of less than ten days.

MACY'S, INC.

Net cash used by the Company for financing activities was $1,406 million for 2014, including $1,456 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $314 million of cash dividends and the repayment of $462 million of debt, partially offset by the issuance of $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024, an increase in outstanding checks of $123 million and $208 million from the issuance of common stock, primarily related to the exercise of stock options.
The Company is a party to a credit agreement with certain financial institutions that requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the third quarter of 2015 was 9.62 and its leverage ratio at October 31, 2015 was 2.10, in each case as calculated in accordance with the credit agreement.
On November 9, 2015, the Company's Board of Directors declared a quarterly dividend of 36 cents per share on its common stock, payable January 4, 2016 to Macy's shareholders of record at the close of business on December 15, 2015.
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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 31, 2015, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2015.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
August 2, 2015 – August 29, 2015	2,631	60.18	2,631	1,437
August 30, 2015 – October 3, 2015	7,009	55.18	7,009	1,050
October 4, 2015 – October 31, 2015	7,069	50.25	7,069	695
	16,709	53.88	16,709
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $15 billion of Common Stock as of October 31, 2015. All authorizations are cumulative and do not have an expiration date. As of October 31, 2015, $695 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

101**
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, filed on December 1, 2015, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Date: December 1, 2015