Form 10-K
period 2016-01-30
Macy's, Inc.
filed 2016-03-30
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 30, 2016	Commission File Number: 1-13536
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (August 1, 2015) was approximately $22,857,680,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2016
Common Stock, $0.01 par value per share	310,572,396 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2016 (Proxy Statement)	Part III

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2015,” “2014,” “2013,” “2012” and “2011” are references to the Company’s fiscal years ended January 30, 2016, January 31, 2015, February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Fiscal years 2015, 2014, 2013 and 2011 included 52 weeks; fiscal year 2012 included 53 weeks.
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

•
competitive pressures from department and specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels, including the Internet, catalogs and television;

•
general consumer-spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters;

•	conditions to, or changes in the timing of, proposed transactions and changes in expected synergies, cost savings and non-recurring charges;

•	transactions involving our real estate portfolio;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

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

In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as “Risk Factors” in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those expressed in or implied by such forward-looking statements.

Item 1.	Business.
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. As of January 30, 2016, the operations of the Company included 870 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdale's Outlet and Bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
The Company sells a wide range of merchandise, including apparel and accessories (men’s, women’s and children’s), cosmetics, home furnishings and other consumer goods. The specific assortments vary by size of store, merchandising assortments and character of customers in the trade areas. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.
For 2015, 2014 and 2013, the following merchandise constituted the following percentages of sales:

	2015	2014	2013
Women’s Accessories, Intimate Apparel, Shoes and Cosmetics	38%	38%	38%
Women’s Apparel	23	23	23
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	16
	100%	100%	100%

In 2015, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

•
The Company’s bank subsidiary, FDS Bank, provides credit processing, certain collections, customer service and credit marketing services in respect of all credit card accounts that are owned either by Department Stores National Bank (“DSNB”), a subsidiary of Citibank, N.A., or FDS Bank and that constitute a part of the credit programs of the Company’s retail operations.

•
Macy’s Systems and Technology, Inc. (“MST”), a wholly-owned indirect subsidiary of the Company, provides operational electronic data processing and management information services to all of the Company’s operations other than Bluemercury.

•
Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned direct subsidiary of the Company, and its subsidiary Macy's Merchandising Group International, LLC., are responsible for the design, development and marketing of Macy’s private label brands and certain licensed brands. Bloomingdale’s uses MMG for a small portion of its private label merchandise. The Company believes that its private label merchandise further differentiates its merchandise assortments from those of its competitors and delivers exceptional value to its customers. MMG also offers its services, either directly or indirectly, to unrelated third parties.

The principal private label brands currently offered by the Company include Alfani, American Rag, Aqua, Bar III, Belgique, Charter Club, Club Room, Epic Threads, first impressions, Giani Bernini, Greg Norman for Tasso Elba, Home Design, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni, JM Collection, John Ashford, Karen Scott, Maison Jules, Martha Stewart Collection, Material Girl, Morgan Taylor, Studio Silver, Style & Co., Sutton Studio, Tasso Elba, Thalia Sodi, the cellar, and Tools of the Trade.

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

•
Macy’s Logistics and Operations (“Macy’s Logistics”), a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services for the Company’s operations and digital customer fulfillment.

The Company’s executive offices are located at 7 West 7th Street, Cincinnati, Ohio 45202, telephone number: (513) 579-7000 and 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.
Employees
As of January 30, 2016, the Company had approximately 157,900 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of January 30, 2016 were represented by unions. Management considers its relations with its employees to be satisfactory.
Seasonality
The retail business is seasonal in nature with a high proportion of sales and operating income generated in the months of November and December. Working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the fall merchandising season and increasing substantially prior to the holiday season when the Company carries significantly higher inventory levels.
Purchasing
The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2015. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be satisfactory.
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

Available Information
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at http://www.macysinc.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The public also may read and copy any of these filings at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains the Company’s filings; the address of that site is http://www.sec.gov. In addition, the Company has made the following available free of charge through its website at http://www.macysinc.com:

•	Audit Committee Charter,

•	Compensation and Management Development Committee Charter,

•	Finance Committee Charter,

•	Nominating and Corporate Governance Committee Charter,

•	Corporate Governance Principles,

•	Lead Independent Director Policy,

•	Non-Employee Director Code of Business Conduct and Ethics, and

•	Code of Conduct.
Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Macy’s, Inc. at 7 West 7th Street, Cincinnati, OH 45202.
Executive Officers of the Registrant
The following table sets forth certain information as of March 24, 2016 regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	64	Chairman of the Board; Chief Executive Officer; Director
William S. Allen	58	Chief Human Resources Officer
Jeffrey Gennette	54	President
Robert B. Harrison	52	Chief Omnichannel Officer
Karen M. Hoguet	59	Chief Financial Officer
Jeffrey A. Kantor	57	Chief Stores Officer
Molly Langenstein	52	Chief Private Brands Officer
Justin S. MacFarlane	43	Chief Strategy, Analytics and Innovation Officer
Peter Sachse	58	Chief Growth Officer
Joel A. Belsky	62	Executive Vice President and Controller
Dennis J. Broderick	67	Executive Vice President, General Counsel and Secretary

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
Robert B. Harrison has been Chief Omnichannel Officer of the Company since January 2013; prior thereto he served as Executive Vice President - Omnichannel Strategy from July 2012 to January 2013; as Executive Vice President - Finance from 2011 to July 2012 and as President - Stores from 2009 to 2011.

Karen M. Hoguet has been Chief Financial Officer of the Company since October 1997.
Jeffrey A. Kantor has been Chief Stores Officer of the Company since February 2015; prior thereto he served as Chairman of macys.com from February 2012 to February 2015; as President - Merchandising for macys.com from August 2010 to February 2012; as President - Merchandising for Home from May 2009 to August 2010 and as President for furniture for Macy’s Home Store from February 2006 to May 2009.
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
Justin MacFarlane has been Chief Strategy, Analytics and Innovation Officer since February 2016; prior thereto he served as Senior Vice President - Corporate Strategy for ANN, Inc., a women's multichannel fashion retailer, from July 2010 to August 2015 and as Director, Global Retail for AlixPartners, a global restructuring consulting and financial advisory firm, from August 2006 to June 2010.
Peter Sachse has been Chief Growth Officer of the Company since February 2016; prior thereto he served as Chief Innovation and Business Development Officer from February 2015 to January 2016; as Chief Stores Officer from February 2012 to February 2015; as Chief Marketing Officer from February 2009 to February 2012 and as Chairman of macys.com from April 2006 to February 2012.
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
The Company conducts its retail merchandising business under highly competitive conditions. Although the Company is one of the nation’s largest retailers, it has numerous and varied competitors at the national and local levels, including department stores, specialty stores, general merchandise stores, off-price and discount stores, manufacturers’ outlets, online retailers, catalogs and television shopping, among others. Competition may intensify as the Company’s competitors enter into business combinations or alliances. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. Any failure by the Company to compete effectively could negatively affect the Company's business and results of operations.
The Company’s sales and operating results depend on consumer preferences and consumer spending.
The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending. The Company’s sales and operating results depend in part on its ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. The Company develops new retail concepts and continuously adjusts its industry position in certain major and private-label brands and product categories in an effort to satisfy customers. Any sustained failure to anticipate, identify and respond to emerging trends in lifestyle and consumer preferences could negatively affect the Company’s business and results of operations. The Company’s sales are significantly affected by discretionary spending by consumers. Consumer spending may be affected by many factors outside of the Company’s control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt, the costs of basic necessities and other goods, the strength of the U.S. Dollar relative to foreign currencies and the effects of the weather or natural disasters. Any decline in discretionary spending by consumers could negatively affect the Company's business and results of operations.

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
The Company’s business is seasonal, with a high proportion of revenues and operating cash flows generated during the second half of the year, which includes the fall and holiday selling seasons. A disproportionate amount of the Company's revenues fall in the fourth quarter, which coincides with the holiday season. In addition, the Company incurs significant additional expenses in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including for additional inventory, advertising and employees.
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
The Company’s defined benefit plan funding requirements or plan settlement expense could impact the Company’s financial results and cash flow.
Significant changes in interest rates, decreases in the fair value of plan assets and benefit payments could affect the funded status of the Company’s plans and could increase future funding requirements of the plans. A significant increase in future funding requirements could have a negative impact on the Company’s cash flows, financial condition or results of operations.
At January 30, 2016, the Company had unrecognized actuarial losses of $1,451 million for the funded defined benefit pension plan (the “Pension Plan”) and $261 million for the unfunded defined benefit supplementary retirement plan (the “SERP”). These plans allow eligible retiring employees to receive lump sum distributions of benefits earned. Under applicable accounting rules, if annual lump sum distributions exceed an actuarially determined threshold of the total of the annual service and interest costs, the Company would be required to recognize in the current period of operations a settlement expense of a portion of the unrecognized actuarial loss and could have a negative impact on the Company’s results of operations.

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
A data breach could result in negative publicity and adversely affect the Company’s business or results of operations.
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
The Company’s stock price, like that of other retail companies, is subject to significant volatility because of many factors, including factors beyond the control of the Company. These factors may include:

•	general economic, stock, credit and real estate market conditions;

•	risks relating to the Company’s business and its industry, including those discussed above;

•	strategic actions by the Company or its competitors;

•	variations in the Company’s quarterly results of operations;

•	future sales or purchases of the Company’s common stock; and

•	investor perceptions of the investment opportunity associated with the Company’s common stock relative to other investment alternatives.
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
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 30, 2016, the operations of the Company included 870 stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 142 million square feet. Of such stores, 426 were owned, 318 were leased, 122 stores were operated under arrangements where the Company owned the building and leased the land and four stores were comprised of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
Additional information about the Company’s stores as of January 30, 2016 is as follows:

Geographic Region	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
North Central	163	102	41	20	—
Northeast	254	98	126	30	—
Northwest	137	47	64	23	3
South	188	128	34	26	—
Southwest	128	51	53	23	1
	870	426	318	122	4

The five geographic regions detailed in the foregoing table are based on the Company’s Macy’s-branded operational structure. The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States.

Store count activity was as follows:

	2015	2014	2013
Store count at beginning of fiscal year	823	840	841
Stores opened	26	5	6
Acquisition of Bluemercury stores	62	—	—
Stores closed or consolidated into existing centers	(41)	(22)	(7)
Store count at end of fiscal year	870	823	840

Additional information about the Company’s logistics network as of January 30, 2016 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Cheshire, CT	Direct to customer	Owned	565
Chicago, IL	Stores	Owned	861
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	960
Hayward, CA	Stores	Owned	386
Houston, TX	Stores	Owned	1,124
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Owned	260
Los Angeles, CA	Stores	Owned	1,178
Martinsburg, WV	Direct to customer	Owned	1,300
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	950
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	668
St. Louis, MO	Stores	Owned	661
Stone Mountain, GA	Stores	Owned	1,000
Tampa, FL	Stores	Owned	670
Tulsa, OK	Direct to customer	Owned	1,300
Tukwila, WA	Stores	Leased	500
Union City, CA	Stores	Leased	165
Youngstown, OH	Stores	Owned	851

Item 3.	Legal Proceedings.
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
The Common Stock is listed on the NYSE under the trading symbol “M.” As of January 30, 2016, the Company had approximately 16,800 stockholders of record. The following table sets forth for each quarter during 2015 and 2014 the high and low sales prices per share of Common Stock as reported on the NYSE and the dividends declared with respect to each quarter on each share of Common Stock.

	2015			2014
	Low	High	Dividend	Low	High	Dividend
1st Quarter	61.10	69.98	0.3125	50.05	61.26	0.2500
2nd Quarter	62.80	73.61	0.3600	54.82	60.34	0.3125
3rd Quarter	47.10	70.12	0.3600	54.84	63.10	0.3125
4th Quarter	34.05	52.48	0.3600	55.64	68.30	0.3125

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2015.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining (1)($)
	(thousands)		(thousands)	(millions)
November 1, 2015 – November 28, 2015	2,486	38.85	2,486	599
November 29, 2015 – January 2, 2016	1,709	38.93	1,709	532
January 3, 2016 – January 30, 2016	—	—	—	532
	4,195	38.88	4,195
 ___________________

(1)
Commencing in January 2000, the Company’s Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $16.5 billion of Common Stock. All authorizations are cumulative and do not have an expiration date. As of January 30, 2016, $532 million of authorization remained unused. On February 26, 2016, the Company's board of directors approved an additional $1,500 million in authorization to purchase Common Stock, bringing the Company's remaining authorization under its share repurchase program including this increase to $2,032 million. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor's 500 Composite Index, the Company's prior peer group and the Company's new peer group for the period from January 29, 2011 through January 30, 2016, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the prior peer group were Macy's, Kohl's and Nordstrom.

The companies included in the new peer group are Bed, Bath & Beyond, Dillard's, Gap, J.C. Penney, Kohl's, L Brands, Nordstrom, Ross Stores, Sears Holdings, Target, TJX Companies and Wal-Mart.

The change in peer group was made to be consistent with the peer group that the Compensation and Management Development Committee of the Board of Directors uses in benchmarking and assessing compensation for the Company's executive officers.

Item 6.	Selected Financial Data.
The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2015	2014	2013	2012*	2011
	(millions, except per share)
Consolidated Statement of Income Data:
Net sales	$27,079	$28,105	$27,931	$27,686	$26,405
Cost of sales	(16,496)	(16,863)	(16,725)	(16,538)	(15,738)
Gross margin	10,583	11,242	11,206	11,148	10,667
Selling, general and administrative expenses	(8,256)	(8,355)	(8,440)	(8,482)	(8,281)
Impairments, store closing and other costs and gain on sale of leases	(288)	(87)	(88)	(5)	25
Operating income	2,039	2,800	2,678	2,661	2,411
Interest expense	(363)	(395)	(390)	(425)	(447)
Premium on early retirement of debt	—	(17)	—	(137)	—
Interest income	2	2	2	3	4
Income before income taxes	1,678	2,390	2,290	2,102	1,968
Federal, state and local income tax expense	(608)	(864)	(804)	(767)	(712)
Net income	1,070	1,526	1,486	1,335	1,256
Net loss attributable to noncontrolling interest	2	—	—	—	—
Net income attributable to Macy's, Inc. shareholders	$1,072	$1,526	$1,486	$1,335	$1,256

Basic earnings per share attributable to Macy's, Inc. shareholders	$3.26	$4.30	$3.93	$3.29	$2.96
Diluted earnings per share attributable to Macy's, Inc. shareholders	$3.22	$4.22	$3.86	$3.24	$2.92
Average number of shares outstanding	328.4	355.2	378.3	405.5	424.5
Cash dividends paid per share	$1.3925	$1.1875	$.9500	$.8000	$.3500
Depreciation and amortization	$1,061	$1,036	$1,020	$1,049	$1,085
Capital expenditures	$1,113	$1,068	$863	$942	$764
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,109	$2,246	$2,273	$1,836	$2,827
Total assets	20,576	21,330	21,499	20,858	21,985
Short-term debt	642	76	463	124	1,103
Long-term debt	6,995	7,233	6,688	6,768	6,622
Total Shareholders’ equity	4,253	5,378	6,249	6,051	5,933
 ___________________

*	53 weeks

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company has stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 30, 2016, the Company's operations were conducted through Macy's, Bloomingdale's and Bluemercury which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”
The Company continues to be focused on three key strategies for growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy's localization/personalization initiative; (ii) driving the omnichannel business; and (iii) embracing customer centricity, including engaging customers on the selling floor through the Magic Selling program. These strategies have evolved and the Company has developed specific initiatives to acquire new customers and strengthen loyalty, deliver distinctive merchandise, expand the digital frontier and new formats and to create signature customer experiences.
Through the My Macy's localization initiative, the Company has invested in talent, technology and marketing which ensures that core customers surrounding each Macy's store find merchandise assortments, size ranges, marketing programs and shopping experiences that are custom-tailored to their needs. My Macy's has provided for more local decision-making in every Macy's community, and involves tailoring merchandise assortments, space allocations, service levels, visual merchandising, marketing and special events on a store-by-store basis. The focus on localization is now evolving to one of personalization.
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via desktops, laptops or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by shipping merchandise from other stores or customer fulfillment centers to the customer's door. Likewise, the Company's customer fulfillment centers can draw on store inventories nationwide to fill orders that originate online. Since May 2014, nearly all Macy's and Bloomingdale's stores have been fulfilling orders from other stores and/or online for shipment. Since August 2014, nearly all Macy's and Bloomingdale's stores have been fulfilling orders for store pick-up related to online purchases. Beginning on November 1, 2014, same-day delivery pilots were tested in eight Macy's markets and four Bloomingdale's markets. As of January 30, 2016, the Company operates same-day delivery in 17 markets.
Macy's Magic Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience and all other customer interactions. Magic Selling is shifting focus in 2016 to new technologies for building Magic connections with shoppers.
In January 2016, the Company announced a series of cost-efficiency and process improvement measures to be implemented beginning in early 2016 that will reduce selling, general and administrative ("SG&A") expenses while still investing in growth strategies, particularly in omnichannel capabilities at Macy's and Bloomingdale's.
The Company is also focused on driving additional profitable sales growth through a series of organic and new business initiatives. The initiatives include a focus on fine jewelry and watches, expansion of Macy's Backstage (including freestanding locations and inside existing Macy's stores), "Last Act"- a simplified pricing approach to clearance merchandise in Macy's stores, a focus on key store locations (including product presentation, customer service and special events), a focus on the beauty business including the expansion of Bluemercury freestanding locations and inside existing Macy's stores and a focus on enhancements to mobile technology.

In March 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. The Company is focused on accelerating the growth of sales in freestanding Bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding selected Bluemercury products and boutiques to Macy's stores nationwide. Since the March acquisition, the Company has opened 15 new freestanding Bluemercury store locations bringing the total freestanding store locations to 77 and has also opened four stores inside existing Macy's stores.
In May 2015, in conjunction with American Express, the Company helped launch Plenti, the innovative loyalty program that brings powerful brands together to give customers the chance to earn and redeem points where they choose. The loyalty program is free to join and members earn points on virtually all purchases at Macy's and other businesses that have joined as Plenti partners.
Additionally, in 2015, the Company opened the first six pilot stores in Macy's new off-price business, Macy's Backstage, in the New York City metro area. The Macy's Backstage locations average about 30,000 square feet and sell an assortment of women's, men's and children's apparel, shoes, fashion accessories, housewares, home textiles, intimate apparel and jewelry.
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
In January 2016, the Company completed a $270 million real estate transaction that will enable a re-creation of Macy’s Brooklyn store. The Company will continue to own and operate the first four floors and lower level of its existing nine-story retail store, which will be reconfigured and remodeled. Tishman Speyer purchased the remaining portion of the site, which it will develop into approximately ten floors of office space. In addition, Tishman Speyer purchased a nearby parking facility, which could be used for a future mixed-use development. As a result of this transaction, the Company will recognize a gain of approximately $250 million of which, under the percentage of completion method of accounting, $84 million was recognized in 2015 with the remaining gain anticipated to be recognized over the next two years.
Also in 2015, the Company launched the marketing of potential partnership and joint venture transactions for certain of its real estate. This includes the owned mall-based properties, as well as Macy's flagship real estate assets in Manhattan (Herald Square), San Francisco (Union Square), Chicago (State Street) and Minneapolis (downtown Nicollet Mall). In addition, the Company will also continue to pursue selected real estate dispositions and monetize assets in instances where the business is simultaneously enhanced or where the value of real estate significantly outweighs the value of the retail business.
During 2014, the Company opened three new Macy's stores in the Bronx, NY; Las Vegas, NV; and Sarasota, FL, one Bloomingdale's replacement store in Palo Alto, CA, and one new Bloomingdale's furniture clearance store in Wayne, NJ. During 2015, the Company opened 26 stores including a Macy's in Ponce, PR, a Bloomingdale's in Honolulu, HI, 15 Bluemercury, six Macy's Backstage and three Bloomingdale's Outlets. The Company has announced that in 2016 it intends to open one new Macy's store in Kapolei, HI, approximately 42 new Bluemercury locations (24 freestanding and 18 inside existing Macy's stores) and 16 new Macy's Backstage locations (one freestanding and 15 inside existing Macy's stores).
In 2017, the Company intends to open a new Macy's store in Murray, UT, a Macy's replacement store in Los Angeles, CA, and a new Bloomingdale's store in San Jose, CA. In 2018, the Company intends to open a new Bloomingdale's store in Norwalk, CT. In addition, a new Bloomingdale's store is expected to open in Kuwait in 2017 and new Macy's and Bloomingdale's stores are planned to open in Abu Dhabi, United Arab Emirates in 2018 under license agreements with Al Tayer Group, LLC.

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
In recent years, consumer spending levels have been affected to varying degrees by a number of factors, including modest economic growth, uncertainty regarding governmental spending and tax policies, unemployment levels, tightened consumer credit, an improving housing market and a fluctuating stock market. In addition, consumer spending levels of international customers are impacted by the strength of the U.S. dollar relative to foreign currencies. These factors have affected to varying degrees the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company.
All economic conditions ultimately affect the Company's overall operations. However, the effects of economic conditions can be experienced differently and at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to each of the Company's branded operations.
2015 Overview
This was a challenging year, following six consecutive years of improved financial performance. However, against the backdrop of a challenging macroeconomic environment, unfavorable weather and weaker international tourist sales, the Company continued to see a benefit from the disciplined implementation of its strategies.
Selected results of 2015 include:

•	Comparable sales on an owned basis decreased 3.0% and comparable sales on an owned plus licensed basis decreased 2.5%.

•
Operating income for 2015 was $2.327 billion or 8.6% of sales, excluding impairments, store closing and other costs, a decrease of 19% and 170 basis points as a percent of sales from 2014 on a comparable basis.

•	Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items, declined 14% to $3.77 in 2015 from $4.40 in 2014.

•	Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, impairments, store closing and other costs) as a percent to net sales was 12.5% in 2015, as compared to 14.0% in 2014.

•	Return on invested capital ("ROIC"), a key measure of operating productivity, was 20.1%, a decrease from 22.4% in 2014.

•
The Company repurchased 34.8 million shares of its common stock for $2,000 million in 2015, and increased its annualized dividend rate to $1.44 per share. This annualized dividend rate represents an increase of 15% and is the fifth increase in the dividend in the past four years.

See pages 18 to 21 for reconciliations of the non-GAAP financial measures presented above to the most comparable GAAP financial measures and other important information.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with generally accepted accounting principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties supplementally to its results of operations calculated in accordance with GAAP assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Management believes that excluding certain items that may vary substantially in frequency and magnitude from diluted earnings per share attributable to Macy's, Inc. shareholders and from operating income and EBITDA as percentages to sales are useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. In addition, management believes that ROIC is a useful supplemental measure in evaluating how efficiently the Company employs its capital. The Company uses some of these non-GAAP financial measures as performance measures for components of executive compensation.
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
Change in Comparable Sales
The following is a tabular reconciliation of the non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis, to GAAP comparable sales (i.e., on an owned basis), which the Company believes to be the most directly comparable GAAP financial measure.

	2015	2014	2013	2012	2011
Increase (decrease) in comparable sales on an owned basis (note 1)	(3.0)%	0.7%	1.9%	3.7%	5.3%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.5%	0.7%	0.9%	0.3%	0.4%
Increase (decrease) in comparable sales on an owned plus licensed basis	(2.5)%	1.4%	2.8%	4.0%	5.7%
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

(2)
Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales, adjusting for the 53rd week in 2012, in the calculation. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The Company believes that the amounts of commissions earned on sales of departments licensed to third parties are not material to its results of operations for the periods presented.

Operating Income, Excluding Certain Items, as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure operating income, excluding certain items, as a percent to net sales to GAAP operating income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2015	2014	2013	2012	2011
	(millions, except percentages)
Net sales	$27,079	$28,105	$27,931	$27,686	$26,405

Operating income	$2,039	$2,800	$2,678	$2,661	$2,411

Operating income as a percent to net sales	7.5%	10.0%	9.6%	9.6%	9.1%

Operating income	$2,039	$2,800	$2,678	$2,661	$2,411
Add back (deduct) impairments, store closing and other costs and gain on sale of leases	288	87	88	5	(25)
Operating income, excluding certain items	$2,327	$2,887	$2,766	$2,666	$2,386
Operating income, excluding certain items, as a percent to net sales	8.6%	10.3%	9.9%	9.6%	9.0%
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders, Excluding Certain Items
The following is a tabular reconciliation of the non-GAAP financial measure diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items, to GAAP diluted earnings per share attributable to Macy's, Inc., shareholders, which the Company believes to be the most directly comparable GAAP measure.

	2015	2014	2013	2012	2011
Diluted earnings per share attributable to Macy's, Inc. shareholders	$3.22	$4.22	$3.86	$3.24	$2.92
Add back the impact of impairments, store closing and other costs	0.55	0.15	0.14	0.01	0.04
Add back the impact of premium on early retirement of debt	—	0.03	—	0.21	—
Deduct the impact of gain on sale of leases	—	—	—	—	(0.08)
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments, store closing and other costs, premium on early retirement of debt and gain on sale of leases	$3.77	$4.40	$4.00	$3.46	$2.88

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

	2015	2014	2013	2012	2011
	(millions, except percentages)
Net sales	$27,079	$28,105	$27,931	$27,686	$26,405

Net income	$1,070	$1,526	$1,486	$1,335	$1,256

Net income as a percent to net sales	4.0%	5.4%	5.3%	4.8%	4.8%

Net income	$1,070	$1,526	$1,486	$1,335	$1,256
Add back interest expense - net	361	393	388	422	443
Add back premium on early retirement of debt	—	17	—	137	—
Add back federal, state and local income tax expense	608	864	804	767	712
Add back (deduct) impairments, store closing and other costs and gain on sale of leases	288	87	88	5	(25)
Add back depreciation and amortization	1,061	1,036	1,020	1,049	1,085
Adjusted EBITDA	$3,388	$3,923	$3,786	$3,715	$3,471
Adjusted EBITDA as a percent to net sales	12.5%	14.0%	13.6%	13.4%	13.1%

ROIC
The Company defines ROIC as adjusted operating income as a percent to average invested capital. Average invested capital is comprised of an annual two-point (i.e., end of the year presented and the immediately preceding year) average of gross property and equipment, a capitalized value of non-capitalized leases equal to periodic annual reported net rent expense multiplied by a factor of eight and a four-point (i.e., end of each quarter within the period presented) average of other selected assets and liabilities. The calculation of the capitalized value of non-capitalized leases is consistent with industry and credit rating agency practice and the specified assets are subject to a four-point average to compensate for seasonal fluctuations. Certain reclassifications have been made to 2015 amounts to conform to the balance sheet classifications of such amounts as of the end of 2015. Prior years have not been reclassified and are presented as previously reported.
The following is a tabular reconciliation of the non-GAAP financial measure of ROIC to operating income as a percent to property and equipment - net, which the Company believes to be the most directly comparable GAAP financial measure.

	2015	2014	2013	2012	2011
	(millions, except percentages)
Operating income	$2,039	$2,800	$2,678	$2,661	$2,411

Property and equipment - net	$7,708	$7,865	$8,063	$8,308	$8,617

Operating income as a percent to property and equipment - net	26.5%	35.6%	33.2%	32.0%	28.0%

Operating income	$2,039	$2,800	$2,678	$2,661	$2,411
Add back (deduct) impairments, store closing and other costs and gain on sale of leases	288	87	88	5	(25)
Add back depreciation and amortization	1,061	1,036	1,020	1,049	1,085
Add back rent expense, net
Real estate	301	279	268	258	243
Personal property	12	12	11	11	10
Deferred rent amortization	8	7	8	7	8
Adjusted operating income	$3,709	$4,221	$4,073	$3,991	$3,732

Property and equipment - net	$7,708	$7,865	$8,063	$8,308	$8,617
Add back accumulated depreciation and amortization	5,457	5,830	6,007	5,967	6,018
Add capitalized value of non-capitalized leases	2,568	2,384	2,296	2,208	2,088
Add (deduct) other selected assets and liabilities:
Receivables	338	336	339	322	294
Merchandise inventories	6,226	6,155	6,065	5,754	5,596
Prepaid expenses and other current assets	453	443	398	390	409
Other assets	775	784	659	579	528
Merchandise accounts payable	(2,366)	(2,472)	(2,520)	(2,362)	(2,314)
Accounts payable and accrued liabilities	(2,677)	(2,511)	(2,328)	(2,333)	(2,309)
Total average invested capital	$18,482	$18,814	$18,979	$18,833	$18,927

ROIC	20.1%	22.4%	21.5%	21.2%	19.7%

Results of Operations

	2015		2014		2013
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$27,079		$28,105		$27,931
Increase (decrease) in sales	(3.7)%		0.6%		0.9%
Increase (decrease) in comparable sales	(3.0)%		0.7%		1.9%
Cost of sales	(16,496)	(60.9)%	(16,863)	(60.0)%	(16,725)	(59.9)%
Gross margin	10,583	39.1%	11,242	40.0%	11,206	40.1%
Selling, general and administrative expenses	(8,256)	(30.5)%	(8,355)	(29.7)%	(8,440)	(30.2)%
Impairments, store closing and other costs	(288)	(1.1)%	(87)	(0.3)%	(88)	(0.3)%
Operating income	2,039	7.5%	2,800	10.0%	2,678	9.6%
Interest expense - net	(361)		(393)		(388)
Premium on early retirement of debt	—		(17)		—
Income before income taxes	1,678		2,390		2,290
Federal, state and local income tax expense	(608)		(864)		(804)
Net income	1,070		1,526		1,486
Net loss attributable to noncontrolling interest	2		—		—
Net income attributable to Macy's, Inc. shareholders	$1,072	4.0%	$1,526	5.4%	$1,486	5.3%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$3.22		$4.22		$3.86

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned plus licensed basis	(2.5)%		1.4%		2.8%
Operating income, excluding certain items	$2,327	8.6%	$2,887	10.3%	$2,766	9.9%
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items	$3.77		$4.40		$4.00
Adjusted EBITDA as a percent to net sales	12.5%		14.0%		13.6%
ROIC	20.1%		22.4%		21.5%

See pages 18 to 21 for a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Store information (at year-end):
Stores operated	870		823		840
Square footage (in millions)	141.9		147.4		150.1

Comparison of 2015 and 2014
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2015 decreased compared to 2014, reflecting lower sales and gross margin and higher impairments, store closing costs and other costs, partially offset by lower selling, general and administrative expenses, interest expense and income taxes in 2015 as compared to 2014.
Net Sales
Net sales for 2015 decreased $1,026 million or 3.7% compared to 2014. The decrease in comparable sales on an owned basis for 2015 was 3.0% compared to 2014. The decrease in comparable sales on an owned plus licensed basis for 2015 was 2.5% compared to 2014. (See page 18 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). The Company experienced an overall weakness in sales, but geographically sales in 2015 were stronger in the western and southern regions, where weather was less of a factor, while sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco and Chicago were negatively impacted by lower levels of spending by these tourists. Digital sales growth continued strong in 2015. By family of business, sales in 2015 were strongest in active apparel, cosmetics and fragrances and furniture and mattresses. Sales in 2015 were less strong in fashion watches, cold weather items, and the housewares and tabletop businesses. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded operations in 2015.
Cost of Sales
Cost of sales for 2015 decreased $367 million from 2014. The cost of sales rate as a percent to net sales of 60.9% was 90 basis points higher in 2015, as compared to 60.0% in 2014, primarily due to higher markdowns resulting from the need to clear inventory based on the weaker sales trend as well as the continued growth of the omnichannel businesses and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
SG&A Expenses
SG&A expenses for 2015 decreased $99 million from 2014, however the SG&A rate as a percent to net sales of 30.5% was 80 basis points higher in 2015, as compared to 2014. SG&A expenses in 2015 benefited from higher income from credit operations and higher gains on the sale of certain store locations and surplus properties, partially offset by higher retirement expenses (including Pension Plan, SERP and defined contribution plan expenses), higher expenses associated with the continued investments in the Company's omnichannel operations, investments in Bluemercury, Macy's Backstage and Macy's China Limited and higher depreciation and amortization expense. Income from credit operations was $831 million in 2015 as compared to $776 million in 2014. SG&A expenses included gains on the sales of certain store locations and surplus properties of $212 million in 2015 compared to $92 million in 2014. Included in the gains on the sales of store locations and surplus properties in 2015 was $84 million related to the sale of Brooklyn real estate and $57 million related to the downtown Seattle real estate transaction. Retirement expenses were $77 million in 2015 as compared to $65 million in 2014. Depreciation and amortization expense was $1,061 million for 2015, compared to $1,036 million for 2014. Advertising expense, net of cooperative advertising allowances, was $1,173 million for 2015 compared to $1,177 million for 2014. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.3% for 2015 and 4.2% for 2014.
Impairments, Store Closing and Other Costs
Impairments, store closing and other costs for 2015 includes costs and expenses primarily associated with the cost efficiency initiatives and store closings announced in January 2016. During 2015, these costs and expenses included $123 million of severance and other human resource-related costs and asset impairment charges of $148 million. Impairments, store closing and other costs for 2014 included costs and expenses primarily associated with organization changes and store closings announced in January 2015. During 2014, these costs and expenses included $46 million of severance and other human resource-related costs and asset impairment charges of $33 million.

Net Interest Expense
Net interest expense for 2015 decreased $32 million from 2014. Net interest expense for 2015 benefited from lower rates on outstanding borrowings as compared to 2014 and from the recognition of unamortized debt premium associated with the $76 million of 8.125% senior debentures due 2035 which were redeemed at par on August 17, 2015, pursuant to the terms of the debentures.
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

Effective Tax Rate
The Company's effective tax rate of 36.2% for 2015 and 2014 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations. Additionally, income tax expense for 2015 and 2014 benefited from historic rehabilitation tax credits.
Comparison of 2014 and 2013
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2014 increased compared to 2013, reflecting the benefits of the key strategies at Macy's and Bloomingdale's as well as lower retirement expenses, higher income from credit operations and gains on the sale of certain store locations and surplus properties, partially offset by greater investments in the Company's omnichannel operations and higher depreciation and amortization expense.
Net Sales
Net sales for 2014 increased $174 million or 0.6% compared to 2013. The increase in comparable sales on an owned basis for 2014 was 0.7% compared to 2013. The increase in comparable sales on an owned plus licensed basis for 2014 was 1.4% compared to 2013. (See page 18 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). The Company continued to benefit from the successful execution of the My Macy's localization, Omnichannel and Magic Selling strategies. Geographically, sales in 2014 were strongest in the southern regions. By family of business, sales in 2014 were strongest in handbags, active and millennial apparel, furniture and mattresses. Sales in 2014 were less strong in the housewares and tabletop businesses. Sales of the Company's private label brands continued to be strong and represented approximately 20% of net sales in the Macy's-branded operations in 2014.
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

SG&A Expenses
SG&A expenses for 2014 decreased $85 million from 2013. The SG&A rate as a percent to net sales of 29.7% was 50 basis points lower in 2014, as compared to 2013. SG&A expenses in 2014 benefited from lower retirement expenses (including Pension Plan, SERP and defined contribution plan expenses), higher income from credit operations, and gains on the sale of certain store locations and surplus properties, partially offset by greater investments in the Company's omnichannel operations and higher depreciation and amortization expense. Retirement expenses were $65 million in 2014 as compared to $235 million in 2013. Income from credit operations was $776 million in 2014 as compared to $731 million in 2013. SG&A expenses included gains on the sales of store locations and surplus properties of $92 million in 2014 as compared to $79 million in 2013. Depreciation and amortization expense was $1,036 million for 2014, compared to $1,020 million for 2013. Advertising expense, net of cooperative advertising allowances, was $1,177 million for 2014 compared to $1,166 million for 2013. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.2% for both 2014 and 2013.
Impairments, Store Closing and Other Costs
Impairments, store closing and other costs for 2014 included costs and expenses primarily associated with organization changes and store closings announced in January 2015. During 2014, these costs and expenses included $46 million of severance and other human resource-related costs and asset impairment charges of $33 million. Impairments, store closing and other costs for 2013 included costs and expenses primarily associated with cost-reduction initiatives and store closings announced in January 2014. During 2013, these costs and expenses included $43 million of severance and other human resource-related costs and asset impairment charges of $39 million.
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

Guidance
Based on its assessment of current and anticipated market conditions and its recent performance, the Company's 2016 assumptions include:

•	Total sales decline of approximately 2% from 2015 levels;

•	Comparable sales decrease on an owned plus licensed basis of approximately 1%, and on an owned basis to be approximately 50 basis points lower, from 2015 levels;

•	Asset sale gains of approximately $235 million, including $86 million of additional gain from the sale of the Brooklyn real estate;

•
Non-cash settlement charges of approximately $135 million relating to the Company's defined benefit plans, resulting from an anticipated increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring and small balance force outs, in addition to annual distribution activity;

•
Retirement expenses (Pension Plan, SERP, 401(k) qualified defined contribution plan and non-qualified defined contribution plan) are assumed to decline by approximately $25 million from 2015 levels, due primarily to the reductions in service cost and interest cost for the Pension Plan and SERP associated with the change to the full yield curve approach, which are estimated to be approximately $40 million;

•
Adjusted diluted earnings per share attributable to Macy's, Inc. shareholders of $3.80 to $3.90, excluding the anticipated impact of settlement accounting charges related to the Company's defined benefit plans described above; and

•	Capital expenditures of approximately $900 million.
The Company's budgeted capital expenditures are primarily related to new stores, store remodels, maintenance, the renovation of the Macy's Brooklyn location, technology and omnichannel investments, distribution network improvements and new growth initiatives. The Company has announced that in 2016 it intends to open one new Macy's store in Kapolei, HI, approximately 42 new Bluemercury locations (24 freestanding and 18 inside existing Macy's stores) and 16 new Macy's Backstage locations (one freestanding and 15 inside existing Macy's stores). In 2017, the Company intends to open a new Macy's store in Murray, UT, a Macy's replacement store in Los Angeles, CA, and a new Bloomingdale's store in San Jose, CA. In 2018, the Company intends to open a new Bloomingdale's store in Norwalk, CT. Management presently anticipates funding such expenditures with cash on hand and cash from operations.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Operating Activities
Net cash provided by operating activities was $1,984 million in 2015 compared to $2,709 million in 2014, reflecting lower net income.
Investing Activities
Net cash used by investing activities for 2015 was $1,092 million, compared to net cash used by investing activities of $970 million for 2014. Investing activities for 2015 includes the acquisition of Bluemercury, Inc., net of cash acquired, for $212 million. Investing activities for 2015 also includes purchases of property and equipment totaling $777 million and capitalized software of $336 million, compared to purchases of property and equipment totaling $770 million and capitalized software of $298 million for 2014. Cash flows from investing activities included $204 million and $172 million from the disposition of property and equipment for 2015 and 2014, respectively. At January 30, 2016, the Company had approximately $57 million of cash in a qualified escrow account, included in prepaid expenses and other current assets, to be utilized for potential tax deferred like-kind exchange transactions.
During 2015, the Company opened one new Macy's store, one new Bloomingdale's store, three new Bloomingdale's Outlet stores and six new Macy's Backstage stores. Additionally, 15 new Bluemercury stores have opened since the acquisition in March 2015. During 2014, the Company opened three new Macy's stores, one Bloomingdale's replacement store, and one new Bloomingdale's furniture clearance store.
In 2015, the Company launched the marketing of potential partnership and joint venture transactions for certain of its real estate. This includes the owned mall-based properties, as well as Macy's flagship real estate assets in Manhattan (Herald Square), San Francisco (Union Square), Chicago (State Street) and Minneapolis (downtown Nicollet Mall). In addition, the Company will also continue to pursue selected real estate dispositions and monetize assets in instances where the business is simultaneously enhanced or where the value of real estate significantly outweighs the value of the retail business.
Financing Activities
Net cash used by the Company for financing activities was $2,029 million for 2015, including the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $2,000 million, the repayment of $152 million of debt and the payment of $456 million of cash dividends, partially offset by the issuance of $500 million of debt, the issuance of $163 million of common stock, primarily related to the exercise of stock options, and a decrease in outstanding checks of $83 million. $500 million aggregate principal amount of 3.450% senior unsecured notes due 2021 were issued in 2015.
On June 1, 2015, the Company repaid $69 million of 7.5% senior debentures at maturity. On August 17, 2015, the Company redeemed at par the principal amount of $76 million of 8.125% senior debentures due 2035, pursuant to the terms of the debentures. Interest expense in 2015 benefited from the recognition of unamortized debt premium associated with the $76 million of 8.125% senior debentures.
Net cash used by the Company for financing activities was $1,766 million for 2014 and included the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $1,900 million, the repayment of $870 million of debt and the payment of $421 million of cash dividends, partially offset by the issuance of $1,050 million of debt, the issuance of $258 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $133 million. $550 million aggregate principal amount of 4.5% senior notes due 2034 and $500 million aggregate principal amount of 3.625% senior unsecured notes due 2024 were issued in 2014.
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

The Company is party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 10, 2018. As of January 30, 2016, and January 31, 2015, there were no revolving credit loans outstanding under this credit agreement, and there were no borrowings under the agreement throughout all of 2015 and 2014.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the credit agreement with certain financial institutions. During 2015, the Company utilized seasonal borrowings available under the commercial paper program. The amount of borrowings under the commercial paper program increased to its highest level for 2015 of approximately $1,100 million during the fourth quarter. As of January 30, 2016, the Company had no remaining borrowings outstanding under its commercial paper program. The Company had no commercial paper outstanding under its commercial paper program throughout 2014.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for 2015 was 8.85 and its leverage ratio at January 30, 2016 was 2.21, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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
At January 30, 2016, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $4,800 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.
The Company's board of directors approved an additional authorization to purchase Common Stock of $1,500 million on May 13, 2015. During 2015, the Company repurchased approximately 34.8 million shares of its common stock for a total of approximately $2,000 million. As of January 30, 2016, the Company had $532 million of authorization remaining under its share repurchase program. On February 26, 2016, the Company's board of directors approved an additional $1,500 million in authorization to purchase Common Stock, bringing the Company's remaining authorization under its share repurchase program including this increase to $2,032 million. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

Also on February 26, 2016, the Company's board of directors declared a quarterly dividend of 36 cents per share on its common stock, payable April 1, 2016 to Macy's shareholders of record at the close of business on March 15, 2016. Additionally, the Company's board of directors announced the intent to increase the quarterly dividend to 37.75 cents per share on its common stock effective with the July 1, 2016 dividend payment. The record date for the July dividend, which the Company's board of directors will set at a future time, is expected to be on or about June 15, 2016.
Contractual Obligations and Commitments
At January 30, 2016, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$641	$641	$—	$—	$—
Long-term debt	6,871	—	312	580	5,979
Interest on debt	4,734	402	689	671	2,972
Capital lease obligations	55	3	6	6	40
Operating leases	3,875	306	579	494	2,496
Letters of credit	21	21	—	—	—
Other obligations	4,558	2,951	442	316	849
	$20,755	$4,324	$2,028	$2,067	$12,336
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
The Company has not included in the contractual obligations table $161 million of long-term liabilities for unrecognized tax benefits for various tax positions taken or $48 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $12 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year.
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

Critical Accounting Policies
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At January 30, 2016 and January 31, 2015, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2015, 2014 or 2013. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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
Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. Physical inventories are taken at all store locations for substantially all merchandise categories approximately three weeks before the end of the year. Shrinkage is estimated as a percentage of sales at interim periods and for this approximate three-week period, based on historical shrinkage rates. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage, including the use of radio frequency identification cycle counts and interim inventories to keep the Company's merchandise files accurate.
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
Pension and Supplementary Retirement Plans
The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans in accordance with ASC Topic 715, “Compensation - Retirement Benefits.” Under ASC Topic 715, an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, pension expense is generally recognized on an accrual basis over the average remaining lifetime of participants. The pension expense calculation is generally independent of funding decisions or requirements.
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2015. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2016. Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company's Pension Plan cash requirements in both the near term and also over the longer term.
At January 30, 2016, the Company had unrecognized actuarial losses of $1,451 million for the Pension Plan and $261 million for the SERP. The unrecognized losses for the Pension Plan and the SERP will be recognized as a component of pension expense in future years in accordance with ASC Topic 715, and is expected to impact 2016 Pension and SERP net periodic benefit costs by approximately $39 million. The Company generally amortizes unrecognized gains and losses on a straight-line basis over the average remaining lifetime of participants using the corridor approach. In addition, approximately $135 million of net actuarial losses are also expected to be recognized in 2016 as part of a non-cash settlement charge, resulting from an anticipated increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring and small balance force outs, in addition to annual distribution activity.

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
As of January 31, 2015, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 7.50% to 7.00% based on expected future returns on the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2016 pension expense by approximately $8 million.
The Company discounted its future pension obligations using a weighted-average rate of 4.17% at January 30, 2016 and 3.55% at January 31, 2015 for the Pension Plan and 4.23% at January 30, 2016 and 3.55% at January 31, 2015 for the SERP. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at January 30, 2016 by approximately $112 million and would decrease estimated 2016 pension expense by approximately $3 million. Increasing the discount rates by 0.25% from would decrease the projected benefit obligations at January 30, 2016 by approximately $104 million and would increase estimated 2016 pension expense by approximately $3 million.
Beginning in 2016, the Company is changing the method used to estimate the service and interest cost components of net periodic benefit costs for the Pension Plan and SERP. Historically, the Company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations. Beginning in 2016, the Company has elected to use a full yield curve approach in the estimation of these components of net periodic benefit costs. Under this approach, the Company will apply discounting using individual spot rates from the yield curve composed of the rates of return from a portfolio of high quality corporate debt securities available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows.
The Company is making this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The Company is accounting for this change as a change in estimate and, accordingly, is being applied prospectively starting in 2016. The 2016 reductions in service cost and interest cost for the Pension Plan and SERP associated with this change are estimated to be approximately $40 million.

New Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved and additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard was originally effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that year. However, in August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. The guidance is now effective for the Company beginning in the first quarter of 2018, and early adoption is only permitted for the Company beginning in 2017. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact, and the method of adoption, that this standard will have on its consolidated financial position, results of operations, and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The new standard is effective for years beginning after December 15, 2018, including interim periods within those years. The Company has not yet evaluated the impact that this standard will have on its consolidated financial position, results of operations, and cash flows.
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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6 to the Consolidated Financial Statements. All of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 30, 2016, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at January 30, 2016, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
a. Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 30, 2016, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of January 30, 2016, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.
c. Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item for executive officers is set forth under “Item 1. Business - Executive Officers of the Registrant” in this report. The other information called for by this item is set forth under “Item 1 - Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with our 2016 Annual Meeting of Shareholders (the “Proxy Statement”), and incorporated herein by reference.

Set forth below are the names, ages and principal occupations of our non-employee directors as of March 24, 2016.

Name	Age	Director Since	Principal Occupation
Francis S. Blake	66	2015	Former Chairman and Chief Executive Officer of The Home Depot, Inc.
Stephen F. Bollenbach	73	2007	Non-Executive Chairman of the Board of Directors of KB Home, a homebuilding company, since April 2007.
John A. Bryant	50	2015	Chairman of the Board of Kellogg Company since July 2014 and President and Chief Executive Officer since January 2011.
Deirdre P. Connelly	55	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline, a global pharmaceutical company.
Meyer Feldberg	74	1992
Dean Emeritus and Professor of Leadership and Ethics at Columbia Business School at Columbia University since June 2004. He is currently on leave of absence from Columbia University and is serving as a senior advisor at Morgan Stanley, an investment bank.

Leslie D. Hale	43	2015	Chief Financial Officer, Treasurer and Executive Vice President of RLJ Lodging Trust, a publicly-traded lodging real estate investment trust, since February 2013.
Sara Levinson	65	1997	Co-Founder and Director of Katapult, a digital entertainment company making products for today's creative generation, since April 2013.
Joseph Neubauer	74	1992	Former Chairman of the Board of ARAMARK, a leading provider of a broad range of professional services, including food, hospitality, facility and uniform services.
Joyce M. Roché	69	2006	Former President and Chief Executive Officer of Girls Incorporated, a national non-profit research, education and advocacy organization.
Paul C. Varga	52	2012	Chairman of Brown-Forman Corporation, a spirits and wine company, since August 2007 and Chief Executive Officer since 2005.
Craig E. Weatherup	70	1996	Former Chief Executive Officer of The Pepsi-Cola Company.
Marna C. Whittington	68	1993	Former Chief Executive Officer of Allianz Global Investors Capital, a diversified global investment firm.
Annie Young-Scrivner	47	2014	Executive Vice President of Starbucks Corporation since September 2009, with responsibility for global loyalty and digital development since September 2015.

On March 21, 2016, the Board elected William H. Lenehan as a director, effective as of April 1, 2016. Mr. Lenehan, age 39, has been the President and Chief Executive Officer of Four Corners Property Trust, Inc., a real estate investment trust, since August 2015.

Item 11.	Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2015,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and incorporated herein by reference.

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
3. Exhibits:

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 18, 2010

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 1995

3.1.2	Article Seventh of the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2011

3.2	Amended and Restated By-Laws	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 3, 2016

4.1	Amended and Restated Certificate of Incorporation	See Exhibits 3.1, 3.1.1 and 3.1.2

4.2	Amended and Restated By-Laws	See Exhibit 3.2

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
Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware

4.6.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

4.7	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed on July 21, 2004 by May Delaware

4.7.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy's Retail and BNY Mellon, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K

4.8	Indenture, dated as of November 2, 2006, by and among Macy's Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006

Exhibit Number	Description	Document if Incorporated by Reference
4.8.1	First Supplemental Indenture to the 2006 Indenture, dated November 29, 2006, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 29, 2006

4.8.2	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 12, 2007

4.8.3	Sixth Supplemental Indenture to the 2006 Indenture, dated December 10, 2015, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 10, 2015

4.9	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee (the "2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 13, 2012 (the “January 13, 2012 Form 8-K”)

4.9.1	First Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the January 13, 2012 Form 8-K

4.9.2	Second Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the January 13, 2012 Form 8-K

4.9.3	Third Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 20, 2012 (the “November 20, 2012 Form 8-K”)

4.9.4	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the November 20, 2012 Form 8-K

4.9.5	Fifth Supplemental Trust Indenture, dated as of September 6, 2013, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 6, 2013

4.9.6	Sixth Supplemental Trust Indenture, dated as of May 23, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 23, 2014

4.9.7	Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 18, 2014

10.1+
Credit Agreement, dated as of May 10, 2013, among the Company, Macy's Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent
Exhibit 10.01 to the Company's Current Report on Form 8-K filed on May 14, 2013 (the “May 14, 2013 Form 8-K”)

10.1.1	First Amendment, dated as of May 30, 2013, to the Credit Agreement, among Macy's Retail and JPMorgan Chase Bank, N.A. and the Bank of America, N.A., as Administrative Agents	Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q filed on June 10, 2013

Exhibit Number	Description	Document if Incorporated by Reference
10.2	Guarantee Agreement, dated as of May 10, 2013, among the Company, Macy's Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.02 to the May 14, 2013 Form 8-K

10.3	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (the “2014 Form 10-K”)

10.4+
Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. (“MCCS”), Macy's West Stores, Inc., Bloomingdales, Inc., Department Stores National Bank ("DSNB") and Citibank, N.A.
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 8, 2014

10.5	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 (the “1995 Plan”) *	Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”)

10.6	Senior Executive Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated March 28, 2012

10.7	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the 2008 Form 10-K

10.8	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed on November 27, 1991

10.9	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (the “2013 Form 10-K”)

10.10	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees) *	Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 29, 2005

10.10.1	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the Company's Annual Report Form Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006

10.10.2	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the Current Report on From 8-K (File No. 001-00079) filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.10.3	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 (the "2012 Form 10-K")

10.10.4	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to the 2014 Form 10-K

10.11	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007

10.12	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the March 23, 2005 Form 8-K

10.12.1	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 25, 2010

Exhibit Number	Description	Document if Incorporated by Reference
10.13	Form of Performance-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan for the 2014-2016 performance period *	Exhibit 10.18.1 to the 2013 Form 10-K

10.13.1	Form of Performance-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan for the 2015-2017 performance period *	Exhibit 10.17.2 to the 2014 Form 10-K

10.13.2	2016-2018 Performance-Based Restricted Stock Unit Terms and Conditions *

10.14	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.19 to the 2012 Form 10-K

10.14.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to the 2014 Form 10-K

10.15	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the 2008 Form 10-K

10.15.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.15.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to the 2012 Form 10-K

10.15.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to the 2013 Form 10-K

10.16	Executive Deferred Compensation Plan *	Exhibit 10.30 to the 2008 Form 10-K

10.16.1	First Amendment to Executive Deferred Compensation Plan effective December 19, 2013 *	Exhibit 10.21.1 to the 2013 Form 10-K

10.17	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to the 2013 Form 10-K

10.17.1	First Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to the 2014 Form 10-K

10.17.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to the 2014 Form 10-K

10.17.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to the 2014 Form 10-K

10.17.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*

10.17.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire*

10.18	Director Deferred Compensation Plan *	Exhibit 10.33 to the 2008 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.19	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 2, 2014

10.20	Macy's, Inc. Deferred Compensation Plan *	Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-192917) filed on December 18, 2013

10.20.1	First Amendment to Deferred Compensation Plan regarding special rules of eligibility for newly eligible participants, effective April 1, 2014 *	Exhibit 10.24.1 to the 2014 Form 10-K

10.20.2	Second Amendment to Deferred Compensation Plan regarding payment rules for plan years that begin on or after January 1, 2015, effective January 1, 2014 *	Exhibit 10.24.2 to the 2014 Form 10-K

10.20.3	Third Amendment to Deferred Compensation Plan regarding a lump sum distribution from account if its balance does not exceed a certain amount, effective July 1, 2015*

10.21	Change in Control Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.26 to the 2013 Form 10-K

10.22	Amended and Restated Time Sharing Agreement between Macy's, Inc. and Terry J. Lundgren, dated August 21, 2014 *	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 8, 2014

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101**
The following financial statements from Macy's, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2016, filed on March 30, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Dennis J. Broderick Executive Vice President, General Counsel and Secretary
Date: March 30, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016.

*	*	*
Terry J. Lundgren	Karen M. Hoguet	Joel A. Belsky

Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	Chief Financial Officer (principal financial officer)	Executive Vice President and Controller (principal accounting officer)

*	*	*
Francis S. Blake	Stephen F. Bollenbach	John A. Bryant

Director	Director	Director

*	*	*
Deirdre P. Connelly	Meyer Feldberg	Leslie D. Hale

Director	Director	Director

*	*	*
Sara Levinson	Joseph Neubauer	Joyce M. Roché

Director	Director	Director

*	*	*
Paul C. Varga	Craig E. Weatherup	Marna C. Whittington

Director	Director	Director

*
Annie Young-Scrivner

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
We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 30, 2016. We also have audited Macy’s, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy’s, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management’s Report On Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Macy’s, Inc.’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy’s, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Macy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Cincinnati, Ohio
March 30, 2016

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2015	2014	2013
Net sales	$27,079	$28,105	$27,931
Cost of sales	(16,496)	(16,863)	(16,725)
Gross margin	10,583	11,242	11,206
Selling, general and administrative expenses	(8,256)	(8,355)	(8,440)
Impairments, store closing and other costs	(288)	(87)	(88)
Operating income	2,039	2,800	2,678
Interest expense	(363)	(395)	(390)
Premium on early retirement of debt	—	(17)	—
Interest income	2	2	2
Income before income taxes	1,678	2,390	2,290
Federal, state and local income tax expense	(608)	(864)	(804)
Net income	1,070	1,526	1,486
Net loss attributable to noncontrolling interest	2	—	—
Net income attributable to Macy's, Inc. shareholders	$1,072	$1,526	$1,486
Basic earnings per share attributable to Macy's, Inc. shareholders	$3.26	$4.30	$3.93
Diluted earnings per share attributable to Macy's, Inc. shareholders	$3.22	$4.22	$3.86

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	2015	2014	2013
Net income	$1,070	$1,526	$1,486
Other comprehensive income (loss), net of taxes:
Actuarial gain (loss) and prior service cost on post employment and postretirement benefit plans, net of tax effect of $269 million and $108 million	—	(422)	170
Reclassifications to net income:
Net actuarial loss on post employment and postretirement benefit plans, net of tax effect of $19 million, $10 million and $61 million	29	15	96
Total other comprehensive income (loss)	29	(407)	266
Comprehensive income	1,099	1,119	1,752
Comprehensive loss attributable to noncontrolling interest	2	—	—
Comprehensive income attributable to Macy's, Inc. shareholders	$1,101	$1,119	$1,752

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	January 30, 2016	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,109	$2,246
Receivables	558	424
Merchandise inventories	5,506	5,417
Prepaid expenses and other current assets	479	493
Total Current Assets	7,652	8,580
Property and Equipment – net	7,616	7,800
Goodwill	3,897	3,743
Other Intangible Assets – net	514	496
Other Assets	897	711
Total Assets	$20,576	$21,330
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$642	$76
Merchandise accounts payable	1,526	1,594
Accounts payable and accrued liabilities	3,333	3,109
Income taxes	227	296
Total Current Liabilities	5,728	5,075
Long-Term Debt	6,995	7,233
Deferred Income Taxes	1,477	1,443
Other Liabilities	2,123	2,201
Shareholders’ Equity:
Common stock (310.3 and 340.6 shares outstanding)	3	4
Additional paid-in capital	621	1,048
Accumulated equity	6,334	7,340
Treasury stock	(1,665)	(1,942)
Accumulated other comprehensive loss	(1,043)	(1,072)
Total Macy's, Inc. Shareholders’ Equity	4,250	5,378
Noncontrolling interest	3	—
Total Shareholders' Equity	4,253	5,378
Total Liabilities and Shareholders’ Equity	$20,576	$21,330

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Macy's, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at February 2, 2013	$4	$3,872	$5,108	$(2,002)	$(931)	$6,051	$—	$6,051
Net income			1,486			1,486		1,486
Other comprehensive income					266	266		266
Common stock dividends ($.95 per share)			(359)			(359)		(359)
Stock repurchases				(1,571)		(1,571)		(1,571)
Stock-based compensation expense		60				60		60
Stock issued under stock plans		(84)		399		315		315
Retirement of common stock		(1,326)		1,326		—		—
Deferred compensation plan distributions				1		1		1
Balance at February 1, 2014	4	2,522	6,235	(1,847)	(665)	6,249	—	6,249
Net income			1,526			1,526		1,526
Other comprehensive loss					(407)	(407)		(407)
Common stock dividends ($1.1875 per share)			(421)			(421)		(421)
Stock repurchases				(1,901)		(1,901)		(1,901)
Stock-based compensation expense		72				72		72
Stock issued under stock plans		(66)		324		258		258
Retirement of common stock		(1,480)		1,480		—		—
Deferred compensation plan distributions				2		2		2
Balance at January 31, 2015	4	1,048	7,340	(1,942)	(1,072)	5,378	—	5,378
Net income (loss)			1,072			1,072	(2)	1,070
Other comprehensive income					29	29		29
Common stock dividends ($1.3925 per share)			(456)			(456)		(456)
Stock repurchases				(2,001)		(2,001)		(2,001)
Stock-based compensation expense		64				64		64
Stock issued under stock plans		(64)		226		162		162
Retirement of common stock	(1)	(427)	(1,622)	2,050		—		—
Deferred compensation plan distributions				2		2		2
Macy's China Limited						—	5	5
Balance at January 30, 2016	$3	$621	$6,334	$(1,665)	$(1,043)	$4,250	$3	$4,253
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2015	2014	2013
Cash flows from operating activities:
Net income	$1,070	$1,526	$1,486
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments, store closing and other costs	288	87	88
Depreciation and amortization	1,061	1,036	1,020
Stock-based compensation expense	65	73	62
Amortization of financing costs and premium on acquired debt	(14)	(5)	(8)
Changes in assets and liabilities:
(Increase) decrease in receivables	(45)	22	(58)
(Increase) decrease in merchandise inventories	(60)	44	(249)
Increase in prepaid expenses and other current assets	—	(3)	(2)
Increase in other assets not separately identified	(1)	(61)	(1)
Increase (decrease) in merchandise accounts payable	(78)	(21)	101
Increase (decrease) in accounts payable, accrued liabilities and other items not separately identified	(144)	37	48
Increase (decrease) in current income taxes	(69)	(65)	7
Increase (decrease) in deferred income taxes	(1)	29	(142)
Increase (decrease) in other liabilities not separately identified	(88)	10	197
Net cash provided by operating activities	1,984	2,709	2,549
Cash flows from investing activities:
Purchase of property and equipment	(777)	(770)	(607)
Capitalized software	(336)	(298)	(256)
Acquisition of Bluemercury, Inc., net of cash acquired	(212)	—	—
Disposition of property and equipment	204	172	132
Other, net	29	(74)	(57)
Net cash used by investing activities	(1,092)	(970)	(788)
Cash flows from financing activities:
Debt issued	499	1,044	400
Financing costs	(4)	(9)	(9)
Debt repaid	(152)	(870)	(124)
Dividends paid	(456)	(421)	(359)
Increase (decrease) in outstanding checks	(83)	133	24
Acquisition of treasury stock	(2,001)	(1,901)	(1,571)
Issuance of common stock	163	258	315
Proceeds from noncontrolling interest	5	—	—
Net cash used by financing activities	(2,029)	(1,766)	(1,324)
Net increase (decrease) in cash and cash equivalents	(1,137)	(27)	437
Cash and cash equivalents beginning of period	2,246	2,273	1,836
Cash and cash equivalents end of period	$1,109	$2,246	$2,273
Supplemental cash flow information:
Interest paid	$383	$413	$388
Interest received	2	2	2
Income taxes paid (net of refunds received)	635	834	835
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy’s, Inc. and subsidiaries (the “Company”) is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy’s, Bloomingdale’s and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company has stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 30, 2016, the Company’s operations and reportable segments were conducted through Macy’s, Bloomingdale’s, Bloomingdale’s Outlet, Macy's Backstage, Bluemercury and Macy's China Limited, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
For 2015, 2014 and 2013, the following merchandise constituted the following percentages of sales:

	2015	2014	2013
Women’s Accessories, Intimate Apparel, Shoes and Cosmetics	38%	38%	38%
Women’s Apparel	23	23	23
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	16
	100%	100%	100%

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively, and each included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
Basis of Presentation
In August 2015, the Company established a joint venture, Macy's China Limited, of which the Company holds a sixty-five percent ownership interest and Hong Kong-based Fung Retailing Limited holds the remaining thirty-five percent ownership interest. Macy's China Limited sells merchandise in China through an e-commerce presence on Alibaba Group's Tmall Global. The Consolidated Financial Statements include the accounts of Macy's, Inc. and its 100%-owned subsidiaries and the newly established majority-owned subsidiary, Macy's China Limited. The noncontrolling interest respresents the Fung Retailing Limited's thirty-five percent proportionate share of the results of Macy's China Limited. All significant intercompany transactions have been eliminated.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $128 million at January 30, 2016 and $111 million at January 31, 2015.
Investments
The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” Unrealized holding gains and losses on trading securities are recognized in the Consolidated Statements of Income and unrealized holding gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income, net of income tax effect, until realized. At January 30, 2016, the Company did not hold any held-to-maturity or available-for-sale securities.
Receivables
In connection with the sale of most of the Company’s credit assets to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”). Income earned under the Program Agreement is treated as a reduction of selling, general and administrative ("SG&A") expenses on the Consolidated Statements of Income. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit cards to the Company’s customers through previously existing and newly opened accounts.
Loyalty Programs
The Company maintains customer loyalty programs in which our customers earn points based on their spending. Under the Macy’s brand, the Company participates in a coalition program (Plenti) whereby customers can earn points based on spending levels with bonus opportunities through various targeted offers and promotions at Macy's and other partners.  Coalition partners currently include - American Express, AT&T, Direct Energy, Exxon Mobil, Hulu, Nationwide, and Rite Aid. Under the Bloomingdale’s brand, the Company offers a tender neutral points-based program. Benefits also include free delivery and gift wrap services. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At January 30, 2016 and January 31, 2015, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2015, 2014 or 2013. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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
Physical inventories are generally taken within each merchandise department annually, and inventory records are adjusted accordingly, resulting in the recording of actual shrinkage. Physical inventories are taken at all store locations for substantially all merchandise categories approximately three weeks before the end of the year. Shrinkage is estimated as a percentage of sales at interim periods and for this approximate three-week period, based on historical shrinkage rates. While it is not possible to quantify the impact from each cause of shrinkage, the Company has loss prevention programs and policies that are intended to minimize shrinkage, including the use of radio frequency identification cycle counts and interim inventories to keep the Company's merchandise files accurate.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2015	2014	2013
	(millions)
Gross advertising and promotional costs	$1,587	$1,602	$1,623
Cooperative advertising allowances	414	425	457
Advertising and promotional costs, net of cooperative advertising allowances	$1,173	$1,177	$1,166
Net sales	$27,079	$28,105	$27,931
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.3%	4.2%	4.2%
Property and Equipment
Depreciation of owned properties is provided primarily on a straight-line basis over the estimated asset lives, which range from fifteen to fifty years for buildings and building equipment and three to fifteen years for fixtures and equipment. Real estate taxes and interest on construction in progress and land under development are capitalized. Amounts capitalized are amortized over the estimated lives of the related depreciable assets. The Company receives contributions from developers and merchandise vendors to fund building improvement and the construction of vendor shops. Such contributions are generally netted against the capital expenditures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Post Employment and Postretirement Obligations
The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The benefit expense is generally recognized in the Consolidated Financial Statements on an accrual basis over the average remaining lifetime of participants, and the accrued benefits are reported in accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, as appropriate.
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
Derivatives
The Company records derivative transactions according to the provisions of ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At January 30, 2016, the Company was not a party to any derivative financial instruments.
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
Newly Adopted Pronouncements
In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740), which is intended to simplify the presentation of deferred income taxes. This guidance removes the requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position, Upon adoption, deferred tax liabilities and assets must be classified as noncurrent in a statement of financial position. This guidance is effective for public business entities for years beginning after December 15, 2016. Earlier adoption is permitted, and the Company has adopted this guidance as of January 30, 2016. The adoption of ASU 2015-17 did not have a material impact on the Company's consolidated financial position, results of operations, and cash flows.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820), which removes the requirement to categorize in the fair value hierarchy all investments measured at net asset value per share using the practical expedient. This guidance is effective for public business entities for years beginning after December 15, 2015. Earlier application is permitted, and the Company has adopted this guidance as of January 30, 2016. The adoption of ASU 2015-07 was limited to the form and content of disclosures and did not have a material impact on the Company's consolidated financial position, results of operations, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2015, the FASB issued ASU No. 2015-04, Compensation - Retirement Benefits (Topic 715), which provides a practical expedient that permits an entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. This guidance is effective for public business entities for years beginning after December 15, 2015. Earlier application is permitted, and the Company has adopted this guidance as of January 30, 2016. The adoption of ASU 2015-04 did not have a material impact on the Company's consolidated financial position, results of operations, and cash flows.
Also in April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), which is intended to simplify the presentation of debt issuance costs. This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for public business entities for years beginning after December 15, 2015. Earlier adoption is permitted, and the Company has adopted this guidance as of January 30, 2016. The adoption of ASU 2015-03 did not have a material impact on the Company's consolidated financial position, results of operations, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Impairments, Store Closing and Other Costs
Impairments, store closing and other costs consist of the following:

	2015	2014	2013
	(millions)
Impairments of properties held and used	$148	$33	$39
Severance	123	46	43
Other	17	8	6
	$288	$87	$88

During January 2016, the Company announced a series of cost-efficiency and process improvement measures, including organization changes that combine certain region and district organizations of the My Macy's store management structure, adjusting staffing levels in each Macy's and Bloomingdale's store, implementing a voluntary separation opportunity for certain senior executives in stores, office and support functions who meet certain age and service requirements, reducing additional positions in back-office organizations, consolidating the four existing Macy's, Inc. credit and customer service center facilities into three, and decreasing non-payroll budgets company-wide.
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
During January 2016, the Company announced the closure of 40 Macy's stores; during January 2015, the Company announced the closure of fourteen Macy's stores; and during January 2014, the Company announced the closure of five Macy’s stores.
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
The Company expects to pay out the majority of the 2015 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to July 30, 2016. The 2014 and 2013 accrued severance costs, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, were paid out in the year subsequent to incurring such severance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Receivables
Receivables were $558 million at January 30, 2016, compared to $424 million at January 31, 2015.
In January 2016, the Company completed a $270 million real estate transaction that will enable a re-creation of Macy’s Brooklyn store. The Company will continue to own and operate the first four floors and lower level of its existing nine-story retail store, which will be reconfigured and remodeled. Tishman Speyer purchased the remaining portion of the site, which it will develop into approximately ten floors of office space. In addition, Tishman Speyer purchased a nearby parking facility, which could be used for a future mixed-use development. As a result of this transaction, the Company will recognize a gain of approximately $250 million of which, under the percentage of completion method of accounting, $84 million was recognized in 2015 with the remaining gain anticipated to be recognized over the next two years.
The Company received approximately $68 million in cash from Tishman Speyer for these real estate assets and will receive $202 million of additional cash over the next two years, $100 million of which will be used toward renovation of the store. The Company expects to receive $95 million of this additional cash in 2016 and the remainder in 2017. This receivable is backed by a guarantee and approximately half is also secured by pledges of marketable securities and cash. The non-current portion of the receivable is included in other assets on the Consolidated Balance Sheets and amounted to $107 million at January 30, 2016.
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
Amounts received under the Program Agreement were $1,026 million for 2015, $975 million for 2014 and $928 million for 2013, and are treated as reductions of SG&A expenses on the Consolidated Statements of Income. The Company’s earnings from credit operations, net of servicing expenses, were $831 million for 2015, $776 million for 2014, and $731 million for 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Properties and Leases

	January 30, 2016	January 31, 2015
	(millions)
Land	$1,629	$1,664
Buildings on owned land	4,690	5,049
Buildings on leased land and leasehold improvements	1,672	1,819
Fixtures and equipment	4,910	4,828
Leased properties under capitalized leases	34	34
	12,935	13,394
Less accumulated depreciation and amortization	5,319	5,594
	$7,616	$7,800

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
Minimum rental commitments (excluding executory costs) at January 30, 2016, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year
2016	$3	$306	$309
2017	3	298	301
2018	3	281	284
2019	3	262	265
2020	3	232	235
After 2020	40	2,496	2,536
Total minimum lease payments	55	$3,875	$3,930
Less amount representing interest	25
Present value of net minimum capitalized lease payments	$30

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($1 million) and long-term ($29 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of $7 million on operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating $301 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.
Rental expense consists of:

	2015	2014	2013
	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$—	$—	$—
Operating leases –
Minimum rentals	288	265	256
Contingent rentals	19	22	22
	307	287	278
Less income from subleases –
Operating leases	(6)	(8)	(10)
	$301	$279	$268
Personal property – Operating leases	$12	$12	$11

Included as a reduction to the expense above is deferred rent amortization of $8 million, $7 million and $8 million for 2015, 2014 and 2013, respectively, related to contributions received from landlords.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	January 30, 2016	January 31, 2015
	(millions)
Non-amortizing intangible assets
Goodwill	$9,279	$9,125
Accumulated impairment losses	(5,382)	(5,382)
	3,897	3,743
Tradenames	414	414
	$4,311	$4,157
Amortizing intangible assets
Favorable leases	$149	$177
Tradenames	43	—
Customer relationships	—	188
	192	365
Accumulated amortization
Favorable leases	(90)	(106)
Tradenames	(2)	—
Customer relationships	—	(177)
	(92)	(283)
	$100	$82
In March 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. Goodwill during 2015 increased as a result of this acquisition. Also as a result of the acquisition of Bluemercury, the Company established intangible assets relating to definite lived tradenames and favorable leases.
Definite lived tradenames are being amortized over their respective useful lives of 20 years. Favorable lease intangible assets are being amortized over their respective lease terms (weighted average remaining life of approximately six years). Customer relationship intangible assets relating to the acquisition of The May Department Stores Company are fully amortized as of January 30, 2016.
Intangible amortization expense amounted to $23 million for 2015, $31 million for 2014 and $34 million for 2013.
Future estimated intangible amortization expense is shown below:

(millions)
Fiscal year
2016	$10
2017	10
2018	10
2019	9
2020	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing
The Company’s debt is as follows:

	January 30, 2016	January 31, 2015
	(millions)
Short-term debt:
5.9% Senior notes due 2016	$577	$—
7.45% Senior debentures due 2016	59	—
7.5% Senior debentures due 2015	—	69
Capital lease and current portion of other long-term obligations	6	7
	$642	$76
Long-term debt:
2.875% Senior notes due 2023	$750	$750
3.875% Senior notes due 2022	550	550
4.5% Senior notes due 2034	550	550
3.45% Senior notes due 2021	500	—
3.625% Senior notes due 2024	500	500
6.375% Senior notes due 2037	500	500
4.375% Senior notes due 2023	400	400
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
7.45% Senior debentures due 2017	300	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
5.125% Senior debentures due 2042	250	250
4.3% Senior notes due 2043	250	250
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
7.875% Senior debentures due 2036	108	108
8.75% Senior debentures due 2029	61	61
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
7.6% Senior debentures due 2025	24	24
7.875% Senior debentures due 2030	18	18
9.5% amortizing debentures due 2021	17	21
9.75% amortizing debentures due 2021	9	12
5.9% Senior notes due 2016	—	577
8.125% Senior debentures due 2035	—	76
7.45% Senior debentures due 2016	—	59
Unamortized debt issue costs	(32)	(32)
Unamortized debt discount	(16)	(18)
Premium on acquired debt, using an effective interest yield of 5.415% to 6.165%	143	164
Capital lease and other long-term obligations	29	29
	$6,995	$7,233

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and premium on early retirement of debt is as follows:

	2015	2014	2013
	(millions)
Interest on debt	$393	$411	$407
Amortization of debt premium	(21)	(12)	(15)
Amortization of financing costs and debt discount	6	7	7
Interest on capitalized leases	2	2	2
	380	408	401
Less interest capitalized on construction	17	13	11
Interest expense	$363	$395	$390
Premium on early retirement of debt	$—	$17	$—
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
Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)
Fiscal year
2017	$306
2018	6
2019	41
2020	539
2021	553
After 2021	5,426

During 2015, 2014 and 2013, the Company repaid $69 million, $453 million and $109 million, respectively, of indebtedness at maturity. On August 17, 2015, the Company redeemed at par the principal amount of $76 million of 8.125% senior debentures due 2035, pursuant to the terms of the debentures. Interest expense in 2015 benefited from the recognition of unamortized debt premium associated with this debt.
On December 7, 2015, the Company issued $500 million aggregate principal amount of 3.45% senior notes due 2021, the proceeds of which were used for general corporate purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the detail of debt repayments:

	2015	2014	2013
	(millions)
7.5% Senior debentures due 2015	$69	$—	$—
8.125% Senior debentures due 2035	76	—	—
5.75% Senior notes due 2014	—	453	—
7.875% Senior notes due 2015	—	407	—
7.625% Senior debentures due 2013	—	—	109
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	3	2	2
Capital leases and other obligations	—	4	9
	$152	$870	$124

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
As of January 30, 2016, and January 31, 2015, there were no revolving credit loans outstanding under this credit agreement, and there were no borrowings under the agreement throughout all of 2015 and 2014. However, there were less than $1 million of standby letters of credit outstanding at January 30, 2016 and January 31, 2015. Revolving loans under the credit agreement bear interest based on various published rates.
The Company's credit agreement, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent has fully and unconditionally guaranteed this obligation, subject to specified limitations.The Company’s interest coverage ratio for 2015 was 8.85 and its leverage ratio at January 30, 2016 was 2.21, in each case as calculated in accordance with the credit agreement. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $400 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Paper
The Company is a party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. During 2015, the Company utilized seasonal borrowings available under this commercial paper program. The amount of borrowings under the commercial paper program increased to its highest level for 2015 of approximately $1,100 million during the fourth quarter. As of January 30, 2016, there were no remaining borrowings outstanding under the commercial paper program. The Company had no commercial paper outstanding under its commercial paper program throughout 2014.
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
Other Financing Arrangements
At January 30, 2016 and January 31, 2015, the Company had dedicated $37 million of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were $21 million and $29 million of other standby letters of credit outstanding at January 30, 2016 and January 31, 2015, respectively.

7.	Accounts Payable and Accrued Liabilities

	January 30, 2016	January 31, 2015
	(millions)
Accounts payable	$814	$833
Gift cards and customer rewards	920	907
Current portion of post employment and postretirement benefits	257	190
Taxes other than income taxes	184	187
Lease related liabilities	165	155
Accrued wages and vacation	153	193
Current portion of workers’ compensation and general liability reserves	127	128
Severance and relocation	123	46
Allowance for future sales returns	112	93
Accrued interest	88	93
Other	390	284
	$3,333	$3,109

Adjustments to the allowance for future sales returns, which amounted to charges of $19 million, $8 million and $4 million for 2015, 2014 and 2013, respectively, are reflected in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2015	2014	2013
	(millions)
Balance, beginning of year	$505	$497	$497
Charged to costs and expenses	159	160	147
Payments, net of recoveries	(156)	(152)	(147)
Balance, end of year	$508	$505	$497

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At January 30, 2016 and January 31, 2015, workers’ compensation and general liability reserves included $107 million of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

8.	Taxes
Income tax expense is as follows:

	2015			2014			2013
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$536	$—	$536	$743	$28	$771	$834	$(76)	$758
State and local	72	—	72	92	1	93	105	(59)	46
	$608	$—	$608	$835	$29	$864	$939	$(135)	$804

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2015, 2014 and 2013 to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2015	2014	2013
	(millions)
Expected tax	$588	$836	$801
State and local income taxes, net of federal income tax benefit	43	59	45
Historic rehabilitation tax credit	(12)	(20)	(16)
Change in valuation allowance	3	1	(16)
Other	(14)	(12)	(10)
	$608	$864	$804

The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2014 and all prior tax years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 30, 2016	January 31, 2015
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$536	$586
Accrued liabilities accounted for on a cash basis for tax purposes	340	305
Long-term debt	73	83
Unrecognized state tax benefits and accrued interest	79	76
State operating loss and credit carryforwards	82	80
Other	206	175
Valuation allowance	(27)	(24)
Total deferred tax assets	1,289	1,281
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(1,485)	(1,510)
Merchandise inventories	(606)	(585)
Intangible assets	(345)	(294)
Other	(330)	(335)
Total deferred tax liabilities	(2,766)	(2,724)
Net deferred tax liability	$(1,477)	$(1,443)

The valuation allowance at January 30, 2016 and January 31, 2015 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to an increase of $3 million for 2015 and an increase of $1 million for 2014.
As of January 30, 2016, the Company had no federal net operating loss carryforwards, state net operating loss carryforwards of $615 million, and state credit carryforwards of $30 million, which will expire between 2016 and 2035.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 30, 2016	January 31, 2015	February 1, 2014
	(millions)
Balance, beginning of year	$172	$189	$170
Additions based on tax positions related to the current year	30	33	37
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(7)	(15)	(1)
Settlements	(3)	(23)	(1)
Statute expirations	(14)	(12)	(16)
Balance, end of year	$178	$172	$189
Amounts recognized in the Consolidated Balance Sheets at January 30, 2016, January 31, 2015 and February 1, 2014
Current income taxes	$12	$11	$31
Long-term deferred income taxes	5	6	11
Other liabilities	161	155	147
	$178	$172	$189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 30, 2016 and January 31, 2015, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $115 million and $112 million, respectively.
The Company classifies unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. Federal, state and local interest and penalties, which amounted to an expense of $1 million for 2015, a credit of $3 million for 2014, and an expense of $9 million for 2013, are reflected in income tax expense.
The Company had $53 million and $52 million accrued for the payment of federal, state and local interest and penalties at January 30, 2016 and January 31, 2015, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at January 30, 2016 and January 31, 2015 are insignificant. At January 30, 2016, $48 million of federal, state and local interest and penalties is included in other liabilities and $5 million is included in current income taxes on the Consolidated Balance Sheets.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2006. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

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
Retirement expenses included the following components:

	2015	2014	2013
	(millions)
401(k) Qualified Defined Contribution Plan	$88	$89	$24
Non-Qualified Defined Contribution Plan	2	2	—
Pension Plan	(54)	(64)	154
Supplementary Retirement Plan	41	38	57
	$77	$65	$235
Defined Contribution Plans
The Company has a qualified plan that permits participating associates to defer eligible compensation up to the maximum limits allowable under the Internal Revenue Code. Beginning January 1, 2014, the Company has a non-qualified plan which permits participating associates to defer eligible compensation above the limits of the qualified plan. The Company contributes a matching percentage of employee contributions under both the qualified and non-qualified plans. Effective January 1, 2014, the Company's matching contribution to the qualified plan was enhanced for all participating employees, with limited exceptions. Prior to January 1, 2014, the matching contribution rate under the qualified plan was higher for those employees not eligible for the Pension Plan than for employees eligible for the Pension Plan.
The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $97 million at January 30, 2016 and January 31, 2015. Expense related to matching contributions for the qualified plan amounted to $88 million for 2015, $89 million for 2014 and $24 million for 2013.
At January 30, 2016 and January 31, 2015, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $13 million and $4 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $2 million at January 30, 2016 and January 31, 2015. Expense related to matching contributions for the non-qualified plan amounted to $2 million for 2015 and 2014. In connection with the non-qualified plan, the Company had mutual fund investments at January 30, 2016 and January 31, 2015 of $13 million and $4 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company has an additional deferred compensation plan wherein eligible executives elected to defer a portion of their compensation each year as either stock credits or cash credits. Effective January 1, 2015, no additional compensation is eligible for deferral. The Company has transfered shares to a trust to cover the number estimated for distribution on account of stock credits currently outstanding. At January 30, 2016 and January 31, 2015, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $39 million and $42 million, respectively. Expense for 2015, 2014 and 2013 was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of January 30, 2016 and January 31, 2015:

	2015	2014
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,966	$3,473
Service cost	6	6
Interest cost	137	151
Actuarial (gain) loss	(282)	563
Benefits paid	(242)	(227)
Projected benefit obligation, end of year	3,585	3,966
Changes in plan assets
Fair value of plan assets, beginning of year	3,636	3,546
Actual return on plan assets	(138)	317
Company contributions	—	—
Benefits paid	(242)	(227)
Fair value of plan assets, end of year	3,256	3,636
Funded status at end of year	$(329)	$(330)
Amounts recognized in the Consolidated Balance Sheets at January 30, 2016 and January 31, 2015
Other liabilities	$(329)	$(330)

Amounts recognized in accumulated other comprehensive loss at January 30, 2016 and January 31, 2015
Net actuarial loss	$1,451	$1,397

The accumulated benefit obligation for the Pension Plan was $3,574 million as of January 30, 2016 and $3,951 million as of January 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the Pension Plan included the following actuarially determined components:

	2015	2014	2013
	(millions)
Net Periodic Pension Cost
Service cost	$6	$6	$112
Interest cost	137	151	143
Expected return on assets	(235)	(246)	(242)
Amortization of net actuarial loss	38	25	141
Amortization of prior service credit	—	—	—
	(54)	(64)	154
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	92	491	(254)
Amortization of net actuarial loss	(38)	(25)	(141)
Amortization of prior service credit	—	—	—
	54	466	(395)
Total recognized in net periodic pension cost and other comprehensive loss	$—	$402	$(241)

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is $31 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at January 30, 2016 and January 31, 2015:

	2015	2014
Discount rate	4.17%	3.55%
Rate of compensation increases	4.10%	4.10%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2015	2014	2013
Discount rate	3.55%	4.50%	4.15%
Expected long-term return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increases	4.10%	4.10%	4.50%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long-term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of January 31, 2015, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 7.50% to 7.00% based on expected future returns on the portfolio of assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 30, 2016, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$15	$15	$—	$—
Money market securities	36	—	36	—
Money market pooled funds (a)	46	—	—	—
Equity securities:
U.S. stocks	280	280	—	—
U.S. pooled funds (a)	391	—	—	—
International pooled funds (a)	575	—	—	—
Fixed income securities:
U. S. Treasury bonds	233	—	233	—
Other Government bonds	41	—	41	—
Agency backed bonds	31	—	31	—
Corporate bonds	433	—	433	—
Mortgage-backed securities	112	—	112	—
Asset-backed securities	28	—	28	—
Pooled funds (a)	427	—	—	—
Other types of investments:
Real estate (a)	238	—	—	—
Hedge funds (a)	179	—	—	—
Private equity (a)	188	—	—	—
Derivatives in a positive position	15	—	15	—
Derivatives in a negative position	(22)	—	(22)	—
Total	$3,246	$295	$907	$—

(a) Certain investments that are measured at fair value using the net asset value per share as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 31, 2015, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Money market securities	$108	$—	$108	$—
Money market pooled funds (a)	140	—	—	—
Equity securities:
U.S. stocks	344	344	—	—
U.S. pooled funds (a)	477	—	—	—
International pooled funds (a)	659	—	—	—
Fixed income securities:
U. S. Treasury bonds	272	—	272	—
Other Government bonds	55	—	55	—
Agency backed bonds	28	—	28	—
Corporate bonds	434	—	434	—
Mortgage-backed securities	102	—	102	—
Asset-backed securities	19	—	19	—
Pooled funds (a)	458	—	—	—
Other types of investments:
Real estate (a)	244	—	—	—
Hedge funds (a)	175	—	—	—
Private equity (a)	181	—	—	—
Derivatives in a positive position	27	—	27	—
Derivatives in a negative position	(38)	—	(38)	—
Total	$3,685	$344	$1,007	$—

(a) Certain investments that are measured at fair value using the net asset value per share as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.

Corporate bonds consist primarily of investment grade bonds of U.S. issuers from diverse industries.
The fair value of certain pooled funds including money market funds, equity securities, fixed income securities, real estate, hedge funds and private equity investments represents the reported net asset value of shares or underlying assets of the investment as a practical expedient to estimate fair value. Money market pooled funds invest in high quality, short-term money market instruments which are issued and payable in U.S. dollars. International equity pooled funds seek to provide long-term capital growth and income by investing in equity securities of non-U.S. companies located both in developed and emerging markets. There are generally no redemption restrictions or unfunded commitments related to money market pooled funds, equity securities or fixed income securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate investments include several funds which seek risk-adjusted return by providing a stable, income-driven rate of return over the long term with high potential for growth of net investment income and appreciation of value. The real estate investments are diversified across property types and geographical areas primarily in the United States of America. Private equity investments have an objective of realizing aggregate long-term returns in excess of those available from investments in the public equity markets. Private equity investments generally consist of limited partnerships in the United States of America, Europe and Asia. Private equity and real estate investments are valued using fair values per the most recent financial reports provided by the investment sponsor, adjusted as appropriate for any lag between the date of the financial reports and the Company’s reporting date. Hedge fund investments seek to provide strong downside protection qualities and to produce long-term risk-adjusted returns with low volatility through active asset management among a select group of U.S. and non-U.S. investment partnerships and companies, managed funds, separately managed accounts, securities and commodities held in segregated accounts and other investment vehicles.
Due to the nature of the underlying assets of the real estate, hedge funds and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of January 30, 2016 and January 31, 2015, certain of these investments are generally subject to lock-up periods, ranging from two to fourteen years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to twice per year, and certain of these investments are subject to advance notice requirements, ranging from sixty-day notification to ninety-day notification. As of January 30, 2016 and January 31, 2015, the Pension Plan had unfunded commitments related to certain of these investments totaling $96 million and $115 million, respectively.

The Company does not anticipate making funding contributions to the Pension Plan in 2016.
The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year
2016	$377
2017	319
2018	302
2019	264
2020	256
2021-2025	1,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan
The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of January 30, 2016 and January 31, 2015:

	2015	2014
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$920	$770
Service cost	—	—
Interest cost	31	33
Actuarial (gain) loss	(70)	170
Benefits paid	(58)	(53)
Projected benefit obligation, end of year	823	920
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	58	53
Benefits paid	(58)	(53)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(823)	$(920)
Amounts recognized in the Consolidated Balance Sheets at January 30, 2016 and January 31, 2015
Accounts payable and accrued liabilities	$(138)	$(69)
Other liabilities	(685)	(851)
	$(823)	$(920)
Amounts recognized in accumulated other comprehensive loss at January 30, 2016 and January 31, 2015
Net actuarial loss	$261	$341
Prior service cost	8	8
	$269	$349

The accumulated benefit obligation for the supplementary retirement plan was $823 million as of January 30, 2016 and $920 million as of January 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs and other amounts recognized in other comprehensive loss for the supplementary retirement plan included the following actuarially determined components:

	2015	2014	2013
	(millions)
Net Periodic Pension Cost
Service cost	$—	$—	$6
Interest cost	31	33	32
Amortization of net actuarial loss	10	5	19
Amortization of prior service credit	—	—	—
	41	38	57
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(70)	170	(17)
Prior service cost	—	—	8
Amortization of net actuarial loss	(10)	(5)	(19)
Amortization of prior service credit	—	—	—
	(80)	165	(28)
Total recognized in net periodic pension cost and other comprehensive loss	$(39)	$203	$29

The estimated net actuarial loss for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2016 is $8 million.
The following weighted average assumption was used to determine the projected benefit obligations for the supplementary retirement plan at January 30, 2016 and January 31, 2015:

	2015	2014
Discount rate	4.23%	3.55%

The following weighted average assumptions were used to determine net pension costs for the supplementary retirement plan:

	2015	2014	2013
Discount rate	3.55%	4.50%	4.15%
Rate of compensation increases	N/A	N/A	4.90%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year
2016	$138
2017	66
2018	53
2019	60
2020	48
2021-2025	242

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
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of January 30, 2016 and January 31, 2015:

	2015	2014
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$243	$223
Service cost	—	—
Interest cost	8	10
Actuarial (gain) loss	(22)	30
Medicare Part D subsidy	1	1
Benefits paid	(18)	(21)
Accumulated postretirement benefit obligation, end of year	212	243
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	18	21
Benefits paid	(18)	(21)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(212)	$(243)
Amounts recognized in the Consolidated Balance Sheets at January 30, 2016 and January 31, 2015
Accounts payable and accrued liabilities	$(20)	$(22)
Other liabilities	(192)	(221)
	$(212)	$(243)
Amounts recognized in accumulated other comprehensive loss at January 30, 2016 and January 31, 2015
Net actuarial gain	$(22)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive loss included the following actuarially determined components:

	2015	2014	2013
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	8	10	10
Amortization of net actuarial gain	—	(5)	(3)
Amortization of prior service cost	—	—	—
	8	5	7
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(22)	30	(15)
Amortization of net actuarial gain	—	5	3
Amortization of prior service cost	—	—	—
	(22)	35	(12)
Total recognized in net periodic postretirement benefit cost and other comprehensive loss	$(14)	$40	$(5)

The estimated net actuarial gain that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost during 2016 is $3 million.
The following weighted average assumption was used to determine the accumulated postretirement benefit obligations at January 30, 2016 and January 31, 2015:

	2015	2014
Discount rate	4.15%	3.55%

The following weighted average assumption was used to determine the net postretirement benefit costs for the postretirement obligations:

	2015	2014	2013
Discount rate	3.55%	4.50%	4.15%

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
The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at January 30, 2016 and January 31, 2015:

	2015	2014
Health care cost trend rates assumed for next year	6.25% - 10.0%	7.27% - 8.90%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2027	2025

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

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year
2016	$19	$1
2017	18	1
2018	18	1
2019	17	1
2020	17	1
2021-2025	73	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Based Compensation
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
As of January 30, 2016, 19.9 million shares of common stock were available for additional grants pursuant to the Company’s equity plan. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2015	2014	2013
	(millions)
Stock options	$52	$47	$36
Restricted stock units	13	26	25
Restricted stock	—	—	1
	$65	$73	$62

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income. The income tax benefit recognized in the Consolidated Statements of Income related to stock-based compensation was $23 million, $26 million, and $22 million, for 2015, 2014 and 2013, respectively.
As of January 30, 2016, the Company had $73 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.8 years, and $24 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.5 years.
During 2015, 2014 and 2013, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of three-year performance periods ending February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the CMD Committee in connection with the issuance of the units. The performance objectives are based on the Company’s business plan covering the performance period. The performance objectives include achieving a cumulative EBITDA level for the performance period and also include an EBITDA as a percent to sales ratio and a return on invested capital ratio. The performance-based restricted stock units also include a performance objective relating to relative total shareholder return (“TSR”). Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a ten-or twelve-company executive compensation peer group over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 150% of the Target Shares granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also during 2015, 2014 and 2013, the CMD Committee approved awards of time-based restricted stock units to certain senior executives and other employees of the Company and awards of time-based restricted stock units to the non-employee members of the Company’s board of directors.
Stock Options
The fair value of stock options granted during 2015, 2014 and 2013 and the weighted average assumptions used to estimate the fair value are as follows:

	2015	2014	2013
Weighted average grant date fair value of stock options granted during the period	$20.78	$19.07	$12.15
Dividend yield	2.7%	2.5%	2.8%
Expected volatility	43.3%	42.7%	41.3%
Risk-free interest rate	1.7%	1.5%	0.8%
Expected life	5.7 years	5.7 years	5.7 years

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
Activity related to stock options for 2015 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	19,678.8	$36.65
Granted	3,426.4	$63.65
Canceled or forfeited	(502.7)	$50.69
Exercised	(3,772.7)	$33.02
Outstanding, end of period	18,829.8	$41.92
Exercisable, end of period	10,958.1	$32.04	4.0	$113
Options expected to vest	6,927.1	$55.66	8.2	$—

Additional information relating to stock options is as follows:

	2015	2014	2013
	(millions)
Intrinsic value of options exercised	$127	$189	$207
Grant date fair value of stock options that vested during the year	46	38	31
Cash received from stock options exercised	125	200	254
Excess tax benefits realized from exercised stock options	31	43	51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Restricted Stock Units
The weighted average grant date fair values of restricted stock units granted during 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Restricted stock units	$62.61	$59.41	$42.54

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
Activity related to restricted stock awards for 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	25.9	$23.43
Granted	—	—
Forfeited	(1.1)	23.43
Vested	(24.8)	23.43
Nonvested, end of period	—	$—

Activity related to restricted stock units for 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	1,292.9	$48.47
Granted – performance-based	425.5	61.51
Performance adjustment	(137.5)	41.97
Granted – time-based	421.2	63.71
Dividend equivalents	33.8	53.48
Forfeited	(55.8)	53.75
Vested	(451.5)	42.85
Nonvested, end of period	1,528.6	$58.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 341.6 million shares of Common Stock issued and 310.3 million shares of Common Stock outstanding at January 30, 2016, and with 379.6 million shares of Common Stock issued and 340.6 million shares of Common Stock outstanding at January 31, 2015 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
The Company retired 38.0 million, 31.0 million and 34.0 million shares of Common Stock during 2015, 2014 and 2013, respectively.
The Company's board of directors approved an additional authorization to purchase Common Stock of $1,500 million on May 13, 2015. Combined with previous authorizations commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $16,500 million of Common Stock. All authorizations are cumulative and do not have an expiration date. During 2015, the Company purchased approximately 34.8 million shares of Common Stock under its share repurchase program for a total of $2,000 million. During 2014, the Company purchased approximately 31.9 million shares of Common Stock under its share repurchase program for a total of $1,900 million. During 2013, the Company purchased approximately 33.6 million shares of Common Stock under its share repurchase program for a total of $1,570 million. As of January 30, 2016, $532 million of authorization remained unused. The Company may continue or, from time to time, suspend repurchases of its shares under its share repurchase program, depending on prevailing market conditions, alternative uses of capital and other factors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
			(thousands)
Balance at February 2, 2013	444,605.8	(1,209.5)	(55,695.2)	(56,904.7)	387,701.1
Stock issued under stock plans		(85.2)	10,891.1	10,805.9	10,805.9
Stock repurchases
Repurchase program			(33,625.3)	(33,625.3)	(33,625.3)
Other			(12.2)	(12.2)	(12.2)
Deferred compensation plan distributions		65.5		65.5	65.5
Retirement of common stock	(34,000.0)		34,000.0	34,000.0	—
Balance at February 1, 2014	410,605.8	(1,229.2)	(44,441.6)	(45,670.8)	364,935.0
Stock issued under stock plans		(54.8)	7,490.6	7,435.8	7,435.8
Stock repurchases
Repurchase program			(31,874.9)	(31,874.9)	(31,874.9)
Other			(27.0)	(27.0)	(27.0)
Deferred compensation plan distributions		104.8		104.8	104.8
Retirement of common stock	(31,000.0)		31,000.0	31,000.0	—
Balance at January 31, 2015	379,605.8	(1,179.2)	(37,852.9)	(39,032.1)	340,573.7
Stock issued under stock plans		(60.4)	4,493.5	4,433.1	4,433.1
Stock repurchases
Repurchase program			(34,806.8)	(34,806.8)	(34,806.8)
Other			(12.7)	(12.7)	(12.7)
Deferred compensation plan distributions		68.8		68.8	68.8
Retirement of common stock	(38,000.0)		38,000.0	38,000.0	—
Balance at January 30, 2016	341,605.8	(1,170.8)	(30,178.9)	(31,349.7)	310,256.1
Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2015, 2014 and 2013 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost (income) and are included in SG&A expenses in the Consolidated Statements of Income. See Note 9, "Retirement Plans," and Note 10, "Postretirement Health Care and Life Insurance Benefits," for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	January 30, 2016				January 31, 2015
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$132	$—	$132	$—	$97	$—	$97	$—

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
The following table shows the estimated fair value of the Company’s long-term debt:

	January 30, 2016			January 31, 2015
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,871	$6,966	$6,756	$7,090	$7,204	$8,219

The following table shows certain of the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during 2015 and 2014:

	January 30, 2016				January 31, 2015
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets held and used	$53	$—	$—	$53	$8	$—	$—	$8
During 2015, long-lived assets held and used with a carrying value of $201 million were written down to their fair value of $53 million, resulting in asset impairment charges of $148 million. During 2014, long-lived assets held and used with a carrying value of $41 million were written down to their fair value of $8 million, resulting in asset impairment charges of $33 million. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.

14.	Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	2015			2014			2013
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$1,072		327.6	$1,526		354.3	$1,486		377.3
Shares to be issued under deferred compensation and other plans			0.8			0.9			1.0
	$1,072		328.4	$1,526		355.2	$1,486		378.3
Basic earnings per share attributable to Macy's, Inc. shareholders		$3.26			$4.30			$3.93
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			4.6			6.5			6.5
	$1,072		333.0	$1,526		361.7	$1,486		384.8
Diluted earnings per share attributable to Macy's, Inc. shareholders		$3.22			$4.22			$3.86

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing table, stock options to purchase 12.6 million of shares of common stock and restricted stock units relating to 140,000 shares of common stock were outstanding at January 30, 2016, stock options to purchase 3.2 million of shares of common stock and restricted stock units relating to 0.6 million shares of common stock were outstanding at January 31, 2015, and restricted stock units relating to 0.7 million shares of common stock were outstanding at February 1, 2014, but were not included in the computation of diluted earnings per share attributable to Macy's, Inc. shareholders for 2015, 2014 and 2013, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results (unaudited)
Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2015:
Net sales	$6,232	$6,104	$5,874	$8,869
Cost of sales	(3,800)	(3,610)	(3,537)	(5,549)
Gross margin	2,432	2,494	2,337	3,320
Selling, general and administrative expenses	(2,023)	(2,058)	(1,968)	(2,207)
Impairments, store closing and other costs	—	—	(111)	(177)
Net income attributable to Macy's, Inc. shareholders	193	217	118	544
Basic earnings per share attributable to Macy's, Inc. shareholders	.57	.65	.36	1.74
Diluted earnings per share attributable to Macy's, Inc. shareholders	.56	.64	.36	1.73
2014:
Net sales	$6,279	$6,267	$6,195	$9,364
Cost of sales	(3,836)	(3,672)	(3,766)	(5,589)
Gross margin	2,443	2,595	2,429	3,775
Selling, general and administrative expenses	(2,000)	(2,024)	(2,007)	(2,324)
Impairments, store closing and other costs	—	—	—	(87)
Net income attributable to Macy's, Inc. shareholders	224	292	217	793
Basic earnings per share attributable to Macy's, Inc. shareholders	.61	.81	.62	2.30
Diluted earnings per share attributable to Macy's, Inc. shareholders	.60	.80	.61	2.26

16.	Condensed Consolidating Financial Information
Certain debt obligations of the Company described in Note 6, which constitute debt obligations of Parent’s 100%-owned subsidiary, Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”) are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company and its subsidiary West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy’s Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy’s Merchandising Group International, LLC, Macy's Merchandising Group International (Hong Kong) Limited, and its majority-owned subsidiary Macy's China Limited. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”
Condensed Consolidating Balance Sheets as of January 30, 2016 and January 31, 2015, the related Condensed Consolidating Statements of Comprehensive Income for 2015, 2014 and 2013, and the related Condensed Consolidating Statements of Cash Flows for 2015, 2014, and 2013 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of January 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$741	$91	$277	$—	$1,109
Receivables	—	217	341	—	558
Merchandise inventories	—	2,702	2,804	—	5,506
Prepaid expenses and other current assets	—	135	344	—	479
Income taxes	44	—	—	(44)	—
Total Current Assets	785	3,145	3,766	(44)	7,652
Property and Equipment – net	—	3,925	3,691	—	7,616
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	52	462	—	514
Other Assets	—	154	743	—	897
Deferred Income Taxes	14	—	—	(14)	—
Intercompany Receivable	—	—	3,800	(3,800)	—
Investment in Subsidiaries	4,725	3,804	—	(8,529)	—
Total Assets	$5,524	$14,395	$13,044	$(12,387)	$20,576
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$641	$1	$—	$642
Merchandise accounts payable	—	667	859	—	1,526
Accounts payable and accrued liabilities	35	1,439	1,859	—	3,333
Income taxes	—	41	230	(44)	227
Total Current Liabilities	35	2,788	2,949	(44)	5,728
Long-Term Debt	—	6,976	19	—	6,995
Intercompany Payable	1,218	2,582	—	(3,800)	—
Deferred Income Taxes	—	693	798	(14)	1,477
Other Liabilities	21	558	1,544	—	2,123
Shareholders’ Equity:
Macy's, Inc.	4,250	798	7,731	(8,529)	4,250
Noncontrolling Interest	—	—	3	—	3
Total Shareholders’ Equity	4,250	798	7,734	(8,529)	4,253
Total Liabilities and Shareholders’ Equity	$5,524	$14,395	$13,044	$(12,387)	$20,576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$11,959	$24,037	$(8,917)	$27,079
Cost of sales	—	(7,670)	(17,743)	8,917	(16,496)
Gross margin	—	4,289	6,294	—	10,583
Selling, general and administrative expenses	(2)	(3,980)	(4,274)	—	(8,256)
Impairments, store closing and other costs	—	(170)	(118)	—	(288)
Operating income (loss)	(2)	139	1,902	—	2,039
Interest (expense) income, net:
External	1	(361)	(1)	—	(361)
Intercompany	—	(230)	230	—	—
Equity in earnings of subsidiaries	1,072	421	—	(1,493)	—
Income before income taxes	1,071	(31)	2,131	(1,493)	1,678
Federal, state and local income tax benefit (expense)	1	120	(729)	—	(608)
Net income	1,072	89	1,402	(1,493)	1,070
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income attributable to Macy's, Inc. shareholders	$1,072	$89	$1,404	$(1,493)	$1,072
Comprehensive income	$1,101	$118	$1,415	$(1,535)	$1,099
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income attributable to Macy's, Inc. shareholders	$1,101	$118	$1,417	$(1,535)	$1,101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,072	$89	$1,402	$(1,493)	$1,070
Impairments, store closing and other costs	—	170	118	—	288
Equity in earnings of subsidiaries	(1,072)	(421)	—	1,493	—
Dividends received from subsidiaries	1,086	—	—	(1,086)	—
Depreciation and amortization	—	440	621	—	1,061
(Increase) decrease in working capital	25	(340)	(81)	—	(396)
Other, net	(8)	(78)	47	—	(39)
Net cash provided (used) by operating activities	1,103	(140)	2,107	(1,086)	1,984
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(88)	(821)	—	(909)
Other, net	—	83	(266)	—	(183)
Net cash used by investing activities	—	(5)	(1,087)	—	(1,092)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	348	(1)	—	347
Dividends paid	(456)	—	(1,086)	1,086	(456)
Common stock acquired, net of issuance of common stock	(1,838)	—	—	—	(1,838)
Proceeds from noncontrolling interest	—	—	5	—	5
Intercompany activity, net	12	(243)	231	—	—
Other, net	12	37	(136)	—	(87)
Net cash provided (used) by financing activities	(2,270)	142	(987)	1,086	(2,029)
Net increase (decrease) in cash and cash equivalents	(1,167)	(3)	33	—	(1,137)
Cash and cash equivalents at beginning of period	1,908	94	244	—	2,246
Cash and cash equivalents at end of period	$741	$91	$277	$—	$1,109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of January 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,908	$94	$244	$—	$2,246
Receivables	—	97	327	—	424
Merchandise inventories	—	2,762	2,655	—	5,417
Prepaid expenses and other current assets	—	113	380	—	493
Income taxes	88	—	—	(88)	—
Total Current Assets	1,996	3,066	3,606	(88)	8,580
Property and Equipment – net	—	4,315	3,485	—	7,800
Goodwill	—	3,315	428	—	3,743
Other Intangible Assets – net	—	73	423	—	496
Other Assets	1	42	668	—	711
Deferred Income Taxes	10	—	—	(10)	—
Intercompany Receivable	—	—	4,140	(4,140)	—
Investment in Subsidiaries	4,655	3,526	—	(8,181)	—
Total Assets	$6,662	$14,337	$12,750	$(12,419)	$21,330
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$75	$1	$—	$76
Merchandise accounts payable	—	729	865	—	1,594
Accounts payable and accrued liabilities	42	1,360	1,707	—	3,109
Income taxes	—	22	362	(88)	296
Total Current Liabilities	42	2,186	2,935	(88)	5,075
Long-Term Debt	—	7,213	20	—	7,233
Intercompany Payable	1,215	2,925	—	(4,140)	—
Deferred Income Taxes	—	709	744	(10)	1,443
Other Liabilities	27	593	1,581	—	2,201
Shareholders’ Equity:
Macy's, Inc.	5,378	711	7,470	(8,181)	5,378
Noncontrolling Interest	—	—	—	—	—
Total Shareholders’ Equity	5,378	711	7,470	(8,181)	5,378
Total Liabilities and Shareholders’ Equity	$6,662	$14,337	$12,750	$(12,419)	$21,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,078	$23,522	$(8,495)	$28,105
Cost of sales	—	(8,127)	(17,231)	8,495	(16,863)
Gross margin	—	4,951	6,291	—	11,242
Selling, general and administrative expenses	(3)	(4,351)	(4,001)	—	(8,355)
Impairments, store closing and other costs	—	(45)	(42)	—	(87)
Operating income (loss)	(3)	555	2,248	—	2,800
Interest (expense) income, net:
External	1	(394)	—	—	(393)
Intercompany	—	(230)	230	—	—
Premium on early retirement of debt	—	(17)	—	—	(17)
Equity in earnings of subsidiaries	1,528	624	—	(2,152)	—
Income before income taxes	1,526	538	2,478	(2,152)	2,390
Federal, state and local income tax benefit (expense)	—	25	(889)	—	(864)
Net income	1,526	563	1,589	(2,152)	1,526
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Macy's, Inc. shareholders	$1,526	$563	$1,589	$(2,152)	$1,526
Comprehensive income	$1,119	$156	$1,338	$(1,494)	$1,119
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to Macy's, Inc. shareholders	$1,119	$156	$1,338	$(1,494)	$1,119

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,526	$563	$1,589	$(2,152)	$1,526
Impairments, store closing and other costs	—	45	42	—	87
Equity in earnings of subsidiaries	(1,528)	(624)	—	2,152	—
Dividends received from subsidiaries	1,088	1	—	(1,089)	—
Depreciation and amortization	—	454	582	—	1,036
(Increase) decrease in working capital	9	74	(69)	—	14
Other, net	(20)	(177)	243	—	46
Net cash provided by operating activities	1,075	336	2,387	(1,089)	2,709
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(260)	(636)	—	(896)
Other, net	—	(12)	(62)	—	(74)
Net cash used by investing activities	—	(272)	(698)	—	(970)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	177	(3)	—	174
Dividends paid	(421)	—	(1,089)	1,089	(421)
Common stock acquired, net of issuance of common stock	(1,643)	—	—	—	(1,643)
Proceeds from noncontrolling interest	—	—	—	—	—
Intercompany activity, net	927	(283)	(644)	—	—
Other, net	15	52	57	—	124
Net cash used by financing activities	(1,122)	(54)	(1,679)	1,089	(1,766)
Net increase (decrease) in cash and cash equivalents	(47)	10	10	—	(27)
Cash and cash equivalents at beginning of period	1,955	84	234	—	2,273
Cash and cash equivalents at end of period	$1,908	$94	$244	$—	$2,246

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$13,233	$23,417	$(8,719)	$27,931
Cost of sales	—	(8,168)	(17,276)	8,719	(16,725)
Gross margin	—	5,065	6,141	—	11,206
Selling, general and administrative expenses	(8)	(4,443)	(3,989)	—	(8,440)
Impairments, store closing and other costs	—	(37)	(51)	—	(88)
Operating income (loss)	(8)	585	2,101	—	2,678
Interest (expense) income, net:
External	1	(388)	(1)	—	(388)
Intercompany	(2)	(176)	178	—	—
Equity in earnings of subsidiaries	1,492	557	—	(2,049)	—
Income before income taxes	1,483	578	2,278	(2,049)	2,290
Federal, state and local income tax benefit (expense)	3	33	(840)	—	(804)
Net income	1,486	611	1,438	(2,049)	1,486
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Macy's, Inc. shareholders	$1,486	$611	$1,438	$(2,049)	$1,486
Comprehensive income	$1,752	$877	$1,434	$(2,311)	$1,752
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to Macy's, Inc. shareholders	$1,752	$877	$1,434	$(2,311)	$1,752

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2013
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,486	$611	$1,438	$(2,049)	$1,486
Impairments, store closing and other costs	—	37	51	—	88
Equity in earnings of subsidiaries	(1,492)	(557)	—	2,049	—
Dividends received from subsidiaries	911	4	—	(915)	—
Depreciation and amortization	—	467	553	—	1,020
Increase in working capital	(54)	12	(111)	—	(153)
Other, net	(25)	158	(25)	—	108
Net cash provided by operating activities	826	732	1,906	(915)	2,549
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(289)	(442)	—	(731)
Other, net	—	(6)	(51)	—	(57)
Net cash used by investing activities	—	(295)	(493)	—	(788)
Cash flows from financing activities:
Debt repaid, net of debt issued	—	278	(2)	—	276
Dividends paid	(359)	—	(915)	915	(359)
Common stock acquired, net of issuance of common stock	(1,256)	—	—	—	(1,256)
Proceeds from noncontrolling interest	—	—	—	—	—
Intercompany activity, net	1,310	(728)	(582)	—	—
Other, net	(104)	56	63	—	15
Net cash used by financing activities	(409)	(394)	(1,436)	915	(1,324)
Net increase (decrease) in cash and cash equivalents	417	43	(23)	—	437
Cash and cash equivalents at beginning of period	1,538	41	257	—	1,836
Cash and cash equivalents at end of period	$1,955	$84	$234	$—	$2,273