Form 10-Q
period 2016-04-30
Macy's, Inc.
filed 2016-06-03
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2016
Common Stock, $0.01 par value per share	308,395,235 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Net sales	$5,771	$6,232
Cost of sales	(3,516)	(3,800)
Gross margin	2,255	2,432
Selling, general and administrative expenses	(1,966)	(2,023)
Settlement charges	(13)	—
Operating income	276	409
Interest expense	(99)	(95)
Interest income	1	—
Income before income taxes	178	314
Federal, state and local income tax expense	(63)	(121)
Net income	115	193
Net loss attributable to noncontrolling interest	1	—
Net income attributable to Macy's, Inc. shareholders	$116	$193
Basic earnings per share attributable to Macy's, Inc. shareholders	$.37	$.57
Diluted earnings per share attributable to Macy's, Inc. shareholders	$.37	$.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Net income	$115	$193
Other comprehensive income (loss):
Actuarial loss on postretirement benefit plans, before tax	(36)	—
Settlement charges, before tax	13	—
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	9	13
Tax effect related to items of other comprehensive income (loss)	6	(5)
Total other comprehensive income (loss), net of tax effect	(8)	8
Comprehensive income	107	201
Comprehensive loss attributable to noncontrolling interest	1	—
Comprehensive income attributable to Macy's, Inc. shareholders	$108	$201

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$734	$1,109	$1,509
Receivables	436	558	259
Merchandise inventories	5,738	5,506	5,929
Income tax receivable	19	—	—
Prepaid expenses and other current assets	490	479	471
Total Current Assets	7,417	7,652	8,168
Property and Equipment - net of accumulated depreciation and amortization of $5,500, $5,319 and $5,784	7,475	7,616	7,712
Goodwill	3,897	3,897	3,897
Other Intangible Assets – net	511	514	531
Other Assets	898	897	710
Total Assets	$20,198	$20,576	$21,018
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$642	$642	$76
Merchandise accounts payable	2,052	1,526	2,386
Accounts payable and accrued liabilities	2,690	3,333	2,411
Income taxes	—	227	74
Total Current Liabilities	5,384	5,728	4,947
Long-Term Debt	6,990	6,995	7,229
Deferred Income Taxes	1,536	1,477	1,456
Other Liabilities	2,134	2,123	2,179
Shareholders' Equity:
Macy's, Inc.	4,148	4,250	5,207
Noncontrolling interest	6	3	—
Total Shareholders’ Equity	4,154	4,253	5,207
Total Liabilities and Shareholders’ Equity	$20,198	$20,576	$21,018

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income	$115	$193
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement charges	13	—
Depreciation and amortization	260	259
Stock-based compensation expense	16	18
Amortization of financing costs and premium on acquired debt	(1)	(1)
Changes in assets and liabilities:
Decrease in receivables	122	167
Increase in merchandise inventories	(232)	(483)
Increase in prepaid expenses and other current assets	(22)	(42)
Increase in other assets not separately identified	—	—
Increase in merchandise accounts payable	461	691
Decrease in accounts payable, accrued liabilities and other items not separately identified	(513)	(513)
Decrease in current income taxes	(246)	(222)
Increase (decrease) in deferred income taxes	53	(6)
Decrease in other liabilities not separately identified	(18)	(8)
Net cash provided by operating activities	8	53
Cash flows from investing activities:
Purchase of property and equipment	(153)	(180)
Capitalized software	(75)	(63)
Acquisition of Bluemercury, Inc., net of cash acquired	—	(212)
Disposition of property and equipment	16	4
Other, net	1	70
Net cash used by investing activities	(211)	(381)
Cash flows from financing activities:
Debt repaid	(3)	(3)
Dividends paid	(112)	(106)
Increase (decrease) in outstanding checks	43	(41)
Acquisition of treasury stock	(130)	(359)
Issuance of common stock	26	100
Proceeds from noncontrolling interest	4	—
Net cash used by financing activities	(172)	(409)

Net decrease in cash and cash equivalents	(375)	(737)
Cash and cash equivalents beginning of period	1,109	2,246
Cash and cash equivalents end of period	$734	$1,509
Supplemental cash flow information:
Interest paid	$80	$81
Interest received	1	—
Income taxes paid (net of refunds received)	257	314
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 870 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdales Outlet and Bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the "2015 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2015 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended April 30, 2016 and May 2, 2015, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended April 30, 2016 and May 2, 2015 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent fiscal period.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 weeks ended April 30, 2016 and May 2, 2015 relate to post employment and postretirement plan items. The settlement charges incurred are included as a separate component of operating expenses in the Consolidated Statements of Income. The amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	April 30, 2016			May 2, 2015
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$116		309.7	$193		339.8
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$116		310.6	$193		340.7
Basic earnings per share attributable to Macy's, Inc. shareholders		$.37			$.57
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			2.9			5.8
	$116		313.5	$193		346.5
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.37			$.56

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 11.2 million shares of common stock and restricted stock units relating to 1.0 million shares of common stock were outstanding at April 30, 2016, but were not included in the computation of diluted earnings per share for the 13 weeks ended April 30, 2016 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 6.5 million shares of common stock and restricted stock units relating to 1.4 million shares of common stock were outstanding at May 2, 2015, but were not included in the computation of diluted earnings per share for the 13 weeks ended May 2, 2015 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	13 Weeks Ended
	April 30, 2016	May 2, 2015
	(millions)
9.5% amortizing debentures due 2021	$2	$2
9.75% amortizing debentures due 2021	1	1
	$3	$3
During the 13 weeks ended April 30, 2016, the Company repurchased approximately 3.0 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $129 million. On February 26, 2016, the Company's Board of Directors approved an additional $1,500 million in authorization to purchase its common stock. As of April 30, 2016, the Company had $1,903 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
The Company entered into a credit agreement with certain financial institutions on May 6, 2016 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 6, 2021 and replaces the prior agreement which was set to expire May 10, 2018.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	April 30, 2016	May 2, 2015
	(millions)
401(k) Defined Contribution Plan	$24	$23

Pension Plan
Service cost	$1	$2
Interest cost	28	34
Expected return on assets	(56)	(59)
Recognition of net actuarial loss	8	10
Amortization of prior service credit	—	—
	$(19)	$(13)
Supplementary Retirement Plan
Service cost	$—	$—
Interest cost	6	8
Recognition of net actuarial loss	2	3
Amortization of prior service cost	—	—
	$8	$11

Total Retirement Expense	$13	$21

Postretirement Obligations
Service cost	$—	$—
Interest cost	2	2
Recognition of net actuarial gain	(1)	—
Amortization of prior service cost	—	—
	$1	$2

During the 13 weeks ended April 30, 2016, the Company also incurred $13 million of non-cash settlement charges relating to the Company's defined benefit retirement plans. These charges resulted from an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, in addition to periodic distribution activity.

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	April 30, 2016				May 2, 2015
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$125	$—	$125	$—	$104	$—	$104	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	April 30, 2016			May 2, 2015
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,870	$6,962	$7,113	$7,088	$7,200	$8,020

6.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company and its subsidiary West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group International, LLC, Macy's Merchandising Group International (Hong Kong) Limited, and its majority-owned subsidiary Macy's China Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
Condensed Consolidating Balance Sheets as of April 30, 2016, May 2, 2015 and January 30, 2016, the related Condensed Consolidating Statements of Comprehensive Income for the 13 weeks ended April 30, 2016 and May 2, 2015, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended April 30, 2016 and May 2, 2015 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$287	$112	$335	$—	$734
Receivables	—	158	278	—	436
Merchandise inventories	—	2,707	3,031	—	5,738
Income tax receivable	66	—	—	(47)	19
Prepaid expenses and other current assets	—	121	369	—	490
Total Current Assets	353	3,098	4,013	(47)	7,417
Property and Equipment – net	—	3,840	3,635	—	7,475
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	50	461	—	511
Other Assets	—	154	744	—	898
Deferred Income Taxes	23	—	—	(23)	—
Intercompany Receivable	—	—	3,433	(3,433)	—
Investment in Subsidiaries	4,651	3,810	—	(8,461)	—
Total Assets	$5,027	$14,267	$12,868	$(11,964)	$20,198
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$641	$1	$—	$642
Merchandise accounts payable	—	872	1,180	—	2,052
Accounts payable and accrued liabilities	34	1,192	1,464	—	2,690
Income taxes	—	9	38	(47)	—
Total Current Liabilities	34	2,714	2,683	(47)	5,384
Long-Term Debt	—	6,971	19	—	6,990
Intercompany Payable	787	2,646	—	(3,433)	—
Deferred Income Taxes	—	726	833	(23)	1,536
Other Liabilities	58	547	1,529	—	2,134
Shareholders' Equity:
Macy's, Inc.	4,148	663	7,798	(8,461)	4,148
Noncontrolling Interest	—	—	6	—	6
Total Shareholders' Equity	4,148	663	7,804	(8,461)	4,154
Total Liabilities and Shareholders' Equity	$5,027	$14,267	$12,868	$(11,964)	$20,198

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended April 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,454	$5,374	$(2,057)	$5,771
Cost of sales	—	(1,604)	(3,969)	2,057	(3,516)
Gross margin	—	850	1,405	—	2,255
Selling, general and administrative expenses	(1)	(882)	(1,083)	—	(1,966)
Settlement charges	—	(3)	(10)	—	(13)
Operating income (loss)	(1)	(35)	312	—	276
Interest (expense) income, net:
External	1	(99)	—	—	(98)
Intercompany	—	(58)	58	—	—
Equity in earnings of subsidiaries	116	10	—	(126)	—
Income (loss) before income taxes	116	(182)	370	(126)	178
Federal, state and local income tax benefit (expense)	—	61	(124)	—	(63)
Net income (loss)	116	(121)	246	(126)	115
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) attributable to Macy's, Inc. shareholders	$116	$(121)	$247	$(126)	$116
Comprehensive income (loss)	$108	$(129)	$241	$(113)	$107
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$108	$(129)	$242	$(113)	$108

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$116	$(121)	$246	$(126)	$115
Settlement charges	—	3	10	—	13
Equity in earnings of subsidiaries	(116)	(10)	—	126	—
Dividends received from subsidiaries	182	—	—	(182)	—
Depreciation and amortization	—	102	158	—	260
(Increase) decrease in working capital	(34)	55	(451)	—	(430)
Other, net	19	16	15	—	50
Net cash provided (used) by operating activities	167	45	(22)	(182)	8
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(54)	(158)	—	(212)
Other, net	—	(2)	3	—	1
Net cash used by investing activities	—	(56)	(155)	—	(211)
Cash flows from financing activities:
Debt repaid	—	(3)	—	—	(3)
Dividends paid	(112)	—	(182)	182	(112)
Common stock acquired, net of issuance of common stock	(104)	—	—	—	(104)
Proceeds from noncontrolling interest	—	—	4	—	4
Intercompany activity, net	(415)	52	363	—	—
Other, net	10	(17)	50	—	43
Net cash provided (used) by financing activities	(621)	32	235	182	(172)
Net increase (decrease) in cash and cash equivalents	(454)	21	58	—	(375)
Cash and cash equivalents at beginning of period	741	91	277	—	1,109
Cash and cash equivalents at end of period	$287	$112	$335	$—	$734

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of May 2, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,078	$115	$316	$—	$1,509
Receivables	—	48	211	—	259
Merchandise inventories	—	2,961	2,968	—	5,929
Income tax receivable	43	—	—	(43)	—
Prepaid expenses and other current assets	—	101	370	—	471
Total Current Assets	1,121	3,225	3,865	(43)	8,168
Property and Equipment – net	—	4,250	3,462	—	7,712
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	68	463	—	531
Other Assets	1	44	665	—	710
Deferred Income Taxes	22	—	—	(22)	—
Intercompany Receivable	—	—	3,588	(3,588)	—
Investment in Subsidiaries	4,701	3,549	—	(8,250)	—
Total Assets	$5,845	$14,451	$12,625	$(11,903)	$21,018
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$75	$1	$—	$76
Merchandise accounts payable	—	1,139	1,247	—	2,386
Accounts payable and accrued liabilities	13	1,043	1,355	—	2,411
Income taxes	—	10	107	(43)	74
Total Current Liabilities	13	2,267	2,710	(43)	4,947
Long-Term Debt	—	7,209	20	—	7,229
Intercompany Payable	564	3,024	—	(3,588)	—
Deferred Income Taxes	—	744	734	(22)	1,456
Other Liabilities	61	543	1,575	—	2,179
Shareholders' Equity:
Macy's, Inc.	5,207	664	7,586	(8,250)	5,207
Noncontrolling Interest	—	—	—	—	—
Total Shareholders' Equity	5,207	664	7,586	(8,250)	5,207
Total Liabilities and Shareholders' Equity	$5,845	$14,451	$12,625	$(11,903)	$21,018

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended May 2, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,776	$5,691	$(2,235)	$6,232
Cost of sales	—	(1,809)	(4,226)	2,235	(3,800)
Gross margin	—	967	1,465	—	2,432
Selling, general and administrative expenses	(1)	(980)	(1,042)	—	(2,023)
Operating income (loss)	(1)	(13)	423	—	409
Interest (expense) income, net:
External	—	(95)	—	—	(95)
Intercompany	—	(58)	58	—	—
Equity in earnings of subsidiaries	194	60	—	(254)	—
Income (loss) before income taxes	193	(106)	481	(254)	314
Federal, state and local income tax benefit (expense)	—	37	(158)	—	(121)
Net income (loss)	193	(69)	323	(254)	193
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$193	$(69)	$323	$(254)	$193
Comprehensive income (loss)	$201	$(61)	$327	$(266)	$201
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$201	$(61)	$327	$(266)	$201

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 2, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$193	$(69)	$323	$(254)	$193
Equity in earnings of subsidiaries	(194)	(60)	—	254	—
Dividends received from subsidiaries	191	—	—	(191)	—
Depreciation and amortization	—	106	153	—	259
(Increase) decrease in working capital	43	16	(461)	—	(402)
Other, net	24	(6)	(15)	—	3
Net cash provided (used) by operating activities	257	(13)	—	(191)	53
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(69)	(170)	—	(239)
Other, net	—	7	(149)	—	(142)
Net cash used by investing activities	—	(62)	(319)	—	(381)
Cash flows from financing activities:
Debt repaid	—	(3)	—	—	(3)
Dividends paid	(106)	—	(191)	191	(106)
Common stock acquired, net of issuance of common stock	(259)	—	—	—	(259)
Intercompany activity, net	(669)	146	523	—	—
Other, net	(53)	(47)	59	—	(41)
Net cash provided (used) by financing activities	(1,087)	96	391	191	(409)
Net increase (decrease) in cash and cash equivalents	(830)	21	72	—	(737)
Cash and cash equivalents at beginning of period	1,908	94	244	—	2,246
Cash and cash equivalents at end of period	$1,078	$115	$316	$—	$1,509

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of January 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$741	$91	$277	$—	$1,109
Receivables	—	217	341	—	558
Merchandise inventories	—	2,702	2,804	—	5,506
Income tax receivable	44	—	—	(44)	—
Prepaid expenses and other current assets	—	135	344	—	479
Total Current Assets	785	3,145	3,766	(44)	7,652
Property and Equipment – net	—	3,925	3,691	—	7,616
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	52	462	—	514
Other Assets	—	154	743	—	897
Deferred Income Taxes	14	—	—	(14)	—
Intercompany Receivable	—	—	3,800	(3,800)	—
Investment in Subsidiaries	4,725	3,804	—	(8,529)	—
Total Assets	$5,524	$14,395	$13,044	$(12,387)	$20,576
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$641	$1	$—	$642
Merchandise accounts payable	—	667	859	—	1,526
Accounts payable and accrued liabilities	35	1,439	1,859	—	3,333
Income taxes	—	41	230	(44)	227
Total Current Liabilities	35	2,788	2,949	(44)	5,728
Long-Term Debt	—	6,976	19	—	6,995
Intercompany Payable	1,218	2,582	—	(3,800)	—
Deferred Income Taxes	—	693	798	(14)	1,477
Other Liabilities	21	558	1,544	—	2,123
Shareholders' Equity:
Macy's, Inc.	4,250	798	7,731	(8,529)	4,250
Noncontrolling Interest	—	—	3	—	3
Total Shareholders' Equity	4,250	798	7,734	(8,529)	4,253
Total Liabilities and Shareholders' Equity	$5,524	$14,395	$13,044	$(12,387)	$20,576

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of the following discussion, all references to "first quarter of 2016" and "first quarter of 2015" are to the Company's 13-week fiscal periods ended April 30, 2016 and May 2, 2015, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2015 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2015 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on page 22.
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 870 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdales Outlet and Bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via desktops, laptops or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by shipping merchandise from other stores or customer fulfillment centers to the customer's door. Likewise, the Company's customer fulfillment centers can draw on store inventories nationwide to fill orders that originate online. Nearly all Macy's and Bloomingdale's stores are fulfilling orders from other stores and/or online for shipment and fulfilling orders for store pick-up related to online purchases, and the Company operates same-day delivery in 17 markets.
Macy's Magic Selling program is an approach to customer engagement that helps Macy's to better understand the needs of customers, as well as to provide options and advice. This comprehensive ongoing training and coaching program is designed to improve the in-store shopping experience and all other customer interactions. Magic Selling is shifting focus in 2016 to new technologies for building Magic connections with customers.
In January 2016, the Company announced a series of cost-efficiency and process improvement measures to be implemented beginning in early 2016 that will reduce selling, general and administrative ("SG&A") expenses by approximately $400 million to help fund investment in growth strategies, particularly in omnichannel capabilities at Macy's and Bloomingdale's.

MACY'S, INC.

The Company is focused on improving the recent business trend through a series of organic and new business initiatives. The initiatives include a focus on fine jewelry and watches, expansion of Macy's Backstage (including freestanding locations and inside existing Macy's stores), "Last Act" - a simplified pricing approach to clearance merchandise in Macy's stores, a focus on the "Top 150" store locations (including product presentation, customer service and special events), a focus on the beauty business including the expansion of Bluemercury freestanding locations and inside existing Macy's stores and a focus on enhancements to mobile technology. The Company is planning to offer customers greater newness and more exclusive merchandise through an array of new and exclusive product launches. The Company is also pursuing additional opportunities to moderate spending through intensified expense reduction efforts, while still investing in key areas of customer service including front-line support and technology at Macy's and Bloomingdale's.
In March 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. The Company is focused on accelerating the growth of sales in freestanding Bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding Bluemercury products and boutiques to Macy's stores.
In May 2015, in conjunction with American Express, the Company helped launch Plenti, the coalition loyalty program that brings powerful brands together to give customers the chance to earn and redeem points where they choose. The loyalty program is free to join and members earn points on virtually all purchases at Macy's and other businesses that have joined as Plenti partners.
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
In January 2016, the Company completed a $270 million real estate transaction that will enable a re-creation of Macy's Brooklyn store. The Company will continue to own and operate the first four floors and lower level of its existing nine-story retail store, which will be configured and remodeled. Tishman Speyer purchased the remaining portion of the site, which it will develop into approximately ten floors of office space. In addition, Tishman Speyer purchased a nearby parking facility, which could be used for a mixed-use development. As a result of this transaction, the Company will recognize a gain of approximately $250 million of which, under the percentage of completion method of accounting, $84 was recognized in fiscal 2015 and $4 million was recognized in the first quarter of 2016. The remaining gain is anticipated to be recognized over the next two years.
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
During the first quarter of 2016, the Company opened seven new freestanding Bluemercury stores. In fiscal 2016, the Company intends to open one new Macy's store, 42 additional Bluemercury locations (24 freestanding and 18 inside Macy's), 16 Macy's Backstage locations (one freestanding and 15 inside Macy's) and one new Bloomingdale's Outlet.
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
Based on its assessment of current and anticipated market conditions and its recent performance, the Company now expects comparable sales on an owned plus licensed basis for fiscal 2016 to decrease in the range of 3% to 4% from 2015 levels, with comparable sales on an owned basis approximately 50 basis points lower. The Company currently expects that its earnings per share attributable to Macy's, Inc. in fiscal 2016 will be in the range of $3.15 to $3.40, excluding the impact of non-cash settlement charges of approximately $135 million relating to the Company's defined benefit retirement plans.

Results of Operations
Comparison of the First Quarter of 2016 and the First Quarter of 2015

	First Quarter of 2016		First Quarter of 2015
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$5,771		$6,232
Decrease in sales	(7.4)%		(0.7)%
Decrease in comparable sales	(6.1)%		(0.7)%
Cost of sales	(3,516)	(60.9)%	(3,800)	(61.0)%
Gross margin	2,255	39.1%	2,432	39.0%
Selling, general and administrative expenses	(1,966)	(34.1)%	(2,023)	(32.4)%
Settlement charges	(13)	(0.2)%	—	—%
Operating income	276	4.8%	409	6.6%
Interest expense - net	(98)		(95)
Income before income taxes	178		314
Federal, state and local income tax expense	(63)		(121)
Net income	115		193
Net loss attributable to noncontrolling interest	1		—
Net income attributable to Macy's, Inc. shareholders	$116	2.0%	$193	3.1%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.37		$.56
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the first quarter of 2016 decreased $.19 or 34% compared to the first quarter of 2015, reflecting lower net income, partially offset by lower average diluted shares.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the first quarter of 2016 decreased $77 million or 39.9% compared to the first quarter of 2015, reflecting lower net sales and gross margin, and settlement charges, partially offset by lower SG&A expenses and lower tax expense.

MACY'S, INC.

Net Sales
Net sales for the first quarter of 2016 decreased $461 million or 7.4% compared to the first quarter of 2015 due to year-end 2015 store closures and the decline in comparable sales. The decrease in comparable sales on an owned basis for the first quarter of 2016 was 6.1% compared to the first quarter of 2015. The decrease in comparable sales on an owned plus licensed basis for the first quarter of 2016 was 5.6% compared to the first quarter of 2015. The weakness in consumer spending levels in apparel and related categories negatively impacted sales in the first quarter of 2016. Sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco, Chicago, and Florida, continued to be negatively impacted by lower levels of spending by these tourists. The Company expects this trend in major tourist markets to continue in the near term and is focusing on increasing domestic tourist spending in such locations. Geographically, sales in the first quarter of 2016 were relatively stronger in smaller markets across the country where the impact of tourist spending was less of a factor. There were some families of business that performed relatively well in the first quarter of 2016 including: fine jewelry, dresses, active, fragrances, coats, men's tailored clothing, housewares and furniture. Sales in the first quarter of 2016 were weaker in handbags, fashion watches, women's shoes, kids, men's furnishings and luggage.
Cost of Sales
Cost of sales for the first quarter of 2016 decreased $284 million and the cost of sales rate as a percent to net sales decreased 10 basis points from the first quarter of 2015 to 60.9% for the first quarter of 2016. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
SG&A expenses for the first quarter of 2016 decreased $57 million or 2.8% from the first quarter of 2015. Although SG&A expenses decreased on a dollar basis, the SG&A rate as a percent to net sales of 34.1% was 170 basis points higher in the first quarter of 2016, as compared to the first quarter of 2015 due to lower net sales in the first quarter of 2016. SG&A expenses in the first quarter of 2016 benefited from lower retirement expenses, expense benefits from the restructuring initiatives announced in January 2016, higher income from credit operations, and also included gains on the sales of office buildings, stores and surplus properties, partially offset by continued investments in the Company's omnichannel operations and investments in Bluemercury, Macy's Backstage and Macy's China Limited. The first quarter of 2016 included gains on the sale of office buildings, stores and surplus properties of $14 million, $4 million of which related to the Macy's Brooklyn transaction. The first quarter of 2015 included gains on the sale of office buildings, stores and surplus properties of $20 million. Retirement expenses were $13 million in the first quarter of 2016, compared to $21 million in the first quarter of 2015. Income from credit operations was $182 million in the first quarter of 2016, compared to $179 million in the first quarter of 2015, reflecting higher proprietary credit card penetration partially offset by lower credit sales.
Settlement Charges
The first quarter of 2016 included $13 million of non-cash settlement charges relating to the Company's defined benefit retirement plans. These charges resulted from an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, in addition to periodic distribution activity.
Net Interest Expense
Net interest expense for the first quarter of 2016 increased $3 million from the first quarter of 2015.
 Effective Tax Rate
The Company's effective tax rate of 35.4% for the first quarter of 2016 and 38.5% for the first quarter of 2015 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

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

	First Quarter of 2016	First Quarter of 2015

Decrease in comparable sales on an owned basis (note 1)	(6.1)%	(0.7)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.5%	0.6%
Decrease in comparable sales on an owned plus licensed basis	(5.6)%	(0.1)%

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
Operating Activities
Net cash provided by operating activities in the first quarter of 2016 was $8 million, compared to $53 million provided in the first quarter of 2015, due primarily to lower net income in the first quarter of 2016.
Investing Activities
Net cash used by investing activities was $211 million in the first quarter of 2016, compared to net cash used by investing activities of $381 million in the first quarter of 2015. Investing activities for the first quarter of 2016 include purchases of property and equipment totaling $153 million and capitalized software of $75 million, compared to purchases of property and equipment totaling $180 million and capitalized software of $63 million for the first quarter of 2015. Investing activities for the first quarter of 2015 also included the acquisition of Bluemercury, Inc., net of cash acquired, for $212 million.
Financing Activities
Net cash used by the Company for financing activities was $172 million for the first quarter of 2016, including $130 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $112 million of cash dividends, and $3 million of debt repayments, partially offset by an increase in outstanding checks of $43 million and $26 million from the issuance of common stock, primarily related to the exercise of stock options.
During the first quarter of 2016, the Company repurchased approximately 3.0 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $129 million. As of April 30, 2016, the Company had $1,903 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
Net cash used by the Company for financing activities was $409 million for the first quarter of 2015, including $359 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $106 million of cash dividends, a decrease in outstanding checks of $41 million, and the repayment of $3 million of debt, partially offset by $100 million from the issuance of common stock, primarily related to the exercise of stock options.
The Company entered into a new credit agreement with certain financial institutions on May 6, 2016 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 6, 2021 and replaces the prior agreement, with similar terms, which was set to expire May 10, 2018.
As of April 30, 2016, the Company was required to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the then-existing credit agreement. The Company's interest coverage ratio for the first quarter of 2016 was 8.44 and its leverage ratio at April 30, 2016 was 2.30, in each case as calculated in accordance with the credit agreement.
On May 11, 2016, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable July 1, 2016 to Macy's shareholders of record at the close of business on June 15, 2016. This dividend is an increase from the previous quarterly dividend rate of 36 cents per share and represents the sixth increase in the dividend in the past five years.

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

New Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue. The guidance is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Further, the guidance requires improved and additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard was originally effective for the annual reporting periods beginning after December 15, 2016, including interim periods within that year. However, in August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU No. 2014-09 by one year. The guidance is now effective for the Company beginning in the first quarter of 2018, and early adoption is only permitted for the Company beginning in 2017. Upon becoming effective, the Company will apply the amendments in the updated standard either retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the impact, and the method of adoption, that this standard will have on its consolidated financial position, results of operations, and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for substantially all leases. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the statement of income. The new standard is effective for years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the impact that this standard will have on its consolidated financial position, results of operations, and cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The new guidance includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share and forfeitures. This guidance requires all excess tax benefits and tax deficiencies to be recorded in income tax expense when the awards vest or are settled, with prospective application required. The new standard is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any interim period, with all adjustments applied as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact that this standard will have on its consolidated financial position, results of operations and cash flows.
The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

MACY'S, INC.

Item 4.	Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of April 30, 2016, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's Annual Report of Form 10-K for the fiscal year ended January 30, 2016 as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
January 31, 2016 – February 27, 2016	5	39.51	—	2,032
February 28, 2016 – April 2, 2016	1,894	44.00	1,894	1,949
April 3, 2016 – April 30, 2016	1,129	40.75	1,129	1,903
	3,028	42.78	3,023
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of April 30, 2016. All authorizations are cumulative and do not have an expiration date. As of April 30, 2016, $1,903 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those expressed in or implied by such forward-looking statements.

MACY'S, INC.

Item 6.	Exhibits.

3.1	Macy's, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 3, 2016)

10.01
Credit Agreement, dated as of May 6, 2016, among Macy's, Inc., Macy's Retail Holdings, Inc., and the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, the Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on May 11, 2016)

10.02
Guarantee Agreement, dated as of May 6, 2016, among Macy's, Inc., Macy's Retail Holdings, Inc. and JPMorgan Chase Bank, N.A., as paying agent (incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on May 11, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, filed on June 3, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ DENNIS J. BRODERICK
Dennis J. Broderick Executive Vice President, General Counsel and Secretary

By:	/s/ FELICIA WILLIAMS
Felicia Williams Executive Vice President, Controller and Enterprise Risk (Principal Accounting Officer)
Date: June 3, 2016