Form 10-Q
period 2016-07-30
Macy's, Inc.
filed 2016-08-26
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2016
Common Stock, $0.01 par value per share	308,467,833 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$5,866	$6,104	$11,637	$12,336
Cost of sales	(3,468)	(3,610)	(6,984)	(7,410)
Gross margin	2,398	2,494	4,653	4,926
Selling, general and administrative expenses	(2,026)	(2,058)	(3,992)	(4,081)
Impairments and other costs	(249)	—	(249)	—
Settlement charges	(6)	—	(19)	—
Operating income	117	436	393	845
Interest expense	(98)	(94)	(197)	(189)
Interest income	1	1	2	1
Income before income taxes	20	343	198	657
Federal, state and local income tax expense	(11)	(126)	(74)	(247)
Net income	9	217	124	410
Net loss attributable to noncontrolling interest	2	—	3	—
Net income attributable to Macy's, Inc. shareholders	$11	$217	$127	$410
Basic earnings per share attributable to Macy's, Inc. shareholders	$.03	$.65	$.41	$1.21
Diluted earnings per share attributable to Macy's, Inc. shareholders	$.03	$.64	$.41	$1.19

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$9	$217	$124	$410
Other comprehensive income (loss):
Actuarial loss on postretirement benefit plans, before tax	(41)	—	(77)	—
Settlement charges, before tax	6	—	19	—
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	8	11	17	24
Tax effect related to items of other comprehensive income (loss)	10	(4)	16	(9)
Total other comprehensive income (loss), net of tax effect	(17)	7	(25)	15
Comprehensive income (loss)	(8)	224	99	425
Comprehensive loss attributable to noncontrolling interest	2	—	3	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$(6)	$224	$102	$425

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$1,000	$1,109	$843
Receivables	423	558	334
Merchandise inventories	5,322	5,506	5,496
Prepaid expenses and other current assets	471	479	437
Total Current Assets	7,216	7,652	7,110
Property and Equipment - net of accumulated depreciation and amortization of $5,457, $5,319 and $5,974	7,187	7,616	7,704
Goodwill	3,897	3,897	3,897
Other Intangible Assets – net	502	514	523
Other Assets	904	897	726
Total Assets	$19,706	$20,576	$19,960
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,063	$642	$83
Merchandise accounts payable	1,877	1,526	1,942
Accounts payable and accrued liabilities	2,514	3,333	2,277
Income taxes	23	227	64
Total Current Liabilities	5,477	5,728	4,366
Long-Term Debt	6,567	6,995	7,151
Deferred Income Taxes	1,448	1,477	1,449
Other Liabilities	2,164	2,123	2,150
Shareholders' Equity:
Macy's, Inc.	4,046	4,250	4,844
Noncontrolling interest	4	3	—
Total Shareholders’ Equity	4,050	4,253	4,844
Total Liabilities and Shareholders’ Equity	$19,706	$20,576	$19,960

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	26 Weeks Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net income	$124	$410
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments and other costs	249	—
Settlement charges	19	—
Depreciation and amortization	520	520
Stock-based compensation expense	37	47
Amortization of financing costs and premium on acquired debt	(1)	(2)
Changes in assets and liabilities:
Decrease in receivables	99	92
(Increase) decrease in merchandise inventories	184	(50)
Increase in prepaid expenses and other current assets	(40)	(29)
Increase in other assets not separately identified	—	—
Increase in merchandise accounts payable	307	314
Decrease in accounts payable, accrued liabilities and other items not separately identified	(686)	(626)
Decrease in current income taxes	(204)	(232)
Decrease in deferred income taxes	(26)	(20)
Decrease in other liabilities not separately identified	(22)	(26)
Net cash provided by operating activities	560	398
Cash flows from investing activities:
Purchase of property and equipment	(293)	(367)
Capitalized software	(151)	(144)
Acquisition of Bluemercury, Inc., net of cash acquired	—	(212)
Disposition of property and equipment	67	4
Other, net	39	104
Net cash used by investing activities	(338)	(615)
Cash flows from financing activities:
Debt repaid	(3)	(72)
Financing costs	(3)	—
Dividends paid	(228)	(227)
Increase (decrease) in outstanding checks	2	(136)
Acquisition of treasury stock	(130)	(909)
Issuance of common stock	27	158
Proceeds from noncontrolling interest	4	—
Net cash used by financing activities	(331)	(1,186)

Net decrease in cash and cash equivalents	(109)	(1,403)
Cash and cash equivalents beginning of period	1,109	2,246
Cash and cash equivalents end of period	$1,000	$843
Supplemental cash flow information:
Interest paid	$200	$194
Interest received	2	1
Income taxes paid (net of refunds received)	292	450
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 880 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdales Outlet and Bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (the "2015 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2015 10-K.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.
The Consolidated Financial Statements for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent fiscal period.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015 relate to post employment and postretirement plan items. The settlement charges incurred are included as a separate component of operating expenses in the Consolidated Statements of Income. The amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	July 30, 2016			August 1, 2015
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$11		308.5	$217		334.9
Shares to be issued under deferred compensation and other plans			0.9			0.8
	$11		309.4	$217		335.7
Basic earnings per share attributable to Macy's, Inc. shareholders		$.03			$.65
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			1.9			5.3
	$11		311.3	$217		341.0
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.03			$.64

	26 Weeks Ended
	July 30, 2016			August 1, 2015
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$127		309.1	$410		337.3
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$127		310.0	$410		338.2
Basic earnings per share attributable to Macy's, Inc. shareholders		$.41			$1.21
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			2.4			5.5
	$127		312.4	$410		343.7
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.41			$1.19

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 15.7 million shares of common stock and restricted stock units relating to 1.1 million shares of common stock were outstanding at July 30, 2016, but were not included in the computation of diluted earnings per share for the 13 and 26 weeks ended July 30, 2016 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 3.4 million shares of common stock and restricted stock units relating to 1.1 million shares of common stock were outstanding at August 1, 2015, but were not included in the computation of diluted earnings per share for the 13 and 26 weeks ended August 1, 2015 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	26 Weeks Ended
	July 30, 2016	August 1, 2015
	(millions)
7.5% Senior debentures due 2015	$—	$69
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
	$3	$72
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
On August 15, 2016, the Company redeemed at par the principal amount of $108 million of 7.875% senior debentures due 2036, pursuant to the terms of the debentures. Interest expense in the third quarter of 2016 will be lower due to the recognition of unamortized debt premium associated with this debt.
During the 26 weeks ended July 30, 2016, the Company repurchased approximately 3.0 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $129 million, and no shares of its common stock were repurchased during the 13 weeks ended July 30, 2016. As of July 30, 2016, the Company had $1,903 million of authorization remaining under its share repurchase program. The Company may repurchase shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(millions)
401(k) Qualified Defined Contribution Plan	$25	$24	$49	$47

Non-Qualified Defined Contribution Plan	$1	$1	$1	$1

Pension Plan
Service cost	$1	$1	$2	$3
Interest cost	28	34	56	68
Expected return on assets	(58)	(58)	(114)	(117)
Recognition of net actuarial loss	7	9	15	19
Amortization of prior service credit	—	—	—	—
	$(22)	$(14)	$(41)	$(27)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	6	8	12	16
Recognition of net actuarial loss	2	2	4	5
Amortization of prior service cost	—	—	—	—
	$8	$10	$16	$21

Total Retirement Expense	$12	$21	$25	$42

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	1	2	3	4
Recognition of net actuarial gain	(1)	—	(2)	—
Amortization of prior service cost	—	—	—	—
	$—	$2	$1	$4

During the 13 and 26 weeks ended July 30, 2016, the Company also incurred $6 million and $19 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges resulted from an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, in addition to periodic distribution activity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	July 30, 2016				August 1, 2015
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$141	$—	$141	$—	$101	$—	$101	$—

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount of these financial instruments approximates fair value because of the short maturity of these instruments. The fair values of long-term debt, excluding capitalized leases, are generally estimated based on quoted market prices for identical or similar instruments, and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards.
The following table shows the estimated fair value of the Company's long-term debt:

	July 30, 2016			August 1, 2015
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,461	$6,540	$6,822	$7,012	$7,123	$7,585

The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually for possible impairment in accordance with ASC Topic 350, “Intangibles - Goodwill and Other.” Goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are the Company's retail operations. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May.
During the second quarter of fiscal 2016, the Company completed its annual impairment test of goodwill and other intangible assets with indefinite lives. In connection with the preparation of these consolidated financial statements, management concluded that goodwill was not impaired as of May 30, 2016 and approximately $7 million of asset impairment charges for the 13 and 26 weeks ended July 30, 2016 were recognized in relation to indefinite lived tradenames. The fair values of these tradenames were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets and are classified as Level 3 measurements within the hierarchy as defined by applicable accounting standards.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company has announced a plan to dispose of approximately 100 Macy’s stores before the end of their previously estimated useful lives as the Company works to optimize its omnichannel approach to customers. As a result, an impairment review of the Company’s long-lived assets was required and estimated cash flows have been revised accordingly. As part of this impairment review during the 13 weeks ended July 30, 2016, long-lived assets held and used with a carrying value of $326 million were written down to their fair value of $106 million, resulting in asset impairment charges of $220 million. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets and are classified as Level 3 measurements within the hierarchy as defined by applicable accounting standards. Additionally, related liabilities will arise such as severance, contractual obligations and other accruals associated with store closings when the final determination is made regarding which Macy’s stores will be closed. The Company estimates these liabilities based on the facts and circumstances in existence for each restructuring decision. The amounts the Company will ultimately realize or disburse could differ from the amounts assumed in arriving at the asset impairment charges recorded and any restructuring charge recorded in the future.
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
Condensed Consolidating Statements of Comprehensive Income for the 13 and 26 weeks ended July 30, 2016 and August 1, 2015, Condensed Consolidating Balance Sheets as of July 30, 2016, August 1, 2015 and January 30, 2016, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended July 30, 2016 and August 1, 2015 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended July 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,494	$4,989	$(1,617)	$5,866
Cost of sales	—	(1,523)	(3,562)	1,617	(3,468)
Gross margin	—	971	1,427	—	2,398
Selling, general and administrative expenses	—	(941)	(1,085)	—	(2,026)
Impairments and other costs	—	(184)	(65)	—	(249)
Settlement charges	—	(2)	(4)	—	(6)
Operating income (loss)	—	(156)	273	—	117
Interest (expense) income, net:
External	—	(97)	—	—	(97)
Intercompany	—	(57)	57	—	—
Equity in earnings of subsidiaries	11	22	—	(33)	—
Income (loss) before income taxes	11	(288)	330	(33)	20
Federal, state and local income tax benefit (expense)	—	114	(125)	—	(11)
Net income (loss)	11	(174)	205	(33)	9
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income (loss) attributable to Macy's, Inc. shareholders	$11	$(174)	$207	$(33)	$11
Comprehensive income (loss)	$(6)	$(191)	$195	$(6)	$(8)
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$(6)	$(191)	$197	$(6)	$(6)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended August 1, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,761	$5,049	$(1,706)	$6,104
Cost of sales	—	(1,688)	(3,628)	1,706	(3,610)
Gross margin	—	1,073	1,421	—	2,494
Selling, general and administrative expenses	—	(1,025)	(1,033)	—	(2,058)
Operating income	—	48	388	—	436
Interest (expense) income, net:
External	—	(93)	—	—	(93)
Intercompany	—	(57)	57	—	—
Equity in earnings of subsidiaries	217	86	—	(303)	—
Income (loss) before income taxes	217	(16)	445	(303)	343
Federal, state and local income tax benefit (expense)	—	42	(168)	—	(126)
Net income	217	26	277	(303)	217
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Macy's, Inc. shareholders	$217	$26	$277	$(303)	$217
Comprehensive income	$224	$33	$282	$(315)	$224
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income attributable to Macy's, Inc. shareholders	$224	$33	$282	$(315)	$224

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended July 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$4,948	$10,363	$(3,674)	$11,637
Cost of sales	—	(3,127)	(7,531)	3,674	(6,984)
Gross margin	—	1,821	2,832	—	4,653
Selling, general and administrative expenses	(1)	(1,823)	(2,168)	—	(3,992)
Impairments and other costs	—	(184)	(65)	—	(249)
Settlement charges	—	(5)	(14)	—	(19)
Operating income (loss)	(1)	(191)	585	—	393
Interest (expense) income, net:
External	1	(196)	—	—	(195)
Intercompany	—	(115)	115	—	—
Equity in earnings of subsidiaries	127	32	—	(159)	—
Income (loss) before income taxes	127	(470)	700	(159)	198
Federal, state and local income tax benefit (expense)	—	175	(249)	—	(74)
Net income (loss)	127	(295)	451	(159)	124
Net loss attributable to noncontrolling interest		—	3	—	3
Net income (loss) attributable to Macy's, Inc. shareholders	$127	$(295)	$454	$(159)	$127
Comprehensive income (loss)	$102	$(320)	$436	$(119)	$99
Comprehensive loss attributable to noncontrolling interest	—	—	3	—	3
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$102	$(320)	$439	$(119)	$102

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended August 1, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$5,537	$10,740	$(3,941)	$12,336
Cost of sales	—	(3,497)	(7,854)	3,941	(7,410)
Gross margin	—	2,040	2,886	—	4,926
Selling, general and administrative expenses	(1)	(2,005)	(2,075)	—	(4,081)
Operating income (loss)	(1)	35	811	—	845
Interest (expense) income, net:
External	—	(188)	—	—	(188)
Intercompany	—	(115)	115	—	—
Equity in earnings of subsidiaries	411	146	—	(557)	—
Income (loss) before income taxes	410	(122)	926	(557)	657
Federal, state and local income tax benefit (expense)	—	79	(326)	—	(247)
Net income (loss)	410	(43)	600	(557)	410
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$410	$(43)	$600	$(557)	$410
Comprehensive income (loss)	$425	$(28)	$609	$(581)	$425
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$425	$(28)	$609	$(581)	$425

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of July 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$621	$89	$290	$—	$1,000
Receivables	—	146	277	—	423
Merchandise inventories	—	2,500	2,822	—	5,322
Income tax receivable	8	11	—	(19)	—
Prepaid expenses and other current assets	—	84	387	—	471
Total Current Assets	629	2,830	3,776	(19)	7,216
Property and Equipment – net	—	3,586	3,601	—	7,187
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	49	453	—	502
Other Assets	—	155	749	—	904
Deferred Income Taxes	23	—	—	(23)	—
Intercompany Receivable	—	—	2,710	(2,710)	—
Investment in Subsidiaries	4,524	3,247	—	(7,771)	—
Total Assets	$5,176	$13,182	$11,871	$(10,523)	$19,706
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$1,062	$1	$—	$1,063
Merchandise accounts payable	—	825	1,052	—	1,877
Accounts payable and accrued liabilities	29	1,380	1,105	—	2,514
Income taxes	—	—	42	(19)	23
Total Current Liabilities	29	3,267	2,200	(19)	5,477
Long-Term Debt	—	6,549	18	—	6,567
Intercompany Payable	1,043	1,667	—	(2,710)	—
Deferred Income Taxes	—	653	818	(23)	1,448
Other Liabilities	58	573	1,533	—	2,164
Shareholders' Equity:
Macy's, Inc.	4,046	473	7,298	(7,771)	4,046
Noncontrolling Interest	—	—	4	—	4
Total Shareholders' Equity	4,046	473	7,302	(7,771)	4,050
Total Liabilities and Shareholders' Equity	$5,176	$13,182	$11,871	$(10,523)	$19,706

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of August 1, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$511	$76	$256	$—	$843
Receivables	—	85	249	—	334
Merchandise inventories	—	2,712	2,784	—	5,496
Income tax receivable	98	—	—	(98)	—
Prepaid expenses and other current assets	—	104	333	—	437
Total Current Assets	609	2,977	3,622	(98)	7,110
Property and Equipment – net	—	4,230	3,474	—	7,704
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	62	461	—	523
Other Assets	2	44	680	—	726
Deferred Income Taxes	24	—	—	(24)	—
Intercompany Receivable	—	—	3,634	(3,634)	—
Investment in Subsidiaries	4,779	3,640	—	(8,419)	—
Total Assets	$5,414	$14,268	$12,453	$(12,175)	$19,960
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$82	$1	$—	$83
Merchandise accounts payable	—	930	1,012	—	1,942
Accounts payable and accrued liabilities	23	980	1,274	—	2,277
Income taxes	—	10	152	(98)	64
Total Current Liabilities	23	2,002	2,439	(98)	4,366
Long-Term Debt	—	7,132	19	—	7,151
Intercompany Payable	483	3,151	—	(3,634)	—
Deferred Income Taxes	—	736	737	(24)	1,449
Other Liabilities	64	551	1,535	—	2,150
Shareholders' Equity:
Macy's, Inc.	4,844	696	7,723	(8,419)	4,844
Noncontrolling Interest	—	—	—	—	—
Total Shareholders' Equity	4,844	696	7,723	(8,419)	4,844
Total Liabilities and Shareholders' Equity	$5,414	$14,268	$12,453	$(12,175)	$19,960

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$127	$(295)	$451	$(159)	$124
Impairments and other costs	—	184	65	—	249
Settlement charges	—	5	14	—	19
Equity in earnings of subsidiaries	(127)	(32)	—	159	—
Dividends received from subsidiaries	303	575	—	(878)	—
Depreciation and amortization	—	205	315	—	520
(Increase) decrease in working capital	32	361	(733)	—	(340)
Other, net	17	(31)	2	—	(12)
Net cash provided by operating activities	352	972	114	(878)	560
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(50)	(327)	—	(377)
Other, net	—	43	(4)	—	39
Net cash used by investing activities	—	(7)	(331)	—	(338)
Cash flows from financing activities:
Debt repaid	—	(3)	—	—	(3)
Dividends paid	(228)	—	(878)	878	(228)
Common stock acquired, net of issuance of common stock	(103)	—	—	—	(103)
Proceeds from noncontrolling interest	—	—	4	—	4
Intercompany activity, net	(139)	(937)	1,076	—	—
Other, net	(2)	(27)	28	—	(1)
Net cash provided (used) by financing activities	(472)	(967)	230	878	(331)
Net increase (decrease) in cash and cash equivalents	(120)	(2)	13	—	(109)
Cash and cash equivalents at beginning of period	741	91	277	—	1,109
Cash and cash equivalents at end of period	$621	$89	$290	$—	$1,000

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

For purposes of the following discussion, all references to "second quarter of 2016" and "second quarter of 2015" are to the Company's 13-week fiscal periods ended July 30, 2016 and August 1, 2015, respectively, and all references to "2016" and "2015" are to the Company's 26-week fiscal periods ended July 30, 2016 and August 1, 2015, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2015 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2015 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 28 and 29.
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations include approximately 880 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdales Outlet and Bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates is operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
The Company continues to be focused on three key strategies for growth in sales, earnings and cash flow in the years ahead: (i) maximizing the My Macy's localization initiative; (ii) driving the omnichannel business; and (iii) embracing customer centricity, including engaging customers through building Magic connections. These strategies have evolved and the Company has developed specific initiatives to acquire new customers and strengthen loyalty, deliver distinctive merchandise, expand the digital frontier and new formats and to create signature customer experiences.
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
Macy's Magic connections is an approach to customer engagement that helps Macy's better understand the needs of customers, as well as provide merchandise options and advice. Macy's engages its customers through building Magic connections on the selling floor, through mobile apps and all other customer interactions.

MACY'S, INC.

In August 2016, the Company announced a series of initiatives to drive profitable growth, enhance shareholder value and strengthen Macy's as the preferred omnichannel shopping destination. The company will heighten the Macy's brand with exclusive products and an improved shopping experience. Plans also include re-creating Macy's physical store presence as customer shopping preferences and patterns evolve by operating fewer stores and concentrating financial resources and talent on the better-performing locations. As part of this strategy, the Company intends to close approximately 100 Macy's full-line stores (out of a current portfolio of 728 Macy's stores). Most of these stores will close early in 2017, with the balance closing as leases and certain operating covenants expire or are amended and waived. Macy's will reallocate investments to higher-growth-potential store and digital businesses. These investments will include adding new vendor shops, additional licensing agreements, increasing the size and quality of store staffing, and investing in capacity-building on the Company's websites and mobile apps.
In addition, the Company continues to pursue selected real estate dispositions to monetize assets in instances where the business is simultaneously enhanced or where the value of real estate significantly outweighs the value of the retail business. The Company is also in early-stage joint venture/strategic alliance discussions with various potential partners.
In January 2016, the Company completed a $270 million real estate transaction that will enable a re-creation of Macy's Brooklyn store. The Company will continue to own and operate the first four floors and lower level of its existing nine-story retail store, which will be reconfigured and remodeled. The remaining portion of the store and its nearby parking facility were sold to Tishman Speyer in a single sales transaction. As the sales agreement requires the Company to conduct certain redevelopment activities at Macy's Brooklyn store, the Company will recognize a gain of approximately $250 million under the percentage of completion method of accounting. Accordingly, $99 million has been recognized to-date and the remaining gain is anticipated to be recognized over the next two years, with $36 million expected to be recognized in fiscal 2016.
In 2015, the Company launched the marketing of potential partnership and joint venture transactions for certain of its real estate. This includes the owned mall-based properties, as well as Macy's flagship real estate assets in Manhattan (Herald Square), San Francisco (Union Square), Chicago (State Street) and Minneapolis (downtown Nicollet Mall). The Company continues to analyze prospective transactions for its flagship real state assets and is currently in preliminary negotiations to sell the Macy's Men's store on Union Square in San Francisco.
In 2015, the Company opened the first six pilot stores in Macy's new off-price business, Macy's Backstage, in the New York City metro area. The Macy's Backstage locations average about 30,000 square feet and sell an assortment of women's, men's and children's apparel, shoes, fashion accessories, housewares, home textiles, intimate apparel and jewelry. As of July 30, 2016, the Company is operating 16 Macy's Backstage locations (six freestanding and ten inside Macy's stores).
In March 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. The Company is focused on accelerating the growth of sales in freestanding Bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding Bluemercury products and boutiques to Macy's stores. As of July 30, 2016, the Company is operating 103 Bluemercury locations (91 freestanding and 12 inside Macy's stores). During 2016, the Company opened 14 new freestanding Bluemercury stores.
The Company is focused on improving the recent business trend through a series of organic and new business initiatives. The initiatives include a focus on fine jewelry and watches, expansion of Macy's Backstage (including freestanding locations and inside existing Macy's stores), "Last Act" - a simplified pricing approach to clearance merchandise in Macy's stores, a focus on the "Top 150" store locations (including product presentation, customer service and special events), a focus on the beauty business including the expansion of Bluemercury freestanding locations and inside existing Macy's stores and a focus on enhancements to mobile technology. The Company is planning to offer customers greater newness and more exclusive merchandise through an array of new and exclusive product launches. The Company is also pursuing additional opportunities to reduce expense, while still investing in key areas including digital and customer service.
During the final 26 weeks of fiscal 2016, the Company intends to open one new Macy's store, 17 additional Bluemercury locations (ten freestanding and seven inside Macy's), six Macy's Backstage locations (one freestanding and five inside Macy's stores) and one new Bloomingdale's Outlet.
In August 2015, the Company established a joint venture, Macy's China Limited, of which the Company holds a sixty-five percent ownership interest and Hong Kong-based Fung Retailing Limited holds the remaining thirty-five percent ownership interest. Macy's China Limited began selling merchandise in China in the fourth quarter of 2015 through an e-commerce presence on Alibaba Group's Tmall Global. The Company's periodic reporting includes the financial operations of Macy's China Limited, with the thirty-five percent ownership reported as a noncontrolling interest.

MACY'S, INC.

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
In recent years, consumer spending levels have been affected to varying degrees by a number of factors, including modest economic growth, uncertainty regarding governmental spending and tax policies, unemployment levels, tightened consumer credit, an improving housing market and a fluctuating stock market. In addition, consumer spending levels of international customers are impacted by the strength of the U.S. dollar relative to foreign currencies. These factors have affected, to varying degrees, the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company.
All economic conditions ultimately affect the Company's overall operations. However, the effects of economic conditions can be experienced differently and at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to each of the Company's branded operations.
Based on its assessment of current and anticipated market conditions and its recent performance, the Company expects comparable sales on an owned plus licensed basis for fiscal 2016 to decrease in the range of 3% to 4% from 2015 levels, with comparable sales on an owned basis approximately 50 basis points lower. The Company currently expects that its earnings per share attributable to Macy's, Inc. in fiscal 2016 will be in the range of $3.15 to $3.40, excluding the impact of non-cash settlement charges relating to the Company's defined benefit plans and the impact of asset impairment and other costs associated primarily with plans to close approximately 100 stores.

MACY'S, INC.

Results of Operations
Comparison of the Second Quarter of 2016 and the Second Quarter of 2015

	Second Quarter of 2016		Second Quarter of 2015
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$5,866		$6,104
Decrease in sales	(3.9)%		(2.6)%
Decrease in comparable sales	(2.6)%		(2.1)%
Cost of sales	(3,468)	(59.1)%	(3,610)	(59.1)%
Gross margin	2,398	40.9%	2,494	40.9%
Selling, general and administrative expenses	(2,026)	(34.5)%	(2,058)	(33.8)%
Impairments and other costs	(249)	(4.3)%	—	—
Settlement charges	(6)	(0.1)%	—	—%
Operating income	117	2.0%	436	7.1%
Interest expense - net	(97)		(93)
Income before income taxes	20		343
Federal, state and local income tax expense	(11)		(126)
Net income	9		217
Net loss attributable to noncontrolling interest	2		—
Net income attributable to Macy's, Inc. shareholders	$11	0.2%	$217	3.6%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.03		$.64

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs and settlement charges	$.54		$.64
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the second quarter of 2016 decreased $.61 or 95.3% compared to the second quarter of 2015, reflecting lower net income, partially offset by lower average diluted shares. Excluding the impact of impairments and other costs and settlement charges, diluted earnings per share for the second quarter of 2016 decreased $.10 or 15.6% compared to the second quarter of 2015.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the second quarter of 2016 decreased $206 million or 94.9% compared to the second quarter of 2015, reflecting lower net sales and gross margin, impairments and other costs, and settlement charges, partially offset by lower SG&A expenses and lower tax expense.
Net Sales
Net sales for the second quarter of 2016 decreased $238 million or 3.9% compared to the second quarter of 2015 due to fiscal year-end 2015 store closures and the decline in comparable sales. The decrease in comparable sales on an owned basis for the second quarter of 2016 was 2.6% compared to the second quarter of 2015. The decrease in comparable sales on an owned plus licensed basis for the second quarter of 2016 was 2.0% compared to the second quarter of 2015. Sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco, Chicago, and Florida, continued to be negatively impacted by lower levels of spending by these tourists, but with less of an impact than in recent quarters. Geographically, sales in the second quarter of 2016 were relatively stronger in the Southwest region. The families of business which performed well in the second quarter of 2016 included all of apparel (women's, men's and children's), fine jewelry, shoes, fragrances, textiles and housewares. Sales in the second quarter of 2016 were weaker in handbags and fashion jewelry and watches.

MACY'S, INC.

Cost of Sales
Cost of sales for the second quarter of 2016 decreased $142 million and the cost of sales rate as a percent to net sales remained 59.1% for the second quarter of 2016. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the second quarter of 2016 decreased $32 million or 1.6% from the second quarter of 2015. Although SG&A expenses decreased on a dollar basis, the SG&A rate as a percent to net sales of 34.5% was 70 basis points higher in the second quarter of 2016, as compared to the second quarter of 2015 due to lower net sales in the second quarter of 2016. SG&A expenses in the second quarter of 2016 benefited from lower retirement expenses, expense savings from the restructuring initiatives announced in January 2016, and gains on the sales of office buildings, stores and surplus properties, partially offset by lower income from credit operations and continued investments in the Company's omnichannel operations, Bluemercury, Macy's Backstage and Macy's China Limited. The second quarter of 2016 included gains on the sale of office buildings, stores and surplus properties of $21 million, $11 million of which related to the Macy's Brooklyn transaction. Retirement expenses were $12 million in the second quarter of 2016, compared to $21 million in the second quarter of 2015. Income from credit operations was $181 million in the second quarter of 2016, compared to $195 million in the second quarter of 2015, reflecting lower credit sales.
Impairments and Other Costs
Impairments and other costs were $249 million for the second quarter of 2016 and related primarily to the Company's plans to close approximately 100 Macy's full-line stores in early 2017.
Settlement Charges
The second quarter of 2016 included $6 million of non-cash settlement charges relating to the Company's defined benefit plans. These charges resulted from an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, in addition to periodic distribution activity.
Net Interest Expense
Net interest expense for the second quarter of 2016 increased $4 million from the second quarter of 2015.
 Effective Tax Rate
The Company's effective tax rate of 55.0% for the second quarter of 2016 and 36.7% for the second quarter of 2015 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes.

MACY'S, INC.

Comparison of the 26 Weeks Ended July 30, 2016 and August 1, 2015

	2016		2015
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$11,637		$12,336
Decrease in sales	(5.7)%		(1.7)%
Decrease in comparable sales	(4.4)%		(1.4)%
Cost of sales	(6,984)	(60.0)%	(7,410)	(60.1)%
Gross margin	4,653	40.0%	4,926	39.9%
Selling, general and administrative expenses	(3,992)	(34.3)%	(4,081)	(33.1)%
Impairments and other costs	(249)	(2.1)%	—	—
Settlement charges	(19)	(0.2)%	—	—%
Operating income	393	3.4%	845	6.8%
Interest expense - net	(195)		(188)
Income before income taxes	198		657
Federal, state and local income tax expense	(74)		(247)
Net income	124		410
Net loss attributable to noncontrolling interest	3		—
Net income attributable to Macy's, Inc. shareholders	$127	1.1%	$410	3.3%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.41		$1.19

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs and settlement charges	$.94		$1.19
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for 2016 decreased $.78 or 65.5% compared to 2015, reflecting lower net income, partially offset by lower average diluted shares. Excluding the impact of impairments and other costs and settlement charges, diluted earnings per share for 2016 decreased $.25 or 21.0% compared to 2015.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2016 decreased $283 million or 69.0% compared to 2015, reflecting lower net sales and gross margin, impairments and other costs, and settlement charges, partially offset by lower SG&A expenses and lower tax expense.
Net Sales
Net sales for 2016 decreased $699 million or 5.7% compared to 2015 due to fiscal year-end 2015 store closures and the decline in comparable sales. The decrease in comparable sales on an owned basis for 2016 was 4.4% compared to 2015. The decrease in comparable sales on an owned plus licensed basis for 2016 was 3.8% compared to 2015. The weakness in consumer spending levels in apparel and related categories negatively impacted sales in 2016, although to a lesser extent in the second quarter as compared to the first quarter. Sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco, Chicago, and Florida, continued to be negatively impacted by lower levels of spending by these tourists. Geographically, sales in 2016 were relatively stronger in the Southwest region. There were some families of business that performed relatively well in 2016 including: fine jewelry, fragrances and housewares. Sales in 2016 were weaker in handbags and fashion watches.
Cost of Sales
Cost of sales for 2016 decreased $426 million and the cost of sales rate as a percent to net sales decreased 10 basis points from 2015 to 60.0% for 2016. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.

MACY'S, INC.

Selling, General and Administrative Expenses
SG&A expenses for 2016 decreased $89 million or 2.2% from 2015. Although SG&A expenses decreased on a dollar basis, the SG&A rate as a percent to net sales of 34.3% was 120 basis points higher in 2016, as compared to 2015 due to lower net sales in 2016. SG&A expenses in 2016 benefited from lower retirement expenses, expense savings from the restructuring initiatives announced in January 2016, and gains on the sales of office buildings, stores and surplus properties, partially offset by lower income from credit operations and continued investments in the Company's omnichannel operations, Bluemercury, Macy's Backstage and Macy's China Limited. SG&A expenses included gains on the sale of office buildings, stores and surplus properties of $35 million, $15 million of which related to the Macy's Brooklyn transaction. SG&A expenses for 2015 included gains on the sale of office buildings, stores and surplus properties of $20 million. Retirement expenses were $25 million in 2016, compared to $42 million in 2015. Income from credit operations was $363 million in 2016, compared to $374 million in 2015, reflecting lower credit sales.
Impairments and Other Costs
Impairments and other costs were $249 million for 2016 and related primarily to the Company's plans to close approximately 100 Macy's full-line stores in early 2017.
Settlement Charges
2016 included $19 million of non-cash settlement charges relating to the Company's defined benefit plans. These charges resulted from an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, in addition to periodic distribution activity.
Net Interest Expense
Net interest expense for 2016 increased $7 million from 2015, reflecting higher levels of outstanding borrowings.
 Effective Tax Rate
The Company's effective tax rate of 37.4% for 2016 and 37.6% for 2015 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, supplementally to its results of operations calculated in accordance with GAAP assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Management also believes that the combined measure is useful in assessing changes in total customer demand. Management believes that excluding certain items that may vary substantially in frequency and magnitude from diluted earnings per share attributable to Macy's, Inc. shareholders is a useful supplemental measure that assists in evaluating the Company's ability to generate earnings and to more readily compare these metrics between past and future periods.
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
Change in Comparable Sales
The following is a tabular reconciliation of the non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis, to GAAP comparable sales (i.e. on an owned basis), which the Company believes to be the most directly comparable GAAP financial measure.

	Second Quarter of 2016	Second Quarter of 2015

Decrease in comparable sales on an owned basis (note 1)	(2.6)%	(2.1)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.6%	0.6%
Decrease in comparable sales on an owned plus licensed basis	(2.0)%	(1.5)%

	2016	2015

Decrease in comparable sales on an owned basis (note 1)	(4.4)%	(1.4)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.6%	0.6%
Decrease in comparable sales on an owned plus licensed basis	(3.8)%	(0.8)%

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

	Second Quarter of 2016	Second Quarter of 2015

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.03	$.64
Add back the pre-tax impact of impairments and other costs	.80	—
Add back the pre-tax impact of settlement charges	.02	—
Deduct the income tax impact of impairments and other costs and settlement charges	(.31)	—
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs and settlement charges	$.54	$.64

	2016	2015

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.41	$1.19
Add back the pre-tax impact of impairments and other costs	.80	—
Add back the pre-tax impact of settlement charges	.06	—
Deduct the income tax impact of impairments and other costs and settlement charges	(.33)	—
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs and settlement charges	$.94	$1.19

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2016 was $560 million, compared to $398 million provided in 2015, primarily due to a reduction in merchandise inventories.
Investing Activities
Net cash used by investing activities was $338 million in 2016, compared to net cash used by investing activities of $615 million in 2015. Investing activities for 2016 include purchases of property and equipment totaling $293 million and capitalized software of $151 million, compared to purchases of property and equipment totaling $367 million and capitalized software of $144 million for 2015. Investing activities for 2015 also included the acquisition of Bluemercury, Inc., net of cash acquired, for $212 million.
Financing Activities
Net cash used by the Company for financing activities was $331 million for 2016, including $130 million for the acquisition of the Company's common stock, which includes stock repurchased under the share repurchase program and to cover employee tax liabilities related to stock plan activity, the payment of $228 million of cash dividends, and $3 million of debt repayments, partially offset by $27 million from the issuance of common stock, primarily related to the exercise of stock options.
During 2016, the Company repurchased approximately 3.0 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $129 million. As of July 30, 2016, the Company had $1,903 million of authorization remaining under its share repurchase program. The Company may repurchase shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
Net cash used by the Company for financing activities was $1,186 million for 2015, including $909 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $227 million of cash dividends, a decrease in outstanding checks of $136 million, and the repayment of $72 million of debt, partially offset by $158 million from the issuance of common stock, primarily related to the exercise of stock options.
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
As of July 30, 2016, the Company was required to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the credit agreement. The Company's interest coverage ratio for the second quarter of 2016 was 8.19 and its leverage ratio at July 30, 2016 was 2.35, in each case as calculated in accordance with the credit agreement.
On August 15, 2016, the Company redeemed at par the principal amount of $108 million of 7.875% senior debentures due 2036, pursuant to the terms of the debentures. Interest expense in the third quarter of 2016 will be lower due to the recognition of unamortized debt premium associated with this debt.
On August 26, 2016, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable October 3, 2016 to Macy's shareholders of record at the close of business on September 15, 2016.

MACY'S, INC.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of July 30, 2016, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
May 1, 2016 – May 28, 2016	—	—	—	1,903
May 29, 2016 – July 2, 2016	—	—	—	1,903
July 3, 2016 – July 30, 2016	—	—	—	1,903
	—	—	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of July 30, 2016. All authorizations are cumulative and do not have an expiration date. As of July 30, 2016, $1,903 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

•	conditions to, or changes in the timing of, proposed transactions, including planned store closings, and changes in expected synergies, cost savings and non-recurring charges;

•	transactions involving our real estate portfolio;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, filed on August 26, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
Date: August 26, 2016