Form 10-Q
period 2016-10-29
Macy's, Inc.
filed 2016-12-01
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2016
Common Stock, $0.01 par value per share	305,670,055 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$5,626	$5,874	$17,263	$18,210
Cost of sales	(3,386)	(3,537)	(10,370)	(10,947)
Gross margin	2,240	2,337	6,893	7,263
Selling, general and administrative expenses	(2,071)	(1,968)	(6,063)	(6,049)
Impairments and other costs	—	(111)	(249)	(111)
Settlement charges	(62)	—	(81)	—
Operating income	107	258	500	1,103
Interest expense	(82)	(80)	(279)	(269)
Interest income	1	—	3	1
Income before income taxes	26	178	224	835
Federal, state and local income tax expense	(11)	(61)	(85)	(308)
Net income	15	117	139	527
Net loss attributable to noncontrolling interest	2	1	5	1
Net income attributable to Macy's, Inc. shareholders	$17	$118	$144	$528
Basic earnings per share attributable to Macy's, Inc. shareholders	$.05	$.36	$.46	$1.58
Diluted earnings per share attributable to Macy's, Inc. shareholders	$.05	$.36	$.46	$1.56

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$15	$117	$139	$527
Other comprehensive income:
Actuarial gain (loss) on postretirement benefit plans, before tax	3	—	(74)	—
Settlement charges, before tax	62	—	81	—
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	9	12	26	36
Tax effect related to items of other comprehensive income	(29)	(5)	(13)	(14)
Total other comprehensive income, net of tax effect	45	7	20	22
Comprehensive income	60	124	159	549
Comprehensive loss attributable to noncontrolling interest	2	1	5	1
Comprehensive income attributable to Macy's, Inc. shareholders	$62	$125	$164	$550

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$457	$1,109	$474
Receivables	262	558	200
Merchandise inventories	7,587	5,506	7,971
Income tax receivable	60	—	—
Prepaid expenses and other current assets	454	479	426
Total Current Assets	8,820	7,652	9,071
Property and Equipment - net of accumulated depreciation and amortization of $5,625, $5,319 and $5,974	7,149	7,616	7,629
Goodwill	3,897	3,897	3,897
Other Intangible Assets – net	499	514	518
Other Assets	909	897	768
Total Assets	$21,274	$20,576	$21,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$938	$642	$857
Merchandise accounts payable	3,375	1,526	3,608
Accounts payable and accrued liabilities	2,930	3,333	2,687
Income taxes	—	227	102
Total Current Liabilities	7,243	5,728	7,254
Long-Term Debt	6,563	6,995	7,076
Deferred Income Taxes	1,548	1,477	1,453
Other Liabilities	2,129	2,123	2,125
Shareholders' Equity:
Macy's, Inc.	3,789	4,250	3,971
Noncontrolling interest	2	3	4
Total Shareholders’ Equity	3,791	4,253	3,975
Total Liabilities and Shareholders’ Equity	$21,274	$20,576	$21,883

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	39 Weeks Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$139	$527
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments and other costs	249	111
Settlement charges	81	—
Depreciation and amortization	787	791
Stock-based compensation expense	56	65
Amortization of financing costs and premium on acquired debt	(14)	(14)
Changes in assets and liabilities:
Decrease in receivables	237	226
Increase in merchandise inventories	(2,081)	(2,525)
Increase in prepaid expenses and other current assets	(37)	(36)
Increase in other assets not separately identified	(1)	(1)
Increase in merchandise accounts payable	1,665	1,773
Decrease in accounts payable, accrued liabilities and other items not separately identified	(482)	(385)
Decrease in current income taxes	(287)	(194)
Increase (decrease) in deferred income taxes	45	(21)
Decrease in other liabilities not separately identified	(49)	(39)
Net cash provided by operating activities	308	278
Cash flows from investing activities:
Purchase of property and equipment	(451)	(591)
Capitalized software	(230)	(249)
Acquisition of Bluemercury, Inc., net of cash acquired	—	(212)
Disposition of property and equipment	138	94
Other, net	52	97
Net cash used by investing activities	(491)	(861)
Cash flows from financing activities:
Debt issued	54	791
Debt repaid	(174)	(152)
Financing costs	(3)	—
Dividends paid	(344)	(344)
Increase in outstanding checks	193	136
Acquisition of treasury stock	(230)	(1,785)
Issuance of common stock	31	160
Proceeds from noncontrolling interest	4	5
Net cash used by financing activities	(469)	(1,189)

Net decrease in cash and cash equivalents	(652)	(1,772)
Cash and cash equivalents beginning of period	1,109	2,246
Cash and cash equivalents end of period	$457	$474
Supplemental cash flow information:
Interest paid	$279	$274
Interest received	3	2
Income taxes paid (net of refunds received)	308	474
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
The Consolidated Financial Statements for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform with the classifications of such amounts for the most recent fiscal period.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015 relate to post employment and postretirement plan items. The settlement charges incurred are included as a separate component of operating expenses in the Consolidated Statements of Income. The amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	October 29, 2016			October 31, 2015
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$17		307.5	$118		324.5
Shares to be issued under deferred compensation and other plans			0.9			0.8
	$17		308.4	$118		325.3
Basic earnings per share attributable to Macy's, Inc. shareholders		$.05			$.36
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			2.2			4.4
	$17		310.6	$118		329.7
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.05			$.36

	39 Weeks Ended
	October 29, 2016			October 31, 2015
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$144		308.6	$528		333.0
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$144		309.5	$528		333.9
Basic earnings per share attributable to Macy's, Inc. shareholders		$.46			$1.58
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			2.3			5.1
	$144		311.8	$528		339.0
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.46			$1.56

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 15.7 million shares of common stock and restricted stock units relating to 0.7 million shares of common stock were outstanding at October 29, 2016, but were not included in the computation of diluted earnings per share for the 13 and 39 weeks ended October 29, 2016 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 6.2 million shares of common stock and restricted stock units relating to 0.7 million shares of common stock were outstanding at October 31, 2015, but were not included in the computation of diluted earnings per share for the 13 and 39 weeks ended October 31, 2015 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	39 Weeks Ended
	October 29, 2016	October 31, 2015
	(millions)
7.875% Senior debentures due 2036	$108	$—
7.45% Senior debentures due 2016	59	—
8.125% Senior debentures due 2035	—	76
7.5% Senior debentures due 2015	—	69
9.5% amortizing debentures due 2021	4	4
9.75% amortizing debentures due 2021	2	2
Capital leases and other obligations	1	1
	$174	$152
On October 14, 2016, the Company repaid $59 million of 7.45% senior debentures at maturity. On August 15, 2016, the Company redeemed at par the principal amount of $108 million of 7.875% senior debentures due 2036, pursuant to the terms of the debentures. Interest expense in the third quarter of 2016 benefited from the recognition of unamortized debt premium associated with this debt.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement with certain financial institutions. As of October 29, 2016, the Company had $52 million of seasonal borrowings outstanding under this commercial paper program at a weighted average interest rate of 0.7% and with a weighted average maturity of three days.
During the 39 weeks ended October 29, 2016, the Company repurchased approximately 6.0 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $238 million. As of October 29, 2016, the Company had $1,794 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(millions)
401(k) Qualified Defined Contribution Plan	$22	$22	$71	$69

Non-Qualified Defined Contribution Plan	$—	$1	$1	$1

Pension Plan
Service cost	$1	$2	$3	$5
Interest cost	27	35	83	103
Expected return on assets	(56)	(59)	(170)	(176)
Recognition of net actuarial loss	7	9	22	28
Amortization of prior service credit	—	—	—	—
	$(21)	$(13)	$(62)	$(40)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	5	7	17	23
Recognition of net actuarial loss	3	3	7	8
Amortization of prior service cost	—	—	—	—
	$8	$10	$24	$31

Total Retirement Expense	$9	$20	$34	$61

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	1	2	4	6
Recognition of net actuarial gain	(1)	—	(3)	—
Amortization of prior service cost	—	—	—	—
	$—	$2	$1	$6

During the 13 and 39 weeks ended October 29, 2016, the Company also incurred $62 million and $81 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are a result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, in addition to periodic distribution activity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	October 29, 2016				October 31, 2015
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$127	$—	$127	$—	$98	$—	$98	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	October 29, 2016			October 31, 2015
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,459	$6,536	$6,749	$6,950	$7,048	$7,268

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

6.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group International, LLC, Macy's Merchandising Group International (Hong Kong) Limited, and its majority-owned subsidiary Macy's China Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
Condensed Consolidating Statements of Comprehensive Income for the 13 and 39 weeks ended October 29, 2016 and October 31, 2015, Condensed Consolidating Balance Sheets as of October 29, 2016, October 31, 2015 and January 30, 2016, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended October 29, 2016 and October 31, 2015 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended October 29, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,376	$6,183	$(2,933)	$5,626
Cost of sales	—	(1,577)	(4,742)	2,933	(3,386)
Gross margin	—	799	1,441	—	2,240
Selling, general and administrative expenses	(1)	(909)	(1,161)	—	(2,071)
Settlement charges	—	(24)	(38)	—	(62)
Operating income (loss)	(1)	(134)	242	—	107
Interest (expense) income, net:
External	1	(82)	—	—	(81)
Intercompany	—	(51)	51	—	—
Equity in earnings (loss) of subsidiaries	17	(101)	—	84	—
Income (loss) before income taxes	17	(368)	293	84	26
Federal, state and local income tax benefit (expense)	—	68	(79)	—	(11)
Net income (loss)	17	(300)	214	84	15
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income (loss) attributable to Macy's, Inc. shareholders	$17	$(300)	$216	$84	$17
Comprehensive income (loss)	$62	$(255)	$241	$12	$60
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$62	$(255)	$243	$12	$62

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended October 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,654	$6,366	$(3,146)	$5,874
Cost of sales	—	(1,761)	(4,922)	3,146	(3,537)
Gross margin	—	893	1,444	—	2,337
Selling, general and administrative expenses	—	(957)	(1,011)	—	(1,968)
Impairments and other costs	—	(102)	(9)	—	(111)
Operating income (loss)	—	(166)	424	—	258
Interest (expense) income, net:
External	—	(79)	(1)	—	(80)
Intercompany	—	(58)	58	—	—
Equity in earnings (loss) of subsidiaries	117	(9)	—	(108)	—
Income (loss) before income taxes	117	(312)	481	(108)	178
Federal, state and local income tax benefit (expense)	1	84	(146)	—	(61)
Net income (loss)	118	(228)	335	(108)	117
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) attributable to Macy's, Inc. shareholders	$118	$(228)	$336	$(108)	$118
Comprehensive income (loss)	$125	$(221)	$339	$(119)	$124
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$125	$(221)	$340	$(119)	$125

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended October 29, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$7,324	$16,546	$(6,607)	$17,263
Cost of sales	—	(4,704)	(12,273)	6,607	(10,370)
Gross margin	—	2,620	4,273	—	6,893
Selling, general and administrative expenses	(2)	(2,732)	(3,329)	—	(6,063)
Impairments and other costs	—	(184)	(65)	—	(249)
Settlement charges	—	(29)	(52)	—	(81)
Operating income (loss)	(2)	(325)	827	—	500
Interest (expense) income, net:
External	2	(278)	—	—	(276)
Intercompany	—	(166)	166	—	—
Equity in earnings (loss) of subsidiaries	144	(69)	—	(75)	—
Income (loss) before income taxes	144	(838)	993	(75)	224
Federal, state and local income tax benefit (expense)	—	243	(328)	—	(85)
Net income (loss)	144	(595)	665	(75)	139
Net loss attributable to noncontrolling interest		—	5	—	5
Net income (loss) attributable to Macy's, Inc. shareholders	$144	$(595)	$670	$(75)	$144
Comprehensive income (loss)	$164	$(575)	$677	$(107)	$159
Comprehensive loss attributable to noncontrolling interest	—	—	5	—	5
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$164	$(575)	$682	$(107)	$164

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended October 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$8,191	$17,106	$(7,087)	$18,210
Cost of sales	—	(5,258)	(12,776)	7,087	(10,947)
Gross margin	—	2,933	4,330	—	7,263
Selling, general and administrative expenses	(1)	(2,962)	(3,086)	—	(6,049)
Impairments and other costs	—	(102)	(9)	—	(111)
Operating income (loss)	(1)	(131)	1,235	—	1,103
Interest (expense) income, net:
External	—	(267)	(1)	—	(268)
Intercompany	—	(173)	173	—	—
Equity in earnings of subsidiaries	528	137	—	(665)	—
Income (loss) before income taxes	527	(434)	1,407	(665)	835
Federal, state and local income tax benefit (expense)	1	163	(472)	—	(308)
Net income (loss)	528	(271)	935	(665)	527
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) attributable to Macy's, Inc. shareholders	$528	$(271)	$936	$(665)	$528
Comprehensive income (loss)	$550	$(249)	$948	$(700)	$549
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$550	$(249)	$949	$(700)	$550

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 29, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$60	$99	$298	$—	$457
Receivables	—	74	188	—	262
Merchandise inventories	—	3,621	3,966	—	7,587
Income tax receivable	99	—	—	(39)	60
Prepaid expenses and other current assets	—	89	365	—	454
Total Current Assets	159	3,883	4,817	(39)	8,820
Property and Equipment – net	—	3,534	3,615	—	7,149
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	47	452	—	499
Other Assets	1	153	755	—	909
Deferred Income Taxes	24	—	—	(24)	—
Intercompany Receivable	878	—	1,876	(2,754)	—
Investment in Subsidiaries	2,954	3,173	—	(6,127)	—
Total Assets	$4,016	$14,105	$12,097	$(8,944)	$21,274
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$935	$3	$—	$938
Merchandise accounts payable	—	1,481	1,894	—	3,375
Accounts payable and accrued liabilities	164	910	1,856	—	2,930
Income taxes	—	3	36	(39)	—
Total Current Liabilities	164	3,329	3,789	(39)	7,243
Long-Term Debt	—	6,545	18	—	6,563
Intercompany Payable	—	2,754	—	(2,754)	—
Deferred Income Taxes	—	694	878	(24)	1,548
Other Liabilities	63	565	1,501	—	2,129
Shareholders' Equity:
Macy's, Inc.	3,789	218	5,909	(6,127)	3,789
Noncontrolling Interest	—	—	2	—	2
Total Shareholders' Equity	3,789	218	5,911	(6,127)	3,791
Total Liabilities and Shareholders' Equity	$4,016	$14,105	$12,097	$(8,944)	$21,274

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$11	$94	$369	$—	$474
Receivables	—	38	162	—	200
Merchandise inventories	—	3,959	4,012	—	7,971
Income tax receivable	32	—	—	(32)	—
Prepaid expenses and other current assets	—	93	333	—	426
Total Current Assets	43	4,184	4,876	(32)	9,071
Property and Equipment – net	—	4,112	3,517	—	7,629
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	59	459	—	518
Other Assets	2	44	722	—	768
Deferred Income Taxes	17	—	—	(17)	—
Intercompany Receivable	—	—	3,413	(3,413)	—
Investment in Subsidiaries	4,644	3,621	—	(8,265)	—
Total Assets	$4,706	$15,335	$13,569	$(11,727)	$21,883
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$856	$1	$—	$857
Merchandise accounts payable	—	1,734	1,874	—	3,608
Accounts payable and accrued liabilities	103	1,116	1,468	—	2,687
Income taxes	—	4	130	(32)	102
Total Current Liabilities	103	3,710	3,473	(32)	7,254
Long-Term Debt	—	7,057	19	—	7,076
Intercompany Payable	601	2,812	—	(3,413)	—
Deferred Income Taxes	—	700	770	(17)	1,453
Other Liabilities	31	580	1,514	—	2,125
Shareholders' Equity:
Macy's, Inc.	3,971	476	7,789	(8,265)	3,971
Noncontrolling Interest	—	—	4	—	4
Total Shareholders' Equity	3,971	476	7,793	(8,265)	3,975
Total Liabilities and Shareholders' Equity	$4,706	$15,335	$13,569	$(11,727)	$21,883

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 29, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$144	$(595)	$665	$(75)	$139
Impairments and other costs	—	184	65	—	249
Settlement charges	—	29	52	—	81
Equity in (earnings) loss of subsidiaries	(144)	69	—	75	—
Dividends received from subsidiaries	535	575	—	(1,110)	—
Depreciation and amortization	—	298	489	—	787
Increase in working capital	(59)	(582)	(344)	—	(985)
Other, net	19	(26)	44	—	37
Net cash provided (used) by operating activities	495	(48)	971	(1,110)	308
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(23)	(520)	—	(543)
Other, net	—	47	5	—	52
Net cash provided (used) by investing activities	—	24	(515)	—	(491)
Cash flows from financing activities:
Debt repaid, net of debt issued	—	(122)	2	—	(120)
Dividends paid	(344)	—	(1,110)	1,110	(344)
Common stock acquired, net of issuance of common stock	(199)	—	—	—	(199)
Proceeds from noncontrolling interest	—	—	4	—	4
Intercompany activity, net	(642)	158	484	—	—
Other, net	9	(4)	185	—	190
Net cash provided (used) by financing activities	(1,176)	32	(435)	1,110	(469)
Net increase (decrease) in cash and cash equivalents	(681)	8	21	—	(652)
Cash and cash equivalents at beginning of period	741	91	277	—	1,109
Cash and cash equivalents at end of period	$60	$99	$298	$—	$457

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 31, 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$528	$(271)	$935	$(665)	$527
Impairments and other charges	—	102	9	—	111
Equity in earnings of subsidiaries	(528)	(137)	—	665	—
Dividends received from subsidiaries	597	—	—	(597)	—
Depreciation and amortization	—	330	461	—	791
(Increase) decrease in working capital	55	(329)	(867)	—	(1,141)
Other, net	(3)	2	(9)	—	(10)
Net cash provided (used) by operating activities	649	(303)	529	(597)	278
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(216)	(530)	—	(746)
Other, net	—	14	(129)	—	(115)
Net cash used by investing activities	—	(202)	(659)	—	(861)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	640	(1)	—	639
Dividends paid	(344)	—	(597)	597	(344)
Common stock acquired, net of issuance of common stock	(1,625)	—	—	—	(1,625)
Proceeds from noncontrolling interest	—	—	5	—	5
Intercompany activity, net	(587)	(73)	660	—	—
Other, net	10	(62)	188	—	136
Net cash provided (used) by financing activities	(2,546)	505	255	597	(1,189)
Net increase (decrease) in cash and cash equivalents	(1,897)	—	125	—	(1,772)
Cash and cash equivalents at beginning of period	1,908	94	244	—	2,246
Cash and cash equivalents at end of period	$11	$94	$369	$—	$474

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2016" and "third quarter of 2015" are to the Company's 13-week fiscal periods ended October 29, 2016 and October 31, 2015, respectively, and all references to "2016" and "2015" are to the Company's 39-week fiscal periods ended October 29, 2016 and October 31, 2015, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2015 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2015 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 28 to 30.
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
The Company's omnichannel strategy allows customers to shop seamlessly in stores and online, via desktops, laptops or mobile devices. A pivotal part of the omnichannel strategy is the Company's ability to allow associates in any store to sell a product that may be unavailable locally by shipping merchandise from other stores or customer fulfillment centers to the customer's door. Likewise, the Company's customer fulfillment centers can draw on store inventories nationwide to fill orders that originate online. Nearly all Macy's and Bloomingdale's stores are fulfilling orders from other stores and/or online for shipment and fulfilling orders for store pick-up related to online purchases, and the Company operates same-day delivery in 19 markets.
Macy's Magic connections is an approach to customer engagement that helps Macy's better understand the needs of customers, as well as provide merchandise options and advice. Macy's engages its customers through building Magic connections on the selling floor, through mobile apps and all other customer interactions.
In 2015, the Company launched the marketing of potential asset sales as well as partnership or joint venture transactions for certain of its real estate. This includes the owned mall-based properties, as well as Macy's flagship real estate assets in New York City (Herald Square), San Francisco (Union Square), Chicago (State Street) and Minneapolis (Nicollet Mall). This real estate strategy has been further refined to focus on three parts: real estate associated with anticipated store closures, real estate used in operations and Macy's flagship real estate assets.

MACY'S, INC.

In August 2016, the Company announced a series of initiatives to drive profitable growth, enhance shareholder value and strengthen Macy's as the preferred omnichannel shopping destination. The Company will heighten the Macy's brand with exclusive products and an improved shopping experience. Plans also include re-creating Macy's physical store presence as customer shopping preferences and patterns evolve by operating fewer stores and concentrating financial resources and talent on the better-performing locations. As part of this strategy, the Company intends to close approximately 100 Macy's stores (out of a current portfolio of over 700 Macy's stores). It is expected that most of these stores will close early in 2017, with the balance closing as leases and certain operating covenants expire or are amended and waived.
Macy's will reallocate investments to higher-growth-potential store and digital businesses. These investments will include adding new vendor shops, additional licensing agreements, increasing the size and quality of store staffing, and investing in capacity-building on the Company's websites and mobile apps.
In October 2016, the Company announced the sale of five locations to General Growth Properties: one store location was closed in early 2016, three locations will close in early 2017 and one location will continue to operate under a lease agreement. The Company recognized a gain of $32 million during the third quarter of 2016 from this transaction. In addition, as a result of lease terminations or expirations, the Company will be closing Macy’s stores in Douglaston Mall, Douglaston, NY and Lancaster Mall, Salem, OR in early 2017. The Company has also signed an agreement to sell its downtown Portland, OR store for $54 million. The transaction is expected to close in the fourth quarter of 2016, at which time a gain of approximately $36 million will be recognized. The downtown Portland store will continue operations through the holiday season and will be closed in spring 2017.
In November 2016, the Company announced the formation of a strategic alliance with Brookfield Asset Management, a leading global alternative asset manager, to create increased value in its real estate portfolio. Under the alliance, Brookfield will have an exclusive right for up to 24 months to create a “pre-development plan” for each of approximately 50 Macy’s real estate assets, with an option for Macy’s to continue to identify and add assets into the alliance. The breadth of opportunity within the portfolio ranges from the additional development on a portion of an asset (such as a Company-controlled land parcel adjacent to a store) to the complete redevelopment of an existing store.  Once a "pre-development plan" is created, the Company has the option to contribute the asset into a joint venture for the development plan to commence or sell the asset to Brookfield. If the Company chooses to contribute the asset into a joint venture, the Company may elect to participate as a funding or non-funding partner. After development, the joint venture may sell the asset and distribute proceeds accordingly.
In November 2016, the Company announced that it had signed an agreement to sell its 248,000 square-foot Union Square Men’s building in San Francisco for $250 million, and will use part of the proceeds to consolidate the Men’s store into its main Union Square store. The Company will lease the Men’s store property for two to three years as it completes the reconfiguration of the main store. The Company expects this transaction to close in January 2017 and expects to recognize a gain of approximately $235 million in January 2018. The Company continues to explore options for its New York City (Herald Square), Chicago (State Street) and Minneapolis (Nicollet Mall) flagship stores.
In addition, the Company continues to pursue other selected real estate dispositions to monetize assets in instances where the store is being closed or where the value of real estate significantly outweighs the value of the retail business.
In January 2016, the Company completed a $270 million real estate transaction that will enable a re-creation of Macy's Brooklyn store. The Company will continue to own and operate the first four floors and lower level of its existing nine-story retail store, which will be reconfigured and remodeled. The remaining portion of the store and its nearby parking facility were sold to Tishman Speyer in a single sales transaction. As the sales agreement requires the Company to conduct certain redevelopment activities at Macy's Brooklyn store, the Company will recognize a gain of approximately $250 million under the percentage of completion method of accounting. Accordingly, $107 million has been recognized to-date and the remaining gain is anticipated to be recognized over the next two years, with approximately $4 million expected to be recognized during the remainder of fiscal 2016.
In 2015, the Company opened the first six pilot stores in Macy's new off-price business, Macy's Backstage, in the New York City metro area. The Macy's Backstage locations average about 30,000 square feet and sell an assortment of women's, men's and children's apparel, shoes, fashion accessories, housewares, home textiles, intimate apparel and jewelry. As of October 29, 2016, the Company is operating 22 Macy's Backstage locations (7 freestanding and 15 inside Macy's stores).
In March 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. The Company is focused on accelerating the growth of sales in freestanding Bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding Bluemercury products and boutiques to Macy's stores. As of October 29, 2016, the Company is operating 117 Bluemercury locations (98 freestanding and 19 inside Macy's stores). During 2016, the Company has opened 21 new freestanding Bluemercury stores.

MACY'S, INC.

The Company is focused on improving the recent business trend through a series of organic and new business initiatives. The initiatives include a focus on fine jewelry and watches, expansion of Macy's Backstage inside existing Macy's stores, "Last Act" - a simplified pricing approach to clearance merchandise in Macy's stores, a focus on the "Top 150" store locations (including product presentation, customer service and special events), a focus on the beauty business including the expansion of Bluemercury freestanding locations and inside existing Macy's stores and a focus on enhancements to mobile technology. The Company is planning to offer customers greater newness and more exclusive merchandise through an array of new and exclusive product launches. The Company is also pursuing additional opportunities to reduce expense, while still investing in key areas including digital and customer service.
In November 2016, the Company opened a new Bloomingdale's Outlet and during the remaining weeks of fiscal 2016, the Company intends to open three additional freestanding Bluemercury locations.
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
Based on its assessment of current and anticipated market conditions and its recent performance, the Company expects comparable sales on an owned plus licensed basis for fiscal 2016 to decrease in the range of 2.5% to 3.0% from 2015 levels, with comparable sales on an owned basis approximately 50 basis points lower. The Company currently expects that its diluted earnings per share attributable to Macy's, Inc. in fiscal 2016 will be in the range of $3.15 to $3.40, excluding the impact of non-cash settlement charges relating to the Company's defined benefit plans and the impact of asset impairment and other costs primarily associated with plans to close approximately 100 stores.

MACY'S, INC.

Results of Operations
Comparison of the Third Quarter of 2016 and the Third Quarter of 2015

	Third Quarter of 2016		Third Quarter of 2015
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$5,626		$5,874
Decrease in sales	(4.2)%		(5.2)%
Decrease in comparable sales	(3.3)%		(3.9)%
Cost of sales	(3,386)	(60.2)%	(3,537)	(60.2)%
Gross margin	2,240	39.8%	2,337	39.8%
Selling, general and administrative expenses	(2,071)	(36.8)%	(1,968)	(33.5)%
Impairments and other costs	—	—%	(111)	(1.9)
Settlement charges	(62)	(1.1)%	—	—%
Operating income	107	1.9%	258	4.4%
Interest expense - net	(81)		(80)
Income before income taxes	26		178
Federal, state and local income tax expense	(11)		(61)
Net income	15		117
Net loss attributable to noncontrolling interest	2		1
Net income attributable to Macy's, Inc. shareholders	$17	0.3%	$118	2.0%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.05		$.36

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs and settlement charges	$.17		$.56
Net Sales
Net sales for the third quarter of 2016 decreased $248 million or 4.2% compared to the third quarter of 2015 due to fiscal year-end 2015 store closures and the decline in comparable sales. The decrease in comparable sales on an owned basis for the third quarter of 2016 was 3.3% compared to the third quarter of 2015. The decrease in comparable sales on an owned plus licensed basis for the third quarter of 2016 was 2.7% compared to the third quarter of 2015. The Company’s growth strategies have begun to gain traction in its top doors and in key areas such as fine jewelry, shoes and home. Additionally, sales improved in the Company’s apparel businesses - men’s, women’s and kid’s, including improved performance in the Company’s major apparel brands and its exclusive brands such as I-N-C and Tommy Hilfiger. Sales during the quarter were strong in shoes, fragrances and soft home which includes textiles, table top and housewares. These improved trends helped offset some of the weakness in handbags, cosmetics and fashion watches. The Company’s digital business continued its strong growth with double digit gains at both macys.com and bloomingdales.com. Geographically, the Company’s strongest business was throughout the West.
Cost of Sales
Cost of sales for the third quarter of 2016 decreased $151 million and the cost of sales rate as a percent to net sales remained 60.2% for the third quarter of 2016. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the third quarter of 2016 increased $103 million or 5.2% from the third quarter of 2015. The SG&A rate as a percent to net sales of 36.8% was 330 basis points higher in the third quarter of 2016, as compared to the third quarter of 2015. SG&A expenses in the third quarter of 2016 reflect increased investments in selling, both in key locations and in strategic families of business, digital growth, and initiatives at Bluemercury, China and Backstage, lower asset sale gains and lower income from credit operations. The third quarter of 2016 included asset

MACY'S, INC.

sale gains of $41 million, $9 million of which related to the Macy's Brooklyn transaction and $32 million related to sales to General Growth Properties. This compares to $78 million of asset sale gains recognized in the third quarter of 2015. Income from credit operations was $165 million in the third quarter of 2016, a decrease of $12 million compared to $177 million recognized in the third quarter of 2015.
Impairments and Other Costs
Impairments and other costs were $111 million for the third quarter of 2015 and related primarily to the Company's closure of 41 stores in early 2016.
Settlement Charges
The third quarter of 2016 included $62 million of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, and periodic distribution activity.
Net Interest Expense
Net interest expense for the third quarter of 2016 increased $1 million from the third quarter of 2015.
 Effective Tax Rate
The Company's effective tax rate of 42.3% for the third quarter of 2016 and 34.6% for the third quarter of 2015 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the third quarter of 2016 decreased $101 million or 85.6% compared to the third quarter of 2015, reflecting lower net sales and gross margin and higher settlement charges, partially offset by lower impairments and other costs and lower tax expense.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the third quarter of 2016 decreased $.31 or 86.1% compared to the third quarter of 2015, reflecting lower net income. Excluding the impact of impairments and other costs and settlement charges, diluted earnings per share for the third quarter of 2016 decreased $.39 or 69.6% compared to the third quarter of 2015.

MACY'S, INC.

Comparison of the 39 Weeks Ended October 29, 2016 and October 31, 2015

	2016		2015
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$17,263		$18,210
Decrease in sales	(5.2)%		(2.8)%
Decrease in comparable sales	(4.0)%		(2.2)%
Cost of sales	(10,370)	(60.1)%	(10,947)	(60.1)%
Gross margin	6,893	39.9%	7,263	39.9%
Selling, general and administrative expenses	(6,063)	(35.1)%	(6,049)	(33.2)%
Impairments and other costs	(249)	(1.4)%	(111)	(0.6)
Settlement charges	(81)	(0.5)%	—	—%
Operating income	500	2.9%	1,103	6.1%
Interest expense - net	(276)		(268)
Income before income taxes	224		835
Federal, state and local income tax expense	(85)		(308)
Net income	139		527
Net loss attributable to noncontrolling interest	5		1
Net income attributable to Macy's, Inc. shareholders	$144	0.8%	$528	2.9%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.46		$1.56

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs and settlement charges	$1.11		$1.76
Net Sales
Net sales for 2016 decreased $947 million or 5.2% compared to 2015 due to fiscal year-end 2015 store closures and the decline in comparable sales. The decrease in comparable sales on an owned basis for 2016 was 4.0% compared to 2015. The decrease in comparable sales on an owned plus licensed basis for 2016 was 3.5% compared to 2015. The weakness in consumer spending levels in apparel and related categories negatively impacted sales in 2016, although to a lesser extent in the second and third quarters as compared to the first quarter. Sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco, Chicago, and Florida, have been negatively impacted by lower levels of spending by these tourists. Geographically, sales in 2016 were relatively stronger in the West region. There were some families of business that performed well in 2016 including: fine jewelry, shoes, fragrances and soft home. Sales in 2016 were weaker in handbags and fashion watches.
Cost of Sales
Cost of sales for 2016 decreased $577 million and the cost of sales rate as a percent to net sales was similar to 2015 at 60.1%. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
SG&A expenses for 2016 increased $14 million or 0.2% from 2015. The SG&A expense rate as a percent to net sales of 35.1% was 190 basis points higher in 2016, as compared to 2015, primarily due to lower net sales in 2016. SG&A expenses in 2016 benefited from lower retirement expenses, expense savings from the restructuring initiatives announced in January 2016, and gains on the sale of real estate assets, offset by lower income from credit operations and continued investments in the Company's omnichannel operations, Bluemercury, Macy's Backstage and Macy's China Limited. SG&A expenses for 2016 included gains on the sale of real estate assets of $76 million, $24 million of which related to the Macy's Brooklyn transaction and $32 million related to asset sales to General Growth Properties. SG&A expenses for 2015 included gains on the sale of real estate assets of $100 million. Retirement expenses were $34 million in 2016, compared to $61 million in

MACY'S, INC.

2015, reflecting the change in method used to estimate the service and interest cost components of the Company's defined benefit plans. Income from credit operations was $528 million in 2016, compared to $551 million in 2015, reflecting lower credit sales.
Impairments and Other Costs
Impairments and other costs were $249 million for 2016 and related primarily to the Company's plans to close approximately 100 Macy's stores in early 2017. Impairments and other costs were $111 million for 2015 and related primarily to the Company's closure of 41 stores in early 2016.
Settlement Charges
2016 included $81 million of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, and periodic distribution activity.
Net Interest Expense
Net interest expense for 2016 increased $8 million from 2015, reflecting higher levels of outstanding borrowings.
 Effective Tax Rate
The Company's effective tax rate of 37.9% for 2016 and 36.9% for 2015 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2016 decreased $384 million or 72.7% compared to 2015, reflecting lower net sales and gross margin, higher impairments and other costs and settlement charges, partially offset by lower tax expense.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for 2016 decreased $1.10 or 70.5% compared to 2015, reflecting lower net income, partially offset by lower average diluted shares. Excluding the impact of impairments and other costs and settlement charges, diluted earnings per share for 2016 decreased $.65 or 36.9% compared to 2015.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, supplementally to its results of operations calculated in accordance with GAAP assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Management believes that excluding certain items that may vary substantially in frequency and magnitude from diluted earnings per share attributable to Macy's, Inc. shareholders provides a useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales and to more readily compare these metrics between past and future periods. The reconciliation of the forward-looking non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis to GAAP comparable sales (i.e., on an owned basis) is in the same manner as illustrated below, where the impact of growth in comparable sales of departments licensed to third parties is the only reconciling item. In addition, the Company does not provide the most directly comparable forward-looking GAAP measure of diluted earnings per share attributable to Macy’s, Inc. shareholders because the timing and amount of excluded items (e.g., asset impairment charges, retirement settlement charges and other store closing related costs) are unreasonably difficult to fully and accurately estimate.
Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial results prepared in accordance with GAAP. Certain of the items that may be excluded or included in non-GAAP financial measures may be significant items that could impact the Company's financial position, results of operations and cash flows and should therefore be considered in assessing the Company's actual and future financial condition and performance. Additionally, the amounts received by the Company on account of sales of departments licensed to third parties are limited to commissions received on such sales. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.

MACY'S, INC.

Change in Comparable Sales
The following is a tabular reconciliation of the non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis, to GAAP comparable sales (i.e. on an owned basis), which the Company believes to be the most directly comparable GAAP financial measure.

	Third Quarter of 2016	Third Quarter of 2015

Decrease in comparable sales on an owned basis (note 1)	(3.3)%	(3.9)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.6%	0.3%
Decrease in comparable sales on an owned plus licensed basis	(2.7)%	(3.6)%

	2016	2015

Decrease in comparable sales on an owned basis (note 1)	(4.0)%	(2.2)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.5%	0.5%
Decrease in comparable sales on an owned plus licensed basis	(3.5)%	(1.7)%

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

(2)
Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales in the calculation of comparable sales. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than the sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The Company believes that the amounts of commissions earned on sales of departments licensed to third parties are not material to its results of operations for the periods presented.

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

	Third Quarter of 2016	Third Quarter of 2015

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.05	$.36
Add back the pre-tax impact of impairments and other costs	—	.33
Add back the pre-tax impact of settlement charges	.20	—
Deduct the income tax impact of impairments and other costs and settlement charges	(.08)	(.13)
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs and settlement charges	$.17	$.56

	2016	2015

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.46	$1.56
Add back the pre-tax impact of impairments and other costs	.80	.33
Add back the pre-tax impact of settlement charges	.26	—
Deduct the income tax impact of impairments and other costs and settlement charges	(.41)	(.13)
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs and settlement charges	$1.11	$1.76

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2016 was $308 million, compared to $278 million provided in 2015, primarily due to a reduction in merchandise inventories net of payables due both to store closings and the Company’s efforts to improve inventory turnover. This positive operating cash flow was offset by decreased operating cash flows from net sales in 2016.
Investing Activities
Net cash used by investing activities was $491 million in 2016, compared to net cash used by investing activities of $861 million in 2015. Investing activities for 2016 include purchases of property and equipment totaling $451 million and capitalized software of $230 million, compared to purchases of property and equipment totaling $591 million and capitalized software of $249 million for 2015. Investing activities for 2015 also included the acquisition of Bluemercury, net of cash acquired, for $212 million.
Financing Activities
Net cash used by the Company for financing activities was $469 million for 2016, including $230 million for the acquisition of the Company's common stock under the share repurchase program. In addition, the Company paid $344 million of cash dividends in 2016 and repaid $174 million of debt. These outflows were partially offset by $31 million from the issuance of common stock, primarily related to the exercise of stock options.
During 2016, the Company repurchased approximately 6.0 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $238 million. As of October 29, 2016, the Company had $1,794 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
Net cash used by the Company for financing activities was $1,189 million for 2015, including $1,785 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $344 million of cash dividends, and the repayment of $152 million of debt, partially offset by $160 million from the issuance of common stock, primarily related to the exercise of stock options.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement with certain financial institutions. As of October 29, 2016, the Company had $52 million of seasonal borrowings outstanding under this commercial paper program at a weighted average interest rate of 0.7% and with a weighted average maturity of three days.
As of October 29, 2016, the Company was required to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the credit agreement. The Company's interest coverage ratio for the third quarter of 2016 was 7.46 and its leverage ratio at October 29, 2016 was 2.53, in each case as calculated in accordance with the credit agreement.
On October 14, 2016, the Company repaid $59 million of 7.45% senior debentures at maturity. On August 15, 2016, the Company redeemed at par the principal amount of $108 million of 7.875% senior debentures due 2036, pursuant to the terms of the debentures. Interest expense in the third quarter of 2016 benefited from the recognition of unamortized debt premium associated with this debt. On December 1, 2016, the Company repaid $577 million of 5.9% senior notes at maturity.
On October 28, 2016, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable January 3, 2017 to Macy's shareholders of record at the close of business on December 15, 2016.

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

MACY'S, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2015 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2015 10-K.

Item 4.	Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 29, 2016, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of October 29, 2016 the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's 2015 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
July 31, 2016 – August 27, 2016	182	39.42	182	1,896
August 28, 2016 – October 1, 2016	1,591	36.21	1,591	1,838
October 2, 2016 – October 29, 2016	1,200	36.39	1,200	1,794
	2,973	36.48	2,973
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of October 29, 2016. All authorizations are cumulative and do not have an expiration date. As of October 29, 2016, $1,794 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

MACY'S, INC.

Item 6.	Exhibits.

3.1	Macy's, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 30, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, filed on December 1, 2016, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

___________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Chief Legal Officer and Secretary

By:	/s/ FELICIA WILLIAMS
Felicia Williams Executive Vice President, Controller and Enterprise Risk (Principal Accounting Officer)
Date: December 1, 2016