Form 10-K
period 2017-01-28
Macy's, Inc.
filed 2017-03-29
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 28, 2017	Commission File Number: 1-13536
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 30, 2016) was approximately $11,052,402,000.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2017
Common Stock, $0.01 par value per share	304,258,647 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2017 (Proxy Statement)	Part III

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2016,” “2015,” “2014,” “2013” and “2012” are references to the Company’s fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015, February 1, 2014 and February 2, 2013, respectively. Fiscal years 2016, 2015, 2014 and 2013 included 52 weeks; fiscal year 2012 included 53 weeks.
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

•
general consumer-spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, mall vacancy issues, the costs of basic necessities and other goods and the effects of the weather or natural disasters;

•	conditions to, or changes in the timing of, proposed transactions and changes in expected synergies, cost savings and non-recurring charges;

•	transactions involving the Company's real estate portfolio;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

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
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. The Company operates 829 stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 28, 2017, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale’s The Outlet, Macy’s Backstage, Bluemercury and Macy’s China Limited. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under license agreements with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
For 2016, 2015 and 2014, the following merchandise constituted the following percentages of sales:

	2016	2015	2014
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	38%	38%	38%
Women’s Apparel	23	23	23
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	16
	100%	100%	100%

In 2016, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

•
The Company’s bank subsidiary, FDS Bank, provides credit processing, certain collections, customer service and credit marketing services in respect of all credit card accounts that are owned either by Department Stores National Bank (“DSNB”), a subsidiary of Citibank, N.A., or FDS Bank and that constitute a part of the credit programs of the Company’s retail operations.

•
Macy’s Systems and Technology, Inc. (“MST”), a wholly-owned indirect subsidiary of the Company, provides operational electronic data processing and management information services to all of the Company’s operations other than Bluemercury and Macy's China Limited.

•
Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned direct subsidiary of the Company, and its subsidiary Macy's Merchandising Group International, LLC, are responsible for the design, development and marketing of Macy’s private label brands and certain licensed brands. Bloomingdale’s uses MMG for a small portion of its private label merchandise. The Company believes that its private label merchandise differentiates its merchandise assortments from those of its competitors and delivers exceptional value to its customers. MMG also offers its services, either directly or indirectly, to unrelated third parties.

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
Employees
As of January 28, 2017, the Company had approximately 148,300 regular full-time and part-time employees. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 10% of the Company’s employees as of January 28, 2017 were represented by unions.

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
Purchasing
The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s net purchases during 2016. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be good.
Private Label Brands and Related Trademarks
The principal private label brands currently offered by the Company include Alfani, American Rag, Aqua, Bar III, Belgique, Charter Club, Club Room, Epic Threads, first impressions, Giani Bernini, Greg Norman for Tasso Elba, Holiday Lane, Home Design, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni, JM Collection, John Ashford, Karen Scott, lune+aster, M-61, Maison Jules, Martha Stewart Collection, Material Girl, Morgan Taylor, Oake, Sky, Style & Co., Sutton Studio, Tasso Elba, Thalia Sodi, the cellar, and Tools of the Trade.
The trademarks associated with the Company's aforementioned private label brands, other than American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, Material Girl and Thalia Sodi are owned by the Company. The American Rag, Greg Norman, Martha Stewart Collection, Material Girl and Thalia Sodi brands are owned by third parties, which license the trademarks associated with such brands to Macy’s pursuant to agreements which have renewal rights that extend through 2050, 2020, 2027, 2030 and 2030, respectively.
Competition
The retailing industry is intensely competitive. The Company’s operations compete with many retailing formats, including department stores, specialty stores, general merchandise stores, off-price and discount stores, manufacturers’ outlets, online retailers, catalogs and television shopping, among others. The Company seeks to attract customers by offering most wanted selections, obvious value, and distinctive marketing in stores that are located in premier locations, and by providing an exciting shopping environment and superior service through an omnichannel experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.

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
Executive Officers of the Registrant
The following table sets forth certain information as of March 24, 2017 regarding the executive officers of the Company:

Name	Age	Position with the Company
Terry J. Lundgren	65	Executive Chairman and Chairman of the Board; Director
Jeff Gennette	55	President, Chief Executive Officer; Director
Timothy Baxter	47	Chief Merchandising Officer
Elisa D. Garcia	59	Chief Legal Officer and Secretary
Robert B. Harrison	53	Chief Omnichannel and Operations Officer
Karen M. Hoguet	60	Chief Financial Officer
Jeffrey A. Kantor	58	Chief Stores and Human Resources Officer
Molly Langenstein	53	Chief Private Brands Officer
Richard A. Lennox	51	Chief Marketing Officer
Justin S. MacFarlane	44	Chief Strategy, Analytics and Innovation Officer
Patti H. Ongman	61	Chief Merchandise Planning Officer
Tony Spring	52	Chairman and Chief Executive Officer, Bloomingdale's
Felicia Williams	51	Executive Vice President, Controller and Enterprise Risk

Chief Executive Officer ("CEO") Transition

The Company announced that Terry J. Lundgren, the Company’s CEO since 2003 and Chairman since 2004, transitioned the position of CEO to Jeff Gennette on March 23, 2017. The transition is part of the Board of Directors’ succession plan that included Mr. Gennette’s election as president of Macy’s, Inc. in 2014. Mr. Lundgren will continue as Executive Chairman and Chairman of the Board and work side-by-side with Mr. Gennette as President and CEO.

Mr. Gennette was named President of Macy’s, Inc. in March 2014 after serving as Macy’s Chief Merchandising Officer since February 2009. From February 2008 to February 2009, Mr. Gennette served as Chairman and CEO of Macy’s West in San Francisco. He began his retail career in 1983 as an executive trainee at Macy’s West. He held positions of increasing responsibilities, including Vice President and Division Merchandise Manager for men’s collection and Senior Vice President and General Merchandise Manager for men’s and children’s apparel. In 2004, Mr. Gennette was appointed Executive Vice President and Director of Stores at Macy’s Central in Atlanta. From February 2006 to February 2008, Mr. Gennette was Chairman and Chief Executive Officer of Seattle-based Macy’s Northwest. During his career, Mr. Gennette also served as a Store Manager for FAO Schwarz and Director of Stores for Broadway Stores, Inc. Mr. Gennette, a native of San Diego, is a graduate of Stanford University.

Executive Officer Biographies
Terry J. Lundgren has been Executive Chairman of the Company since March 2017 and Chairman of the Board since January 2004; prior thereto he was Chief Executive Officer of the Company from February 2003 to March 2017.
Jeff Gennette has been Chief Executive Officer since March 2017 and President of the Company since March 2014; prior thereto he was the Chief Merchandising Officer from February 2009 to March 2014.
Tim Baxter has been Chief Merchandising Officer of the Company since February 2015; prior thereto he was Executive Vice President GMM - Ready to Wear from March 2013 to February 2015; as Executive Vice President - Fashion Office, Licensed Businesses and Multicultural Business Development from March 2012 to March 2013; as Senior Vice President - Ready to Wear from June 2011 to March 2012; as Group Vice President Ready to Wear - Bridge/Impulse/NC/Neo Collections Sportswear from August 2010 to June 2011; and as Group Vice President Fashion Jewelry, Watches, Sterling Silver from March 2009 to July 2010.
Elisa D. Garcia has been Chief Legal Officer and Secretary of the Company since September 2016; prior thereto she served as Chief Legal Officer of Office Depot from 2013 to September 2016 and as Executive Vice President, General Counsel and Secretary from 2007 to 2013.
Robert B. Harrison has been Chief Omnichannel and Operations Officer of the Company since February 2017; prior thereto he served as Chief Omnichannel Officer from January 2013 to February 2017; as Executive Vice President - Omnichannel Strategy from July 2012 to January 2013; as Executive Vice President - Finance from 2011 to July 2012 and as President - Stores from 2009 to 2011.
Karen M. Hoguet has been Chief Financial Officer of the Company since October 1997.
Jeffrey A. Kantor has been Chief Stores and Human Resources Officer of the Company since February 2017; prior thereto he served as Chief Stores Officer from February 2015 to February 2017; as Chairman of macys.com from February 2012 to February 2015; as President - Merchandising for macys.com from August 2010 to February 2012; as President - Merchandising for Home from May 2009 to August 2010 and as President for furniture for Macy’s Home Store from February 2006 to May 2009.
Molly Langenstein has been Chief Private Brands Officer of the Company since February 2015; prior thereto she served as Executive Vice President - Men’s and Kids at Macy’s Private Brands from April 2014 to February 2015; as Executive Vice President GMM - Millennial from March 2012 to March 2014; as Executive Vice President Fashion and New Business Development from July 2010 to March 2012 and as Group Vice President DMM Neo, Impulse and Bridge Sportswear from March 2009 to July 2010.
Richard A. Lennox has been Chief Marketing Officer of the Company since September 2016; prior thereto he served as Senior Vice President and Chief Marketing Officer of Toys “R” Us from mid-2014 to September 2016; and as Executive Vice President/Chief Marketing and E-Commerce Officer at Zale’s Corporation from August 2009 to July 2014.

Justin MacFarlane has been Chief Strategy, Analytics and Innovation Officer since February 2016; prior thereto he served as Senior Vice President - Corporate Strategy for ANN, Inc., a women's multichannel fashion retailer, from July 2010 to August 2015 and as Director, Global Retail for AlixPartners, a global restructuring consulting and financial advisory firm, from August 2006 to June 2010.
Patti H. Ongman has been Chief Merchandise Planning Officer of the Company since February 2015; prior thereto she served as Executive Vice President - Omnichannel Strategies from June 2014 - February 2015; as Executive Vice President GMM - Center Core from October 2010 to May 2014 and as Executive Vice President GPM - Cosmetics, Fragrances and Shoes from February 2009 to September 2010.
Tony Spring has been Chairman and Chief Executive Officer of Bloomingdale’s since February 2014; prior thereto he served as President and Chief Operating Officer from February 2008 to February 2014; as Senior Executive Vice President from July 2005 to January 2008; and as Executive Vice President from April 1998 to July 2005.
Felicia Williams has been Executive Vice President, Controller and Enterprise Risk of the Company since June 2016; prior thereto she served as Senior Vice President, Finance and Risk Management from February 2011 to June 2016; as Senior Vice President, Treasury and Risk Management from September 2009 to February 2011; as Vice President, Finance and Risk Management from October 2008 to September 2009; and as Vice President, Internal Audit from March 2004 to October 2008.

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
The Company faces significant competition in the retail industry and depends on its ability to differentiate itself in retail's ever-changing environment.
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
As consumers continue to migrate online, the Company faces pressures to not only compete from a price perspective with its competitors, some of whom sell the same products, but also must differentiate itself to stay relevant in retail's ever-changing industry. The Company continues to significantly invest in its omnichannel capabilities in order to provide a seamless shopping experience to its customers between the Company's brick and mortar locations and its online and mobile environments. Insufficient, untimely or misguided investments in this area could significantly impact the Company's profitability and growth and affect the Company's ability to attract new customers as well as maintain its existing ones.
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

As the Company relies on the ability of its physical retail locations to remain relevant, providing desirable and sought-out shopping experiences is paramount to the Company's financial success. Changes in consumer shopping habits, financial difficulties at other anchor tenants, significant mall vacancy issues, mall violence and new mall developments could each adversely impact the traffic at current retail locations and lead to a decline in the Company's financial condition or performance.
The Company’s business is subject to unfavorable economic and political conditions and other related risks.
Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect the Company’s business and results of operations. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, consumer credit availability, consumer debt levels, consumer debt payment behaviors, tax rates and policy, unemployment trends, energy prices, and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could negatively affect the Company’s business and results of operations. These same conditions and related risks could affect the success of the Company's credit card program. Following the sale of most of the Company's credit accounts and related receivables to Citibank, the Company shares in the economic performance of the credit card program with CitiBank. Deterioration in economic or political conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in the Company receiving lower payments under the credit card program. In addition, unstable political conditions, civil unrest, terrorist activities and armed conflicts may disrupt commerce and could negatively affect the Company’s business and results of operations.
The Company's effective tax rate is impacted by a number of factors, including changes in federal or state tax law, interpretation of existing laws and the ability to defend and support the tax positions taken on historical tax returns. Certain changes in any of these factors could materially impact the effective tax rate and the Company's net income.
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
As of January 28, 2017, the Company had unrecognized actuarial losses of $1,232 million for the funded defined benefit pension plan (the “Pension Plan”) and $248 million for the unfunded defined benefit supplementary retirement plan (the “SERP”). These plans allow eligible retiring employees to receive lump sum distributions of benefits earned. Under applicable accounting rules, if annual lump sum distributions exceed an actuarially determined threshold of the total of the annual service and interest costs, the Company would be required to recognize in the current period of operations a settlement expense of a portion of the unrecognized actuarial loss and could have a negative impact on the Company’s results of operations.
Increases in the cost of employee benefits could impact the Company’s financial results and cash flow.
The Company’s expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could negatively affect the Company’s financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Due to uncertainty regarding legislative or regulatory changes to the Affordable Care Act and related legislation, the Company is not able at this time to fully determine the impact that future healthcare reform will have on Company-sponsored medical plans.
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
The Company depends upon designers, vendors and other sources of merchandise, goods and services. The Company's business could be affected by disruptions in, or other legal, regulatory, political or economic issues associated with, the Company's supply network.
The Company’s relationships with established and emerging designers have been a significant contributor to the Company’s past success. The Company’s ability to find qualified vendors and access products in a timely and efficient manner is often challenging, particularly with respect to goods sourced outside the United States. The Company’s procurement of goods and services from outside the United States is subject to risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade. The Company sources the majority of its merchandise from manufacturers located outside of the U.S., primarily Asia, and any major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported goods, could have a material adverse effect on the Company's business, results of operations and liquidity. The Company is also subject to costs and uncertainties associated with efforts to identify and disclose sources of "conflict minerals" used in products that the Company causes to be manufactured and potential sell-through difficulties and reputational damage that may be associated with the inability of the Company to determine that such products are "DRC conflict-free." In addition, the Company’s procurement of all its goods and services is subject to the effects of price increases which the Company may or may not be able to pass through to its customers. All of these factors may affect the Company’s ability to access suitable merchandise on acceptable terms, are beyond the Company’s control and could negatively affect the Company’s business and results of operations
The Company's sales and operating results could be adversely affected by product safety concerns.
If the Company's merchandise offerings do not meet applicable safety standards or consumers' expectations regarding safety, the Company could experience decreased sales, increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose the Company to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns could negatively affect the Company's business and results of operations.
The Company depends on the success of its advertising and marketing programs.
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

A breach of information technology systems could adversely affect the Company's reputation, business partner and customer relationships, operations and result in high costs.
Through the Company's sales, marketing activities, and use of third-party information, the Company collects and stores certain non-public personal information that customers provide to purchase products or services, enroll in promotional programs, register on websites, or otherwise communicate to the Company. This may include, but is not limited to, phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. The Company also gathers and retains information about employees in the normal course of business. The Company may share information about such persons with vendors that assist with certain aspects of the Company's business. In addition, the Company's online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments.
The Company employs safeguards for the protection of such information. These protections may be compromised as a result of third-party security breaches, burglaries, cyberattack, errors by employees or employees of third-party vendors, or contractors, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to company data. Despite instituting controls for the protection of such information, no commercial or government entity can be entirely free of vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service change frequently. During the normal course of business, the Company has experienced and expects to continue to experience attempts to compromise information systems security. Unauthorized parties may attempt to gain access to the Company's systems or facilities, or those of third parties with whom the Company does business, through fraud, trickery, or other forms of deception to employees, contractors, vendors and temporary staff. The Company may be unable to protect the integrity of systems or company data. Moreover, an alleged or actual unauthorized access or unauthorized disclosure of non-public personal information could:

•
materially damage the Company's reputation and brand, negatively affect customer satisfaction and loyalty, expose the Company to individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information; and

•
cause the Company to incur substantial costs, including but not limited to, costs associated with remediation of information technology systems, customer protection costs and incentive payments for the maintenance of business relationships, litigation costs, lost revenues resulting from negative changes in consumer shopping patterns, unauthorized use of proprietary information or the failure to retain or attract customers following an attack. While the Company maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Disruption of global sourcing activities and the Company's own brands' quality concerns could negatively impact brand reputation and earnings
Economic and civil unrest in areas of the world where the Company source products, as well as shipping and dockage issues, could adversely impact the availability or cost of the Company’s products, or both. Most of the Company’s goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and are, therefore, subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, in recent years, the Company has substantially increased the number and types of merchandise that are sold under the Company’s proprietary brands. While the Company has focused on the quality of its proprietary branded products, the Company relies on third-parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of the Company’s globally sourced products may vary from the Company’s expectations and standards, such products may not meet applicable regulatory requirements which may require the Company to recall these products, or such products may infringe upon the intellectual propriety rights of other third-parties. Moreover, as the Company seeks indemnities from manufactures of these products, the uncertainty of realization of any such indemnity and the lack of understanding of U.S. product liability laws in certain foreign jurisdictions make it more likely that the Company may have to respond to claims or complaints from customers.
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
The Company may not be able to successfully execute its real estate strategy.
The Company continues to explore opportunities to monetize its real estate portfolio and is focused on opportunities for sale transactions and, in some cases, redevelopment of assets. This strategy is multi-pronged and may include transactions, strategic alliances or other arrangements with mall developers or unrelated third-parties. Due to the cyclical nature of real estate markets, the performance of the Company's real estate strategy is inherently volatile and could have a significant impact on the Company’s results of operations or financial condition.
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
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of January 28, 2017, the operations of the Company included 829 stores in 45 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately130 million square feet. Of such stores, 382 were owned, 330 were leased, 113 stores were operated under arrangements where the Company owned the building and leased the land and 4 stores were comprised of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.

The Company's operations were conducted through the following branded store locations:

	2016	2015	2014
Macy's	673	737	773
Bloomingdale's	55	54	50
Bluemercury	101	77	—
	829	868	823

Store count activity was as follows:

	2016	2015	2014
Store count at beginning of fiscal year	868	823	840
Stores opened	27	26	5
Acquisition of Bluemercury stores	—	62	—
Stores closed or consolidated into existing centers	(66)	(43)	(22)
Store count at end of fiscal year	829	868	823

Additional information about the Company’s stores as of January 28, 2017 is as follows:

Geographic Region	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
North Central	142	84	38	20	—
Northeast	250	90	132	28	—
Northwest	131	44	62	22	3
South	179	116	42	21	—
Southwest	127	48	56	22	1
	829	382	330	113	4

The five geographic regions detailed in the foregoing table are based on the Company’s Macy’s-branded operational structure. The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States.

Additional information about the Company’s logistics network as of January 28, 2017 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Cheshire, CT	Direct to customer	Owned	565
Chicago, IL	Stores	Owned	861
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	960
Hayward, CA	Stores	Owned	386
Houston, TX	Stores	Owned	1,124
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Owned	260
Los Angeles, CA	Stores	Owned	1,178
Martinsburg, WV	Direct to customer	Owned	1,300
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	950
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	510
Stone Mountain, GA	Stores	Owned	1,000
Tampa, FL	Stores	Owned	670
Tulsa, OK	Direct to customer	Owned	1,300
Tukwila, WA	Stores	Leased	500
Union City, CA	Stores	Leased	165
Youngstown, OH	Stores	Owned	851

Item 3.	Legal Proceedings.
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
The Common Stock is listed on the NYSE under the trading symbol “M.” As of January 28, 2017, the Company had approximately 16,200 stockholders of record. The following table sets forth for each quarter during 2016 and 2015 the high and low sales prices per share of Common Stock as reported on the NYSE and the dividends declared with respect to each quarter on each share of Common Stock.

	2016			2015
	Low	High	Dividend	Low	High	Dividend
1st Quarter	37.71	45.50	0.3600	61.10	69.98	0.3125
2nd Quarter	29.94	40.15	0.3775	62.80	73.61	0.3600
3rd Quarter	31.02	40.98	0.3775	47.10	70.12	0.3600
4th Quarter	28.55	45.41	0.3775	34.05	52.48	0.3600

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2016.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining ($)(1)
	(thousands)		(thousands)	(millions)
October 30, 2016 – November 26, 2016	727	42.90	727	1,763
November 27, 2016 – December 31, 2016	1,152	40.61	1,152	1,716
January 1, 2017 – January 28, 2017	—	—	—	1,716
	1,879	41.49	1,879
 ___________________

(1)
Commencing in January 2000, the Company’s Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock. All authorizations are cumulative and do not have an expiration date. As of January 28, 2017, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Common Stock with the Standard & Poor's 500 Composite Index and the Company's peer group for the period from January 28, 2012 through January 28, 2017, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the peer group are Bed, Bath & Beyond, Dillard's, Gap, J.C. Penney, Kohl's, L Brands, Nordstrom, Ross Stores, Sears Holdings, Target, TJX Companies and Wal-Mart.

Item 6.	Selected Financial Data.
The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report.

	2016	2015	2014	2013	2012*
	(millions, except per share)
Consolidated Statement of Income Data:
Net sales	$25,778	$27,079	$28,105	$27,931	$27,686
Cost of sales	(15,621)	(16,496)	(16,863)	(16,725)	(16,538)
Gross margin	10,157	10,583	11,242	11,206	11,148
Selling, general and administrative expenses	(8,265)	(8,256)	(8,355)	(8,440)	(8,482)
Impairments, store closing and other costs	(479)	(288)	(87)	(88)	(5)
Settlement charges	(98)	—	—	—	—
Operating income	1,315	2,039	2,800	2,678	2,661
Interest expense	(367)	(363)	(395)	(390)	(425)
Premium on early retirement of debt	—	—	(17)	—	(137)
Interest income	4	2	2	2	3
Income before income taxes	952	1,678	2,390	2,290	2,102
Federal, state and local income tax expense	(341)	(608)	(864)	(804)	(767)
Net income	611	1,070	1,526	1,486	1,335
Net loss attributable to noncontrolling interest	8	2	—	—	—
Net income attributable to Macy's, Inc. shareholders	$619	$1,072	$1,526	$1,486	$1,335

Basic earnings per share attributable to Macy's, Inc. shareholders	$2.01	$3.26	$4.30	$3.93	$3.29
Diluted earnings per share attributable to Macy's, Inc. shareholders	$1.99	$3.22	$4.22	$3.86	$3.24
Average number of shares outstanding	308.5	328.4	355.2	378.3	405.5
Cash dividends paid per share	$1.4925	$1.3925	$1.1875	$.9500	$.8000
Depreciation and amortization	$1,058	$1,061	$1,036	$1,020	$1,049
Capital expenditures	$912	$1,113	$1,068	$863	$942
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,297	$1,109	$2,246	$2,273	$1,836
Total assets	19,851	20,576	21,330	21,499	20,858
Short-term debt	309	642	76	463	124
Long-term debt	6,562	6,995	7,233	6,688	6,768
Total Shareholders’ equity	4,322	4,253	5,378	6,249	6,051
 ___________________

*	53 weeks

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion in this Item 7 should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report. The discussion in this Item 7 contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Forward-Looking Statements.”
Overview

The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company operates 829 stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 28, 2017, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale’s The Outlet, Macy’s Backstage, Bluemercury and Macy’s China Limited which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”

The Company continues to be focused on key strategies for growth in sales, earnings and cash flow in the years ahead that include:

•	Transforming the omnichannel business and focusing on key growth areas,

•	Embracing customer centricity, including a simplified value proposition, and

•	Optimizing value in the real estate portfolio.

These strategies continue to evolve and the Company has developed specific initiatives to deliver an exclusive and distinctive merchandise assortment, including the Company's private brands; expand the digital frontier while delivering repeatable, signature encounters; and develop an omnichannel customer relationship through personalized experiences, powerful brand messaging and strengthened, cross-channel loyalty programs.

The Company remains focused on driving additional profitable sales growth through a series of organic and new business initiatives. The initiatives include a focus on fine jewelry, watches and women’s shoes, a reinvention of the beauty business that includes expansion of Bluemercury freestanding locations and inside existing Macy's stores and a focus on enhancements to digital content and mobile technology, an expansion of "Last Act"- a simplified pricing approach to clearance merchandise in Macy's stores, the expansion of Macy's Backstage within existing Macy's store locations, and utilization of different customer incentive programs to increase customer choice and provide value in transactions previously limited by coupon exclusions.

Macy’s will continue to focus on customer initiatives including the development and testing of new merchandise concepts and categories, new services to increase traffic and new technology to improve the customer experience and the store’s ability to operate more efficiently. Such initiatives will enable the Company’s stores to personalize and simplify its customers’ shopping experiences, develop meaningful relationships with new customers and deepen relationships with its existing ones.

In January 2017, the Company announced a series of actions to streamline its store portfolio, intensify cost efficiency efforts and execute its real estate strategy. These actions are intended to support the Company's strategy to further invest in omnichannel capabilities, improve customer experience and create shareholder value. In August 2016, the Company announced its intention to close approximately 100 Macy’s stores. The Company subsequently announced in January 2017, the closure of sixty-eight Macy’s stores by mid-2017, with the balance closing as leases and certain operating covenants expire or are amended and waived. In addition, the Company announced the reorganization of the field structure that supports the remaining stores and a significant restructuring of the Company's central operations to focus resources on strategic priorities, improve organizational agility and reduce expense.

The Company’s real estate strategy is designed to create value through both monetization and redevelopment of certain assets:

•
In January 2016, the Company completed a $270 million real estate transaction to recreate Macy's Brooklyn store. The Company continues to own and operate the first four floors and lower level of its existing nine-story retail store, which is currently being reconfigured and remodeled. The remaining portion of the store and its nearby parking facility were sold to Tishman Speyer in a single sales transaction. As the sales agreement required the Company to conduct certain redevelopment activities at Macy's Brooklyn store, the Company is recognizing the gain on the transaction, approximately $250 million, under the percentage of completion method of accounting over the redevelopment period. Accordingly, $117 million has been recognized to-date and the remaining gain is anticipated to be recognized over the next two years.

•
In 2016, the Company had property and equipment sales, primarily related to real estate, totaling $673 million in cash proceeds and recognized real estate gains of $209 million. This includes the sale of its 248,000 square-foot Union Square Men’s building in San Francisco for approximately $250 million in January 2017. The Company will use part of the proceeds to consolidate the Men’s store into its main Union Square store. The Company will lease the Men’s store property for two to three years as it completes the reconfiguration of the main store. The Company is expected to recognize a gain of approximately $235 million in January 2018.

•
In January 2017, the Company finalized the formation of a strategic alliance with Brookfield Asset Management, a leading global alternative asset manager, to create increased value in its real estate portfolio. Under the alliance, Brookfield has an exclusive right for up to 24 months to create a “pre-development plan” for each of approximately 50 Macy’s real estate assets, with an option for Macy’s to continue to identify and add assets into the alliance. The breadth of opportunity within the portfolio ranges from the additional development on a portion of an asset (such as a Company-controlled land parcel adjacent to a store) to the complete redevelopment of an existing store.  Once a "pre-development plan" is created, the Company has the option to contribute the asset into a joint venture for the development plan to commence or sell the asset to Brookfield. If the Company chooses to contribute the asset into a joint venture, the Company may elect to participate as a funding or non-funding partner. After development, the joint venture may sell the asset and distribute proceeds accordingly.

•
On February 28, 2017, the Company sold its downtown Minneapolis store and parking facility for $59 million of proceeds and a gain of approximately $47 million that is expected to be recognized in the first quarter of 2017. The downtown Minneapolis store will close in early 2017.

In 2015, the Company opened the first six freestanding pilot stores in Macy's new off-price business, Macy's Backstage, in the New York City metro area. The Macy's Backstage locations average about 30,000 square feet and sell an assortment of women's, men's and children's apparel, cosmetics, shoes, fashion accessories, housewares, home textiles, toys intimate apparel and jewelry. The Company is now focused on opening Macy's Backstage stores within existing Macy's store locations as a way of increasing store productivity, increasing the number of shopping trips to Macy's and attracting new customers. As of January 28, 2017, the Company is operating 22 Macy's Backstage locations (7 freestanding and 15 inside Macy's stores).

In March 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. The Company is focused on accelerating the growth of sales in freestanding Bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding Bluemercury products and boutiques to Macy's stores. During 2016, the Company opened 24 new freestanding Bluemercury stores and 15 new Bluemercury locations inside existing Macy's stores and as of January 28, 2017, the Company is operating 120 Bluemercury locations (101 freestanding and 19 inside Macy's stores).

In August 2015, the Company established a joint venture, Macy's China Limited, of which the Company holds a sixty-five percent ownership interest and Hong Kong-based Fung Retailing Limited holds the remaining thirty-five percent ownership interest. Macy's China Limited began selling merchandise in China in the fourth quarter of 2015 through an e-commerce presence on Alibaba Group's Tmall Global. The Company's reporting includes the financial operations of Macy's China Limited, with the thirty-five percent ownership reported as a noncontrolling interest.

In early 2017, the Company opened a Macy’s store at Fashion Place in Murray, UT and plans to open a store at Westfield Century City in Los Angeles, CA, later in the year. In addition, the Company expects to open approximately 30 additional Bluemercury locations and approximately 30 Macy’s Backstage locations inside Macy’s stores. Announced new stores in future years include Bloomingdale’s in San Jose, CA (2019), and Norwalk, CT (2019). In addition, under license agreements with Al Tayer Group, a new Bloomingdale’s store opened at 360 Mall in Al Zahra, Kuwait in March 2017 and new Macy’s and Bloomingdale’s stores are planned to open in Al Maryah Central in Abu Dhabi, United Arab Emirates in 2018.
2016 Overview
2016 was another challenging year due in part to changes in consumer buying habits and spending. However, the Company began implementation of a number of initiatives, including those announced in 2015 as well as a major organizational restructuring and streamlining the Company's store portfolio, which are expected to improve performance in the coming years.
Selected results of 2016 include:

•	Comparable sales on an owned basis decreased 3.5% and comparable sales on an owned plus licensed basis decreased 2.9%.

•
Operating income for 2016 was $1.892 billion or 7.3% of sales, excluding impairments, store closing and other costs and settlement charges, a decrease of 18.7% and 130 basis points as a percent of sales from 2015 on a comparable basis.

•	Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items, declined 17.5% to $3.11 in 2016 from $3.77 in 2015.

•
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, impairments, store closing and other costs and settlement charges) as a percent to net sales was 11.4% in 2016, as compared to 12.5% in 2015.

•	Return on invested capital ("ROIC"), a key measure of operating productivity, was 18.5%, a decrease from 20.1% in 2015.

•	Net cash provided by operating activities, net of cash used by investing activities increased significantly in 2016 as compared to 2015.

•
The Company repurchased 7.9 million shares of its common stock for $316 million in 2016, and increased its annualized dividend rate to $1.51 per share. This annualized dividend rate represents an increase of 5% and is the sixth increase in the dividend in the past five years.

See pages 20 to 23 for reconciliations of the non-GAAP financial measures presented above to the most comparable GAAP financial measures and other important information.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, and in evaluating the impact of changes in the manner in which certain departments are operated. Management believes that excluding certain items that may vary substantially in frequency and magnitude period-to-period from diluted earnings per share attributable to Macy's, Inc. shareholders and from operating income and EBITDA as percentages to sales provides useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. In addition, management believes that ROIC is a useful supplemental measure in evaluating how efficiently the Company employs its capital. The Company uses some of these non-GAAP financial measures as performance measures for components of executive compensation.
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

	2016	2015	2014	2013	2012
Increase (decrease) in comparable sales on an owned basis (note 1)	(3.5)%	(3.0)%	0.7%	1.9%	3.7%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.6%	0.5%	0.7%	0.9%	0.3%
Increase (decrease) in comparable sales on an owned plus licensed basis	(2.9)%	(2.5)%	1.4%	2.8%	4.0%
Notes:

(1)
Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year and all online sales of macys.com and bloomingdales.com, adjusting for the 53rd week in 2012, excluding commissions from departments licensed to third parties. Stores undergoing remodeling, expansion or relocation remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.

(2)
Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales of macys.com and bloomingdales.com, adjusting for the 53rd week in 2012, in the calculation of comparable sales. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The amounts of commissions earned on sales of departments licensed to third parties are not material to its net sales for the periods presented.

Operating Income, Excluding Certain Items, as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure operating income, excluding certain items, as a percent to net sales to GAAP operating income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2016	2015	2014	2013	2012
	(millions, except percentages)
Net sales	$25,778	$27,079	$28,105	$27,931	$27,686

Operating income	$1,315	$2,039	$2,800	$2,678	$2,661

Operating income as a percent to net sales	5.1%	7.5%	10.0%	9.6%	9.6%

Operating income	$1,315	$2,039	$2,800	$2,678	$2,661
Add back impairments, store closing and other costs	479	288	87	88	5
Add back settlement charges	98	—	—	—	—
Operating income, excluding certain items	$1,892	$2,327	$2,887	$2,766	$2,666
Operating income, excluding certain items, as a percent to net sales	7.3%	8.6%	10.3%	9.9%	9.6%

Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders, Excluding Certain Items
The following is a tabular reconciliation of the non-GAAP financial measure diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items, to GAAP diluted earnings per share attributable to Macy's, Inc. shareholders, which the Company believes to be the most directly comparable GAAP measure.

	2016	2015	2014	2013	2012
Diluted earnings per share attributable to Macy's, Inc. shareholders	$1.99	$3.22	$4.22	$3.86	$3.24
Add back the pre-tax impact of impairments, store closing and other costs	1.54	0.86	0.24	0.23	0.01
Add back the pre-tax impact of settlement charges	0.31	—	—	—	—
Add back the pre-tax impact of premium on early retirement of debt	—	—	0.05	—	0.33
Deduct the income tax impact of impairments, store closing and other costs, settlement charges and premium on early retirement of debt	(0.73)	(0.31)	(0.11)	(0.09)	(0.12)
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments, store closing and other costs, settlement charges and premium on early retirement of debt	$3.11	$3.77	$4.40	$4.00	$3.46
Adjusted EBITDA as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure earnings before interest, taxes, depreciation and amortization ("EBITDA"), as adjusted to exclude premium on early retirement of debt, impairments, store closing and other costs and settlement charges ("Adjusted EBITDA"), as a percent to net sales to GAAP net income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2016	2015	2014	2013	2012
	(millions, except percentages)
Net sales	$25,778	$27,079	$28,105	$27,931	$27,686

Net income	$611	$1,070	$1,526	$1,486	$1,335

Net income as a percent to net sales	2.4%	4.0%	5.4%	5.3%	4.8%

Net income	$611	$1,070	$1,526	$1,486	$1,335
Add back impairments, store closing and other costs	479	288	87	88	5
Add back settlement charges	98	—	—	—	—
Add back interest expense - net	363	361	393	388	422
Add back premium on early retirement of debt	—	—	17	—	137
Add back federal, state and local income tax expense	341	608	864	804	767
Add back depreciation and amortization	1,058	1,061	1,036	1,020	1,049
Adjusted EBITDA	$2,950	$3,388	$3,923	$3,786	$3,715
Adjusted EBITDA as a percent to net sales	11.4%	12.5%	14.0%	13.6%	13.4%

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

	2016	2015	2014	2013	2012
	(millions, except percentages)
Operating income	$1,315	$2,039	$2,800	$2,678	$2,661

Property and equipment - net	$7,317	$7,708	$7,865	$8,063	$8,308

Operating income as a percent to property and equipment - net	18.0%	26.5%	35.6%	33.2%	32.0%

Operating income	$1,315	$2,039	$2,800	$2,678	$2,661
Add back impairments, store closing and other costs	479	288	87	88	5
Add back settlement charges	98	—	—	—	—
Add back depreciation and amortization	1,058	1,061	1,036	1,020	1,049
Add back rent expense, net
Real estate	319	301	279	268	258
Personal property	11	12	12	11	11
Deferred rent amortization	9	8	7	8	7
Adjusted operating income	$3,289	$3,709	$4,221	$4,073	$3,991

Property and equipment - net	$7,317	$7,708	$7,865	$8,063	$8,308
Add back accumulated depreciation and amortization	5,088	5,457	5,830	6,007	5,967
Add capitalized value of non-capitalized leases	2,712	2,568	2,384	2,296	2,208
Add (deduct) other selected assets and liabilities:
Receivables	411	338	336	339	322
Merchandise inventories	6,012	6,226	6,155	6,065	5,754
Prepaid expenses and other current assets	456	453	443	398	390
Other assets	881	775	784	659	579
Merchandise accounts payable	(2,182)	(2,366)	(2,472)	(2,520)	(2,362)
Accounts payable and accrued liabilities	(2,924)	(2,677)	(2,511)	(2,328)	(2,333)
Total average invested capital	$17,771	$18,482	$18,814	$18,979	$18,833

ROIC	18.5%	20.1%	22.4%	21.5%	21.2%

Results of Operations

	2016		2015		2014
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$25,778		$27,079		$28,105
Increase (decrease) in sales	(4.8)%		(3.7)%		0.6%
Increase (decrease) in comparable sales	(3.5)%		(3.0)%		0.7%
Cost of sales	(15,621)	(60.6)%	(16,496)	(60.9)%	(16,863)	(60.0)%
Gross margin	10,157	39.4%	10,583	39.1%	11,242	40.0%
Selling, general and administrative expenses	(8,265)	(32.0)%	(8,256)	(30.5)%	(8,355)	(29.7)%
Impairments, store closing and other costs	(479)	(1.9)%	(288)	(1.1)%	(87)	(0.3)%
Settlement charges	(98)	(0.4)%	—	—%	—	—%
Operating income	1,315	5.1%	2,039	7.5%	2,800	10.0%
Interest expense - net	(363)		(361)		(393)
Premium on early retirement of debt	—		—		(17)
Income before income taxes	952		1,678		2,390
Federal, state and local income tax expense	(341)		(608)		(864)
Net income	611		1,070		1,526
Net loss attributable to noncontrolling interest	8		2		—
Net income attributable to Macy's, Inc. shareholders	$619	2.0% %	$1,072	4.0%	$1,526	5.4%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$1.99		$3.22		$4.22

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned plus licensed basis	(2.9)%		(2.5)%		1.4%
Operating income, excluding certain items	$1,892	7.3%	$2,327	8.6%	$2,887	10.3%
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items	$3.11		$3.77		$4.40
Adjusted EBITDA as a percent to net sales	11.4%		12.5%		14.0%
ROIC	18.5%		20.1%		22.4%

See pages 20 to 23 for a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Store information (at year-end):
Stores operated	829		868		823
Square footage (in millions)	130.2		141.9		147.4

Comparison of 2016 and 2015
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2016 decreased compared to 2015, reflecting lower sales and gross margin and higher selling, general and administrative expenses, impairments, store closing costs and other costs, settlement charges and net interest expense, partially offset by lower income taxes in 2016 as compared to 2015.
Net Sales
Net sales for 2016 decreased $1,301 million or 4.8% compared to 2015. The decrease in comparable sales on an owned basis for 2016 was 3.5% compared to 2015. The decrease in comparable sales on an owned plus licensed basis for 2016 was 2.9% compared to 2015. (See pages 20 and 21 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). The Company experienced an overall weakness in sales, but geographically sales in 2016 were strongest in the Southwest, particularly southern California. Digital sales continued to be strong in 2016 and experienced double digit growth. By family of business, sales in 2016 were strongest in apparel, fine jewelry, shoes, intimate apparel and fragrances. Sales in 2016 were less strong in fashion jewelry, handbags, and fashion watches. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded operations in 2016 and 2015.
Cost of Sales
Cost of sales for 2016 decreased $875 million from 2015. The cost of sales rate as a percent to net sales of 60.6% was 30 basis points lower in 2016, as compared to 60.9% in 2015, primarily due to fewer markdowns taken in 2016 as compared to 2015 and offset slightly by higher delivery expenses associated with the Company's omnichannel activities and free shipping promotions. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
SG&A Expenses
SG&A expenses for 2016 increased $9 million from 2015 and the SG&A rate as a percent to net sales of 32.0% was 150 basis points higher in 2016, as compared to 2015. SG&A expenses in 2016 were impacted by lower income from credit operations and higher expenses associated with the continued investments in the Company's omnichannel operations, investments in Bluemercury, Macy's Backstage and Macy's China Limited. These increases were partially offset by lower retirement expenses (including Pension Plan, SERP and defined contribution plan expenses), lower advertising expense, net of cooperative advertising allowances and the impact of the restructuring announced at the end of 2015. Income from credit operations was $736 million in 2016 as compared to $831 million in 2015. SG&A expenses included gains on the sales of certain store locations and surplus properties of $209 million in 2016 compared to $212 million in 2015. Retirement expenses were $44 million in 2016 as compared to $77 million in 2015. Depreciation and amortization expense was $1,058 million for 2016, compared to $1,061 million for 2015. Advertising expense, net of cooperative advertising allowances, was $1,153 million for 2016 compared to $1,173 million for 2015. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.5% for 2016 and 4.3% for 2015.
Impairments, Store Closing and Other Costs
Impairments, store closing and other costs for 2016 includes costs and expenses primarily associated with the organizational changes and store closings announced in January 2017. During 2016, these costs and expenses included asset impairment charges of $265 million, $168 million of severance and other human resource-related costs and $46 million of other related costs and expenses. Impairments, store closing and other costs for 2015 included costs and expenses primarily associated with organization changes and store closings announced in January 2016. During 2015, these costs and expenses included asset impairment charges of $148 million, $123 million of severance and other human resource-related costs and $17 million of other related costs and expenses.
Settlement Charges
$98 million of non-cash settlement charges were recognized in 2016. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company’s defined benefit retirement plans and are the result of an increase in lump sum distributions associated with store closings, a voluntary separation program, organizational restructuring, and periodic distribution activity.

Net Interest Expense
Net interest expense for 2016 increased $2 million from 2015. Net interest expense for 2016 was impacted by lower capitalized interest associated with the Company's construction projects, offset slightly by lower rates on outstanding borrowings as compared to 2015.

Effective Tax Rate
The Company's effective tax rate of 35.8% for 2016 and 36.2% for 2015 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.
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
Net Sales
Net sales for 2015 decreased $1,026 million or 3.7% compared to 2014. The decrease in comparable sales on an owned basis for 2015 was 3.0% compared to 2014. The decrease in comparable sales on an owned plus licensed basis for 2015 was 2.5% compared to 2014. (See pages 20 and 21 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). The Company experienced an overall weakness in sales, but geographically sales in 2015 were stronger in the western and southern regions, where weather was less of a factor, while sales at locations that are frequented by international tourists, such as New York City, Las Vegas, San Francisco and Chicago were negatively impacted by lower levels of spending by these tourists. Digital sales growth continued to be strong in 2015. By family of business, sales in 2015 were strongest in active apparel, cosmetics and fragrances and furniture and mattresses. Sales in 2015 were less strong in fashion watches, cold weather items, and the housewares and tabletop businesses. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded operations in 2015.
Cost of Sales
Cost of sales for 2015 decreased $367 million from 2014. The cost of sales rate as a percent to net sales of 60.9% was 90 basis points higher in 2015, as compared to 60.0% in 2014, primarily due to higher markdowns resulting from the need to clear inventory based on the weaker sales trend as well as continued growth of the omnichannel businesses and the resulting impact of free shipping. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
SG&A Expenses
SG&A expenses for 2015 decreased $99 million from 2014, however the SG&A rate as a percent to net sales of 30.5% was 80 basis points higher in 2015, as compared to 2014. SG&A expenses in 2015 benefited from higher income from credit operations and higher gains on the sale of certain store locations and surplus properties, partially offset by higher retirement expenses (including Pension Plan, SERP and defined contribution plan expenses), higher expenses associated with the continued investments in the Company's omnichannel operations, investments in Bluemercury, Macy's Backstage and Macy's China Limited and higher depreciation and amortization expense. Income from credit operations was $831 million in 2015 as compared to $776 million in 2014. SG&A expenses included gains on the sales of certain store locations and surplus properties of $212 million in 2015 as compared to $92 million in 2014. Included in the gains on the sales of store locations and surplus properties in 2015 was $84 million related to the sale of Brooklyn real estate and $57 million related to the downtown Seattle real estate transaction. Retirement expenses were $77 million in 2015 as compared to $65 million in 2014. Depreciation and amortization expense was $1,061 million for 2015, compared to $1,036 million for 2014. Advertising expense, net of cooperative advertising allowances, was $1,173 million for 2015 compared to $1,177 million for 2014. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.3% for 2015 and 4.2% for 2014.

Impairments, Store Closing and Other Costs
Impairments, store closing and other costs for 2015 included costs and expenses primarily associated with the cost efficiency initiatives and store closings announced in January 2016. During 2015, these costs and expenses included $123 million of severance and other human resource-related costs and asset impairment charges of $148 million. Impairments, store closing and other costs for 2014 included costs and expenses primarily associated with organization changes and store closings announced in January 2015. During 2014, these costs and expenses included $46 million of severance and other human resource-related costs and asset impairment charges of $33 million.
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

Guidance

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
Based on its assessment of current and anticipated market conditions and its recent performance, the Company's 2017 assumptions include the following:

•	Total sales decline of approximately 3.2% - 4.3% from 2016 levels. Total sales in 2017 reflect a 53rd week of sales, whereas comparable sales below are on a 52-week basis.

•	Comparable sales decrease on an owned basis of approximately 2.2% - 3.3%, with comparable sales on an owned plus licensed basis to decline approximately 2% - 3%.

•
Asset sale gains of approximately $415 million - $435 million, including an expected $235 million gain associated with the sale of the Company's Union Square Macy's store and $100 million of additional gain from the sale of the Brooklyn real estate.

•
Selling, general and administrative expense savings of approximately $550 million from the restructuring and store closures announced at the end of 2016, partially offset by increased growth spending of approximately $250 million (resulting in a net expense savings of approximately $300 million).

•	Credit income of approximately $740 million - $760 million.

•
Adjusted diluted earnings per share attributable to Macy's, Inc. shareholders of $3.37 to $3.62, excluding any charges associated with store closures, restructuring, or settlement charges associated with Company's defined benefit plans. Included in this guidance is the expected gain of approximately $235 million, or approximately $.47 per diluted share, associated with the sale of the Company's Union Square Macy's Men's store.

•	Capital expenditures of approximately $900 million.

•	Excess cash after capital expenditures, payment of the Company's dividends and the $300 million debt maturity in July 2017 is expected to be used to repurchase debt.
The Company's budgeted capital expenditures are primarily related to new stores, store remodels, development costs associated with the Brookfield Strategic Alliance joint venture, technology and omnichannel investments, distribution network improvements and new growth initiatives. In early 2017, the Company opened a Macy’s store at Fashion Place in Murray, UT and plans to open a store at Westfield Century City in Los Angeles, CA, later in the year. In addition, the Company expects to open approximately 30 additional Bluemercury locations and approximately 30 Macy’s Backstage locations inside Macy’s stores. Announced new stores in future years include Bloomingdale’s in San Jose, CA (2019), and Norwalk, CT (2019). In addition, under license agreements with Al Tayer Group, a new Bloomingdale’s store opened at 360 Mall in Al Zahra, Kuwait in March 2017 and new Macy’s and Bloomingdale’s stores are planned to open in Al Maryah Central in Abu Dhabi, United Arab Emirates in 2018.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Operating Activities
Net cash provided by operating activities was $1,801 million in 2016 compared to $1,984 million in 2015, reflecting lower net income.
Investing Activities
Net cash used by investing activities for 2016 was $187 million, compared to net cash used by investing activities of $1,092 million for 2015. Investing activities for 2016 included purchases of property and equipment totaling $596 million and capitalized software of $316 million, compared to purchases of property and equipment totaling $777 million and capitalized software of $336 million for 2015. Investing activities for 2015 includes the acquisition of Bluemercury, Inc., net of cash acquired, for $212 million.
In 2016, the Company continued to execute on its real estate strategy that includes creating value through monetization and, in some case, redevelopment of real estate assets. Overall, property and equipment sales, primarily related to real estate, generated cash proceeds of $673 million in 2016, compared to $204 million in 2015.
During 2016, the Company opened one new Macy's store, one new Bloomingdale's The Outlet store, one new freestanding Macy's Backstage store and 24 new freestanding Bluemercury stores. During 2015, the Company opened one new Macy's store, one new Bloomingdale's store, three new Bloomingdale's The Outlet stores, six new Macy's freestanding Backstage stores and 15 new freestanding Bluemercury stores. Since the acquisition of Bluemercury in March 2015, the Company has opened 39 freestanding Bluemercury stores and 19 locations within an existing Macy's.
Financing Activities
Net cash used by the Company for financing activities was $1,426 million for 2016, including the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $316 million, the repayment of $751 million of debt and the payment of $459 million of cash dividends, partially offset by the issuance of $36 million of common stock, primarily related to the exercise of stock options, and an increase in outstanding checks of $61 million.

On August 15, 2016, the Company redeemed at par the principal amount of $108 million of 7.875% senior debentures due 2036, pursuant to the terms of the debentures. Interest expense in 2016 benefited from the recognition of unamortized debt premium associated with this debt. On October 14, 2016, the Company repaid $59 million of 7.45% senior debentures at maturity. On December 1, 2016, the Company repaid $577 million of 5.9% senior notes at maturity.

The Company entered into a new credit agreement with certain financial institutions on May 6, 2016 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 6, 2021 and replaced the prior agreement which was set to expire May 10, 2018.

As of January 28, 2017, and January 30, 2016, there were no revolving credit loans outstanding under this credit agreement, and there were no borrowings under the agreement throughout all of 2016 and 2015. In addition, there were no standby letters of credit outstanding at January 28, 2017 and there were less than $1 million of standby letters of credit outstanding at January 30, 2016. Revolving loans under the credit agreement bear interest based on various published rates.

The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement with certain financial institutions. The amount of borrowings under the commercial paper program increased to its highest level for 2016 of approximately $388 million during the fourth quarter. As of January 28, 2017, there were no remaining borrowings outstanding under the commercial paper program.

Net cash used by the Company for financing activities was $2,029 million for 2015 and included the acquisition of the Company's common stock under its share repurchase program at an approximate cost of $2,000 million, the repayment of $152 million of debt and the payment of $456 million of cash dividends and a decrease in outstanding checks of $83 million, partially offset by the issuance of approximately $500 million of debt and the issuance of $163 million of common stock, primarily related to the exercise of stock options.
On June 1, 2015, the Company repaid $69 million of 7.5% senior debentures at maturity. On August 17, 2015, the Company redeemed at par the principal amount of $76 million of 8.125% senior debentures due 2035, pursuant to the terms of the debentures. Interest expense in 2015 benefited from the recognition of unamortized debt premium associated with the $76 million of 8.125% senior debentures.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for 2016 was 7.36 and its leverage ratio at January 28, 2017 was 2.38, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $300 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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
At January 28, 2017, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $4,250 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.
On February 26, 2016, the Company's board of directors approved an additional $1,500 million in authorization to purchase Common Stock. During 2016, the Company repurchased approximately 7.9 million shares of its common stock for a total of approximately $316 million. As of January 28, 2017, the Company had $1,716 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On February 24, 2017, the Company's board of directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable April 3, 2017 to Macy's shareholders of record at the close of business on March 15, 2017.

Contractual Obligations and Commitments
At January 28, 2017, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$308	$308	$—	$—	$—
Long-term debt	6,459	—	48	1,092	5,319
Interest on debt	4,162	342	658	631	2,531
Capital lease obligations	52	3	6	6	37
Operating leases	3,683	321	587	486	2,289
Letters of credit	30	30	—	—	—
Other obligations	4,325	2,744	470	279	832
	$19,019	$3,748	$1,769	$2,494	$11,008
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
The Company has not included in the contractual obligations table $157 million of long-term liabilities for unrecognized tax benefits for various tax positions taken or $54 million of related accrued federal, state and local interest and penalties. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $6 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year.
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
Long-Lived Asset Impairment and Restructuring Charges
The carrying values of long-lived assets are periodically reviewed by the Company whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. Additionally, on an annual basis, the recoverability of the carrying values of individual stores is evaluated. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.
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
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2016. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2017. Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company's Pension Plan cash requirements in both the near term and also over the longer term.
At January 28, 2017, the Company had unrecognized actuarial losses of $1,232 million for the Pension Plan and $248 million for the SERP. The unrecognized losses for the Pension Plan and the SERP will be recognized as a component of pension expense in future years in accordance with ASC Topic 715, and is expected to impact 2017 Pension and SERP net periodic benefit costs by approximately $41 million. The Company generally amortizes unrecognized gains and losses on a straight-line basis over the average remaining lifetime of participants using the corridor approach. In addition, approximately $80 to 90 million of net actuarial losses are also expected to be recognized in 2017 as part of a non-cash settlement charge, resulting from an anticipated increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring and small balance force outs, in addition to annual distribution activity.
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

As of January 31, 2015, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 7.50% to 7.00% based on expected future returns on the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2017 pension expense by approximately $8 million.
The Company discounted its future pension obligations using a weighted-average rate of 4.00% at January 28, 2017 and 4.17% at January 30, 2016 for the Pension Plan and 4.07% at January 28, 2017 and 4.23% at January 30, 2016 for the SERP. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at January 28, 2017 by approximately $105 million and would decrease estimated 2017 pension expense by approximately $3 million. Increasing the discount rates by 0.25% would decrease the projected benefit obligations at January 28, 2017 by approximately $99 million and would increase estimated 2017 pension expense by approximately $3 million.
In 2016, the Company changed the method used to estimate the service and interest cost components of net periodic benefit costs for the Pension Plan and SERP. The new method uses a full yield curve approach in the estimation of these components of net periodic benefit costs. Under this approach, the Company applies discounting using individual spot rates from the yield curve composed of the rates of return from a portfolio of high quality corporate debt securities available at the measurement date. These spot rates align to each of the projected benefit obligation and service cost cash flows. Historically, the Company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.
The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The Company accounted for this change as a change in estimate prospectively starting in 2016. The 2016 reduction in service cost and interest cost for the Pension Plan and SERP associated with this change was approximately $36 million.

New Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which establishes principles to report useful information to financial statements users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with related amendments ASU Nos. 2016-20, 2016-12, 2016-10, 2016-08, and 2015-14 comprise ASC Topic 606, Revenue from Contracts with Customers, and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns . The new standard and its related updates are effective for the Company beginning on February 4, 2018. Early adoption is permitted in 2017; however, Macy's will not early adopt the new guidance. On the effective date, the Company will apply the new guidance retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the methods of adoption and has not yet decided on the method to be applied when the new revenue guidance is effective.
Combined with the guidance in ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), the Company currently estimates the material impacts to its consolidated financial statements to include changes in the presentation of estimates for future sales returns and related recoverable assets, presentation of earnings from credit operations, timing of certain real estate gains (particularly those with leaseback components) and the presentation of certain consignment and license arrangements.
The Company does not expect the new guidance to materially impact the revenue recognition associated with gift card breakage as well as the accounting for its warranty arrangements, loyalty programs and other customer incentive arrangements. The Company is continuing to evaluate the impact of the new standards and the final determinations of the impact of the new guidance may differ from these initial estimates.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The new standard is effective for the Company on February 3, 2019, with early adoption permitted. The new standard is to be adopted utilizing a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company has not yet decided whether it will early adopt the new standard but the Company currently plans to elect all of the standard's available practical expedients on adoption.
The Company expects that the new lease standard will have a material impact on the Company's consolidated financial statements. While the Company is continuing to assess the effects of adoption, the Company currently believes the most significant changes relate to the recognition of new ROU assets and lease liabilities on the consolidated balance sheets for real property and personal property operating leases as well as changes to the timing of recognition of certain real estate asset sale gains in the consolidated statements of income due to application of the new sale-leaseback guidance and ASU No. 2017-05 as discussed above. The Company expects that substantially all of its operating lease commitments disclosed in Note 4, "Properties and Leases", to the consolidated financial statements will be subject to the new guidance and will be recognized as operating lease liabilities and ROU assets upon adoption. A significant change in leasing activity between the date of this report and adoption is not expected.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The new guidance includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including accounting for income taxes, earnings per share and forfeitures. This guidance requires all excess tax benefits and tax deficiencies to be recorded in income tax expense when the awards vest or are settled, with prospective application required. The new standard is effective for the Company on January 29, 2017. The impact of the new standard will vary based on the intrinsic value of vested awards when exercised or expired but is not currently expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. The new standard is effective for the Company beginning in the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial position, results of operations, cash flows and related disclosures. The Company plans to adopt this standard on February 4, 2018.
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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6 to the Consolidated Financial Statements. All of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 28, 2017, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at January 28, 2017, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
a. Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 28, 2017, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of January 28, 2017, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of January 28, 2017 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.
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

The information required by this item for executive officers is set forth under “Item 1. Business - Executive Officers of the Registrant” in this report. The other information called for by this item is set forth under “Item 1 - Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with the 2017 Annual Meeting of Shareholders (the “Proxy Statement”), and incorporated herein by reference.
The Company’s Code of Conduct is in compliance with the applicable rules of the SEC that apply to the principal executive officer, principal financial officer and principal accounting officer or comptroller, or persons performing similar functions.  A copy of the Code of Conduct is available, free of charge, through the Company’s website at http://www.macysinc.com . We intend to satisfy any disclosure requirement under Item 5 of Form 8-K regarding an amendment to or waiver from, a provision of the Code of Conduct by posting such information to the Company’s website at the address and location specified above.

Set forth below are the names, ages and principal occupations of the Company's non-employee directors as of March 24, 2017.

Name	Age	Director Since	Principal Occupation
Francis S. Blake	67	2015	Former Chairman and Chief Executive Officer of The Home Depot, Inc.
John A. Bryant	51	2015	Chairman of the Board of Kellogg Company since July 2014 and President and Chief Executive Officer since January 2011.
Deirdre P. Connelly	56	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline, a global pharmaceutical company.
Leslie D. Hale	44	2015	Chief Operating Officer since 2016, Chief Financial Officer since 2007 and Executive Vice President since 2013 of RLJ Lodging Trust, a publicly-traded lodging real estate investment trust.
William H. Lenehan	40	2016	President and Chief Executive Officer of Four Corners Property Trust, Inc., a real estate investment trust, since August 2015.
Sara Levinson	66	1997	Co-Founder and Director of Katapult, a digital entertainment company making products for today's creative generation, since April 2013.
Joyce M. Roché	70	2006	Former President and Chief Executive Officer of Girls Incorporated, a national non-profit research, education and advocacy organization.
Paul C. Varga	53	2012	Chairman of Brown-Forman Corporation, a spirits and wine company, since August 2007 and Chief Executive Officer since 2005.
Marna C. Whittington	69	1993	Former Chief Executive Officer of Allianz Global Investors Capital, a diversified global investment firm.
Annie Young-Scrivner	48	2014	Executive Vice President of Starbucks Corporation since September 2009, with responsibility for global loyalty and digital development since September 2015.

Item 11.	Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2016,” “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and "Further Information Concerning the Board of Directors-Risk Oversight" in the Proxy Statement and incorporated herein by reference.

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
3. Exhibits:

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 18, 2010

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 1995

3.1.2	Article Seventh of the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 24, 2011

3.2	Amended and Restated By-Laws	Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 30, 2016

4.1	Amended and Restated Certificate of Incorporation	See Exhibits 3.1, 3.1.1 and 3.1.2

4.2	Amended and Restated By-Laws	See Exhibit 3.2

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

10.1
Credit Agreement, dated as of May 6, 2016, among the Company, Macy's Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent
Exhibit 10.01 to the Company's Current Report on Form 8-K filed on May 11, 2016 (the “May 11, 2016 Form 8-K”)

10.2	Guarantee Agreement, dated as of May 16, 2016, among the Company, Macy's Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.02 to the May 11, 2016 Form 8-K

10.3	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (the “2014 Form 10-K”)

Exhibit Number	Description	Document if Incorporated by Reference
10.4+
Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. (“MCCS”), Macy's West Stores, Inc., Bloomingdales, Inc., Department Stores National Bank ("DSNB") and Citibank, N.A.
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 8, 2014

10.5	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 (the “1995 Plan”) *	Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”)

10.6	Senior Executive Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated March 28, 2012

10.7	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the 2008 Form 10-K

10.8	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed on November 27, 1991

10.9	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (the “2013 Form 10-K”)

10.10	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees) *	Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 29, 2005

10.10.1	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the Company's Annual Report Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006

10.10.2	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the Current Report on From 8-K (File No. 001-00079) filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.10.3	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 (the "2012 Form 10-K")

10.10.4	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to the 2014 Form 10-K

10.11	Nonqualified Stock Option Agreement, dated as of October 26, 2007, by and between the Company and Terry Lundgren *	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007

10.12	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the March 23, 2005 Form 8-K

10.12.1	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 25, 2010

10.13	Form of Performance-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan for the 2015-2017 performance period *	Exhibit 10.17.2 to the 2014 Form 10-K

10.13.1	2016-2018 Performance-Based Restricted Stock Unit Terms and Conditions *	Exhibit 10.13.2 to the 2015 Form 10-K

10.13.2	2017-2019 Performance-Based Restricted Stock Unit Terms and Conditions *

Exhibit Number	Description	Document if Incorporated by Reference
10.14	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.19 to the 2012 Form 10-K

10.14.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to the 2014 Form 10-K

10.15	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the 2008 Form 10-K

10.15.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.15.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to the 2012 Form 10-K

10.15.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to the 2013 Form 10-K

10.16	Executive Deferred Compensation Plan *	Exhibit 10.30 to the 2008 Form 10-K

10.16.1	First Amendment to Executive Deferred Compensation Plan effective December 19, 2013 *	Exhibit 10.21.1 to the 2013 Form 10-K

10.17	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to the 2013 Form 10-K

10.17.1	First Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to the 2014 Form 10-K

10.17.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to the 2014 Form 10-K

10.17.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to the 2014 Form 10-K

10.17.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*	Exhibit 10.17.4 to the 2015 Form 10-K

10.17.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire*	Exhibit 10.17.5 to the 2015 Form 10-K

10.18	Director Deferred Compensation Plan *	Exhibit 10.33 to the 2008 Form 10-K

10.19	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 2, 2014

10.20	Macy's, Inc. Deferred Compensation Plan *	Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-192917) filed on December 18, 2013

10.20.1	First Amendment to Deferred Compensation Plan regarding special rules of eligibility for newly eligible participants, effective April 1, 2014 *	Exhibit 10.24.1 to the 2014 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.20.2	Second Amendment to Deferred Compensation Plan regarding payment rules for plan years that begin on or after January 1, 2015, effective January 1, 2014 *	Exhibit 10.24.2 to the 2014 Form 10-K

10.20.3	Third Amendment to Deferred Compensation Plan regarding a lump sum distribution from account if its balance does not exceed a certain amount, effective July 1, 2015*	Exhibit 10.20.3 to the 2015 Form 10-K

10.21	Change in Control Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.26 to the 2013 Form 10-K

10.22	Amended and Restated Time Sharing Agreement between Macy's, Inc. and Terry J. Lundgren, dated August 21, 2014 *	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 8, 2014

10.23	General Release with Addendum between Macy's, Inc. and Peter R. Sachse *

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2017, filed on March 29, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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
Elisa D. Garcia Chief Legal Officer and Secretary
Date: March 29, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2017.

*	*	*
Jeff Gennette	Karen M. Hoguet	Felicia Williams

President, Chief Executive Officer (principal executive officer), and Director	Chief Financial Officer (principal financial officer)	Executive Vice President, Controller and Enterprise Risk (principal accounting officer)

*	*	*
Terry J. Lundgren	Francis S. Blake	John A. Bryant

Executive Chairman, Chairman of the Board and Director	Director	Director

*	*	*
Deirdre P. Connelly	Leslie D. Hale	William H. Lenehan

Director	Director	Director

*	*	*
Sara Levinson	Joyce M. Roché	Paul C. Varga

Director	Director	Director

*	*
Marna C. Whittington	Annie Young-Scrivner

Director	Director
 ___________________

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Attorney-in-Fact

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

Terry J. Lundgren
Executive Chairman and Chairman of the Board

Jeff Gennette
President and Chief Executive Officer
Karen M. Hoguet
Chief Financial Officer
Felicia Williams
Executive Vice President, Controller and Enterprise Risk

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Macy’s, Inc.:
We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2017. We also have audited Macy’s, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macy’s, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management’s Report On Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Macy’s, Inc.’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macy’s, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Macy’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Cincinnati, Ohio
March 29, 2017

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2016	2015	2014
Net sales	$25,778	$27,079	$28,105
Cost of sales	(15,621)	(16,496)	(16,863)
Gross margin	10,157	10,583	11,242
Selling, general and administrative expenses	(8,265)	(8,256)	(8,355)
Impairments, store closing and other costs	(479)	(288)	(87)
Settlement charges	(98)	—	—
Operating income	1,315	2,039	2,800
Interest expense	(367)	(363)	(395)
Premium on early retirement of debt	—	—	(17)
Interest income	4	2	2
Income before income taxes	952	1,678	2,390
Federal, state and local income tax expense	(341)	(608)	(864)
Net income	611	1,070	1,526
Net loss attributable to noncontrolling interest	8	2	—
Net income attributable to Macy's, Inc. shareholders	$619	$1,072	$1,526
Basic earnings per share attributable to Macy's, Inc. shareholders	$2.01	$3.26	$4.30
Diluted earnings per share attributable to Macy's, Inc. shareholders	$1.99	$3.22	$4.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	2016	2015	2014
Net income	$611	$1,070	$1,526
Other comprehensive income (loss), net of taxes:
Actuarial gain (loss) and prior service cost on post employment and postretirement benefit plans, net of tax effect of $42 million and $269 million	65	—	(422)
Reclassifications to net income:
Net actuarial loss on post employment and postretirement benefit plans, net of tax effect of $14 million, $19 million and $10 million	22	29	15
Settlement charges, net of tax effect of $38 million	60	—	—
Total other comprehensive income (loss)	147	29	(407)
Comprehensive income	758	1,099	1,119
Comprehensive loss attributable to noncontrolling interest	8	2	—
Comprehensive income attributable to Macy's, Inc. shareholders	$766	$1,101	$1,119

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	January 28, 2017	January 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,297	$1,109
Receivables	522	558
Merchandise inventories	5,399	5,506
Prepaid expenses and other current assets	408	479
Total Current Assets	7,626	7,652
Property and Equipment – net	7,017	7,616
Goodwill	3,897	3,897
Other Intangible Assets – net	498	514
Other Assets	813	897
Total Assets	$19,851	$20,576
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$309	$642
Merchandise accounts payable	1,423	1,526
Accounts payable and accrued liabilities	3,563	3,333
Income taxes	352	227
Total Current Liabilities	5,647	5,728
Long-Term Debt	6,562	6,995
Deferred Income Taxes	1,443	1,477
Other Liabilities	1,877	2,123
Shareholders’ Equity:
Common stock (304.1 and 310.3 shares outstanding)	3	3
Additional paid-in capital	617	621
Accumulated equity	6,088	6,334
Treasury stock	(1,489)	(1,665)
Accumulated other comprehensive loss	(896)	(1,043)
Total Macy's, Inc. Shareholders’ Equity	4,323	4,250
Noncontrolling interest	(1)	3
Total Shareholders' Equity	4,322	4,253
Total Liabilities and Shareholders’ Equity	$19,851	$20,576

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Macy's, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at February 1, 2014	$4	$2,522	$6,235	$(1,847)	$(665)	$6,249	$—	$6,249
Net income			1,526			1,526		1,526
Other comprehensive income					(407)	(407)		(407)
Common stock dividends ($1.1875 per share)			(421)			(421)		(421)
Stock repurchases				(1,901)		(1,901)		(1,901)
Stock-based compensation expense		72				72		72
Stock issued under stock plans		(66)		324		258		258
Retirement of common stock		(1,480)		1,480		—		—
Deferred compensation plan distributions				2		2		2
Balance at January 31, 2015	4	1,048	7,340	(1,942)	(1,072)	5,378	—	5,378
Net income (loss)			1,072			1,072	(2)	1,070
Other comprehensive loss					29	29		29
Common stock dividends ($1.3925 per share)			(456)			(456)		(456)
Stock repurchases				(2,001)		(2,001)		(2,001)
Stock-based compensation expense		64				64		64
Stock issued under stock plans		(64)		226		162		162
Retirement of common stock	(1)	(427)	(1,622)	2,050		—		—
Deferred compensation plan distributions				2		2		2
Macy's China Limited						—	5	5
Balance at January 30, 2016	3	621	6,334	(1,665)	(1,043)	4,250	3	4,253
Net income (loss)			619			619	(8)	611
Other comprehensive income					147	147		147
Common stock dividends ($1.4925 per share)			(459)			(459)		(459)
Stock repurchases				(316)		(316)		(316)
Stock-based compensation expense		60				60		60
Stock issued under stock plans		(64)		81		17		17
Retirement of common stock			(406)	406		—		—
Deferred compensation plan distributions				5		5		5
Macy's China Limited						—	4	4
Balance at January 28, 2017	$3	$617	$6,088	$(1,489)	$(896)	$4,323	$(1)	$4,322
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2016	2015	2014
Cash flows from operating activities:
Net income	$611	$1,070	$1,526
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments, store closing and other costs	479	288	87
Settlement charges	98	—	—
Depreciation and amortization	1,058	1,061	1,036
Stock-based compensation expense	61	65	73
Gains on sale of real estate	(209)	(212)	(92)
Amortization of financing costs and premium on acquired debt	(14)	(14)	(5)
Changes in assets and liabilities:
(Increase) decrease in receivables	(1)	(45)	22
(Increase) decrease in merchandise inventories	107	(60)	44
Increase in prepaid expenses and other current assets	(8)	—	(3)
Increase in other assets not separately identified	—	(1)	(61)
Decrease in merchandise accounts payable	(132)	(78)	(21)
Increase (decrease) in accounts payable, accrued liabilities and other items not separately identified	(162)	68	129
Increase (decrease) in current income taxes	125	(69)	(65)
Increase (decrease) in deferred income taxes	(139)	(1)	29
Increase (decrease) in other liabilities not separately identified	(73)	(88)	10
Net cash provided by operating activities	1,801	1,984	2,709
Cash flows from investing activities:
Purchase of property and equipment	(596)	(777)	(770)
Capitalized software	(316)	(336)	(298)
Acquisition of Bluemercury, Inc., net of cash acquired	—	(212)	—
Disposition of property and equipment	673	204	172
Other, net	52	29	(74)
Net cash used by investing activities	(187)	(1,092)	(970)
Cash flows from financing activities:
Debt issued	2	499	1,044
Financing costs	(3)	(4)	(9)
Debt repaid	(751)	(152)	(870)
Dividends paid	(459)	(456)	(421)
Increase (decrease) in outstanding checks	61	(83)	133
Acquisition of treasury stock	(316)	(2,001)	(1,901)
Issuance of common stock	36	163	258
Proceeds from noncontrolling interest	4	5	—
Net cash used by financing activities	(1,426)	(2,029)	(1,766)
Net increase (decrease) in cash and cash equivalents	188	(1,137)	(27)
Cash and cash equivalents beginning of period	1,109	2,246	2,273
Cash and cash equivalents end of period	$1,297	$1,109	$2,246
Supplemental cash flow information:
Interest paid	$396	$383	$413
Interest received	4	2	2
Income taxes paid (net of refunds received)	352	635	834
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy’s, Inc. and subsidiaries (the “Company”) is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy’s, Bloomingdale’s and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company has stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of January 28, 2017, the Company’s operations and reportable segments were conducted through Macy’s, Bloomingdale’s, Bloomingdale’s The Outlet, Macy's Backstage, Bluemercury and Macy's China Limited, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
For 2016, 2015 and 2014, the following merchandise constituted the following percentages of sales:

	2016	2015	2014
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	38%	38%	38%
Women’s Apparel	23	23	23
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	16
	100%	100%	100%

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2016, 2015 and 2014 ended on January 28, 2017, January 30, 2016 and January 31, 2015, respectively, and each included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
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
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts for the most recent year.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $119 million at January 28, 2017 and $128 million at January 30, 2016.
Investments
The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, “Investments – Debt and Equity Securities.” Unrealized holding gains and losses on trading securities are recognized in the Consolidated Statements of Income and unrealized holding gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income, net of income tax effect, until realized. At January 28, 2017, the Company did not hold any held-to-maturity or available-for-sale securities.
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
Loyalty Programs
The Company maintains customer loyalty programs in which customers earn points based on their spending. Under the Macy’s brand, the Company participates in a coalition program (Plenti) whereby customers can earn points based on spending levels with bonus opportunities through various targeted offers and promotions at Macy's and other partners.  Coalition partners currently include - American Express, AT&T, Direct Energy, Exxon Mobil, Hulu, Nationwide, and Rite Aid. Under the Bloomingdale’s brand, the Company offers a tender neutral points-based program. Benefits also include free delivery and gift wrap services. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At January 28, 2017 and January 30, 2016, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2016, 2015 or 2014. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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

	2016	2015	2014
	(millions)
Gross advertising and promotional costs	$1,547	$1,587	$1,602
Cooperative advertising allowances	394	414	425
Advertising and promotional costs, net of cooperative advertising allowances	$1,153	$1,173	$1,177
Net sales	$25,778	$27,079	$28,105
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.5%	4.3%	4.2%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Post Employment and Postretirement Obligations
The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The Company measures post employment and postretirement assets and obligations using the month-end that is closest to the Company's fiscal year-end. The benefit expense is generally recognized in the Consolidated Financial Statements on an accrual basis over the average remaining lifetime of participants, and the accrued benefits are reported in accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, as appropriate.
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
Derivatives
The Company records derivative transactions according to the provisions of ASC Topic 815 “Derivatives and Hedging,” which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At January 28, 2017, the Company was not a party to any derivative financial instruments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Impairments, Store Closing and Other Costs
Impairments, store closing and other costs consist of the following:

	2016	2015	2014
	(millions)
Asset Impairments	$265	$148	$33
Severance	168	123	46
Other	46	17	8
	$479	$288	$87

During January 2017, the Company announced a series of actions to streamline its store portfolio, intensify cost efficiency efforts and execute its real estate strategy. These actions are intended to support the Company's strategy to further invest in omnichannel capabilities, improve customer experience and create shareholder value. These actions include the announced closure of sixty-eight Macy's stores and the reorganization of the field structure that supports the remaining stores and a significant restructuring of the Company's operations to focus resources on strategic priorities, improve organizational agility and reduce expense.
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
During January 2017, the Company announced the closure of sixty-eight Macy's stores, part of the approximately 100 planned closings announced in August 2016; during January 2016, the Company announced the closure of forty Macy's stores; and during January 2015, the Company announced the closure of fourteen Macy’s stores.
In connection with these announcements and the plans to dispose of these locations, the Company incurred severance and other human resource-related costs and other costs related to obligations and other store liabilities.
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
The Company expects to pay out the majority of the 2016 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to July 29, 2017. The 2015 and 2014 accrued severance costs, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, were paid out in the year subsequent to incurring such severance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Receivables
Receivables were $522 million at January 28, 2017, compared to $558 million at January 30, 2016.
In January 2016, the Company completed a $270 million real estate transaction that will enable a re-creation of Macy’s Brooklyn store. The Company will continue to own and operate the first four floors and lower level of its existing nine-story retail store, which will be reconfigured and remodeled. The remaining portion of the store and its nearby parking facility were sold to Tishman Speyer in a single sales transaction. The Company has received approximately $209 million of cash ($68 million in 2015 and $141 million in 2016) from Tishman Speyer for these real estate assets and will receive $61 million of additional cash over the next two years,. This receivable is backed by a guarantee.
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
Amounts received under the Program Agreement were $912 million for 2016, $1,026 million for 2015 and $975 million for 2014, and are treated as reductions of SG&A expenses on the Consolidated Statements of Income. The Company’s earnings from credit operations, net of servicing expenses, were $736 million for 2016, $831 million for 2015, and $776 million for 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Properties and Leases

	January 28, 2017	January 30, 2016
	(millions)
Land	$1,541	$1,629
Buildings on owned land	4,212	4,690
Buildings on leased land and leasehold improvements	1,545	1,672
Fixtures and equipment	4,541	4,910
Leased properties under capitalized leases	34	34
	11,873	12,935
Less accumulated depreciation and amortization	4,856	5,319
	$7,017	$7,616

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
Minimum rental commitments (excluding executory costs) at January 28, 2017, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year
2017	$3	$321	$324
2018	3	304	307
2019	3	283	286
2020	3	249	252
2021	3	237	240
After 2021	37	2,289	2,326
Total minimum lease payments	52	$3,683	$3,735
Less amount representing interest	24
Present value of net minimum capitalized lease payments	$28

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($1 million) and long-term ($27 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of $17 million on operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating $284 million and are offset by payments from existing tenants and subtenants. In addition, the Company is liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.
Rental expense consists of:

	2016	2015	2014
	(millions)
Real estate (excluding executory costs)
Capitalized leases –
Contingent rentals	$—	$—	$—
Operating leases –
Minimum rentals	312	288	265
Contingent rentals	12	19	22
	324	307	287
Less income from subleases –
Operating leases	(5)	(6)	(8)
	$319	$301	$279
Personal property – Operating leases	$11	$12	$12

Included as a reduction to the expense above is deferred rent amortization of $9 million, $8 million and $7 million for 2016, 2015 and 2014, respectively, related to contributions received from landlords.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	January 28, 2017	January 30, 2016
	(millions)
Non-amortizing intangible assets
Goodwill	$9,279	$9,279
Accumulated impairment losses	(5,382)	(5,382)
	3,897	3,897
Tradenames	403	414
	$4,300	$4,311
Amortizing intangible assets
Favorable leases and other contractual assets	$141	$149
Tradenames	43	43
	184	192
Accumulated amortization
Favorable leases and other contractual assets	(85)	(90)
Tradenames	(4)	(2)
	(89)	(92)
	$95	$100
In March 2015, the Company completed its acquisition of Bluemercury, Inc., a luxury beauty products and spa retailer. Goodwill during 2015 increased as a result of this acquisition. Also as a result of the acquisition of Bluemercury, the Company established intangible assets relating to definite lived tradenames and favorable leases.
Definite lived tradenames are being amortized over their respective useful lives of 20 years. Favorable lease intangible assets are being amortized over their respective lease terms (weighted average remaining life of approximately six years). Customer relationship intangible assets relating to the acquisition of The May Department Stores Company were being amortized in 2015 and 2014 and were fully amortized as of January 30, 2016.
Intangible amortization expense amounted to $10 million for 2016, $23 million for 2015 and $31 million for 2014.
Future estimated intangible amortization expense is shown below:

(millions)
Fiscal year
2017	$10
2018	10
2019	9
2020	8
2021	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing
The Company’s debt is as follows:

	January 28, 2017	January 30, 2016
	(millions)
Short-term debt:
7.45% Senior debentures due 2017	$300	$—
5.9% Senior notes due 2016	—	577
7.45% Senior debentures due 2016	—	59
Capital lease and current portion of other long-term obligations	9	6
	$309	$642
Long-term debt:
2.875% Senior notes due 2023	$750	$750
3.875% Senior notes due 2022	550	550
4.5% Senior notes due 2034	550	550
3.45% Senior notes due 2021	500	500
3.625% Senior notes due 2024	500	500
6.375% Senior notes due 2037	500	500
4.375% Senior notes due 2023	400	400
6.9% Senior debentures due 2029	400	400
6.7% Senior debentures due 2034	400	400
7.45% Senior debentures due 2017	—	300
6.65% Senior debentures due 2024	300	300
7.0% Senior debentures due 2028	300	300
6.9% Senior debentures due 2032	250	250
5.125% Senior debentures due 2042	250	250
4.3% Senior notes due 2043	250	250
6.7% Senior debentures due 2028	200	200
6.79% Senior debentures due 2027	165	165
7.875% Senior debentures due 2036	—	108
8.75% Senior debentures due 2029	61	61
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
7.6% Senior debentures due 2025	24	24
7.875% Senior debentures due 2030	18	18
9.5% amortizing debentures due 2021	14	17
9.75% amortizing debentures due 2021	8	9
Unamortized debt issue costs	(29)	(32)
Unamortized debt discount	(16)	(16)
Premium on acquired debt, using an effective interest yield of 5.542% to 6.021%	121	143
Capital lease and other long-term obligations	27	29
	$6,562	$6,995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and premium on early retirement of debt is as follows:

	2016	2015	2014
	(millions)
Interest on debt	$392	$393	$411
Amortization of debt premium	(22)	(21)	(12)
Amortization of financing costs and debt discount	5	6	7
Interest on capitalized leases	2	2	2
	377	380	408
Less interest capitalized on construction	10	17	13
Interest expense	$367	$363	$395
Premium on early retirement of debt	$—	$—	$17

On August 15, 2016, the Company redeemed at par the principal amount of $108 million of 7.875% senior debentures due 2036, pursuant to the terms of the debentures. Interest expense in 2016 benefited from the recognition of unamortized debt premium associated with this debt.

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
Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)
Fiscal year
2018	$6
2019	42
2020	539
2021	553
2022	—
After 2022	5,319

During 2016, 2015 and 2014, the Company repaid $636 million, $69 million and $453 million, respectively, of indebtedness at maturity.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the detail of debt repayments:

	2016	2015	2014
	(millions)
5.9% Senior notes due 2016	$577	$—	$—
7.875% Senior notes due 2036	108	—	—
7.45% Senior debentures due 2016	59	—	—
7.5% Senior debentures due 2015	—	69	—
8.125% Senior debentures due 2035	—	76	—
5.75% Senior notes due 2014	—	—	453
7.875% Senior debentures due 2015	—	—	407
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	2	3	2
Capital leases and other obligations	1	—	4
	$751	$152	$870

The following summarizes certain components of the Company’s debt:
Bank Credit Agreement
The Company entered into a new credit agreement with certain financial institutions on May 6, 2016 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 6, 2021 and replaced the prior agreement which was set to expire May 10, 2018.
As of January 28, 2017, and January 30, 2016, there were no revolving credit loans outstanding under this credit agreement, and there were no borrowings under the agreement throughout all of 2016 and 2015. In addition, there were no standby letters of credit outstanding at January 28, 2017 and there were less than $1 million of standby letters of credit outstanding at January 30, 2016. Revolving loans under the credit agreement bear interest based on various published rates.
The Company's credit agreement, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent has fully and unconditionally guaranteed this obligation, subject to specified limitations. The Company’s interest coverage ratio for 2016 was 7.36 and its leverage ratio at January 28, 2017 was 2.38, in each case as calculated in accordance with the credit agreement. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $300 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Paper
The Company is a party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. During 2016 and 2015, the Company utilized seasonal borrowings available under this commercial paper program. The amount of borrowings under the commercial paper program increased to its highest level for 2016 of approximately $388 million during the fourth quarter. As of January 28, 2017, there were no remaining borrowings outstanding under the commercial paper program.
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
Other Financing Arrangements
At January 28, 2017 and January 30, 2016, the Company had dedicated $37 million of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were $30 million and $21 million of other standby letters of credit outstanding at January 28, 2017 and January 30, 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounts Payable and Accrued Liabilities

	January 28, 2017	January 30, 2016
	(millions)
Accounts payable	$754	$814
Gift cards and customer rewards	970	920
Deferred real estate gains	340	104
Current portion of post employment and postretirement benefits	208	257
Taxes other than income taxes	166	184
Lease related liabilities	174	165
Accrued wages and vacation	215	153
Current portion of workers’ compensation and general liability reserves	119	127
Severance and relocation	166	123
Allowance for future sales returns	96	112
Accrued interest	74	88
Other	281	286
	$3,563	$3,333

Adjustments to the allowance for future sales returns, which amounted to a credit of $16 million, and charges of $19 million and $8 million for 2016, 2015 and 2014, respectively, are reflected in cost of sales.
Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2016	2015	2014
	(millions)
Balance, beginning of year	$508	$505	$497
Charged to costs and expenses	145	159	160
Payments, net of recoveries	(150)	(156)	(152)
Balance, end of year	$503	$508	$505

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At January 28, 2017 and January 30, 2016, workers’ compensation and general liability reserves included $112 million of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Taxes
Income tax expense is as follows:

	2016			2015			2014
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$433	$(125)	$308	$536	$—	$536	$743	$28	$771
State and local	37	(4)	33	72	—	72	92	1	93
	$470	$(129)	$341	$608	$—	$608	$835	$29	$864

The income tax expense reported differs from the expected tax computed by applying the federal income tax statutory rate of 35% for 2016, 2015 and 2014 to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2016	2015	2014
	(millions)
Expected tax	$333	$587	$836
State and local income taxes, net of federal income tax benefit	12	43	59
Historic rehabilitation tax credit	(1)	(12)	(20)
Change in valuation allowance	9	3	1
Other	(12)	(13)	(12)
	$341	$608	$864

The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2015 and all prior tax years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 28, 2017	January 30, 2016
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$405	$536
Accrued liabilities accounted for on a cash basis for tax purposes	379	340
Long-term debt	63	73
Unrecognized state tax benefits and accrued interest	76	79
State operating loss and credit carryforwards	79	82
Other	347	206
Valuation allowance	(36)	(27)
Total deferred tax assets	1,313	1,289
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(1,381)	(1,485)
Merchandise inventories	(604)	(606)
Intangible assets	(380)	(345)
Other	(391)	(330)
Total deferred tax liabilities	(2,756)	(2,766)
Net deferred tax liability	$(1,443)	$(1,477)

The valuation allowance at January 28, 2017 and January 30, 2016 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to an increase of $9 million for 2016 and an increase of $3 million for 2015.
As of January 28, 2017, the Company had no federal net operating loss carryforwards, state net operating loss carryforwards of $374 million, and state credit carryforwards of $31 million, which will expire between 2017 and 2036.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 28, 2017	January 30, 2016	January 31, 2015
	(millions)
Balance, beginning of year	$178	$172	$189
Additions based on tax positions related to the current year	16	30	33
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(12)	(7)	(15)
Settlements	(4)	(3)	(23)
Statute expirations	(11)	(14)	(12)
Balance, end of year	$167	$178	$172
Amounts recognized in the Consolidated Balance Sheets at January 28, 2017, January 30, 2016 and January 31, 2015
Current income taxes	$6	$12	$11
Long-term deferred income taxes	4	5	6
Other liabilities	157	161	155
	$167	$178	$172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 28, 2017 and January 30, 2016, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $109 million and $115 million, respectively.
The Company classifies unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. Federal, state and local interest and penalties, which amounted to an expense of $2 million for 2016, an expense of $1 million for 2015, and a credit of $3 million for 2014, are reflected in income tax expense.
The Company had $55 million and $53 million accrued for the payment of federal, state and local interest and penalties at January 28, 2017 and January 30, 2016, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at January 28, 2017 and January 30, 2016 are insignificant. At January 28, 2017, $54 million of federal, state and local interest and penalties is included in other liabilities and $1 million is included in current income taxes on the Consolidated Balance Sheets.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2013. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2007. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

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
Retirement expenses, excluding settlement charges, included the following components:

	2016	2015	2014
	(millions)
401(k) Qualified Defined Contribution Plan	$94	$88	$89
Non-Qualified Defined Contribution Plan	2	2	2
Pension Plan	(83)	(54)	(64)
Supplementary Retirement Plan	31	41	38
	$44	$77	$65
In 2016, the Company changed the method used to estimate the service and interest cost components of net periodic benefit costs for the Pension Plan and SERP. The new method uses a full yield curve approach in the estimation of these components of net periodic benefit costs. Under this approach, the Company applies discounting using individual spot rates from the yield curve composed of the rates of return from a portfolio of high quality corporate debt securities available at the measurement date. These spot rates align to each of the projected benefit obligations and service cost cash flows. Historically, the Company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.
The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The Company accounted for this change as a change in estimate prospectively starting in 2016. The discount rates that would have been used to measure the 2016 service and interest cost components of net periodic benefit costs as of the beginning of the year under the single weighted-average discount rate was 4.17% and 4.23%, respectively. The 2016 reduction in service cost and interest cost for the Pension Plan and SERP associated with this change was approximately $36 million.
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
The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $102 million at January 28, 2017 and $97 million January 30, 2016. Expense related to matching contributions for the qualified plan amounted to $94 million for 2016, $88 million for 2015 and $89 million for 2014.
At January 28, 2017 and January 30, 2016, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $20 million and $13 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $2 million at January 28, 2017 and January 30, 2016. Expense related to matching contributions for the non-qualified plan amounted to $2 million for 2016 and 2015. In connection with the non-qualified plan, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had mutual fund investments at January 28, 2017 and January 30, 2016 of $20 million and $13 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
The Company has an additional deferred compensation plan wherein eligible executives elected to defer a portion of their compensation each year as either stock credits or cash credits. Effective January 1, 2015, no additional compensation is eligible for deferral. The Company has transferred shares to a trust to cover the number estimated for distribution on account of stock credits currently outstanding. At January 28, 2017 and January 30, 2016, the liability under the plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $37 million and $39 million, respectively. Expense for 2016, 2015 and 2014 was immaterial.
Pension Plan
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of January 28, 2017 and January 30, 2016:

	2016	2015
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,585	$3,966
Service cost	5	6
Interest cost	108	137
Actuarial (gain) loss	55	(282)
Benefits paid	(284)	(242)
Projected benefit obligation, end of year	3,469	3,585
Changes in plan assets
Fair value of plan assets, beginning of year	3,256	3,636
Actual return on plan assets	402	(138)
Company contributions	—	—
Benefits paid	(284)	(242)
Fair value of plan assets, end of year	3,374	3,256
Funded status at end of year	$(95)	$(329)
Amounts recognized in the Consolidated Balance Sheets at January 28, 2017 and January 30, 2016
Other liabilities	$(95)	$(329)

Amounts recognized in accumulated other comprehensive loss at January 28, 2017 and January 30, 2016
Net actuarial loss	$1,232	$1,451

The accumulated benefit obligation for the Pension Plan was $3,464 million as of January 28, 2017 and $3,574 million as of January 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the Pension Plan included the following actuarially determined components:

	2016	2015	2014
	(millions)
Net Periodic Pension Cost
Service cost	$5	$6	$6
Interest cost	108	137	151
Expected return on assets	(227)	(235)	(246)
Amortization of net actuarial loss	31	38	25
Amortization of prior service credit	—	—	—
	(83)	(54)	(64)

Settlement charges	68	—	—

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(120)	92	491
Amortization of net actuarial loss	(31)	(38)	(25)
Amortization of prior service credit	—	—	—
Settlement charges	(68)	—	—
	(219)	54	466
Total recognized	$(234)	$—	$402

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 is $33 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at January 28, 2017 and January 30, 2016:

	2016	2015
Discount rate	4.00%	4.17%
Rate of compensation increases	4.10%	4.10%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2016	2015	2014
Discount rate used to measure service cost	3.79% - 4.26%	3.55%	4.50%
Discount rate used to measure interest cost	2.96% - 3.30%	3.55%	4.50%
Expected long-term return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increases	4.10%	4.10%	4.10%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to settlement accounting and re-measurements during 2016, the discount rate used to measure service cost and the discount rate to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the Pension Plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 28, 2017, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Short term investments	$14	$—	$14	$—
Money market funds	74	74	—	—
Equity securities:
U.S. stocks	309	309	—	—
U.S. pooled funds (a)	654	446	—	—
International pooled funds (a)	649	131	—	—
Fixed income securities:
U. S. Treasury bonds	194	—	194	—
Other Government bonds	40	—	40	—
Agency backed bonds	24	—	24	—
Corporate bonds	453	—	453	—
Mortgage-backed securities	85	—	85	—
Asset-backed securities	17	—	17	—
Pooled funds	461	461	—	—
Other types of investments:
Real estate (a)	223	—	—	—
Private equity (a)	186	—	—	—
Derivatives in a positive position	13	—	13	—
Derivatives in a negative position	(19)	—	(19)	—
Total	$3,377	$1,421	$821	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 30, 2016, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Cash and cash equivalents	$15	$15	$—	$—
Short term investments	36	—	36	—
Money market funds	46	46	—	—
Equity securities:
U.S. stocks	280	280	—	—
U.S. pooled funds (a)	391	207	—	—
International pooled funds (a)	575	336	—	—
Fixed income securities:
U. S. Treasury bonds	233	—	233	—
Other Government bonds	41	—	41	—
Agency backed bonds	31	—	31	—
Corporate bonds	433	—	433	—
Mortgage-backed securities	112	—	112	—
Asset-backed securities	28	—	28	—
Pooled funds	427	427	—	—
Other types of investments:
Real estate (a)	238	—	—	—
Hedge funds (a)	179	—	—	—
Private equity (a)	188	—	—	—
Derivatives in a positive position	15	—	15	—
Derivatives in a negative position	(22)	—	(22)	—
Total	$3,246	$1,311	$907	$—

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
The fair value of certain pooled funds including equity securities, real estate, hedge funds and private equity investments represents the reported net asset value of shares or underlying assets of the investment as a practical expedient to estimate fair value. International equity pooled funds seek to provide long-term capital growth and income by investing in equity securities of non-U.S. companies located both in developed and emerging markets. There are generally no redemption restrictions or unfunded commitments related to these equity securities.

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
Due to the nature of the underlying assets of the real estate, hedge funds and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of January 28, 2017 and January 30, 2016, certain of these investments are generally subject to lock-up periods, ranging from two to fourteen years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to twice per year, and certain of these investments are subject to advance notice requirements, ranging from sixty-day notification to ninety-day notification. As of January 28, 2017 and January 30, 2016, the Pension Plan had unfunded commitments related to certain of these investments totaling $72 million and $96 million, respectively.

The Company does not anticipate making funding contributions to the Pension Plan in 2017.
The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year
2017	$383
2018	309
2019	299
2020	286
2021	246
2022-2026	1,113

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan
The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of January 28, 2017 and January 30, 2016:

	2016	2015
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$823	$920
Service cost	—	—
Interest cost	22	31
Actuarial (gain) loss	26	(70)
Benefits paid	(124)	(58)
Projected benefit obligation, end of year	747	823
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	124	58
Benefits paid	(124)	(58)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(747)	$(823)
Amounts recognized in the Consolidated Balance Sheets at January 28, 2017 and January 30, 2016
Accounts payable and accrued liabilities	$(86)	$(138)
Other liabilities	(661)	(685)
	$(747)	$(823)
Amounts recognized in accumulated other comprehensive loss at January 28, 2017 and January 30, 2016
Net actuarial loss	$248	$261
Prior service cost	8	8
	$256	$269

The accumulated benefit obligation for the supplementary retirement plan was $747 million as of January 28, 2017 and $823 million as of January 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the supplementary retirement plan included the following actuarially determined components:

	2016	2015	2014
	(millions)
Net Periodic Pension Cost
Service cost	$—	$—	$—
Interest cost	22	31	33
Amortization of net actuarial loss	9	10	5
Amortization of prior service credit	—	—	—
	31	41	38

Settlement charges	30	—	—

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	26	(70)	170
Prior service cost	—	—	—
Amortization of net actuarial loss	(9)	(10)	(5)
Amortization of prior service credit	—	—	—
Settlement charges	(30)	—	—
	(13)	(80)	165
Total recognized	$48	$(39)	$203

The estimated net actuarial loss for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2017 is $8 million.
The following weighted average assumption was used to determine the projected benefit obligations for the supplementary retirement plan at January 28, 2017 and January 30, 2016:

	2016	2015
Discount rate	4.07%	4.23%

The following weighted average assumption was used to determine net pension costs for the supplementary retirement plan:

	2016	2015	2014
Discount rate used to measure interest cost	2.65% - 3.16%	3.55%	4.50%

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
Due to settlement accounting and re-measurements during 2016, the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the supplementary retirement plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year
2017	$86
2018	78
2019	46
2020	48
2021	48
2022-2026	228

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
In 2016, the Company changed the method used to estimate the service and interest cost components of net periodic benefit costs for the postretirement obligations. The new method uses a full yield curve approach in the estimation of these components of net periodic benefit costs. Under this approach, the Company applies discounting using individual spot rates from the yield curve composed of the rates of return from a portfolio of high quality corporate debt securities available at the measurement date. These spot rates align to each of the accumulated postretirement obligation and service cost cash flows. Historically, the Company estimated the service and interest cost components using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligations.
The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. The Company accounted for this change as a change in estimate prospectively starting in 2016. The discount rate that would have been used to measure the 2016 service and interest cost components of net periodic benefit cost as of the beginning of the year under the single weighted-average discount rate was 4.15%. The 2016 reduction in service cost and interest cost for the postretirement obligations associated with this change was approximately $2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of January 28, 2017 and January 30, 2016:

	2016	2015
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$212	$243
Service cost	—	—
Interest cost	6	8
Actuarial gain	(13)	(22)
Medicare Part D subsidy	1	1
Benefits paid	(20)	(18)
Accumulated postretirement benefit obligation, end of year	186	212
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	20	18
Benefits paid	(20)	(18)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(186)	$(212)
Amounts recognized in the Consolidated Balance Sheets at January 28, 2017 and January 30, 2016
Accounts payable and accrued liabilities	$(18)	$(20)
Other liabilities	(168)	(192)
	$(186)	$(212)
Amounts recognized in accumulated other comprehensive loss at January 28, 2017 and January 30, 2016
Net actuarial gain	$(31)	$(22)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive loss included the following actuarially determined components:

	2016	2015	2014
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	6	8	10
Amortization of net actuarial gain	(4)	—	(5)
Amortization of prior service cost	—	—	—
	2	8	5
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(13)	(22)	30
Amortization of net actuarial gain	4	—	5
Amortization of prior service cost	—	—	—
	(9)	(22)	35
Total recognized	$(7)	$(14)	$40

The estimated net actuarial gain that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost during 2017 is $4 million.
The following weighted average assumption was used to determine the accumulated postretirement benefit obligations at January 28, 2017 and January 30, 2016:

	2016	2015
Discount rate	3.99%	4.15%

The following weighted average assumption was used to determine the net postretirement benefit costs for the postretirement obligations:

	2016	2015	2014
Discount rate used to measure interest cost	3.14%	3.55%	4.50%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at January 28, 2017 and January 30, 2016:

	2016	2015
Health care cost trend rates assumed for next year	6.15% - 9.75%	6.25% - 10.0%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2027	2027

The assumed health care cost trend rates have an impact on the amounts reported for the accumulated postretirement benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase	1 – Percentage Point Decrease
	(millions)
Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligations	$11	$(10)

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year
2017	$17	$1
2018	17	1
2019	16	1
2020	16	—
2021	15	—
2022-2026	63	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Based Compensation
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
As of January 28, 2017, 16 million shares of common stock were available for additional grants pursuant to the Company’s equity plan. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2016	2015	2014
	(millions)
Stock options	$43	$52	$47
Restricted stock units	18	13	26
	$61	$65	$73

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income.
As of January 28, 2017, the Company had $63 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years, and $21 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.4 years.
During 2016, 2015 and 2014, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of three-year performance periods ending February 2, 2019, February 3, 2018 and January 28, 2017, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the CMD Committee in connection with the issuance of the units. The performance objectives are based on the Company’s business plan covering the performance period. The performance objectives include achieving a cumulative EBITDA level for the performance period and also include an EBITDA as a percent to sales ratio and a return on invested capital ratio. The performance-based restricted stock units also include a performance objective relating to relative total shareholder return (“TSR”). Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a twelve-company executive compensation peer group over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 150% of the Target Shares granted.
Also during 2016, 2015 and 2014, the CMD Committee approved awards of time-based restricted stock units to certain senior executives and other employees of the Company and awards of time-based restricted stock units to the non-employee members of the Company’s board of directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
The fair value of stock options granted during 2016, 2015 and 2014 and the weighted average assumptions used to estimate the fair value are as follows:

	2016	2015	2014
Weighted average grant date fair value of stock options granted during the period	$12.14	$20.78	$19.07
Dividend yield	3.8%	2.7%	2.5%
Expected volatility	42.7%	43.3%	42.7%
Risk-free interest rate	1.4%	1.7%	1.5%
Expected life	5.7 years	5.7 years	5.7 years

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
Activity related to stock options for 2016 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	18,829.8	$41.92
Granted	3,886.8	$42.97
Canceled or forfeited	(1,116.6)	$51.33
Exercised	(1,122.1)	$31.30
Outstanding, end of period	20,477.9	$42.18
Exercisable, end of period	12,541.5	$36.48	4.1	$46
Options expected to vest	6,657.5	$51.07	8.3	$—

Additional information relating to stock options is as follows:

	2016	2015	2014
	(millions)
Intrinsic value of options exercised	$12	$127	$189
Cash received from stock options exercised	35	125	200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
The weighted average grant date fair values of restricted stock units granted during 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Restricted stock units	$40.02	$62.61	$59.41

The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the portion of the Target Shares that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among a twelve-company executive compensation peer group over the remaining performance periods. The expected volatility of the Company’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.
Compensation expense is recorded for all restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units.

Activity related to restricted stock units for 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	1,497.0	$57.06
Granted – performance-based	575.1	43.72
Performance adjustment	(237.6)	59.82
Granted – time-based	482.8	35.61
Forfeited	(250.0)	32.99
Vested	(249.0)	33.70
Nonvested, end of period	1,818.3	$53.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 333.6 million shares of Common Stock issued and 304.1 million shares of Common Stock outstanding at January 28, 2017, and with 341.6 million shares of Common Stock issued and 310.3 million shares of Common Stock outstanding at January 30, 2016 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
The Company retired 8.0 million, 38.0 million and 31.0 million shares of Common Stock during 2016, 2015 and 2014, respectively.
The Company's board of directors approved an additional authorization to purchase Common Stock of $1,500 million on February 26, 2016. Combined with previous authorizations commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $18,000 million of Common Stock. All authorizations are cumulative and do not have an expiration date. During 2016, the Company purchased approximately 7.9 million shares of Common Stock under its share repurchase program for a total of $316 million. During 2015, the Company purchased approximately 34.8 million shares of Common Stock under its share repurchase program for a total of $2,000 million. During 2014, the Company purchased approximately 31.9 million shares of Common Stock under its share repurchase program for a total of $1,900 million. As of January 28, 2017, $1,716 million of authorization remained unused. The Company may continue or, from time to time, suspend repurchases of its shares under its share repurchase program, depending on prevailing market conditions, alternative uses of capital and other factors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
			(thousands)
Balance at February 1, 2014	410,605.8	(1,229.2)	(44,441.6)	(45,670.8)	364,935.0
Stock issued under stock plans		(54.8)	7,490.6	7,435.8	7,435.8
Stock repurchases
Repurchase program			(31,874.9)	(31,874.9)	(31,874.9)
Other			(27.0)	(27.0)	(27.0)
Deferred compensation plan distributions		104.8		104.8	104.8
Retirement of common stock	(31,000.0)		31,000.0	31,000.0	—
Balance at January 31, 2015	379,605.8	(1,179.2)	(37,852.9)	(39,032.1)	340,573.7
Stock issued under stock plans		(60.4)	4,493.5	4,433.1	4,433.1
Stock repurchases
Repurchase program			(34,806.8)	(34,806.8)	(34,806.8)
Other			(12.7)	(12.7)	(12.7)
Deferred compensation plan distributions		68.8		68.8	68.8
Retirement of common stock	(38,000.0)		38,000.0	38,000.0	—
Balance at January 30, 2016	341,605.8	(1,170.8)	(30,178.9)	(31,349.7)	310,256.1
Stock issued under stock plans		(87.0)	1,611.7	1,524.7	1,524.7
Stock repurchases
Repurchase program			(7,874.3)	(7,874.3)	(7,874.3)
Other			(4.6)	(4.6)	(4.6)
Deferred compensation plan distributions		160.9		160.9	160.9
Retirement of common stock	(8,000.0)		8,000.0	8,000.0	—
Balance at January 28, 2017	333,605.8	(1,096.9)	(28,446.1)	(29,543.0)	304,062.8
Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2016, 2015 and 2014 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost (income) and are included in SG&A expenses in the Consolidated Statements of Income. In addition, the Company incurred the pro-rata recognition of net actuarial losses associated with an increase in lump sum distributions associated with store closings, a voluntary separation program, organizational restructuring, and periodic distribution activity as settlement charges in the Consolidated Statements of Income. See Note 9, "Retirement Plans," and Note 10, "Postretirement Health Care and Life Insurance Benefits," for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	January 28, 2017				January 30, 2016
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$112	$20	$92	$—	$132	$13	$119	$—

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
The following table shows the estimated fair value of the Company’s long-term debt:

	January 28, 2017			January 30, 2016
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,459	$6,535	$6,438	$6,871	$6,966	$6,756

The following table shows certain of the Company’s non-financial assets that were measured at fair value on a nonrecurring basis during 2016 and 2015:

	January 28, 2017				January 30, 2016
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets held and used	$147	$—	$—	$147	$53	$—	$—	$53
During 2016, long-lived assets held and used with a carrying value of $405 million were written down to their fair value of $147 million, resulting in asset impairment charges of $258 million. During 2015, long-lived assets held and used with a carrying value of $201 million were written down to their fair value of $53 million, resulting in asset impairment charges of $148 million. The fair values of these locations were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the May 30, 2016 annual impairment test of goodwill and other intangible assets with indefinite lives, the Company recognized approximately $7 million of asset impairment charges in relation to indefinite lived tradenames. The fair values of these tradenames were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets and are classified as Level 3 measurements within the hierarchy as defined by applicable accounting standards.
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

14.	Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	2016			2015			2014
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$619		307.6	$1,072		327.6	$1,526		354.3
Shares to be issued under deferred compensation and other plans			0.9			0.8			0.9
	$619		308.5	$1,072		328.4	$1,526		355.2
Basic earnings per share attributable to Macy's, Inc. shareholders		$2.01			$3.26			$4.30
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			2.3			4.6			6.5
	$619		310.8	$1,072		333.0	$1,526		361.7
Diluted earnings per share attributable to Macy's, Inc. shareholders		$1.99			$3.22			$4.22

In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 15.5 million of shares of common stock and restricted stock units relating to 1.1 million shares of common stock were outstanding at January 28, 2017, stock options to purchase 12.6 million of shares of common stock and restricted stock units relating to 140,000 shares of common stock were outstanding at January 30, 2016, and stock options to purchase 3.2 million of shares of common stock and restricted stock units relating to 0.6 million shares of common stock were outstanding at January 31, 2015, but were not included in the computation of diluted earnings per share attributable to Macy's, Inc. shareholders for 2016, 2015 and 2014, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results (unaudited)
Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2016:
Net sales	$5,771	$5,866	$5,626	$8,515
Cost of sales	(3,516)	(3,468)	(3,386)	(5,251)
Gross margin	2,255	2,398	2,240	3,264
Selling, general and administrative expenses	(1,966)	(2,026)	(2,071)	(2,202)
Impairments, store closing and other costs	—	(249)	—	(230)
Settlement charges	(13)	(6)	(62)	(17)
Net income attributable to Macy's, Inc. shareholders	116	11	17	475
Basic earnings per share attributable to Macy's, Inc. shareholders	.37	.03	.05	1.56
Diluted earnings per share attributable to Macy's, Inc. shareholders	.37	.03	.05	1.54
2015:
Net sales	$6,232	$6,104	$5,874	$8,869
Cost of sales	(3,800)	(3,610)	(3,537)	(5,549)
Gross margin	2,432	2,494	2,337	3,320
Selling, general and administrative expenses	(2,023)	(2,058)	(1,968)	(2,207)
Impairments, store closing and other costs	—	—	(111)	(177)
Net income attributable to Macy's, Inc. shareholders	193	217	118	544
Basic earnings per share attributable to Macy's, Inc. shareholders	.57	.65	.36	1.74
Diluted earnings per share attributable to Macy's, Inc. shareholders	.56	.64	.36	1.73

16.	Condensed Consolidating Financial Information
Certain debt obligations of the Company described in Note 6, "Financing," which constitute debt obligations of Parent’s 100%-owned subsidiary, Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy’s Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy’s Merchandising Group International, LLC, Macy's Merchandising Group International (Hong Kong) Limited, and its majority-owned subsidiary Macy's China Limited. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”
Condensed Consolidating Statements of Comprehensive Income for 2016, 2015 and 2014, Consolidating Balance Sheets as of January 28, 2017 and January 30, 2016, and the related Condensed Consolidating Statements of Cash Flows for 2016, 2015, and 2014 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$10,677	$23,436	$(8,335)	$25,778
Cost of sales	—	(6,787)	(17,169)	8,335	(15,621)
Gross margin	—	3,890	6,267	—	10,157
Selling, general and administrative expenses	(2)	(3,739)	(4,524)	—	(8,265)
Impairments, store closing and other costs	—	(295)	(184)	—	(479)
Settlement charges	—	(34)	(64)	—	(98)
Operating income (loss)	(2)	(178)	1,495	—	1,315
Interest (expense) income, net:
External	2	(366)	1	—	(363)
Intercompany	—	(200)	200	—	—
Equity in earnings of subsidiaries	619	255	—	(874)	—
Income (loss) before income taxes	619	(489)	1,696	(874)	952
Federal, state and local income tax benefit (expense)	—	281	(622)	—	(341)
Net income (loss)	619	(208)	1,074	(874)	611
Net loss attributable to noncontrolling interest	—	—	8	—	8
Net income (loss) attributable to Macy's, Inc. shareholders	$619	$(208)	$1,082	$(874)	$619
Comprehensive income (loss)	$766	$(61)	$1,153	$(1,100)	$758
Comprehensive loss attributable to noncontrolling interest	—	—	8	—	8
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$766	$(61)	$1,161	$(1,100)	$766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$11,959	$24,037	$(8,917)	$27,079
Cost of sales	—	(7,670)	(17,743)	8,917	(16,496)
Gross margin	—	4,289	6,294	—	10,583
Selling, general and administrative expenses	(2)	(3,980)	(4,274)	—	(8,256)
Impairments, store closing and other costs	—	(170)	(118)	—	(288)
Operating income (loss)	(2)	139	1,902	—	2,039
Interest (expense) income, net:
External	1	(361)	(1)	—	(361)
Intercompany	—	(230)	230	—	—
Equity in earnings of subsidiaries	1,072	421	—	(1,493)	—
Income (loss) before income taxes	1,071	(31)	2,131	(1,493)	1,678
Federal, state and local income tax benefit (expense)	1	120	(729)	—	(608)
Net income	1,072	89	1,402	(1,493)	1,070
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income attributable to Macy's, Inc. shareholders	$1,072	$89	$1,404	$(1,493)	$1,072
Comprehensive income	$1,101	$118	$1,415	$(1,535)	$1,099
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income attributable to Macy's, Inc. shareholders	$1,101	$118	$1,417	$(1,535)	$1,101

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of January 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$938	$81	$278	$—	$1,297
Receivables	—	169	353	—	522
Merchandise inventories	—	2,565	2,834	—	5,399
Prepaid expenses and other current assets	—	84	324	—	408
Total Current Assets	938	2,899	3,789	—	7,626
Property and Equipment – net	—	3,397	3,620	—	7,017
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	51	447	—	498
Other Assets	—	47	766	—	813
Deferred Income Taxes	26	—	—	(26)	—
Intercompany Receivable	375	—	2,428	(2,803)	—
Investment in Subsidiaries	3,137	3,540	—	(6,677)	—
Total Assets	$4,476	$13,249	$11,632	$(9,506)	$19,851
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$306	$3	$—	$309
Merchandise accounts payable	—	590	833	—	1,423
Accounts payable and accrued liabilities	15	1,064	2,484	—	3,563
Income taxes	71	16	265	—	352
Total Current Liabilities	86	1,976	3,585	—	5,647
Long-Term Debt	—	6,544	18	—	6,562
Intercompany Payable	—	2,803	—	(2,803)	—
Deferred Income Taxes	—	688	781	(26)	1,443
Other Liabilities	66	500	1,311	—	1,877
Shareholders’ Equity:
Macy's, Inc.	4,323	738	5,939	(6,677)	4,323
Noncontrolling Interest	—	—	(1)	—	(1)
Total Shareholders’ Equity	4,323	738	5,938	(6,677)	4,322
Total Liabilities and Shareholders’ Equity	$4,475	$13,249	$11,633	$(9,506)	$19,851

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$619	$(208)	$1,074	$(874)	$611
Impairments, store closing and other costs	—	295	184	—	479
Settlement charges	—	34	64	—	98
Equity in earnings of subsidiaries	(619)	(255)	—	874	—
Dividends received from subsidiaries	957	575	—	(1,532)	—
Depreciation and amortization	—	407	651	—	1,058
(Increase) decrease in working capital	110	(482)	92	—	(280)
Other, net	28	51	(244)	—	(165)
Net cash provided by operating activities	1,095	417	1,821	(1,532)	1,801
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	12	(251)	—	(239)
Other, net	—	32	20	—	52
Net cash provided (used) by investing activities	—	44	(231)	—	(187)
Cash flows from financing activities:
Debt repaid, net of debt issued	—	(750)	1	—	(749)
Dividends paid	(459)	—	(1,532)	1,532	(459)
Common stock acquired, net of issuance of common stock	(280)	—	—	—	(280)
Proceeds from noncontrolling interest	—	—	4	—	4
Intercompany activity, net	(144)	255	(111)	—	—
Other, net	(15)	24	49	—	58
Net cash used by financing activities	(898)	(471)	(1,589)	1,532	(1,426)
Net increase (decrease) in cash and cash equivalents	197	(10)	1	—	188
Cash and cash equivalents at beginning of period	741	91	277	—	1,109
Cash and cash equivalents at end of period	$938	$81	$278	$—	$1,297

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2014
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,526	$563	$1,589	$(2,152)	$1,526
Impairments, store closing and other costs	—	45	42	—	87
Equity in earnings of subsidiaries	(1,528)	(624)	—	2,152	—
Dividends received from subsidiaries	1,088	1	—	(1,089)	—
Depreciation and amortization	—	454	582	—	1,036
Increase (decrease) in working capital	9	74	(69)	—	14
Other, net	(20)	(177)	243	—	46
Net cash provided by operating activities	1,075	336	2,387	(1,089)	2,709
Cash flows from investing activities:
Purchase (disposition) of property and equipment and capitalized software, net	—	(260)	(636)	—	(896)
Other, net	—	(12)	(62)	—	(74)
Net cash used by investing activities	—	(272)	(698)	—	(970)
Cash flows from financing activities:
Debt repaid, net of debt issued	—	177	(3)	—	174
Dividends paid	(421)	—	(1,089)	1,089	(421)
Common stock acquired, net of issuance of common stock	(1,643)	—	—	—	(1,643)
Proceeds from noncontrolling interest	—	—	—	—	—
Intercompany activity, net	927	(283)	(644)	—	—
Other, net	15	52	57	—	124
Net cash used by financing activities	(1,122)	(54)	(1,679)	1,089	(1,766)
Net increase (decrease) in cash and cash equivalents	(47)	10	10	—	(27)
Cash and cash equivalents at beginning of period	1,955	84	234	—	2,273
Cash and cash equivalents at end of period	$1,908	$94	$244	$—	$2,246