Form 10-Q
period 2017-04-29
Macy's, Inc.
filed 2017-06-02
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 1-13536

Incorporated in Delaware	I.R.S. Employer Identification No.
13-3324058

7 West Seventh Street
Cincinnati, Ohio 45202
(513) 579-7000
and
151 West 34th Street
New York, New York 10001
(212) 494-1602

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 27, 2017
Common Stock, $0.01 par value per share	304,506,714 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Table of Contents

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	$5,338	$5,771
Cost of sales	(3,306)	(3,516)
Gross margin	2,032	2,255
Selling, general and administrative expenses	(1,812)	(1,966)
Settlement charges	—	(13)
Operating income	220	276
Interest expense	(86)	(99)
Premiums on early retirement of debt	(3)	—
Interest income	2	1
Income before income taxes	133	178
Federal, state and local income tax expense	(63)	(63)
Net income	70	115
Net loss attributable to noncontrolling interest	1	1
Net income attributable to Macy's, Inc. shareholders	$71	$116
Basic earnings per share attributable to Macy's, Inc. shareholders	$.23	$.37
Diluted earnings per share attributable to Macy's, Inc. shareholders	$.23	$.37

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Net income	$70	$115
Other comprehensive income (loss):
Actuarial loss on postretirement benefit plans, before tax	—	(36)
Settlement charges, before tax	—	13
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	9	9
Tax effect related to items of other comprehensive income	(3)	6
Total other comprehensive income (loss), net of tax effect	6	(8)
Comprehensive income	76	107
Comprehensive loss attributable to noncontrolling interest	1	1
Comprehensive income attributable to Macy's, Inc. shareholders	$77	$108

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,201	$1,297	$734
Receivables	345	522	399
Merchandise inventories	5,626	5,399	5,738
Income tax receivable	—	—	19
Prepaid expenses and other current assets	397	408	490
Total Current Assets	7,569	7,626	7,380
Property and Equipment - net of accumulated depreciation and amortization of $5,013, $4,856 and $5,500	6,886	7,017	7,475
Goodwill	3,897	3,897	3,897
Other Intangible Assets – net	496	498	511
Other Assets	793	813	898
Total Assets	$19,641	$19,851	$20,161
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$313	$309	$642
Merchandise accounts payable	2,028	1,423	2,015
Accounts payable and accrued liabilities	2,905	3,563	2,690
Income taxes	355	352	—
Total Current Liabilities	5,601	5,647	5,347
Long-Term Debt	6,412	6,562	6,990
Deferred Income Taxes	1,482	1,443	1,536
Other Liabilities	1,846	1,877	2,134
Shareholders' Equity:
Macy's, Inc.	4,302	4,323	4,148
Noncontrolling interest	(2)	(1)	6
Total Shareholders’ Equity	4,300	4,322	4,154
Total Liabilities and Shareholders’ Equity	$19,641	$19,851	$20,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income	$70	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Settlement charges	—	13
Depreciation and amortization	243	260
Stock-based compensation expense	13	16
Gains on sale of real estate	(68)	(14)
Amortization of financing costs and premium on acquired debt	—	(1)
Changes in assets and liabilities:
Decrease in receivables	170	158
Increase in merchandise inventories	(227)	(232)
Increase in prepaid expenses and other current assets	(11)	(22)
Increase in merchandise accounts payable	573	425
Decrease in accounts payable, accrued liabilities and other items not separately identified	(551)	(499)
Increase (decrease) in current income taxes	3	(246)
Increase in deferred income taxes	36	53
Decrease in other liabilities not separately identified	(17)	(18)
Net cash provided by operating activities	234	8
Cash flows from investing activities:
Purchase of property and equipment	(117)	(153)
Capitalized software	(60)	(75)
Disposition of property and equipment	96	16
Other, net	21	1
Net cash used by investing activities	(60)	(211)
Cash flows from financing activities:
Debt issued	3	—
Debt repaid	(149)	(3)
Dividends paid	(115)	(112)
Increase (decrease) in outstanding checks	(10)	43
Acquisition of treasury stock	(1)	(130)
Issuance of common stock	2	26
Proceeds from noncontrolling interest	—	4
Net cash used by financing activities	(270)	(172)

Net decrease in cash and cash equivalents	(96)	(375)
Cash and cash equivalents beginning of period	1,297	1,109
Cash and cash equivalents end of period	$1,201	$734
Supplemental cash flow information:
Interest paid	$76	$80
Interest received	2	1
Income taxes paid (net of refunds received)	16	257
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations are conducted through approximately 840 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet and bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the "2016 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2016 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended April 29, 2017 and April 30, 2016, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended April 29, 2017 and April 30, 2016 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts for the most recent fiscal period.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 weeks ended April 29, 2017 and April 30, 2016 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of operating expenses in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.
Newly Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 29, 2017. This standard was issued to simplify several aspects of the accounting for share-based payment awards, including the income tax consequences, financial statement classification and forfeiture considerations of such awards. Upon adoption, the Company began to recognize, on a prospective basis, all excess tax benefits and tax deficiencies as income tax benefit or expense, respectively, in its Consolidated Statements of Income. This resulted in the recognition of approximately $11 million of additional income tax expense associated with net tax deficiencies for awards that were exercised, vested or expired in the 13 weeks ended April 29, 2017. Additionally, excess tax benefits have been classified as an operating activity along with other income tax cash flows in the Consolidated Statements of Cash Flows. The Company has elected to adopt such presentation on a prospective basis.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	April 29, 2017			April 30, 2016
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$71		305.0	$116		309.7
Shares to be issued under deferred compensation and other plans			—			0.9
	$71		305.0	$116		310.6
Basic earnings per share attributable to Macy's, Inc. shareholders		$.23			$.37
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			1.9			2.9
	$71		306.9	$116		313.5
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.23			$.37

In addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 16.2 million shares of common stock and restricted stock units relating to 1.6 million shares of common stock were outstanding at April 29, 2017, but were not included in the computation of diluted earnings per share for the 13 weeks ended April 29, 2017 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	13 Weeks Ended
	April 29, 2017	April 30, 2016
	(millions)
6.7% debentures due 2034	$11	$—
6.375% senior notes due 2037	135	—
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
	$149	$3
During the 13 weeks ended April 29, 2017, the Company repurchased $146 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of $149 million, including expenses related to the transactions. Such repurchases resulted in the recognition of additional interest expense of $3 million during the 13 weeks ended April 29, 2017. This additional interest expense is presented as premium on early retirement of debt on the Consolidated Statements of Income.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	April 29, 2017	April 30, 2016
	(millions)
401(k) Qualified Defined Contribution Plan	$21	$24

Non-Qualified Defined Contribution Plan	$—	$—

Pension Plan
Service cost	$1	$1
Interest cost	27	28
Expected return on assets	(56)	(56)
Recognition of net actuarial loss	8	8
Amortization of prior service credit	—	—
	$(20)	$(19)
Supplementary Retirement Plan
Service cost	$—	$—
Interest cost	6	6
Recognition of net actuarial loss	2	2
Amortization of prior service cost	—	—
	$8	$8

Total Retirement Expense	$9	$13

Postretirement Obligations
Service cost	$—	$—
Interest cost	1	2
Recognition of net actuarial gain	(1)	(1)
Amortization of prior service cost	—	—
	$—	$1

During the 13 weeks ended April 30, 2016, the Company incurred $13 million of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are a result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, in addition to periodic distribution activity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	April 29, 2017				April 30, 2016
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$90	$21	$69	$—	$125	$17	$108	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	April 29, 2017			April 30, 2016
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,310	$6,385	$6,251	$6,870	$6,962	$7,113

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
Condensed Consolidating Statements of Comprehensive Income for the 13 weeks ended April 29, 2017 and April 30, 2016, Condensed Consolidating Balance Sheets as of April 29, 2017, April 30, 2016 and January 28, 2017, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended April 29, 2017 and April 30, 2016 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended April 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,056	$5,126	$(1,844)	$5,338
Cost of sales	—	(1,378)	(3,772)	1,844	(3,306)
Gross margin	—	678	1,354	—	2,032
Selling, general and administrative expenses	(1)	(704)	(1,107)	—	(1,812)
Operating income (loss)	(1)	(26)	247	—	220
Interest (expense) income, net:
External	1	(85)	—	—	(84)
Intercompany	—	(34)	34	—	—
Premium on early retirement of debt	—	(3)	—	—	(3)
Equity in earnings (loss) of subsidiaries	71	(9)	—	(62)	—
Income (loss) before income taxes	71	(157)	281	(62)	133
Federal, state and local income tax benefit (expense)	—	30	(93)	—	(63)
Net income (loss)	71	(127)	188	(62)	70
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) attributable to Macy's, Inc. shareholders	$71	$(127)	$189	$(62)	$71
Comprehensive income (loss)	$77	$(121)	$192	$(72)	$76
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$77	$(121)	$193	$(72)	$77

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended April 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,454	$5,374	$(2,057)	$5,771
Cost of sales	—	(1,604)	(3,969)	2,057	(3,516)
Gross margin	—	850	1,405	—	2,255
Selling, general and administrative expenses	(1)	(882)	(1,083)	—	(1,966)
Settlement charges	—	(3)	(10)	—	(13)
Operating income (loss)	(1)	(35)	312	—	276
Interest (expense) income, net:
External	1	(99)	—	—	(98)
Intercompany	—	(58)	58	—	—
Equity in earnings (loss) of subsidiaries	116	10	—	(126)	—
Income (loss) before income taxes	116	(182)	370	(126)	178
Federal, state and local income tax benefit (expense)	—	61	(124)	—	(63)
Net income (loss)	116	(121)	246	(126)	115
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) attributable to Macy's, Inc. shareholders	$116	$(121)	$247	$(126)	$116
Comprehensive income (loss)	$108	$(129)	$241	$(113)	$107
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$108	$(129)	$242	$(113)	$108

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$779	$99	$323	$—	$1,201
Receivables	—	118	227	—	345
Merchandise inventories	—	2,560	3,066	—	5,626
Prepaid expenses and other current assets	—	71	326	—	397
Total Current Assets	779	2,848	3,942	—	7,569
Property and Equipment – net	—	3,293	3,593	—	6,886
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	49	447	—	496
Other Assets	—	45	748	—	793
Deferred Income Taxes	24	—	—	(24)	—
Intercompany Receivable	920	—	1,833	(2,753)	—
Investment in Subsidiaries	3,003	3,535	—	(6,538)	—
Total Assets	$4,726	$13,085	$11,145	$(9,315)	$19,641
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$306	$7	$—	$313
Merchandise accounts payable	—	841	1,187	—	2,028
Accounts payable and accrued liabilities	22	916	1,967	—	2,905
Income taxes	317	6	32	—	355
Total Current Liabilities	339	2,069	3,193	—	5,601
Long-Term Debt	—	6,395	17	—	6,412
Intercompany Payable	18	2,801	(66)	(2,753)	—
Deferred Income Taxes	—	704	802	(24)	1,482
Other Liabilities	67	498	1,281	—	1,846
Shareholders' Equity:
Macy's, Inc.	4,302	618	5,920	(6,538)	4,302
Noncontrolling Interest	—	—	(2)	—	(2)
Total Shareholders' Equity	4,302	618	5,918	(6,538)	4,300
Total Liabilities and Shareholders' Equity	$4,726	$13,085	$11,145	$(9,315)	$19,641

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$287	$112	$335	$—	$734
Receivables	—	158	241	—	399
Merchandise inventories	—	2,707	3,031	—	5,738
Income tax receivable	66	—	—	(47)	19
Prepaid expenses and other current assets	—	121	369	—	490
Total Current Assets	353	3,098	3,976	(47)	7,380
Property and Equipment – net	—	3,840	3,635	—	7,475
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	50	461	—	511
Other Assets	—	154	744	—	898
Deferred Income Taxes	23	—	—	(23)	—
Intercompany Receivable	—	—	3,433	(3,433)	—
Investment in Subsidiaries	4,651	3,810	—	(8,461)	—
Total Assets	$5,027	$14,267	$12,831	$(11,964)	$20,161
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$641	$1	$—	$642
Merchandise accounts payable	—	872	1,143	—	2,015
Accounts payable and accrued liabilities	34	1,192	1,464	—	2,690
Income taxes	—	9	38	(47)	—
Total Current Liabilities	34	2,714	2,646	(47)	5,347
Long-Term Debt	—	6,971	19	—	6,990
Intercompany Payable	787	2,646	—	(3,433)	—
Deferred Income Taxes	—	726	833	(23)	1,536
Other Liabilities	58	547	1,529	—	2,134
Shareholders' Equity:
Macy's, Inc.	4,148	663	7,798	(8,461)	4,148
Noncontrolling Interest	—	—	6	—	6
Total Shareholders' Equity	4,148	663	7,804	(8,461)	4,154
Total Liabilities and Shareholders' Equity	$5,027	$14,267	$12,831	$(11,964)	$20,161

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of January 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$938	$81	$278	$—	$1,297
Receivables	—	169	353	—	522
Merchandise inventories	—	2,565	2,834	—	5,399
Prepaid expenses and other current assets	—	84	324	—	408
Total Current Assets	938	2,899	3,789	—	7,626
Property and Equipment – net	—	3,397	3,620	—	7,017
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	51	447	—	498
Other Assets	—	47	766	—	813
Deferred Income Taxes	26	—	—	(26)	—
Intercompany Receivable	375	—	2,428	(2,803)	—
Investment in Subsidiaries	3,137	3,540	—	(6,677)	—
Total Assets	$4,476	$13,249	$11,632	$(9,506)	$19,851
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$306	$3	$—	$309
Merchandise accounts payable	—	590	833	—	1,423
Accounts payable and accrued liabilities	16	1,064	2,483	—	3,563
Income taxes	71	16	265	—	352
Total Current Liabilities	87	1,976	3,584	—	5,647
Long-Term Debt	—	6,544	18	—	6,562
Intercompany Payable	—	2,803	—	(2,803)	—
Deferred Income Taxes	—	688	781	(26)	1,443
Other Liabilities	66	500	1,311	—	1,877
Shareholders' Equity:
Macy's, Inc.	4,323	738	5,939	(6,677)	4,323
Noncontrolling Interest	—	—	(1)	—	(1)
Total Shareholders' Equity	4,323	738	5,938	(6,677)	4,322
Total Liabilities and Shareholders' Equity	$4,476	$13,249	$11,632	$(9,506)	$19,851

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$71	$(127)	$188	$(62)	$70
Equity in (earnings) loss of subsidiaries	(71)	9	—	62	—
Dividends received from subsidiaries	211	—	—	(211)	—
Depreciation and amortization	—	89	154	—	243
(Increase) decrease in working capital	244	130	(485)	—	(111)
Other, net	7	22	3	—	32
Net cash provided (used) by operating activities	462	123	(140)	(211)	234
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	93	(174)	—	(81)
Other, net	—	—	21	—	21
Net cash provided (used) by investing activities	—	93	(153)	—	(60)
Cash flows from financing activities:
Debt repaid, net of debt issued	—	(149)	3	—	(146)
Dividends paid	(155)	—	(171)	211	(115)
Common stock acquired, net of issuance of common stock	2	—	(1)	—	1
Intercompany activity, net	(476)	(18)	494	—	—
Other, net	8	(31)	13	—	(10)
Net cash provided (used) by financing activities	(621)	(198)	338	211	(270)
Net increase (decrease) in cash and cash equivalents	(159)	18	45	—	(96)
Cash and cash equivalents at beginning of period	938	81	278	—	1,297
Cash and cash equivalents at end of period	$779	$99	$323	$—	$1,201

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended April 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$116	$(121)	$246	$(126)	$115
Impairments and other charges	—	3	10	—	13
Equity in earnings of subsidiaries	(116)	(10)	—	126	—
Dividends received from subsidiaries	182	—	—	(182)	—
Depreciation and amortization	—	102	158	—	260
(Increase) decrease in working capital	(34)	55	(451)	—	(430)
Other, net	19	16	15	—	50
Net cash provided (used) by operating activities	167	45	(22)	(182)	8
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(54)	(158)	—	(212)
Other, net	—	(2)	3	—	1
Net cash used by investing activities	—	(56)	(155)	—	(211)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	(3)	—	—	(3)
Dividends paid	(112)	—	(182)	182	(112)
Common stock acquired, net of issuance of common stock	(104)	—	—	—	(104)
Proceeds from noncontrolling interest	—	—	4	—	4
Intercompany activity, net	(415)	52	363	—	—
Other, net	10	(17)	50	—	43
Net cash provided (used) by financing activities	(621)	32	235	182	(172)
Net increase (decrease) in cash and cash equivalents	(454)	21	58	—	(375)
Cash and cash equivalents at beginning of period	741	91	277	—	1,109
Cash and cash equivalents at end of period	$287	$112	$335	$—	$734

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "first quarter of 2017" and "first quarter of 2016" are to the Company's 13-week fiscal periods ended April 29, 2017 and April 30, 2016, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2016 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2016 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 23 to 24.
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company operates approximately 840 stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of April 29, 2017, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage, bluemercury and Macy's China Limited. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
The Company has begun the implementation of a strategy to transform its omnichannel business and focus on key growth areas, embrace customer centricity, and optimize value in its real estate portfolio. Inspired by the North Star which guided the Company's founder, R.H. Macy, to an optimistic future during his sailing days, there are five points to this strategy.

1.
From Familiar to Favorite includes everything the Company does to further its brand awareness and identity to its core customers. Actions include understanding and anticipating customers’ needs, strengthening the Company's fashion authority and executing initiatives around its loyalty and pricing strategies.

2.
It Must Be Macy’s encompasses delivering the products and experiences customers love and are exclusive to the Company. This includes styles and home fashion for every day and special occasions, from the Company's leading private brands, as well as exclusive national brands or assortments. It celebrates the Company's iconic events and includes strategies to appeal to more value-oriented customers.

3.
Every Experience Matters, in-store and online. The Company's competitive advantage is the ability to combine the human touch in its physical stores with cutting-edge technology in its mobile applications and websites. Key to this point is the enhancement of a customer's experience as they explore our stores, mobile applications and websites, find their favorite styles, sizes and colors, and receive their purchase through the shopping channels they prefer.

4.
Funding our Future represents the decisions and actions the Company takes to identify and realize resources to fuel growth. This involves a focus on cost reduction and reinvestment as well as creating value from the Company's real estate portfolio.

5.
What’s New, What’s Next explores and develops those innovations to turn consumer and technology trends to the Company's advantage and drive growth. This includes exploring previously unmet customer needs and making smart investment decisions based on customer insights and analytics.

The Company has taken a number of key steps over the past couple of years to position itself to successfully implement the North Star strategy. Specifically, in January 2017, the Company announced a series of actions to streamline its store portfolio, intensify cost efficiency efforts and execute its real estate strategy. Further, in August 2016, the Company announced its intention to close approximately 100 Macy’s stores, 66 of which were closed by the end of the first quarter of 2017 and 2 additional stores will close by mid-2017. In addition, the Company has reorganized the field structure that supports the remaining stores and conducted a significant restructuring of the Company's central operations to focus resources on strategic priorities and reduce expense.

MACY'S, INC.

The Company’s real estate strategy is designed to create value through both monetization and redevelopment of certain assets:

•
In January 2016, the Company completed a $270 million real estate transaction to recreate Macy's Brooklyn store. The Company continues to own and operate the first four floors and lower level of its existing nine-story retail store, which is currently being reconfigured and remodeled. The remaining portion of the store and its nearby parking facility were sold to Tishman Speyer in a single sales transaction. As the sales agreement required the Company to conduct certain redevelopment activities at Macy's Brooklyn store, the Company is recognizing the gain on the transaction, approximately $250 million, under the percentage of completion method of accounting over the redevelopment period. Accordingly, $126 million has been recognized to-date and the remaining gain is anticipated to be recognized over the next two years.

•
In fiscal 2016, the Company had property and equipment sales, primarily related to real estate, totaling $673 million in cash proceeds and recognized real estate gains of $209 million. These proceeds include the cash received from the sale of the Company's 248,000 square-foot Union Square Men’s building in San Francisco for approximately $250 million in January 2017. The Company will use part of the proceeds to consolidate the Men’s store into its main Union Square store. The Company will lease the Men’s store property for two to three years as it completes the reconfiguration of the main store. The Company is expected to recognize a gain of approximately $235 million in January 2018.

•
In January 2017, the Company finalized the formation of a strategic alliance with Brookfield Asset Management, a leading global alternative asset manager, to create increased value in its real estate portfolio. Under the alliance, Brookfield has an exclusive right for up to 24 months to create a “pre-development plan” for each of approximately 50 Macy’s real estate assets, with an option for Macy’s to continue to identify and add assets into the alliance. The breadth of opportunity within the portfolio ranges from the additional development on a portion of an asset (such as a Company-controlled land parcel adjacent to a store) to the complete redevelopment of an existing store.  Once a "pre-development plan" is created, the Company has the option to accept the pre-development plan and then either contribute the asset into a joint venture for the development plan to commence or sell the asset to Brookfield. If the Company chooses to contribute the asset into a joint venture, the Company may elect to participate as a funding or non-funding partner. After development, the joint venture may sell the asset and distribute proceeds accordingly.

•	In February 2017, the Company sold its downtown Minneapolis store and parking facility for $59 million of proceeds and recognized a gain of approximately $47 million in the first quarter of 2017.

•
In April 2017, the Company launched a marketing effort for the upper floors of its flagship State Street Macy's store in downtown Chicago. Development and increased utilization of the upper floors are expected to drive more foot traffic to the store.

•
In May 2017, the Company signed a contract to sell an additional two floors of the downtown Seattle Macy's store; four floors were sold in a similar transaction in 2015. This transaction is expected to close in the Fall of 2017.

In the first quarter, the Company opened new Macy’s stores in Murray, UT and Los Angeles, CA as well as one Bloomingdale’s store in Kuwait under a license agreement with Al Tayer Group. The Company expects to open new Macy's and Bloomingdale's stores in Al Maryah Central in Abu Dhabi, UAE, in fiscal 2018 under a license agreement with Al Tayer Group and two additional Bloomingdale's stores in San Jose, CA and Norwalk, CT in fiscal 2019.
Both Macy's off-price business, Macy's Backstage, and its clearance strategy, Last Act, have been successful in providing unique value opportunities to both existing and new Macy's customers. The Company is currently focused on opening new Macy's Backstage stores within existing Macy's store locations. In the first quarter, the Company opened 11 new Macy’s Backstage stores within existing Macy’s stores, bringing the total locations in operation to 33 (7 freestanding and 26 inside Macy's stores) as of April 29, 2017. The Company expects to open 19 additional Macy’s Backstage locations inside Macy’s stores in the remainder of fiscal 2017.
The Company is focused on accelerating the growth of its luxury beauty products and spa retailer, bluemercury, by opening additional freestanding bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding bluemercury products and boutiques to Macy's stores. 10 new freestanding bluemercury locations were opened in the first quarter of 2017 and 20 additional locations are expected to open later in the fiscal year. As of April 29, 2017, the Company is operating 131 bluemercury locations (111 freestanding and 20 inside Macy's stores).
The Company's operations are impacted by competitive pressures from department stores, off-price stores, specialty stores, mass merchandisers, online retailers and all other retail channels. The Company's operations are also impacted by general consumer spending levels, including the impact of general economic conditions, consumer disposable income levels,

MACY'S, INC.

consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of weather or natural disasters and other factors over which the Company has little or no control.
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
The Company affirms its previously provided guidance for full-year fiscal 2017. The Company expects comparable sales on an owned basis to decline between 2.2 percent and 3.3 percent, with comparable sales on an owned plus licensed basis to decline between 2.0 percent and 3.0 percent. Total sales are expected to be down between 3.2 percent and 4.3 percent in fiscal 2017. Total sales for fiscal 2017 reflect a 53rd week, whereas comparable sales are on a 52-week basis. Adjusted diluted earnings per share of between $3.37 and $3.62 are expected in fiscal 2017, excluding the impact of the anticipated settlement charges related to the company’s defined benefit plans and premiums and fees associated with debt repurchases. Excluding the impact of the anticipated fourth quarter gain on the sale of the Union Square Men’s building in San Francisco, the anticipated settlement charges related to the company’s defined benefit plans and premiums and fees associated with debt repurchases, adjusted diluted earnings per share of $2.90 to $3.15 are expected in fiscal 2017.

Results of Operations
Comparison of the First Quarter of 2017 and the First Quarter of 2016

	First Quarter of 2017		First Quarter of 2016
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$5,338		$5,771
Decrease in sales	(7.5)%		(7.4)%
Decrease in comparable sales	(5.2)%		(6.1)%
Cost of sales	(3,306)	(61.9)%	(3,516)	(60.9)%
Gross margin	2,032	38.1%	2,255	39.1%
Selling, general and administrative expenses	(1,812)	(34.0)%	(1,966)	(34.1)%
Settlement charges	—	—%	(13)	(0.2)%
Operating income	220	4.1%	276	4.8%
Interest expense - net	(84)		(98)
Premiums on early retirement of debt	(3)		—
Income before income taxes	133		178
Federal, state and local income tax expense	(63)		(63)
Net income	70		115
Net loss attributable to noncontrolling interest	1		1
Net income attributable to Macy's, Inc. shareholders	$71	1.3%	$116	2.0%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.23		$.37

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of settlement charges and premium on early retirement of debt	$.24		$.40

MACY'S, INC.

Net Sales
Net sales for the first quarter of 2017 decreased $433 million or 7.5% compared to the first quarter of 2016 due to fiscal year-end 2016 store closures and the decline in comparable sales. The decrease in comparable sales on an owned basis for the first quarter of 2017 was 5.2% compared to the first quarter of 2016. The decrease in comparable sales on an owned plus licensed basis for the first quarter of 2017 was 4.6% compared to the first quarter of 2016. Sales during the quarter were strongest in women's apparel, particularly active and dresses, fine jewelry, fragrances, women's shoes, furniture and mattresses. Sales were less strong in handbags, fashion jewelry and fashion watches, housewares and tabletop. The Company’s digital business continued its strong growth with double digit gains at both macys.com and bloomingdales.com. Geographically, the Company’s strongest business was the Southwest region.
Cost of Sales
Cost of sales for the first quarter of 2017 decreased $210 million and the cost of sales rate as a percent to net sales increased to 61.9% compared to 60.9% for the first quarter of 2016. The increase in the cost of sales rate as a percent to net sales was due to increased promotional activity in the beauty business, price competition in housewares and strong growth in lower margin tech watches. The Company expects these trends to continue and is working to offset the gross margin pressure by increasing margin through faster inventory turnover, growth in the private brand and Last Act businesses. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the first quarter of 2017 decreased $154 million or 7.8% from the first quarter of 2016. The SG&A rate as a percent to net sales of 34.0% was 10 basis points lower in the first quarter of 2017, as compared to the first quarter of 2016. SG&A expenses in the first quarter of 2017 reflect higher asset sale gains, reduced expenses from the year-end 2016 stores closures and the impact of restructuring activities, partially offset by investments in digital growth and initiatives at bluemercury. The first quarter of 2017 included asset sale gains of $68 million, including $47 million related to the downtown Minneapolis property and $9 million related to the Macy's Brooklyn transaction. This compares to $14 million of asset sale gains recognized in the first quarter of 2016, inclusive of approximately $4 million related to the Macy's Brooklyn transaction. Income from credit operations was $180 million in the first quarter of 2017, a decrease of $2 million compared to $182 million recognized in the first quarter of 2016. Income from credit operations excludes costs related to new account originations and fraudulent transactions incurred on the Company’s private label credit cards.
Settlement Charges
The first quarter of 2016 included $13 million of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, and periodic distribution activity. No such settlement charges were recognized in the first quarter of 2017.
Net Interest Expense
Net interest expense for the first quarter of 2017 decreased $14 million from the first quarter of 2016 due to a reduction in the Company's debt from $7.6 billion as of the end of the first quarter of 2016 to $6.7 billion as of the end of the first quarter of 2017. This approximate $900 million reduction is due to the maturity and early payment of certain of the Company's borrowings.
Premiums on Early Retirement of Debt
The Company repurchased approximately $146 million face value of senior notes and debentures in the first quarter of 2017. The debt repurchases were made in the open market for a total cost of approximately $149 million, including expenses related to the transactions. As a result of the debt repurchases, the Company booked $3 million in premium and fees in the first quarter of 2017.
 Effective Tax Rate
The Company's effective tax rate of 47.4% for the first quarter of 2017 and 35.4% for the first quarter of 2016 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations as well as the recognition of approximately $11 million of net tax deficiencies associated with share-based payment awards due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Historically, the Company had recognized such amounts as an offset to accumulated excess tax benefits previously recognized in additional paid-in capital.

MACY'S, INC.

Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the first quarter of 2017 decreased $45 million or 38.8% compared to the first quarter of 2016, reflecting lower net sales and gross margin, partially offset by lower SG&A and interest expenses.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the first quarter of 2017 decreased $.14 or 37.8% compared to the first quarter of 2016, reflecting lower net income. Excluding the impact of settlement charges and the premiums on early retirement of debt, diluted earnings per share for the first quarter of 2017 decreased $.16 or 40.0% compared to the first quarter of 2016.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, supplementally to its results of operations calculated in accordance with GAAP assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Management believes that excluding certain items that may vary substantially in frequency and magnitude from diluted earnings per share attributable to Macy's, Inc. shareholders provides a useful supplemental measure that assists in evaluating the Company's ability to generate earnings and leverage sales and to more readily compare these metrics between past and future periods.
The reconciliation of the forward-looking non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis to GAAP comparable sales (i.e., on an owned basis) is in the same manner as illustrated below, where the impact of growth in comparable sales of departments licensed to third parties is the only reconciling item. In addition, the Company does not provide the most directly comparable forward-looking GAAP measure of diluted earnings per share attributable to Macy’s, Inc. shareholders because the timing and amount of excluded items (e.g., retirement plan settlement charges and premiums on the early retirement of debt) are unreasonably difficult to fully and accurately estimate.
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

	First Quarter of 2017	First Quarter of 2016

Decrease in comparable sales on an owned basis (note 1)	(5.2)%	(6.1)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.6%	0.5%
Decrease in comparable sales on an owned plus licensed basis	(4.6)%	(5.6)%

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

	First Quarter of 2017	First Quarter of 2016

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.23	$.37
Add back the pre-tax impact of settlement charges	—	.04
Add back the pre-tax impact of premiums on the early retirement of debt	.02	—
Deduct the income tax impact of settlement charges and premiums on the early retirement of debt	(.01)	(.01)
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of settlement charges and premiums on the early retirement of debt	$.24	$.40

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in the first quarter of 2017 was $234 million, compared to $8 million provided in the first quarter of 2016, primarily due to the timing of estimated income tax payments as compared to the previous year. Certain of the Company's estimated tax payments occurred in May 2017 whereas similar tax payments had been made in the first quarter of 2016.
Investing Activities
Net cash used by investing activities was $60 million in the first quarter of 2017, compared to net cash used by investing activities of $211 million in the first quarter of 2016. Investing activities for the first quarter of 2017 include purchases of property and equipment totaling $117 million and capitalized software of $60 million, compared to purchases of property and equipment totaling $153 million and capitalized software of $75 million for the first quarter of 2016. Additionally, the Company received cash of $96 million for the disposition of property and equipment in the first quarter of 2017, primarily related to real estate transactions, as compared to $16 million received in the first quarter of 2016.
Financing Activities
Net cash used by the Company for financing activities was $270 million for the first quarter of 2017, including the payment of $115 million of cash dividends and debt repurchase payments of $149 million.
Net cash used by the Company for financing activities was $172 million for the first quarter of 2016, including $130 million for the acquisition of the Company's common stock, primarily under its share repurchase program, the payment of $112 million of cash dividends, and the repayment of $3 million of debt, partially offset by an increase in outstanding checks of $43 million and $26 million from the issuance of common stock, primarily related to the exercise of stock options.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement with certain financial institutions. As of April 29, 2017 the Company did not have any borrowings outstanding under its commercial paper program.
As of April 29, 2017 the Company was required to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the credit agreement. The Company's interest coverage ratio for the first quarter of 2017 was 7.43 and its leverage ratio at April 29, 2017 was 2.40, in each case as calculated in accordance with the credit agreement.
On May 11, 2017 the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable July 3, 2017 to the Company's shareholders of record at the close of business on June 15, 2017.

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
The Company expects that the new lease standard will have a material impact on the Company's consolidated financial statements. While the Company is continuing to assess the effects of adoption, the Company currently believes the most

MACY'S, INC.

significant changes relate to the recognition of new ROU assets and lease liabilities on the consolidated balance sheets for real property and personal property operating leases as well as changes to the timing of recognition of certain real estate asset sale gains in the consolidated statements of income due to application of the new sale-leaseback guidance and ASU No. 2017-05 as discussed above. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and ROU assets upon adoption. A significant change in leasing activity between the date of this report and adoption is not expected.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715), which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. The new standard is effective for the Company beginning in the first quarter of 2018, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial position, results of operations, and related disclosures. The Company plans to adopt this standard on February 4, 2018.
The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2016 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2016 10-K.

Item 4.	Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of April 29, 2017, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of April 29, 2017 the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's 2016 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
January 29, 2017 – February 25, 2017	38	31.86	—	1,716
February 26, 2017 – April 1, 2017	—	—	—	1,716
April 2, 2017 – April 29, 2017	—	—	—	1,716
	38	31.86	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of April 29, 2017. All authorizations are cumulative and do not have an expiration date. As of April 29, 2017, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

•	the Company's ability to remain competitive and relevant as consumers' shopping behaviors migrate to other shopping channels;

•
general consumer-spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters;

•	conditions to, or changes in the timing of, proposed transactions, including planned store closings, and changes in expected synergies, cost savings and non-recurring charges;

•	the success of the Company's operational decisions (e.g., product curation, marketing programs) and strategic initiatives;

•	the cost of employee benefits as well as attracting and retaining quality employees;

•	transactions involving our real estate portfolio;

•	the seasonal nature of the Company's business;

•	possible changes or developments in social, economic, business, industry, market, legal, and regulatory circumstances and conditions;

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, filed on June 2, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
Date: June 2, 2017