Form 10-Q
period 2017-07-29
Macy's, Inc.
filed 2017-08-25
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2017
Common Stock, $0.01 par value per share	304,558,965 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$5,552	$5,866	$10,890	$11,637
Cost of sales	(3,313)	(3,468)	(6,619)	(6,984)
Gross margin	2,239	2,398	4,271	4,653
Selling, general and administrative expenses	(1,977)	(2,047)	(3,857)	(4,027)
Gains on sale of real estate	43	21	111	35
Impairments and other costs	—	(249)	—	(249)
Settlement charges	(51)	(6)	(51)	(19)
Operating income	254	117	474	393
Interest expense	(82)	(98)	(168)	(197)
Net premiums on early retirement of debt	2	—	(1)	—
Interest income	3	1	5	2
Income before income taxes	177	20	310	198
Federal, state and local income tax expense	(64)	(11)	(127)	(74)
Net income	113	9	183	124
Net loss attributable to noncontrolling interest	3	2	4	3
Net income attributable to Macy's, Inc. shareholders	$116	$11	$187	$127
Basic earnings per share attributable to Macy's, Inc. shareholders	$.38	$.03	$.61	$.41
Diluted earnings per share attributable to Macy's, Inc. shareholders	$.38	$.03	$.61	$.41

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$113	$9	$183	$124
Other comprehensive income (loss):
Actuarial gain (loss) on post employment and postretirement benefit plans, before tax	47	(41)	47	(77)
Settlement charges, before tax	51	6	51	19
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	9	8	18	17
Tax effect related to items of other comprehensive income (loss)	(42)	10	(45)	16
Total other comprehensive income (loss), net of tax effect	65	(17)	71	(25)
Comprehensive income (loss)	178	(8)	254	99
Comprehensive loss attributable to noncontrolling interest	3	2	4	3
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$181	$(6)	$258	$102

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$783	$1,297	$1,000
Receivables	382	522	423
Merchandise inventories	4,980	5,399	5,322
Prepaid expenses and other current assets	412	408	471
Total Current Assets	6,557	7,626	7,216
Property and Equipment - net of accumulated depreciation and amortization of $5,159, $4,856 and $5,457	6,822	7,017	7,187
Goodwill	3,897	3,897	3,897
Other Intangible Assets – net	493	498	502
Other Assets	810	813	904
Total Assets	$18,579	$19,851	$19,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$16	$309	$1,063
Merchandise accounts payable	1,669	1,423	1,877
Accounts payable and accrued liabilities	2,873	3,563	2,514
Income taxes	52	352	23
Total Current Liabilities	4,610	5,647	5,477
Long-Term Debt	6,301	6,562	6,567
Deferred Income Taxes	1,512	1,443	1,448
Other Liabilities	1,773	1,877	2,164
Shareholders' Equity:
Macy's, Inc.	4,388	4,323	4,046
Noncontrolling interest	(5)	(1)	4
Total Shareholders’ Equity	4,383	4,322	4,050
Total Liabilities and Shareholders’ Equity	$18,579	$19,851	$19,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	26 Weeks Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$183	$124
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments and other costs	—	249
Settlement charges	51	19
Depreciation and amortization	487	520
Stock-based compensation expense	31	37
Gains on sale of real estate	(111)	(35)
Amortization of financing costs and premium on acquired debt	(10)	(1)
Changes in assets and liabilities:
Decrease in receivables	119	99
Decrease in merchandise inventories	419	184
Increase in prepaid expenses and other current assets	(13)	(40)
Increase in merchandise accounts payable	261	307
Decrease in accounts payable, accrued liabilities and other items not separately identified	(540)	(634)
Decrease in current income taxes	(301)	(204)
Increase (decrease) in deferred income taxes	24	(26)
Decrease in other liabilities not separately identified	(64)	(39)
Net cash provided by operating activities	536	560
Cash flows from investing activities:
Purchase of property and equipment	(247)	(293)
Capitalized software	(125)	(151)
Disposition of property and equipment	150	67
Other, net	9	39
Net cash used by investing activities	(213)	(338)
Cash flows from financing activities:
Debt repaid	(550)	(3)
Financing costs	—	(3)
Dividends paid	(230)	(228)
Increase (decrease) in outstanding checks	(64)	2
Acquisition of treasury stock	(1)	(130)
Issuance of common stock	2	27
Proceeds from noncontrolling interest	6	4
Net cash used by financing activities	(837)	(331)
Net decrease in cash and cash equivalents	(514)	(109)
Cash and cash equivalents beginning of period	1,297	1,109
Cash and cash equivalents end of period	$783	$1,000
Supplemental cash flow information:
Interest paid	$183	$200
Interest received	5	2
Income taxes paid (net of refunds received)	401	292
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations are conducted through approximately 850 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet and bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts for the most recent fiscal period.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of operating expenses in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.
Newly Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 29, 2017. This standard was issued to simplify several aspects of the accounting for share-based payment awards, including the income tax consequences, financial statement classification and forfeiture considerations of such awards. Upon adoption, the Company began to recognize, on a prospective basis, all excess tax benefits and tax deficiencies as income tax benefit or expense, respectively, in its Consolidated Statements of Income. For awards that were exercised, vested or expired during the 13 and 26 weeks ended July 29, 2017, approximately $1 million and $12 million, respectively, of additional income tax expense associated with net tax deficiencies was recognized. Additionally, these net tax deficiencies have been classified as an operating activity along with other income tax cash flows in the Consolidated Statements of Cash Flows. The Company has elected to adopt such presentation on a prospective basis.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	July 29, 2017			July 30, 2016
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$116		304.5	$11		308.5
Shares to be issued under deferred compensation and other plans			1.0			0.9
	$116		305.5	$11		309.4
Basic earnings per share attributable to Macy's, Inc. shareholders		$.38			$.03
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			1.0			1.9
	$116		306.5	$11		311.3
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.38			$.03

	26 Weeks Ended
	July 29, 2017			July 30, 2016
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$187		304.4	$127		309.1
Shares to be issued under deferred compensation and other plans			0.8			0.9
	$187		305.2	$127		310.0
Basic earnings per share attributable to Macy's, Inc. shareholders		$.61			$.41
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			1.5			2.4
	$187		306.7	$127		312.4
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.61			$.41

For the 13 and 26 weeks ended July 29, 2017, in addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 16.7 million shares of common stock and restricted stock units relating to 1.1 million shares of common stock were outstanding at July 29, 2017, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
For the 13 and 26 weeks ended July 30, 2016, in addition to the stock options, restricted stock and restricted stock units reflected in the foregoing tables, stock options to purchase 15.7 million shares of common stock and restricted stock units relating to 1.1 million shares of common stock were outstanding at July 30, 2016, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	26 Weeks Ended
	July 29, 2017	July 30, 2016
	(millions)
7.45% Senior debentures due 2017	$300	$—
6.375% Senior notes due 2037	135	—
6.9% Senior debentures due 2032	72	—
6.7% Senior debentures due 2034	28	—
6.65% Senior debentures due 2024	4	—
6.9% Senior debentures due 2029	3	—
6.7% Senior debentures due 2028	3	—
7.0% Senior debentures due 2028	2	—
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
	$550	$3
During the 26 weeks ended July 29, 2017, the Company repaid, at maturity, $300 million of 7.45% senior debentures due July 2017.
During the 26 weeks ended July 29, 2017, the Company repurchased $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cash cost of $257 million, including expenses related to the transactions. Such repurchases resulted in the recognition of income of $2 million and expense of $1 million during the 13 and 26 weeks ended July 29, 2017, respectively, presented as net premiums on early retirement of debt on the Consolidated Statements of Income.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$24	$25	$45	$49

Non-Qualified Defined Contribution Plan	$—	$1	$—	$1

Pension Plan
Service cost	$2	$1	$3	$2
Interest cost	27	28	54	56
Expected return on assets	(57)	(58)	(113)	(114)
Recognition of net actuarial loss	8	7	16	15
Amortization of prior service credit	—	—	—	—
	$(20)	$(22)	$(40)	$(41)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	5	6	11	12
Recognition of net actuarial loss	2	2	4	4
Amortization of prior service cost	—	—	—	—
	$7	$8	$15	$16

Total Retirement Expense	$11	$12	$20	$25

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	2	1	3	3
Recognition of net actuarial gain	(1)	(1)	(2)	(2)
Amortization of prior service cost	—	—	—	—
	$1	$—	$1	$1

During the 13 and 26 weeks ended July 29, 2017, the Company incurred $51 million of non-cash settlement charges relating to the Company's defined benefit plans. During the 13 and 26 weeks ended July 30, 2016, the Company also incurred $6 million and $19 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are a result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, in addition to periodic distribution activity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	July 29, 2017				July 30, 2016
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$99	$22	$77	$—	$141	$18	$123	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	July 29, 2017			July 30, 2016
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,209	$6,274	$6,217	$6,461	$6,540	$6,822

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
Condensed Consolidating Statements of Comprehensive Income for the 13 and 26 weeks ended July 29, 2017 and July 30, 2016, Condensed Consolidating Balance Sheets as of July 29, 2017, July 30, 2016 and January 28, 2017, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended July 29, 2017 and July 30, 2016 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended July 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,186	$4,739	$(1,373)	$5,552
Cost of sales	—	(1,356)	(3,330)	1,373	(3,313)
Gross margin	—	830	1,409	—	2,239
Selling, general and administrative expenses	—	(848)	(1,129)	—	(1,977)
Gains on sale of real estate	—	26	17	—	43
Settlement charges	—	(17)	(34)	—	(51)
Operating income (loss)	—	(9)	263	—	254
Interest (expense) income, net:
External	2	(82)	1	—	(79)
Intercompany	—	(34)	34	—	—
Net premiums on early retirement of debt	—	2	—	—	2
Equity in earnings of subsidiaries	114	39	—	(153)	—
Income (loss) before income taxes	116	(84)	298	(153)	177
Federal, state and local income tax benefit (expense)	—	52	(116)	—	(64)
Net income (loss)	116	(32)	182	(153)	113
Net loss attributable to noncontrolling interest	—	—	3	—	3
Net income (loss) attributable to Macy's, Inc. shareholders	$116	$(32)	$185	$(153)	$116
Comprehensive income (loss)	$181	$29	$226	$(258)	$178
Comprehensive loss attributable to noncontrolling interest	—	—	3	—	3
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$181	$29	$229	$(258)	$181

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended July 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,494	$4,989	$(1,617)	$5,866
Cost of sales	—	(1,523)	(3,562)	1,617	(3,468)
Gross margin	—	971	1,427	—	2,398
Selling, general and administrative expenses	—	(957)	(1,090)	—	(2,047)
Gains on sale of real estate	—	16	5	—	21
Impairments and other costs	—	(184)	(65)	—	(249)
Settlement charges	—	(2)	(4)	—	(6)
Operating income (loss)	—	(156)	273	—	117
Interest (expense) income, net:
External	—	(97)	—	—	(97)
Intercompany	—	(57)	57	—	—
Equity in earnings of subsidiaries	11	22	—	(33)	—
Income (loss) before income taxes	11	(288)	330	(33)	20
Federal, state and local income tax benefit (expense)	—	114	(125)	—	(11)
Net income (loss)	11	(174)	205	(33)	9
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income (loss) attributable to Macy's, Inc. shareholders	$11	$(174)	$207	$(33)	$11
Comprehensive income (loss)	$(6)	$(191)	$195	$(6)	$(8)
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$(6)	$(191)	$197	$(6)	$(6)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 weeks ended July 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$4,242	$9,866	$(3,218)	$10,890
Cost of sales	—	(2,735)	(7,102)	3,218	(6,619)
Gross margin	—	1,507	2,764	—	4,271
Selling, general and administrative expenses	(1)	(1,617)	(2,239)	—	(3,857)
Gains on sale of real estate	—	92	19	—	111
Settlement charges	—	(17)	(34)	—	(51)
Operating income (loss)	(1)	(35)	510	—	474
Interest (expense) income, net:
External	3	(167)	1	—	(163)
Intercompany	—	(69)	69	—	—
Net premiums on early retirement of debt	—	(1)	—	—	(1)
Equity in earnings of subsidiaries	186	30	—	(216)	—
Income (loss) before income taxes	188	(242)	580	(216)	310
Federal, state and local income tax benefit (expense)	(1)	84	(210)	—	(127)
Net income (loss)	187	(158)	370	(216)	183
Net loss attributable to noncontrolling interest	—	—	4	—	4
Net income (loss) attributable to Macy's, Inc. shareholders	$187	$(158)	$374	$(216)	$187
Comprehensive income (loss)	$258	$(91)	$417	$(330)	$254
Comprehensive loss attributable to noncontrolling interest	—	—	4	—	4
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$258	$(91)	$421	$(330)	$258

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 weeks ended July 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$4,948	$10,363	$(3,674)	$11,637
Cost of sales	—	(3,127)	(7,531)	3,674	(6,984)
Gross margin	—	1,821	2,832	—	4,653
Selling, general and administrative expenses	(1)	(1,853)	(2,173)	—	(4,027)
Gains on sale of real estate	—	30	5	—	35
Impairments and other costs	—	(184)	(65)	—	(249)
Settlement charges	—	(5)	(14)	—	(19)
Operating income (loss)	(1)	(191)	585	—	393
Interest (expense) income, net:
External	1	(196)	—	—	(195)
Intercompany	—	(115)	115	—	—
Equity in earnings of subsidiaries	127	32	—	(159)	—
Income (loss) before income taxes	127	(470)	700	(159)	198
Federal, state and local income tax benefit (expense)	—	175	(249)	—	(74)
Net income (loss)	127	(295)	451	(159)	124
Net loss attributable to noncontrolling interest	—	—	3	—	3
Net income (loss) attributable to Macy's, Inc. shareholders	$127	$(295)	$454	$(159)	$127
Comprehensive income (loss)	$102	$(320)	$436	$(119)	$99
Comprehensive loss attributable to noncontrolling interest	—	—	3	—	3
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$102	$(320)	$439	$(119)	$102

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of July 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$421	$78	$284	$—	$783
Receivables	—	132	250	—	382
Merchandise inventories	—	2,236	2,744	—	4,980
Prepaid expenses and other current assets	—	82	330	—	412
Total Current Assets	421	2,528	3,608	—	6,557
Property and Equipment – net	—	3,202	3,620	—	6,822
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	47	446	—	493
Other Assets	1	53	756	—	810
Deferred Income Taxes	25	—	—	(25)	—
Intercompany Receivable	1,011	—	2,065	(3,076)	—
Investment in Subsidiaries	3,054	3,690	—	(6,744)	—
Total Assets	$4,512	$12,835	$11,077	$(9,845)	$18,579
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$10	$—	$16
Merchandise accounts payable	—	698	971	—	1,669
Accounts payable and accrued liabilities	24	900	1,949	—	2,873
Income taxes	28	2	22	—	52
Total Current Liabilities	52	1,606	2,952	—	4,610
Long-Term Debt	—	6,284	17	—	6,301
Intercompany Payable	—	3,076	—	(3,076)	—
Deferred Income Taxes	—	720	817	(25)	1,512
Other Liabilities	72	425	1,276	—	1,773
Shareholders' Equity:
Macy's, Inc.	4,388	724	6,020	(6,744)	4,388
Noncontrolling Interest	—	—	(5)	—	(5)
Total Shareholders' Equity	4,388	724	6,015	(6,744)	4,383
Total Liabilities and Shareholders' Equity	$4,512	$12,835	$11,077	$(9,845)	$18,579

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$187	$(158)	$370	$(216)	$183
Settlement charges	—	17	34	—	51
Equity in earnings of subsidiaries	(186)	(30)	—	216	—
Dividends received from subsidiaries	340	—	—	(340)	—
Depreciation and amortization	—	178	309	—	487
(Increase) decrease in working capital	(46)	262	(382)	—	(166)
Other, net	12	(29)	(2)	—	(19)
Net cash provided by operating activities	307	240	329	(340)	536
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	85	(307)	—	(222)
Other, net	—	—	9	—	9
Net cash provided (used) by investing activities	—	85	(298)	—	(213)
Cash flows from financing activities:
Debt repaid	—	(550)	—	—	(550)
Dividends paid	(230)	—	(340)	340	(230)
Common stock acquired, net of issuance of common stock	1	—	—	—	1
Proceeds from noncontrolling interest	—	—	6	—	6
Intercompany activity, net	(605)	259	346	—	—
Other, net	10	(37)	(37)	—	(64)
Net cash used by financing activities	(824)	(328)	(25)	340	(837)
Net increase (decrease) in cash and cash equivalents	(517)	(3)	6	—	(514)
Cash and cash equivalents at beginning of period	938	81	278	—	1,297
Cash and cash equivalents at end of period	$421	$78	$284	$—	$783

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 30, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$127	$(295)	$451	$(159)	$124
Impairments and other costs	—	184	65	—	249
Settlement charges	—	5	14	—	19
Equity in earnings of subsidiaries	(127)	(32)	—	159	—
Dividends received from subsidiaries	303	575	—	(878)	—
Depreciation and amortization	—	205	315	—	520
(Increase) decrease in working capital	32	367	(722)	—	(323)
Other, net	17	(37)	(9)	—	(29)
Net cash provided by operating activities	352	972	114	(878)	560
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(50)	(327)	—	(377)
Other, net	—	43	(4)	—	39
Net cash used by investing activities	—	(7)	(331)	—	(338)
Cash flows from financing activities:
Debt repaid	—	(3)	—	—	(3)
Dividends paid	(228)	—	(878)	878	(228)
Common stock acquired, net of issuance of common stock	(103)	—	—	—	(103)
Proceeds from noncontrolling interest	—	—	4	—	4
Intercompany activity, net	(139)	(937)	1,076	—	—
Other, net	(2)	(27)	28	—	(1)
Net cash provided (used) by financing activities	(472)	(967)	230	878	(331)
Net increase (decrease) in cash and cash equivalents	(120)	(2)	13	—	(109)
Cash and cash equivalents at beginning of period	741	91	277	—	1,109
Cash and cash equivalents at end of period	$621	$89	$290	$—	$1,000

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2017" and "second quarter of 2016" are to the Company's 13-week fiscal periods ended July 29, 2017 and July 30, 2016, respectively, and all references to "2017" and "2016" are to the Company's 26-week fiscal periods ended July 29, 2017 and July 30, 2016, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2016 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2016 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 29 to 31.
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company operates approximately 850 stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of July 29, 2017, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage, bluemercury and Macy's China Limited. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
The Company has begun the implementation of its North Star strategy to transform its omnichannel business and focus on key growth areas, embrace customer centricity, and optimize value in its real estate portfolio. Inspired by the North Star, there are five points to this strategy.

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

3.
Every Experience Matters, in-store and online. The Company's competitive advantage is the ability to combine the human touch in its physical stores with cutting-edge technology in its mobile applications and websites. Key to this point is the enhancement of a customer's experience as they explore our stores, mobile applications and websites, find their favorite styles, sizes and colors, and receive their purchases through the shopping channels they prefer.

4.
Funding our Future represents the decisions and actions the Company takes to identify and realize resources to fuel growth. This involves a focus on cost reduction and reinvestment as well as creating value from the Company's real estate portfolio.

5.
What’s New, What’s Next explores and develops those innovations to turn consumer and technology trends to the Company's advantage and to drive growth. This includes exploring previously unmet customer needs and making smart investment decisions based on customer insights and analytics.

The Company has taken a number of key steps over the past couple of years to position itself to successfully implement the North Star strategy. Specifically, in August 2016, the Company announced its intention to close approximately 100 Macy’s stores, 70 of which were closed or announced to be closed by the end of the second quarter of 2017. Further, in January 2017, the Company announced a series of actions to streamline its store portfolio, intensify cost efficiency efforts and execute its real estate strategy. In addition, the Company has reorganized the field structure that supports the remaining stores and conducted a significant restructuring of the Company's central operations to focus resources on strategic priorities and reduce expense.

MACY'S, INC.

The Company’s real estate strategy is designed to create value through both monetization and redevelopment of certain assets:

•
In January 2016, the Company completed a $270 million real estate transaction to recreate Macy's Brooklyn store. The Company continues to own and operate the first four floors and lower level of its existing nine-story retail store, which is currently being reconfigured and remodeled. The remaining portion of the store and its nearby parking facility were sold to Tishman Speyer in a single sales transaction. As the sales agreement required the Company to conduct certain redevelopment activities within the store, the Company is recognizing the gain on the transaction, approximately $250 million, under the percentage of completion method of accounting over the redevelopment period. Accordingly, $144 million has been recognized to-date and the remaining gain is anticipated to be recognized over the next two years.

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

•
In January 2017, the Company finalized the formation of a strategic alliance with Brookfield Asset Management, a leading global alternative asset manager, to create increased value in its real estate portfolio. Under the alliance, Brookfield has an exclusive right for up to 24 months to create a “pre-development plan” for each of approximately 50 Macy’s real estate assets, with an option for Macy’s to continue to identify and add assets into the alliance. The breadth of opportunity within the portfolio ranges from the additional development on a portion of an asset (such as a Company-controlled land parcel adjacent to a store) to the complete redevelopment of an existing store.  Once a "pre-development plan" is created, the Company has the option to accept the pre-development plan and then either contribute the asset into a joint venture for the development plan to commence or sell the asset to Brookfield. If the Company chooses to contribute the asset into a joint venture, the Company may elect to participate as a funding or non-funding partner. After development, the joint venture may sell the asset and distribute proceeds accordingly. Based on the analysis conducted to date, preliminary indications point to a likelihood that Brookfield will recommend proceeding with redevelopment on roughly two thirds of the assets subject to the alliance.

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

In 2017, the Company opened new Macy’s stores in Murray, UT and Los Angeles, CA as well as a Bloomingdale’s store in Kuwait under a license agreement with Al Tayer Group. The Company expects to open new Macy's and Bloomingdale's stores in Al Maryah Central in Abu Dhabi, UAE, in fiscal 2018 under a license agreement with Al Tayer Group and two additional Bloomingdale's stores in San Jose, CA and Norwalk, CT in fiscal 2019.
Both Macy's off-price business, Macy's Backstage, and its clearance strategy, Last Act, have been successful in providing unique value opportunities to both existing and new Macy's customers. The Company is currently focused on opening new Macy's Backstage stores within existing Macy's store locations. In the second quarter, the Company opened 12 new Macy’s Backstage stores within existing Macy’s stores, bringing the total locations in operation to 45 (7 freestanding and 38 inside Macy's stores) as of July 29, 2017. The Company expects to open 7 additional Macy’s Backstage locations inside Macy’s stores in the remainder of fiscal 2017.
The Company is focused on accelerating the growth of its luxury beauty products and spa retailer, bluemercury, by opening additional freestanding bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding bluemercury products and boutiques to Macy's stores. 16 new freestanding bluemercury locations were opened in the second quarter of 2017 and 11 additional locations are expected to open later in the fiscal year. As of July 29, 2017, the Company is operating 147 bluemercury locations (127 freestanding and 20 inside Macy's stores).

MACY'S, INC.

Results of Operations
Comparison of the Second Quarter of 2017 and the Second Quarter of 2016

	Second Quarter of 2017		Second Quarter of 2016
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$5,552		$5,866
Decrease in sales	(5.4)%		(3.9)%
Decrease in comparable sales	(2.8)%		(2.6)%
Cost of sales	(3,313)	(59.7)%	(3,468)	(59.1)%
Gross margin	2,239	40.3%	2,398	40.9%
Selling, general and administrative expenses	(1,977)	(35.6)%	(2,047)	(34.9)%
Gains on sale of real estate	43	0.8%	21	0.4%
Impairments and other costs	—	—%	(249)	(4.3)%
Settlement charges	(51)	(0.9)%	(6)	(0.1)%
Operating income	254	4.6%	117	2.0%
Interest expense - net	(79)		(97)
Net premiums on early retirement of debt	2		—
Income before income taxes	177		20
Federal, state and local income tax expense	(64)		(11)
Net income	113		9
Net loss attributable to noncontrolling interest	3		2
Net income attributable to Macy's, Inc. shareholders	$116	2.1%	$11	0.2%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.38		$.03

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs, settlement charges and net premiums on early retirement of debt	$.48		$.54
Net Sales
Net sales for the second quarter of 2017 decreased $314 million or 5.4% compared to the second quarter of 2016 due to fiscal year-end 2016 store closures and the decline in comparable sales. The decrease in comparable sales on an owned basis for the second quarter of 2017 was 2.8% compared to the second quarter of 2016. The decrease in comparable sales on an owned plus licensed basis for the second quarter of 2017 was 2.5% compared to the second quarter of 2016. Sales during the quarter were strongest in shoes, fine jewelry, furniture and mattresses, fragrances, active apparel, and men's tailored clothing. Sales were weaker in cosmetics and housewares. The Company’s digital business continued its strong growth with double digit gains in the quarter. Geographically, regional trends were relatively consistent. However, lower international tourism sales contributed to the decline of sales in the second quarter of 2017 compared to the second quarter of 2016.
Cost of Sales
The cost of sales rate as a percent to net sales for the second quarter of 2017 increased to 59.7% compared to 59.1% for the second quarter of 2016. This increase in the cost of sales rate as a percent to net sales was due in part to increased promotional activity in the beauty business, price competition in housewares and small electrics and margin pressures in tech watches. The Company expects these trends to continue and is working to offset the gross margin pressure by increasing margin through faster inventory turnover, and growth in the private brand and Last Act businesses. The application of the last-in, first-out (LIFO) retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.

MACY'S, INC.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the second quarter of 2017 decreased $70 million or 3.4% from the second quarter of 2016. The SG&A rate as a percent to net sales of 35.6% was 70 basis points higher in the second quarter of 2017, as compared to the second quarter of 2016. SG&A expenses in the second quarter of 2017 include reduced expenses from the year-end 2016 stores closures and the impact of restructuring activities, partially offset by investments in digital growth. Income from credit operations was $183 million in the second quarter of 2017, an increase of $2 million compared to $181 million recognized in the second quarter of 2016. Income from credit operations excludes costs related to new account originations and fraudulent transactions incurred on the Company’s private label credit cards.
Gains on Sale of Real Estate
The second quarter of 2017 included asset sale gains of $43 million, including approximately $18 million related to the Macy's Brooklyn transaction. This compares to $21 million of asset sale gains recognized in the second quarter of 2016, inclusive of approximately $11 million related to the Macy's Brooklyn transaction.
Impairments and Other Costs
Impairments and other costs were $249 million for the second quarter of 2016 and related primarily to the Company's decision to close approximately 100 Macy's full-line stores. No such charges were recognized in the second quarter of 2017.
Settlement Charges
The second quarter of 2017 and 2016 included $51 million and $6 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, and periodic distribution activity.
Net Interest Expense
Net interest expense for the second quarter of 2017 decreased $18 million from the second quarter of 2016 due to a reduction in the Company's debt from $7.6 billion as of the end of the second quarter of 2016 to $6.3 billion as of the end of the second quarter of 2017. This approximately $1.3 billion reduction is due to the maturity and early payment of certain of the Company's borrowings and excludes the impact of the net premiums and expenses associated with the early retirement of debt as discussed below.
Net Premiums on Early Retirement of Debt
The Company repurchased approximately $101 million face value of senior notes and debentures in the second quarter of 2017. The debt repurchases were made in the open market for a total cash cost of approximately $108 million, including expenses related to the transactions. As a result of the debt repurchases, the Company recognized income of $2 million related to amortization of premiums on acquired debt net of expenses and fees in the second quarter of 2017.
 Effective Tax Rate
The Company's effective tax rate of 36.2% for the second quarter of 2017 and 55.0% for the second quarter of 2016 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations as well as the recognition of approximately $1 million of net tax deficiencies in the second quarter of 2017 associated with share-based payment awards due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Historically, the Company had recognized such amounts as an offset to accumulated excess tax benefits previously recognized in additional paid-in capital.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the second quarter of 2017 increased $105 million compared to the second quarter of 2016. The second quarter of 2016 included $154 million of after tax impairments and other costs, while the second quarter of 2017 included higher asset sale gains compared to second quarter of 2016. These favorable changes in the second quarter of 2017 as well as lower SG&A and interest expenses were partially offset by lower net sales and gross margin and higher retirement plan settlement charges in the second quarter of 2017.

MACY'S, INC.

Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the second quarter of 2017 increased $.35 compared to the second quarter of 2016, reflecting higher net income. Excluding the impact of impairments and other costs, settlement charges, and the net premiums on the early retirement of debt, diluted earnings per share for the second quarter of 2017 decreased $.06 or 11.1% compared to the second quarter of 2016.

Comparison of the 26 Weeks Ended July 29, 2017 and July 30, 2016

	2017		2016
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$10,890		$11,637
Decrease in sales	(6.4)%		(5.7)%
Decrease in comparable sales	(4.0)%		(4.4)%
Cost of sales	(6,619)	(60.8)%	(6,984)	(60.0)%
Gross margin	4,271	39.2%	4,653	40.0%
Selling, general and administrative expenses	(3,857)	(35.3)%	(4,027)	(34.6)%
Gains on sale of real estate	111	1.0%	35	0.3
Impairments and other costs	—	—%	(249)	(2.1)%
Settlement charges	(51)	(0.5)%	(19)	(0.2)%
Operating income	474	4.4%	393	3.4%
Interest expense - net	(163)		(195)
Net premiums on early retirement of debt	(1)		—
Income before income taxes	310		198
Federal, state and local income tax expense	(127)		(74)
Net income	183		124
Net loss attributable to noncontrolling interest	4		3
Net income attributable to Macy's, Inc. shareholders	$187	1.7%	$127	1.1%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.61		$.41

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments and other costs, settlement charges and net premiums on early retirement of debt	$.71		$.94
Net Sales
Net sales for 2017 decreased $747 million or 6.4% compared to 2016 due to fiscal year-end 2016 store closures and the decline in comparable sales. The decrease in comparable sales on an owned basis for 2017 was 4.0% compared to 2016. The decrease in comparable sales on an owned plus licensed basis for 2017 was 3.6% compared to 2016. Sales during 2017 were strongest in women's apparel, primarily active and dresses, fine jewelry, fragrances, and women's shoes. Sales were weaker in housewares, tabletop, handbags and cosmetics. The Company’s digital business continued its strong growth at both macys.com and bloomingdales.com. Geographically, the Company’s strongest business was the Southwest region.
Cost of Sales
The cost of sales rate as a percent to net sales for 2017 increased to 60.8% compared to 60.0% for 2016. The increase in the cost of sales rate as a percent to net sales was due in part to increased promotional activity in the beauty business, price competition in housewares and small electrics and margin pressures in tech watches. The Company expects these trends to continue and is working to offset the gross margin pressure by increasing margin through faster inventory turnover, and growth in the private brand and Last Act businesses. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.

MACY'S, INC.

Selling, General and Administrative Expenses
SG&A expenses for 2017 decreased $170 million or 4.2% from 2016. The SG&A rate as a percent to net sales of 35.3% was 70 basis points higher in 2017 as compared to 2016. SG&A expenses in 2017 include reduced expenses from the year-end 2016 stores closures and the impact of restructuring activities, partially offset by investments in digital growth and initiatives at bluemercury. Income from credit operations was $363 million in 2017 and 2016. Income from credit operations excludes costs related to new account originations and fraudulent transactions incurred on the Company’s private label credit cards.
Gains on Sale of Real Estate
2017 included asset sale gains of $111 million, including $47 million related to the downtown Minneapolis property and $27 million related to the Macy's Brooklyn transaction. This compares to $35 million of asset sale gains recognized in 2016, inclusive of approximately $15 million related to the Macy's Brooklyn transaction.
Impairments and Other Costs
Impairments and other costs were $249 million for 2016 and related primarily to the Company's decision to close approximately 100 Macy's full-line stores. No such charges were recognized in 2017.
Settlement Charges
2017 and 2016 included $51 million and $19 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, and periodic distribution activity.
Net Interest Expense
Net interest expense for 2017 decreased $32 million from 2016 due to a reduction in the Company's debt as discussed previously within the quarterly review.
Net Premiums on Early Retirement of Debt
The Company repurchased approximately $247 million face value of senior notes and debentures in 2017. The debt repurchases were made in the open market for a total cash cost of approximately $257 million, including expenses related to the transactions. As a result of the debt repurchases, the Company recognized $1 million in expenses and fees net of premiums on acquired debt in 2017.
 Effective Tax Rate
The Company's effective tax rate of 41.0% for 2017 and 37.4% for 2016 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations as well as the recognition of approximately $12 million of net tax deficiencies in 2017 associated with share-based payment awards due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Historically, the Company had recognized such amounts as an offset to accumulated excess tax benefits previously recognized in additional paid-in capital.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2017 increased $60 million or 47.2% compared to 2016. The increase from 2017 to 2016 is primarily attributable to higher asset sale gains in 2017 as well as the fact that 2016 included $154 million of after tax impairments and other costs. These favorable changes as well as lower SG&A and interest expenses were partially offset by lower net sales and gross margin and higher retirement plan settlement charges in 2017.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for 2017 increased $.20 or 48.8% compared to 2016, reflecting higher net income. Excluding the impact of impairments and other costs, settlement charges, and the net premiums on the early retirement of debt, diluted earnings per share for 2017 decreased $.23 or 24.5% compared to 2016.

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2017 was $536 million, compared to $560 million provided in 2016, primarily due to increased income tax payments, net of refunds, partially offset by a decline in merchandise inventories and interest payments.
Investing Activities
Net cash used by investing activities was $213 million in 2017, compared to net cash used by investing activities of $338 million in 2016. Investing activities for 2017 include purchases of property and equipment totaling $247 million and capitalized software of $125 million, compared to purchases of property and equipment totaling $293 million and capitalized software of $151 million for 2016. Additionally, the Company received cash of $150 million for the disposition of property and equipment in 2017, primarily related to real estate transactions, as compared to $67 million received in 2016.
Financing Activities
Net cash used by the Company for financing activities was $837 million for 2017, including debt payments of $550 million, payment of $230 million of cash dividends, and a decrease in outstanding checks of $64 million. For 2017, the Company repurchased approximately $247 million face value of senior notes and debentures. During the second quarter of 2017, the Company repaid at maturity $300 million of 7.45% senior debentures due July 2017.
Net cash used by the Company for financing activities was $331 million for 2016, including $130 million for the acquisition of the Company's common stock, primarily under its share repurchase program and the payment of $228 million of cash dividends, partially offset by $27 million from the issuance of common stock, primarily related to the exercise of stock options.
The Company is party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 6, 2021. As of July 29, 2017, the Company did not have any borrowings or letters of credit outstanding under its credit facility.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under its bank credit agreement. As of July 29, 2017, the Company did not have any borrowings outstanding under its commercial paper program.
As of July 29, 2017 the Company was required to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the credit agreement. The Company's interest coverage ratio for the second quarter of 2017 was 7.46 and its leverage ratio at July 29, 2017 was 2.36, in each case as calculated in accordance with the credit agreement.
On August 25, 2017, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable October 2, 2017, to Macy's shareholders of record at the close of business on September 15, 2017.

MACY'S, INC.

Capital Resources
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

Outlook and Recent Developments
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
On August 10, 2017, the Company issued a press release to report its preliminary earnings for the second quarter of 2017 and reaffirmed its previously provided guidance for full-year fiscal 2017. In summary, the Company expects comparable sales on an owned basis to decline between 2.2 percent and 3.3 percent, with comparable sales on an owned plus licensed basis to decline between 2.0 percent and 3.0 percent. Total sales are expected to be down between 3.2 percent and 4.3 percent in fiscal 2017. Total sales for fiscal 2017 reflect a 53rd week, whereas comparable sales are on a 52-week basis. Adjusted diluted earnings per share between $3.37 and $3.62 are expected in fiscal 2017, excluding the impact of the anticipated settlement charges related to the Company’s defined benefit plans and net premiums and fees associated with debt repurchases. Excluding the impact of the anticipated fourth quarter gain on the sale of the Union Square Men’s building in San Francisco, the anticipated settlement charges related to the Company’s defined benefit plans and net premiums and fees associated with debt repurchases, adjusted diluted earnings per share of $2.90 to $3.15 are expected in fiscal 2017.
On August 21, 2017, the Company announced the appointment of Hal Lawton as President of Macy’s, effective September 8, 2017, as well as the restructuring of its merchandising operations and the strengthening of its consumer insights and data analytics capabilities. As President, Mr. Lawton will be responsible for all aspects of the Macy’s brand, including merchandising, marketing, stores, operations, technology, and consumer insights and analytics and will report directly to Jeff Gennette, the Company’s Chief Executive Officer.
The restructuring includes the consolidation of three functions (merchandising, planning and private brands) into a single merchandising function. The financial and operational impacts of such actions are estimated as follows:

•	Recognition of restructuring charges of approximately $20 to $25 million, primarily in the third quarter of 2017.

•	Savings of approximately $5 million, or $.01 per diluted share, in the fourth quarter of 2017 which is additive to the aforementioned guidance.

•	An estimated headcount reduction of approximately 100.

•	Future annual savings of approximately $30 million, some of which may be used for reinvestment in the business.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. In addition, management believes that excluding certain items from diluted earnings per share attributable to Macy's, Inc. shareholders that are no longer associated with the Company’s core operations and that may vary substantially in frequency and magnitude period-to-period provides useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales and to more readily compare these metrics between past and future periods.
The reconciliation of the forward-looking non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis to GAAP comparable sales (i.e., on an owned basis) is in the same manner as illustrated below, where the impact of growth in comparable sales of departments licensed to third parties is the only reconciling item. In addition, the Company does not provide the most directly comparable forward-looking GAAP measure of diluted earnings per share attributable to Macy’s, Inc. shareholders excluding certain items because the timing and amount of excluded items (e.g., asset impairment charges and other costs, retirement plan settlement charges and net premiums on the early retirement of debt) are unreasonably difficult to fully and accurately estimate.
Non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, the Company's financial results prepared in accordance with GAAP. Certain of the items that may be excluded or included in non-GAAP financial measures may be significant items that could impact the Company's financial position, results of operations or cash flows and should therefore be considered in assessing the Company's actual and future financial condition and performance. Additionally, the amounts received by the Company on account of sales of departments licensed to third parties are limited to commissions received on such sales. The methods used by the Company to calculate its non-GAAP financial measures may differ significantly from methods used by other companies to compute similar measures. As a result, any non-GAAP financial measures presented herein may not be comparable to similar measures provided by other companies.

MACY'S, INC.

Change in Comparable Sales
The following is a tabular reconciliation of the non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis, to GAAP comparable sales (i.e. on an owned basis), which the Company believes to be the most directly comparable GAAP financial measure.

	Second Quarter of 2017	Second Quarter of 2016

Decrease in comparable sales on an owned basis (note 1)	(2.8)%	(2.6)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.3%	0.6%
Decrease in comparable sales on an owned plus licensed basis	(2.5)%	(2.0)%

	2017	2016

Decrease in comparable sales on an owned basis (note 1)	(4.0)%	(4.4)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.4%	0.6%
Decrease in comparable sales on an owned plus licensed basis	(3.6)%	(3.8)%

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

(2)
Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales in the calculation of comparable sales. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than the sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts with respect to licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The Company believes that the amounts of commissions earned on sales of departments licensed to third parties are not material to its results of operations for the periods presented.

MACY'S, INC.

Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders, Excluding Certain Items
The following is a tabular reconciliation of the non-GAAP financial measure of diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items, to GAAP diluted earnings per share attributable to Macy's, Inc., shareholders, which the Company believes to be the most directly comparable GAAP measure.

	Second Quarter of 2017	Second Quarter of 2016

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.38	$.03
Add back the pre-tax impact of impairments and other costs	—	.80
Add back the pre-tax impact of settlement charges	.17	.02
Deduct the pre-tax impact of net premiums on the early retirement of debt (note 1)	—	—
Deduct the income tax impact of certain items identified above	(.07)	(.31)
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items	$.48	$.54

	2017	2016

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.61	$.41
Add back the pre-tax impact of impairments and other costs	—	.80
Add back the pre-tax impact of settlement charges	.17	.06
Add back the pre-tax impact of net premiums on the early retirement of debt (note 1)	—	—
Deduct the income tax impact of certain items identified above	(.07)	(.33)
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items	$.71	$.94

Note:

(1)	The impacts during the 13 and 26 weeks ended July 29, 2017 represent values less than $.01 per diluted share attributable to Macy’s, Inc. shareholders.

MACY'S, INC.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of July 29, 2017, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of July 29, 2017 the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's 2016 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
April 30, 2017 – May 27, 2017	—	—	—	1,716
May 28, 2017 – July 1, 2017	—	—	—	1,716
July 2, 2017 – July 29, 2017	—	—	—	1,716
	—	—	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of July 29, 2017. All authorizations are cumulative and do not have an expiration date. As of July 29, 2017, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

MACY'S, INC.

Item 6.	Exhibits.

10.13.2	2017-2019 Performance-Based Restricted Stock Unit Terms and Conditions *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, filed on August 25, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

___________________

* Corrected version of exhibit previously filed as Exhibit 10.13.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

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
Date: August 25, 2017