Form 10-Q
period 2017-10-28
Macy's, Inc.
filed 2017-12-04
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 25, 2017
Common Stock, $0.01 par value per share	304,566,377 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$5,281	$5,626	$16,171	$17,263
Cost of sales	(3,175)	(3,386)	(9,794)	(10,370)
Gross margin	2,106	2,240	6,377	6,893
Selling, general and administrative expenses	(1,995)	(2,112)	(5,853)	(6,139)
Gains on sale of real estate	65	41	176	76
Impairments, restructuring and other costs	(33)	—	(33)	(249)
Settlement charges	(22)	(62)	(73)	(81)
Operating income	121	107	594	500
Interest expense	(76)	(82)	(244)	(279)
Net premiums on early retirement of debt	—	—	(1)	—
Interest income	2	1	7	3
Income before income taxes	47	26	356	224
Federal, state and local income tax expense	(13)	(11)	(140)	(85)
Net income	34	15	216	139
Net loss attributable to noncontrolling interest	2	2	6	5
Net income attributable to Macy's, Inc. shareholders	$36	$17	$222	$144
Basic earnings per share attributable to Macy's, Inc. shareholders	$.12	$.05	$.73	$.46
Diluted earnings per share attributable to Macy's, Inc. shareholders	$.12	$.05	$.73	$.46

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$34	$15	$216	$139
Other comprehensive income (loss):
Actuarial gain (loss) on post employment and postretirement benefit plans, before tax	10	3	57	(74)
Settlement charges included in net income, before tax	22	62	73	81
Amortization of net actuarial loss on post employment and postretirement benefit plans included in net income, before tax	8	9	26	26
Tax effect related to items of other comprehensive income (loss)	(15)	(29)	(60)	(13)
Total other comprehensive income, net of tax effect	25	45	96	20
Comprehensive income	59	60	312	159
Comprehensive loss attributable to noncontrolling interest	2	2	6	5
Comprehensive income attributable to Macy's, Inc. shareholders	$61	$62	$318	$164

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	October 28, 2017	January 28, 2017	October 29, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$534	$1,297	$457
Receivables	219	522	262
Merchandise inventories	7,065	5,399	7,587
Income tax receivable	—	—	60
Prepaid expenses and other current assets	432	408	454
Total Current Assets	8,250	7,626	8,820
Property and Equipment - net of accumulated depreciation and amortization of $5,330, $4,856 and $5,625	6,742	7,017	7,149
Goodwill	3,897	3,897	3,897
Other Intangible Assets – net	491	498	499
Other Assets	835	813	909
Total Assets	$20,215	$19,851	$21,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$22	$309	$938
Merchandise accounts payable	3,173	1,423	3,375
Accounts payable and accrued liabilities	3,162	3,563	2,930
Income taxes	34	352	—
Total Current Liabilities	6,391	5,647	7,243
Long-Term Debt	6,297	6,562	6,563
Deferred Income Taxes	1,553	1,443	1,548
Other Liabilities	1,750	1,877	2,129
Shareholders' Equity:
Macy's, Inc.	4,231	4,323	3,789
Noncontrolling interest	(7)	(1)	2
Total Shareholders’ Equity	4,224	4,322	3,791
Total Liabilities and Shareholders’ Equity	$20,215	$19,851	$21,274

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	39 Weeks Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$216	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments, restructuring and other costs	33	249
Settlement charges	73	81
Depreciation and amortization	741	787
Stock-based compensation expense	46	56
Gains on sale of real estate	(176)	(76)
Amortization of financing costs and premium on acquired debt	(10)	(14)
Changes in assets and liabilities:
Decrease in receivables	274	237
Increase in merchandise inventories	(1,665)	(2,081)
Increase in prepaid expenses and other current assets	(20)	(37)
Increase in merchandise accounts payable	1,630	1,665
Decrease in accounts payable, accrued liabilities and other items not separately identified	(375)	(380)
Decrease in current income taxes	(318)	(287)
Increase in deferred income taxes	49	45
Change in other assets and liabilities not separately identified	(109)	(76)
Net cash provided by operating activities	389	308
Cash flows from investing activities:
Purchase of property and equipment	(359)	(451)
Capitalized software	(191)	(230)
Disposition of property and equipment	212	138
Other, net	(8)	52
Net cash used by investing activities	(346)	(491)
Cash flows from financing activities:
Debt issued	—	51
Financing costs	(1)	(3)
Debt repaid	(554)	(174)
Dividends paid	(346)	(344)
Increase in outstanding checks	80	193
Acquisition of treasury stock	(1)	(230)
Issuance of common stock	3	31
Proceeds from noncontrolling interest	13	7
Net cash used by financing activities	(806)	(469)
Net decrease in cash and cash equivalents	(763)	(652)
Cash and cash equivalents beginning of period	1,297	1,109
Cash and cash equivalents end of period	$534	$457
Supplemental cash flow information:
Interest paid	$251	$279
Interest received	7	3
Income taxes paid (net of refunds received)	412	308
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations are conducted through approximately 860 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet and bluemercury stores in 45 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Consolidated Financial Statements for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts in the most recent years.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of operating expenses in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.
Newly Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 29, 2017. This standard was issued to simplify several aspects of the accounting for share-based payment awards, including the income tax consequences, financial statement classification and forfeiture considerations of such awards. Upon adoption, the Company began to recognize, on a prospective basis, all excess tax benefits and tax deficiencies as income tax benefit or expense, respectively, in its Consolidated Statements of Income. For awards that were exercised, vested or expired during the 39 weeks ended October 28, 2017, approximately $12 million of additional income tax expense associated with net tax deficiencies was recognized. Additionally, these net tax deficiencies have been classified as an operating activity

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

along with other income tax cash flows in the Consolidated Statements of Cash Flows. The Company has elected to adopt such presentation on a prospective basis.

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	October 28, 2017			October 29, 2016
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$36		304.6	$17		307.5
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$36		305.5	$17		308.4
Basic earnings per share attributable to Macy's, Inc. shareholders		$.12			$.05
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			1.0			2.2
	$36		306.5	$17		310.6
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.12			$.05

	39 Weeks Ended
	October 28, 2017			October 29, 2016
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$222		304.5	$144		308.6
Shares to be issued under deferred compensation and other plans			0.8			0.9
	$222		305.3	$144		309.5
Basic earnings per share attributable to Macy's, Inc. shareholders		$.73			$.46
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			1.3			2.3
	$222		306.6	$144		311.8
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.73			$.46

For the 13 and 39 weeks ended October 28, 2017, in addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 18.9 million shares of common stock and restricted stock units relating to 1.2 million shares of common stock were outstanding at October 28, 2017, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the 13 and 39 weeks ended October 29, 2016, in addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 15.7 million shares of common stock and restricted stock units relating to 0.7 million shares of common stock were outstanding at October 29, 2016, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

3.    Financing Activities
The following table shows the detail of debt repayments:

	39 Weeks Ended
	October 28, 2017	October 29, 2016
	(millions)
7.45% Senior debentures due 2017	$300	$—
7.875% Senior debentures due 2036	—	108
6.375% Senior notes due 2037	135	—
7.45% Senior debentures due 2016	—	59
6.9% Senior debentures due 2032	72	—
6.7% Senior debentures due 2034	28	—
6.65% Senior debentures due 2024	4	—
6.9% Senior debentures due 2029	3	—
6.7% Senior debentures due 2028	3	—
7.0% Senior debentures due 2028	2	—
9.5% amortizing debentures due 2021	4	4
9.75% amortizing debentures due 2021	2	2
Capital leases and other obligations	1	1
	$554	$174
During the 39 weeks ended October 28, 2017, the Company repaid, at maturity, $300 million of 7.45% senior debentures due July 2017.
During the 39 weeks ended October 28, 2017, the Company repurchased $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cash cost of $257 million, including expenses related to the transactions. Such repurchases resulted in the recognition of expense of $1 million during the 39 weeks ended October 28, 2017 presented as net premiums on early retirement of debt on the Consolidated Statements of Income.
On November 27, 2017, the Company commenced a cash tender offer ("tender offer") to purchase up to $400 million in aggregate principal amount of certain senior unsecured notes and debentures, with stated interest rates ranging from 6.375% to 10.25% and maturities ranging from fiscal years 2021 to 2037. The tender offer expires on December 22, 2017, with an early tender date on December 8, 2017. The Company expects to record the redemption premium and other costs related to these repurchases as net premiums on early retirement of debt on the Consolidated Statements of Income during the fourth quarter of 2017.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$20	$22	$65	$71

Non-Qualified Defined Contribution Plan	$—	$—	$—	$1

Pension Plan
Service cost	$1	$1	$4	$3
Interest cost	25	27	79	83
Expected return on assets	(55)	(56)	(168)	(170)
Recognition of net actuarial loss	8	7	24	22
Amortization of prior service credit	—	—	—	—
	$(21)	$(21)	$(61)	$(62)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	5	5	16	17
Recognition of net actuarial loss	2	3	6	7
Amortization of prior service cost	—	—	—	—
	$7	$8	$22	$24

Total Retirement Expense	$6	$9	$26	$34

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	1	1	4	4
Recognition of net actuarial gain	(2)	(1)	(4)	(3)
Amortization of prior service cost	—	—	—	—
	$(1)	$—	$—	$1

During the 13 and 39 weeks ended October 28, 2017, the Company incurred $22 million and $73 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. During the 13 and 39 weeks ended October 29, 2016, the Company also incurred $62 million and $81 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are a result of an increase in lump sum distributions associated with a voluntary separation program, organizational restructuring, and store closings, in addition to periodic distribution activity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	October 28, 2017				October 29, 2016
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$100	$23	$77	$—	$127	$19	$108	$—

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, certain short-term investments and other assets, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount of these financial instruments approximates fair value because of the short maturity of these instruments. The fair values of long-term debt, excluding capitalized leases, are generally estimated based on quoted market prices for identical or similar instruments, and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards.
The following table shows the estimated fair value of the Company's long-term debt:

	October 28, 2017			October 29, 2016
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$6,206	$6,297	$5,908	$6,459	$6,536	$6,749

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
Condensed Consolidating Statements of Comprehensive Income for the 13 and 39 weeks ended October 28, 2017 and October 29, 2016, Condensed Consolidating Balance Sheets as of October 28, 2017, October 29, 2016 and January 28, 2017, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended October 28, 2017 and October 29, 2016 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended October 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,077	$5,861	$(2,657)	$5,281
Cost of sales	—	(1,391)	(4,441)	2,657	(3,175)
Gross margin	—	686	1,420	—	2,106
Selling, general and administrative expenses	—	(813)	(1,182)	—	(1,995)
Gains on sale of real estate	—	24	41	—	65
Restructuring and other costs	—	(1)	(32)	—	(33)
Settlement charges	—	(8)	(14)	—	(22)
Operating income (loss)	—	(112)	233	—	121
Interest (expense) income, net:
External	1	(76)	1	—	(74)
Intercompany	—	(34)	34	—	—
Equity in earnings (loss) of subsidiaries	35	(61)	—	26	—
Income (loss) before income taxes	36	(283)	268	26	47
Federal, state and local income tax benefit (expense)	—	59	(72)	—	(13)
Net income (loss)	36	(224)	196	26	34
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income (loss) attributable to Macy's, Inc. shareholders	$36	$(224)	$198	$26	$36
Comprehensive income (loss)	$61	$(201)	$212	$(13)	$59
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$61	$(201)	$214	$(13)	$61

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended October 29, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,376	$6,183	$(2,933)	$5,626
Cost of sales	—	(1,577)	(4,742)	2,933	(3,386)
Gross margin	—	799	1,441	—	2,240
Selling, general and administrative expenses	(1)	(950)	(1,161)	—	(2,112)
Gains on sale of real estate	—	41	—	—	41
Settlement charges	—	(24)	(38)	—	(62)
Operating income (loss)	(1)	(134)	242	—	107
Interest (expense) income, net:
External	1	(82)	—	—	(81)
Intercompany	—	(51)	51	—	—
Equity in earnings (loss) of subsidiaries	17	(101)	—	84	—
Income (loss) before income taxes	17	(368)	293	84	26
Federal, state and local income tax benefit (expense)	—	68	(79)	—	(11)
Net income (loss)	17	(300)	214	84	15
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income (loss) attributable to Macy's, Inc. shareholders	$17	$(300)	$216	$84	$17
Comprehensive income (loss)	$62	$(255)	$241	$12	$60
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$62	$(255)	$243	$12	$62

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 weeks ended October 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$6,319	$15,727	$(5,875)	$16,171
Cost of sales	—	(4,126)	(11,543)	5,875	(9,794)
Gross margin	—	2,193	4,184	—	6,377
Selling, general and administrative expenses	(1)	(2,430)	(3,422)	—	(5,853)
Gains on sale of real estate	—	116	60	—	176
Restructuring and other costs	—	(1)	(32)	—	(33)
Settlement charges	—	(24)	(49)	—	(73)
Operating income (loss)	(1)	(146)	741	—	594
Interest (expense) income, net:
External	4	(243)	2	—	(237)
Intercompany	—	(102)	102	—	—
Net premiums on early retirement of debt	—	(1)	—	—	(1)
Equity in earnings (loss) of subsidiaries	220	(30)	—	(190)	—
Income (loss) before income taxes	223	(522)	845	(190)	356
Federal, state and local income tax benefit (expense)	(1)	142	(281)	—	(140)
Net income (loss)	222	(380)	564	(190)	216
Net loss attributable to noncontrolling interest	—	—	6	—	6
Net income (loss) attributable to Macy's, Inc. shareholders	$222	$(380)	$570	$(190)	$222
Comprehensive income (loss)	$318	$(290)	$627	$(343)	$312
Comprehensive loss attributable to noncontrolling interest	—	—	6	—	6
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$318	$(290)	$633	$(343)	$318

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 weeks ended October 29, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$7,324	$16,546	$(6,607)	$17,263
Cost of sales	—	(4,704)	(12,273)	6,607	(10,370)
Gross margin	—	2,620	4,273	—	6,893
Selling, general and administrative expenses	(2)	(2,803)	(3,334)	—	(6,139)
Gains on sale of real estate	—	71	5	—	76
Impairments and other costs	—	(184)	(65)	—	(249)
Settlement charges	—	(29)	(52)	—	(81)
Operating income (loss)	(2)	(325)	827	—	500
Interest (expense) income, net:
External	2	(278)	—	—	(276)
Intercompany	—	(166)	166	—	—
Equity in earnings (loss) of subsidiaries	144	(69)	—	(75)	—
Income (loss) before income taxes	144	(838)	993	(75)	224
Federal, state and local income tax benefit (expense)	—	243	(328)	—	(85)
Net income (loss)	144	(595)	665	(75)	139
Net loss attributable to noncontrolling interest	—	—	5	—	5
Net income (loss) attributable to Macy's, Inc. shareholders	$144	$(595)	$670	$(75)	$144
Comprehensive income (loss)	$164	$(575)	$677	$(107)	$159
Comprehensive loss attributable to noncontrolling interest	—	—	5	—	5
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$164	$(575)	$682	$(107)	$164

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$116	$89	$329	$—	$534
Receivables	—	67	152	—	219
Merchandise inventories	—	3,218	3,847	—	7,065
Income tax receivable	—	2	—	(2)	—
Prepaid expenses and other current assets	—	86	346	—	432
Total Current Assets	116	3,462	4,674	(2)	8,250
Property and Equipment – net	—	3,184	3,558	—	6,742
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	46	445	—	491
Other Assets	1	62	772	—	835
Deferred Income Taxes	26	—	—	(26)	—
Intercompany Receivable	1,436	—	1,971	(3,407)	—
Investment in Subsidiaries	2,882	3,644	—	(6,526)	—
Total Assets	$4,461	$13,713	$12,002	$(9,961)	$20,215
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$16	$—	$22
Merchandise accounts payable	—	1,339	1,834	—	3,173
Accounts payable and accrued liabilities	139	975	2,048	—	3,162
Income taxes	20	—	16	(2)	34
Total Current Liabilities	159	2,320	3,914	(2)	6,391
Long-Term Debt	—	6,280	17	—	6,297
Intercompany Payable	—	3,407	—	(3,407)	—
Deferred Income Taxes	—	707	872	(26)	1,553
Other Liabilities	71	476	1,203	—	1,750
Shareholders' Equity:
Macy's, Inc.	4,231	523	6,003	(6,526)	4,231
Noncontrolling Interest	—	—	(7)	—	(7)
Total Shareholders' Equity	4,231	523	5,996	(6,526)	4,224
Total Liabilities and Shareholders' Equity	$4,461	$13,713	$12,002	$(9,961)	$20,215

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$222	$(380)	$564	$(190)	$216
Restructuring and other costs	—	1	32	—	33
Settlement charges	—	24	49	—	73
Equity in loss (earnings) of subsidiaries	(220)	30	—	190	—
Dividends received from subsidiaries	571	—	—	(571)	—
Depreciation and amortization	—	265	476	—	741
(Increase) decrease in working capital	(52)	35	(633)	—	(650)
Other, net	8	2	(34)	—	(24)
Net cash provided (used) by operating activities	529	(23)	454	(571)	389
Cash flows from investing activities:
Disposition (purchase) of property and equipment and capitalized software, net	—	30	(368)	—	(338)
Other, net	—	2	(10)	—	(8)
Net cash provided (used) by investing activities	—	32	(378)	—	(346)
Cash flows from financing activities:
Debt repaid	—	(553)	(1)	—	(554)
Dividends paid	(346)	—	(571)	571	(346)
Issuance of common stock, net of common stock acquired	2	—	—	—	2
Proceeds from noncontrolling interest	—	—	13	—	13
Intercompany activity, net	(1,016)	584	432	—	—
Other, net	9	(32)	102	—	79
Net cash used by financing activities	(1,351)	(1)	(25)	571	(806)
Net increase (decrease) in cash and cash equivalents	(822)	8	51	—	(763)
Cash and cash equivalents at beginning of period	938	81	278	—	1,297
Cash and cash equivalents at end of period	$116	$89	$329	$—	$534

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 29, 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$144	$(595)	$665	$(75)	$139
Impairments and other costs	—	184	65	—	249
Settlement charges	—	29	52	—	81
Equity in loss (earnings) of subsidiaries	(144)	69	—	75	—
Dividends received from subsidiaries	535	575	—	(1,110)	—
Depreciation and amortization	—	298	489	—	787
Increase in working capital	(59)	(572)	(328)	—	(959)
Other, net	19	(36)	28	—	11
Net cash provided (used) by operating activities	495	(48)	971	(1,110)	308
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(23)	(520)	—	(543)
Other, net	—	47	5	—	52
Net cash provided (used) by investing activities	—	24	(515)	—	(491)
Cash flows from financing activities:
Debt repaid, net of debt issued	—	(122)	(1)	—	(123)
Dividends paid	(344)	—	(1,110)	1,110	(344)
Common stock acquired, net of issuance of common stock	(199)	—	—	—	(199)
Proceeds from noncontrolling interest	—	—	7	—	7
Intercompany activity, net	(642)	158	484	—	—
Other, net	9	(4)	185	—	190
Net cash provided (used) by financing activities	(1,176)	32	(435)	1,110	(469)
Net increase (decrease) in cash and cash equivalents	(681)	8	21	—	(652)
Cash and cash equivalents at beginning of period	741	91	277	—	1,109
Cash and cash equivalents at end of period	$60	$99	$298	$—	$457

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2017" and "third quarter of 2016" are to the Company's 13-week fiscal periods ended October 28, 2017 and October 29, 2016, respectively, and all references to "2017" and "2016" are to the Company's 39-week fiscal periods ended October 28, 2017 and October 29, 2016, respectively.
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
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company operates approximately 860 stores in 45 states, the District of Columbia, Guam and Puerto Rico. As of October 28, 2017, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage, bluemercury and Macy's China Limited. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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

The Company has taken a number of key steps over the past couple of years to position itself to successfully implement the North Star strategy. Specifically, the Company launched a new Star Rewards loyalty program in October 2017 focused on strengthening relationships with the Company's best customers, migrating existing customers to higher spending levels and attracting new or infrequent customers. The initial launch of the new program focused initially on proprietary cardholders with additional enhancements and expansion beyond proprietary cardholders planned for the future.
In August 2016, the Company announced its intention to close approximately 100 Macy’s stores, 74 of which were closed or announced to be closed by the end of the third quarter of 2017. Further, in January 2017, the Company announced a series of actions to streamline its store portfolio, intensify cost efficiency efforts and execute its real estate strategy. In addition, the Company has reorganized the field structure that supports the remaining stores and conducted a significant restructuring of the Company's central operations to focus resources on strategic priorities and reduce expense.

MACY'S, INC.

In August 2017, the Company announced a restructuring which included the consolidation of three functions (merchandising, planning and private brands) into a single merchandising function. During the third quarter of 2017, the Company recognized $33 million of costs primarily associated with this restructuring effort as well as a restructuring within the marketing function. Additional financial and operational impacts of such restructuring actions include future annual savings of approximately $38 million, some of which may be used for reinvestment in the business, and savings of approximately $.01 per diluted share in the fourth quarter of 2017.
The Company’s real estate strategy is designed to create value through both monetization and redevelopment of certain assets:

•
In January 2016, the Company completed a $270 million real estate transaction to recreate Macy's Brooklyn store. The Company continues to own and operate the first four floors and lower level of its existing nine-story retail store, which is currently being reconfigured and remodeled. The remaining portion of the store and its nearby parking facility were sold to Tishman Speyer in a single sales transaction. As the sales agreement required the Company to conduct certain redevelopment activities within the store, the Company is recognizing the gain on the transaction, approximately $250 million, under the percentage of completion method of accounting over the redevelopment period. Accordingly, $166 million has been recognized to-date, of which $117 million was recognized through fiscal 2016 and $49 million has been recognized during 2017.

•
In fiscal 2016, the Company had property and equipment sales, primarily related to real estate, totaling $673 million in cash proceeds and recognized real estate gains of $209 million. These proceeds include the cash received from the sale of the Company's 248,000 square-foot Union Square Men’s building in San Francisco for approximately $250 million in January 2017. The Company will use part of the proceeds to consolidate the Men’s store into its main Union Square store. The Company is leasing back the Men's store property as it completes the reconfiguration of the main store. The Company is expected to recognize a gain of approximately $235 million in January 2018.

•
In January 2017, the Company finalized the formation of a strategic alliance with Brookfield Asset Management, a leading global alternative asset manager, to create increased value in its real estate portfolio. Under the alliance, Brookfield has an exclusive right for up to 24 months to create a "pre-development plan" for each of approximately 50 Macy’s real estate assets, with an option for Macy’s to continue to identify and add assets into the alliance. The breadth of opportunity within the portfolio ranges from the additional development on a portion of an asset (such as a Company-controlled land parcel adjacent to a store) to the complete redevelopment of an existing store.  Once a "pre-development plan" is created, the Company has the option to accept the "pre-development plan" and then either contribute the asset into a joint venture for the development plan to commence or sell the asset to Brookfield. If the Company chooses to contribute the asset into a joint venture, the Company may elect to participate as a funding or non-funding partner. After development, the joint venture may sell the asset and distribute proceeds accordingly. Based on the analysis conducted to date, preliminary indications point to a likelihood that Brookfield will recommend proceeding with redevelopment on roughly two thirds of the assets subject to the alliance.

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

•
In May 2017, the Company signed a contract to sell an additional two floors of the downtown Seattle Macy's store; four floors were sold in a similar transaction in fiscal 2015. This transaction closed in September 2017 for approximately $50 million of proceeds and the Company recognized a gain of approximately $40 million in the third quarter of 2017.

In 2017, the Company opened new Macy’s stores in Murray, UT and Los Angeles, CA as well as a Bloomingdale’s store in Kuwait under a license agreement with Al Tayer Group, LLC. The Company expects to open new Macy's and Bloomingdale's stores in Al Maryah Central in Abu Dhabi, UAE, in fiscal 2018 under a license agreement with Al Tayer Group, LLC and two additional Bloomingdale's stores in San Jose, CA and Norwalk, CT in fiscal 2019.
Both Macy's off-price business, Macy's Backstage, and its clearance strategy, Last Act, have been successful in providing unique value opportunities to both existing and new Macy's customers. The Company has rolled out Last Act to all families of business and is currently focused on opening new Macy's Backstage stores within existing Macy's store locations. In the third quarter of 2017, the Company opened 7 new Macy’s Backstage stores within existing Macy’s stores, bringing the total locations in operation to 52 (7 freestanding and 45 inside Macy's stores) as of October 28, 2017.

MACY'S, INC.

The Company is focused on accelerating the growth of its luxury beauty products and spa retailer, bluemercury, by opening additional freestanding bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding bluemercury products and boutiques to Macy's stores. 8 new freestanding bluemercury locations were opened in the third quarter of 2017 and 3 additional locations are expected to open later in the fiscal year. As of October 28, 2017, the Company is operating 155 bluemercury locations (135 freestanding and 20 inside Macy's stores).

Results of Operations
Comparison of the Third Quarter of 2017 and the Third Quarter of 2016

	Third Quarter of 2017		Third Quarter of 2016
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$5,281		$5,626
Decrease in sales	(6.1)%		(4.2)%
Decrease in comparable sales	(4.0)%		(3.3)%
Cost of sales	(3,175)	(60.1)%	(3,386)	(60.2)%
Gross margin	2,106	39.9%	2,240	39.8%
Selling, general and administrative expenses	(1,995)	(37.8)%	(2,112)	(37.5)%
Gains on sale of real estate	65	1.2%	41	0.7%
Restructuring and other costs	(33)	(0.6)%	—	—%
Settlement charges	(22)	(0.4)%	(62)	(1.1)%
Operating income	121	2.3%	107	1.9%
Interest expense - net	(74)		(81)
Income before income taxes	47		26
Federal, state and local income tax expense	(13)		(11)
Net income	34		15
Net loss attributable to noncontrolling interest	2		2
Net income attributable to Macy's, Inc. shareholders	$36	0.7%	$17	0.3%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.12		$.05

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of restructuring and other costs and settlement charges	$.23		$.17
Net Sales
Net sales for the third quarter of 2017 decreased $345 million or 6.1% compared to the third quarter of 2016 due to fiscal year-end 2016 store closures and the decline in comparable sales, which were negatively impacted by hurricane activity during the quarter and warmer than expected fall weather. The decrease in comparable sales on an owned basis for the third quarter of 2017 was 4.0% compared to the third quarter of 2016. The decrease in comparable sales on an owned plus licensed basis for the third quarter of 2017 was 3.6% compared to the third quarter of 2016. Sales during the quarter were strongest in fine jewelry, fragrances, dresses, active apparel, men's tailored clothing, and shoes, excluding boots. Sales were weakest in cold weather businesses including coats, boots and winter accessories. Sales were also soft in home related businesses. The Company’s digital business continued its strong growth with double digit gains in the third quarter of 2017. Geographically, regional trends were relatively consistent except for hurricane impacted areas. In addition, lower international tourism sales contributed to the decline of sales in the third quarter of 2017 compared to the third quarter of 2016.
Cost of Sales
The cost of sales rate as a percent to net sales for the third quarter of 2017 decreased to 60.1% compared to 60.2% for the third quarter of 2016. This decrease in the cost of sales rate as a percent to net sales was due in part to lower inventory levels at the end of the quarter, including less clearance merchandise subject to liquidation. The application of the last-in,

MACY'S, INC.

first-out ("LIFO") retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the third quarter of 2017 decreased $117 million or 5.5% from the third quarter of 2016. The SG&A rate as a percent to net sales of 37.8% was 30 basis points higher in the third quarter of 2017, as compared to the third quarter of 2016. SG&A expenses in the third quarter of 2017 included reduced expenses due to the year-end 2016 stores closures and the impact of restructuring activities. These reductions were partially offset by continued investments in digital growth, strategic initiatives in shoes and jewelry, and the expansion of Macy's Backstage and bluemercury. Income from credit operations was $161 million in the third quarter of 2017, a decrease of $4 million compared to $165 million recognized in the third quarter of 2016 in part due to lower proprietary credit card penetration. Income from credit operations excludes costs related to new account originations and fraudulent transactions incurred on the Company’s private label credit cards.
Gains on Sale of Real Estate
The third quarter of 2017 included asset sale gains of $65 million, including approximately $40 million related to the downtown Seattle Macy's location and $22 million related to the Macy's Brooklyn transaction. This compares to $41 million of asset sale gains recognized in the third quarter of 2016, inclusive of approximately $9 million related to the Macy's Brooklyn transaction and $32 million related to various asset sales to General Growth Properties.
Restructuring and Other Costs
Restructuring and other costs were $33 million for the third quarter of 2017 and include charges associated with severance activities as well as other human resource related costs associated with organizational restructuring. No such charges were recognized in the third quarter of 2016.
Settlement Charges
The third quarters of 2017 and 2016 included $22 million and $62 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, and periodic distribution activity.
Net Interest Expense
Net interest expense for the third quarter of 2017 decreased $7 million from the third quarter of 2016 due to a reduction in the Company's debt from $7.5 billion as of the end of the third quarter of 2016 to $6.3 billion as of the end of the third quarter of 2017. This reduction of approximately $1.2 billion is due to the maturity and repurchase of certain of the Company's borrowings.
Effective Tax Rate
The Company's effective tax rate of 27.7% for the third quarter of 2017 and 42.3% for the third quarter of 2016 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the third quarter of 2017 increased $19 million compared to the third quarter of 2016. The third quarter of 2017 included $21 million of after tax restructuring and other costs and $14 million of after tax retirement plan settlement charges, while the third quarter of 2016 included $37 million of after tax retirement plan settlement charges. The third quarter of 2017 also included higher gains associated with the sale of real estate as well as lower SG&A, interest expense and a lower effective tax rate. These favorable results were partially offset by lower net sales in the third quarter of 2017.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the third quarter of 2017 increased $.07 compared to the third quarter of 2016, reflecting higher net income. Excluding the impact of restructuring and other costs and settlement charges, diluted earnings per share for the third quarter of 2017 increased $.06 or 35.3% compared to the third quarter of 2016.

MACY'S, INC.

Comparison of the 39 Weeks Ended October 28, 2017 and October 29, 2016

	2017		2016
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$16,171		$17,263
Decrease in sales	(6.3)%		(5.2)%
Decrease in comparable sales	(4.0)%		(4.0)%
Cost of sales	(9,794)	(60.6)%	(10,370)	(60.1)%
Gross margin	6,377	39.4%	6,893	39.9%
Selling, general and administrative expenses	(5,853)	(36.1)%	(6,139)	(35.5)%
Gains on sale of real estate	176	1.1%	76	0.4%
Impairments, restructuring and other costs	(33)	(0.2)%	(249)	(1.4)%
Settlement charges	(73)	(0.5)%	(81)	(0.5)%
Operating income	594	3.7%	500	2.9%
Interest expense - net	(237)		(276)
Net premiums on early retirement of debt	(1)		—
Income before income taxes	356		224
Federal, state and local income tax expense	(140)		(85)
Net income	216		139
Net loss attributable to noncontrolling interest	6		5
Net income attributable to Macy's, Inc. shareholders	$222	1.4%	$144	0.8%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.73		$.46

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of impairments, restructuring and other costs, settlement charges and net premiums on early retirement of debt	$.95		$1.11
Net Sales
Net sales for 2017 decreased $1,092 million or 6.3% compared to 2016 due to fiscal year-end 2016 store closures and the decline in comparable sales. The decrease in comparable sales on an owned basis for 2017 was 4.0% compared to 2016. The decrease in comparable sales on an owned plus licensed basis for 2017 was 3.6% compared to 2016. Sales during 2017 were strongest in active apparel, fine jewelry, fragrances, furniture/mattresses and women's shoes. Sales were weaker in housewares and tabletop. The Company’s digital business continued its strong growth at both macys.com and bloomingdales.com. Geographically, the Company’s strongest business was in the Southwest region.
Cost of Sales
The cost of sales rate as a percent to net sales for 2017 increased to 60.6% compared to 60.1% for 2016. The increase in the cost of sales rate as a percent to net sales was due in part to high year-end inventory levels as well as margin pressures in the beauty business and home related businesses. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales in either period.
Selling, General and Administrative Expenses
SG&A expenses for 2017 decreased $286 million or 4.7% from 2016. The SG&A rate as a percent to net sales of 36.1% was 60 basis points higher in 2017 as compared to 2016. SG&A expenses in 2017 included reduced expenses from the year-end 2016 stores closures and the impact of restructuring activities, partially offset by investments in digital growth, strategic initiatives in shoes and jewelry, and initiatives at bluemercury and Macy's Backstage. Income from credit operations was $524 million in 2017, compared to $528 million in 2016. Income from credit operations excludes costs related to new account originations and fraudulent transactions incurred on the Company’s private label credit cards.

MACY'S, INC.

Gains on Sale of Real Estate
2017 included asset sale gains of $176 million, including $47 million related to the downtown Minneapolis property, $49 million related to the Macy's Brooklyn transaction, and $40 million related to the downtown Seattle Macy's location. This compares to $76 million of asset sale gains recognized in 2016, inclusive of approximately $24 million related to the Macy's Brooklyn transaction and $32 million related to various asset sales to General Growth Properties.
Impairments, Restructuring and Other Costs
Impairments, restructuring and other costs of $33 million for 2017 and $249 million for 2016 include charges associated with store closings and severance activities as well as other human resource related costs associated with organizational restructuring.
Settlement Charges
2017 and 2016 included $73 million and $81 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions associated with store closings, a voluntary separation program and organizational restructuring, and periodic distribution activity.
Net Interest Expense
Net interest expense for 2017 decreased $39 million from 2016 due to a reduction in the Company's debt as discussed previously within the quarterly review.
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
 Effective Tax Rate
The Company's effective tax rate of 39.3% for 2017 and 37.9% for 2016 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations as well as the recognition of approximately $12 million of net tax deficiencies in 2017 associated with share-based payment awards due to the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Historically, the Company had recognized such amounts as an offset to accumulated excess tax benefits previously recognized in additional paid-in capital.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2017 increased $78 million or 54.2% compared to 2016. The increase from 2017 to 2016 is primarily attributable to higher asset sale gains in 2017 as well as the fact that 2016 included $152 million of after tax impairments, restructuring and other costs compared to $21 million of after tax restructuring and other costs in 2017. These favorable changes as well as lower SG&A, retirement plan settlement charges and interest expense were partially offset by lower net sales and gross margin in 2017.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for 2017 increased $.27 or 58.7% compared to 2016, reflecting higher net income. Excluding the impact of impairments, restructuring and other costs, settlement charges, and the net premiums on the early retirement of debt, diluted earnings per share for 2017 decreased $.16 or 14.4% compared to 2016.

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2017 was $389 million, compared to $308 million provided in 2016, primarily due to lower cash outflows for merchandise inventories, net of merchandise payables, resulting from lower inventory levels as of October 28, 2017 compared to October 29, 2016. These lower cash outflows offset other negative cash flow items including lower sales and higher income taxes paid in 2017.
Investing Activities
Net cash used by investing activities was $346 million in 2017, compared to net cash used by investing activities of $491 million in 2016. Investing activities for 2017 include purchases of property and equipment totaling $359 million and capitalized software of $191 million, compared to purchases of property and equipment totaling $451 million and capitalized software of $230 million in 2016. Additionally, the Company received cash of $212 million from the disposition of property and equipment in 2017, primarily related to real estate transactions, as compared to $138 million received in 2016.
Financing Activities
Net cash used by the Company for financing activities was $806 million for 2017, including debt payments of $554 million and payment of $346 million of cash dividends. These cash outflows were partially offset by an increase in outstanding checks of $80 million. For 2017, the Company repurchased approximately $247 million face value of senior notes and debentures. During the second quarter of 2017, the Company repaid at maturity $300 million of 7.45% senior debentures due July 2017.
Net cash used by the Company for financing activities was $469 million for 2016, including payment of $344 million of cash dividends, $230 million for the acquisition of the Company's common stock, primarily under its share repurchase program, and repayment of $174 million of debt. These outflows were partially offset by $31 million from the issuance of common stock, primarily related to the exercise of stock options.
On November 27, 2017, the Company commenced a cash tender offer ("tender offer") to purchase up to $400 million in aggregate principal amount of certain senior unsecured notes and debentures, with stated interest rates ranging from 6.375% to 10.25% and maturities ranging from fiscal years 2021 to 2037. The tender offer expires on December 22, 2017, with an early tender date on December 8, 2017. The Company expects to record the redemption premium and other costs related to these repurchases as net premiums on early retirement of debt on the Consolidated Statements of Income during the fourth quarter of 2017.
The Company is party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 6, 2021. As of October 28, 2017, the Company did not have any borrowings or letters of credit outstanding under its credit facility.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under its bank credit agreement. As of October 28, 2017, the Company did not have any borrowings outstanding under its commercial paper program.
As of October 28, 2017 the Company was required to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the credit agreement. The Company's interest coverage ratio for the third quarter of 2017 was 7.92 and its leverage ratio at October 28, 2017 was 2.36, in each case as calculated in accordance with the credit agreement.
On October 27, 2017, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable January 2, 2018, to Macy's shareholders of record at the close of business on December 15, 2017.

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
On November 9, 2017, the Company issued a press release to report its preliminary earnings for the third quarter of 2017 and reaffirmed its previously provided guidance for fiscal 2017. In summary, the Company expects comparable sales on an owned basis to decline between 2.2 percent and 3.3 percent, with comparable sales on an owned plus licensed basis to decline between 2.0 percent and 3.0 percent. Total sales are expected to be down between 3.2 percent and 4.3 percent in fiscal 2017. Total sales for fiscal 2017 reflect a 53rd week, whereas comparable sales are on a 52-week basis. As previously announced in August 2017, the Company expects a 1 cent increase in adjusted earnings per diluted share due to the restructuring of the merchandising operations. The Company now expects adjusted earnings per diluted share of between $3.38 and $3.63 in fiscal 2017, excluding the impact of the anticipated settlement charges, restructuring and other costs and net premiums and fees associated with debt repurchases. Excluding the impact of the anticipated fourth quarter gain on the sale of the Union Square Men’s building in San Francisco and the anticipated settlement charges, restructuring and other costs and net premiums and fees associated with debt repurchases, adjusted earnings per diluted share of $2.91 to $3.16 are expected in fiscal 2017.

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
The reconciliation of the forward-looking non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis to GAAP comparable sales (i.e., on an owned basis) is in the same manner as illustrated below, where the impact of growth in comparable sales of departments licensed to third parties is the only reconciling item. In addition, the Company does not provide the most directly comparable forward-looking GAAP measure of diluted earnings per share attributable to Macy’s, Inc. shareholders excluding certain items because the timing and amount of excluded items (e.g., impairments, restructuring and other costs, retirement plan settlement charges and net premiums on the early retirement of debt) are unreasonably difficult to fully and accurately estimate.
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

	Third Quarter of 2017	Third Quarter of 2016

Decrease in comparable sales on an owned basis (note 1)	(4.0)%	(3.3)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.4%	0.6%
Decrease in comparable sales on an owned plus licensed basis	(3.6)%	(2.7)%

	2017	2016

Decrease in comparable sales on an owned basis (note 1)	(4.0)%	(4.0)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.4%	0.5%
Decrease in comparable sales on an owned plus licensed basis	(3.6)%	(3.5)%

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

	Third Quarter of 2017	Third Quarter of 2016

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.12	$.05
Add back the pre-tax impact of restructuring and other costs	.11	—
Add back the pre-tax impact of settlement charges	.07	.20
Deduct the income tax impact of certain items identified above	(.07)	(.08)
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items	$.23	$.17

	2017	2016

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.73	$.46
Add back the pre-tax impact of impairments, restructuring and other costs	.11	.80
Add back the pre-tax impact of settlement charges	.24	.26
Add back the pre-tax impact of net premiums on the early retirement of debt (note 1)	—	—
Deduct the income tax impact of certain items identified above	(.13)	(.41)
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items	$.95	$1.11

Note:

(1)	The impact during the 39 weeks ended October 28, 2017 represents a value less than $.01 per diluted share attributable to Macy’s, Inc. shareholders.

MACY'S, INC.

New Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which establishes principles to report useful information to financial statements users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise ASC Topic 606, Revenue from Contracts with Customers, and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The new standard and its related updates are effective for the Company beginning on February 4, 2018. On the effective date, the Company will apply the new guidance retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the methods of adoption and has not yet decided on the method to be applied when the new revenue guidance is effective.
The Company currently estimates the material impacts to its consolidated financial statements to include gross presentation of its estimates for future sales returns and related recoverable assets, presenting income from credit operations as a separate component of revenue and recognizing revenue for online transactions upon shipment rather than delivery. In addition, the gains for certain real estate transactions will generally be recognized earlier than under current guidance due to consideration of the guidance in ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) and the new lease standard discussed below.
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
The new standard is effective for the Company on February 3, 2019, with early adoption permitted. The new standard is to be adopted utilizing a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company has not yet decided whether it will early adopt the new standard but the Company currently plans to elect the majority of the standard's available practical expedients on adoption.
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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 28, 2017, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of October 28, 2017 the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's 2016 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
July 30, 2017 – August 26, 2017	—	—	—	1,716
August 27, 2017 – September 30, 2017	—	—	—	1,716
October 1, 2017 – October 28, 2017	—	—	—	1,716
	—	—	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of October 28, 2017. All authorizations are cumulative and do not have an expiration date. As of October 28, 2017, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017, filed on December 4, 2017, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
Date: December 4, 2017