Form 10-K
period 2018-02-03
Macy's, Inc.
filed 2018-04-04
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 3, 2018	Commission File Number: 1-13536
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 29, 2017) was approximately $7,288,096,032.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2018
Common Stock, $0.01 par value per share	305,322,583 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2018	Part III

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2017,” “2016,” “2015,” “2014” and “2013” are references to the Company’s fiscal years ended February 3, 2018, January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Fiscal year 2017 included 53 weeks; fiscal years 2016, 2015, 2014 and 2013 included 52 weeks.
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

•	the Company’s ability to remain competitive and relevant as consumers’ shopping behaviors migrate to other shopping channels and to maintain its brand and reputation;

•
general consumer-spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters;

•	conditions to, or changes in the timing of, proposed transactions, including planned store closures, and changes in expected synergies, cost savings and non-recurring charges;

•	the success of the Company’s operational decisions (e.g., product curation and marketing programs) and strategic initiatives;

•
possible systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach;

•	the cost of employee benefits as well as attracting and retaining quality employees;

•	transactions involving our real estate portfolio;

•	the seasonal nature of the Company’s business;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

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

•
the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional health pandemics, and regional political and economic conditions; and

•	duties, taxes, other charges and quotas on imports

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
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. The Company operates approximately 850 stores in 44 states, the District of Columbia, Guam and Puerto Rico. As of February 3, 2018, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale’s The Outlet, Macy’s Backstage, bluemercury and Macy’s China Limited. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under license agreements with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
For 2017, 2016 and 2015, the following merchandise constituted the following percentages of sales:

	2017	2016	2015
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	38%	38%	38%
Women’s Apparel	23	23	23
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	16
	100%	100%	100%

In 2017, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

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

Employees
As of February 3, 2018, excluding seasonal employees, the Company had approximately 130,000 employees, primarily including regular full-time and part-time. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 7% of the Company’s employees were represented by unions as of February 3, 2018.
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
Purchasing
The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s purchases during 2017. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be good.
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
The trademarks associated with the Company's aforementioned private label brands, other than American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, Material Girl and Thalia Sodi are owned by the Company. The American Rag, Greg Norman, Martha Stewart Collection, Material Girl and Thalia Sodi brands are owned by third parties, which license the trademarks associated with such brands to Macy’s pursuant to agreements which have renewal rights that extend through 2050, 2020, 2025, 2030 and 2030, respectively.
Competition
The retail industry is intensely competitive. The Company’s operations compete with many retail formats, including department stores, specialty stores, general merchandise stores, off-price and discount stores, manufacturers’ outlets, online retailers, catalogs and television shopping, among others. The Company seeks to attract customers by offering most wanted selections, obvious value, and distinctive marketing in stores that are located in premier locations, and by providing an exciting shopping environment and superior service through an omnichannel experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.
Available Information
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at http://www.macysinc.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The public also may read and copy any of these filings at the SEC’s Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC also maintains an Internet site that contains the Company’s filings; the address of that site is http://www.sec.gov. In addition, the Company has made the following available free of charge through its website at http://www.macysinc.com:

•	Charters of the Audit Committee, Compensation and Management Development Committee, Finance Committee, and Nominating and Corporate Governance Committee,

•	Corporate Governance Principles,

•	Lead Independent Director Policy,

•	Non-Employee Director Code of Business Conduct and Ethics,

•	Code of Conduct,

•	Standards for Director Independence,

•	Related Party Transaction Policy, and

•	Method to Facilitate Receipt, Retention and Treatment of Communications.
Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Macy’s, Inc. at 7 West 7th Street, Cincinnati, OH 45202.
Executive Officers of the Registrant
The following table sets forth certain information as of March 23, 2018 regarding the executive officers of the Company:

Name	Age	Position with the Company
Jeff Gennette	56	Chairman of the Board and Chief Executive Officer; Director
Elisa D. Garcia	60	Chief Legal Officer and Secretary
Karen M. Hoguet	61	Chief Financial Officer
Danielle L. Kirgan	42	Chief Human Resources Officer
Harry A. Lawton III	43	President
Felicia Williams	52	Executive Vice President, Controller and Enterprise Risk Officer

Executive Officer Biographies
Jeff Gennette has been Chief Executive Officer of the Company since March 2017 and Chairman of the Board since January 2018; prior thereto he was President from March 2014 to August 2017, Chief Merchandising Officer from February 2009 to March 2014, Chairman and Chief Executive Officer of Macy’s West in San Francisco from February 2008 to February 2009 and Chairman and Chief Executive Officer of Seattle-based Macy’s Northwest from February 2006 through February 2008.
Elisa D. Garcia has been Chief Legal Officer and Secretary of the Company since September 2016; prior thereto she served as Chief Legal Officer of Office Depot, Inc. from 2013 to September 2016, and Executive Vice President, General Counsel and Secretary from 2007 to 2013.
Karen M. Hoguet has been Chief Financial Officer of the Company since October 1997.
Danielle L. Kirgan has been Chief Human Resources Officer of the Company since October 2017; prior thereto she served as Senior Vice President, People at American Airlines Group, Inc. from October 2016 to October 2017, Chief Human Resources Officer at Darden Restaurants, Inc. from 2010 to 2016, Vice President, Global Human Resources at ACI Worldwide, Inc. in 2009, and Vice President, Human Resources at Conagra Foods, Inc. from 2004 to 2008.
Harry (Hal) A. Lawton III has been President of the Company since September 2017; prior thereto he served as Senior Vice President, North America at eBay, Inc. from 2015 to September 2017 and held a number of leadership positions at Home Depot, Inc. from 2005 to 2015, including Senior Vice President of Merchandising and head of Home Depot’s online business.
Felicia Williams has been Executive Vice President, Controller and Enterprise Risk Officer of the Company since June 2016; prior thereto she served as Senior Vice President, Finance and Risk Management from February 2011 to June 2016, Senior Vice President, Treasury and Risk Management from September 2009 to February 2011, Vice President, Finance and Risk Management from October 2008 to September 2009, and Vice President, Internal Audit from March 2004 to October 2008.

Recent Developments

On April 4, 2018, the Company issued a press release announcing that Karen M. Hoguet has decided to retire.  At the Company’s request, Ms. Hoguet will remain with the Company until February 2019 to ensure a smooth transition.

Item 1A.	Risk Factors.

In evaluating Macy's, the risks described below and the matters described in “Forward-Looking Statements” should be considered carefully. Such risks and matters are numerous and diverse, may be experienced continuously or intermittently, and may vary in intensity and effect. Any of such risks and matters, individually or in combination, could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows, as well as on the attractiveness and value of an investment in Macy's securities.

Strategic, Operational and Competitive Risks

Macy’s strategic initiatives may not be successful, which could negatively affect our profitability and growth.
We are pursuing strategic initiatives to achieve our objective of accelerating profitable growth in our stores and our digital operations. This includes the adoption of new technologies, merchandising strategies and customer service initiatives all designed to improve the shopping experience. Our ability to achieve profitable growth is subject to the successful implementation of our strategic plans. If these investments or initiatives do not perform as expected or create implementation or operational difficulties, we may incur impairment charges and our profitability and growth could suffer.
Our sales and operating results depend on consumer preferences and consumer spending.
The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending. Our sales and operating results depend in part on our ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. We develop new retail concepts and continuously adjust our industry position in certain major and private-label brands and product categories in an effort to satisfy customers. Any sustained failure to anticipate, identify and respond to emerging trends in lifestyle and consumer preferences could negatively affect our business and results of operations.
Our sales are significantly affected by discretionary spending by consumers. Consumer spending may be affected by many factors outside of our control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt and consumer behaviors towards incurring and paying debt, the costs of basic necessities and other goods, the strength of the U.S. Dollar relative to foreign currencies and the effects of the weather or natural disasters. Any decline in discretionary spending by consumers could negatively affect our business and results of operations.
As we rely on the ability of our physical retail locations to remain relevant, providing desirable and sought-out shopping experiences is paramount to our financial success. Changes in consumer shopping habits, financial difficulties at other anchor tenants, significant mall vacancy issues, mall violence and new mall developments could each adversely impact the traffic at current retail locations and lead to a decline in our financial condition or performance.
We may not be able to successfully execute our real estate strategy.
We continue to explore opportunities to monetize our real estate portfolio, including sales of stores as well as non-store real estate such as warehouses, outparcels and parking garages. We also continue to evaluate our real estate portfolio to identify opportunities where the redevelopment value of our real estate exceeds the value of non-strategic operating locations. This strategy is multi-pronged and may include transactions, strategic alliances or other arrangements with mall developers or unrelated third-parties. Due to the cyclical nature of real estate markets, the performance of our real estate strategy is inherently volatile and could have a significant impact on our results of operations or financial condition.
Macy’s revenues and cash requirements are affected by the seasonal nature of our business.
Our business is seasonal, with a high proportion of revenues and operating cash flows generated during the second half of the year, which includes the fall and holiday selling seasons. A disproportionate amount of our revenues fall in the fourth quarter, which coincides with the holiday season. We incur significant additional expenses in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including for additional inventory, advertising and employees.
We depend on our ability to attract and retain quality employees.
Our business is dependent upon attracting and retaining quality employees. Macy's has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. Macy's ability to meet our labor needs while controlling the costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In addition, as a large and complex enterprise operating in a highly competitive and challenging business environment, Macy's is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact our ability to attract, train, develop and retain quality employees throughout the organization could negatively affect our business and results of operations.

Macy's depends on the success of advertising and marketing programs.
Our business depends on effective marketing and high customer traffic. Macy's has many initiatives in this area, and we often change advertising and marketing programs. There can be no assurance as to our continued ability to effectively execute our advertising and marketing programs, and any failure to do so could negatively affect our business and results of operations.
If cash flows from our private label credit card decrease, our financial and operational results may be negatively impacted.
We sold most of our credit accounts and related receivables to Citibank. Following the sale, we share in the economic performance of the credit card program with Citibank. Deterioration in economic or political conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in Macy’s receiving lower payments under the credit card program.
Credit card operations are subject to many federal and state laws that may impose certain requirements and limitations on credit card providers. Citibank and our subsidiary bank, FDS Bank, may be required to comply with regulations that may negatively impact the operation of our private label credit card. In turn, this negative impact may affect our revenue streams derived from the sale of such credit card accounts and negatively impact our financial results.
Gross margins could suffer if we are unable to effectively manage our inventory.
Our profitability depends on our ability to manage inventory levels and respond to shifts in consumer demand patterns. Overestimating customer demand for merchandise will likely result in the need to record inventory markdowns and sell excess inventory at clearance prices which would negatively impact our gross margins and operating results. Underestimating customer demand for merchandise can lead to inventory shortages, missed sales opportunities and negative customer experiences.
Our defined benefit plan funding requirements or plan settlement expense could impact our financial results and cash flow.
Significant changes in interest rates, decreases in the fair value of plan assets and benefit payments could affect the funded status of our plans and could increase future funding requirements of the plans. A significant increase in future funding requirements could have a negative impact on our cash flows, financial condition or results of operations.
As of February 3, 2018, we had unrecognized actuarial losses of $992 million for the funded defined benefit pension plan (the “Pension Plan”) and $244 million for the unfunded defined benefit supplementary retirement plan (the “SERP”). These plans allow eligible retiring employees to receive lump sum distributions of benefits earned. Under applicable accounting rules, if annual lump sum distributions exceed an actuarially determined threshold of the total of the annual service and interest costs, we would be required to recognize in the current period of operations a settlement expense of a portion of the unrecognized actuarial loss and could have a negative impact on our results of operations.
Increases in the cost of employee benefits could impact our financial results and cash flow.
Our expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could negatively affect our financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Due to uncertainty regarding legislative or regulatory changes, we are not able to fully determine the impact that future healthcare reform will have on our company-sponsored medical plans.
If our company’s reputation and brand are not maintained at a high level, our operations and financial results may suffer.
We believe our reputation and brand are partially based on the perception that we act equitably and honestly in dealing with our customers, employees, business partners and shareholders. Our reputation and brand may be deteriorated by any incident that erodes the trust or confidence of our customers or the general public, particularly if the incident results in significant adverse publicity or governmental inquiry. In addition, information concerning us, whether or not true, may be instantly and easily posted on social media platforms at any time, which information may be adverse to our reputation or brand. The harm may be immediate without affording us an opportunity for redress or correction. If our reputation or brand is damaged, our customers may refuse to continue shopping with us, potential employees may be unwilling to work for us, business partners may be discouraged from seeking future business dealings with us and, as a result, our operations and financial results may suffer.
Macy's faces significant competition in the retail industry and we depend on our ability to differentiate Macy's in retail's ever-changing environment.
We conduct our retail merchandising business under highly competitive conditions. Although Macy's is one of the nation’s largest retailers, we have numerous and varied competitors at the national and local levels, including department stores, specialty stores, general merchandise stores, off-price and discount stores, manufacturers’ outlets, online retailers, catalogs and television shopping, among others. Competition may intensify as our competitors enter into business combinations or alliances. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. Any failure by us to compete effectively could negatively affect our business and results of operations.
As consumers continue to migrate online, we face pressures to not only compete from a price perspective with our competitors, some of whom sell the same products, but also to differentiate Macy's to stay relevant in retail's ever-changing industry. We continue to significantly invest in our omnichannel capabilities in order to provide a seamless shopping experience to our customers between our brick and mortar locations and our online and mobile environments. Insufficient, untimely or misguided investments in this area could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones.
In addition, declining customer store traffic and migration of sales from brick and mortar stores to digital platforms could lead to store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.
Our sales and operating results could be adversely affected by product safety concerns.
If Macy's merchandise offerings do not meet applicable safety standards or consumers' expectations regarding safety, we could experience decreased sales, increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose Macy's to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns could negatively affect our business and results of operations.
Technology and Data Security Risks
A material disruption in our computer systems could adversely affect our business or results of operations.
We rely extensively on our computer systems to process transactions, summarize results and manage our business. Our computer systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our computer systems are damaged or cease to function properly, including a material disruption in our ability to authorize and process transactions at our stores or on our online systems, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations. Any material interruption in our computer systems could negatively affect our business and results of operations.
If our technology-based e-commerce systems do not function properly, our operating results could be materially adversely affected.
Customers are increasingly using computers, tablets and smart phones to shop online and to do price and comparison shopping. We strive to anticipate and meet our customers’ changing expectations and are focused on building a seamless shopping experience across our omnichannel business. Any failure to provide user-friendly, secure e-commerce platforms that offer a variety of merchandise at competitive prices with low cost and quick delivery options that meet customers’ expectations could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers and have a material adverse impact on the growth of our business and our operating results.
A breach of information technology systems could adversely affect our reputation, business partner and customer relationships, operations and result in high costs.
Through our sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products or services, enroll in promotional programs, register on websites, or otherwise communicate to us. This may include phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We gather and retain information about employees in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments.
We employ safeguards for the protection of this information and have made significant investments to secure access to our information technology network. For instance, we have implemented authentication protocols, installed firewalls and anti-virus/anti-malware software, conducted continuous risk assessments, and established data security breach preparedness and response plans. We also employ encryption and other methods to protect our data, promote security awareness with our associates and work with business partners in an effort to create secure and compliant systems.
However, these protections may be compromised as a result of third-party security breaches, burglaries, cyberattack, errors by employees or employees of third-party vendors, or contractors, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to company data.
Retail data frequently targeted by cybercriminals is consumer credit card data, personally identifiable information, including social security numbers, and health care information. For retailers, point of sale and e-commerce websites are often attacked through compromised credentials, including those obtained through phishing, vishing and credential stuffing. Other methods of attack include advanced malware, the exploitation of software and operating vulnerabilities, and physical device tampering/skimming at card reader units and we believe these attack methods will continue to evolve.
Despite instituting controls for the protection of such information, no commercial or government entity can be entirely free of vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service change frequently. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deception to employees, contractors, vendors and temporary staff. We may be unable to protect the integrity of our systems or company data. An alleged or actual unauthorized access or unauthorized disclosure of non-public personal information could:

•
materially damage our reputation and brand, negatively affect customer satisfaction and loyalty, expose us to individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information; and

•
cause us to incur substantial costs, including costs associated with remediation of information technology systems, customer protection costs and incentive payments for the maintenance of business relationships, litigation costs, lost revenues resulting from negative changes in consumer shopping patterns, unauthorized use of proprietary information or the failure to retain or attract customers following an attack. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Supply Chain and Third Party Risks
Macy's depends upon designers, vendors and other sources of merchandise, goods and services. Our business could be affected by disruptions in, or other legal, regulatory, political or economic issues associated with, our supply network.
Our relationships with established and emerging designers have been a significant contributor to Macy's past success. Our ability to find qualified vendors and access products in a timely and efficient manner is often challenging, particularly with respect to goods sourced outside the United States. Our procurement of goods and services from outside the United States is subject to risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade. We source the majority of our merchandise from manufacturers located outside of the U.S., primarily Asia, and any major changes in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported goods, could have a material adverse effect on our business, results of operations and liquidity. In addition, the procurement of all our goods and services are subject to the effects of price increases which we may or may not be able to pass through to our customers. All of these factors may affect our ability to access suitable merchandise on acceptable terms, are beyond our control and could negatively affect our business and results of operations
Disruption of global sourcing activities and Macy's own brands’ quality concerns could negatively impact brand reputation and earnings.

Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of Macy’s goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and are subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, in recent years, we have substantially increased the number and types of merchandise that are sold under Macy’s proprietary brands. While we have focused on the quality of our proprietary branded products, we rely on third-parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from expectations and standards, the products may not meet applicable regulatory requirements which may require us to recall these products, or the products may infringe upon the intellectual property rights of other third-parties. As we seek indemnities from manufacturers of these products, the uncertainty of recovering on such indemnity and the lack of understanding of U.S. product liability laws in certain foreign jurisdictions make it more likely that we may have to respond to claims or complaints from customers.
Parties with whom Macy's does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform on their obligations to us.
Macy's is a party to contracts, transactions and business relationships with various third parties, including, without limitation, vendors, suppliers, service providers, lenders and participants in joint ventures, strategic alliances and other joint commercial relationships, pursuant to which such third parties have performance, payment and other obligations to Macy's. In some cases, we depend upon such third parties to provide essential leaseholds, products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services in order to operate our business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Current economic, industry and market conditions could result in increased risks to Macy's associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits with respect to our contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We may be unable to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as existing contracts, transactions or business relationships. Our inability to do so could negatively affect our cash flows, financial condition and results of operations.
Global, Legal and External Risks
Macy’s business is subject to unfavorable economic and political conditions and other related risks.
Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect our business and results of operations. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, consumer credit availability, consumer debt levels, consumer debt payment behaviors, tax rates and policy, unemployment trends, energy prices, and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could negatively affect our business and results of operations. In addition, unstable political conditions, civil unrest, terrorist activities and armed conflicts may disrupt commerce and could negatively affect our business and results of operations.
Our effective tax rate is impacted by a number of factors, including changes in federal or state tax law, interpretation of existing laws and the ability to defend and support the tax positions taken on historical tax returns. Certain changes in any of these factors could materially impact the effective tax rate and net income.
Our business could be affected by extreme weather conditions, regional or global health pandemics or natural disasters.
Extreme weather conditions in the areas in which our stores are located could negatively affect our business and results of operations. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could reduce demand for a portion of our inventory and thereby reduce our sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores.
Our business and results of operations could also be negatively affected if a regional or global health pandemic were to occur, depending upon its location, duration and severity. To halt or delay the spread of disease, local, regional or national governments might limit or ban public gatherings or customers might avoid public places, such as our stores. A regional or global health pandemic might also result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores.
Natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for customers to travel to our stores, thereby negatively affecting our business and results of operations.
Litigation, legislation or regulatory developments could adversely affect our business and results of operations.
We are subject to various federal, state and local laws, rules, regulations, inquiries and initiatives in connection with both our core business operations and our credit card and other ancillary operations (including the Credit Card Act of 2009 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010). Recent and future developments relating to such matters could increase our compliance costs and adversely affect the profitability of our credit card and other operations. We are also subject to anti-bribery, customs, child labor, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. Although we undertake to monitor changes in these laws, if these laws change without our knowledge, or are violated by importers, designers, manufacturers, distributors or agents, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could negatively affect our business and results of operations. In addition, we are regularly involved in various litigation matters that arise in the ordinary course of our business. Adverse outcomes in current or future litigation could negatively affect our financial condition, results of operations and cash flows.
Financial Risks
Inability to access capital markets could adversely affect our business or financial condition.
Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to this potential source of future liquidity. A decrease in the ratings that rating agencies assign to Macy’s short and long-term debt may negatively impact our access to the debt capital markets and increase our cost of borrowing. In addition, our bank credit agreements require us to maintain specified interest coverage and leverage ratios. Our ability to comply with the ratios may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If our results of operations or operating ratios deteriorate to a point where we are not in compliance with our debt covenants, and we are unable to obtain a waiver, much of our debt would be in default and could become due and payable immediately. Our assets may not be sufficient to repay in full this indebtedness, resulting in a need for an alternate source of funding. We cannot make any assurances that we would be able to obtain such an alternate source of funding on satisfactory terms, if at all, and our inability to do so could cause the holders of our securities to experience a partial or total loss of their investments in Macy's.
Factors beyond our control could affect Macy's stock price.
Macy’s stock price, like that of other retail companies, is subject to significant volatility because of many factors, including factors beyond our control. These factors may include:

•	general economic, stock, credit and real estate market conditions;

•	risks relating to Macy’s business and industry, including those discussed above;

•	strategic actions by us or our competitors;

•	variations in our quarterly results of operations;

•	future sales or purchases of Macy’s Common Stock; and

•	investor perceptions of the investment opportunity associated with Macy’s Common Stock relative to other investment alternatives.
We may fail to meet the expectations of our stockholders or of analysts at some time in the future. If the analysts that regularly follow Macy’s stock lower their rating or lower their projections for future growth and financial performance, Macy’s stock price could decline. Also, sales of a substantial number of shares of Macy’s Common Stock in the public market or the appearance that these shares are available for sale could adversely affect the market price of Macy’s Common Stock.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 3, 2018, the operations of the Company included 852 stores in 44 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 128 million square feet. Of such stores, 370 were owned, 359 were leased, 118 stores were operated under arrangements where the Company owned the building and leased the land and five stores were comprised of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 20 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.

The Company's operations were conducted through the following branded store locations:

	2017	2016	2015
Macy's	660	673	737
Bloomingdale's	55	55	54
bluemercury	137	101	77
	852	829	868

Store count activity was as follows:

	2017	2016	2015
Store count at beginning of fiscal year	829	868	823
Stores opened	38	27	26
Acquisition of bluemercury stores	—	—	62
Stores closed or consolidated into existing centers	(15)	(66)	(43)
Store count at end of fiscal year	852	829	868

Additional information about the Company’s stores as of February 3, 2018 is as follows:

Geographic Region	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
North Central	144	81	43	19	1
Northeast	258	88	140	30	—
Northwest	131	44	63	21	3
South	188	110	53	25	—
Southwest	131	47	60	23	1
	852	370	359	118	5

The five geographic regions detailed in the foregoing table are based on the Company’s Macy’s-branded operational structure. The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States.

Additional information about the Company’s logistics network as of February 3, 2018 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Cheshire, CT	Direct to customer	Owned	565
Chicago, IL	Stores	Owned	861
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	960
Hayward, CA	Stores	Owned	386
Houston, TX	Stores	Owned	1,124
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Leased	260
Los Angeles, CA	Stores	Owned	1,178
Martinsburg, WV	Direct to customer	Owned	1,300
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	950
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	510
Stone Mountain, GA	Stores	Owned	1,000
Tampa, FL	Stores	Owned	670
Tulsa, OK	Direct to customer	Owned	1,300
Tukwila, WA	Stores	Leased	500
Union City, CA	Stores	Leased	165
Youngstown, OH	Stores	Owned	851

Item 3.	Legal Proceedings.
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
The Company's Common Stock is listed on the NYSE under the trading symbol “M.” As of February 3, 2018, the Company had approximately 15,300 stockholders of record. The following table sets forth for each quarter during 2017 and 2016 the high and low sales prices per share of Common Stock as reported on the NYSE and the dividends declared with respect to each quarter on each share of Common Stock.

	2017			2016
	Low	High	Dividend	Low	High	Dividend
1st Quarter	27.72	34.37	0.3775	37.71	45.50	0.3600
2nd Quarter	20.85	29.83	0.3775	29.94	40.15	0.3775
3rd Quarter	19.32	24.45	0.3775	31.02	40.98	0.3775
4th Quarter	17.41	27.64	0.3775	28.55	45.41	0.3775

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
The following table provides information regarding the Company’s purchases of Common Stock during the fourth quarter of 2017.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining ($)(1)
	(thousands)		(thousands)	(millions)
October 29, 2017 – November 25, 2017	—	—	—	1,716
November 26, 2017 – December 30, 2017	—	—	—	1,716
December 31, 2017 – February 3, 2018	—	—	—	1,716
	—	—	—
 ___________________

(1)
Commencing in January 2000, the Company’s Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock. All authorizations are cumulative and do not have an expiration date. As of February 3, 2018, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Company's Common Stock with the Standard & Poor's 500 Composite Index and the Company's peer group for the period from February 2, 2013 through February 3, 2018, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

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

	2017*	2016	2015	2014	2013
	(millions, except per share)
Consolidated Statement of Income Data:
Net sales	$24,837	$25,778	$27,079	$28,105	$27,931
Cost of sales	(15,152)	(15,621)	(16,496)	(16,863)	(16,725)
Gross margin	9,685	10,157	10,583	11,242	11,206
Selling, general and administrative expenses	(8,131)	(8,474)	(8,468)	(8,447)	(8,514)
Gains on sale of real estate	544	209	212	92	74
Restructuring, impairment, store closing and other costs	(186)	(479)	(288)	(87)	(88)
Settlement charges	(105)	(98)	—	—	—
Operating income	1,807	1,315	2,039	2,800	2,678
Interest expense	(321)	(367)	(363)	(395)	(390)
Net premiums on early retirement of debt	10	—	—	(17)	—
Interest income	11	4	2	2	2
Income before income taxes	1,507	952	1,678	2,390	2,290
Federal, state and local income tax benefit (expense) (a)	29	(341)	(608)	(864)	(804)
Net income	1,536	611	1,070	1,526	1,486
Net loss attributable to noncontrolling interest	11	8	2	—	—
Net income attributable to Macy's, Inc. shareholders	$1,547	$619	$1,072	$1,526	$1,486

Basic earnings per share attributable to Macy's, Inc. shareholders	$5.07	$2.01	$3.26	$4.30	$3.93
Diluted earnings per share attributable to Macy's, Inc. shareholders	$5.04	$1.99	$3.22	$4.22	$3.86
Average number of shares outstanding	305.4	308.5	328.4	355.2	378.3
Cash dividends paid per share	$1.5100	$1.4925	$1.3925	$1.1875	$.9500
Depreciation and amortization	$991	$1,058	$1,061	$1,036	$1,020
Capital expenditures	$760	$912	$1,113	$1,068	$863
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,455	$1,297	$1,109	$2,246	$2,273
Property and Equipment - net	6,672	7,017	7,616	7,800	7,930
Total assets	19,381	19,851	20,576	21,330	21,499
Short-term debt	22	309	642	76	463
Long-term debt	5,861	6,562	6,995	7,233	6,688
Total Shareholders’ equity	5,661	4,322	4,253	5,378	6,249
 ___________________

*	53 weeks
(a) The income tax benefit in 2017 is due to U.S. federal tax reform that led to the recognition of an income tax benefit of $571 million associated with the remeasurement of the Company's deferred tax balances.

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
Overview

The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company operates approximately 850 stores in 44 states, the District of Columbia, Guam and Puerto Rico. As of February 3, 2018, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale’s The Outlet, Macy’s Backstage, bluemercury and Macy’s China Limited which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

The Company continues to implement its North Star strategy to transform its omnichannel business and focus on key growth areas, embrace customer centricity, and optimize value in its real estate portfolio. Inspired by the North Star, there are five points to this strategy.

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

5.
What’s New, What’s Next explores and develops innovations to turn consumer and technology trends to the Company's advantage and to drive growth. This includes exploring previously unmet customer needs and making smart investment decisions based on customer insights and analytics.

The Company has taken a number of key steps over the past couple of years to position itself to successfully implement the North Star strategy. In 2017, the Company continued its investment in technology, reengineered its merchandising and marketing structure, improved its curation of merchandise and expanded different Company initiatives to stores throughout its portfolio. The Company also launched a new Macy's Star Rewards loyalty program in October 2017 that focused on strengthening relationships with the Company's best customers, migrating existing customers to higher spending levels and attracting new or infrequent customers. The initial launch of the rewards program focused on proprietary cardholders with additional enhancements and expansion beyond proprietary cardholders planned for the future.

In August 2017, the Company announced a restructuring which included the consolidation of three functions (merchandising, planning and private brands) into a single merchandising function. During the third quarter of 2017, the Company recognized $33 million of costs primarily associated with this restructuring effort as well as a restructuring within the marketing function. Additional financial and operational impacts of such restructuring actions are expected to include future annual savings of approximately $38 million, all of which may be used for reinvestment in the business in 2018.

In January 2018, the Company announced actions to continue improvements in organizational efficiency and to allocate resources to support its growth strategy. Major components of these restructuring activities included staffing adjustments across the stores organization with reductions in some stores and increases in others, further streamlining of some non-store functions and the closure of 11 stores in early 2018.

In 2017, the Company continued to execute on its real estate strategy through both monetization and redevelopment of certain assets:

•
Overall, the Company had asset sale gains of $544 million, totaling $411 million in cash proceeds, in 2017. These gains and proceeds include the sale of its store and parking facility in downtown Minneapolis, the sale of an additional two floors of the downtown Seattle Macy's store (four floors were sold in a similar transaction in fiscal 2015) and additional gains and proceeds from Macy's Brooklyn transaction executed in 2015. In addition, the gains recognized in 2017 include those related to the 2016 sale of the Company's Union Square Men's store in San Francisco.

•
In 2016, the Company finalized the formation of a strategic alliance with Brookfield Asset Management ("Brookfield"), a leading global alternative asset manager, to create increased value in its real estate portfolio. Under the alliance, Brookfield has an exclusive right for up to 24 months to create a "pre-development plan" for each of approximately 50 Macy’s real estate assets, with an option for Macy’s to continue to identify and add assets into the alliance. Currently, the Company expects approximately two-thirds of these real estate assets to have potential for redevelopment. In February 2018, the Company announced that it had agreed to allow Brookfield to redevelop nine of these assets once it has received the necessary approvals. Upon the completion of approval and entitlements, Macy’s will either sell its interests in the individual assets to Brookfield or contribute them into individual joint ventures. If sold, the cumulative value of the nine properties is estimated to be approximately $50 million plus a retained participation in the upside profits of the three largest assets.

•
In February 2018, the Company signed an agreement to sell the upper seven floors of its State Street store in Chicago to a private real estate fund sponsored by Brookfield. The Company expects to receive a total of $30 million upfront for the transaction, which includes a $3 million contribution towards redevelopment costs for migrating operations to the floors the Company will continue to own. In addition, the Company will receive a percentage of profit earned over and above a threshold internal rate of return.

In 2017, the Company opened new Macy’s stores in Murray, UT and Los Angeles, CA as well as a Bloomingdale’s store in Kuwait under a license agreement with Al Tayer Group, LLC. The Company expects to open two additional Bloomingdale's stores in San Jose, CA and Norwalk, CT in fiscal 2019.

Both Macy's off-price business, Macy's Backstage, and its clearance strategy, Last Act, have been successful in providing unique value opportunities to both existing and new Macy's customers. The Company has rolled out Last Act to all families of business and is currently focused on opening new Macy's Backstage stores within existing Macy's store locations. As of February 3, 2018, the Company has a total of 52 Macy's Backstage locations (7 freestanding and 45 inside Macy's stores).

The Company is focused on accelerating the growth of its luxury beauty products and spa retailer, bluemercury, by opening additional freestanding bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding bluemercury products and boutiques to Macy's stores. As of February 3, 2018, the Company is operating 157 bluemercury locations (137 freestanding and 20 inside Macy's stores).

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

2017 Overview
2017 saw the implementation of the Company's North Star strategy and included the roll-outs of different initiatives that had been tested by the Company on a smaller scale. 2017 ended with a strong fourth quarter and selected results of 2017 include:

•	Net sales, which include a 53rd week of operations, decreased 3.7% compared to 2016.

•	Comparable sales on an owned basis decreased 2.2% and comparable sales on an owned plus licensed basis decreased 1.9%.

•
Operating income for 2017 was $1,807 million or 7.3% of sales; while operating income, excluding restructuring, impairment, store closing and other costs and settlement charges, was $2,098 million or 8.4% of sales.

•
Federal, state, and local income tax benefit for 2017 was $29 million compared to expense of $341 million in 2016, due to U.S. federal tax reform which led to a non-cash tax benefit of $571 million associated with the remeasurement of the Company's deferred tax balances.

•	Net income attributable to Macy's, Inc. shareholders for 2017 was $1,547 million, an increase of $928 million from $619 million in 2016.

•
Diluted earnings per share attributable to Macy's, Inc. shareholders increased to $5.04 in 2017 compared to $1.99 in 2016. Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items, increased to $3.77 in 2017 from $3.11 in 2016.

•
Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, restructuring, impairment, store closing and other costs and settlement charges) as a percent to net sales was 12.4% in 2017, as compared to 11.4% in 2016.

•	Return on invested capital ("ROIC"), a key measure of operating productivity, was 20.8% for 2017.

•
The Company repurchased or repaid approximately $950 million of debt in 2017, consisting of $247 million of debt repurchased in the open market, $300 million of a debt maturity and $400 million of debt repurchased in a tender offer ("tender offer").

See pages 29 to 32 for reconciliations of the non-GAAP financial measures presented above to the most comparable U.S. generally accepted accounting principles ("GAAP") financial measures and other important information.

Results of Operations

	2017		2016		2015
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$24,837		$25,778		$27,079
Decrease in sales	(3.7)%		(4.8)%		(3.7)%
Decrease in comparable sales	(2.2)%		(3.5)%		(3.0)%
Cost of sales	(15,152)	(61.0)%	(15,621)	(60.6)%	(16,496)	(60.9)%
Gross margin	9,685	39.0%	10,157	39.4%	10,583	39.1%
Selling, general and administrative expenses	(8,131)	(32.8)%	(8,474)	(32.8)%	(8,468)	(31.3)%
Gains on sale of real estate	544	2.2%	209	0.8%	212	0.8%
Restructuring, impairment, store closing and other costs	(186)	(0.7)%	(479)	(1.9)%	(288)	(1.1)%
Settlement charges	(105)	(0.4)%	(98)	(0.4)%	—	—%
Operating income	1,807	7.3%	1,315	5.1%	2,039	7.5%
Interest expense - net	(310)		(363)		(361)
Net premiums on early retirement of debt	10		—		—
Income before income taxes	1,507		952		1,678
Federal, state and local income tax benefit (expense)	29		(341)		(608)
Net income	1,536		611		1,070
Net loss attributable to noncontrolling interest	11		8		2
Net income attributable to Macy's, Inc. shareholders	$1,547	6.2%	$619	2.4%	$1,072	4.0%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$5.04		$1.99		$3.22

Supplemental Non-GAAP Financial Measures
Decrease in comparable sales on an owned plus licensed basis	(1.9)%		(2.9)%		(2.5)%
Operating income, excluding certain items	$2,098	8.4%	$1,892	7.3%	$2,327	8.6%
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items	$3.77		$3.11		$3.77
Adjusted EBITDA as a percent to net sales	12.4%		11.4%		12.5%
ROIC	20.8%		18.5%		20.1%

See pages 29 to 32 for a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Store information (at year-end):
Stores operated	852		829		868
Square footage (in millions)	127.7		130.2		141.9

Comparison of 2017 and 2016
Net Sales
Net sales for 2017 include a 53rd week of operations and were $24,837 million, a decrease of $941 million, or 3.7%, from 2016. The decrease in comparable sales on an owned basis, which exclude the 53rd week of sales, for 2017 was 2.2% compared to 2016. The decrease in comparable sales on an owned plus licensed basis for 2017 was 1.9% compared to 2016. (See page 30 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). Although net sales were down compared to 2016, the Company experienced a strong fourth quarter in 2017 with comparable sales on an owned basis up 1.3% and up 1.4% on an owned plus licensed basis. Geographically, sales in 2017 were strongest in Florida, Eastern Texas, Louisiana, Hawaii, Oregon, Southern California and Arizona. Digital sales continued to be strong in 2017 and experienced double digit growth. By family of business, sales in 2017 were strongest in active apparel, fine jewelry, fragrances, dresses and men's tailored clothing. Sales in 2017 were less strong in handbags although the trend improved in the second half of the year. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded operations in 2017 and 2016.
Cost of Sales and Gross Margin
Cost of sales for 2017 decreased $469 million from 2016. The cost of sales rate as a percent to net sales of 61.0% was 40 basis points higher in 2017, as compared to 60.6% in 2016, primarily due to higher delivery expenses associated with the Company's omnichannel activities and free shipping promotions. Gross margin improved in the second half of 2017 as the Company benefited from its inventory management strategies.
SG&A Expenses
SG&A expenses for 2017 decreased $343 million from 2016 and the SG&A rate as a percent to net sales of 32.8% approximated the rate in 2016. The dollar decrease from 2016 was mainly due to store closings and the restructuring activities announced by the Company in 2016 and 2017, offset slightly by higher expenses associated with the continued investments in the Company's omnichannel operations, and investments in bluemercury and Macy's Backstage. The decrease was also driven by higher income from credit operations. Income from credit operations was $768 million in 2017 as compared to $736 million in 2016. Advertising expense, net of cooperative advertising allowances, was $1,108 million for 2017 compared to $1,153 million for 2016.
Gains on Sale of Real Estate
The Company recognized gains of $544 million in 2017 associated with sales of real estate, as compared to $209 million in 2016. 2017 included gains of $234 million related to the Macy's Union Square location, $71 million related to the Macy's Brooklyn transaction, $47 million related to the downtown Minneapolis properties and $40 million related to the downtown Seattle Macy's location. 2016 included $33 million of gains related to the Macy's Brooklyn transaction.
Restructuring, Impairment, Store Closing and Other Costs
Restructuring, impairment, store closing and other costs for 2017 includes costs and expenses primarily associated with the organizational changes and store closings announced in August 2017 and January 2018. In 2017, these costs included $120 million of severance and other human resource-related costs primarily associated with organization changes and store closings, $53 million of asset impairment charges and $13 million of other related costs and expenses. Restructuring, impairment, store closing and other costs for 2016 includes costs and expenses primarily associated with the organizational changes and store closings announced in August 2016 and January 2017. During 2016, these costs and expenses included asset impairment charges of $265 million, $168 million of severance and other human resource-related costs and $46 million of other related costs and expenses.
Settlement Charges
$105 million and $98 million of non-cash settlement charges were recognized in 2017 and 2016, respectively. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company’s defined benefit retirement plans and are the result of an increase in lump sum distributions associated with store closings, a voluntary separation program, organizational restructuring, and periodic distribution activity.
Net Interest Expense and Net Premiums on the Early Retirement of Debt
Net interest expense, excluding net premiums on the early retirement of debt, for 2017 decreased $53 million from 2016. This decrease was primarily driven by the early repayment of $647 million of debt and the maturity of $300 million of debt in 2017. This early repayment resulted in the recognition of a $10 million benefit related to the write-off of the premium associated with the debt repayments, net of the premium costs and other expenses incurred with the early repayment. This benefit is presented as a net premium on the early retirement of debt on the Consolidated Statements of Income.

Effective Tax Rate
The Company's effective tax rate was a benefit of 1.9% for 2017 and expense of 35.8% for 2016. 2017 differs from the federal income tax statutory rate of 33.7%, and on a comparative basis, principally due to 2017 U.S. federal tax reform that led to the recognition of a non-cash tax benefit of $571 million associated with the remeasurement of the Company's deferred tax balances. Further, 2017 included the recognition of approximately $15 million of net tax deficiencies associated with share-based payment awards due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. Historically, the Company had recognized such amounts as an offset to accumulated excess tax benefits previously recognized in additional paid-in capital.

Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2017 increased compared to 2016, driven by higher operating income due to higher asset sale gains, lower selling, general and administrative expenses, restructuring, impairment, store closing and other costs, partially offset by lower sales and gross margin. Coupled with lower net interest expense and a net income tax benefit resulted in net income attributable to Macy's Inc. shareholders increasing by $928 million in 2017 as compared to 2016.
Comparison of 2016 and 2015
Net Sales
Net sales for 2016 decreased $1,301 million or 4.8% compared to 2015. The decrease in comparable sales on an owned basis for 2016 was 3.5% compared to 2015. The decrease in comparable sales on an owned plus licensed basis for 2016 was 2.9% compared to 2015. (See page 30 for information regarding the Company's calculation of comparable sales, a reconciliation of the non-GAAP measure which takes into account sales of departments licensed to third parties to the most comparable GAAP measure and other important information). The Company experienced an overall weakness in sales, but geographically sales in 2016 were strongest in the Southwest, particularly southern California. Digital sales continued to be strong in 2016 and experienced double digit growth. By family of business, sales in 2016 were strongest in apparel, fine jewelry, shoes, intimate apparel and fragrances. Sales in 2016 were less strong in fashion jewelry, handbags, and fashion watches. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded operations in 2016 and 2015.
Cost of Sales and Gross Margin
Cost of sales for 2016 decreased $875 million from 2015. The cost of sales rate as a percent to net sales of 60.6% was 30 basis points lower in 2016, as compared to 60.9% in 2015, primarily due to fewer markdowns taken in 2016 as compared to 2015 and offset slightly by higher delivery expenses associated with the Company's omnichannel activities and free shipping promotions.
SG&A Expenses
SG&A expenses for 2016 increased $6 million from 2015, however the SG&A rate as a percent to net sales of 32.8% was 150 basis points higher in 2016, as compared to 2015. SG&A expenses in 2016 were impacted by lower income from credit operations and higher expenses associated with the continued investments in the Company's omnichannel operations, investments in bluemercury, Macy's Backstage and Macy's China Limited. These increases were partially offset by lower retirement expenses (including Pension Plan, SERP and defined contribution plan expenses), lower advertising expense, net of cooperative advertising allowances and the impact of the restructuring announced at the end of 2015. Income from credit operations was $736 million in 2016 as compared to $831 million in 2015. Retirement expenses were $44 million in 2016 as compared to $77 million in 2015. Advertising expense, net of cooperative advertising allowances, was $1,153 million for 2016 compared to $1,173 million for 2015. Advertising expense, net of cooperative advertising allowances, as a percent to net sales was 4.5% for 2016 and 4.3% for 2015.

Gains on Sale of Real Estate
Gains on sale of real estate decreased $3 million to $209 million in 2016 compared to $212 million in 2015. 2016 and 2015 included $33 million and $84 million, respectively, of gains related to the Macy's Brooklyn transaction. 2015 also included a $57 million gain related to the sale of a portion of the downtown Macy's Seattle location.
Restructuring, Impairment, Store Closing and Other Costs
Restructuring, impairment, store closing and other costs for 2016 includes costs and expenses primarily associated with the organizational changes and store closings announced in August 2016 and January 2017. During 2016, these costs and expenses included asset impairment charges of $265 million, $168 million of severance and other human resource-related costs and $46 million of other related costs and expenses. Restructuring, impairment, store closing and other costs for 2015 included costs and expenses primarily associated with organization changes and store closings announced in January 2016. During 2015, these costs and expenses included asset impairment charges of $148 million, $123 million of severance and other human resource-related costs and $17 million of other related costs and expenses.
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
Net Interest Expense
Net interest expense for 2016 decreased $2 million from 2015. Net interest expense for 2016 was impacted by lower capitalized interest associated with the Company's construction projects, offset slightly by lower rates on outstanding borrowings as compared to 2015.
Effective Tax Rate
The Company's effective tax rate of 35.8% for 2016 and 36.2% for 2015 differ from the federal income tax statutory rate of 35%, and on a comparative basis, principally because of the effect of state and local income taxes, including the settlement of various tax issues and tax examinations.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2016 decreased compared to 2015, reflecting lower sales and gross margin and higher selling, general and administrative expenses, restructuring, impairments, store closing costs and other costs, settlement charges and net interest expense, partially offset by lower income taxes in 2016 as compared to 2015.

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
Based on its assessment of current and anticipated market conditions and its recent performance and reflecting the adoption of new revenue recognition and pension accounting standards issued by the FASB, the Company's 2018 assumptions include the following:

•	Net sales estimated decline of approximately 0.5% to 2.0% from 2017 levels. Net sales in 2017 reflected a 53rd week of sales, whereas comparable sales below are on a 52-week basis.

•	Comparable sales on both an owned and owned plus licensed basis are estimated to be flat to up 1.0%.

•	Gross margin on retail sales is estimated to be flat to up slightly compared to 2017.

•	Credit income, reflecting changes from the new revenue recognition standard, estimated to be approximately $645 million to $665 million.

•	Selling, general and administrative expense dollars are expected to be approximately flat with 2017 or up slightly depending on sales.

•	Estimated asset sale gains of approximately $300 million to $325 million, including a successful sale of the Company's I. Magnin section of its Union Square store in San Francisco.

•	Estimated interest expense of approximately $255 million to $260 million.

•	Effective tax rate is expected to be 23.25%.

•	Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items, is expected to be $3.55 to $3.75.

•	Depreciation and amortization is expected to be approximately flat with 2017.

•	Capital expenditures are estimated at approximately $1,050 million.
The Company's forecasted capital expenditures are primarily related to investments in several merchandising initiatives, continued growth of Backstage and bluemercury locations, expansion of store pick up, and the store, digital and technological enhancements associated with the Company's Growth 50 initiative. This initiative includes the roll-out of various strategies incubated in 2017 to 50 Macy's stores of different sizes and geography.
In 2018, the Company expects excess cash to be used to invest in strategies and initiatives to help grow the business, continue to fund the Company's dividends and repay debt.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Operating Activities
Net cash provided by operating activities was $1,944 million in 2017 compared to $1,801 million in 2016. The increase was driven by a 53rd week of operations and lower selling, general and administrative expenses offset by higher tax payments as compared to 2016.
Investing Activities
Net cash used by investing activities for 2017 was $373 million, compared to net cash used by investing activities of $187 million for 2016. Investing activities for 2017 included purchases of property and equipment totaling $487 million and capitalized software of $273 million, compared to purchases of property and equipment totaling $596 million and capitalized software of $316 million for 2016.
Capital expenditures were lower by $152 million in 2017 as compared to 2016. This decrease was mainly driven by intentional delays in capital projects that are estimated to begin in 2018 and are included in the Company's aforementioned 2018 guidance.
In 2017, the Company continued to execute on its real estate strategy that includes creating value through monetization and, in some cases, redevelopment of real estate assets. Overall, property and equipment sales, primarily related to real estate, generated cash proceeds of $411 million in 2017 compared to $673 million in 2016.
During 2017, the Company opened two new Macy's stores and 36 new freestanding bluemercury stores. During 2016, the Company opened one new Macy's store, one new Bloomingdale's The Outlet store, one new freestanding Macy's Backstage store and 24 new freestanding bluemercury stores.
Financing Activities
Net cash used by the Company for financing activities was $1,413 million for 2017, including the repayment of $954 million of debt and the payment of $461 million of cash dividends, partially offset by the issuance of $6 million of Common Stock, primarily related to the exercise of stock options, and proceeds of $13 million received from Macy's China Limited's noncontrolling interest shareholder.

During December 2017, the Company completed a tender offer and purchased $400 million in aggregate principal amount of certain senior unsecured notes and debentures. The purchased senior unsecured notes and debentures included $147 million of 6.9% senior debentures due 2032, $108 million of 6.7% senior debentures due 2034, $96 million of 6.375% senior notes due 2037, $43 million of 8.75% senior debentures due 2029, and $6 million of 7.875% senior debentures due 2030. The total cash cost for the tender offer was $423 million. The Company recognized $11 million of income related to the recognition of the unamortized debt premium partially offset by the redemption premium and other costs associated with this debt as net premiums on early retirement of debt on the Consolidated Statements of Income during 2017.

In July 2017 the Company paid $300 million of debt at maturity. During the first and second quarters of 2017, the Company repurchased $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cash cost of $257 million, including expenses related to the transactions. Such repurchases resulted in the recognition of expense of $1 million during 2017 presented as net premiums on early retirement of debt on the Consolidated Statements of Income.

Net cash used by the Company for financing activities was $1,426 million for 2016 and included the acquisition of the Company's Common Stock under its share repurchase program at a cost of $316 million, the repayment of $751 million of debt and the payment of $459 million of cash dividends, partially offset by an increase in outstanding checks of $61 million and the issuance of $36 million of Common Stock, primarily related to the exercise of stock options.

During August 2016, the Company redeemed at par the principal amount of $108 million of 7.875% senior debentures due 2036, pursuant to the terms of the debentures. Interest expense in 2016 benefited from the recognition of unamortized debt premium associated with this debt. During October 2016, the Company repaid $59 million of 7.45% senior debentures at maturity. During December 2016, the Company repaid $577 million of 5.9% senior notes at maturity.

The Company entered into a new credit agreement with certain financial institutions as of May 6, 2016 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 6, 2021 and replaced the prior agreement which was set to expire May 10, 2018.

As of February 3, 2018, and January 28, 2017, there were no revolving credit loans outstanding under this credit agreement, and there were no borrowings under the agreement during 2017 and 2016. In addition, there were no standby letters of credit outstanding at February 3, 2018 and January 28, 2017. Revolving loans under the credit agreement bear interest based on various published rates.

The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement with certain financial institutions. Over the past two fiscal years, the amount of borrowings under the commercial paper program increased to its highest level for 2016 of approximately $388 million during the fourth quarter of 2016. There were no borrowings under the program during 2017. As of February 3, 2018 and January 28, 2017, there were no remaining borrowings outstanding under the commercial paper program.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for 2017 was 8.94 and its leverage ratio at February 3, 2018 was 2.04, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $300 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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
At February 3, 2018, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $4,019 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.
During 2016, the Company repurchased approximately 7.9 million shares of its Common Stock for a total of approximately $316 million. As of February 3, 2018, the Company had $1,716 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On February 23, 2018, the Company's board of directors declared a quarterly dividend of 37.75 cents per share on its Common Stock, payable April 2, 2018, to shareholders of record at the close of business on March 15, 2018.

Contractual Obligations and Commitments
At February 3, 2018, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$21	$21	$—	$—	$—
Long-term debt	5,806	—	581	553	4,672
Interest on debt	3,114	286	566	500	1,762
Capital lease obligations	49	3	6	6	34
Operating leases	3,546	327	586	494	2,139
Letters of credit	28	28	—	—	—
Other obligations	4,525	2,476	1,026	230	793
	$17,089	$3,141	$2,765	$1,783	$9,400
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
The Company has not included in the contractual obligations table $125 million of long-term liabilities for unrecognized tax benefits for various tax positions taken. The table also excludes federal, state and local interest and penalties related to unrecognized tax benefits of $27 million included in other liabilities and $24 million included in current income taxes. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities. The Company has included in the contractual obligations table $11 million of liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year.
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

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude period-to-period from diluted earnings per share attributable to Macy's, Inc. shareholders, operating income, EBIT (earnings before interest and taxes) and EBITDA as percentages to sales provides useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBIT, EBITDA, Adjusted EBIT and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. In addition, management believes that ROIC is a useful supplemental measure in evaluating how efficiently the Company employs its capital. The Company uses some of these non-GAAP financial measures as performance measures for components of executive compensation.
The reconciliation of the forward-looking non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis to GAAP comparable sales (i.e., on an owned basis) is in the same manner as illustrated below, where the impact of growth in comparable sales of departments licensed to third parties is the only reconciling item. In addition, the Company does not provide the most directly comparable forward-looking GAAP measure of diluted earnings per share attributable to Macy’s, Inc. shareholders excluding certain items because the timing and amount of excluded items are unreasonably difficult to fully and accurately estimate.
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

	14 weeks ended February 3, 2018	2017	2016	2015	2014	2013
Increase (decrease) in comparable sales on an owned basis (note 1)	1.3%	(2.2)%	(3.5)%	(3.0)%	0.7%	1.9%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.1%	0.3%	0.6%	0.5%	0.7%	0.9%
Increase (decrease) in comparable sales on an owned plus licensed basis	1.4%	(1.9)%	(2.9)%	(2.5)%	1.4%	2.8%
Notes:

(1)
Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year and all online sales, adjusting for the 53rd week in 2017, excluding commissions from departments licensed to third parties. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.

(2)
Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales, adjusting for the 53rd week in 2017, in the calculation of comparable sales. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The amounts of commissions earned on sales of departments licensed to third parties are not material to its net sales for the periods presented.

Operating Income, Excluding Certain Items, as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure operating income, excluding certain items, as a percent to net sales to GAAP operating income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2017	2016	2015	2014	2013
	(millions, except percentages)
Net sales	$24,837	$25,778	$27,079	$28,105	$27,931

Operating income	$1,807	$1,315	$2,039	$2,800	$2,678

Operating income as a percent to net sales	7.3%	5.1%	7.5%	10.0%	9.6%

Operating income	$1,807	$1,315	$2,039	$2,800	$2,678
Add back restructuring, impairment, store closing and other costs	186	479	288	87	88
Add back settlement charges	105	98	—	—	—
Operating income, excluding certain items	$2,098	$1,892	$2,327	$2,887	$2,766
Operating income, excluding certain items, as a percent to net sales	8.4%	7.3%	8.6%	10.3%	9.9%

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

	2017	2016	2015	2014	2013
Diluted earnings per share attributable to Macy's, Inc. shareholders	$5.04	$1.99	$3.22	$4.22	$3.86
Add back the pre-tax impact of restructuring, impairment, store closing and other costs	0.61	1.54	0.86	0.24	0.23
Add back the pre-tax impact of settlement charges	0.34	0.31	—	—	—
Add back (deduct) the pre-tax impact of net premiums on the early retirement of debt	(0.03)	—	—	0.05	—
Deduct the income tax impact of certain items identified above	(0.33)	(0.73)	(0.31)	(0.11)	(0.09)
Deduct the deferred tax effects of federal tax reform	(1.86)	—	—	—	—
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items	$3.77	$3.11	$3.77	$4.40	$4.00
Adjusted EBIT and EBITDA as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure earnings before interest and taxes ("EBIT") and earnings before interest, taxes, and depreciation and amortization ("EBITDA"), as adjusted to exclude certain items ("Adjusted EBIT and Adjusted EBITDA"), as a percent to net sales to GAAP net income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2017	2016	2015	2014	2013
	(millions, except percentages)
Net sales	$24,837	$25,778	$27,079	$28,105	$27,931

Net income	$1,536	$611	$1,070	$1,526	$1,486

Net income as a percent to net sales	6.2%	2.4%	4.0%	5.4%	5.3%

Net income	$1,536	$611	$1,070	$1,526	$1,486
Add back restructuring, impairment, store closing and other costs	186	479	288	87	88
Add back settlement charges	105	98	—	—	—
Add back interest expense - net	310	363	361	393	388
Add back (deduct) net premiums on the early retirement of debt	(10)	—	—	17	—
Add back (deduct) federal, state and local income tax expense (benefit)	(29)	341	608	864	804
Adjusted EBIT	$2,098	$1,892	$2,327	$2,887	$2,766
Adjusted EBIT as a percent to net sales	8.4%	7.3%	8.6%	10.3%	9.9%

Add back depreciation and amortization	991	1,058	1,061	1,036	1,020
Adjusted EBITDA	$3,089	$2,950	$3,388	$3,923	$3,786
Adjusted EBITDA as a percent to net sales	12.4%	11.4%	12.5%	14.0%	13.6%

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

	2017	2016	2015	2014	2013
	(millions, except percentages)
Operating income	$1,807	$1,315	$2,039	$2,800	$2,678

Property and equipment - net	$6,845	$7,317	$7,708	$7,865	$8,063

Operating income as a percent to property and equipment - net	26.4%	18.0%	26.5%	35.6%	33.2%

Operating income	$1,807	$1,315	$2,039	$2,800	$2,678
Add back restructuring, impairment, store closing and other costs	186	479	288	87	88
Add back settlement charges	105	98	—	—	—
Add back depreciation and amortization	991	1,058	1,061	1,036	1,020
Add back rent expense, net
Real estate	325	319	301	279	268
Personal property	10	11	12	12	11
Deferred rent amortization	14	9	8	7	8
Adjusted operating income	$3,438	$3,289	$3,709	$4,221	$4,073

Property and equipment - net	$6,845	$7,317	$7,708	$7,865	$8,063
Add back accumulated depreciation and amortization	4,733	5,088	5,457	5,830	6,007
Add capitalized value of non-capitalized leases	2,792	2,712	2,568	2,384	2,296
Add (deduct) other selected assets and liabilities:
Receivables	327	402	338	336	339
Merchandise inventories	5,712	6,012	6,226	6,155	6,065
Prepaid expenses and other current assets	422	456	453	443	398
Other assets	830	881	775	784	659
Merchandise accounts payable	(2,115)	(2,173)	(2,366)	(2,472)	(2,520)
Accounts payable and accrued liabilities	(3,027)	(2,924)	(2,677)	(2,511)	(2,328)
Total average invested capital	$16,519	$17,771	$18,482	$18,814	$18,979

ROIC	20.8%	18.5%	20.1%	22.4%	21.5%

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
Uncertain tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Uncertain tax positions meeting the more-likely-than-not recognition threshold are then measured to determine the amount of benefit eligible for recognition in the financial statements. Each uncertain tax position is measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Uncertain tax positions are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions. Resolution of these matters could have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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

Pension and Supplementary Retirement Plans
The Company has a funded defined benefit pension plan (the “Pension Plan”) and an unfunded defined benefit supplementary retirement plan (the “SERP”). The Company accounts for these plans in accordance with ASC Topic 715, Compensation - Retirement Benefits. Under ASC Topic 715, an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. Additionally, pension expense is generally recognized on an accrual basis over the average remaining lifetime of participants. The pension expense calculation is generally independent of funding decisions or requirements.
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2017 and 2016. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2018. Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company's Pension Plan cash requirements in both the near term and also over the longer term.
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
The Company's assumed annual long-term rate of return for the Pension Plan's assets was 7.00% for 2017, 2016 and 2015 based on expected future returns on the portfolio of assets. For 2018, the Company is lowering the assumed annual long-term rate of return to 6.75% based on expected future returns of the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2018 pension expense by approximately $8 million.
The Company discounted its future pension obligations using a weighted-average rate of 3.74% at February 3, 2018 and 4.00% at January 28, 2017 for the Pension Plan and 3.78% at February 3, 2018 and 4.07% at January 28, 2017 for the SERP. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, the pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at February 3, 2018 by approximately $92 million and would decrease estimated 2018 pension expense by approximately $3 million. Increasing the discount rates by 0.25% would decrease the projected benefit obligations at February 3, 2018 by approximately $85 million and would increase estimated 2018 pension expense by approximately $3 million.
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

New Pronouncements
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which establishes principles to report useful information to financial statements users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise ASC Topic 606, Revenue from Contracts with Customers, and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The new standard and its related updates were effective for the Company on February 4, 2018. On the effective date, the Company will apply the new guidance retrospectively to each prior reporting period presented.
Overall, the new standard will not have a material impact to the results of the Company's operations or consolidated statements of financial position, but will change the presentation and timing of certain revenue transactions. The Company currently estimates the impacts to its consolidated financial statements to include gross presentation of its estimates for future sales returns and related recoverable assets, presenting income from credit operations, gift card breakage income and Thanks For Sharing loyalty program income as separate components of revenue and recognizing gift card breakage revenue over the period of redemption for gift cards associated with certain returns. In addition, on a quarterly basis, the timing of recognizing revenue for the Company's Thanks For Sharing loyalty program will change as compared to historical recognition. The Company's evaluation of the new standards included a review of certain vendor arrangements to determine whether the Company acts as principal or agent in such arrangements. The Company does not expect material changes in gross versus net presentation as a result of the adoption of the new standard.
The following tables reflect the preliminary and unaudited expected impacts to reported 2017 and 2016 results, respectively, for the impact of the adoption of the new standard on our consolidated financial statements.

	2017 (Unaudited)
	As Reported	New Revenue Standard Adjustments	As Adjusted
Consolidated Statement of Income:	(dollars in millions, except per share figures)
Net sales	$24,837	$104	$24,941
Credit card revenues, net	—	702	702
Cost of sales	(15,152)	(30)	(15,182)
Selling, general and administrative expenses	(8,131)	(766)	(8,897)
Federal, state and local income tax benefit	29	(2)	27
Net income attributable to Macy's, Inc. shareholders	1,547	8	1,555
Diluted earnings per share attributable to Macy's, Inc. shareholders	5.04	0.02	5.06

	2016 (Unaudited)
	As Reported	New Revenue Standard Adjustments	As Adjusted
Consolidated Statement of Income:	(dollars in millions, except per share figures)
Net sales	$25,778	$132	$25,910
Credit card revenues, net	—	656	656
Cost of sales	(15,621)	(46)	(15,667)
Selling, general and administrative expenses	(8,474)	(728)	(9,202)
Federal, state and local income tax expense	(341)	(5)	(346)
Net income attributable to Macy's, Inc. shareholders	619	9	628
Diluted earnings per share attributable to Macy's, Inc. shareholders	1.99	0.03	2.02

		2017 (Unaudited)
		As Reported	New Revenue Standard Adjustments	As Adjusted
Consolidated Balance Sheet:		(dollars in millions)
Prepaid expenses and other current assets	448	$448	$201	$649
Accounts payable and accrued liabilities	3,167	3,167	102	3,269
Deferred income taxes	1,122	1,122	25	1,147
Total Shareholders' equity	5,661	5,661	74	5,735

		2016 (Unaudited)
		As Reported	New Revenue Standard Adjustments	As Adjusted
Consolidated Balance Sheet:		(dollars in millions)
Prepaid expenses and other current assets	448	$408	$232	$640
Accounts payable and accrued liabilities	3,167	3,563	143	3,706
Deferred income taxes	1,122	1,443	35	1,478
Total Shareholders' equity	5,661	4,322	54	4,376
Adoption of ASC Topic 606 is not expected to impact cash from or used in operating, financing, or investing on our consolidated statements of cash flows.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The new standard is effective for the Company on February 3, 2019. Currently, the new standard is to be adopted utilizing a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. However, the FASB has proposed another transition method, in addition to the existing requirements, to transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is awaiting finalization of the alternatives for transitioning to the new standard before deciding upon a method of adoption.
The Company expects that the new lease standard will have a material impact on the Company's consolidated financial statements. While the Company is continuing to assess the effects of adoption, the Company currently believes the most significant changes relate to the recognition of new ROU assets and lease liabilities on the consolidated balance sheets for real property and personal property operating leases as well as changes to the timing of recognition of certain real estate asset sale gains in the consolidated statements of income due to application of the new sale-leaseback guidance and ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of NonFinancial Assets (Subtopic 610-20). The Company expects that substantially all of its operating lease commitments disclosed in Note 4, "Properties and Leases", to the consolidated financial statements will be subject to the new guidance and will be recognized as operating lease liabilities and ROU assets upon adoption. A significant change in leasing activity between the date of this report and adoption is not expected.
Retirement Plans
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (ASC Topic 715), which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. For 2017 and 2016, $57 million and $55 million, respectively, of net retirement plan income, excluding service cost, and settlement charges of $105 million and $98 million, respectively, will be reclassified to separate financial statement captions below operating income. This standard was effective for the Company on February 4, 2018.
Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (ASC Topic 350), which eliminates the second step in the two-step goodwill impairment test. Previously the second step required the computation of the implied fair value of goodwill by determining the fair value of its assets and liabilities (including unrecognized assets and liabilities). Under the new standard, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary for its annual, or interim, goodwill impairment test. If the quantitative impairment test is deemed necessary, the Company should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit to its carrying value and recognize an impairment charge for the amount by which the carrying value exceeds the fair value. This standard is effective for the Company on a prospective basis beginning on February 2, 2020. The Company elected to early adopt this new standard in the fourth quarter of 2017. The adoption of this new standard did not have an impact on the Company's consolidated financial position, results of operations or cash flows.
Statement of Cash Flows
In 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC Topic 230): Restricted Cash, and ASU No. 2016-15, Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments. These standards were issued to resolve numerous diversities in practice with regards to the presentation and classification of certain cash receipts and payments in the statement of cash flows. The standards were effective for the Company on February 4, 2018, and will be applied using a retrospective transition method to each period presented. The standards will change the Company's classification of cash payments for debt prepayment and extinguishment costs from an operating outflow to a financing outflow. Additionally, the standards will result in the Company including its restricted cash balances with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on its statements of cash flows to explain the change in restricted cash during the respective periods. The Company does not anticipate the adoption of this standard will have a material impact on the Company's consolidated statement of cash flows.
The Company does not anticipate that the adoption of any other recent accounting pronouncements will have a material impact on the Company's consolidated financial position, results of operations or cash flows.
Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for stranded tax effects in accumulated other comprehensive income resulting from H.R. 1, originally known as the “Tax Cuts and Jobs Act,” to be reclassified to retained earnings. The new standard is effective for the Company on February 3, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard and does not expect the new standard to have a material impact on the Company’s financial position or results of operations.

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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6 to the consolidated financial statements. All of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At February 3, 2018, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at February 3, 2018, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
a. Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of February 3, 2018, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of February 3, 2018 the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of February 3, 2018, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of February 3, 2018 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.
c. Changes in Internal Control over Financial Reporting
From time to time major organizational restructuring and realignment occurs for which the Company reviews its internal control over financial reporting. As a result of this review, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item for executive officers is set forth under “Item 1. Business - Executive Officers of the Registrant” in this report. The other information called for by this item is set forth under “Item 1. Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with the 2018 Annual Meeting of Shareholders (the “Proxy Statement”), and incorporated herein by reference.
The Company’s Code of Conduct is in compliance with the applicable rules of the SEC that apply to the principal executive officer, principal financial officer and principal accounting officer or comptroller, or persons performing similar functions.  A copy of the Code of Conduct is available, free of charge, through the Company’s website at http://www.macysinc.com. We intend to satisfy any disclosure requirement under Item 5 of Form 8-K regarding an amendment to or waiver from, a provision of the Code of Conduct by posting such information to the Company’s website at the address and location specified above.

Set forth below are the names, ages and principal occupations of the Company's non-employee directors as of March 23, 2018.

Name	Age	Director Since	Principal Occupation
Francis S. Blake	68	2015	Former Chairman and Chief Executive Officer of The Home Depot, Inc.
John A. Bryant	52	2015	Former Chairman and Chief Executive Officer of Kellogg Company.
Deirdre P. Connelly	57	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline, a global pharmaceutical company.
Leslie D. Hale	45	2015	Chief Operating Officer since 2016, Chief Financial Officer since 2007 and Executive Vice President since 2013 of RLJ Lodging Trust, a publicly-traded lodging real estate investment trust.
William H. Lenehan	41	2016	President and Chief Executive Officer of Four Corners Property Trust, Inc., a real estate investment trust, since August 2015.
Sara Levinson	67	1997	Co-Founder and Director of Katapult, a digital entertainment company making products for today's creative generation, since April 2013.
Joyce M. Roché	71	2006	Former President and Chief Executive Officer of Girls Incorporated, a national non-profit research, education and advocacy organization.
Paul C. Varga	54	2012	Chairman of Brown-Forman Corporation, a spirits and wine company, since August 2007 and Chief Executive Officer since 2005.
Marna C. Whittington	70	1993	Former Chief Executive Officer of Allianz Global Investors Capital, a diversified global investment firm.

Item 11.	Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2017,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and "Further Information Concerning the Board of Directors-Risk Oversight" in the Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information called for by this item is set forth under “Stock Ownership – Certain Beneficial Owners,” “Stock Ownership - Securities Authorized for Issuance Under Equity Compensation Plans,” and “Stock Ownership – Stock Ownership of Directors and Executive Officers” in the Proxy Statement and incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information called for by this item is set forth under “Further Information Concerning the Board of Directors – Director Independence” and “Policy on Related Person Transactions” in the Proxy Statement and incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information called for by this item is set forth under “Item 2. Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and incorporated herein by reference.

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
4.4.1
Ninth Supplemental Indenture to the 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee
Exhibit 3 to the Company's Current Report on Form 8-K filed on July 15, 1997

4.4.2
Tenth Supplemental Indenture to the 1994 Indenture, dated as of August 30, 2005, among the Company, Macy's Retail and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee
Exhibit 10.14 to the August 30, 2005 Form 8-K

4.4.3	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1994 Indenture	Exhibit 10.16 to the August 30, 2005 Form 8-K

4.5	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (the “1997 Indenture”)	Exhibit 4.4 to the Company's Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed on September 11, 1997

4.5.1	First Supplemental Indenture to the 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company's Current Report on Form 8-K filed on February 6, 1998

4.5.2	Third Supplemental Indenture to the 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-76795) filed on April 22, 1999

4.5.3	Seventh Supplemental Indenture to the 1997 Indenture, dated as of August 30, 2005 among the Company, Macy's Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to the August 30, 2005 Form 8-K

4.5.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to the 1997 Indenture	Exhibit 10.17 to the August 30, 2005 Form 8-K

4.6
Indenture, dated as of June 17, 1996, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (the “1996 Indenture”)
Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed on June 18, 1996 by May Delaware

4.6.1	First Supplemental Indenture to the 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee	Exhibit 10.9 to the August 30, 2005 Form 8-K

4.7	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee (the “2004 Indenture”)	Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-00079) filed on July 21, 2004 by May Delaware

4.7.1	First Supplemental Indenture to the 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy's Retail and BNY Mellon, as Trustee	Exhibit 10.10 to the August 30, 2005 Form 8-K

4.8	Indenture, dated as of November 2, 2006, by and among Macy's Retail, the Company and U.S. Bank National Association, as Trustee (the “2006 Indenture”)	Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed on November 2, 2006

Exhibit Number	Description	Document if Incorporated by Reference
4.8.1	Third Supplemental Indenture to the 2006 Indenture, dated March 12, 2007, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 12, 2007

4.8.2	Sixth Supplemental Indenture to the 2006 Indenture, dated December 10, 2015, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 10, 2015

4.9	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee (the "2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 13, 2012 (the “January 13, 2012 Form 8-K”)

4.9.1	First Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the January 13, 2012 Form 8-K

4.9.2	Second Supplemental Trust Indenture to the 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the January 13, 2012 Form 8-K

4.9.3	Third Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 20, 2012 (the “November 20, 2012 Form 8-K”)

4.9.4	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the November 20, 2012 Form 8-K

4.9.5	Fifth Supplemental Trust Indenture, dated as of September 6, 2013, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 6, 2013

4.9.6	Sixth Supplemental Trust Indenture, dated as of May 23, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 23, 2014

4.9.7	Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 18, 2014

10.1
Credit Agreement, dated as of May 6, 2016, among the Company, Macy's Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent
Exhibit 10.01 to the Company's Current Report on Form 8-K filed on May 11, 2016 (the “May 11, 2016 Form 8-K”)

10.2	Guarantee Agreement, dated as of May 6, 2016, among the Company, Macy's Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.02 to the May 11, 2016 Form 8-K

10.3	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (the “2014 Form 10-K”)

Exhibit Number	Description	Document if Incorporated by Reference
10.4+
Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. (“MCCS”), Macy's West Stores, Inc., Bloomingdales, Inc., Department Stores National Bank ("DSNB") and Citibank, N.A.
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 8, 2014

10.5	1995 Executive Equity Incentive Plan, as amended and restated as of June 1, 2007 (the “1995 Plan”) *	Exhibit 10.11 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”)

10.6	Senior Executive Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated March 31, 2017

10.7	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the 2008 Form 10-K

10.8	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed on November 27, 1991

10.9	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (the “2013 Form 10-K”)

10.9.1	Senior Executive Severance Plan effective as of April 1, 2018 *

10.10	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees) *	Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 29, 2005

10.10.1	Form of Non-Qualified Stock Option Agreement for the 1995 Plan (for Executives and Key Employees), as amended *	Exhibit 10.33.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2006

10.10.2	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-00079) filed on March 23, 2005 by May Delaware (the “March 23, 2005 Form 8-K”)

10.10.3	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 (the "2012 Form 10-K")

10.10.4	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to the 2014 Form 10-K

10.10.5	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees), as amended *

10.11	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to the March 23, 2005 Form 8-K

10.11.1	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 25, 2010

10.12	2016-2018 Performance-Based Restricted Stock Unit Terms and Conditions *	Exhibit 10.13.2 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2016 (the "2015 Form 10-K")

10.12.1	2017-2019 Performance-Based Restricted Stock Unit Terms and Conditions *	Exhibit 10.13.2 to the Company's Quarterly Report on Form 10-Q filed August 25, 2017

Exhibit Number	Description	Document if Incorporated by Reference

10.12.2	2018-2020 Performance-Based Restricted Stock Unit Terms and Conditions *

10.13	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.19 to the 2012 Form 10-K

10.13.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to the 2014 Form 10-K

10.13.2	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (with dividend equivalents) *

10.13.3	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, as amended *

10.14	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the 2008 Form 10-K

10.14.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.14.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to the 2012 Form 10-K

10.14.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to the 2013 Form 10-K

10.15	Executive Deferred Compensation Plan *	Exhibit 10.30 to the 2008 Form 10-K

10.15.1	First Amendment to Executive Deferred Compensation Plan effective December 19, 2013 *	Exhibit 10.21.1 to the 2013 Form 10-K

10.16	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to the 2013 Form 10-K

10.16.1	First Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to the 2014 Form 10-K

10.16.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to the 2014 Form 10-K

10.16.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to the 2014 Form 10-K

10.16.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*	Exhibit 10.17.4 to the 2015 Form 10-K

10.16.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire*	Exhibit 10.17.5 to the 2015 Form 10-K

10.17	Director Deferred Compensation Plan *	Exhibit 10.33 to the 2008 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.18	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 2, 2014

10.19	Macy's, Inc. Deferred Compensation Plan *	Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-192917) filed on December 18, 2013

10.19.1	First Amendment to Deferred Compensation Plan regarding special rules of eligibility for newly eligible participants, effective April 1, 2014 *	Exhibit 10.24.1 to the 2014 Form 10-K

10.19.2	Second Amendment to Deferred Compensation Plan regarding payment rules for plan years that begin on or after January 1, 2015, effective January 1, 2014 *	Exhibit 10.24.2 to the 2014 Form 10-K

10.19.3	Third Amendment to Deferred Compensation Plan regarding a lump sum distribution from account if its balance does not exceed a certain amount, effective July 1, 2015*	Exhibit 10.20.3 to the 2015 Form 10-K

10.20	Change in Control Plan, effective November 1, 2009, as revised and restated effective April 1, 2018 *

10.21	Amended and Restated Time Sharing Agreement between Macy's, Inc. and Terry J. Lundgren, dated August 21, 2014 *	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 8, 2014

10.21.1	Time Sharing Agreement between Macy's, Inc. and Jeff Gennette, dated June 14, 2017 *

10.22	General Release with Addendum between Macy's, Inc. and Peter R. Sachse *	Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2017 (the "2016 Form 10-K")

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2018, filed on April 4, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.

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
Elisa D. Garcia Chief Legal Officer and Secretary
Date: April 4, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 4, 2018.

*	*	*
Jeff Gennette	Karen M. Hoguet	Felicia Williams

Chief Executive Officer (principal executive officer), Chairman of the Board and Director	Chief Financial Officer (principal financial officer)	Executive Vice President, Controller and Enterprise Risk Officer (principal accounting officer)

*	*	*
Francis S. Blake	John A. Bryant	Deirdre P. Connelly

Director	Director	Director

*	*	*
Leslie D. Hale	William H. Lenehan	Sara Levinson

Director	Director	Director

*	*	*
Joyce M. Roché	Paul C. Varga	Marna C. Whittington

Director	Director	Director

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

Jeff Gennette
Chairman of the Board and Chief Executive Officer
Karen M. Hoguet
Chief Financial Officer
Felicia Williams
Executive Vice President, Controller and Enterprise Risk Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Macy’s, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries (the Company) as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended February 3, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A(b), “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG
We have served as the Company’s auditor since 1988.
Cincinnati, Ohio
April 4, 2018

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2017	2016	2015
Net sales	$24,837	$25,778	$27,079
Cost of sales	(15,152)	(15,621)	(16,496)
Gross margin	9,685	10,157	10,583
Selling, general and administrative expenses	(8,131)	(8,474)	(8,468)
Gains on sale of real estate	544	209	212
Restructuring, impairment, store closing and other costs	(186)	(479)	(288)
Settlement charges	(105)	(98)	—
Operating income	1,807	1,315	2,039
Interest expense	(321)	(367)	(363)
Net premiums on early retirement of debt	10	—	—
Interest income	11	4	2
Income before income taxes	1,507	952	1,678
Federal, state and local income tax benefit (expense)	29	(341)	(608)
Net income	1,536	611	1,070
Net loss attributable to noncontrolling interest	11	8	2
Net income attributable to Macy's, Inc. shareholders	$1,547	$619	$1,072
Basic earnings per share attributable to Macy's, Inc. shareholders	$5.07	$2.01	$3.26
Diluted earnings per share attributable to Macy's, Inc. shareholders	$5.04	$1.99	$3.22

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	2017	2016	2015
Net income	$1,536	$611	$1,070
Other comprehensive income, net of taxes:
Net actuarial gain and prior service credit on post employment and postretirement benefit plans, net of tax effect of $37 million and $42 million	82	65	—
Reclassifications to net income:
Net actuarial loss and prior service cost on post employment and postretirement benefit plans, net of tax effect of $13 million, $14 million and $19 million	22	22	29
Settlement charges, net of tax effect of $37 million and $38 million	68	60	—
Total other comprehensive income	172	147	29
Comprehensive income	1,708	758	1,099
Comprehensive loss attributable to noncontrolling interest	11	8	2
Comprehensive income attributable to Macy's, Inc. shareholders	$1,719	$766	$1,101

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	February 3, 2018	January 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,455	$1,297
Receivables	363	522
Merchandise inventories	5,178	5,399
Prepaid expenses and other current assets	448	408
Total Current Assets	7,444	7,626
Property and Equipment – net	6,672	7,017
Goodwill	3,897	3,897
Other Intangible Assets – net	488	498
Other Assets	880	813
Total Assets	$19,381	$19,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$22	$309
Merchandise accounts payable	1,590	1,423
Accounts payable and accrued liabilities	3,167	3,563
Income taxes	296	352
Total Current Liabilities	5,075	5,647
Long-Term Debt	5,861	6,562
Deferred Income Taxes	1,122	1,443
Other Liabilities	1,662	1,877
Shareholders’ Equity:
Common stock (304.8 and 304.1 shares outstanding)	3	3
Additional paid-in capital	676	617
Accumulated equity	7,174	6,088
Treasury stock	(1,456)	(1,489)
Accumulated other comprehensive loss	(724)	(896)
Total Macy's, Inc. Shareholders’ Equity	5,673	4,323
Noncontrolling interest	(12)	(1)
Total Shareholders' Equity	5,661	4,322
Total Liabilities and Shareholders’ Equity	$19,381	$19,851

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Macy's, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at January 31, 2015	$4	$1,048	$7,340	$(1,942)	$(1,072)	$5,378	$—	$5,378
Net income (loss)			1,072			1,072	(2)	1,070
Other comprehensive income					29	29		29
Common stock dividends ($1.3925 per share)			(456)			(456)		(456)
Stock repurchases				(2,001)		(2,001)		(2,001)
Stock-based compensation expense		64				64		64
Stock issued under stock plans		(64)		226		162		162
Retirement of common stock	(1)	(427)	(1,622)	2,050		—		—
Deferred compensation plan distributions				2		2		2
Macy's China Limited						—	5	5
Balance at January 30, 2016	3	621	6,334	(1,665)	(1,043)	4,250	3	4,253
Net income (loss)			619			619	(8)	611
Other comprehensive income					147	147		147
Common stock dividends ($1.4925 per share)			(459)			(459)		(459)
Stock repurchases				(316)		(316)		(316)
Stock-based compensation expense		60				60		60
Stock issued under stock plans		(64)		81		17		17
Retirement of common stock			(406)	406		—		—
Deferred compensation plan distributions				5		5		5
Macy's China Limited						—	4	4
Balance at January 28, 2017	3	617	6,088	(1,489)	(896)	4,323	(1)	4,322
Net income (loss)			1,547			1,547	(11)	1,536
Other comprehensive income					172	172		172
Common stock dividends ($1.51 per share)			(461)			(461)		(461)
Stock repurchases				(1)		(1)		(1)
Stock-based compensation expense		58				58		58
Stock issued under stock plans		(24)		27		3		3
Deferred compensation plan distributions				7		7		7
Other		25				25		25
Balance at February 3, 2018	$3	$676	$7,174	$(1,456)	$(724)	$5,673	$(12)	$5,661
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2017	2016	2015
Cash flows from operating activities:
Net income	$1,536	$611	$1,070
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring, impairment, store closing and other costs	186	479	288
Settlement charges	105	98	—
Depreciation and amortization	991	1,058	1,061
Stock-based compensation expense	58	61	65
Gains on sale of real estate	(544)	(209)	(212)
Amortization of financing costs and premium on acquired debt	(45)	(14)	(14)
Changes in assets and liabilities:
(Increase) decrease in receivables	120	(1)	(45)
(Increase) decrease in merchandise inventories	221	107	(60)
Increase in prepaid expenses and other current assets	(14)	(8)	—
Increase (decrease) in merchandise accounts payable	162	(132)	(78)
Increase (decrease) in accounts payable, accrued liabilities and other items not separately identified	(179)	(127)	116
Increase (decrease) in current income taxes	(114)	125	(69)
Decrease in deferred income taxes	(412)	(139)	(1)
Change in other assets and liabilities not separately identified	(127)	(108)	(137)
Net cash provided by operating activities	1,944	1,801	1,984
Cash flows from investing activities:
Purchase of property and equipment	(487)	(596)	(777)
Capitalized software	(273)	(316)	(336)
Acquisition of Bluemercury, Inc., net of cash acquired	—	—	(212)
Disposition of property and equipment	411	673	204
Other, net	(24)	52	29
Net cash used by investing activities	(373)	(187)	(1,092)
Cash flows from financing activities:
Debt repaid	(954)	(751)	(152)
Dividends paid	(461)	(459)	(456)
Debt issued	—	—	499
Increase (decrease) in outstanding checks	(15)	61	(83)
Acquisition of treasury stock	(1)	(316)	(2,001)
Issuance of common stock	6	36	163
Financing costs	(1)	(3)	(4)
Proceeds from noncontrolling interest	13	6	5
Net cash used by financing activities	(1,413)	(1,426)	(2,029)
Net increase (decrease) in cash and cash equivalents	158	188	(1,137)
Cash and cash equivalents beginning of period	1,297	1,109	2,246
Cash and cash equivalents end of period	$1,455	$1,297	$1,109
Supplemental cash flow information:
Interest paid	$361	$396	$383
Interest received	12	4	2
Income taxes paid (net of refunds received)	496	352	635
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy’s, Inc. and subsidiaries (the “Company”) is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy’s, Bloomingdale’s and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company has stores in 44 states, the District of Columbia, Guam and Puerto Rico. As of February 3, 2018, the Company’s operations and reportable segments were conducted through Macy’s, Bloomingdale’s, Bloomingdale’s The Outlet, Macy's Backstage, bluemercury and Macy's China Limited, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
For 2017, 2016 and 2015, the following merchandise constituted the following percentages of sales:

	2017	2016	2015
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	38%	38%	38%
Women’s Apparel	23	23	23
Men’s and Children’s	23	23	23
Home/Miscellaneous	16	16	16
	100%	100%	100%

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2017, 2016 and 2015 ended on February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Fiscal year 2017 includes 53 weeks and fiscal years 2016 and 2015 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
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
Certain reclassifications were made to prior year’s amounts to conform with the classifications of such amounts in the most recent years.
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
Cost of Sales
Cost of sales consists of the cost of merchandise, including inbound freight, shipping and handling costs, and depreciation. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $102 million at February 3, 2018 and $119 million at January 28, 2017.
Investments
The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All marketable equity and debt securities held by the Company are accounted for under ASC Topic 320, Investments – Debt and Equity Securities. Unrealized holding gains and losses on trading securities are recognized in the Consolidated Statements of Income and unrealized holding gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income, net of income tax effect, until realized. At February 3, 2018, the Company did not hold any held-to-maturity or available-for-sale securities.
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
Loyalty Programs
The Company maintains customer loyalty programs in which customers earn points based on their spending. Under the Macy's brand, the Company launched a new points-based loyalty program in October 2017 for proprietary cardholders. Under the Macy’s brand, the Company also currently participates in a coalition program (Plenti) whereby customers can earn points based on spending levels with bonus opportunities through various targeted offers and promotions at Macy's and other partners. The Company will no longer participate in Plenti as of May 3, 2018. Under the Bloomingdale’s brand, the Company offers a tender neutral points-based program. Benefits also include free delivery and gift wrap services. For these programs, the Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At February 3, 2018 and January 28, 2017, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2017, 2016 or 2015. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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
Vendor Allowances
The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are recognized when earned in accordance with ASC Subtopic 605-50, Customer Payments and Incentives. The Company also receives advertising allowances from approximately 980 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred in accordance with ASC Subtopic 605-50. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.
The arrangements pursuant to which the Company’s vendors provide allowances, while binding, are generally informal in nature and one year or less in duration. The terms and conditions of these arrangements vary significantly from vendor to vendor and are influenced by, among other things, the type of merchandise to be supported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising
Advertising and promotional costs are generally expensed at first showing. Advertising and promotional costs and cooperative advertising allowances were as follows:

	2017	2016	2015
	(millions)
Gross advertising and promotional costs	$1,397	$1,547	$1,587
Cooperative advertising allowances	289	394	414
Advertising and promotional costs, net of cooperative advertising allowances	$1,108	$1,153	$1,173
Net sales	$24,837	$25,778	$27,079
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.5%	4.5%	4.3%
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
Goodwill and Other Intangible Assets
The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Subtopic 350-20, Goodwill, including the adoption of Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, in the fourth quarter of 2017. Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform the goodwill impairment process. If required, the Company performs a quantitative impairment test which involves a comparison of each reporting unit’s fair value to its carrying value and the Company estimates fair value based on discounted cash flows. The reporting unit’s discounted cash flows require significant management judgment with respect to sales, gross margin and SG&A rates, capital expenditures and the selection and use of an appropriate discount rate. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows directly resulting from the use of those assets in operations. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.
Capitalized Software
The Company capitalizes purchased and internally developed software and amortizes such costs to expense on a straight-line basis generally over three to five years. Capitalized software is included in other assets on the Consolidated Balance Sheets.
Gift Cards
The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for merchandise. Income from unredeemed gift cards (breakage) is recorded in proportion and over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. Breakage income for certain non-purchased, non-expiring gift cards is recognized when the likelihood of redemption is deemed remote. The Company records breakage income as a reduction of SG&A expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Post Employment and Postretirement Obligations
The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, the long-term rate of return on assets and the growth in health care costs. The Company measures post employment and postretirement assets and obligations using the month-end that is closest to the Company's fiscal year-end or an interim period quarter-end if a plan is determined to qualify for a remeasurement. The benefit expense is generally recognized in the Consolidated Financial Statements on an accrual basis over the average remaining lifetime of participants, and the accrued benefits are reported in other assets, accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, as appropriate.
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
Derivatives
The Company records derivative transactions according to the provisions of ASC Topic 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value. The Company makes limited use of derivative financial instruments. The Company does not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. On the date that the Company enters into a derivative contract, the Company designates the derivative instrument as either a fair value hedge, a cash flow hedge or as a free-standing derivative instrument, each of which would receive different accounting treatment. Prior to entering into a hedge transaction, the Company formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Derivative instruments that the Company may use as part of its interest rate risk management strategy include interest rate swap and interest rate cap agreements and Treasury lock agreements. At February 3, 2018, the Company was not a party to any derivative financial instruments.
Stock Based Compensation
The Company records stock-based compensation expense according to the provisions of ASC Topic 718, Compensation – Stock Compensation. ASC Topic 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under the provisions of ASC Topic 718, the Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restructuring, Impairment, Store Closing and Other Costs
Restructuring, impairment, store closing and other costs consist of the following:

	2017	2016	2015
	(millions)
Restructuring	$120	$168	$123
Asset Impairments	53	265	148
Other	13	46	17
	$186	$479	$288

During 2017, the Company closed or announced the closure of sixteen Macy's stores, part of the approximately 100 planned closings announced in August 2016. During January 2018 and August 2017, the Company announced restructuring efforts, including the consolidation of three functions (merchandising, planning and private brands) into a single merchandising function as well as organizational changes for certain store and non-store functions. The Company recognized $120 million of severance and other human resource-related costs associated with this 2017 restructuring activity.

During January 2017, the Company announced a series of actions to streamline its store portfolio, intensify cost efficiency efforts and execute its real estate strategy. These actions are intended to support the Company's strategy to further invest in omnichannel capabilities, improve customer experience and create shareholder value. These actions included the announced closure of sixty-eight Macy's stores, part of the approximately 100 planned closings announced in August 2016, and the reorganization of the field structure that supports the remaining stores and a significant restructuring of the Company's operations to focus resources on strategic priorities, improve organizational agility and reduce expense.
During January 2016, the Company announced a series of cost-efficiency and process improvement measures, including organization changes that combined certain region and district organizations of the My Macy's store management structure, adjusting staffing levels in each Macy's and Bloomingdale's store, implementing a voluntary separation opportunity for certain senior executives in stores, office and support functions who meet certain age and service requirements, reducing additional positions in back-office organizations, consolidating the four existing Macy's, Inc. credit and customer service center facilities into three, and decreasing non-payroll budgets company-wide. During January 2016, the Company announced the closure of forty Macy’s stores.
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
The Company expects to pay out the majority of the 2017 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to the end of the second quarter of 2018. The 2016 and 2015 accrued severance costs, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, were paid out in the year subsequent to incurring such severance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Receivables
Receivables were $363 million at February 3, 2018, compared to $522 million at January 28, 2017.
In January 2016, the Company completed a $270 million real estate transaction that will enable a re-creation of the Macy’s Brooklyn store. The Company will continue to own and operate the first four floors and lower level of its existing nine-story retail store, which will be reconfigured and remodeled. The remaining portion of the store and its nearby parking facility were sold to Tishman Speyer in a single sales transaction. The Company has received approximately $250 million of cash ($68 million in 2015, $141 million in 2016, and $41 million in 2017) from Tishman Speyer for these real estate assets and will receive $20 million of additional cash over the next year. This receivable is backed by a guarantee.
In connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of an amended and restated Credit Card Program Agreement. The Program Agreement expires March 31, 2025, subject to an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.
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
Amounts received under the Program Agreement were $929 million for 2017, $912 million for 2016 and $1,026 million for 2015, and are treated as reductions of SG&A expenses on the Consolidated Statements of Income. The Company’s earnings from credit operations, net of servicing and other credit related expenses, were $768 million for 2017, $736 million for 2016, and $831 million for 2015. Income from credit operations excludes costs related to new account originations and fraudulent transactions incurred on the Company’s private label credit cards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Properties and Leases

	February 3, 2018	January 28, 2017
	(millions)
Land	$1,494	$1,541
Buildings on owned land	4,106	4,212
Buildings on leased land and leasehold improvements	1,444	1,545
Fixtures and equipment	4,204	4,541
Leased properties under capitalized leases	34	34
	11,282	11,873
Less accumulated depreciation and amortization	4,610	4,856
	$6,672	$7,017

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
Minimum rental commitments (excluding executory costs) at February 3, 2018, for noncancellable leases are:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year
2018	$3	$327	$330
2019	3	312	315
2020	3	274	277
2021	3	259	262
2022	3	235	238
After 2022	34	2,139	2,173
Total minimum lease payments	49	$3,546	$3,595
Less amount representing interest	22
Present value of net minimum capitalized lease payments	$27

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($1 million) and long-term ($26 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of $3 million on operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating $254 million and are offset by payments from existing tenants and subtenants. In addition, the Company is contingently liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.
Rental expense consists of:

	2017	2016	2015
	(millions)
Real estate (excluding executory costs)
Operating leases –
Minimum rentals	$317	$312	$288
Contingent rentals	11	12	19
	328	324	307
Less income from subleases –
Operating leases	(3)	(5)	(6)
	$325	$319	$301
Personal property – Operating leases	$10	$11	$12

Included as a reduction to the expense above is deferred rent amortization of $14 million, $9 million and $8 million for 2017, 2016 and 2015, respectively, related to contributions received from landlords.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	February 3, 2018	January 28, 2017
	(millions)
Non-amortizing intangible assets
Goodwill	$9,279	$9,279
Accumulated impairment losses	(5,382)	(5,382)
	3,897	3,897
Tradenames	403	403
	$4,300	$4,300
Amortizing intangible assets
Favorable leases and other contractual assets	$136	$141
Tradenames	43	43
	179	184
Accumulated amortization
Favorable leases and other contractual assets	(87)	(85)
Tradenames	(7)	(4)
	(94)	(89)
	$85	$95

Capitalized software
Gross balance	$1,364	$1,396
Accumulated amortization	(663)	(629)
	$701	$767
Definite lived tradenames are being amortized over their respective useful lives of 20 years. Favorable lease intangible assets are being amortized over their respective lease terms (weighted average remaining life of approximately six years).
Favorable leases, other contractual assets, and tradenames amortization expense amounted to $10 million for 2017 and 2016 and $23 million for 2015. Capitalized software amortization expense amounted to $301 million for 2017, $293 million for 2016, and $256 million for 2015.
Future estimated amortization expense for assets, excluding in-process capitalized software of $82 million not yet placed in service as of February 3, 2018, is shown below:

	Amortizing intangible assets	Capitalized Software
	(millions)
Fiscal year
2018	$10	$261
2019	9	183
2020	8	122
2021	6	51
2022	6	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing
The Company’s debt is as follows:

	February 3, 2018	January 28, 2017
	(millions)
Short-term debt:
7.45% Senior debentures due 2017	$—	$300
Capital lease and current portion of other long-term obligations	22	9
	$22	$309
Long-term debt:
2.875% Senior notes due 2023	$750	$750
3.875% Senior notes due 2022	550	550
4.5% Senior notes due 2034	550	550
3.45% Senior notes due 2021	500	500
3.625% Senior notes due 2024	500	500
6.375% Senior notes due 2037	269	500
4.375% Senior notes due 2023	400	400
6.9% Senior debentures due 2029	397	400
6.7% Senior debentures due 2034	264	400
6.65% Senior debentures due 2024	296	300
7.0% Senior debentures due 2028	298	300
6.9% Senior debentures due 2032	31	250
5.125% Senior debentures due 2042	250	250
4.3% Senior notes due 2043	250	250
6.7% Senior debentures due 2028	197	200
6.79% Senior debentures due 2027	165	165
8.75% Senior debentures due 2029	18	61
8.5% Senior debentures due 2019	36	36
10.25% Senior debentures due 2021	33	33
7.6% Senior debentures due 2025	24	24
7.875% Senior debentures due 2030	12	18
9.5% amortizing debentures due 2021	10	14
9.75% amortizing debentures due 2021	6	8
Unamortized debt issue costs	(25)	(29)
Unamortized debt discount	(13)	(16)
Premium on acquired debt, using an effective interest yield of 5.542% to 7.144%	67	121
Capital lease and other long-term obligations	26	27
	$5,861	$6,562

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and premium on early retirement of debt is as follows:

	2017	2016	2015
	(millions)
Interest on debt	$332	$392	$393
Amortization of debt premium	(9)	(22)	(21)
Amortization of financing costs and debt discount	7	5	6
Interest on capitalized leases	2	2	2
	332	377	380
Less interest capitalized on construction	11	10	17
Interest expense	$321	$367	$363
Net premiums on early retirement of debt	$(10)	$—	$—

During December 2017, the Company completed a tender offer and purchased $400 million in aggregate principal amount of certain senior unsecured notes and debentures. The purchased senior unsecured notes and debentures included $147 million of 6.9% senior debentures due 2032, $108 million of 6.7% senior debentures due 2034, $96 million of 6.375% senior notes due 2037, $43 million of 8.75% senior debentures due 2029, and $6 million of 7.875% senior debentures due 2030. The total cash cost for the tender offer was $423 million. The Company recognized $11 million of income related to the recognition of the unamortized debt premium partially offset by the redemption premium and other costs associated with this debt as net premiums on early retirement of debt on the Consolidated Statements of Income during 2017.

During the first and second quarters of 2017, the Company repurchased $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cash cost of $257 million, including expenses related to the transactions. Such repurchases resulted in the recognition of expense of $1 million during 2017 presented as net premiums on early retirement of debt on the Consolidated Statements of Income.

During August 2016, the Company redeemed at par the principal amount of $108 million of 7.875% senior debentures due 2036, pursuant to the terms of the debentures. Interest expense in 2016 benefited from the recognition of unamortized debt premium associated with this debt.

During August 2015, the Company redeemed at par the principal amount of $76 million of 8.125% senior debentures due 2035, pursuant to the terms of the debentures. Interest expense in 2015 benefited from the recognition of unamortized debt premium associated with this debt.
Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)
Fiscal year
2019	$42
2020	539
2021	553
2022	—
2023	1,150
After 2023	3,522

During 2017, 2016 and 2015, the Company repaid $300 million, $636 million and $69 million, respectively, of indebtedness at maturity.
On December 7, 2015, the Company issued $500 million aggregate principal amount of 3.45% senior notes due 2021, the proceeds of which were used for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the detail of debt repayments:

	2017	2016	2015
	(millions)
7.45% Senior debentures due 2017	$300	$—	$—
6.375% Senior notes due 2037	231	—	—
6.9% Senior debentures due 2032	219	—	—
6.7% Senior debentures due 2034	136	—	—
8.75% Senior debentures due 2029	43	—	—
7.875% Senior debentures due 2030	6	—	—
6.65% Senior debentures due 2024	4	—	—
6.9% Senior debentures due 2029	3	—	—
6.7% Senior debentures due 2028	3	—	—
7.0% Senior debentures due 2028	2	—	—
5.9% Senior notes due 2016	—	577	—
7.875% Senior notes due 2036	—	108	—
7.45% Senior debentures due 2016	—	59	—
7.5% Senior debentures due 2015	—	—	69
8.125% Senior debentures due 2035	—	—	76
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	2	2	3
Capital leases and other obligations	1	1	—
	$954	$751	$152

The following summarizes certain components of the Company’s debt:
Bank Credit Agreement
The Company entered into a new credit agreement with certain financial institutions as of May 6, 2016 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 6, 2021 and replaced the prior agreement which was set to expire May 10, 2018.
As of February 3, 2018, and January 28, 2017, there were no revolving credit loans outstanding under this credit agreement, and there were no borrowings under the agreement during 2017 and 2016. In addition, there were no standby letters of credit outstanding at February 3, 2018 and January 28, 2017. Revolving loans under the credit agreement bear interest based on various published rates.
The Company's credit agreement, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent has fully and unconditionally guaranteed this obligation. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company’s interest coverage ratio for 2017 was 8.94 and its leverage ratio at February 3, 2018 was 2.04, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $300 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
A breach of a restrictive covenant in the Company’s credit agreement or the inability of the Company to maintain the financial ratios described above could result in an event of default under the credit agreement. In addition, an event of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Commercial Paper
The Company is a party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. During 2016, the Company utilized seasonal borrowings available under this commercial paper program. Over the past two fiscal years, the amount of borrowings under the commercial paper program increased to its highest level for 2016 of approximately $388 million during the fourth quarter of 2016. There were no borrowings under the program during 2017. As of February 3, 2018 and January 28, 2017, there were no remaining borrowings outstanding under the commercial paper program.
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
Other Financing Arrangements
At February 3, 2018 and January 28, 2017, the Company had dedicated $37 million of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were $28 million and $30 million of other standby letters of credit outstanding at February 3, 2018 and January 28, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounts Payable and Accrued Liabilities

	February 3, 2018	January 28, 2017
	(millions)
Accounts payable	$735	$754
Gift cards and customer rewards	967	970
Accrued wages and vacation	229	215
Current portion of post employment and postretirement benefits	194	208
Taxes other than income taxes	157	166
Lease related liabilities	189	174
Current portion of workers’ compensation and general liability reserves	108	119
Restructuring accruals, including severance	93	166
Allowance for future sales returns	90	96
Accrued interest	70	74
Deferred real estate gains	65	340
Other	270	281
	$3,167	$3,563

Adjustments to the allowance for future sales returns, which amounted to credits of $6 million and $16 million for 2017 and 2016, respectively, and a charge of $19 million for 2015 are reflected in cost of sales.
Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2017	2016	2015
	(millions)
Balance, beginning of year	$503	$508	$505
Charged to costs and expenses	144	145	159
Payments, net of recoveries	(150)	(150)	(156)
Balance, end of year	$497	$503	$508

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At February 3, 2018 and January 28, 2017, workers’ compensation and general liability reserves included $112 million of liabilities which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Taxes
Income tax expense (benefit) is as follows:

	2017			2016			2015
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$367	$(452)	$(85)	$433	$(125)	$308	$536	$—	$536
State and local	16	40	56	37	(4)	33	72	—	72
	$383	$(412)	$(29)	$470	$(129)	$341	$608	$—	$608
On December 22, 2017, H.R. 1 was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.
In applying the impacts of the new tax legislation to its 2017 income tax provision, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal tax rate and its related impact on the state tax rates. The resulting impact was the recognition of an income tax benefit of $571 million in the fourth quarter of 2017.  In addition, applying the new U.S. federal corporate tax rate of 21% on January 1, 2018, resulted in a federal income tax statutory rate of 33.7% in 2017. Combining the impacts on the Company’s current income tax provision and the remeasurement of its deferred tax balances, the Company’s effective income tax rate was a benefit of 1.9% in 2017.

The income tax expense (benefit) reported differs from the expected tax computed by applying the federal income tax statutory rate of 33.7% for 2017 and 35% for 2016 and 2015 to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2017	2016	2015
	(millions)
Expected tax	$512	$333	$587
State and local income taxes, net of federal income tax benefit (a)	19	12	43
Federal tax reform deferred tax remeasurement	(571)	—	—
Tax impact of equity awards (a)	14	—	—
Historic rehabilitation tax credit	(5)	(1)	(12)
Change in valuation allowance	18	9	3
Other	(16)	(12)	(13)
	$(29)	$341	$608
(a) 2017 included the recognition of approximately $15 million of net tax deficiencies associated with share-based payment awards due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. Historically, the Company had recognized such amounts as an offset to accumulated excess tax benefits previously recognized in additional paid-in capital.

The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2016 and all prior tax years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 3, 2018	January 28, 2017
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$188	$405
Accrued liabilities accounted for on a cash basis for tax purposes	218	379
Long-term debt	25	63
Unrecognized state tax benefits and accrued interest	39	76
State operating loss and credit carryforwards	101	79
Other	165	347
Valuation allowance	(65)	(36)
Total deferred tax assets	671	1,313
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(923)	(1,381)
Merchandise inventories	(389)	(604)
Intangible assets	(276)	(380)
Other	(205)	(391)
Total deferred tax liabilities	(1,793)	(2,756)
Net deferred tax liability	$(1,122)	$(1,443)

The valuation allowance at February 3, 2018 and January 28, 2017 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to an increase of $29 million for 2017 which includes $11 million due to the impact of the deferred tax remeasurement associated with the 2017 U.S. federal tax reform. In 2016, the net change in the valuation allowance amounted to an increase of $9 million.
As of February 3, 2018, the Company had no federal net operating loss carryforwards, state net operating loss carryforwards, net of valuation allowances, of $138 million, and state credit carryforwards, net of valuation allowances, of $16 million, which will expire between 2018 and 2037.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	February 3, 2018	January 28, 2017	January 30, 2016
	(millions)
Balance, beginning of year	$167	$178	$172
Additions based on tax positions related to the current year	7	16	30
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(23)	(12)	(7)
Settlements	(2)	(4)	(3)
Statute expirations	(9)	(11)	(14)
Balance, end of year	$140	$167	$178
Amounts recognized in the Consolidated Balance Sheets at February 3, 2018, January 28, 2017, and January 30, 2016
Current income taxes	$11	$6	$12
Deferred income taxes	4	4	5
Other liabilities	125	157	161
	$140	$167	$178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 3, 2018 and January 28, 2017, the amount of unrecognized tax benefits, net of deferred tax assets, that, if recognized would affect the effective income tax rate, was $111 million and $109 million, respectively.
The Company classifies unrecognized tax benefits not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets.
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. Federal, state and local interest and penalties, which amounted to a credit of $3 million for 2017, an expense of $2 million for 2016, and an expense of $1 million for 2015, are reflected in income tax expense.
The Company had $51 million and $55 million accrued for the payment of federal, state and local interest and penalties at February 3, 2018 and January 28, 2017, respectively. The accrued federal, state and local interest and penalties primarily relates to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at February 3, 2018 and January 28, 2017 are insignificant. At February 3, 2018, $27 million of federal, state and local interest and penalties is included in other liabilities and $24 million is included in current income taxes on the Consolidated Balance Sheets.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2014. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2008. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

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
Retirement expenses, excluding settlement charges, included the following components:

	2017	2016	2015
	(millions)
401(k) Qualified Defined Contribution Plan	$93	$94	$88
Non-Qualified Defined Contribution Plan	1	2	2
Pension Plan	(82)	(83)	(54)
Supplementary Retirement Plan	31	31	41
	$43	$44	$77
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
The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $101 million at February 3, 2018 and $102 million January 28, 2017. Expense related to matching contributions for the qualified plan amounted to $93 million for 2017, $94 million for 2016 and $88 million for 2015.
At February 3, 2018 and January 28, 2017, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $25 million and $20 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $1 million at February 3, 2018 and $2 million at January 28, 2017. Expense related to matching contributions for the non-qualified plan amounted to $1 million for 2017 and $2 million for both 2016 and 2015. In connection with the non-qualified plan, the Company had mutual fund investments at February 3, 2018 and January 28, 2017 of $25 million and $20 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of February 3, 2018 and January 28, 2017:

	2017	2016
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,469	$3,585
Service cost	6	5
Interest cost	104	108
Actuarial loss	82	55
Benefits paid	(390)	(284)
Projected benefit obligation, end of year	3,271	3,469
Changes in plan assets
Fair value of plan assets, beginning of year	3,374	3,256
Actual return on plan assets	425	402
Company contributions	—	—
Benefits paid	(390)	(284)
Fair value of plan assets, end of year	3,409	3,374
Funded status at end of year	$138	$(95)
Amounts recognized in the Consolidated Balance Sheets at February 3, 2018 and January 28, 2017
Other assets (liabilities)	$138	$(95)

Amounts recognized in accumulated other comprehensive loss at February 3, 2018 and January 28, 2017
Net actuarial loss	$992	$1,232

The accumulated benefit obligation for the Pension Plan was $3,268 million as of February 3, 2018 and $3,464 million as of January 28, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the Pension Plan included the following actuarially determined components:

	2017	2016	2015
	(millions)
Net Periodic Pension Cost
Service cost	$6	$5	$6
Interest cost	104	108	137
Expected return on assets	(223)	(227)	(235)
Amortization of net actuarial loss	31	31	38
Amortization of prior service credit	—	—	—
	(82)	(83)	(54)

Settlement charges	89	68	—

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(120)	(120)	92
Amortization of net actuarial loss	(31)	(31)	(38)
Amortization of prior service credit	—	—	—
Settlement charges	(89)	(68)	—
	(240)	(219)	54
Total recognized	$(233)	$(234)	$—

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 is $32 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at February 3, 2018 and January 28, 2017:

	2017	2016
Discount rate	3.74%	4.00%
Rate of compensation increases	4.00%	4.10%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2017	2016	2015
Discount rate used to measure service cost	3.75% - 4.06%	3.79% - 4.26%	3.55%
Discount rate used to measure interest cost	3.12% - 3.31%	2.96% - 3.30%	3.55%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increases	4.10%	4.10%	4.10%

The Pension Plan’s assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to settlement accounting and re-measurements during 2017 and 2016, the discount rate used to measure service cost and the discount rate to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the Pension Plan.
The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long-term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of February 3, 2018, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 7.00% to 6.75% based on expected future returns on the portfolio of assets.
The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 30% equity securities, 60% debt securities, 5% real estate and 5% private equities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of February 3, 2018, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Short term investments	$5	$—	$5	$—
Money market funds	35	35	—	—
Equity securities:
U.S. stocks	157	157	—	—
U.S. pooled funds	481	481	—	—
International pooled funds (a)	447	114	—	—
Fixed income securities:
U. S. Treasury bonds	44	—	44	—
Other Government bonds	59	—	59	—
Agency backed bonds	13	—	13	—
Corporate bonds	538	—	538	—
Mortgage-backed securities	15	—	15	—
Asset-backed securities	6	—	6	—
Pooled funds	1,310	1,310	—	—
Other types of investments:
Real estate (a)	148	—	—	—
Private equity (a)	183	—	—	—
Derivatives in a positive position	9	—	9	—
Derivatives in a negative position	(3)	—	(3)	—
Total	$3,447	$2,097	$686	$—
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
Due to the nature of the underlying assets of the real estate and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of February 3, 2018 and January 28, 2017, certain of these investments are generally subject to lock-up periods, ranging from one to ten years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to four times per year, and certain of these investments are subject to advance notice requirements. As of February 3, 2018 and January 28, 2017, the Pension Plan had unfunded commitments related to certain of these investments totaling $64 million and $72 million, respectively.

The Company does not anticipate making funding contributions to the Pension Plan in 2018.
The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year
2018	$335
2019	318
2020	257
2021	247
2022	233
2023-2027	1,045

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan
The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of February 3, 2018 and January 28, 2017:

	2017	2016
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$747	$823
Service cost	—	—
Interest cost	22	22
Actuarial loss	20	26
Benefits paid	(86)	(124)
Projected benefit obligation, end of year	703	747
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	86	124
Benefits paid	(86)	(124)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(703)	$(747)
Amounts recognized in the Consolidated Balance Sheets at February 3, 2018 and January 28, 2017
Accounts payable and accrued liabilities	$(69)	$(86)
Other liabilities	(634)	(661)
	$(703)	$(747)
Amounts recognized in accumulated other comprehensive loss at February 3, 2018 and January 28, 2017
Net actuarial loss	$244	$248
Prior service cost	7	8
	$251	$256

The accumulated benefit obligation for the supplementary retirement plan was $703 million as of February 3, 2018 and $747 million as of January 28, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the supplementary retirement plan included the following actuarially determined components:

	2017	2016	2015
	(millions)
Net Periodic Pension Cost
Service cost	$—	$—	$—
Interest cost	22	22	31
Amortization of net actuarial loss	8	9	10
Amortization of prior service cost	1	—	—
	31	31	41

Settlement charges	16	30	—

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	20	26	(70)
Prior service cost	—	—	—
Amortization of net actuarial loss	(8)	(9)	(10)
Amortization of prior service cost	(1)	—	—
Settlement charges	(16)	(30)	—
	(5)	(13)	(80)
Total recognized	$42	$48	$(39)

The estimated net actuarial loss for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 is $9 million.
The following weighted average assumption was used to determine the projected benefit obligations for the supplementary retirement plan at February 3, 2018 and January 28, 2017:

	2017	2016
Discount rate	3.78%	4.07%

The following weighted average assumption was used to determine net pension costs for the supplementary retirement plan:

	2017	2016	2015
Discount rate used to measure interest cost	3.10% - 3.26%	2.65% - 3.16%	3.55%

The supplementary retirement plan’s assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary.
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
Due to settlement accounting and re-measurements during 2017 and 2016, the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the supplementary retirement plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year
2018	$69
2019	49
2020	48
2021	49
2022	48
2023-2027	223

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of February 3, 2018 and January 28, 2017:

	2017	2016
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$186	$212
Service cost	—	—
Interest cost	5	6
Plan amendment	(10)	—
Actuarial gain	(9)	(13)
Medicare Part D subsidy	1	1
Benefits paid	(17)	(20)
Accumulated postretirement benefit obligation, end of year	156	186
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	17	20
Benefits paid	(17)	(20)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(156)	$(186)
Amounts recognized in the Consolidated Balance Sheets at February 3, 2018 and January 28, 2017
Accounts payable and accrued liabilities	$(17)	$(18)
Other liabilities	(139)	(168)
	$(156)	$(186)
Amounts recognized in accumulated other comprehensive loss at February 3, 2018 and January 28, 2017
Net actuarial gain	$(35)	$(31)
Prior service credit	(10)	—
	$(45)	$(31)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive loss included the following actuarially determined components:

	2017	2016	2015
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	5	6	8
Amortization of net actuarial gain	(5)	(4)	—
Amortization of prior service cost	—	—	—
	—	2	8
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial gain	(9)	(13)	(22)
Amortization of net actuarial gain	5	4	—
Prior service credit	(10)	—	—
	(14)	(9)	(22)
Total recognized	$(14)	$(7)	$(14)

The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost during 2018 is $6 million.
The following weighted average assumption was used to determine the accumulated postretirement benefit obligations at February 3, 2018 and January 28, 2017:

	2017	2016
Discount rate	3.71%	3.99%

The following weighted average assumption was used to determine the net postretirement benefit costs for the postretirement obligations:

	2017	2016	2015
Discount rate used to measure interest cost	3.17%	3.14%	3.55%

The accumulated postretirement benefit obligation assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at February 3, 2018 and January 28, 2017:

	2017	2016
Health care cost trend rates assumed for next year	5.50% - 10.50%	6.15% - 9.75%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate	2027	2027

The assumed health care cost trend rates have an impact on the amounts reported for the accumulated postretirement benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase	1 – Percentage Point Decrease
	(millions)
Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligations	$9	$(8)

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year
2018	$16	$1
2019	15	—
2020	14	—
2021	13	—
2022	13	—
2023-2027	52	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Based Compensation
The following disclosures present the Company’s equity plans on a combined basis. The equity plans are administered by the Compensation and Management Development Committee of the Board of Directors (the “CMD Committee”). The CMD Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors. The equity plans are intended to help the Company attract and retain directors, officers, other key executives and employees and is also intended to provide incentives and rewards relating to the Company’s business plans to encourage such persons to devote themselves to the business of the Company. There have been no grants of stock appreciation rights under the equity plans.
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
As of February 3, 2018, approximately 13 million shares of Common Stock were available for additional grants pursuant to the Company’s equity plans. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2017	2016	2015
	(millions)
Stock options	$34	$43	$52
Restricted stock units	24	18	13
	$58	$61	$65

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income.
Stock Options
The fair value of stock options granted during 2017, 2016 and 2015 and the weighted average assumptions used to estimate the fair value are as follows:

	2017	2016	2015
Weighted average grant date fair value of stock options granted during the period	$5.84	$12.14	$20.78
Dividend yield	6.2%	3.8%	2.7%
Expected volatility	41.8%	42.7%	43.3%
Risk-free interest rate	1.9%	1.4%	1.7%
Expected life	5.7 years	5.7 years	5.7 years

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the expected volatility and expected option life assumption consistent with ASC Topic 718, Compensation – Stock Compensation. The expected volatility of the Company’s Common Stock at the date of grant is estimated based on a historic volatility rate and the expected option life is calculated based on historical stock option experience as the best estimate of future exercise patterns. The dividend yield assumption is based on historical and anticipated dividend payouts. The risk-free interest rate assumption is based on observed interest rates consistent with the expected life of each stock option grant. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. Compensation expense is recorded for all stock options expected to vest based on the amortization of the fair value at the date of grant on a straight-line basis primarily over the vesting period of the options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to stock options for 2017 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	20,478	$42.18
Granted	3,801	$26.12
Canceled or forfeited	(3,586)	$46.46
Exercised	(317)	$19.09
Outstanding, end of period	20,376	$38.80
Exercisable, end of period	12,810	$38.38	4.3	$23
Options expected to vest	6,305	$38.57	8.4	$4

Additional information relating to stock options is as follows:

	2017	2016	2015
	(millions)
Intrinsic value of options exercised	$3	$12	$127
Cash received from stock options exercised	6	35	125

As of February 3, 2018, the Company had $44 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted Stock Units
The weighted average grant date fair values of performance-based and time-based restricted stock units granted during 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Restricted stock units (performance-based)	$27.16	$43.72	$61.51
Restricted stock units (time-based)	20.75	35.61	63.71

During 2017, 2016 and 2015, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of three-year performance periods ending February 1, 2020, February 2, 2019, and February 3, 2018, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving a cumulative EBITDA level for the performance period, an EBITDA as a percent to sales ratio and a return on invested capital ratio. The performance-based restricted stock units also include a performance objective relating to relative total shareholder return (“TSR”). Relative TSR reflects the change in the value of the Company’s Common Stock over the performance period in relation to the change in the value of the Common Stock of a twelve-company executive compensation peer group over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 150% of the Target Shares granted.

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
The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's Common Stock on the grant date. Compensation expense is recorded for all restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units. As of February 3, 2018, the Company had $38 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Activity related to restricted stock units for 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	1,818	$49.04
Granted – performance-based	971	27.16
Performance adjustment	(312)	61.51
Granted – time-based	1,307	20.75
Forfeited	(431)	40.14
Vested	(196)	50.32
Nonvested, end of period	3,157	$30.51

Other Information
The Company adopted Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 29, 2017, on a prospective basis. Upon adoption, the Company began to recognize, all excess tax benefits and tax deficiencies as income tax benefit or expense, respectively, in its Consolidated Statements of Income. For awards that were exercised, vested or expired during 2017, approximately $15 million of additional income tax expense associated with net tax deficiencies was recognized. Additionally, these net tax deficiencies have been classified as an operating activity along with other income tax cash flows in the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of Common Stock, par value of $.01 per share, with 333.6 million shares of Common Stock issued and 304.8 million shares of Common Stock outstanding at February 3, 2018, and with 333.6 million shares of Common Stock issued and 304.1 million shares of Common Stock outstanding at January 28, 2017 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
The Company retired 8.0 million and 38.0 million shares of Common Stock during 2016 and 2015, respectively. No shares of Common Stock were retired during 2017.
Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $18,000 million of Common Stock, which includes the Company's board of directors approval of an additional authorization to purchase Common Stock of $1,500 million on February 26, 2016. All authorizations are cumulative and do not have an expiration date. During 2016, the Company purchased approximately 7.9 million shares of Common Stock under its share repurchase program for a total of $316 million. During 2015, the Company purchased approximately 34.8 million shares of Common Stock under its share repurchase program for a total of $2,000 million. As of February 3, 2018, $1,716 million of authorization remained unused. The Company may continue or, from time to time, suspend repurchases of its shares under its share repurchase program, depending on prevailing market conditions, alternative uses of capital and other factors.
Common Stock
The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights that may be applicable to any Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors in its discretion, out of funds legally available.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Common Stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
			(thousands)
Balance at January 31, 2015	379,606	(1,179)	(37,853)	(39,032)	340,574
Stock issued under stock plans		(60)	4,493	4,433	4,433
Stock repurchases
Repurchase program			(34,807)	(34,807)	(34,807)
Other			(13)	(13)	(13)
Deferred compensation plan distributions		69		69	69
Retirement of common stock	(38,000)		38,000	38,000	—
Balance at January 30, 2016	341,606	(1,170)	(30,180)	(31,350)	310,256
Stock issued under stock plans		(87)	1,612	1,525	1,525
Stock repurchases
Repurchase program			(7,874)	(7,874)	(7,874)
Other			(5)	(5)	(5)
Deferred compensation plan distributions		161		161	161
Retirement of common stock	(8,000)		8,000	8,000	—
Balance at January 28, 2017	333,606	(1,096)	(28,447)	(29,543)	304,063
Stock issued under stock plans		(119)	590	471	471
Stock repurchases
Other			(38)	(38)	(38)
Deferred compensation plan distributions		269		269	269
Balance at February 3, 2018	333,606	(946)	(27,895)	(28,841)	304,765
Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2017, 2016 and 2015 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost (income) and are included in SG&A expenses in the Consolidated Statements of Income. In addition, the Company incurred the pro-rata recognition of net actuarial losses associated with an increase in lump sum distributions associated with store closings, a voluntary separation program, organizational restructuring, and periodic distribution activity as settlement charges in the Consolidated Statements of Income. See Note 9, "Retirement Plans," and Note 10, "Postretirement Health Care and Life Insurance Benefits," for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	February 3, 2018				January 28, 2017
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$117	$25	$92	$—	$112	$20	$92	$—

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, certain-short term investments and other assets, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments. The fair values of long-term debt, excluding capitalized leases, are generally estimated based on quoted market prices for identical or similar instruments, and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards.
The following table shows the estimated fair value of the Company’s long-term debt, excluding capital leases and other obligations:

	February 3, 2018			January 28, 2017
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$5,806	$5,835	$5,751	$6,459	$6,535	$6,438

The following table shows certain of the Company’s long-lived assets, which includes tangible and intangible assets, that were measured at fair value on a nonrecurring basis during 2017 and 2016:

	February 3, 2018				January 28, 2017
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets	$24	$—	$—	$24	$147	$—	$—	$147
During 2017, long-lived assets with a carrying value of $77 million were written down to their fair value of $24 million, resulting in asset impairment charges of $53 million. During 2016, long-lived assets with a carrying value of $405 million were written down to their fair value of $147 million, resulting in asset impairment charges of $258 million. The fair values of these assets were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.
In connection with the May 30, 2016 annual impairment test of goodwill and other intangible assets with indefinite lives, the Company recognized approximately $7 million of asset impairment charges in relation to indefinite lived

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	2017			2016			2015
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$1,547		304.5	$619		307.6	$1,072		327.6
Shares to be issued under deferred compensation and other plans			0.9			0.9			0.8
	$1,547		305.4	$619		308.5	$1,072		328.4
Basic earnings per share attributable to Macy's, Inc. shareholders		$5.07			$2.01			$3.26
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			1.4			2.3			4.6
	$1,547		306.8	$619		310.8	$1,072		333.0
Diluted earnings per share attributable to Macy's, Inc. shareholders		$5.04			$1.99			$3.22

In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 16.6 million shares of Common Stock and restricted stock units relating to 0.9 million shares of Common Stock were outstanding at February 3, 2018, stock options to purchase 15.5 million of shares of Common Stock and restricted stock units relating to 1.1 million shares of Common Stock were outstanding at January 28, 2017, and stock options to purchase 12.6 million of shares of Common Stock and restricted stock units relating to 140,000 shares of Common Stock were outstanding at January 30, 2016, but were not included in the computation of diluted earnings per share attributable to Macy's, Inc. shareholders for 2017, 2016 and 2015, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results (unaudited)
Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2017:
Net sales	$5,338	$5,552	$5,281	$8,666
Cost of sales	(3,306)	(3,313)	(3,175)	(5,358)
Gross margin	2,032	2,239	2,106	3,308
Selling, general and administrative expenses	(1,880)	(1,977)	(1,995)	(2,279)
Gains on sale of real estate	68	43	65	368
Restructuring, impairment, store closing and other costs	—	—	(33)	(152)
Settlement charges	—	(51)	(22)	(32)
Net income attributable to Macy's, Inc. shareholders	71	116	36	1,325
Basic earnings per share attributable to Macy's, Inc. shareholders	.23	.38	.12	4.34
Diluted earnings per share attributable to Macy's, Inc. shareholders	.23	.38	.12	4.31
2016:
Net sales	$5,771	$5,866	$5,626	$8,515
Cost of sales	(3,516)	(3,468)	(3,386)	(5,251)
Gross margin	2,255	2,398	2,240	3,264
Selling, general and administrative expenses	(1,980)	(2,047)	(2,112)	(2,335)
Gains on sale of real estate	14	21	41	133
Impairment, store closing and other costs	—	(249)	—	(230)
Settlement charges	(13)	(6)	(62)	(17)
Net income attributable to Macy's, Inc. shareholders	116	11	17	475
Basic earnings per share attributable to Macy's, Inc. shareholders	.37	.03	.05	1.56
Diluted earnings per share attributable to Macy's, Inc. shareholders	.37	.03	.05	1.54
Note: Annual results may not equal the sum of the quarterly results for the respective periods due to rounding conventions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Comprehensive Income for 2017, 2016 and 2015, Consolidating Balance Sheets as of February 3, 2018 and January 28, 2017, and the related Condensed Consolidating Statements of Cash Flows for 2017, 2016, and 2015 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$9,441	$23,264	$(7,868)	$24,837
Cost of sales	—	(6,101)	(16,919)	7,868	(15,152)
Gross margin	—	3,340	6,345	—	9,685
Selling, general and administrative expenses	—	(3,386)	(4,745)	—	(8,131)
Gains on sale of real estate	—	201	343	—	544
Restructuring, impairment, store closing and other costs	—	(40)	(146)	—	(186)
Settlement charges	—	(35)	(70)	—	(105)
Operating income	—	80	1,727	—	1,807
Interest (expense) income, net:
External	—	(313)	3	—	(310)
Intercompany	—	(139)	139	—	—
Net premiums on early retirement of debt	—	10	—	—	10
Equity in earnings of subsidiaries	1,555	767	—	(2,322)	—
Income before income taxes	1,555	405	1,869	(2,322)	1,507
Federal, state and local income tax benefit (expense)	(8)	350	(313)	—	29
Net income	1,547	755	1,556	(2,322)	1,536
Net loss attributable to noncontrolling interest	—	—	11	—	11
Net income attributable to Macy's, Inc. shareholders	$1,547	$755	$1,567	$(2,322)	$1,547
Comprehensive income	$1,719	$915	$1,668	$(2,594)	$1,708
Comprehensive loss attributable to noncontrolling interest	—	—	11	—	11
Comprehensive income attributable to Macy's, Inc. shareholders	$1,719	$915	$1,679	$(2,594)	$1,719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$10,677	$23,436	$(8,335)	$25,778
Cost of sales	—	(6,787)	(17,169)	8,335	(15,621)
Gross margin	—	3,890	6,267	—	10,157
Selling, general and administrative expenses	(2)	(3,834)	(4,638)	—	(8,474)
Gains on sale of real estate	—	95	114	—	209
Impairment, store closing and other costs	—	(295)	(184)	—	(479)
Settlement charges	—	(34)	(64)	—	(98)
Operating income (loss)	(2)	(178)	1,495	—	1,315
Interest (expense) income, net:
External	2	(366)	1	—	(363)
Intercompany	—	(200)	200	—	—
Equity in earnings of subsidiaries	619	255	—	(874)	—
Income (loss) before income taxes	619	(489)	1,696	(874)	952
Federal, state and local income tax benefit (expense)	—	281	(622)	—	(341)
Net income (loss)	619	(208)	1,074	(874)	611
Net loss attributable to noncontrolling interest	—	—	8	—	8
Net income (loss) attributable to Macy's, Inc. shareholders	$619	$(208)	$1,082	$(874)	$619
Comprehensive income (loss)	$766	$(61)	$1,153	$(1,100)	$758
Comprehensive loss attributable to noncontrolling interest	—	—	8	—	8
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$766	$(61)	$1,161	$(1,100)	$766

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$11,959	$24,037	$(8,917)	$27,079
Cost of sales	—	(7,670)	(17,743)	8,917	(16,496)
Gross margin	—	4,289	6,294	—	10,583
Selling, general and administrative expenses	(2)	(4,090)	(4,376)	—	(8,468)
Gains on sale of real estate	—	110	102	—	212
Impairment, store closing and other costs	—	(170)	(118)	—	(288)
Operating income (loss)	(2)	139	1,902	—	2,039
Interest (expense) income, net:
External	1	(361)	(1)	—	(361)
Intercompany	—	(230)	230	—	—
Equity in earnings of subsidiaries	1,072	421	—	(1,493)	—
Income (loss) before income taxes	1,071	(31)	2,131	(1,493)	1,678
Federal, state and local income tax benefit (expense)	1	120	(729)	—	(608)
Net income	1,072	89	1,402	(1,493)	1,070
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income attributable to Macy's, Inc. shareholders	$1,072	$89	$1,404	$(1,493)	$1,072
Comprehensive income	$1,101	$118	$1,415	$(1,535)	$1,099
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income attributable to Macy's, Inc. shareholders	$1,101	$118	$1,417	$(1,535)	$1,101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of February 3, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,109	$58	$288	$—	$1,455
Receivables	—	85	278	—	363
Merchandise inventories	—	2,344	2,834	—	5,178
Prepaid expenses and other current assets	—	103	345	—	448
Total Current Assets	1,109	2,590	3,745	—	7,444
Property and Equipment – net	—	3,349	3,323	—	6,672
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	44	444	—	488
Other Assets	1	89	790	—	880
Deferred Income Taxes	11	—	—	(11)	—
Intercompany Receivable	884	—	2,382	(3,266)	—
Investment in Subsidiaries	3,960	4,061	—	(8,021)	—
Total Assets	$5,965	$13,448	$11,266	$(11,298)	$19,381
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$16	$—	$22
Merchandise accounts payable	—	653	937	—	1,590
Accounts payable and accrued liabilities	159	948	2,060	—	3,167
Income taxes	113	30	153	—	296
Total Current Liabilities	272	1,637	3,166	—	5,075
Long-Term Debt	—	5,844	17	—	5,861
Intercompany Payable	—	3,266	—	(3,266)	—
Deferred Income Taxes	—	541	592	(11)	1,122
Other Liabilities	20	430	1,212	—	1,662
Shareholders’ Equity:
Macy's, Inc.	5,673	1,730	6,291	(8,021)	5,673
Noncontrolling Interest	—	—	(12)	—	(12)
Total Shareholders’ Equity	5,673	1,730	6,279	(8,021)	5,661
Total Liabilities and Shareholders’ Equity	$5,965	$13,448	$11,266	$(11,298)	$19,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of January 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$938	$81	$278	$—	$1,297
Receivables	—	169	353	—	522
Merchandise inventories	—	2,565	2,834	—	5,399
Prepaid expenses and other current assets	—	84	324	—	408
Income taxes	—	—	—	—	—
Total Current Assets	938	2,899	3,789	—	7,626
Property and Equipment – net	—	3,583	3,434	—	7,017
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	51	447	—	498
Other Assets	—	47	766	—	813
Deferred Income Taxes	26	—	—	(26)	—
Intercompany Receivable	375	—	2,614	(2,989)	—
Investment in Subsidiaries	3,137	3,540	—	(6,677)	—
Total Assets	$4,476	$13,435	$11,632	$(9,692)	$19,851
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$306	$3	$—	$309
Merchandise accounts payable	—	590	833	—	1,423
Accounts payable and accrued liabilities	16	1,064	2,483	—	3,563
Income taxes	71	16	265	—	352
Total Current Liabilities	87	1,976	3,584	—	5,647
Long-Term Debt	—	6,544	18	—	6,562
Intercompany Payable	—	2,989	—	(2,989)	—
Deferred Income Taxes	—	688	781	(26)	1,443
Other Liabilities	66	500	1,311	—	1,877
Shareholders’ Equity:
Macy's, Inc.	4,323	738	5,939	(6,677)	4,323
Noncontrolling Interest	—	—	(1)	—	(1)
Total Shareholders’ Equity	4,323	738	5,938	(6,677)	4,322
Total Liabilities and Shareholders’ Equity	$4,476	$13,435	$11,632	$(9,692)	$19,851

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,547	$755	$1,556	$(2,322)	$1,536
Restructuring, impairment, store closing and other costs	—	40	146	—	186
Settlement charges	—	35	70	—	105
Gains on sale of real estate	—	(201)	(343)	—	(544)
Equity in earnings of subsidiaries	(1,555)	(767)	—	2,322	—
Dividends received from subsidiaries	903	450	—	(1,353)	—
Depreciation and amortization	—	354	637	—	991
(Increase) decrease in working capital	40	344	(188)	—	196
Other, net	(26)	(261)	(239)	—	(526)
Net cash provided by operating activities	909	749	1,639	(1,353)	1,944
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(118)	(231)	—	(349)
Other, net	—	(15)	(9)	—	(24)
Net cash used by investing activities	—	(133)	(240)	—	(373)
Cash flows from financing activities:
Debt repaid	—	(953)	(1)	—	(954)
Dividends paid	(461)	—	(1,353)	1,353	(461)
Issuance of common stock, net of common stock acquired	5	—	—	—	5
Proceeds from noncontrolling interest	—	—	13	—	13
Intercompany activity, net	(427)	412	15	—	—
Other, net	145	(98)	(63)	—	(16)
Net cash used by financing activities	(738)	(639)	(1,389)	1,353	(1,413)
Net increase (decrease) in cash and cash equivalents	171	(23)	10	—	158
Cash and cash equivalents at beginning of period	938	81	278	—	1,297
Cash and cash equivalents at end of period	$1,109	$58	$288	$—	$1,455

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$619	$(208)	$1,074	$(874)	$611
Impairments, store closing and other costs	—	295	184	—	479
Settlement charges	—	34	64	—	98
Gains on sale of real estate	—	(95)	(114)	—	(209)
Equity in earnings of subsidiaries	(619)	(255)	—	874	—
Dividends received from subsidiaries	957	575	—	(1,532)	—
Depreciation and amortization	—	407	651	—	1,058
(Increase) decrease in working capital	110	(373)	227	—	(36)
Other, net	28	37	(265)	—	(200)
Net cash provided by operating activities	1,095	417	1,821	(1,532)	1,801
Cash flows from investing activities:
Disposition (purchase) of property and equipment and capitalized software, net	—	13	(252)	—	(239)
Other, net	—	32	20	—	52
Net cash provided (used) by investing activities	—	45	(232)	—	(187)
Cash flows from financing activities:
Debt repaid	—	(750)	(1)	—	(751)
Dividends paid	(459)	—	(1,532)	1,532	(459)
Common stock acquired, net of issuance of common stock	(280)	—	—	—	(280)
Proceeds from noncontrolling interest	—	—	6	—	6
Intercompany activity, net	(144)	254	(110)	—	—
Other, net	(15)	24	49	—	58
Net cash used by financing activities	(898)	(472)	(1,588)	1,532	(1,426)
Net increase (decrease) in cash and cash equivalents	197	(10)	1	—	188
Cash and cash equivalents at beginning of period	741	91	277	—	1,109
Cash and cash equivalents at end of period	$938	$81	$278	$—	$1,297

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2015
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,072	$89	$1,402	$(1,493)	$1,070
Impairments, store closing and other costs	—	170	118	—	288
Gains on sale of real estate	—	(110)	(102)	—	(212)
Equity in earnings of subsidiaries	(1,072)	(421)	—	1,493	—
Dividends received from subsidiaries	1,086	—	—	(1,086)	—
Depreciation and amortization	—	440	621	—	1,061
(Increase) decrease in working capital	25	(211)	50	—	(136)
Other, net	(8)	(97)	18	—	(87)
Net cash provided (used) by operating activities	1,103	(140)	2,107	(1,086)	1,984
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(180)	(729)	—	(909)
Other, net	—	83	(266)	—	(183)
Net cash used by investing activities	—	(97)	(995)	—	(1,092)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	348	(1)	—	347
Dividends paid	(456)	—	(1,086)	1,086	(456)
Common stock acquired, net of issuance of common stock	(1,838)	—	—	—	(1,838)
Proceeds from noncontrolling interest	—	—	5	—	5
Intercompany activity, net	12	(151)	139	—	—
Other, net	12	37	(136)	—	(87)
Net cash provided (used) by financing activities	(2,270)	234	(1,079)	1,086	(2,029)
Net increase (decrease) in cash and cash equivalents	(1,167)	(3)	33	—	(1,137)
Cash and cash equivalents at beginning of period	1,908	94	244	—	2,246
Cash and cash equivalents at end of period	$741	$91	$277	$—	$1,109