Form 10-Q
period 2018-05-05
Macy's, Inc.
filed 2018-06-01
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2018
Common Stock, $0.01 par value per share	306,370,666 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 weeks ended
	May 5, 2018	April 29, 2017
Net sales	$5,541	$5,350
Credit card revenues, net	157	161

Cost of sales	(3,382)	(3,303)
Selling, general and administrative expenses	(2,083)	(2,057)
Gains on sale of real estate	24	68
Impairment and other costs	(19)	—
Operating income	238	219
Benefit plan income, net	11	13
Interest expense	(71)	(86)
Premiums on early retirement of debt	—	(3)
Interest income	5	2
Income before income taxes	183	145
Federal, state and local income tax expense	(52)	(68)
Net income	131	77
Net loss attributable to noncontrolling interest	8	1
Net income attributable to Macy's, Inc. shareholders	$139	$78
Basic earnings per share attributable to Macy's, Inc. shareholders	$.45	$.26
Diluted earnings per share attributable to Macy's, Inc. shareholders	$.45	$.26

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 weeks ended
	May 5, 2018	April 29, 2017
Net income	$131	$77
Other comprehensive income (loss):
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	9	9
Tax effect related to items of other comprehensive income (loss)	(2)	(3)
Total other comprehensive income, net of tax effect	7	6
Comprehensive income	138	83
Comprehensive loss attributable to noncontrolling interest	8	1
Comprehensive income attributable to Macy's, Inc. shareholders	$146	$84

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,531	$1,455	$1,201
Receivables	250	363	345
Merchandise inventories	5,291	5,178	5,626
Prepaid expenses and other current assets	638	650	634
Total Current Assets	7,710	7,646	7,806
Property and Equipment - net of accumulated depreciation and amortization of $4,765, $4,610 and $5,013	6,575	6,672	6,886
Goodwill	3,908	3,897	3,897
Other Intangible Assets – net	486	488	496
Other Assets	889	880	793
Total Assets	$19,568	$19,583	$19,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$25	$22	$313
Merchandise accounts payable	2,045	1,590	2,028
Accounts payable and accrued liabilities	2,695	3,271	3,042
Income taxes	312	296	355
Total Current Liabilities	5,077	5,179	5,738
Long-Term Debt	5,857	5,861	6,412
Deferred Income Taxes	1,169	1,148	1,522
Other Liabilities	1,664	1,662	1,846
Shareholders' Equity:
Macy's, Inc.	5,821	5,745	4,362
Noncontrolling interest	(20)	(12)	(2)
Total Shareholders’ Equity	5,801	5,733	4,360
Total Liabilities and Shareholders’ Equity	$19,568	$19,583	$19,878

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	13 weeks ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net income	$131	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment and other costs	19	—
Depreciation and amortization	235	243
Stock-based compensation expense	17	13
Gains on sale of real estate	(24)	(68)
Changes in assets and liabilities:
Decrease in receivables	105	170
Increase in merchandise inventories	(115)	(227)
Increase in prepaid expenses and other current assets	(20)	(16)
Increase in merchandise accounts payable	415	573
Decrease in accounts payable, accrued liabilities and other items not separately identified	(444)	(545)
Increase in current income taxes	25	3
Increase in deferred income taxes	19	41
Change in other assets and liabilities not separately identified	(41)	(27)
Net cash provided by operating activities	322	237
Cash flows from investing activities:
Purchase of property and equipment	(132)	(117)
Capitalized software	(58)	(60)
Disposition of property and equipment	23	96
Other, net	11	21
Net cash used by investing activities	(156)	(60)
Cash flows from financing activities:
Debt repaid	(3)	(152)
Dividends paid	(116)	(115)
Decrease in outstanding checks	(10)	(10)
Acquisition of treasury stock	—	(1)
Issuance of common stock	28	2
Proceeds from noncontrolling interest	2	3
Net cash used by financing activities	(99)	(273)
Net increase (decrease) in cash, cash equivalents and restricted cash	67	(96)
Cash, cash equivalents and restricted cash beginning of period	1,513	1,334
Cash, cash equivalents and restricted cash end of period	$1,580	$1,238
Supplemental cash flow information:
Interest paid	$65	$76
Interest received	5	2
Income taxes paid (net of refunds received)	8	16
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company's operations are conducted through approximately 850 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet, bluemercury and STORY in 44 states, the District of Columbia, Guam and Puerto Rico, as well as macys.com, bloomingdales.com and bluemercury.com. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (the "2017 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2017 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended May 5, 2018 and April 29, 2017, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 5, 2018 and April 29, 2017 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts in the most recent years and adoption of new accounting standards as discussed in more detail below.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 weeks ended May 5, 2018 and April 29, 2017 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of operating expenses in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in selling, general and administrative expenses on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.
Revenue
Revenue is recognized when customers obtain control of goods and services promised by the Company. The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services. The Company's revenue generating activities include the following:
Retail Sales
Retail sales include merchandise sales, licensed department income, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Sales of merchandise are recorded at the time of shipment to the customer and are reported net of estimated merchandise returns and certain customer incentives. Commissions earned on sales generated by

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

licensed departments are included as a component of total net sales and are recognized as revenue at the time merchandise is sold to customers. Service revenues (e.g., alteration and cosmetic services) are recorded at the time the customer receives the benefit of the service. The Company has elected to present sales taxes on a net basis and, as such, sales taxes are included in Accounts Payable and Accrued Liabilities until remitted to the taxing authorities.
For each of the 13 weeks ended May 5, 2018 and April 29, 2017, Macy's accounted for 88% of the Company's net sales. Disaggregation of the Company's net sales by family of business for the 13 weeks ended May 5, 2018 and April 29, 2017 were as follows:

	13 weeks ended
Net sales by family of business	May 5, 2018	April 29, 2017
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,165	$2,069
Women's Apparel	1,354	1,333
Men's and Children's	1,175	1,115
Home/Other (a)	847	833
Total	$5,541	$5,350
(a) Other primarily includes restaurant sales and breakage income from unredeemed gift cards.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in Accounts Payable and Accrued Liabilities on the Company's consolidated balance sheets and was $298 million, $291 million and $338 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively. Included in Prepaid Expenses and Other Current Assets is an asset totaling $204 million, $201 million and $236 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively, for the right to recover products from customers associated with estimated merchandise returns.
Credit Card Revenues, net
In 2005, the Company entered into an arrangement with Citibank to sell the Company's private label and co-branded credit cards ("Credit Card Program"). Subsequent to this initial arrangement and associated amendments, in 2014, the Company entered into an amended and restated Credit Card Program Agreement (the "Program Agreement") with Citibank. As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the underlying Credit Card Program. Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and the Company’s profit share is recognized based on the performance of the underlying portfolio. Revenue associated with the establishment of new credit accounts and assisting in the receipt of payments for existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company’s Credit Card Program, net of fraud losses and expenses associated with establishing new accounts.
Customer Loyalty Programs
The Company maintains customer loyalty programs in which customers earn points based on their purchases. Under the Macy’s brand, points are earned based on customers’ spending on Macy’s private label and co-branded credit cards as well as non-proprietary cards during certain tender-neutral promotional events. Under the Bloomingdale’s brand, the Company offers a tender neutral points-based program. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs is included in Accounts Payable and Accrued Liabilities on the Company's consolidated balance sheets and was $71 million, $73 million and $60 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively.
Gift Cards
The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records revenue from unredeemed gift cards (breakage) in net sales in proportion over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

cards is included in Accounts Payable and Accrued Liabilities on the Company's consolidated balance sheets and was $656 million, $821 million and $651 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively.
Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which established principles to report useful information to financial statements users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise ASC Topic 606, Revenue from Contracts with Customers, and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The new standard and its related updates were adopted by the Company on February 4, 2018. On the effective date, the Company elected to apply the new guidance retrospectively to each prior reporting period presented which resulted in an increase to retained earnings of $72 million and $54 million at the beginning of fiscal 2018 and fiscal 2017, respectively.

Overall, the new standard did not have a material impact to the results of the Company's operations or consolidated statements of financial position, but impacted the presentation and timing of certain revenue transactions. Specifically, the changes included gross presentation of the Company's estimates for future sales returns and related recoverable assets, presenting income from credit operations, gift card breakage income, and certain loyalty program income as separate components of revenue and recognizing gift card breakage revenue over the period of redemption for gift cards associated with certain returns. The Company's evaluation of the new standards included a review of certain vendor arrangements to determine whether the Company acts as principal or agent in such arrangements and such evaluation did not result in any material changes in gross versus net presentation as a result of the adoption of the new standards.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (ASC Topic 715), which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The Company adopted this standard effective February 4, 2018 on a retrospective basis and has recognized its net periodic benefit costs, excluding service costs, in Benefit Plan Income, net on its consolidated statements of income.

In 2016 the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC Topic 230): Restricted Cash, and ASU No. 2016-15, Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments. These standards were issued to resolve numerous diversities in practice with regard to the presentation and classification of certain cash receipts and payments in the statement of cash flows. The standards were effective for the Company on February 4, 2018, and were adopted using a retrospective transition method to each period presented. As a result of these standards, the Company included its beginning-of-period restricted cash balances of $58 million and end-of-period restricted cash balances of $49 million when reconciling the consolidated statement of cash flow movement for the first quarter of 2018. Similarly, for the first quarter of 2017, the Company included its beginning-of-period restricted cash balances of $37 million and end-of-period restricted cash balances of $37 million. In addition to these changes, the Company changed the classification of $3 million of cash payments for the prepayment of debt from an operating outflow to a financing outflow for the first quarter of 2017.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for stranded tax effects in accumulated other comprehensive income resulting from H.R. 1, originally known as the “Tax Cuts and Jobs Act,” to be reclassified to retained earnings. The Company early adopted this standard during the first quarter of 2018 and, as a result, reclassified $164 million of stranded tax effects to retained earnings.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 weeks ended
	May 5, 2018			April 29, 2017
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$139		305.7	$78		304.3
Shares to be issued under deferred compensation and other plans			0.9			0.7
	$139		306.6	$78		305.0
Basic earnings per share attributable to Macy's, Inc. shareholders		$.45			$.26
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			2.8			1.9
	$139		309.4	$78		306.9
Diluted earnings per share attributable to Macy's, Inc. shareholders		$.45			$.26

In addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 15.7 million shares of common stock and restricted stock units relating to 2.5 million shares of common stock were outstanding at May 5, 2018, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

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

3.    Financing Activities
The following table shows the detail of debt repayments:

	13 weeks ended
	May 5, 2018	April 29, 2017
	(millions)
6.375% Senior notes due 2037	$—	$135
6.7% Senior debentures due 2034	—	11
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
	$3	$149

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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 weeks ended
	May 5, 2018	April 29, 2017
	(millions)
401(k) Qualified Defined Contribution Plan	$23	$21

Non-Qualified Defined Contribution Plan	$—	$—

Pension Plan
Service cost	$2	$1
Interest cost	26	27
Expected return on assets	(53)	(56)
Recognition of net actuarial loss	8	8
Amortization of prior service credit	—	—
	$(17)	$(20)
Supplementary Retirement Plan
Service cost	$—	$—
Interest cost	6	6
Recognition of net actuarial loss	2	2
Amortization of prior service cost	—	—
	$8	$8

Total Retirement Expense	$14	$9

Postretirement Obligations
Service cost	$—	$—
Interest cost	1	1
Recognition of net actuarial gain	(1)	(1)
Amortization of prior service credit	—	—
	$—	$—

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	May 5, 2018				April 29, 2017
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$96	$25	$71	$—	$90	$21	$69	$—

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
The following table shows the estimated fair value of the Company's long-term debt, excluding capital leases and other obligations:

	May 5, 2018			April 29, 2017
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$5,803	$5,832	$5,621	$6,310	$6,385	$6,251

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
Condensed Consolidating Statements of Comprehensive Income for the 13 weeks ended May 5, 2018 and April 29, 2017, Condensed Consolidating Balance Sheets as of May 5, 2018, April 29, 2017 and February 3, 2018, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 5, 2018 and April 29, 2017 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 weeks ended May 5, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,008	$5,363	$(1,830)	$5,541
Credit card revenues (expense), net	—	(6)	163	—	157

Cost of sales	—	(1,320)	(3,892)	1,830	(3,382)
Selling, general and administrative expenses	—	(828)	(1,255)	—	(2,083)
Gains on sale of real estate	—	23	1	—	24
Impairment and other costs	—	—	(19)	—	(19)
Operating income (loss)	—	(123)	361	—	238
Benefit plan income, net	—	4	7	—	11
Interest (expense) income, net:
External	4	(71)	1	—	(66)
Intercompany	—	(18)	18	—	—
Equity in earnings of subsidiaries	136	102	—	(238)	—
Income (loss) before income taxes	140	(106)	387	(238)	183
Federal, state and local income tax benefit (expense)	(1)	37	(88)	—	(52)
Net income (loss)	139	(69)	299	(238)	131
Net loss attributable to noncontrolling interest	—	—	8	—	8
Net income (loss) attributable to Macy's, Inc. shareholders	$139	$(69)	$307	$(238)	$139
Comprehensive income (loss)	$146	$(63)	$303	$(248)	$138
Comprehensive loss attributable to noncontrolling interest	—	—	8	—	8
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$146	$(63)	$311	$(248)	$146

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 weeks ended April 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,064	$5,130	$(1,844)	$5,350
Credit card revenues (expense), net	—	(6)	167	—	161

Cost of sales	—	(1,386)	(3,761)	1,844	(3,303)
Selling, general and administrative expenses	(1)	(767)	(1,289)	—	(2,057)
Gains on sale of real estate	—	65	3	—	68
Operating income (loss)	(1)	(30)	250	—	219
Benefit plan income, net	—	5	8	—	13
Interest (expense) income, net:
External	1	(85)	—	—	(84)
Intercompany	—	(34)	34	—	—
Premiums on early retirement of debt	—	(3)	—	—	(3)
Equity in earnings of subsidiaries	78	1	—	(79)	—
Income (loss) before income taxes	78	(146)	292	(79)	145
Federal, state and local income tax benefit (expense)	—	26	(94)	—	(68)
Net income (loss)	78	(120)	198	(79)	77
Net loss attributable to noncontrolling interest	—	—	1	—	1
Net income (loss) attributable to Macy's, Inc. shareholders	$78	$(120)	$199	$(79)	$78
Comprehensive income (loss)	$84	$(114)	$202	$(89)	$83
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$84	$(114)	$203	$(89)	$84

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of May 5, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,070	$79	$382	$—	$1,531
Receivables	—	48	202	—	250
Merchandise inventories	—	2,283	3,008	—	5,291
Prepaid expenses and other current assets	—	150	488	—	638
Total Current Assets	1,070	2,560	4,080	—	7,710
Property and Equipment – net	—	3,298	3,277	—	6,575
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	43	443	—	486
Other Assets	1	96	792	—	889
Deferred Income Taxes	5	—	—	(5)	—
Intercompany Receivable	1,156	—	2,113	(3,269)	—
Investment in Subsidiaries	3,975	4,232	—	(8,207)	—
Total Assets	$6,207	$13,555	$11,287	$(11,481)	$19,568
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$19	$—	$25
Merchandise accounts payable	—	896	1,149	—	2,045
Accounts payable and accrued liabilities	109	784	1,802	—	2,695
Income taxes	253	35	24	—	312
Total Current Liabilities	362	1,721	2,994	—	5,077
Long-Term Debt	—	5,841	16	—	5,857
Intercompany Payable	—	3,269	—	(3,269)	—
Deferred Income Taxes	—	570	604	(5)	1,169
Other Liabilities	24	416	1,224	—	1,664
Shareholders' Equity:
Macy's, Inc.	5,821	1,738	6,469	(8,207)	5,821
Noncontrolling Interest	—	—	(20)	—	(20)
Total Shareholders' Equity	5,821	1,738	6,449	(8,207)	5,801
Total Liabilities and Shareholders' Equity	$6,207	$13,555	$11,287	$(11,481)	$19,568

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$779	$99	$323	$—	$1,201
Receivables	—	118	227	—	345
Merchandise inventories	—	2,560	3,066	—	5,626
Prepaid expenses and other current assets	—	150	484	—	634
Total Current Assets	779	2,927	4,100	—	7,806
Property and Equipment – net	—	3,479	3,407	—	6,886
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	49	447	—	496
Other Assets	—	45	748	—	793
Deferred Income Taxes	24	—	—	(24)	—
Intercompany Receivable	902	—	2,092	(2,994)	—
Investment in Subsidiaries	3,063	3,598	—	(6,661)	—
Total Assets	$4,768	$13,413	$11,376	$(9,679)	$19,878
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$306	$7	$—	$313
Merchandise accounts payable	—	841	1,187	—	2,028
Accounts payable and accrued liabilities	22	962	2,058	—	3,042
Income taxes	317	6	32	—	355
Total Current Liabilities	339	2,115	3,284	—	5,738
Long-Term Debt	—	6,395	17	—	6,412
Intercompany Payable	—	2,994	—	(2,994)	—
Deferred Income Taxes	—	733	813	(24)	1,522
Other Liabilities	67	498	1,281	—	1,846
Shareholders' Equity:
Macy's, Inc.	4,362	678	5,983	(6,661)	4,362
Noncontrolling Interest	—	—	(2)	—	(2)
Total Shareholders' Equity	4,362	678	5,981	(6,661)	4,360
Total Liabilities and Shareholders' Equity	$4,768	$13,413	$11,376	$(9,679)	$19,878

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of February 3, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,109	$58	$288	$—	$1,455
Receivables	—	85	278	—	363
Merchandise inventories	—	2,344	2,834	—	5,178
Prepaid expenses and other current assets	—	165	485	—	650
Total Current Assets	1,109	2,652	3,885	—	7,646
Property and Equipment – net	—	3,349	3,323	—	6,672
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	44	444	—	488
Other Assets	1	89	790	—	880
Deferred Income Taxes	11	—	—	(11)	—
Intercompany Receivable	884	—	2,388	(3,272)	—
Investment in Subsidiaries	4,032	4,126	—	(8,158)	—
Total Assets	$6,037	$13,575	$11,412	$(11,441)	$19,583
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$16	$—	$22
Merchandise accounts payable	—	653	937	—	1,590
Accounts payable and accrued liabilities	159	980	2,132	—	3,271
Income taxes	113	30	153	—	296
Total Current Liabilities	272	1,669	3,238	—	5,179
Long-Term Debt	—	5,844	17	—	5,861
Intercompany Payable	—	3,272	—	(3,272)	—
Deferred Income Taxes	—	559	600	(11)	1,148
Other Liabilities	20	430	1,212	—	1,662
Shareholders' Equity:
Macy's, Inc.	5,745	1,801	6,357	(8,158)	5,745
Noncontrolling Interest	—	—	(12)	—	(12)
Total Shareholders' Equity	5,745	1,801	6,345	(8,158)	5,733
Total Liabilities and Shareholders' Equity	$6,037	$13,575	$11,412	$(11,441)	$19,583

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 weeks ended May 5, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$139	$(69)	$299	$(238)	$131
Impairment and other costs	—	—	19	—	19
Equity in earnings of subsidiaries	(136)	(102)	—	238	—
Dividends received from subsidiaries	200	—	—	(200)	—
Depreciation and amortization	—	82	153	—	235
Gains on sale of real estate	—	(23)	(1)	—	(24)
Changes in assets, liabilities and other items not separately identified	150	175	(364)	—	(39)
Net cash provided by operating activities	353	63	106	(200)	322
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(50)	(117)	—	(167)
Other, net	—	(10)	21	—	11
Net cash used by investing activities	—	(60)	(96)	—	(156)
Cash flows from financing activities:
Debt repaid	—	(3)	—	—	(3)
Dividends paid	(116)	—	(200)	200	(116)
Issuance of common stock, net of common stock acquired	28	—	—	—	28
Proceeds from noncontrolling interest	—	—	2	—	2
Intercompany activity, net	(254)	(10)	264	—	—
Other, net	(50)	23	17	—	(10)
Net cash provided (used) by financing activities	(392)	10	83	200	(99)
Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	13	93	—	67
Cash, cash equivalents and restricted cash at beginning of period	1,109	79	325	—	1,513
Cash, cash equivalents and restricted cash at end of period	$1,070	$92	$418	$—	$1,580

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 weeks ended April 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$78	$(120)	$198	$(79)	$77
Equity in earnings of subsidiaries	(78)	(1)	—	79	—
Dividends received from subsidiaries	211	—	—	(211)	—
Depreciation and amortization	—	89	154	—	243
Gains on sale of real estate	—	(65)	(3)	—	(68)
Changes in assets, liabilities and other items not separately identified	251	241	(507)	—	(15)
Net cash provided (used) by operating activities	462	144	(158)	(211)	237
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	58	(139)	—	(81)
Other, net	—	—	21	—	21
Net cash provided (used) by investing activities	—	58	(118)	—	(60)
Cash flows from financing activities:
Debt repaid	—	(152)	—	—	(152)
Dividends paid	(115)	—	(211)	211	(115)
Issuance of common stock, net of common stock acquired	1	—	—	—	1
Proceeds from noncontrolling interest	—	—	3	—	3
Intercompany activity, net	(515)	(1)	516	—	—
Other, net	8	(31)	13	—	(10)
Net cash provided (used) by financing activities	(621)	(184)	321	211	(273)
Net increase (decrease) in cash, cash equivalents and restricted cash	(159)	18	45	—	(96)
Cash, cash equivalents and restricted cash at beginning of period	938	81	315	—	1,334
Cash, cash equivalents and restricted cash at end of period	$779	$99	$360	$—	$1,238

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "first quarter of 2018" and "first quarter of 2017" are to the Company's 13-week fiscal periods ended May 5, 2018 and April 29, 2017, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2017 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2017 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 24 to 26.
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and children's), cosmetics, home furnishings and other consumer goods. The Company operates approximately 850 stores in 44 states, the District of Columbia, Guam and Puerto Rico. As of May 5, 2018, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage, bluemercury and STORY.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
During the first quarter of 2018, the Company continued to implement its North Star strategy whose points involve strengthening of the Company's brand, delivery of a meaningful and unique shopping experience, embracing customer centricity, identifying and realizing financial resources to fuel growth, and innovative transformation of the Company's omnichannel business. Specifically, the Company executed on a number of underlying initiatives during the quarter:

•
The Company added a tender-neutral option to the Macy's Star Rewards loyalty program to facilitate brand engagement, increase retention and provide rewards to its customers regardless of payment choice.

•
As part of the expansion of Backstage, Macy's off-price business, the Company opened 18 new Backstage locations within existing Macy’s stores. This expansion brings the total Backstage locations to 70 (7 freestanding and 63 inside Macy's stores) as of May 5, 2018. The Company expects to open approximately 40 more locations inside Macy's stores in the second quarter of 2018 and approximately 100 in total during fiscal 2018.

•
To enable the growth of its vendor direct program (i.e., e-commerce merchandise purchased from the Company's digital applications and websites and shipped directly from the respective vendor), the Company has partnered with CommerceHub to significantly increase the available online merchandise assortment (i.e., create an endless aisle) in select departments throughout the rest of fiscal 2018.

•
The Company's focus and development on product, presentation, process, promotion and people has begun at its Growth50 locations. The Growth50 locations represent a mix of 50 stores of varying size and geography where the Company is accelerating the implementation of numerous successful store initiatives tested in 2017, including facilities upgrades, merchandising strategies and localized marketing plans. Such activities are expected to be complete before the commencement of the 2018 holiday shopping season.

•
Throughout fiscal 2018, more options will be provided to customers for pick-up, delivery and checkout at Macy's, including the expansion of Buy Online Pickup in Store, Buy Online Ship to Store, At Your Service counters and mobile checkout.

During the first quarter of 2018, Bloomingdale's achieved strong performance and benefited from improved international tourism. Bloomingdale's also opened its newly remodeled shoe floor at the flagship 59th Street location in New York City. There are more than 100 shoe brands, 17 that are new to Bloomingdale's and 34 that are exclusive, occupying more than 25,000 selling square feet within the location.
In addition to the above, the Company is focused on accelerating the growth of its luxury beauty products and spa retailer, bluemercury, by opening additional freestanding bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding bluemercury products and boutiques to Macy's stores. 2 new freestanding bluemercury locations were opened in the first quarter of 2018 and 23 additional locations are expected to open later in the fiscal year. As of May 5, 2018, the Company is operating 159 bluemercury locations (139 freestanding and 20 inside Macy's stores).

MACY'S, INC.

During the first quarter of 2018, the Company acquired STORY, a concept store in New York City that reinvents itself every few weeks to attract new customers and retain existing ones. In connection with this acquisition, Rachel Shechtman, STORY's founder and Chief Executive Officer, joined Macy's as its Brand Experience Officer to, among other things, enhance the shopping environment for Macy's in-store customers.
The Company has come to a mutual agreement to end the joint venture with Fung Retailing Limited. Macy’s will remain active on Alibaba’s e-commerce platform TMall, as well as social media channels. The Macy’s e-commerce team in San Francisco will manage the ongoing China business with operational support from Fung Omni in Shanghai.

Results of Operations
Comparison of the First Quarter of 2018 and the First Quarter of 2017

	First Quarter of 2018		First Quarter of 2017
	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$5,541		$5,350
Increase (decrease) in comparable sales	3.9%		(5.2)%
Credit card revenues, net	157	2.8%	161	3.0%

Cost of sales	(3,382)	(61.0)%	(3,303)	(61.7)%
Selling, general and administrative expenses	(2,083)	(37.6)%	(2,057)	(38.5)%
Gains on sale of real estate	24	0.4%	68	1.3%
Impairment and other costs	(19)	(0.3)%	—	—%
Operating income	238	4.3%	219	4.1%
Benefit plan income, net	11		13
Interest expense - net	(66)		(84)
Premiums on the early retirement of debt	—		(3)
Income before income taxes	183		145
Federal, state and local income tax expense	(52)		(68)
Net income	131		77
Net loss attributable to noncontrolling interest	8		1
Net income attributable to Macy's, Inc. shareholders	$139	2.5%	$78	1.5%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$.45		$.26

Supplemental Non-GAAP Financial Measures

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$.48		$.26

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items and gains on sale of real estate	$.42		$.12

Net Sales
Net sales for the first quarter of 2018 increased $191 million or 3.6% compared to the first quarter of 2017. The increase in comparable sales on an owned plus licensed basis for the first quarter of 2018 was 4.2% compared to the first quarter of 2017. Sales during the quarter benefited from a timing shift of the Spring 2018 Friends and Family promotional event from the second quarter to the first quarter of 2018 by approximately 250 basis points. Excluding this shift, comparable sales on an owned plus licensed basis were estimated to be up 1.7%. The Company’s digital business continued its strong growth with double digit gains in the first quarter of 2018 and international tourism sales increased compared to the prior year and

MACY'S, INC.

for only the second time since mid-2014. Sales during the first quarter of 2018 were the strongest in fine jewelry, fragrances, men's tailored clothing, dresses, kids, active and home. Geographically, the Company experienced strong sales across all regions.
Credit Card Revenues, Net
Credit card revenues, net were $157 million in the first quarter of 2018, a decrease of $4 million compared to $161 million recognized in the first quarter of 2017. Credit card revenues, net include costs related to new account originations and fraudulent transactions incurred on the Company’s private label credit cards.
Cost of Sales
The cost of sales rate as a percent to net sales for the first quarter of 2018 decreased to 61.0% compared to 61.7% for the first quarter of 2017. This decrease in the cost of sales rate as a percent to net sales was primarily due to fresher inventory levels during the quarter which resulted in lower markdowns.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the first quarter of 2018 increased $26 million or 1.3% from the first quarter of 2017. The SG&A rate as a percent to net sales of 37.6% was 90 basis points lower in the first quarter of 2018, as compared to the first quarter of 2017. This increase in SG&A expenses was driven primarily by investments in the Growth50 locations and continued investments in other strategic initiatives including digital growth, the expansion of Macy's Backstage and bluemercury and the Company's new employee incentive plan.
Gains on Sale of Real Estate
The first quarter of 2018 included asset sale gains of $24 million, including approximately $18 million related to the Brooklyn transaction. This compares to $68 million of asset sale gains recognized in the first quarter of 2017, including $47 million related to the downtown Minneapolis property and $9 million related to the Brooklyn transaction.
Impairment and Other Costs
Impairment and other costs of $19 million for the first quarter of 2018 were associated with the wind-down of Macy's China Limited. No such charges were recognized in the first quarter of 2017.
Benefit Plan Income, Net
The first quarters of 2018 and 2017 included $11 million and $13 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses.
Net Interest Expense
Net interest expense for the first quarter of 2018 decreased $18 million from the first quarter of 2017 due to a reduction in the Company's debt from $6.7 billion as of the end of the first quarter of 2017 to $5.9 billion as of the end of the first quarter of 2018. This reduction of approximately $800 million is due to the maturity, open market repurchase and tender offer of certain of the Company's borrowings in fiscal 2017.
Premiums on Early Retirement of Debt
The Company repurchased approximately $146 million face value of senior notes and debentures in the first quarter of 2017. The debt repurchases were made in the open market for a total cost of approximately $149 million, including expenses related to the transactions. As a result of the debt repurchases, the Company recognized $3 million in premium and fees in the first quarter of 2017.
Effective Tax Rate
The Company's effective tax rate of 28.4% for the first quarter of 2018 and 46.9% for the first quarter of 2017 differ from the federal income tax statutory rate of 21% and 35%, respectively, because of the effects of state and local taxes, including the settlement of various tax issues and tax examinations. Further, the first quarter of 2018 and 2017 included the recognition of approximately $3 million and $11 million, respectively, of net tax deficiencies associated with share-based payment awards. In addition to these items, the effective tax for the first quarter of 2018 was lower than the effective tax rate for the first quarter of 2017 due to the enactment of U.S. federal tax reform in December 2017, which lowered the Company's federal income tax statutory rate as outlined above.

MACY'S, INC.

Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the first quarter of 2018 increased $61 million compared to the first quarter of 2017. The first quarter of 2018 included higher sales, lower interest expense and a lower effective tax rate. The first quarter of 2018 also included $10 million of after tax impairment and other costs, lower gains associated with the sale of real estate as well as higher SG&A. Net income, excluding impairment and other costs, for the first quarter of 2018 increased $69 million compared to net income, excluding premiums on the early retirement of debt in the first quarter of 2017. Also excluding gains on the sale of real estate, net income for the first quarter of 2018 increased $93 million compared to the first quarter of 2017.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the first quarter of 2018 increased $.19 compared to the first quarter of 2017, reflecting higher net income. Excluding the impact of impairment and other costs, diluted earnings per share for the first quarter of 2018 increased $.22 or 84.6% compared to the first quarter of 2017. In addition excluding gains on sale of real estate, diluted earnings per share increased $.30 or 250% compared to the first quarter of 2017.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in the first quarter of 2018 was $322 million, compared to $237 million provided in first quarter of 2017, primarily due to higher sales in the current quarter.
Investing Activities
Net cash used by investing activities was $156 million in the first quarter of 2018, compared to net cash used by investing activities of $60 million in the first quarter of 2017. Investing activities for the first quarter of 2018 include purchases of property and equipment totaling $132 million and capitalized software of $58 million, compared to purchases of property and equipment totaling $117 million and capitalized software of $60 million in the first quarter of 2017. Additionally, the Company received cash of $23 million from the disposition of property and equipment in the first quarter of 2018, primarily related to real estate transactions, as compared to $96 million received in the first quarter of 2017. The first quarter of 2017 included $59 million of proceeds from the sale of the downtown Minneapolis property.
Financing Activities
Net cash used by the Company for financing activities was $99 million for the first quarter of 2018, including payment of $116 million of cash dividends. This outflow was partially offset by $28 million from the issuance of common stock, primarily related to the exercise of stock options.
Net cash used by the Company for financing activities was $273 million for the first quarter of 2017, including payment of $115 million of cash dividends and payments primarily related to debt repurchases of $152 million. These outflows were partially offset by $2 million from the issuance of common stock, primarily related to the exercise of stock options.
The Company is party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 6, 2021. As of May 5, 2018, the Company did not have any borrowings or letters of credit outstanding under its credit facility.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under its bank credit agreement. As of May 5, 2018, the Company did not have any borrowings outstanding under its commercial paper program.
As of May 5, 2018 the Company was required to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the credit agreement. The Company's interest coverage ratio for the first quarter of 2018 was 9.59 and its leverage ratio at May 5, 2018 was 2.02, in each case as calculated in accordance with the credit agreement.
On May 18, 2018, the Company's board of directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable July 2, 2018, to shareholders of record at the close of business on June 15, 2018.

MACY'S, INC.

Capital Resources
Management believes that, with respect to the Company's current operations, its cash on hand and funds from operations, together with its credit facility and other capital resources, will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements in both the near term and over the longer term. The Company's ability to generate funds from operations may be affected by numerous factors, including general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. To the extent that the Company's cash balances from time to time exceed amounts that are needed to fund its immediate liquidity requirements, the Company will consider alternative uses of some or all of such excess cash. Such alternative uses may include, among others, the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and the funding of pension related obligations. Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes, including the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and the funding of pension related obligations.
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
On May 16, 2018, the Company issued a press release to report its preliminary earnings for the first quarter of 2018 and updated its guidance for fiscal 2018. The Company now expects adjusted earnings per diluted share of $3.75 to $3.95 in fiscal 2018, excluding anticipated settlement charges related to the Company’s defined benefit plans as well as impairment and other costs. This reflects an increase of 20 cents compared to the prior guidance. Total sales are expected to range from a 1 percent decline to a .5 percent increase in fiscal 2018. Comparable sales on an owned plus licensed basis are expected to increase between 1 and 2 percent. Comparable sales on an owned basis are expected to be 20-30 basis points below comparable sales on an owned plus licensed basis. Total sales guidance is provided on a 52-week basis in 2018 compared to a 53-week basis in 2017. Comparable sales guidance is provided on a 52-week basis in both 2018 and 2017.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes adjusting for growth in comparable sales of departments licensed to third parties and certain promotional events, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. In addition, management believes that excluding certain items from net income and diluted earnings per share attributable to Macy's, Inc. shareholders that are no longer associated with the Company’s core operations and that may vary substantially in frequency and magnitude period-to-period provides useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales and to more readily compare these metrics between past and future periods.
The reconciliation of the forward-looking non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis to GAAP comparable sales (i.e., on an owned basis) is in the same manner as illustrated below, except that the impact of growth in comparable sales of departments licensed to third parties is the only reconciling item. In addition, the Company does not provide the most directly comparable forward-looking GAAP measure of net income and diluted earnings per share attributable to Macy’s, Inc. shareholders excluding certain items because the timing and amount of excluded items are unreasonably difficult to fully and accurately estimate.
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

	First Quarter of 2018	First Quarter of 2017

Increase (decrease) in comparable sales on an owned basis (note 1)	3.9%	(5.2)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.3%	0.6%
Increase (decrease) in comparable sales on an owned plus licensed basis	4.2%	(4.6)%
Impact of quarterly timing shift associated with the Spring 2018 Friends and Family promotional event	(2.5)%	—%
Adjusted increase (decrease) in comparable sales on an owned plus licensed basis	1.7%	(4.6)%

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

MACY'S, INC.

Net Income and Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders, Excluding Certain Items
The following is a tabular reconciliation of the non-GAAP financial measure of net income and diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items identified below, to GAAP net income and diluted earnings per share attributable to Macy's, Inc., shareholders, which the Company believes to be the most directly comparable GAAP measures.

	First Quarter of 2018	First Quarter of 2017

Net income attributable to Macy’s, Inc. shareholders	$139	$78
Add back the pre-tax impact of impairment and other costs (Note)	13	—
Add back the pre-tax impact of premiums on the early retirement of debt	—	3
Deduct the income tax impact of certain items identified above	(3)	(1)
Net income attributable to Macy’s, Inc. shareholders, excluding certain items identified above	$149	$80

Deduct the pre-tax impact of gains on sale of real estate	(24)	(68)
Add back the income tax impact of gains on sale of real estate	6	26
Net income attributable to Macy’s, Inc. shareholders, excluding gains on sale of real estate and other certain items identified above	$131	$38
Note: The above pre-tax adjustment excludes impairment and other costs attributable to the noncontrolling interest shareholder of $6 million.

	First Quarter of 2018	First Quarter of 2017

Diluted earnings per share attributable to Macy’s, Inc. shareholders	$0.45	$0.26
Add back the pre-tax impact of impairment and other costs	0.04	—
Add back the pre-tax impact of premiums on the early retirement of debt	—	0.01
Deduct the income tax impact of certain items identified above	(0.01)	(0.01)
Diluted earnings per share attributable to Macy’s, Inc. shareholders, excluding certain items identified above	$0.48	$0.26

Deduct the pre-tax impact of gains on sale of real estate	(0.08)	(0.22)
Add back the income tax impact of gains on sale of real estate	0.02	0.08
Diluted earnings per share attributable to Macy’s, Inc. shareholders, excluding gains on sale of real estate and other certain items identified above	$0.42	$0.12

MACY'S, INC.

New Pronouncements
Accounting Pronouncements Recently Adopted
See Part I, Item 1, “Financial Statements — Note 1 — Summary of Significant Accounting Policies.”
Accounting Pronouncements Not Yet Adopted

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

There have been no material changes to the Company’s market risk as described in the Company's 2017 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2017 10-K.

Item 4.	Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 5, 2018, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of May 5, 2018 the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
From time to time major organizational restructuring and realignment occurs for which the Company reviews its internal control over financial reporting. As a result of this review, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MACY'S, INC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's 2017 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
February 4, 2018 – March 3, 2018	2	24.19	—	1,716
March 4, 2018 – April 7, 2018	3	27.73	—	1,716
April 8, 2018 – May 5, 2018	—	—	—	1,716
	5	—	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of May 5, 2018. All authorizations are cumulative and do not have an expiration date. As of May 5, 2018, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

•	the Company's ability to remain competitive and relevant as consumers' shopping behaviors migrate to other shopping channels and to maintain its brand and reputation;

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

•	duties, taxes, other charges and quotas on imports.
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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, filed on June 1, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Chief Legal Officer and Secretary

By:	/s/ FELICIA WILLIAMS
Felicia Williams Executive Vice President, Controller and Enterprise Risk Officer (Principal Accounting Officer)
Date: June 1, 2018