Form 10-Q
period 2018-08-04
Macy's, Inc.
filed 2018-08-31
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2018
Common Stock, $0.01 par value per share	306,972,712 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$5,572	$5,636	$11,112	$10,986
Credit card revenues, net	186	167	343	328

Cost of sales	(3,320)	(3,403)	(6,701)	(6,706)
Selling, general and administrative expenses	(2,164)	(2,161)	(4,247)	(4,218)
Gains on sale of real estate	46	43	70	111
Impairment and other costs	(17)	—	(36)	—
Operating income	303	282	541	501
Benefit plan income, net	11	14	22	27
Settlement charges	(50)	(51)	(50)	(51)
Interest expense	(69)	(82)	(140)	(168)
Gains (losses) on early retirement of debt	(5)	2	(5)	(1)
Interest income	7	3	12	5
Income before income taxes	197	168	380	313
Federal, state and local income tax expense	(33)	(60)	(84)	(128)
Net income	164	108	296	185
Net loss attributable to noncontrolling interest	2	3	10	4
Net income attributable to Macy's, Inc. shareholders	$166	$111	$306	$189
Basic earnings per share attributable to Macy's, Inc. shareholders	$0.54	$0.36	$0.99	$0.62
Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.53	$0.36	$0.98	$0.62

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income	$164	$108	$296	$185
Other comprehensive income (loss):
Actuarial gain (loss) on post employment and postretirement benefit plans, before tax	(29)	47	(29)	47
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	9	9	18	18
Settlement charges, before tax	50	51	50	51
Tax effect related to items of other comprehensive income (loss)	(10)	(42)	(12)	(45)
Total other comprehensive income, net of tax effect	20	65	27	71
Comprehensive income	184	173	323	256
Comprehensive loss attributable to noncontrolling interest	2	3	10	4
Comprehensive income attributable to Macy's, Inc. shareholders	$186	$176	$333	$260

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,068	$1,455	$783
Receivables	261	363	382
Merchandise inventories	4,956	5,178	4,980
Prepaid expenses and other current assets	580	650	571
Total Current Assets	6,865	7,646	6,716
Property and Equipment - net of accumulated depreciation and amortization of $4,914, $4,610 and $5,159	6,547	6,672	6,822
Goodwill	3,908	3,897	3,897
Other Intangible Assets – net	483	488	493
Other Assets	865	880	810
Total Assets	$18,668	$19,583	$18,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$63	$22	$16
Merchandise accounts payable	1,795	1,590	1,669
Accounts payable and accrued liabilities	2,608	3,271	2,939
Income taxes	15	296	52
Total Current Liabilities	4,481	5,179	4,676
Long-Term Debt	5,473	5,861	6,301
Deferred Income Taxes	1,194	1,148	1,549
Other Liabilities	1,626	1,662	1,773
Shareholders' Equity:
Macy's, Inc.	5,916	5,745	4,444
Noncontrolling interest	(22)	(12)	(5)
Total Shareholders’ Equity	5,894	5,733	4,439
Total Liabilities and Shareholders’ Equity	$18,668	$19,583	$18,738

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	26 Weeks Ended
	August 4, 2018	July 29, 2017
Cash flows from operating activities:
Net income	$296	$185
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment and other costs	36	—
Settlement charges	50	51
Depreciation and amortization	470	487
Stock-based compensation expense	31	31
Gains on sale of real estate	(70)	(111)
Amortization of financing costs and premium on acquired debt	(5)	(10)
Changes in assets and liabilities:
Decrease in receivables	88	119
Decrease in merchandise inventories	221	419
Decrease in prepaid expenses and other current assets	29	59
Increase in merchandise accounts payable	219	261
Decrease in accounts payable, accrued liabilities and other items not separately identified	(492)	(604)
Decrease in current income taxes	(271)	(302)
Increase in deferred income taxes	36	26
Change in other assets and liabilities not separately identified	(94)	(65)
Net cash provided by operating activities	544	546
Cash flows from investing activities:
Purchase of property and equipment	(275)	(247)
Additions to capitalized software	(133)	(125)
Disposition of property and equipment	88	150
Other, net	8	12
Net cash used by investing activities	(312)	(210)
Cash flows from financing activities:
Debt repaid	(357)	(560)
Dividends paid	(232)	(230)
Decrease in outstanding checks	(90)	(64)
Acquisition of treasury stock	—	(1)
Issuance of common stock	38	2
Proceeds from noncontrolling interest	5	6
Net cash used by financing activities	(636)	(847)
Net decrease in cash, cash equivalents and restricted cash	(404)	(511)
Cash, cash equivalents and restricted cash beginning of period	1,513	1,334
Cash, cash equivalents and restricted cash end of period	$1,109	$823
Supplemental cash flow information:
Interest paid	$156	$183
Interest received	11	5
Income taxes paid (net of refunds received)	319	401
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids), cosmetics, home furnishings and other consumer goods. The Company's operations are conducted through approximately 860 Macy's, Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet, bluemercury and STORY in 44 states, the District of Columbia, Guam and Puerto Rico. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts in the most recent years and adoption of new accounting standards as discussed in more detail below.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.
Revenue
Revenue is recognized when customers obtain control of goods and services promised by the Company. The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services. The Company's revenue generating activities include the following:
Retail Sales
Retail sales include merchandise sales, licensed department income, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Sales of merchandise are recorded at the time of shipment to the customer and are

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

reported net of estimated merchandise returns and certain customer incentives. Commissions earned on sales generated by licensed departments are included as a component of total net sales and are recognized as revenue at the time merchandise is sold to customers. Service revenues (e.g., alteration and cosmetic services) are recorded at the time the customer receives the benefit of the service. The Company has elected to present sales taxes on a net basis and, as such, sales taxes are included in accounts payable and accrued liabilities until remitted to the taxing authorities.
For the 13 weeks ended August 4, 2018 and July 29, 2017, Macy's accounted for 89% of the Company's net sales. For the 26 weeks ended August 4, 2018 and July 29, 2017, Macy's accounted for 88% and 89%, respectively, of the Company's net sales. Disaggregation of the Company's net sales by family of business for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017 were as follows:

	13 Weeks Ended		26 Weeks Ended
Net sales by family of business	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,046	$2,064	$4,211	$4,133
Women's Apparel	1,351	1,409	2,705	2,742
Men's and Kids	1,284	1,259	2,459	2,375
Home/Other (a)	891	904	1,737	1,736
Total	$5,572	$5,636	$11,112	$10,986
(a) Other primarily includes restaurant sales and breakage income from unredeemed gift cards.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $243 million, $291 million and $231 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively. Included in prepaid expenses and other current assets is an asset totaling $165 million, $201 million and $159 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
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
Customer Loyalty Programs
The Company maintains customer loyalty programs in which customers earn points based on their purchases. Under the Macy’s brand, points are earned based on customers’ spending on Macy’s private label and co-branded credit cards as well as non-proprietary cards during certain tender-neutral promotional events. Under the Bloomingdale’s brand, the Company offers a tender neutral points-based program. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer. The liability for customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $48 million, $73 million and $61 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively.
Gift Cards
The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The liability for unredeemed gift cards is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $614 million, $821 million and $596 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively.
Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which established principles to report useful information to financial statements users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise ASC Topic 606, Revenue from Contracts with Customers, and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The new standard and its related updates were adopted by the Company on February 4, 2018. On the effective date, the Company elected to apply the new guidance retrospectively to each prior period presented which resulted in an increase to retained earnings of $72 million and $54 million at the beginning of fiscal 2018 and fiscal 2017, respectively.

Overall, the new standard did not have a material impact on the results of the Company's operations or consolidated statements of financial position, but impacted the presentation and timing of certain revenue transactions. Specifically, the changes included gross presentation of the Company's estimates for future sales returns and related recoverable assets, presenting income from credit operations, gift card breakage income, and certain loyalty program income as separate components of revenue and recognizing gift card breakage revenue over the period of redemption for gift cards associated with certain returns. The Company's evaluation of the new standards included a review of certain vendor arrangements to determine whether the Company acts as principal or agent in such arrangements and such evaluation did not result in any material changes in gross versus net presentation as a result of the adoption of the new standards.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (ASC Topic 715), which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The Company adopted this standard effective February 4, 2018 on a retrospective basis to each prior period presented and has recognized its net periodic benefit costs, excluding service costs, in benefit plan income, net on its Consolidated Statements of Income.

In 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC Topic 230): Restricted Cash, and ASU No. 2016-15, Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments. These standards were issued to resolve numerous diversities in practice with regard to the presentation and classification of certain cash receipts and payments in the statement of cash flows. The standards were effective for the Company on February 4, 2018, and were adopted using a retrospective transition method to each prior period presented. As a result of these standards, the Company included its beginning-of-period restricted cash balances of $58 million and end-of-period restricted cash balances of $41 million when reconciling the Consolidated Statement of Cash Flow movement for the 26 weeks ended August 4, 2018. Similarly, for the 26 weeks ended July 29, 2017, the Company included its beginning-of-period restricted cash balances of $37 million and end-of-period restricted cash balances of $40 million. In addition to these changes, the Company changed the classification of $10 million of cash payments for the prepayment of debt from an operating outflow to a financing outflow for the 26 weeks ended July 29, 2017.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	August 4, 2018			July 29, 2017
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$166		306.8	$111		304.5
Shares to be issued under deferred compensation and other plans			0.9			1.0
	$166		307.7	$111		305.5
Basic earnings per share attributable to Macy's, Inc. shareholders		$0.54			$0.36
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			4.3			1.0
	$166		312.0	$111		306.5
Diluted earnings per share attributable to Macy's, Inc. shareholders		$0.53			$0.36

	26 Weeks Ended
	August 4, 2018			July 29, 2017
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$306		306.2	$189		304.4
Shares to be issued under deferred compensation and other plans			0.9			0.8
	$306		307.1	$189		305.2
Basic earnings per share attributable to Macy's, Inc. shareholders		$0.99			$0.62
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			3.6			1.5
	$306		310.7	$189		306.7
Diluted earnings per share attributable to Macy's, Inc. shareholders		$0.98			$0.62

In addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 12.8 million shares of common stock and restricted stock units relating to 1.4 million shares of common stock were outstanding at August 4, 2018, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	26 Weeks Ended
	August 4, 2018	July 29, 2017
	(millions)
7.45% Senior debentures due 2017	$—	$300
6.9% Senior debentures due 2029	90	3
4.5% Senior notes due 2034	80	—
6.7% Senior notes due 2028	60	3
6.375% Senior notes due 2037	43	135
6.7% Senior debentures due 2034	28	28
7.0% Senior debentures due 2028	27	2
6.65% Senior debentures due 2024	11	4
6.9% Senior debentures due 2032	5	72
9.5% Amortizing debentures due 2021	2	2
9.75% Amortizing debentures due 2021	1	1
	$347	$550

During the 26 weeks ended August 4, 2018, the Company repurchased $344 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of $354 million, including expenses related to the transactions. Such repurchases resulted in the recognition of expense of $5 million during the 13 and 26 weeks ended August 4, 2018 presented as losses on early retirement of debt on the Consolidated Statements of Income.

During the 26 weeks ended July 29, 2017, the Company repurchased $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of $257 million, including expenses related to the transactions. Such repurchases resulted in the recognition of income of $2 million and expense of $1 million during the 13 and 26 weeks ended July 29, 2017, respectively, presented as gains and losses on early retirement of debt on the Consolidated Statements of Income.

During the 26 weeks ended July 29, 2017, the Company also repaid, at maturity, $300 million of 7.45% Senior debentures due July 2017.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$24	$24	$47	$45

Non-Qualified Defined Contribution Plan	$1	$—	$1	$—

Pension Plan
Service cost	$1	$2	$3	$3
Interest cost	27	27	53	54
Expected return on assets	(53)	(57)	(106)	(113)
Recognition of net actuarial loss	8	8	16	16
Amortization of prior service credit	—	—	—	—
	$(17)	$(20)	$(34)	$(40)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	5	5	11	11
Recognition of net actuarial loss	2	2	4	4
Amortization of prior service cost	—	—	—	—
	$7	$7	$15	$15

Total Retirement Expense	$15	$11	$29	$20

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	1	2	2	3
Recognition of net actuarial gain	(1)	(1)	(2)	(2)
Amortization of prior service credit	—	—	—	—
	$—	$1	$—	$1

For the 13 and 26 weeks ended August 4, 2018 and July 29, 2017, the Company incurred non-cash settlement charges of $50 million and $51 million, respectively, related to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with store closings, organizational restructuring and a voluntary separation program, and periodic distribution activity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	August 4, 2018				July 29, 2017
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$96	$27	$69	$—	$99	$22	$77	$—

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
The following table shows the estimated fair value of the Company's long-term debt, excluding capital leases and other obligations:

	August 4, 2018			July 29, 2017
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$5,423	$5,447	$5,314	$6,209	$6,274	$6,217

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
Condensed Consolidating Statements of Comprehensive Income for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017, Condensed Consolidating Balance Sheets as of August 4, 2018, July 29, 2017 and February 3, 2018, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended August 4, 2018 and July 29, 2017 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended August 4, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,072	$4,914	$(1,414)	$5,572
Credit card revenues, net	—	3	183	—	186

Cost of sales	—	(1,271)	(3,463)	1,414	(3,320)
Selling, general and administrative expenses	—	(812)	(1,352)	—	(2,164)
Gains on sale of real estate	—	19	27	—	46
Impairment and other costs	—	2	(19)	—	(17)
Operating income	—	13	290	—	303
Benefit plan income, net	—	4	7	—	11
Settlement charges	(6)	(16)	(28)	—	(50)
Interest (expense) income, net:
External	5	(69)	2	—	(62)
Intercompany	—	(17)	17	—	—
Losses on early retirement of debt	—	(5)	—	—	(5)
Equity in earnings of subsidiaries	167	8	—	(175)	—
Income (loss) before income taxes	166	(82)	288	(175)	197
Federal, state and local income tax benefit (expense)	—	30	(63)	—	(33)
Net income (loss)	166	(52)	225	(175)	164
Net loss attributable to noncontrolling interest	—	—	2	—	2
Net income (loss) attributable to Macy's, Inc. shareholders	$166	$(52)	$227	$(175)	$166
Comprehensive income (loss)	$186	$(35)	$236	$(203)	$184
Comprehensive loss attributable to noncontrolling interest	—	—	2	—	2
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$186	$(35)	$238	$(203)	$186

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended July 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,220	$4,789	$(1,373)	$5,636
Credit card revenues, net	—	5	162	—	167

Cost of sales	—	(1,391)	(3,385)	1,373	(3,403)
Selling, general and administrative expenses	—	(856)	(1,305)	—	(2,161)
Gains on sale of real estate	—	26	17	—	43
Operating income	—	4	278	—	282
Benefit plan income, net	—	5	9	—	14
Settlement charges	—	(17)	(34)	—	(51)
Interest (expense) income, net:
External	2	(82)	1	—	(79)
Intercompany	—	(34)	34	—	—
Gains on early retirement of debt	—	2	—	—	2
Equity in earnings of subsidiaries	109	29	—	(138)	—
Income (loss) before income taxes	111	(93)	288	(138)	168
Federal, state and local income tax benefit (expense)	—	56	(116)	—	(60)
Net income (loss)	111	(37)	172	(138)	108
Net loss attributable to noncontrolling interest	—	—	3	—	3
Net income (loss) attributable to Macy's, Inc. shareholders	$111	$(37)	$175	$(138)	$111
Comprehensive income	$176	$24	$216	$(243)	$173
Comprehensive loss attributable to noncontrolling interest	—	—	3	—	3
Comprehensive income attributable to Macy's, Inc. shareholders	$176	$24	$219	$(243)	$176

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended August 4, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$4,081	$10,277	$(3,246)	$11,112
Credit card revenues (expense), net	—	(3)	346	—	343

Cost of sales	—	(2,591)	(7,356)	3,246	(6,701)
Selling, general and administrative expenses	—	(1,641)	(2,606)	—	(4,247)
Gains on sale of real estate	—	42	28	—	70
Impairment and other costs	—	2	(38)	—	(36)
Operating income (loss)	—	(110)	651	—	541
Benefit plan income, net	—	8	14	—	22
Settlement charges	(6)	(16)	(28)	—	(50)
Interest (expense) income, net:
External	9	(139)	2	—	(128)
Intercompany	—	(36)	36	—	—
Losses on early retirement of debt	—	(5)	—	—	(5)
Equity in earnings of subsidiaries	304	109	—	(413)	—
Income (loss) before income taxes	307	(189)	675	(413)	380
Federal, state and local income tax benefit (expense)	(1)	67	(150)	—	(84)
Net income (loss)	306	(122)	525	(413)	296
Net loss attributable to noncontrolling interest	—	—	10	—	10
Net income (loss) attributable to Macy's, Inc. shareholders	$306	$(122)	$535	$(413)	$306
Comprehensive income (loss)	$333	$(99)	$540	$(451)	$323
Comprehensive loss attributable to noncontrolling interest	—	—	10	—	10
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$333	$(99)	$550	$(451)	$333

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended July 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$4,285	$9,919	$(3,218)	$10,986
Credit card revenues (expense), net	—	(2)	330	—	328

Cost of sales	—	(2,778)	(7,146)	3,218	(6,706)
Selling, general and administrative expenses	(1)	(1,623)	(2,594)	—	(4,218)
Gains on sale of real estate	—	92	19	—	111
Operating income (loss)	(1)	(26)	528	—	501
Benefit plan income, net	—	10	17	—	27
Settlement charges	—	(17)	(34)	—	(51)
Interest (expense) income, net:
External	3	(167)	1	—	(163)
Intercompany	—	(69)	69	—	—
Losses on early retirement of debt	—	(1)	—	—	(1)
Equity in earnings of subsidiaries	188	31	—	(219)	—
Income (loss) before income taxes	190	(239)	581	(219)	313
Federal, state and local income tax benefit (expense)	(1)	83	(210)	—	(128)
Net income (loss)	189	(156)	371	(219)	185
Net loss attributable to noncontrolling interest	—	—	4	—	4
Net income (loss) attributable to Macy's, Inc. shareholders	$189	$(156)	$375	$(219)	$189
Comprehensive income (loss)	$260	$(89)	$418	$(333)	$256
Comprehensive loss attributable to noncontrolling interest	—	—	4	—	4
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$260	$(89)	$422	$(333)	$260

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of August 4, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$744	$66	$258	$—	$1,068
Receivables	1	43	217	—	261
Merchandise inventories	—	2,121	2,835	—	4,956
Prepaid expenses and other current assets	—	135	445	—	580
Income taxes	46	—	—	(46)	—
Total Current Assets	791	2,365	3,755	(46)	6,865
Property and Equipment – net	—	3,253	3,294	—	6,547
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	41	442	—	483
Other Assets	—	89	776	—	865
Deferred Income Taxes	10	—	—	(10)	—
Intercompany Receivable	1,347	—	1,038	(2,385)	—
Investment in Subsidiaries	3,876	3,140	—	(7,016)	—
Total Assets	$6,024	$12,214	$9,887	$(9,457)	$18,668
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$42	$21	$—	$63
Merchandise accounts payable	—	788	1,007	—	1,795
Accounts payable and accrued liabilities	84	777	1,747	—	2,608
Income taxes	—	33	28	(46)	15
Total Current Liabilities	84	1,640	2,803	(46)	4,481
Long-Term Debt	—	5,457	16	—	5,473
Intercompany Payable	—	2,385	—	(2,385)	—
Deferred Income Taxes	—	588	616	(10)	1,194
Other Liabilities	24	441	1,161	—	1,626
Shareholders' Equity:
Macy's, Inc.	5,916	1,703	5,313	(7,016)	5,916
Noncontrolling Interest	—	—	(22)	—	(22)
Total Shareholders' Equity	5,916	1,703	5,291	(7,016)	5,894
Total Liabilities and Shareholders' Equity	$6,024	$12,214	$9,887	$(9,457)	$18,668

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of July 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$421	$78	$284	$—	$783
Receivables	—	132	250	—	382
Merchandise inventories	—	2,236	2,744	—	4,980
Prepaid expenses and other current assets	—	132	439	—	571
Total Current Assets	421	2,578	3,717	—	6,716
Property and Equipment – net	—	3,388	3,434	—	6,822
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	47	446	—	493
Other Assets	1	53	756	—	810
Deferred Income Taxes	25	—	—	(25)	—
Intercompany Receivable	1,011	—	2,256	(3,267)	—
Investment in Subsidiaries	3,110	3,743	—	(6,853)	—
Total Assets	$4,568	$13,124	$11,191	$(10,145)	$18,738
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$10	$—	$16
Merchandise accounts payable	—	698	971	—	1,669
Accounts payable and accrued liabilities	24	917	1,998	—	2,939
Income taxes	28	2	22	—	52
Total Current Liabilities	52	1,623	3,001	—	4,676
Long-Term Debt	—	6,284	17	—	6,301
Intercompany Payable	—	3,267	—	(3,267)	—
Deferred Income Taxes	—	746	828	(25)	1,549
Other Liabilities	72	425	1,276	—	1,773
Shareholders' Equity:
Macy's, Inc.	4,444	779	6,074	(6,853)	4,444
Noncontrolling Interest	—	—	(5)	—	(5)
Total Shareholders' Equity	4,444	779	6,069	(6,853)	4,439
Total Liabilities and Shareholders' Equity	$4,568	$13,124	$11,191	$(10,145)	$18,738

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 4, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$306	$(122)	$525	$(413)	$296
Impairment and other costs	—	(2)	38	—	36
Settlement charges	6	16	28	—	50
Equity in earnings of subsidiaries	(304)	(109)	—	413	—
Dividends received from subsidiaries	492	—	—	(492)	—
Depreciation and amortization	—	165	305	—	470
Gains on sale of real estate	—	(42)	(28)	—	(70)
Changes in assets, liabilities and other items not separately identified	(154)	298	(381)	(1)	(238)
Net cash provided by operating activities	346	204	487	(493)	544
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(49)	(271)	—	(320)
Other, net	—	(15)	(28)	51	8
Net cash used by investing activities	—	(64)	(299)	51	(312)
Cash flows from financing activities:
Debt repaid	—	(306)	(1)	(50)	(357)
Dividends paid	(232)	—	(492)	492	(232)
Issuance of common stock, net of common stock acquired	38	—	—	—	38
Proceeds from noncontrolling interest	—	—	5	—	5
Intercompany activity, net	(441)	162	279	—	—
Other, net	(76)	(9)	(5)	—	(90)
Net cash used by financing activities	(711)	(153)	(214)	442	(636)
Net decrease in cash, cash equivalents and restricted cash	(365)	(13)	(26)	—	(404)
Cash, cash equivalents and restricted cash at beginning of period	1,109	79	325	—	1,513
Cash, cash equivalents and restricted cash at end of period	$744	$66	$299	$—	$1,109

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended July 29, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$189	$(156)	$371	$(219)	$185
Equity in earnings of subsidiaries	(188)	(31)	—	219	—
Settlement charges	—	17	34	—	51
Dividends received from subsidiaries	340	—	—	(340)	—
Depreciation and amortization	—	178	309	—	487
Gains on sale of real estate	—	(92)	(19)	—	(111)
Changes in assets, liabilities and other items not separately identified	(34)	328	(360)	—	(66)
Net cash provided by operating activities	307	244	335	(340)	546
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	85	(307)	—	(222)
Other, net	—	—	12	—	12
Net cash provided (used) by investing activities	—	85	(295)	—	(210)
Cash flows from financing activities:
Debt repaid	—	(560)	—	—	(560)
Dividends paid	(230)	—	(340)	340	(230)
Issuance of common stock, net of common stock acquired	1	—	—	—	1
Proceeds from noncontrolling interest	—	—	6	—	6
Intercompany activity, net	(605)	265	340	—	—
Other, net	10	(37)	(37)	—	(64)
Net cash used by financing activities	(824)	(332)	(31)	340	(847)
Net increase (decrease) in cash, cash equivalents and restricted cash	(517)	(3)	9	—	(511)
Cash, cash equivalents and restricted cash at beginning of period	938	81	315	—	1,334
Cash, cash equivalents and restricted cash at end of period	$421	$78	$324	$—	$823

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2018" and "second quarter of 2017" are to the Company's 13-week fiscal periods ended August 4, 2018 and July 29, 2017, respectively, and all references to "2018" and "2017" are to the Company's 26-week fiscal periods ended August 4, 2018 and July 29, 2017.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2017 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Forward-Looking Statements") and in the 2017 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 30 to 32.
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids), cosmetics, home furnishings and other consumer goods. The Company operates approximately 860 stores in 44 states, the District of Columbia, Guam and Puerto Rico. As of August 4, 2018, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage, bluemercury and STORY.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
During the second quarter of 2018, the Company's North Star strategy, consisting of five key strategic initiatives as previously discussed, continued to gain traction and contributed to the results of 2018. Specifically:

•
The Macy's Star Rewards loyalty program has been enhanced with exclusive experiences for the program's platinum loyalty members and a tender-neutral offering. These enhancements have helped increase customer engagement and retention and drive operating performance.

•
As part of the expansion of Backstage, Macy's mall-based off-price business, the Company opened 47 new locations within existing Macy’s stores during the second quarter of 2018. This expansion brings the total Backstage locations to 117 (seven freestanding and 110 inside Macy's stores) as of August 4, 2018. For fiscal 2018 in total, the Company expects to open approximately 120 new Backstage locations within existing Macy's stores.

•
The Company's vendor direct program (i.e., merchandise purchased from the Company's websites and digital applications and shipped directly from the respective vendor) is on track for significant expansion in the second half of fiscal 2018, with increased assortment and the addition of new categories and brands.

•
Customer options for pick-up, delivery and checkout at Macy's have continued to grow with the rollout of Buy Online Ship to Store access to 50 stores in the second quarter of 2018. The expansion of this program to all stores is expected by the end of the third quarter of 2018. At Your Service stations will also be in all stores to support this initiative and facilitate a fast and easy customer shopping experience.

•
The Company's focus and development on process, product, presentation, people and promotion at its Growth50 locations contributed to increased customer satisfaction scores, strong sales trend improvement in the second quarter of 2018, earlier than expected, and has provided a viable model for potential future expansion in fiscal 2019.

During the second quarter of 2018, Bloomingdale's achieved strong performance and continued to benefit from improved international tourism compared to the second quarter of 2017. Bloomingdale's recently remodeled shoe floor at its 59th Street location in New York City has enhanced the vibrancy of this flagship store and the full store renovation is on track for completion by the end of fiscal 2018.
In addition to the above, the Company has continued to grow its luxury beauty products and spa retailer, bluemercury, by opening additional freestanding bluemercury stores in urban and suburban markets, enhancing its online capabilities and adding bluemercury products and boutiques to Macy's stores. 13 new freestanding bluemercury locations were opened in the second quarter of 2018, and 12 additional locations are expected to open later in the fiscal year. As of August 4, 2018, the Company is operating 172 bluemercury locations (152 freestanding and 20 inside Macy's stores).
As previously disclosed, the Company and Fung Retailing Limited have mutually agreed to end their joint venture in China. Macy’s will remain active on Alibaba’s e-commerce platform TMall Global, as well as social media channels. The Macy’s

MACY'S, INC.

e-commerce team in San Francisco will manage the ongoing China business with operational support from Fung Omni in Shanghai.
Building upon its acquisition of STORY in the first quarter of 2018, the Company continued its investments in in-store innovation through a new relationship with b8ta, a technology powered retailer that will allow the Company to implement its Market @ Macy's concept across its store base at a faster pace. The b8ta relationship and the STORY acquisition integrate customer "experiences" with innovative technology that will influence the Company's store model strategy.

Results of Operations
Comparison of the Second Quarter of 2018 and the Second Quarter of 2017

	Second Quarter of 2018		Second Quarter of 2017
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,572		$5,636
Credit card revenues, net	186	3.3%	167	3.0%

Cost of sales	(3,320)	(59.6)%	(3,403)	(60.4)%
Selling, general and administrative expenses	(2,164)	(38.8)%	(2,161)	(38.4)%
Gains on sale of real estate	46	0.8%	43	0.8%
Impairment and other costs	(17)	(0.3)%	—	—%
Operating income	303	5.4%	282	5.0%
Benefit plan income, net	11		14
Settlement charges	(50)		(51)
Interest expense, net	(62)		(79)
Gains (losses) on the early retirement of debt	(5)		2
Income before income taxes	197		168
Federal, state and local income tax expense	(33)		(60)
Net income	164		108
Net loss attributable to noncontrolling interest	2		3
Net income attributable to Macy's, Inc. shareholders	$166	3.0%	$111	2.0%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.53		$0.36

Supplemental Financial Measure
Gross margin (a)	$2,252	40.4%	$2,233	39.6%

Supplemental Non-GAAP Financial Measures
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$0.70		$0.46

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items and gains on sale of real estate	$0.59		$0.37

(a) Gross margin is defined as net sales less cost of sales.
Net Sales and Comparable Sales
Net sales for the second quarter of 2018 decreased $64 million or 1.1% compared to the second quarter of 2017. Comparable sales on an owned basis for the second quarter of 2018 were flat compared to the second quarter of 2017. On an owned plus licensed basis comparable sales increased 0.5% during the second quarter of 2018. Sales during the quarter were negatively impacted from a timing shift of the Spring 2018 Friends and Family promotional event from the second

MACY'S, INC.

quarter to the first quarter of 2018 by an estimated 240 basis points. Adjusting for this shift, comparable sales on an owned plus licensed basis were estimated to be up 2.9%.
The Company’s digital business continued its strong growth with double-digit gains in the second quarter of 2018, and Bloomingdale's sales trends strengthened as well. Sales during the second quarter of 2018 were the strongest in fine jewelry, fragrances, active, dresses, kid's, men's, luggage and furniture but weaker in mattresses.
Credit Card Revenues, Net
Credit card revenues, net were $186 million in the second quarter of 2018, an increase of $19 million compared to $167 million recognized in the second quarter of 2017. Increased proprietary card usage driven by the enhanced Macy's Star Rewards loyalty program and higher consumer credit balances drove the favorable results.
Cost of Sales
The cost of sales rate as a percent to net sales for the second quarter of 2018 decreased to 59.6% compared to 60.4% for the second quarter of 2017. This decrease in the cost of sales rate as a percent to net sales was primarily due to improved inventory management during the second quarter of 2018, which resulted in lower markdowns.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the second quarter of 2018 increased $3 million from the second quarter of 2017. The SG&A rate as a percent to net sales of 38.8% was 40 basis points higher in the second quarter of 2018, as compared to the second quarter of 2017. This increase in SG&A expenses was driven primarily by investments in the Growth50 locations and continued investments in the Company's other strategic initiatives, expansion of bluemercury and the Company's new employee incentive plan.
Gains on Sale of Real Estate
The second quarter of 2018 included asset sale gains of $46 million, including $17 million related to the continued recognition of the deferred gain from the Brooklyn transaction closed in fiscal 2015. This compares to $43 million of asset sale gains recognized in the second quarter of 2017, which included $18 million related to the Brooklyn transaction.
Impairment and Other Costs
Impairment and other costs of $17 million for the second quarter of 2018 included costs associated with the continued wind-down of Macy's China Limited. No such charges were recognized in the second quarter of 2017.
Benefit Plan Income, Net
The second quarters of 2018 and 2017 included $11 million and $14 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses.
Settlement Charges
The second quarters of 2018 and 2017 included $50 million and $51 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions primarily associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense for the second quarter of 2018 decreased $17 million from the second quarter of 2017 due to a reduction in the Company's debt resulting from open market and tender offer repurchases in fiscal 2017 and 2018 as well as the July 2017 maturity of $300 million of 7.45% senior debentures.
Gains (Losses) on Early Retirement of Debt
In the second quarter of 2018, the Company repurchased approximately $344 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of approximately $354 million, including expenses related to the transactions. As a result of the debt repurchases, the Company recognized $5 million in expenses and fees net of the write-off of unamortized debt premiums in the second quarter of 2018.
In the second quarter of 2017, the Company repurchased approximately $101 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of approximately $108 million, including

MACY'S, INC.

expenses related to the transactions. As a result of the debt repurchases, the Company recognized income of $2 million related to the write-off of unamortized debt premiums net of expenses and fees in the second quarter of 2017.
Effective Tax Rate
The Company's effective tax rate of 16.8% for the second quarter of 2018 and 35.7% for the second quarter of 2017 differ from the federal income tax statutory rate of 21% and 35%, respectively, because of the effects of state and local taxes, including the settlement of various tax issues and tax examinations. Further, the second quarter of 2018 and 2017 included the recognition of approximately $2 million of net excess tax benefits and $1 million of net tax deficiencies, respectively, associated with share-based payment awards. In addition to these items, the effective tax rate for the second quarter of 2018 was lower than the effective tax rate for the second quarter of 2017 due to the enactment of U.S. federal tax reform in December 2017, which lowered the Company's federal income tax statutory rate as outlined above.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the second quarter of 2018 increased $55 million compared to the second quarter of 2017. The second quarter of 2018 included higher gross margin, lower interest expense and a lower effective tax rate. The second quarter of 2018 also included $11 million of after tax impairment and other costs and $4 million of after tax losses associated with the early retirement of debt.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the second quarter of 2018 increased $0.17 compared to the second quarter of 2017, reflecting higher net income.

MACY'S, INC.

Comparison of the 26 Weeks Ended August 4, 2018 and July 29, 2017

	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$11,112		$10,986
Credit card revenues, net	343	3.1%	328	3.0%

Cost of sales	(6,701)	(60.3)%	(6,706)	(61.0)%
Selling, general and administrative expenses	(4,247)	(38.2)%	(4,218)	(38.4)%
Gains on sale of real estate	70	0.6%	111	1.0%
Impairment and other costs	(36)	(0.3)%	—	—%
Operating income	541	4.9%	501	4.6%
Benefit plan income, net	22		27
Settlement charges	(50)		(51)
Interest expense, net	(128)		(163)
Losses on the early retirement of debt	(5)		(1)
Income before income taxes	380		313
Federal, state and local income tax expense	(84)		(128)
Net income	296		185
Net loss attributable to noncontrolling interest	10		4
Net income attributable to Macy's, Inc. shareholders	$306	2.8%	$189	1.7%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.98		$0.62

Supplemental Financial Measures
Gross margin (a)	$4,411	39.7%	$4,280	39.0%

Supplemental Non-GAAP Financial Measures
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$1.19		$0.72

Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items and gains on sale of real estate	$1.02		$0.50

(a) Gross margin is defined as net sales less cost of sales.
Net Sales and Comparable Sales
Net sales for 2018 increased $126 million or 1.1% compared to 2017. Comparable sales on an owned basis during 2018 increased 1.9% compared to 2017. On an owned plus licensed basis comparable sales increased 2.3% during 2018. Sales during 2018 benefited from the Company's strategic initiatives and increased consumer spending. The Company’s digital business continued its strong growth with double-digit gains in 2018. International tourism sales increased 6.0% compared to 2017. Sales during 2018 were the strongest in fine jewelry, fragrances, men's, women's shoes, dresses, kids, active and home.
Credit Card Revenues, Net
Credit card revenues, net were $343 million in 2018, an increase of $15 million compared to $328 million recognized in 2017. Increased proprietary card usage driven by the enhanced Macy's Star Rewards loyalty program and higher consumer credit balances drove the favorable results.
Cost of Sales
The cost of sales rate as a percent to net sales for 2018 decreased to 60.3% compared to 61.0% for 2017. This decrease in the cost of sales rate as a percent to net sales was primarily due to the Company's improved inventory management, which

MACY'S, INC.

resulted in lower markdowns. In addition, 2017 cost of sales were impacted by the clearance of inventory due to excess volume at the end of fiscal 2016.
Selling, General and Administrative Expenses
SG&A expenses for 2018 increased $29 million from 2017. The SG&A rate as a percent to net sales of 38.2% was 20 basis points lower in 2018, as compared to 2017. This decrease in the SG&A rate was driven by the savings of the Company's prior restructuring activity, offset by investments in the Company's strategic initiatives, expansion of bluemercury and the Company's new employee incentive plan.
Gains on Sale of Real Estate
2018 included asset sale gains of $70 million, including $35 million related to the continued recognition of the deferred gain from the Brooklyn transaction closed in fiscal 2015. This compares to $111 million of asset sale gains recognized in 2017, including $47 million related to the Company's downtown Minneapolis property and $27 million related to the Brooklyn transaction.
Impairment and Other Costs
Impairment and other costs of $36 million for 2018 included costs associated with the wind-down of Macy's China Limited. No such charges were recognized in 2017.
Benefit Plan Income, Net
2018 and 2017 included $22 million and $27 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses.
Settlement Charges
2018 and 2017 included $50 million and $51 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions primarily associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense for 2018 decreased $35 million from 2017 due to a reduction in the Company's debt as previously discussed within the quarterly results of operations.
Losses on Early Retirement of Debt
In 2018, the Company recognized $5 million in expenses and fees net of the write-off of unamortized debt premiums as a result of the open market repurchases discussed within the quarterly results of operations.
In 2017, the Company repurchased approximately $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of approximately $257 million, including expenses related to the transactions. As a result of the debt repurchases, the Company recognized $1 million in expenses and fees net of the write-off of unamortized debt premiums in 2017.
Effective Tax Rate
The Company's effective tax rate of 22.1% for 2018 and 40.9% for 2017 differ from the federal income tax statutory rate of 21% and 35%, respectively, because of the effects of state and local taxes, including the settlement of various tax issues and tax examinations. Further, 2018 and 2017 included the recognition of approximately $1 million and $12 million, respectively, of net tax deficiencies associated with share-based payment awards. In addition to these items, the effective tax rate for 2018 was lower than the effective tax rate for 2017 due to the enactment of U.S. federal tax reform in December 2017, which lowered the Company's federal income tax statutory rate as outlined above.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2018 increased $117 million compared to 2017. The increase in 2018 was due to higher sales and gross margin and lower interest and income tax expense. 2018 also included $21 million of after tax impairment and other costs, lower gains associated with the sale of real estate as well as higher SG&A.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for 2018 increased $0.36 compared to 2017, reflecting higher net income.

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2018 was $544 million, compared to $546 million provided in 2017. Operating cash flows in 2018 were driven by the Company's higher sales and gross margin and benefited from lower interest payments due to the Company's recent debt repurchase activity as well as lower income tax payments. Comparatively, 2017 benefited from the clearance of excess inventory on hand at the end of fiscal 2016.
Investing Activities
Net cash used by investing activities was $312 million in 2018, compared to net cash used by investing activities of $210 million in 2017. The increase in 2018 was driven by the Company's investments in its five strategic initiatives. Offsetting this outflow, in 2018, the Company received cash of $88 million from execution of real estate transactions, including the sale of Macy's State Street store in Chicago. In 2017, the Company received $150 million of real estate sale proceeds that included $59 million from the sale of Macy's downtown Minneapolis store.
Financing Activities
Net cash used by the Company for financing activities was $636 million for 2018, including payment of $232 million of cash dividends. This outflow was partially offset by $38 million of proceeds received from the issuance of common stock, primarily due to an increase in stock option exercise activity. During the second quarter of 2018, the Company repurchased approximately $344 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of approximately $354 million, including premium expenses and other fees related to the transactions.
Net cash used by the Company for financing activities was $847 million for 2017, including debt payments of $560 million and payment of $230 million of cash dividends. In 2017, the Company repurchased approximately $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cash cost of $257 million, including expenses related to the transactions. Additionally, during the second quarter of 2017, the Company repaid at maturity $300 million of 7.45% senior debentures due July 2017.
The Company is party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 6, 2021. As of August 4, 2018, the Company did not have any borrowings or letters of credit outstanding under its credit facility.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under its bank credit agreement. As of August 4, 2018, the Company did not have any borrowings outstanding under its commercial paper program.
As of August 4, 2018, the Company was required to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the credit agreement. The Company's interest coverage ratio for the second quarter of 2018 was 10.23 and its leverage ratio at August 4, 2018 was 1.89, in each case as calculated in accordance with the credit agreement.
On August 24, 2018, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable October 1, 2018, to Macy's shareholders of record at the close of business on September 14, 2018.

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
Outlook and Recent Developments
On August 15, 2018, the Company issued a press release to report preliminary earnings for its second quarter and Spring 2018 season and updated its guidance for fiscal 2018 as follows:

•	Total net sales are expected to range from flat to up 0.7 percent compared to fiscal 2017.

•
Annual comparable sales on an owned plus licensed basis are expected to increase between 2.1 and 2.5 percent. Annual comparable sales on an owned basis are expected to be 20-30 basis points below comparable sales on an owned plus licensed basis.

•	Gross margin is estimated to be up slightly compared to fiscal 2017.

•	Credit income is expected to be approximately $720 million to $735 million.

•	Selling, general and administrative expense dollars are expected to be higher than last year due to continued business investment and in support of the expected sales growth.

•	Estimated interest expense, excluding any gains or losses associated with debt repurchases, is estimated to be approximately $245 million.

•	Effective tax rate is expected to be 23%.

•
Adjusted earnings per diluted share are expected to be $3.95 to $4.15, excluding certain items. This reflects an increase of 20 cents compared to the prior revised guidance provided at the end of the Company's first quarter of 2018.

Total sales guidance is provided on a 52-week basis in 2018 compared to a 53-week basis in 2017. Comparable sales guidance is provided on a 52-week basis in both 2018 and 2017. The above fiscal 2018 guidance and fiscal 2017 comparable amounts reflect the new accounting standards related to revenue recognition and retirement benefits.

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

Second Quarter of 2018

Increase in comparable sales on an owned basis (note 1)	0.0%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.5%
Increase in comparable sales on an owned plus licensed basis	0.5%
Impact of quarterly timing shift associated with the Spring 2018 Friends and Family promotional event	2.4%
Adjusted increase in comparable sales on an owned plus licensed basis	2.9%

2018

Increase in comparable sales on an owned basis (note 1)	1.9%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.4%
Increase in comparable sales on an owned plus licensed basis	2.3%

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

	Second Quarter of 2018		Second Quarter of 2017

	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share
As reported (GAAP)	$166	$0.53	$111	$0.36
Impairment and other costs (Note 1)	15	0.05	—	—
Settlement charges	50	0.16	51	0.17
Losses (gains) on early retirement of debt (Note 2)	5	0.02	(2)	—
Income tax impact of certain items identified above	(17)	(0.06)	(19)	(0.07)
As adjusted to exclude certain items identified above	$219	$0.70	$141	$0.46

Gains on sale of real estate	(46)	(0.15)	(43)	(0.14)
Income tax impact of gains on sale of real estate	12	0.04	16	0.05
As adjusted to exclude gains on sale of real estate and certain other items identified above	$185	$0.59	$114	$0.37

	2018		2017

	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share
As reported (GAAP)	$306	$0.98	$189	$0.62
Impairment and other costs (Note 1)	28	0.09	—	—
Settlement charges	50	0.16	51	0.17
Losses on early retirement of debt (Note 2)	5	0.02	1	—
Income tax impact of certain items identified above	(20)	(0.06)	(20)	(0.07)
As adjusted to exclude certain items identified above	$369	$1.19	$221	$0.72

Gains on sale of real estate	(70)	(0.23)	(111)	(0.36)
Income tax impact of gains on sale of real estate	17	0.06	42	0.14
As adjusted to exclude gains on sale of real estate and certain other items identified above	$316	$1.02	$152	$0.50

Notes:

(1)
For the 13 and 26 weeks ended August 4, 2018, the above pre-tax adjustment excludes impairment and other costs attributable to the noncontrolling interest shareholder of $2 million and $8 million, respectively

(2)	The impacts during the 13 and 26 weeks ended July 29, 2017 represent values less than $0.01 per diluted share attributable to Macy's, Inc. shareholders.

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

The new standard is effective for the Company on February 3, 2019 and is to be adopted utilizing a modified retrospective approach that allows for transition at the beginning of the earliest comparative period presented in the financial statements or in the period of adoption, with certain practical expedients available. The Company has not yet decided upon a transition method.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 4, 2018, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of August 4, 2018 the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's 2017 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
May 6, 2018 – June 2, 2018	1	31.34	—	1,716
June 3, 2018 – July 7, 2018	—	—	—	1,716
July 8, 2018 – August 4, 2018	—	—	—	1,716
	1	—	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of August 4, 2018. All authorizations are cumulative and do not have an expiration date. As of August 4, 2018, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, filed on August 31, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
Date: August 31, 2018