Form 10-Q
period 2018-11-03
Macy's, Inc.
filed 2018-12-07
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 1-13536

Incorporated in Delaware	I.R.S. Employer Identification No.
13-3324058

7 West Seventh Street
Cincinnati, Ohio 45202
(513) 579-7000
and
151 West 34th Street
New York, New York 10001
(212) 494-1602

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 1, 2018
Common Stock, $0.01 par value per share	307,467,240 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$5,404	$5,281	$16,516	$16,267
Credit card revenues, net	185	145	528	473

Cost of sales	(3,226)	(3,152)	(9,927)	(9,858)
Selling, general and administrative expenses	(2,255)	(2,188)	(6,501)	(6,406)
Gains on sale of real estate	42	65	111	176
Impairment, restructuring and other costs	(3)	(33)	(39)	(33)
Operating income	147	118	688	619
Benefit plan income, net	9	15	31	42
Settlement charges	(23)	(22)	(73)	(73)
Interest expense	(64)	(76)	(204)	(244)
Losses on early retirement of debt	—	—	(5)	(1)
Interest income	5	2	17	7
Income before income taxes	74	37	454	350
Federal, state and local income tax expense	(12)	(10)	(96)	(138)
Net income	62	27	358	212
Net loss attributable to noncontrolling interest	—	3	10	7
Net income attributable to Macy's, Inc. shareholders	$62	$30	$368	$219
Basic earnings per share attributable to Macy's, Inc. shareholders	$0.20	$0.10	$1.20	$0.72
Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.20	$0.10	$1.18	$0.71

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$62	$27	$358	$212
Other comprehensive income (loss):
Actuarial gain (loss) on post employment and postretirement benefit plans, before tax	(164)	10	(194)	57
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	7	8	25	26
Settlement charges, before tax	23	22	73	73
Tax effect related to items of other comprehensive income (loss)	35	(15)	24	(60)
Total other comprehensive income (loss), net of tax effect	(99)	25	(72)	96
Comprehensive income (loss)	(37)	52	286	308
Comprehensive loss attributable to noncontrolling interest	—	3	10	7
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$(37)	$55	$296	$315

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$736	$1,455	$534
Receivables	180	363	219
Merchandise inventories	7,147	5,178	7,065
Income tax receivable	10	—	—
Prepaid expenses and other current assets	594	650	610
Total Current Assets	8,667	7,646	8,428
Property and Equipment - net of accumulated depreciation and amortization of $5,084, $4,610 and $5,330	6,572	6,672	6,742
Goodwill	3,908	3,897	3,897
Other Intangible Assets – net	481	488	491
Other Assets	733	880	835
Total Assets	$20,361	$19,583	$20,393
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$65	$22	$22
Merchandise accounts payable	3,381	1,590	3,173
Accounts payable and accrued liabilities	2,998	3,271	3,257
Income taxes	—	296	34
Total Current Liabilities	6,444	5,179	6,486
Long-Term Debt	5,469	5,861	6,297
Deferred Income Taxes	1,185	1,148	1,586
Other Liabilities	1,618	1,662	1,750
Shareholders' Equity:
Macy's, Inc.	5,667	5,745	4,282
Noncontrolling interest	(22)	(12)	(8)
Total Shareholders’ Equity	5,645	5,733	4,274
Total Liabilities and Shareholders’ Equity	$20,361	$19,583	$20,393

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	39 Weeks Ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities:
Net income	$358	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	39	33
Settlement charges	73	73
Depreciation and amortization	718	741
Stock-based compensation expense	48	46
Gains on sale of real estate	(111)	(176)
Amortization of financing costs and premium on acquired debt	(5)	(10)
Changes in assets and liabilities:
Decrease in receivables	163	274
Increase in merchandise inventories	(1,969)	(1,665)
Decrease in prepaid expenses and other current assets	16	34
Increase in merchandise accounts payable	1,664	1,630
Decrease in accounts payable, accrued liabilities and other items not separately identified	(196)	(412)
Decrease in current income taxes	(301)	(321)
Increase in deferred income taxes	62	47
Change in other assets and liabilities not separately identified	(130)	(107)
Net cash provided by operating activities	429	399
Cash flows from investing activities:
Purchase of property and equipment	(468)	(359)
Additions to capitalized software	(209)	(191)
Disposition of property and equipment	121	212
Other, net	7	9
Net cash used by investing activities	(549)	(329)
Cash flows from financing activities:
Debt repaid	(361)	(564)
Dividends paid	(347)	(346)
Increase in outstanding checks	44	80
Acquisition of treasury stock	—	(1)
Issuance of common stock	41	3
Proceeds from noncontrolling interest	7	12
Net cash used by financing activities	(616)	(816)
Net decrease in cash, cash equivalents and restricted cash	(736)	(746)
Cash, cash equivalents and restricted cash beginning of period	1,513	1,334
Cash, cash equivalents and restricted cash end of period	$777	$588
Supplemental cash flow information:
Interest paid	$213	$251
Interest received	17	7
Income taxes paid (net of refunds received)	335	412
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids), cosmetics, home furnishings and other consumer goods. The Company operates approximately 870 stores in 44 states, the District of Columbia, Guam and Puerto Rico. As of November 3, 2018, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage, bluemercury and STORY.
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
The Consolidated Financial Statements for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts in the most recent years and adoption of new accounting standards as discussed in more detail below.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 4, "Benefit Plans," for further information.
Net sales
Revenue is recognized when customers obtain control of goods and services promised by the Company. The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services. The Company's revenue generating activities include the following:

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
For the 13 and 39 weeks ended November 3, 2018 and October 28, 2017, Macy's accounted for 88% of the Company's net sales. Disaggregation of the Company's net sales by family of business for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017 were as follows:

	13 Weeks Ended		39 Weeks Ended
Net sales by family of business	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,010	$1,989	$6,221	$6,122
Women's Apparel	1,264	1,247	3,969	3,989
Men's and Kids	1,243	1,184	3,702	3,558
Home/Other (a)	887	861	2,624	2,598
Total	$5,404	$5,281	$16,516	$16,267
(a) Other primarily includes restaurant sales, certain loyalty program income and breakage income from unredeemed gift cards.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $265 million, $291 million and $260 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively. Included in prepaid expenses and other current assets is an asset totaling $180 million, $201 million and $178 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
Gift Cards and Customer Loyalty Programs
The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold or issued, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns.
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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $711 million, $894 million and $707 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

In 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC Topic 230): Restricted Cash, and ASU No. 2016-15, Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments. These standards were issued to resolve numerous diversities in practice with regard to the presentation and classification of certain cash receipts and payments in the statement of cash flows. The standards were effective for the Company on February 4, 2018, and were adopted using a retrospective transition method to each prior period presented. As a result of these standards, the Company included its beginning-of-period restricted cash balances of $58 million and end-of-period restricted cash balances of $41 million when reconciling the Consolidated Statement of Cash Flow movement for the 39 weeks ended November 3, 2018. Similarly, for the 39 weeks ended October 28, 2017, the Company included its beginning-of-period restricted cash balances of $37 million and end-of-period restricted cash balances of $54 million. In addition to these changes, the Company changed the classification of $10 million of cash payments for the prepayment of debt from an operating outflow to a financing outflow for the 39 weeks ended October 28, 2017.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	November 3, 2018			October 28, 2017
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$62		307.2	$30		304.6
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$62		308.1	$30		305.5
Basic earnings per share attributable to Macy's, Inc. shareholders		$0.20			$0.10
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			4.1			1.0
	$62		312.2	$30		306.5
Diluted earnings per share attributable to Macy's, Inc. shareholders		$0.20			$0.10

	39 Weeks Ended
	November 3, 2018			October 28, 2017
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$368		306.6	$219		304.5
Shares to be issued under deferred compensation and other plans			0.9			0.8
	$368		307.5	$219		305.3
Basic earnings per share attributable to Macy's, Inc. shareholders		$1.20			$0.72
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			3.7			1.3
	$368		311.2	$219		306.6
Diluted earnings per share attributable to Macy's, Inc. shareholders		$1.18			$0.71

In addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 12.7 million shares of common stock and restricted stock units relating to 1.4 million shares of common stock were outstanding at November 3, 2018, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.    Financing Activities
The following table shows the detail of debt repayments:

	39 Weeks Ended
	November 3, 2018	October 28, 2017
	(millions)
7.45% Senior debentures due 2017	$—	$300
6.9% Senior debentures due 2029	90	3
4.5% Senior notes due 2034	80	—
6.7% Senior notes due 2028	60	3
6.375% Senior notes due 2037	43	135
6.7% Senior debentures due 2034	28	28
7.0% Senior debentures due 2028	27	2
6.65% Senior debentures due 2024	11	4
6.9% Senior debentures due 2032	5	72
9.5% Amortizing debentures due 2021	4	4
9.75% Amortizing debentures due 2021	2	2
Capital leases and other obligations	1	1
	$351	$554

During the 39 weeks ended November 3, 2018, the Company repurchased $344 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of $354 million, including expenses and other fees related to the transactions. Such repurchases resulted in the recognition of expense of $5 million during the 39 weeks ended November 3, 2018 presented as losses on early retirement of debt on the Consolidated Statements of Income.

During the 39 weeks ended October 28, 2017, the Company repurchased $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of $257 million, including expenses and other fees related to the transactions. Such repurchases resulted in the recognition of expense of $1 million during the 39 weeks ended October 28, 2017 presented as losses on early retirement of debt on the Consolidated Statements of Income.

During the 39 weeks ended October 28, 2017, the Company also repaid, at maturity, $300 million of 7.45% Senior debentures due July 2017.
On November 28, 2018, the Company commenced a cash tender offer ("tender offer") to purchase up to $600 million in aggregate principal amount of certain senior unsecured notes and debentures, with stated interest rates ranging from 2.875% to 8.75% and maturities ranging from fiscal years 2023 to 2042. The tender offer expires on December 26, 2018, with an early tender date on December 11, 2018.

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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$24	$20	$71	$65

Non-Qualified Defined Contribution Plan	$—	$—	$1	$—

Pension Plan
Service cost	$1	$1	$4	$4
Interest cost	28	25	81	79
Expected return on assets	(51)	(55)	(157)	(168)
Recognition of net actuarial loss	7	8	23	24
Amortization of prior service credit	—	—	—	—
	$(15)	$(21)	$(49)	$(61)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	6	6	17	17
Recognition of net actuarial loss	2	2	6	6
Amortization of prior service cost	—	—	—	—
	$8	$8	$23	$23

Total Retirement Expense	$17	$7	$46	$27

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	1	1	3	4
Recognition of net actuarial gain	(2)	(2)	(4)	(4)
Amortization of prior service credit	—	—	—	—
	$(1)	$(1)	$(1)	$—

For the 13 and 39 weeks ended November 3, 2018, the Company incurred non-cash settlement charges of $23 million and $73 million, respectively, related to the Company's defined benefit plans. For the 13 and 39 weeks ended October 28, 2017, the Company incurred non-cash settlement charges of $22 million and $73 million, respectively. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions primarily associated with retiree distribution elections and restructuring activity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	November 3, 2018				October 28, 2017
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$96	$26	$70	$—	$100	$23	$77	$—

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
The following table shows the estimated fair value of the Company's long-term debt, excluding capital leases and other obligations:

	November 3, 2018			October 28, 2017
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$5,420	$5,444	$5,170	$6,206	$6,271	$5,908

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
Condensed Consolidating Statements of Comprehensive Income for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017, Condensed Consolidating Balance Sheets as of November 3, 2018, October 28, 2017 and February 3, 2018, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended November 3, 2018 and October 28, 2017 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended November 3, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,030	$6,185	$(2,811)	$5,404
Credit card revenues, net	—	—	185	—	185

Cost of sales	—	(1,266)	(4,771)	2,811	(3,226)
Selling, general and administrative expenses	—	(883)	(1,372)	—	(2,255)
Gains on sale of real estate	—	41	1	—	42
Restructuring and other costs	—	—	(3)	—	(3)
Operating income (loss)	—	(78)	225	—	147
Benefit plan income, net	—	3	6	—	9
Settlement charges	—	(8)	(15)	—	(23)
Interest (expense) income, net:
External	4	(64)	1	—	(59)
Intercompany	—	(18)	18	—	—
Equity in earnings (loss) of subsidiaries	59	(58)	—	(1)	—
Income (loss) before income taxes	63	(223)	235	(1)	74
Federal, state and local income tax benefit (expense)	(1)	57	(68)	—	(12)
Net income (loss)	62	(166)	167	(1)	62
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$62	$(166)	$167	$(1)	$62
Comprehensive income (loss)	$(37)	$(257)	$106	$151	$(37)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$(37)	$(257)	$106	$151	$(37)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended October 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,073	$5,865	$(2,657)	$5,281
Credit card revenues, net	—	—	145	—	145

Cost of sales	—	(1,382)	(4,427)	2,657	(3,152)
Selling, general and administrative expenses	—	(834)	(1,354)	—	(2,188)
Gains on sale of real estate	—	24	41	—	65
Restructuring and other costs	—	(1)	(32)	—	(33)
Operating income (loss)	—	(120)	238	—	118
Benefit plan income, net	—	6	9	—	15
Settlement charges	—	(8)	(14)	—	(22)
Interest (expense) income, net:
External	1	(76)	1	—	(74)
Intercompany	—	(34)	34	—	—
Equity in earnings (loss) of subsidiaries	29	(57)	—	28	—
Income (loss) before income taxes	30	(289)	268	28	37
Federal, state and local income tax benefit (expense)	—	59	(69)	—	(10)
Net income (loss)	30	(230)	199	28	27
Net loss attributable to noncontrolling interest	—	—	3	—	3
Net income (loss) attributable to Macy's, Inc. shareholders	$30	$(230)	$202	$28	$30
Comprehensive income (loss)	$55	$(207)	$215	$(11)	$52
Comprehensive loss attributable to noncontrolling interest	—	—	3	—	3
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$55	$(207)	$218	$(11)	$55

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended November 3, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$6,110	$16,462	$(6,056)	$16,516
Credit card revenues (expense), net	—	(3)	531	—	528

Cost of sales	—	(3,857)	(12,126)	6,056	(9,927)
Selling, general and administrative expenses	—	(2,522)	(3,979)	—	(6,501)
Gains on sale of real estate	—	83	28	—	111
Impairment, restructuring and other costs	—	—	(39)	—	(39)
Operating income (loss)	—	(189)	877	—	688
Benefit plan income, net	—	12	19	—	31
Settlement charges	(5)	(24)	(44)	—	(73)
Interest (expense) income, net:
External	13	(203)	3	—	(187)
Intercompany	—	(54)	54	—	—
Losses on early retirement of debt	—	(5)	—	—	(5)
Equity in earnings of subsidiaries	362	51	—	(413)	—
Income (loss) before income taxes	370	(412)	909	(413)	454
Federal, state and local income tax benefit (expense)	(2)	123	(217)	—	(96)
Net income (loss)	368	(289)	692	(413)	358
Net loss attributable to noncontrolling interest	—	—	10	—	10
Net income (loss) attributable to Macy's, Inc. shareholders	$368	$(289)	$702	$(413)	$368
Comprehensive income (loss)	$296	$(357)	$646	$(299)	$286
Comprehensive loss attributable to noncontrolling interest	—	—	10	—	10
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$296	$(357)	$656	$(299)	$296

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended October 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$6,358	$15,784	$(5,875)	$16,267
Credit card revenues (expense), net	—	(2)	475	—	473

Cost of sales	—	(4,160)	(11,573)	5,875	(9,858)
Selling, general and administrative expenses	(1)	(2,458)	(3,947)	—	(6,406)
Gains on sale of real estate	—	116	60	—	176
Restructuring and other costs	—	(1)	(32)	—	(33)
Operating income (loss)	(1)	(147)	767	—	619
Benefit plan income, net	—	16	26	—	42
Settlement charges	—	(24)	(49)	—	(73)
Interest (expense) income, net:
External	4	(243)	2	—	(237)
Intercompany	—	(102)	102	—	—
Losses on early retirement of debt	—	(1)	—	—	(1)
Equity in earnings (loss) of subsidiaries	217	(26)	—	(191)	—
Income (loss) before income taxes	220	(527)	848	(191)	350
Federal, state and local income tax benefit (expense)	(1)	142	(279)	—	(138)
Net income (loss)	219	(385)	569	(191)	212
Net loss attributable to noncontrolling interest	—	—	7	—	7
Net income (loss) attributable to Macy's, Inc. shareholders	$219	$(385)	$576	$(191)	$219
Comprehensive income (loss)	$315	$(295)	$632	$(344)	$308
Comprehensive loss attributable to noncontrolling interest	—	—	7	—	7
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$315	$(295)	$639	$(344)	$315

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of November 3, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$426	$74	$236	$—	$736
Receivables	1	25	154	—	180
Merchandise inventories	—	3,112	4,035	—	7,147
Income tax receivable	81	—	—	(71)	10
Prepaid expenses and other current assets	—	139	455	—	594
Total Current Assets	508	3,350	4,880	(71)	8,667
Property and Equipment – net	—	3,244	3,328	—	6,572
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	40	441	—	481
Other Assets	—	39	694	—	733
Deferred Income Taxes	11	—	—	(11)	—
Intercompany Receivable	1,725	—	882	(2,607)	—
Investment in Subsidiaries	3,639	3,028	—	(6,667)	—
Total Assets	$5,883	$13,027	$10,807	$(9,356)	$20,361
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$42	$23	$—	$65
Merchandise accounts payable	—	1,515	1,866	—	3,381
Accounts payable and accrued liabilities	192	874	1,932	—	2,998
Income taxes	—	40	31	(71)	—
Total Current Liabilities	192	2,471	3,852	(71)	6,444
Long-Term Debt	—	5,453	16	—	5,469
Intercompany Payable	—	2,607	—	(2,607)	—
Deferred Income Taxes	—	619	577	(11)	1,185
Other Liabilities	24	431	1,163	—	1,618
Shareholders' Equity:
Macy's, Inc.	5,667	1,446	5,221	(6,667)	5,667
Noncontrolling Interest	—	—	(22)	—	(22)
Total Shareholders' Equity	5,667	1,446	5,199	(6,667)	5,645
Total Liabilities and Shareholders' Equity	$5,883	$13,027	$10,807	$(9,356)	$20,361

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$116	$89	$329	$—	$534
Receivables	—	67	152	—	219
Merchandise inventories	—	3,218	3,847	—	7,065
Income tax receivable	—	2	—	(2)	—
Prepaid expenses and other current assets	—	141	469	—	610
Total Current Assets	116	3,517	4,797	(2)	8,428
Property and Equipment – net	—	3,370	3,372	—	6,742
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	46	445	—	491
Other Assets	1	62	772	—	835
Deferred Income Taxes	27	—	—	(27)	—
Intercompany Receivable	1,436	—	2,161	(3,597)	—
Investment in Subsidiaries	2,932	3,700	—	(6,632)	—
Total Assets	$4,512	$14,010	$12,129	$(10,258)	$20,393
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$16	$—	$22
Merchandise accounts payable	—	1,339	1,834	—	3,173
Accounts payable and accrued liabilities	139	1,008	2,110	—	3,257
Income taxes	20	—	16	(2)	34
Total Current Liabilities	159	2,353	3,976	(2)	6,486
Long-Term Debt	—	6,280	17	—	6,297
Intercompany Payable	—	3,597	—	(3,597)	—
Deferred Income Taxes	—	731	882	(27)	1,586
Other Liabilities	71	476	1,203	—	1,750
Shareholders' Equity:
Macy's, Inc.	4,282	573	6,059	(6,632)	4,282
Noncontrolling Interest	—	—	(8)	—	(8)
Total Shareholders' Equity	4,282	573	6,051	(6,632)	4,274
Total Liabilities and Shareholders' Equity	$4,512	$14,010	$12,129	$(10,258)	$20,393

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 3, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$368	$(289)	$692	$(413)	$358
Equity in earnings of subsidiaries	(362)	(51)	—	413	—
Impairment, restructuring and other costs	—	—	39	—	39
Settlement charges	5	24	44	—	73
Dividends received from subsidiaries	689	—	—	(689)	—
Depreciation and amortization	—	250	468	—	718
Gains on sale of real estate	—	(83)	(28)	—	(111)
Changes in assets, liabilities and other items not separately identified	(191)	115	(571)	(1)	(648)
Net cash provided (used) by operating activities	509	(34)	644	(690)	429
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(98)	(458)	—	(556)
Other, net	—	(15)	(29)	51	7
Net cash used by investing activities	—	(113)	(487)	51	(549)
Cash flows from financing activities:
Debt repaid	—	(310)	(1)	(50)	(361)
Dividends paid	(347)	—	(689)	689	(347)
Issuance of common stock	41	—	—	—	41
Proceeds from noncontrolling interest	—	—	7	—	7
Intercompany activity, net	(803)	378	425	—	—
Other, net	(83)	74	53	—	44
Net cash provided (used) by financing activities	(1,192)	142	(205)	639	(616)
Net decrease in cash, cash equivalents and restricted cash	(683)	(5)	(48)	—	(736)
Cash, cash equivalents and restricted cash at beginning of period	1,109	79	325	—	1,513
Cash, cash equivalents and restricted cash at end of period	$426	$74	$277	$—	$777

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 28, 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$219	$(385)	$569	$(191)	$212
Equity in loss (earnings) of subsidiaries	(217)	26	—	191	—
Restructuring and other costs	—	1	32	—	33
Settlement charges	—	24	49	—	73
Dividends received from subsidiaries	571	—	—	(571)	—
Depreciation and amortization	—	265	476	—	741
Gains on sale of real estate	—	(116)	(60)	—	(176)
Changes in assets, liabilities and other items not separately identified	(44)	167	(607)	—	(484)
Net cash provided (used) by operating activities	529	(18)	459	(571)	399
Cash flows from investing activities:
Disposition (purchase) of property and equipment and capitalized software, net	—	30	(368)	—	(338)
Other, net	—	2	7	—	9
Net cash provided (used) by investing activities	—	32	(361)	—	(329)
Cash flows from financing activities:
Debt repaid	—	(563)	(1)	—	(564)
Dividends paid	(346)	—	(571)	571	(346)
Issuance of common stock, net of common stock acquired	2	—	—	—	2
Proceeds from noncontrolling interest	—	—	12	—	12
Intercompany activity, net	(1,016)	589	427	—	—
Other, net	9	(32)	103	—	80
Net cash used by financing activities	(1,351)	(6)	(30)	571	(816)
Net increase (decrease) in cash, cash equivalents and restricted cash	(822)	8	68	—	(746)
Cash, cash equivalents and restricted cash at beginning of period	938	81	315	—	1,334
Cash, cash equivalents and restricted cash at end of period	$116	$89	$383	$—	$588

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2018" and "third quarter of 2017" are to the Company's 13-week fiscal periods ended November 3, 2018 and October 28, 2017, respectively, and all references to "2018" and "2017" are to the Company's 39-week fiscal periods ended November 3, 2018 and October 28, 2017, respectively.
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
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids), cosmetics, home furnishings and other consumer goods. The Company operates approximately 870 stores in 44 states, the District of Columbia, Guam and Puerto Rico. As of November 3, 2018, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage, bluemercury and STORY.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
Quarter Highlights
During the third quarter of 2018, the Company completed foundational work for the 2018 five key strategic initiatives of the North Star strategy. These initiatives continued to contribute to the results of 2018. Specifically:

•
The Macy's Star Rewards loyalty program marked its one-year anniversary and continued to offer improved benefits to its members, including exclusive experiences for the program's platinum loyalty members.

•
Completing the fiscal 2018 expansion of Backstage, Macy's mall-based off-price business, the Company opened 56 new locations within existing Macy’s stores during the third quarter of 2018. This expansion brings the total Backstage locations to 173 (seven freestanding and 166 inside Macy's stores) as of November 3, 2018.

•
The Company's vendor direct program (i.e., merchandise purchased from the Company's websites and digital applications and shipped directly to customers from the respective vendor) continued its expansion during the third quarter of 2018, with increased assortment and the addition of new categories and brands.

•
The Company completed the enhancement of customer options for pick-up, delivery and checkout at Macy's, including the expansion of Buy Online Ship to Store and construction of At Your Service stations in all stores.

•
The Growth50 locations contributed to the strong operating results for the third quarter of 2018. As a result of the performance of the Growth50 locations, the Company will expand the initiative to another 100 stores in fiscal 2019.

The Company recently announced a retail store strategy for Macy's that focuses on identifying a scalable investment strategy for all of the brand's stores, improving the customer's experience and growing total sales profitably. This strategy includes categorization of the Company's Macy's stores into three groups:

•	Flagship stores include Herald Square and 10 other regional flagship stores which serve as premier retail destinations within their respective regions.

•
Magnet stores include the Growth50 stores, which as noted previously will be expanded to another 100 stores in fiscal 2019. These stores are retail destinations within major markets that offer an expanded selection of merchandise.

•
Neighborhood stores are smaller, profitable locations that are visited primarily for convenience and on-line order fulfillment. The Company is testing, and will continue to test in fiscal 2019, different investment models aimed at increasing shopping ease and convenience. Once the right model is determined, it will be rolled-out to the remaining neighborhood stores.

MACY'S, INC.

Further building upon its acquisition of STORY and investment in b8ta in the first half of 2018, the Company continued its enhancement of in-store experiences and personalization through advanced technology and partnerships. During the third quarter of 2018, the Company completed the roll-out of virtual reality furniture at 69 stores and began offering augmented reality beauty experiences in certain stores. Additionally, the Company announced the expansion of the number of e-commerce brands that will be available at The Market @ Macy's during the fourth quarter of 2018.
In addition to the above, the Company has continued to grow its luxury beauty products and spa retailer, bluemercury, by opening additional freestanding bluemercury stores in urban and suburban markets, and adding bluemercury products and boutiques to Macy's stores. Eight new freestanding bluemercury locations were opened in the third quarter of 2018, and four additional freestanding locations are expected to open later in the fiscal year. As of November 3, 2018, the Company is operating 180 bluemercury locations (160 freestanding and 20 inside Macy's stores).

Results of Operations
Comparison of the Third Quarter of 2018 and the Third Quarter of 2017

	Third Quarter of 2018		Third Quarter of 2017
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,404		$5,281
Credit card revenues, net	185	3.4%	145	2.7%

Cost of sales	(3,226)	(59.7)%	(3,152)	(59.7)%
Selling, general and administrative expenses	(2,255)	(41.7)%	(2,188)	(41.4)%
Gains on sale of real estate	42	0.8%	65	1.2%
Restructuring and other costs	(3)	(0.1)%	(33)	(0.6)%
Operating income	147	2.7%	118	2.2%
Benefit plan income, net	9		15
Settlement charges	(23)		(22)
Interest expense, net	(59)		(74)
Income before income taxes	74		37
Federal, state and local income tax expense	(12)		(10)
Net income	62		27
Net loss attributable to noncontrolling interest	—		3
Net income attributable to Macy's, Inc. shareholders	$62	1.1%	$30	0.6%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.20		$0.10

Supplemental Financial Measure
Gross margin (a)	$2,178	40.3%	$2,129	40.3%

Supplemental Non-GAAP Financial Measure
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$0.27		$0.21

(a) Gross margin is defined as net sales less cost of sales.
Net Sales and Comparable Sales
Net sales for the third quarter of 2018 increased $123 million or 2.3% compared to the third quarter of 2017. Comparable sales on an owned basis for the third quarter of 2018 increased 3.1% compared to the third quarter of 2017. On an owned plus licensed basis comparable sales increased 3.3% during the third quarter of 2018.
The Company’s digital business continued its strong growth with double-digit gains in the third quarter of 2018 and all three brands, Macy's, Bloomingdale's and bluemercury, performed well. Sales during the third quarter of 2018 were the strongest in men's and kids, fine jewelry, fragrances, active, women's shoes and coats, while sales in women's sportswear and fashion watches were not as strong.

MACY'S, INC.

Credit Card Revenues, Net
Credit card revenues, net were $185 million in the third quarter of 2018, an increase of $40 million compared to $145 million recognized in the third quarter of 2017. Increased proprietary card usage driven by the enhanced Macy's Star Rewards loyalty program and higher consumer credit balances drove the favorable results. Proprietary card penetration increased to 48.4% in the third quarter of 2018 from 47.4% in the third quarter of 2017.
Cost of Sales
Cost of sales increased by $74 million compared to the third quarter of 2017, remaining flat as a percent to net sales with the third quarter of 2017 at 59.7%. The increase in cost of sales dollars was driven by higher sales.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the third quarter of 2018 increased $67 million from the third quarter of 2017. The SG&A rate as a percent to net sales of 41.7% was 30 basis points higher in the third quarter of 2018, as compared to the third quarter of 2017. This increase in SG&A expenses was driven primarily by investments in the expansion of Backstage as well as the Company's new employee incentive plan.
Gains on Sale of Real Estate
The third quarter of 2018 included asset sale gains of $42 million, including $23 million related to the continued recognition of the deferred gain from the Macy's Brooklyn transaction closed in fiscal 2015. This compares to $65 million of asset sale gains recognized in the third quarter of 2017, including approximately $40 million related to the Macy's downtown Seattle location and $22 million related to the Macy's Brooklyn transaction.
Restructuring and Other Costs
The third quarters of 2018 and 2017 included $3 million and $33 million, respectively, of restructuring and other costs related to severance activity and other human resource costs associated with organizational restructuring.
Benefit Plan Income, Net
The third quarters of 2018 and 2017 included $9 million and $15 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses.
Settlement Charges
The third quarters of 2018 and 2017 included $23 million and $22 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions primarily associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense for the third quarter of 2018 decreased $15 million from the third quarter of 2017 due to a reduction in the Company's debt resulting from tender offer repurchases in fiscal 2017 and open market repurchases in fiscal 2018.
Effective Tax Rate
The Company's effective tax rate of 16.2% for the third quarter of 2018 and 27.0% for the third quarter of 2017 differ from the federal income tax statutory rate of 21% and 35%, respectively, because of the resolution of certain tax settlements and tax examinations. In addition to these items, the effective tax rate for the third quarter of 2018 was lower than the effective tax rate for the third quarter of 2017 due to the enactment of U.S. federal tax reform in December 2017, which lowered the Company's federal income tax statutory rate as outlined above.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the third quarter of 2018 increased $32 million compared to the third quarter of 2017. The third quarter of 2018 included higher sales, net credit card revenue and gross margin, as well as lower interest expense and a lower effective tax rate than the third quarter of 2017.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the third quarter of 2018 increased $0.10 compared to the third quarter of 2017, reflecting higher net income.

MACY'S, INC.

Comparison of the 39 Weeks Ended November 3, 2018 and October 28, 2017

	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$16,516		$16,267
Credit card revenues, net	528	3.2%	473	2.9%

Cost of sales	(9,927)	(60.1)%	(9,858)	(60.6)%
Selling, general and administrative expenses	(6,501)	(39.4)%	(6,406)	(39.4)%
Gains on sale of real estate	111	0.7%	176	1.1%
Impairment, restructuring and other costs	(39)	(0.2)%	(33)	(0.2)%
Operating income	688	4.2%	619	3.8%
Benefit plan income, net	31		42
Settlement charges	(73)		(73)
Interest expense, net	(187)		(237)
Losses on the early retirement of debt	(5)		(1)
Income before income taxes	454		350
Federal, state and local income tax expense	(96)		(138)
Net income	358		212
Net loss attributable to noncontrolling interest	10		7
Net income attributable to Macy's, Inc. shareholders	$368	2.2%	$219	1.3%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$1.18		$0.71

Supplemental Financial Measures
Gross margin (a)	$6,589	39.9%	$6,409	39.4%

Supplemental Non-GAAP Financial Measures
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$1.45		$0.93

(a) Gross margin is defined as net sales less cost of sales.
Net Sales and Comparable Sales
Net sales for 2018 increased $249 million or 1.5% compared to 2017. Comparable sales on an owned basis during 2018 increased 2.4% compared to 2017. On an owned plus licensed basis comparable sales increased 2.7% during 2018. Sales during 2018 benefited from the Company's implementation of the five key strategic initiatives of the North Star strategy, strong consumer spending and improved inventory management. The Company’s digital business continued its strong growth with double-digit gains in 2018. Sales during 2018 were the strongest in fine jewelry, fragrances, men's, women's shoes, dresses, kids, and active. Sales were not as strong in women's sportswear and fashion watches during 2018.
Credit Card Revenues, Net
Credit card revenues, net were $528 million in 2018, an increase of $55 million compared to $473 million recognized in 2017. Increased proprietary card usage driven by the enhanced Macy's Star Rewards loyalty program and higher consumer credit balances drove the favorable results. Proprietary card penetration increased to 46.8% in 2018 from 46.3% in 2017.
Cost of Sales
The cost of sales rate as a percent to net sales for 2018 decreased to 60.1% compared to 60.6% for 2017, while cost of sales increased $69 million compared to 2017 due to improved sales. The decrease in the cost of sales rate as a percent to net sales was primarily due to the Company's improved inventory management, which resulted in lower markdowns.

MACY'S, INC.

Selling, General and Administrative Expenses
SG&A expenses for 2018 increased $95 million from 2017. The SG&A rate as a percent to net sales of 39.4% was flat in 2018 as compared to 2017. The SG&A rate was impacted by the savings of the Company's prior restructuring activity, offset by the expansion of Backstage as well as the Company's new employee incentive plan.
Gains on Sale of Real Estate
2018 included asset sale gains of $111 million, including $58 million related to the continued recognition of the deferred gain from the Macy's Brooklyn transaction closed in fiscal 2015. This compares to $176 million of asset sale gains recognized in 2017, including $47 million related to the Macy's downtown Minneapolis location, $49 million related to the Macy's Brooklyn transaction, and $40 million related to the Macy's downtown Seattle location.
Impairment, Restructuring and Other Costs
2018 and 2017 included $39 million and $33 million, respectively, of costs primarily associated with the wind-down of Macy's China Limited, as well as severance activity and other human resource costs related to organizational restructuring.
Benefit Plan Income, Net
2018 and 2017 included $31 million and $42 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses.
Settlement Charges
2018 and 2017 each included $73 million of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions primarily associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense for 2018 decreased $50 million from 2017 due to a reduction in the Company's debt as a result of the activity previously discussed within the quarterly results of operations as well as open market repurchases during fiscal 2017.
Losses on Early Retirement of Debt
In 2018, the Company repurchased approximately $344 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of approximately $354 million, including expenses and other fees related to the transactions. As a result of the debt repurchases, the Company recognized $5 million in expenses and fees net of the write-off of unamortized debt premiums.
In 2017, the Company repurchased approximately $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of approximately $257 million, including expenses and other fees related to the transactions. As a result of the debt repurchases, the Company recognized $1 million in expenses and fees net of the write-off of unamortized debt premiums in 2017.
Effective Tax Rate
The Company's effective tax rate of 21.1% for 2018 and 39.4% for 2017 include the effects of certain tax settlements and tax examinations as well as the impact of the U.S. federal tax reform in December 2017, which lowered the Company's federal income tax statutory rate from 35% to 21%. Further, 2017 included the recognition of approximately $12 million, respectively, of net tax deficiencies associated with share-based payment awards.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2018 increased $149 million compared to 2017. The increase in 2018 was due to higher sales, net credit card revenue and gross margin, as well as lower interest expense and a lower effective tax rate. These increases were offset by lower gains associated with the sale of real estate as well as higher SG&A expenses in 2018 as compared to 2017.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for 2018 increased $0.47 compared to 2017, reflecting higher net income.

MACY'S, INC.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2018 was $429 million, compared to $399 million provided in 2017. Operating cash flows in 2018 were driven by the Company's higher net income as discussed within the results of operations and due to the Company's debt repurchase activity as well as lower income tax payments.
Investing Activities
Net cash used by investing activities was $549 million in 2018, compared to net cash used by investing activities of $329 million in 2017. The increase in 2018 was driven by the Company's investments in its five key strategic initiatives of the North Star strategy. Offsetting this outflow, the Company received cash of $121 million from execution of real estate transactions in 2018, including the sale of the upper seven floors of the Macy's State Street store in Chicago. In 2017, the Company received $212 million of real estate sale proceeds that included $59 million from the sale of the Macy's downtown Minneapolis location.
Financing Activities
Net cash used by the Company for financing activities was $616 million for 2018, including payment of $347 million of cash dividends. This outflow was partially offset by $41 million of proceeds received from the issuance of common stock, primarily due to an increase in stock option exercise activity. During 2018, the Company repurchased approximately $344 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of approximately $354 million, including expenses and other fees related to the transactions.
Net cash used by the Company for financing activities was $816 million for 2017, including debt payments of $564 million and payment of $346 million of cash dividends. In 2017, the Company repurchased approximately $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cash cost of $257 million, including expenses and other fees related to the transactions. Additionally, during the second quarter of 2017, the Company repaid at maturity $300 million of 7.45% senior debentures due July 2017.
On November 28, 2018, the Company commenced a tender offer to purchase up to $600 million in aggregate principal amount of certain senior unsecured notes and debentures, with stated interest rates ranging from 2.875% to 8.75% and maturities ranging from fiscal years 2023 to 2042. The tender offer expires on December 26, 2018, with an early tender date on December 11, 2018.
The Company is party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 6, 2021. As of November 3, 2018, the Company did not have any borrowings or letters of credit outstanding under its credit facility.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under its bank credit agreement. As of November 3, 2018, the Company did not have any borrowings outstanding under its commercial paper program.
As of November 3, 2018, the Company was required under its credit agreement to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the credit agreement. The Company's interest coverage ratio for the third quarter of 2018 was 10.88 and its leverage ratio at November 3, 2018 was 1.88, in each case as calculated in accordance with the credit agreement. As of November 3, 2018, the Company was in compliance with the ratios.
On October 26, 2018, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable January 2, 2019, to Macy's shareholders of record at the close of business on December 14, 2018.

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
Outlook and Recent Developments
On November 14, 2018, the Company issued a press release to report preliminary earnings for its third quarter and updated sales and earnings guidance for fiscal 2018 as follows:

•	Total net sales are expected to range from up 0.3% to up 0.7% compared to fiscal 2017.

•
Annual comparable sales on an owned plus licensed basis are expected to increase between 2.3% and 2.5%. Annual comparable sales on an owned basis are expected to be 20-30 basis points below comparable sales on an owned plus licensed basis.

•Net credit card revenue is expected to be approximately $740 million to $755 million.
•Effective tax rate is expected to be 22.75%.

•
Adjusted earnings per diluted share are expected to be $4.10 to $4.30. This reflects an increase of 15 cents compared to the prior revised guidance provided at the end of the Company's second quarter of 2018.

All other annual guidance including gross margin, SG&A, asset sale gains, interest expense, depreciation and amortization, and capital expenditures are unchanged from the guidance previously provided by the Company.
Total net sales guidance is provided on a 52-week basis in 2018 compared to a 53-week basis in 2017. Comparable sales guidance is provided on a 52-week basis in both 2018 and 2017. The above fiscal 2018 guidance and fiscal 2017 comparable amounts reflect the new accounting standards related to revenue recognition and retirement benefits.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles ("GAAP"). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes adjusting for growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. In addition, management believes that excluding certain items from net income and diluted earnings per share attributable to Macy's, Inc. shareholders that are no longer associated with the Company’s core operations and that may vary substantially in frequency and magnitude period-to-period provides useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales and to more readily compare these metrics between past and future periods.
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

	Third Quarter of 2018	2018

Increase in comparable sales on an owned basis (note 1)	3.1%	2.4%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.2%	0.3%
Increase in comparable sales on an owned plus licensed basis	3.3%	2.7%

Notes:

(1)
Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year and all online sales, excluding commissions from departments licensed to third parties. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.

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

MACY'S, INC.

Adjusted Net Income and Adjusted Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following is a tabular reconciliation of the non-GAAP financial measure of net income and diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items identified below, to GAAP net income and diluted earnings per share attributable to Macy's, Inc., shareholders, which the Company believes to be the most directly comparable GAAP measures.

	Third Quarter of 2018		Third Quarter of 2017

	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share
As reported	$62	$0.20	$30	$0.10
Restructuring and other costs	3	0.01	33	0.11
Settlement charges	23	0.08	22	0.07
Income tax impact of certain items identified above	(5)	(0.02)	(20)	(0.07)
As adjusted	$83	$0.27	$65	$0.21

	2018		2017

	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share
As reported	$368	$1.18	$219	$0.71
Impairment, restructuring and other costs (Note 1)	31	0.10	33	0.11
Settlement charges	73	0.23	73	0.24
Losses on early retirement of debt (Note 2)	5	0.02	1	—
Income tax impact of certain items identified above	(26)	(0.08)	(40)	(0.13)
As adjusted	$451	$1.45	$286	$0.93

Notes:

(1)	For 2018 the above pre-tax adjustment excludes impairment, restructuring and other costs attributable to the noncontrolling interest shareholder of $8 million.

(2)	The impact during 2017 represents a value less than $0.01 per diluted share attributable to Macy's, Inc. shareholders.

MACY'S, INC.

New Pronouncements
Accounting Pronouncements Recently Adopted
See Part I, Item 1, “Financial Statements — Note 1 — Summary of Significant Accounting Policies.”
Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on February 3, 2019 and will be adopted utilizing a modified retrospective approach that allows for transition in the period of adoption, with certain practical expedients available.

While the Company is continuing to assess all impacts of the standard, total assets and liabilities are expected to increase by $2.0 billion to $2.5 billion as of the date of adoption. The standard is not expected to materially affect consolidated net income, which is expected to be impacted by changes to the timing of recognition of certain real estate asset sale gains due to application of the new sale-leaseback guidance and ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of NonFinancial Assets (Subtopic 610-20). These estimates are based on the Company's current lease portfolio and may change if the lease portfolio changes and as the Company continues to evaluate the new standard. A significant change in leasing activity between the date of this report and adoption is not expected. The Company's estimates will be updated each quarter as changes occur.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of November 3, 2018, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of November 3, 2018 the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's 2017 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
August 5, 2018 – September 1, 2018	—	—	—	1,716
September 2, 2018 – October 6, 2018	—	—	—	1,716
October 7, 2018 – November 3, 2018	—	—	—	1,716
	—	—	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of November 3, 2018. All authorizations are cumulative and do not have an expiration date. As of November 3, 2018, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, filed on December 7, 2018, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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
Date: December 7, 2018