Form 10-K
period 2019-02-02
Macy's, Inc.
filed 2019-04-03
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 2, 2019	Commission File Number: 1-13536
7 West Seventh Street
Cincinnati, Ohio 45202
(513) 579-7000
and
151 West 34th Street
New York, New York 10001
(212) 494-1602

Incorporated in Delaware	I.R.S. No. 13-3324058
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (August 4, 2018) was approximately $11,956,587,132.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2019
Common Stock, $.01 par value per share	307,800,430 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2019	Part III

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2018,” “2017,” “2016,” “2015” and “2014” are references to the Company’s fiscal years ended February 2, 2019, February 3, 2018, January 28, 2017, January 30, 2016 and January 31, 2015, respectively. Fiscal year 2017 included 53 weeks; fiscal years 2018, 2016, 2015 and 2014 included 52 weeks.
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

•
the success of the Company’s operational decisions, such as product sourcing, merchandise mix and pricing, and marketing, and strategic initiatives, such as Growth stores, Backstage on-mall off-price business, and vendor direct expansion;

•
general consumer-spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of the weather or natural disasters;

•
competitive pressures from department stores, specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels, including the Internet, catalogs and television;

•	the Company’s ability to remain competitive and relevant as consumers’ shopping behaviors migrate to other shopping channels and to maintain its brand and reputation;

•
possible systems failures and/or security breaches, including any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach;

•	the cost of employee benefits as well as attracting and retaining quality employees;

•	transactions and strategy involving the Company's real estate portfolio;

•	the seasonal nature of the Company’s business;

•	conditions to, or changes in the timing of, proposed transactions, and changes in expected synergies, cost savings and non-recurring charges;

•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;

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
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. The Company operates 867 stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of February 2, 2019, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale’s The Outlet, Macy’s Backstage, and bluemercury. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under license agreements with Al Tayer Insignia, a company of Al Tayer Group, LLC.
The Company sells a wide range of merchandise, including apparel and accessories (men’s, women’s and kids'), cosmetics, home furnishings and other consumer goods. The specific assortments vary by size of store, merchandising assortments and character of customers in the trade areas. Most stores are located at urban or suburban sites, principally in densely populated areas across the United States.
Disaggregation of the Company's net sales by family of business for 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$9,500	$9,483	$9,795
Women’s Apparel	5,675	5,807	6,009
Men’s and Kids’	5,712	5,629	5,844
Home/Other (a)	4,084	4,020	4,260
Total	$24,971	$24,939	$25,908
(a) Other primarily includes restaurant sales, certain loyalty program income and breakage income from unredeemed gift cards.

In 2018, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

•
The Company’s wholly-owned bank subsidiary, FDS Bank, provides certain collections, customer service and credit marketing services in respect of all credit card accounts that are owned either by Department Stores National Bank (“DSNB”), a subsidiary of Citibank, N.A., or FDS Bank and that constitute a part of the credit programs of the Company’s retail operations.

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

Employees
As of February 2, 2019, excluding seasonal employees, the Company had approximately 130,000 employees, primarily including regular full-time and part-time. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 7% of the Company’s employees were represented by unions as of February 2, 2019.
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
Purchasing
The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s purchases during 2018. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be good.
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
The trademarks associated with the Company's aforementioned private label brands, other than American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, Material Girl and Thalia Sodi, are owned by the Company. The American Rag, Greg Norman, Martha Stewart Collection, Material Girl and Thalia Sodi brands are owned by third parties, which license the trademarks associated with such brands to Macy’s pursuant to agreements. The agreements for American Rag, Greg Norman, Material Girl, and Thalia Sodi expire at the end of 2019, while the Martha Stewart agreement has renewal rights that extend through 2025.
Competition
The retail industry is highly competitive. The Company’s operations compete with many retail formats on the national and local level, including department stores, specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, online retailers, catalogs and television shopping, among others. The Company seeks to attract customers by offering desirable selections, obvious value, and distinctive marketing in stores that are located in premier locations, and by providing an exciting shopping environment and superior service through an omnichannel experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.
Available Information
The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through its internet website at https://www.macysinc.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the address of that site is https://www.sec.gov. In addition, the Company has made the following available free of charge through its website at https://www.macysinc.com:

•	Charters of the Audit Committee, Compensation and Management Development Committee, Finance Committee, and Nominating and Corporate Governance Committee,

•	Corporate Governance Principles,

•	Lead Independent Director Policy,

•	Non-Employee Director Code of Business Conduct and Ethics,

•	Code of Conduct,

•	Standards for Director Independence,

•	Related Person Transactions Policy,

•	Method to Facilitate Receipt, Retention and Treatment of Communications, and

•	Proxy Access By-Laws.
Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Macy’s, Inc. at 7 West Seventh Street, Cincinnati, OH 45202.
Executive Officers of the Registrant
The following table sets forth certain information as of March 21, 2019 regarding the Executive Officers of the Company:

Name	Age	Position with the Company
Jeff Gennette	57	Chief Executive Officer, Chairman of the Board and Director
Paula A. Price	57	Executive Vice President and Chief Financial Officer
Harry A. Lawton III	44	President
Elisa D. Garcia	61	Executive Vice President, Chief Legal Officer and Secretary
Danielle L. Kirgan	43	Executive Vice President and Chief Human Resources Officer
Felicia Williams	53	Senior Vice President, Controller and Enterprise Risk Officer

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
Paula A. Price has been Executive Vice President and Chief Financial Officer of the Company since July 2018; prior thereto she was a full-time lecturer in the Accounting and Management Unit at Harvard Business School from January 2014 to July 2018 and Executive Vice President and Chief Financial Officer of Ahold USA from May 2009 to January 2014.
Harry (Hal) A. Lawton III has been President of the Company since September 2017; prior thereto he served as Senior Vice President, North America at eBay, Inc. from April 2015 to September 2017 and held a number of leadership positions at Home Depot, Inc. from 2005 to 2015, including Senior Vice President of Merchandising and head of Home Depot’s online business.
Elisa D. Garcia has been Executive Vice President, Chief Legal Officer and Secretary of the Company since September 2016; prior thereto she served as Chief Legal Officer of Office Depot, Inc. from December 2013 to September 2016, Executive Vice President and Secretary from July 2007 to September 2016 and General Counsel from July 2007 to December 2013.
Danielle L. Kirgan has been Executive Vice President and Chief Human Resources Officer of the Company since October 2017; prior thereto she served as Senior Vice President, People at American Airlines Group, Inc. from October 2016 to October 2017, Chief Human Resources Officer at Darden Restaurants, Inc. from January 2015 to October 2016 and Senior Vice President from May 2010, Vice President, Global Human Resources at ACI Worldwide, Inc. from January 2009 to December 2009, and Vice President, Human Resources at Conagra Foods, Inc. from 2004 to 2008.
Felicia Williams has been Senior Vice President, Controller and Enterprise Risk Officer of the Company since June 2016; prior thereto she served as Senior Vice President, Finance and Risk Management from February 2011 to June 2016, Senior Vice President, Treasury and Risk Management from September 2009 to February 2011, Vice President, Finance and Risk Management from October 2008 to September 2009, and Vice President, Internal Audit from March 2004 to October 2008.

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

Strategic, Operational and Competitive Risks

Our strategic initiatives may not be successful, which could negatively affect our profitability and growth.
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
The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending. Our sales and operating results depend in part on our ability to predict or respond to changes in fashion trends and consumer preferences in a timely manner. We develop new retail concepts and continuously adjust our industry position in certain major and private-label brands and product categories in an effort to attract and retain customers. Any sustained failure to anticipate, identify and respond to emerging trends in lifestyle and consumer preferences could negatively affect our business and results of operations.
Our sales are significantly affected by discretionary spending by consumers. Consumer spending may be affected by many factors outside of our control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, consumer behaviors towards incurring and paying debt, the cost of basic necessities and other goods, the strength of the U.S. Dollar relative to foreign currencies and the effects of the weather or natural disasters. These factors can have psychological or economic impacts on consumers that affect their discretionary spending habits. Any decline in discretionary spending by consumers could negatively affect our business and results of operations.
We face significant competition in the retail industry.
We conduct our retail merchandising business under highly competitive conditions. Although Macy's is one of the nation’s largest retailers, we have numerous and varied competitors at the national and local levels, including department stores, specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, online retailers, catalogs and television shopping, among others. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. Any failure by us to compete effectively could negatively affect our business and results of operations.
We face challenges as consumers migrate to online shopping and we depend on our ability to differentiate Macy's in retail's ever-changing environment.
As consumers continue to migrate online, we face pressures to not only compete from a price perspective with our competitors, some of whom sell the same products, but also to differentiate Macy's to stay relevant in retail's ever-changing environment. We continue to significantly invest in our omnichannel capabilities to provide a seamless shopping experience to our customers between our brick and mortar locations and our online and mobile environments. Insufficient, untimely or misguided investments in this area could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones.
In addition, declining customer store traffic and migration of sales from brick and mortar stores to digital platforms could lead to store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.
Our ability to grow depends in part on our brick and mortar stores remaining relevant to customers.
We are investing in facilities and fixtures upgrades, merchandise assortment and customer service in selected stores to improve customer retention rates and overall customer satisfaction. Some stores are receiving targeted local marketing plans to drive customer traffic. While these “Growth” stores have outperformed the remainder of our store fleet, there can be no assurance that we will be able to achieve continued improvement in our brick and mortar business.

Because we rely on the ability of our physical retail locations to remain relevant to customers, providing desirable and sought-out shopping experiences is critical to our financial success. Changes in consumer shopping habits, financial difficulties at other anchor tenants, significant mall vacancy issues, mall violence and new mall developments could each adversely impact the traffic at current retail locations and lead to a decline in our financial condition or performance.
We may not be able to successfully execute our real estate strategy.
We continue to explore opportunities to monetize our real estate portfolio, including sales of stores as well as non-store real estate such as warehouses, outparcels and parking garages. We also continue to evaluate our real estate portfolio to identify opportunities where the redevelopment value of our real estate exceeds the value of non-strategic operating locations. This strategy is multi-pronged and may include transactions, strategic alliances or other arrangements with mall developers or other unrelated third-parties. Due to the cyclical nature of real estate markets, the performance of our real estate strategy is inherently volatile and could have a significant impact on our results of operations or financial condition.
Our revenues and cash requirements are affected by the seasonal nature of our business.
Our business is seasonal, with a high proportion of revenues and operating cash flows generated during the second half of the year, which includes the fall and holiday selling seasons. A disproportionate amount of our revenues is in the fourth quarter, which coincides with the holiday season. Should holiday sales fall below our expectations, a disproportionately negative impact on our results of operations could occur.
We incur significant additional expenses in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including costs for additional inventory, advertising and employees. If we are not successful in selling inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations and cash flows.
We depend on our ability to attract, train, develop and retain quality employees.
Our business is dependent upon attracting, training, developing and retaining quality employees. Macy's has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. The ability to meet our labor needs while controlling costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In addition, as a large and complex enterprise operating in a highly competitive and challenging business environment, Macy's is highly dependent upon management personnel to develop and effectively execute successful business strategies and tactics. Any circumstances that adversely impact our ability to attract, train, develop and retain quality employees throughout the organization could negatively affect our business and results of operations.
We depend on the success of advertising and marketing programs.
Our business depends on effective marketing to create high customer traffic at stores and online. Macy's has many initiatives in this area, and we often change advertising and marketing programs to attract customers and increase sales. There can be no assurance as to our continued ability to effectively execute our advertising and marketing programs, and any failure to do so could negatively affect our business and results of operations.
If cash flows from our private label credit card decrease, our financial and operational results may be negatively impacted.
We previously sold most of our credit accounts and related receivables to Citibank. Following the sale, we share in the economic performance of the credit card program with Citibank. Deterioration in economic or political conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in Macy’s receiving lower payments under the credit card program.
Credit card operations are subject to many federal and state laws that may impose certain requirements and limitations on credit card providers. Citibank and our subsidiary bank, FDS Bank, may be required to comply with regulations that may negatively impact the operation of our private label credit card. This negative impact may affect our revenue streams derived from the sale of such credit card accounts and our financial results.
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
Significant changes in interest rates, decreases in the fair value of plan assets and timing and amount of benefit payments could affect the funded status of our plans and could increase future funding requirements of the plans. A significant increase in future funding requirements could have a negative impact on our cash flows, financial condition or results of operations.
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
If we are unable to protect our intellectual property, our brands and business could be damaged.
We believe that our copyrights, trademarks, trade dress, trade secrets and similar intellectual property are important assets and key elements of our strategy, including those related to our private brand merchandise. We rely on copyright and trademark law, trade secret protection and confidentiality agreements with our employees, consultants, vendors and others to protect our proprietary rights. If the steps we take to protect our proprietary rights are inadequate, or if we are unable to protect or preserve the value of our copyrights, trademarks, trade secrets and other proprietary rights for any reason, our merchandise brands and business could be negatively affected.
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
A shutdown or disruption in our distribution and fulfillment centers could have an adverse impact on our business and operations.
Our business depends on the orderly receipt and distribution of merchandise and effective management of our distribution and fulfillment centers. Unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters or other catastrophic events, labor disagreements, or other shipping problems may result in the loss or unavailability of inventory and/or delays in the delivery of merchandise to our stores and customers.

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
If our technology-based e-commerce systems do not function properly, our operating results could be negatively affected.
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
A breach of information technology systems could adversely affect our reputation, business partner and customer relationships and operations, and result in high costs.
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
However, these protections may be compromised as a result of third-party security breaches, burglaries, cyberattacks, errors by employees or employees of third-party vendors, or contractors, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to company data.
Retail data frequently targeted by cybercriminals includes consumer credit card data, personally identifiable information, including social security numbers, and health care information. For retailers, point of sale and e-commerce websites are often attacked through compromised credentials, including those obtained through phishing, vishing and credential stuffing. Other methods of attack include advanced malware, the exploitation of software and operating vulnerabilities, and physical device tampering/skimming at card reader units. We believe these attack methods will continue to evolve.
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

Supply Chain and Third Party Risks
We depend upon designers, vendors and other sources of merchandise, goods and services. Our business could be affected by disruptions in, or other legal, regulatory, political or economic issues associated with, our supply network.
Our relationships with established and emerging designers have been significant contributors to Macy's past success. Our ability to find qualified vendors and access products in a timely and efficient manner is often challenging, particularly with respect to goods sourced outside the United States. We source the majority of our merchandise from manufacturers located outside the U.S., primarily Asia.  Any major changes in tax policy, such as the disallowance of tax deductions for imported merchandise could have a material adverse effect on our business, results of operations and liquidity.
The procurement of all our goods and services are subject to the effects of price increases which we may or may not be able to pass through to our customers. In addition, our procurement of goods and services from outside the U.S. is subject to risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs and other factors relating to foreign trade. All of these factors may affect our ability to access suitable merchandise on acceptable terms, are beyond our control and could negatively affect our business and results of operations.
On September 18, 2018, the Office of the U.S. Trade Representative announced that the current U.S. Administration would impose a 10% tariff on approximately $200 billion worth of imports from China into the U.S. effective September 24, 2018, which was expected to increase to 25% starting January 1, 2019. On December 19, 2018, the U.S. Trade representative announced a modification to the effective date of the 25% tariffs on China goods from January 1, 2019 to March 2, 2019. We are evaluating the potential impact of the effective and proposed tariffs as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. While it is too early to predict how these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China will affect our business, these changes could negatively impact our business and results of operations if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.
Disruption of global sourcing activities and quality concerns over our own brands could negatively impact brand reputation and earnings.
Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of Macy’s goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and are subject to potential disruption due to labor unrest, security issues or natural disasters affecting any or all of these ports. In addition, in recent years, we have substantially increased the number and types of merchandise that are sold under Macy’s proprietary brands. While we have focused on the quality of our proprietary branded products, we rely on third-parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from expectations and standards, the products may not meet applicable regulatory requirements which may require us to recall these products, or the products may infringe upon the intellectual property rights of third-parties. We face challenges in seeking indemnities from manufacturers of these products, including the uncertainty of recovering on such indemnity and the lack of understanding by manufacturers of U.S. product liability laws in certain foreign jurisdictions.

Parties with whom Macy's does business may be subject to insolvency risks or may otherwise become unable or unwilling to perform on their obligations to us.
Macy's is a party to contracts, transactions and business relationships with various third parties, including, without limitation, vendors, suppliers, service providers, lenders and participants in joint ventures, strategic alliances and other joint commercial relationships, pursuant to which such third parties have performance, payment and other obligations to Macy's. In some cases, we depend upon such third parties to provide essential leaseholds, products, services or other benefits, including with respect to store and distribution center locations, merchandise, advertising, software development and support, logistics, other agreements for goods and services to operate our business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other vital matters. Current economic, industry and market conditions could result in increased risks to Macy's associated with the potential financial distress or insolvency of such third parties. If any of these third parties were to become subject to bankruptcy, receivership or similar proceedings, the rights and benefits with respect to our contracts, transactions and business relationships with such third parties could be terminated, modified in a manner adverse to us, or otherwise impaired. We may be unable to arrange for alternate or replacement contracts, transactions or business relationships on terms as favorable as existing contracts, transactions or business relationships. Our inability to do so could negatively affect our cash flows, financial condition and results of operations.
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
Our business and results of operations could also be negatively affected if a regional or global health pandemic were to occur, depending upon its location, duration and severity. Customers might avoid public places, such as our stores, or in extreme cases governments might limit or ban public gatherings or travel. A regional or global health pandemic might also result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores.
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
Macy’s stock price, like that of other retail companies, is subject to significant volatility because of many factors, including factors beyond our control. These factors may include:

•	general economic, stock, credit and real estate market conditions;

•	risks relating to Macy’s business and industry, including those discussed above;

•	strategic actions by us or our competitors;

•	adverse business announcements by our competitors;

•	variations in our quarterly results of operations;

•	future sales or purchases of Macy’s common stock; and

•	investor perceptions of the investment opportunity associated with Macy’s common stock relative to other investment alternatives.
We may fail to meet the expectations of our stockholders or of analysts at some time in the future. If the analysts who regularly follow Macy’s stock lower their rating or lower their projections for future growth and financial performance, Macy’s stock price could decline. Also, sales of a substantial number of shares of Macy’s common stock in the public market or the appearance that these shares are available for sale could adversely affect the market price of Macy’s common stock.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 2, 2019, the operations of the Company included 867 stores in 43 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 126 million square feet. Of such stores, 360 were owned, 386 were leased, 117 stores were operated under arrangements where the Company owned the building and leased the land and four stores were comprised of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 15 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
The Company's operations were conducted through the following branded store locations:

	2018	2017	2016
Macy's	649	660	673
Bloomingdale's	55	55	55
bluemercury	163	137	101
	867	852	829

Store count activity was as follows:

	2018	2017	2016
Store count at beginning of fiscal year	852	829	868
Stores opened or acquired	27	38	27
Stores closed or consolidated into existing centers	(12)	(15)	(66)
Store count at end of fiscal year	867	852	829

Additional information about the Company’s stores as of February 2, 2019 is as follows:

Geographic Region	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
North Central	144	76	48	19	1
Northeast	258	84	144	30	—
Northwest	136	43	71	20	2
South	195	110	60	25	—
Southwest	134	47	63	23	1
	867	360	386	117	4

The five geographic regions detailed in the foregoing table are based on the Company’s Macy’s-branded operational structure. The Company’s retail stores are located at urban or suburban sites, principally in densely populated areas across the United States.

Additional information about the Company’s logistics network as of February 2, 2019 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Cheshire, CT	Direct to customer	Owned	700
Chicago, IL	Stores	Owned	861
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	1,560
Hayward, CA	Stores	Owned	386
Houston, TX	Stores	Owned	1,124
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Leased	260
Los Angeles, CA	Stores	Owned	1,178
Martinsburg, WV	Direct to customer	Owned	2,060
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	1,455
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	670
Stone Mountain, GA	Stores	Owned	1,000
Tampa, FL	Stores	Owned	670
Tulsa, OK	Direct to customer	Owned	2,195
Tukwila, WA	Stores	Leased	500
Union City, CA	Stores	Leased	165
Youngstown, OH	Stores	Owned	851

Item 3.	Legal Proceedings.
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
The Company's common stock is listed on the NYSE under the trading symbol “M.” As of February 2, 2019, the Company had approximately 14,625 stockholders of record.

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
The following table provides information regarding the Company’s purchases of common stock during the fourth quarter of 2018.

	Total Number of Shares Purchased	Average Price per Share ($)	Number of Shares Purchased under Program (1)	Open Authorization Remaining ($)(1)
	(thousands)		(thousands)	(millions)
November 4, 2018 - December 1, 2018	—	—	—	1,716
December 2, 2018 - January 5, 2019	—	—	—	1,716
January 6, 2019 - February 2, 2019	—	—	—	1,716
	—	—	—
 ___________________

(1)
Commencing in January 2000, the Company’s Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock. All authorizations are cumulative and do not have an expiration date. As of February 2, 2019, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Company's common stock with the Standard & Poor's 500 Composite Index and the Company's peer group for the period from February 1, 2014 through February 2, 2019, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the peer group are Bed, Bath & Beyond, Dillard's, Gap, J.C. Penney, Kohl's, L Brands, Nordstrom, Ross Stores, Sears Holdings, Target, TJX Companies and Wal-Mart.

Item 6.	Selected Financial Data.
The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report. The Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, on February 4, 2018 using the full retrospective transition method and recast results from 2017 and 2016. Results from periods prior to 2016 have not been recast for the adoption of this standard.

	2018	2017*	2016	2015	2014
	(millions, except per share)
Consolidated Statement of Income Data:
Net sales	$24,971	$24,939	$25,908	$27,079	$28,105
Gross margin (a)	9,756	9,758	10,242	10,583	11,242
Operating income	1,738	1,864	1,371	2,028	2,773
Net income	1,098	1,555	619	1,070	1,526
Net income attributable to Macy's, Inc. shareholders	1,108	1,566	627	1,072	1,526

Basic earnings per share attributable to Macy's, Inc. shareholders	$3.60	$5.13	$2.03	$3.26	$4.30
Diluted earnings per share attributable to Macy's, Inc. shareholders	$3.56	$5.10	$2.02	$3.22	$4.22
Average number of shares outstanding	307.7	305.4	308.5	328.4	355.2
Cash dividends paid per share	$1.5100	$1.5100	$1.4925	$1.3925	$1.1875
Depreciation and amortization	$962	$991	$1,058	$1,061	$1,036
Capital expenditures	$932	$760	$912	$1,113	$1,068
Balance Sheet Data (at year end):
Cash and cash equivalents	$1,162	$1,455	$1,297	$1,109	$2,246
Property and equipment - net	6,637	6,672	7,017	7,616	7,800
Total assets	19,194	19,583	20,082	20,576	21,330
Short-term debt	43	22	309	642	76
Long-term debt	4,708	5,861	6,562	6,995	7,233
Total Shareholders’ equity	6,436	5,733	4,375	4,253	5,378
 ___________________

*	53 weeks
(a) Gross margin is defined as net sales less cost of sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Company Overview

The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company operates 867 stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of February 2, 2019, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale’s The Outlet, Macy’s Backstage, and bluemercury, which are aggregated into one reporting segment in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of the Al Tayer Group, LLC.

Strategic Initiatives and 2018 Summary

The Company continues to implement its North Star strategy to transform its omnichannel business and focus on key growth areas, embrace customer centricity, and optimize value in its real estate portfolio. The components to this strategy are:

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

3.
Every Experience Matters, in-store and online. The Company's competitive advantage is the ability to combine the human touch in its physical stores with cutting-edge technology in its mobile applications and websites. Key to this point is the enhancement of a customer's experience as they explore the Company's stores, mobile applications and websites, find their favorite styles, sizes and colors, and receive their purchases through the shopping channels they prefer.

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

During 2018, the Company completed the foundational work for five key strategic initiatives underlying components of the North Star strategy. This activity resulted in positive contributions from each initiative during the fiscal year.

•
The Macy's Star Rewards loyalty program marked its one-year anniversary and continued to offer improved benefits to its members, including exclusive experiences for the program's platinum loyalty members. Loyalty program members are shopping more and spending more in total, resulting in increased penetration of the Company's proprietary credit card. Additionally, a tender-neutral option was launched during 2018, resulting in the addition of more than three million new members to the loyalty program.

•
Continuing the aggressive expansion of Backstage, Macy's mall-based off-price business, the Company opened more than 120 new Backstage locations within Macy’s stores. This expansion brings the total Backstage locations to 172 (seven freestanding and 165 inside Macy's stores) as of February 2, 2019. The Company will expand to at least 45 more Backstage locations within Macy's stores in 2019.

•
The Company enhanced customer options for pick-up, delivery and checkout at Macy's, including the expansion of Buy Online Pickup in Stores ("BOPS"), launch of Buy Online Ship to Store ("BOSS") and creation of At Your Service stations in all stores.

•
The Company's vendor direct program (merchandise purchased from the Company's websites and digital applications and shipped directly to customers from the respective vendor) continued its expansion during 2018, with increased assortment and the addition of new categories and brands. This program will continue its expansion into more categories and brands in 2019.

•
The Growth50 locations (a mix of stores where the Company accelerated a number of successful store initiatives, such as facility upgrades, merchandising strategies, and localized marketing) contributed to the strong operating results for 2018, with sales results outperforming the other Macy's locations. As a result of the performance of the Growth50 locations, the Company will expand the initiative to another 100 stores in 2019, creating the Growth150.

2018 was also a year of innovation. The Company acquired STORY and invested in b8ta to integrate in-store experiences with innovative technology and increase customer engagement. STORY is a concept store in New York City that reinvents itself every few weeks to attract new customers and retain existing ones. b8ta is a technology-powered retailer whose software platform provides an automated and seamless experience for emerging brands launching a physical retail presence. This technology platform allows the Company to implement its Market @ Macy's concept, also launched during 2018, across its store base at a faster pace. The Company also delivered the first national virtual reality roll-out in retail, opening over 100 virtual reality furniture galleries in 2018.

The Company will carry three of its 2018 strategic initiatives forward into 2019 (Growth150, Backstage, and vendor direct) and will add two new initiatives: 1) the enhancement of the Company's mobile platforms and 2) investment in destination businesses comprising six merchandise categories (dresses, fine jewelry, big ticket, men's tailored, women's shoes and beauty).
As part of the Company's commitment to increased productivity to fund investment in the business, in February 2019 the Company launched a comprehensive, multi-year program focused on growing its profitability rate by improving productivity across the enterprise. The program includes initiatives to improve margin through enhanced inventory planning and operations, supply chain efficiencies, pricing optimization, improved private brand sourcing and customer acquisition and retention strategies.
As an initial step, the Company developed a plan in 2018 that reduces the complexity of the upper management structure to increase the speed of decision making, reduce costs and respond to changing customer expectations. Beginning in 2019, the Company expects the announced restructuring actions to generate annual expense savings of $100 million. In addition to the expected 2019 savings, the Company anticipates that these activities will fuel the productivity plan over the next three to five years and contribute significantly to profitable growth. For 2018, the Company recorded expense of approximately $80 million of severance and other human resource-related costs associated with these restructuring activities.
In 2018, the Company continued to execute on its real estate strategy through both monetization and redevelopment of certain assets. Overall, the Company had asset sale gains of $389 million, totaling $474 million in cash proceeds in 2018. Included in these gains and proceeds are the sale of the former I. Magnin building in Union Square San Francisco, the sale of the upper seven floors of the Macy's State Street store in Chicago, as well as the continued recognition of the deferred gain from Macy's Brooklyn transaction executed in 2015.
During 2018, the Company announced a retail store strategy for Macy's that focuses on identifying a scalable investment strategy for all of the brand's stores, improving the customer's experience and growing total sales profitably. This strategy includes categorization of the Company's Macy's stores into three groups: Flagship, Magnet and Neighborhood stores.

•	Flagship stores include Herald Square and 10 other regional flagship stores which serve as premier retail destinations within their respective regions.

•
Magnet stores are retail destinations within major markets that offer an expanded selection of merchandise. Included within these stores are the Growth50 stores, which, as noted previously, will be expanded to another 100 stores in 2019.

•	Neighborhood stores are smaller locations that are visited primarily for convenience and on-line order fulfillment.
Bloomingdale's had a strong 2018, including an improved trend in stores performance and online growth. Notably, the renovation of Bloomingdale’s flagship store at 59th Street brought new energy, products and experiences to this location, serving as a shopping destination for both locals and tourists.

The Company continued its growth of its luxury beauty products and spa retailer, bluemercury, by opening additional freestanding bluemercury stores in urban and suburban markets and adding bluemercury products and boutiques to Macy's stores. As of February 2, 2019, the Company is operating 183 bluemercury locations (163 freestanding and 20 inside Macy's stores).

In January 2019, the Company ended the joint venture with Fung Retailing Limited after winding down the operations of Macy's China Limited earlier in 2018. In conjunction with the termination of the joint venture, the Company acquired the noncontrolling interest in Macy's China Limited from Fung Retailing Limited, resulting in one hundred percent ownership. For the period of time prior to the acquisition of the noncontrolling interest, Fung Retailing Limited's thirty-five percent proportionate share of the results of Macy's China Limited was reported as noncontrolling interest in the Consolidated Financial Statements.

Overview of 2018 Financial Results
2018 saw the execution of the Company's North Star strategy which resulted in healthier stores and continued e-commerce growth. 2018 ended with a solid fourth quarter and selected results of 2018 include:

•	Net sales increased 0.1% compared to 2017, which included a 53rd week of operations.

•	Comparable sales on an owned basis increased 1.7% and comparable sales on an owned plus licensed basis increased 2.0%.

•	Asset sale gains decreased $155 million to $389 million compared to 2017.

•
Federal, state, and local income tax expense for 2018 was $322 million compared to a benefit of $39 million in 2017, which included a non-cash tax benefit of $584 million associated with the remeasurement of the Company's deferred tax balances due to U.S. federal tax reform enacted in 2017. As a result of U.S. federal tax reform, the Company's federal statutory effective tax rate declined to 21% in January 2018 from 35%.

•	Net income attributable to Macy's, Inc. shareholders for 2018 was $1,108 million, a decrease of $458 million from $1,566 million in 2017.

•
Diluted earnings per share attributable to Macy's, Inc. shareholders decreased to $3.56 in 2018 compared to $5.10 in 2017. Excluding restructuring, impairment, store closing and other costs, settlement charges, losses and gains on early retirement of debt and the deferred tax effects of U.S. federal tax reform, adjusted diluted earnings per share attributable to Macy's, Inc. shareholders increased to $4.18 in 2018 from $3.79 in 2017. In addition, excluding asset sales gains, adjusted diluted earnings per share attributable to Macy's, Inc. shareholders increased to $3.26 in 2018 from $2.69 in 2017.

•
Earnings before interest, taxes, depreciation and amortization excluding restructuring, impairment, store closing and other costs and settlement charges ("Adjusted EBITDA") was $2,877 million in 2018, as compared to $3,109 million in 2017.

•	Return on invested capital ("ROIC"), a key measure of operating productivity, was 19.9% for 2018 compared to 20.8% for 2017.

•	The Company repurchased $1,094 million of debt in 2018, consisting of $344 million of debt repurchased in the open market and $750 million of debt repurchased in a tender offer ("tender offer").
See pages 29 to 32 for reconciliations of the non-GAAP financial measures presented above to the most comparable U.S. generally accepted accounting principles ("GAAP") financial measures and other important information.

Results of Operations

	2018		2017		2016
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$24,971		$24,939		$25,908
Increase (decrease) in comparable sales	1.7%		(2.2)%		(3.5)%
Credit card revenues, net	768	3.1%	702	2.8%	656	2.5%

Cost of sales	(15,215)	(60.9)%	(15,181)	(60.9)%	(15,666)	(60.5)%
Selling, general and administrative expenses	(9,039)	(36.2)%	(8,954)	(35.9)%	(9,257)	(35.7)%
Gains on sale of real estate	389	1.5%	544	2.2%	209	0.8%
Restructuring, impairment, store closing and other costs	(136)	(0.5)%	(186)	(0.7)%	(479)	(1.8)%
Operating income	1,738	7.0%	1,864	7.5%	1,371	5.3%
Benefit plan income, net	39		57		55
Settlement charges	(88)		(105)		(98)
Interest expense - net	(236)		(310)		(363)
Gains (losses) on early retirement of debt	(33)		10		—
Income before income taxes	1,420		1,516		965
Federal, state and local income tax benefit (expense)	(322)		39		(346)
Net income	1,098		1,555		619
Net loss attributable to noncontrolling interest	10		11		8
Net income attributable to Macy's, Inc. shareholders	$1,108	4.4%	$1,566	6.3%	$627	2.4%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$3.56		$5.10		$2.02

Supplemental Financial Measure
Gross margin	$9,756	39.1%	$9,758	39.1%	$10,242	39.5%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned plus licensed basis	2.0%		(1.9)%		(2.9)%
Adjusted diluted earnings per share attributable to Macy's, Inc. shareholders	$4.18		$3.79		$3.14
Adjusted EBITDA	$2,877		$3,109		$2,971
ROIC	19.9%		20.8%		18.5%

See pages 29 to 32 for a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Store information (at year-end):
Stores operated	867		852		829
Square footage (in millions)	126.0		127.7		130.2

Comparison of 2018 and 2017
Net Sales and Comparable Sales
Net sales for 2018 were $24,971 million, an increase of $32 million, or 0.1%, from 2017, which included a 53rd week of operations. The increase in comparable sales on an owned basis, which excludes the 53rd week of sales in 2017, for 2018 was 1.7% compared to 2017. The increase in comparable sales on an owned plus licensed basis for 2018 was 2.0% compared to 2017. Geographically, sales in 2018 were strongest in the South, Southwest and Northeast regions of the country. Digital sales continued to be strong in 2018 and experienced double digit growth. By family of business, sales in 2018 were strongest in active apparel, fine jewelry, fragrances, men's tailored clothing, kids', women's shoes, dresses and furniture. Sales in 2018 were less strong in women's sportswear collections, handbags, fashion watches and color cosmetics. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded operations in both 2018 and 2017.
Credit Card Revenues, Net
Net credit card revenues were $768 million for 2018, an increase of $66 million compared to $702 million recognized in 2017. Increased proprietary card usage driven by the enhanced Macy's Star Rewards loyalty program and higher consumer credit balances drove the favorable results. Proprietary card penetration increased to 46.9% in 2018 from 46.2% in 2017.
Cost of Sales
Cost of sales for 2018 increased $34 million from 2017. The cost of sales rate as a percent to net sales of 60.9% in 2018 was flat to 2017, primarily due to lower merchandise costs, including lower markdowns, which offset higher delivery expenses associated with the Company's omnichannel activities, free shipping promotions and loyalty programs.
Selling, General, and Administrative (SG&A) Expenses
SG&A expenses for 2018 increased $85 million from 2017 and the SG&A rate as a percent to net sales increased 30 basis points to 36.2% as compared to 2017. The dollar and rate increase compared to 2017 was primarily reflective of investments in the Company's strategic initiatives, technology and the Company's new employee incentive plan. In addition, advertising expense, net of cooperative advertising allowances, increased to $1,162 million in 2018 from $1,108 million in 2017.
Gains on Sale of Real Estate
The Company recognized gains of $389 million in 2018 associated with sales of real estate, as compared to $544 million in 2017. 2018 included gains of $178 million related to the I. Magnin building in Union Square San Francisco and $58 million related to the continued recognition of the deferred gain from the Macy's Brooklyn transaction which closed in 2015. 2017 included gains of $234 million related to the Macy's Union Square location, $71 million related to the Macy's Brooklyn transaction, $47 million related to the downtown Minneapolis properties and $40 million related to the downtown Seattle Macy's location.
Restructuring, Impairment, Store Closing and Other Costs
Restructuring, impairment, store closing and other costs for 2018 and 2017 of $136 million and $186 million, respectively, included severance and other human resource-related costs, asset impairment charges and other costs associated with organizational changes and store closings. 2018 included costs and expenses primarily associated with the organizational changes and store closings announced in January 2019, while 2017 included costs and expenses primarily associated with the organizational changes and store closings announced in August 2017 and January 2018.
Benefit Plan Income, Net
2018 and 2017 included $39 million and $57 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses.
Settlement Charges
$88 million and $105 million of non-cash settlement charges were recognized in 2018 and 2017, respectively. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company’s defined benefit retirement plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense, excluding losses and gains on early retirement of debt, for 2018 decreased $74 million from 2017. This decrease was primarily driven by the reduction in the Company's debt resulting from the tender offer repurchases in 2017 and open market repurchases in 2018.
Losses and Gains on Early Retirement of Debt
In 2018, the Company repurchased approximately $344 million face value of senior notes and debentures and completed a tender offer debt repurchase of $750 million face value of senior notes and debentures. As a result of these transactions, the Company recognized $33 million in expenses and fees net of the write-off of unamortized debt premiums.
In 2017, the Company repurchased approximately $247 million face value of senior notes and debentures and completed a tender offer debt repurchase of $400 million face value of senior notes and debentures. As a result of these transactions, the Company recognized a $10 million benefit related to the write-off of the unamortized premium associated with the debt repayments, net of the premium costs and other expenses.

Effective Tax Rate
The Company's effective tax rate was expense of 22.7% for 2018 and a benefit of 2.6% for 2017. On a comparative basis, the 2018 rate reflects the Company's lower federal income tax statutory rate of 21% as compared to 35% resulting from the U.S. federal tax reform enacted in 2017. 2017 included the recognition of a non-cash tax benefit of $584 million associated with the remeasurement of the Company's deferred tax balances due to U.S. federal tax reform. Further, 2017 included the recognition of approximately $15 million of net tax shortfalls associated with share-based payment awards.

Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2018 decreased $458 million compared to 2017, driven by higher taxes and lower earnings before interest and taxes ("EBIT"), partially offset by higher credit card revenue and lower net interest expense.
Comparison of 2017 and 2016
Net Sales and Comparable Sales
Net sales for 2017, which included a 53rd week, decreased $969 million or 3.7% compared to 2016. The decrease in comparable sales on an owned basis for 2017 was 2.2% compared to 2016. The decrease in comparable sales on an owned plus licensed basis for 2017 was 1.9% compared to 2016. Geographically, sales in 2017 were strongest in Florida, Eastern Texas, Louisiana, Hawaii, Oregon, Southern California and Arizona. Digital sales continued to be strong in 2017 and experienced double digit growth. By family of business, sales in 2017 were strongest in active apparel, fine jewelry, fragrances, dresses and men's tailored clothing. Sales in 2017 were less strong in handbags although the trend improved in the second half of the year. Sales of the Company's private label brands represented approximately 20% of net sales in the Macy's-branded operations in 2017 and 2016.
Credit Card Revenues, Net
Credit card revenues, net were $702 million for 2017, an increase of $46 million compared to $656 million recognized in 2016. Increased proprietary card usage driven by the enhanced Macy's Star Rewards loyalty program drove the favorable results.
Cost of Sales
Cost of sales for 2017 decreased $485 million from 2016. The cost of sales rate as a percent to net sales of 60.9% was 40 basis points higher in 2017, as compared to 60.5% in 2016, primarily due to higher delivery expenses associated with the Company's omnichannel activities and free shipping promotions.
SG&A Expenses
SG&A expenses for 2017 decreased $303 million from 2016, however, the SG&A rate as a percent to net sales of 35.9% was 20 basis points higher in 2017, as compared to 2016. The dollar decrease from 2016 was mainly due to store closings and the restructuring activities announced in 2016 and 2017, offset slightly by higher expenses associated with the continued investments in the Company's omnichannel operations, and investments in bluemercury and Macy's Backstage.

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
Restructuring, Impairment, Store Closing and Other Costs
Restructuring, impairment, store closing and other costs for 2017 and 2016 of $186 million and $479 million, respectively, included severance and other human resource-related costs, asset impairment charges and other costs associated with organizational changes and store closings. 2017 included costs and expenses primarily associated with the organizational changes and store closings announced in August 2017 and January 2018, while 2016 included costs and expenses primarily associated with the organizational changes and store closings announced in August 2016 and January 2017.
Benefit Plan Income, Net
2017 and 2016 included $57 million and $55 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses.
Settlement Charges
$105 million and $98 million of non-cash settlement charges were recognized in 2017 and 2016, respectively. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company’s defined benefit retirement plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense, excluding gains on early retirement of debt, for 2017 decreased $53 million from 2016. This decrease was primarily driven by the early repayment of $647 million of debt and the repayment at maturity of $300 million of debt in 2017.
Gains on Early Retirement of Debt
In 2017, the Company repurchased approximately $247 million face value of senior notes and debentures and completed a tender offer debt repurchase of $400 million face value of senior notes and debentures. As a result of these transactions, the Company recognized a $10 million benefit related to the write-off of the unamortized premium associated with the debt repayments, net of the premium costs and other expenses.
Effective Tax Rate
The Company's effective tax rate was a benefit of 2.6% for 2017 and expense of 35.9% for 2016. As previously discussed, 2017 differs from the federal income tax statutory rate of 33.7%, principally due to U.S. federal tax reform enacted in 2017 that led to the recognition of a non-cash tax benefit of $584 million associated with the remeasurement of the Company's deferred tax balances. Further, 2017 included the recognition of approximately $15 million of net tax shortfalls associated with share-based payment awards.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2017 increased compared to 2016, driven by higher operating income due to higher asset sale gains, lower SG&A expenses, restructuring, impairment, store closing and other costs, partially offset by lower sales and gross margin. Coupled with higher credit card revenue, lower net interest expense and a net income tax benefit resulted in net income attributable to Macy's Inc. shareholders increasing by $939 million in 2017 as compared to 2016.

Guidance

The Company's operations are impacted by competitive pressures from department stores, specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, online retailers, catalogs and television shopping, among others. The Company's operations are also impacted by general consumer spending levels, including the impact of general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, the costs of basic necessities and other goods and the effects of weather or natural disasters and other factors over which the Company has little or no control.
In recent years, consumer spending levels have been affected to varying degrees by a number of factors, including modest economic growth, uncertainty regarding governmental spending and tax policies, unemployment levels, tightened consumer credit, and a fluctuating housing and stock market. In addition, consumer spending levels of international customers are impacted by the strength of the U.S. dollar relative to foreign currencies. These factors have affected, to varying degrees, the amount of funds that consumers are willing and able to spend for discretionary purchases, including purchases of some of the merchandise offered by the Company.
All economic conditions ultimately affect the Company's overall operations. However, the effects of economic conditions can be experienced differently and at different times, in the various geographic regions in which the Company operates, in relation to the different types of merchandise that the Company offers for sale, or in relation to each of the Company's branded operations.
Based on its assessment of current and anticipated market conditions and its recent performance, the Company's 2019 guidance assumptions include the following:

•	Net sales are estimated to be approximately flat to 2018.

•	Comparable sales on both an owned and owned plus licensed basis are estimated to be flat to up 1.0%.

•	Credit revenue is estimated to be approximately $740 million to $765 million.

•	Gross margin rate is estimated to be down moderately in the first half and down slightly in the second half of the year.

•	SG&A expense rate is expected to be up slightly with expense savings increasing throughout the year and helping to offset incremental investment spend.

•	Benefit plan income is estimated to be approximately $25 million.

•	Estimated asset sale gains of approximately $100 million.

•	Estimated interest expense of approximately $190 million.

•	Effective tax rate is expected to be 23.0%.

•	Adjusted diluted earnings per share is expected to be $3.05 to $3.25. Adjusted diluted earnings per share, excluding asset sale gains, is expected to be $2.80 to $3.00.

•	Estimated depreciation and amortization of approximately $975 million.

•	Capital expenditures are estimated at approximately $1 billion.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.

Operating Activities
Net cash provided by operating activities was $1,735 million in 2018 compared to $1,976 million in 2017. The decline was driven by lower earnings before interest, taxes, depreciation and amortization ("EBITDA") and higher net inventory investment. These declines in operating cash flows were partially offset by lower cash paid for taxes in 2018 compared to 2017.
Investing Activities
Net cash used by investing activities for 2018 was $456 million, compared to net cash used by investing activities of $351 million for 2017. Investing activities for 2018 included purchases of property and equipment totaling $657 million and capitalized software of $275 million, compared to purchases of property and equipment totaling $487 million and capitalized software of $273 million for 2017.
Capital expenditures were higher by $172 million in 2018 as compared to 2017. This increase in capital expenditures was largely driven by the Company's Growth50 and Backstage strategic initiatives.
In 2018, the Company continued to execute on its real estate strategy that includes creating value through monetization and, in some cases, redevelopment of real estate assets. Overall, property and equipment sales, primarily related to real estate, generated cash proceeds of $474 million in 2018 compared to $411 million in 2017.
Financing Activities
Net cash used by the Company for financing activities was $1,544 million for 2018, including the repayment of $1,149 million of debt and the payment of $463 million of cash dividends, partially offset by the issuance of $45 million of common stock, primarily related to the exercise of stock options, and proceeds of $7 million received from Macy's China Limited's noncontrolling interest shareholder.

During December 2018, the Company completed a tender offer and purchased $750 million in aggregate principal amount of certain senior unsecured notes and debentures. The purchased senior unsecured notes and debentures included $164 million of 6.65% senior debentures due 2024, $155 million of 7.0% senior debentures due 2028, $114 million of 6.9% senior debentures due 2029, $103 million of 4.5% senior notes due 2034, $94 million of 6.79% senior debentures due 2027, $35 million of 6.7% senior debentures due 2034, $34 million of 6.375% senior notes due 2037, $34 million of 6.7% senior debentures due 2028, $10 million of 6.9% senior debentures due 2032, $5 million of 8.75% senior debentures due 2029, and $2 million of 7.875% senior debentures due 2030. The total cash cost for the tender offer was $789 million. The Company recognized $28 million of expense related to the recognition of the tender premium and other costs partially offset by the unamortized debt premium associated with this debt. This expense is presented as losses on early retirement of debt on the Consolidated Statements of Income during 2018.

During 2018, the Company repurchased $344 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of $354 million, including expenses and other fees related to the transactions. Such repurchases resulted in the recognition of expense of $5 million during 2018 presented as losses on early retirement of debt on the Consolidated Statements of Income.

Net cash used by the Company for financing activities was $1,446 million for 2017, including the repayment of $988 million of debt and the payment of $461 million of cash dividends, partially offset by the issuance of $6 million of common stock, primarily related to the exercise of stock options, and proceeds of $13 million received from Macy's China Limited's noncontrolling interest shareholder.

During December 2017, the Company completed a tender offer and purchased $400 million in aggregate principal amount of certain senior unsecured notes and debentures. The purchased senior unsecured notes and debentures included $147 million of 6.9% senior debentures due 2032, $108 million of 6.7% senior debentures due 2034, $96 million of 6.375% senior notes due 2037, $43 million of 8.75% senior debentures due 2029, and $6 million of 7.875% senior debentures due 2030. The total cash cost for the tender offer was $423 million. The Company recognized $11 million of income related to the recognition of the unamortized debt premium partially offset by the tender premium and other costs associated with this debt. This income is presented as gains on early retirement of debt on the Consolidated Statements of Income during 2017.

In July 2017, the Company paid $300 million of debt at maturity. During the first and second quarters of 2017, the Company repurchased $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cash cost of $257 million, including expenses related to the transactions. Such repurchases resulted in the recognition of expense of $1 million during 2017 presented as losses on early retirement of debt on the Consolidated Statements of Income.

The Company entered into a credit agreement with certain financial institutions as of May 6, 2016 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. This agreement is set to expire May 6, 2021 and replaced the prior agreement which was set to expire May 10, 2018.

As of February 2, 2019 and February 3, 2018, there were no revolving credit loans outstanding under this credit agreement, and there were no borrowings under the agreement during 2018 and 2017. In addition, there were no standby letters of credit outstanding at February 2, 2019 and February 3, 2018. Revolving loans under the credit agreement bear interest based on various published rates.

The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement with certain financial institutions. There were no borrowings under the program during 2018 and 2017. As of February 2, 2019 and February 3, 2018, there were no remaining borrowings outstanding under the commercial paper program.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for 2018 was 11.22 and its leverage ratio at February 2, 2019 was 1.74, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $300 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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
At February 2, 2019, no notes or debentures contain provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $3,759 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest in specified circumstances involving both a change of control (as defined in the applicable indenture) of the Company and the rating of the notes by specified rating agencies at a level below investment grade.

As of February 2, 2019, the Company had $1,716 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
On February 22, 2019, the Company's board of directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable April 1, 2019, to shareholders of record at the close of business on March 15, 2019.
Contractual Obligations and Commitments
At February 2, 2019, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$42	$42	$—	$—	$—
Long-term debt	4,671	—	1,092	1,150	2,429
Interest on debt	2,069	214	402	327	1,126
Capital lease obligations	46	3	6	6	31
Operating leases (a)	4,254	325	624	547	2,758
Letters of credit	28	28	—	—	—
Other obligations	5,022	3,188	825	299	710
	$16,132	$3,800	$2,949	$2,329	$7,054
(a) Operating leases include executed leases not yet commenced.
“Other obligations” in the foregoing table includes post employment and postretirement benefits, self-insurance reserves, group medical/dental/life insurance programs, merchandise purchase obligations and obligations under outsourcing arrangements, construction contracts, energy and other supply agreements identified by the Company and liabilities for unrecognized tax benefits that the Company expects to settle in cash in the next year excluding interest and penalties. The Company's merchandise purchase obligations fluctuate on a seasonal basis, typically being higher in the summer and early fall and being lower in the late winter and early spring. The Company purchases a substantial portion of its merchandise inventories and other goods and services otherwise than through binding contracts. Consequently, the amounts shown as “Other obligations” in the foregoing table do not reflect the total amounts that the Company would need to spend on goods and services in order to operate its businesses in the ordinary course.
Of the Company's $149 million of unrecognized tax benefits at February 2, 2019, within "other obligations" in the foregoing table, the Company has excluded $4 million of deferred tax assets and $117 million of long-term liabilities for unrecognized tax benefits for various tax positions taken. The table also excludes federal, state and local interest and penalties related to unrecognized tax benefits of $56 million. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities.
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

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude period-to-period from diluted earnings per share attributable to Macy's, Inc. shareholders, EBIT and EBITDA, including as a percent to sales, provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBIT, EBITDA, Adjusted EBIT and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. In addition, management believes that ROIC is a useful supplemental measure in evaluating how efficiently the Company employs its capital. The Company uses some of these non-GAAP financial measures as performance measures for components of executive compensation.
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

Changes in Comparable Sales
The following is a tabular reconciliation of the non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis, to GAAP comparable sales (i.e., on an owned basis), which the Company believes to be the most directly comparable GAAP financial measure.

	2018	2017	2016
Increase (decrease) in comparable sales on an owned basis (note 1)	1.7%	(2.2)%	(3.5)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.3%	0.3%	0.6%
Increase (decrease) in comparable sales on an owned plus licensed basis	2.0%	(1.9)%	(2.9)%
Notes:

(1)
Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year and all online sales, adjusting for the 53rd week in 2017, excluding commissions from departments licensed to third parties. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or a material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales differ among companies in the retail industry.

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

	2018	2017	2016
As reported	$3.56	$5.10	$2.02
Restructuring, impairment, store closing and other costs (a)	0.41	0.61	1.54
Settlement charges	0.28	0.34	0.31
Losses (gains) on early retirement of debt	0.11	(0.03)	—
Income tax impact of certain items identified above	(0.18)	(0.33)	(0.73)
Deferred tax effects of federal tax reform	—	(1.90)	—
As adjusted	$4.18	$3.79	$3.14
Gains on sale of real estate	(1.25)	$(1.77)	(0.67)
Income tax impact of gains on sale of real estate	0.33	$0.67	0.26
As adjusted excluding gains on sale of real estate	$3.26	$2.69	$2.73
(a) 2018 excludes impairment, restructuring, and other costs attributable to the noncontrollling interest shareholder of $8 million.

Adjusted EBIT and EBITDA as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measure EBIT and EBITDA, as adjusted to exclude certain items ("Adjusted EBIT and Adjusted EBITDA"), as a percent to net sales to GAAP net income attributable to Macy's, Inc. shareholders as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2018	2017	2016
	(millions, except percentages)
Net sales	$24,971	$24,939	$25,908

Net income attributable to Macy's, Inc. shareholders	$1,108	$1,566	$627

Net income attributable to Macy's, Inc. shareholders as a percent to net sales	4.4%	6.3%	2.4%

Net income attributable to Macy's, Inc. shareholders	$1,108	$1,566	$627
Restructuring, impairment, store closing and other costs (a)	128	186	479
Settlement charges	88	105	98
Interest expense - net	236	310	363
Losses (gains) on early retirement of debt	33	(10)	—
Federal, state and local income tax expense (benefit)	322	(39)	346
Adjusted EBIT	$1,915	$2,118	$1,913
Adjusted EBIT as a percent to net sales	7.7%	8.5%	7.4%

Add back depreciation and amortization	962	991	1,058
Adjusted EBITDA	$2,877	$3,109	$2,971
Adjusted EBITDA as a percent to net sales	11.5%	12.5%	11.5%
(a) 2018 excludes impairment, restructuring, and other costs attributable to the noncontrollling interest shareholder of $8 million.

ROIC
The Company defines ROIC as adjusted EBITDA, excluding net rent expense, as a percent to average invested capital. Average invested capital is comprised of an annual two-point (i.e., end of the year presented and the immediately preceding year) average of gross property and equipment, a capitalized value of non-capitalized leases equal to periodic annual reported net rent expense multiplied by a factor of eight and a four-point (i.e., end of each quarter within the period presented) average of other selected assets and liabilities. The calculation of the capitalized value of non-capitalized leases is consistent with industry and credit rating agency practice and the specified assets are subject to a four-point average to compensate for seasonal fluctuations.
The following is a tabular reconciliation of the non-GAAP financial measure of ROIC to net income as a percent to property and equipment - net, which the Company believes to be the most directly comparable GAAP financial measure.

	2018	2017	2016
	(millions, except percentages)
Net income	$1,098	$1,555	$619

Property and equipment - net	$6,655	$6,845	$7,317

Net income as a percent to property and equipment - net	16.5%	22.7%	8.5%

Net income	$1,098	$1,555	$619
Add back interest expense, net	236	310	363
Add back (deduct) losses (gains) on early retirement of debt	33	(10)	—
Add back (deduct) federal, state and local tax expense (benefit)	322	(39)	346
Add back restructuring, impairment, store closing and other costs	136	186	479
Add back settlement charges	88	105	98
Add back depreciation and amortization	962	991	1,058
Add back rent expense, net
Real estate	327	310	306
Personal property	9	10	11
Deferred rent amortization	14	14	9
Adjusted EBITDA	$3,225	$3,432	$3,289

Property and equipment - net	$6,655	$6,845	$7,317
Add back accumulated depreciation and amortization	4,553	4,733	5,088
Add capitalized value of non-capitalized leases	2,800	2,672	2,608
Add (deduct) other selected assets and liabilities:
Receivables	273	327	402
Merchandise inventories	5,664	5,712	6,012
Prepaid expenses and other current assets	608	616	687
Other assets	803	830	881
Merchandise accounts payable	(2,219)	(2,115)	(2,173)
Accounts payable and accrued liabilities	(2,917)	(3,127)	(3,075)
Total average invested capital	$16,220	$16,493	$17,747

ROIC	19.9%	20.8%	18.5%

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
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2018 and 2017. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2019. Management believes that, with respect to the Company's current operations, cash on hand and funds from operations, together with available borrowing under its credit facility and other capital resources, will be sufficient to cover the Company's Pension Plan cash requirements in both the near term and also over the longer term.
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
The Company's assumed annual long-term rate of return for the Pension Plan's assets was 6.75% for 2018, and 7.00% for 2017 and 2016 based on expected future returns on the portfolio of assets. For 2019, the Company is lowering the assumed annual long-term rate of return to 6.50% based on expected future returns of the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2019 pension expense by approximately $7 million.
The Company discounted its future pension obligations using a weighted-average rate of 4.03% at February 2, 2019 and 3.74% at February 3, 2018 for the Pension Plan and 4.10% at February 2, 2019 and 3.78% at February 3, 2018 for the SERP. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, the pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at February 2, 2019 by approximately $77 million and would decrease estimated 2019 pension expense by approximately $3 million. Increasing the discount rates by 0.25% would decrease the projected benefit obligations at February 2, 2019 by approximately $72 million and would increase estimated 2019 pension expense by approximately $3 million.
The Company estimates the service and interest cost components of net periodic benefit costs for the Pension Plan and SERP. This method uses a full yield curve approach in the estimation of these components of net periodic benefit costs. Under this approach, the Company applies discounting using individual spot rates from the yield curve composed of the rates of return from a portfolio of high quality corporate debt securities available at the measurement date. These spot rates align to each of the projected benefit obligation and service cost cash flows.
New Pronouncements
See Note 1, "Organization and Summary of Significant Accounting Policies," of the Consolidated Financial Statements for discussion on new accounting pronouncements.

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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6 to the Consolidated Financial Statements. All of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At February 2, 2019, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at February 2, 2019, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
a. Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of February 2, 2019, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of February 2, 2019 the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of February 2, 2019, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.
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

The information required by this item for executive officers is set forth under “Item 1. Business - Executive Officers of the Registrant” in this report. The other information called for by this item is set forth under “Item 1. Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be delivered to stockholders in connection with the 2019 Annual Meeting of Shareholders (the “Proxy Statement”), and incorporated herein by reference.
The Company’s Code of Conduct is in compliance with the applicable rules of the SEC that apply to the principal executive officer, principal financial officer and principal accounting officer or comptroller, or persons performing similar functions.  A copy of the Code of Conduct is available, free of charge, through the Company’s website at
https://www.macysinc.com. We intend to satisfy any disclosure requirement under Item 5 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information to the Company’s website at the address and location specified above.

Set forth below are the names, ages and principal occupations of the Company's non-employee directors as of March 21, 2019.

Name	Age	Director Since	Principal Occupation
David P. Abney	63	2018
Chairman and Chief Executive Officer of UPS, Inc., a multinational package delivery and supply chain management company, since 2016 and 2014, respectively. Chief Operating Officer of UPS, Inc. since 2007.

Francis S. Blake	69	2015	Former Chairman and Chief Executive Officer of The Home Depot, Inc., a multinational home improvement retailer.
John A. Bryant	53	2015	Former Chairman and Chief Executive Officer of Kellogg Company, a multinational cereal and snack food producer.
Deirdre P. Connelly	58	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline, a global pharmaceutical company.
Leslie D. Hale	46	2015	President and Chief Executive Officer of RLJ Lodging Trust, a publicly-traded lodging real estate investment trust, since 2018.
William H. Lenehan	42	2016	President and Chief Executive Officer of Four Corners Property Trust, Inc., a real estate investment trust, since 2015.
Sara Levinson	68	1997	Co-Founder and Director of Katapult, a digital entertainment company making products for today's creative generation, since 2013.
Joyce M. Roché	72	2006	Former President and Chief Executive Officer of Girls Incorporated, a national non-profit research, education and advocacy organization.
Paul C. Varga	55	2012	Former Chairman and Chief Executive Officer of Brown-Forman Corporation, a spirits and wine company.
Marna C. Whittington	71	1993	Former Chief Executive Officer of Allianz Global Investors Capital, a diversified global investment firm.

Item 11.	Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2018,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and "Further Information Concerning the Board of Directors – Risk Oversight" in the Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information called for by this item is set forth under “Stock Ownership – Certain Beneficial Owners,” “Stock Ownership – Securities Authorized for Issuance Under Equity Compensation Plans,” and “Stock Ownership – Stock Ownership of Directors and Executive Officers” in the Proxy Statement and incorporated herein by reference.

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
3. Exhibits:

Exhibit Number	Description	Document if Incorporated by Reference
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 18, 2010

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 1995

3.1.2	Article Seventh of the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 24, 2011

3.2	Amended and Restated By-Laws	Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 30, 2016

4.1	Amended and Restated Certificate of Incorporation	See Exhibits 3.1, 3.1.1 and 3.1.2

4.2	Amended and Restated By-Laws	See Exhibit 3.2

4.3
Indenture, dated as of January 15, 1991, among the Company (as successor to The May Department Stores Company (“May Delaware”)), Macy's Retail Holdings, Inc. (“Macy's Retail”) (f/k/a The May Department Stores Company (NY) or “May New York”) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company and as successor to The First National Bank of Chicago), as Trustee (“1991 Indenture”)
Exhibit 4(2) to May New York’s Current Report on Form 8-K filed January 15, 1991

4.3.1	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1991 Indenture	Exhibit 10.13 to the Company's Current Report on Form 8-K filed August 30, 2005 (“August 30, 2005 Form 8-K”)

4.4
Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (“1994 Indenture”)
Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-88328) filed January 9, 1995

4.4.1
Ninth Supplemental Indenture to 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee
Exhibit 3 to the Company's Current Report on Form 8-K filed July 15, 1997

Exhibit Number	Description	Document if Incorporated by Reference
4.4.2
Tenth Supplemental Indenture to 1994 Indenture, dated as of August 30, 2005, among the Company, Macy's Retail and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee
Exhibit 10.14 to August 30, 2005 Form 8-K

4.4.3	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1994 Indenture	Exhibit 10.16 to August 30, 2005 Form 8-K

4.5	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (“1997 Indenture”)	Exhibit 4.4 to the Company's Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed September 11, 1997

4.5.1	First Supplemental Indenture to 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company's Current Report on Form 8-K filed February 6, 1998

4.5.2	Third Supplemental Indenture to 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-76795) filed April 22, 1999

4.5.3	Seventh Supplemental Indenture to 1997 Indenture, dated as of August 30, 2005 among the Company, Macy's Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to August 30, 2005 Form 8-K

4.5.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1997 Indenture	Exhibit 10.17 to August 30, 2005 Form 8-K

4.6
Indenture, dated as of June 17, 1996, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (“1996 Indenture”)
Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed June 18, 1996 by May Delaware

4.6.1
First Supplemental Indenture to 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee
Exhibit 10.9 to August 30, 2005 Form 8-K

4.7	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee (“2004 Indenture”)	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-00079) filed July 22, 2004 by May Delaware

4.7.1
First Supplemental Indenture to 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy's Retail and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee
Exhibit 10.10 to August 30, 2005 Form 8-K

4.8	Indenture, dated as of November 2, 2006, by and among Macy's Retail, the Company and U.S. Bank National Association, as Trustee (“2006 Indenture”)	Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed November 2, 2006

4.8.1	Third Supplemental Indenture to 2006 Indenture, dated March 12, 2007, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 12, 2007

Exhibit Number	Description	Document if Incorporated by Reference
4.8.2	Sixth Supplemental Indenture to 2006 Indenture, dated December 10, 2015, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed December 10, 2015

4.9	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee ("2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 13, 2012 (“January 13, 2012 Form 8-K”)

4.9.1	First Supplemental Trust Indenture to 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to January 13, 2012 Form 8-K

4.9.2	Second Supplemental Trust Indenture to 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to January 13, 2012 Form 8-K

4.9.3	Third Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 20, 2012 (“November 20, 2012 Form 8-K”)

4.9.4	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to November 20, 2012 Form 8-K

4.9.5	Fifth Supplemental Trust Indenture, dated as of September 6, 2013, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 6, 2013

4.9.6	Sixth Supplemental Trust Indenture, dated as of May 23, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed May 23, 2014

4.9.7	Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 18, 2014

10.1
Credit Agreement, dated as of May 6, 2016, among the Company, Macy's Retail, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and paying agent, and Bank of America, N.A., as administrative agent
Exhibit 10.01 to the Company's Current Report on Form 8-K filed May 11, 2016 (“May 11, 2016 Form 8-K”)

10.2	Guarantee Agreement, dated as of May 6, 2016, among the Company, Macy's Retail, certain subsidiary guarantors and JPMorgan Chase Bank, N.A., as paying agent	Exhibit 10.02 to May 11, 2016 Form 8-K

10.3	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (“2014 Form 10-K”)

10.4+
Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. (“MCCS”), Macy's West Stores, Inc., Bloomingdales, Inc., Department Stores National Bank ("DSNB") and Citibank, N.A.
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed December 8, 2014

10.5	Senior Executive Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated March 31, 2017

Exhibit Number	Description	Document if Incorporated by Reference
10.6	1994 Stock Incentive Plan, as amended and restated as of June 1, 2007 *	Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 ("2008 Form 10-K")

10.7	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed November 27, 1991

10.8	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (“2013 Form 10-K”)

10.8.1	Senior Executive Severance Plan effective as of April 1, 2018 *	Exhibit 10.9.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2018 ("2017 Form 10-K")

10.9	Form of Non-Qualified Stock Option Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-00079) filed March 23, 2005 by May Delaware (“March 23, 2005 Form 8-K”)

10.9.1	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 ("2012 Form 10-K")

10.9.2	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to 2014 Form 10-K

10.9.3	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees), as amended *	Exhibit 10.10.5 to 2017 Form 10-K

10.9.4	Form of Stock Option Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *

10.10	Form of Restricted Stock Agreement for the 1994 Stock Incentive Plan *	Exhibit 10.4 to March 23, 2005 Form 8-K

10.10.1	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 25, 2010

10.11	2016-2018 Performance-Based Restricted Stock Unit Terms and Conditions under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.13.2 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2016 ("2015 Form 10-K")

10.11.1	2017-2019 Performance-Based Restricted Stock Unit Terms and Conditions under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.13.2 to the Company's Quarterly Report on Form 10-Q filed August 25, 2017

10.11.2	2018-2020 Performance-Based Restricted Stock Unit Terms and Conditions under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.12.2 to 2017 Form 10-K

10.11.3	2019-2021 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *

10.12	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.19 to 2012 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.12.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to 2014 Form 10-K

10.12.2	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (with dividend equivalents) *	Exhibit 10.13.2 to 2017 Form 10-K

10.12.3	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, as amended *	Exhibit 10.13.3 to 2017 Form 10-K

10.12.4	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *

10.13	Supplementary Executive Retirement Plan *	Exhibit 10.29 to 2008 Form 10-K

10.13.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.13.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to 2012 Form 10-K

10.13.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to 2013 Form 10-K

10.14	Executive Deferred Compensation Plan *	Exhibit 10.30 to 2008 Form 10-K

10.14.1	First Amendment to Executive Deferred Compensation Plan effective December 31, 2013 *	Exhibit 10.21.1 to 2013 Form 10-K

10.15	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to 2013 Form 10-K

10.15.1	First Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to 2014 Form 10-K

10.15.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to 2014 Form 10-K

10.15.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to 2014 Form 10-K

10.15.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*	Exhibit 10.17.4 to 2015 Form 10-K

10.15.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire effective as of January 1, 2014*	Exhibit 10.17.5 to 2015 Form 10-K

10.16	Director Deferred Compensation Plan *	Exhibit 10.33 to 2008 Form 10-K

10.17	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 2, 2014

Exhibit Number	Description	Document if Incorporated by Reference
10.18	Macy's, Inc. 2018 Equity and Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 4, 2018

10.19	Macy's, Inc. Deferred Compensation Plan *	Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-192917) filed December 18, 2013

10.19.1	First Amendment to Deferred Compensation Plan regarding special rules of eligibility for newly eligible participants, effective April 1, 2014 *	Exhibit 10.24.1 to 2014 Form 10-K

10.19.2	Second Amendment to Deferred Compensation Plan regarding payment rules for plan years that begin on or after January 1, 2015, effective January 1, 2014 *	Exhibit 10.24.2 to 2014 Form 10-K

10.19.3	Third Amendment to Deferred Compensation Plan regarding a lump sum distribution from account if its balance does not exceed a certain amount, effective July 1, 2015*	Exhibit 10.20.3 to 2015 Form 10-K

10.20	Change in Control Plan, effective November 1, 2009, as revised and restated effective April 1, 2018 *	Exhibit 10.20 to 2017 Form 10-K

10.21	Time Sharing Agreement between Macy's, Inc. and Jeff Gennette, dated June 14, 2017 *	Exhibit 10.21.1 to 2017 Form 10-K

10.22	Retention Letter Agreement between Macy's, Inc. and Karen Hoguet dated April 3, 2018 *	Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 6, 2018

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2019, filed April 3, 2019, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.

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
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary
Date: April 3, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 3, 2019.

*	*	*
Jeff Gennette	Paula A. Price	Felicia Williams

Chief Executive Officer (principal executive officer), Chairman of the Board and Director	Executive Vice President and Chief Financial Officer (principal financial officer)	Senior Vice President, Controller and Enterprise Risk Officer (principal accounting officer)

*	*	*
David P. Abney	Francis S. Blake	John A. Bryant

Director	Director	Director

*	*	*
Deirdre P. Connelly	Leslie D. Hale	William H. Lenehan

Director	Director	Director

*	*	*
Sara Levinson	Joyce M. Roché	Paul C. Varga

Director	Director	Director

*
Marna C. Whittington

Director

 ___________________

*
The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

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

Jeff Gennette
Chief Executive Officer, Chairman of the Board and Director
Paula A. Price
Executive Vice President and Chief Financial Officer
Felicia Williams
Senior Vice President, Controller and Enterprise Risk Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Macy’s, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
/s/ KPMG LLP
We have served as the Company’s auditor since 1988.
Cincinnati, Ohio
April 3, 2019

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2018	2017	2016
Net sales	$24,971	$24,939	$25,908
Credit card revenues, net	768	702	656

Cost of sales	(15,215)	(15,181)	(15,666)
Selling, general and administrative expenses	(9,039)	(8,954)	(9,257)
Gains on sale of real estate	389	544	209
Restructuring, impairment, store closing and other costs	(136)	(186)	(479)
Operating income	1,738	1,864	1,371
Benefit plan income, net	39	57	55
Settlement charges	(88)	(105)	(98)
Interest expense	(261)	(321)	(367)
Gains (losses) on early retirement of debt	(33)	10	—
Interest income	25	11	4
Income before income taxes	1,420	1,516	965
Federal, state and local income tax benefit (expense)	(322)	39	(346)
Net income	1,098	1,555	619
Net loss attributable to noncontrolling interest	10	11	8
Net income attributable to Macy's, Inc. shareholders	$1,108	$1,566	$627
Basic earnings per share attributable to Macy's, Inc. shareholders	$3.60	$5.13	$2.03
Diluted earnings per share attributable to Macy's, Inc. shareholders	$3.56	$5.10	$2.02

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	2018	2017	2016
Net income	$1,098	$1,555	$619
Other comprehensive income (loss), net of taxes:
Net actuarial gain (loss) and prior service credit on post employment and postretirement benefit plans, net of tax effect of $52 million, $37 million and $42 million	(151)	82	65
Reclassifications to net income:
Net actuarial loss and prior service cost on post employment and postretirement benefit plans, net of tax effect of $7 million, $13 million and $14 million	23	22	22
Settlement charges, net of tax effect of $23 million, $37 million and $38 million	65	68	60
Total other comprehensive income (loss)	(63)	172	147
Comprehensive income	1,035	1,727	766
Comprehensive loss attributable to noncontrolling interest	10	11	8
Comprehensive income attributable to Macy's, Inc. shareholders	$1,045	$1,738	$774

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	February 2, 2019	February 3, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$1,162	$1,455
Receivables	400	363
Merchandise inventories	5,263	5,178
Prepaid expenses and other current assets	620	650
Total Current Assets	7,445	7,646
Property and Equipment – net	6,637	6,672
Goodwill	3,908	3,897
Other Intangible Assets – net	478	488
Other Assets	726	880
Total Assets	$19,194	$19,583
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$43	$22
Merchandise accounts payable	1,655	1,590
Accounts payable and accrued liabilities	3,366	3,271
Income taxes	168	296
Total Current Liabilities	5,232	5,179
Long-Term Debt	4,708	5,861
Deferred Income Taxes	1,238	1,148
Other Liabilities	1,580	1,662
Shareholders’ Equity:
Common stock (307.5 and 304.8 shares outstanding)	3	3
Additional paid-in capital	652	676
Accumulated equity	8,050	7,246
Treasury stock	(1,318)	(1,456)
Accumulated other comprehensive loss	(951)	(724)
Total Macy's, Inc. Shareholders’ Equity	6,436	5,745
Noncontrolling interest	—	(12)
Total Shareholders' Equity	6,436	5,733
Total Liabilities and Shareholders’ Equity	$19,194	$19,583

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Macy's, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at January 30, 2016	$3	$621	$6,334	$(1,665)	$(1,043)	$4,250	$3	$4,253
Cumulative-effect adjustment (a)			45			45		45
Net income (loss)			627			627	(8)	619
Other comprehensive income					147	147		147
Common stock dividends ($1.4925 per share)			(459)			(459)		(459)
Stock repurchases				(316)		(316)		(316)
Stock-based compensation expense		60				60		60
Stock issued under stock plans		(64)		81		17		17
Retirement of common stock			(406)	406		—		—
Deferred compensation plan distributions				5		5		5
Macy's China Limited						—	4	4
Balance at January 28, 2017	3	617	6,141	(1,489)	(896)	4,376	(1)	4,375
Net income (loss)			1,566			1,566	(11)	1,555
Other comprehensive income					172	172		172
Common stock dividends ($1.51 per share)			(461)			(461)		(461)
Stock repurchases				(1)		(1)		(1)
Stock-based compensation expense		58				58		58
Stock issued under stock plans		(24)		27		3		3
Deferred compensation plan distributions				7		7		7
Other		25				25		25
Balance at February 3, 2018	3	676	7,246	(1,456)	(724)	5,745	(12)	5,733
Net income (loss)			1,108			1,108	(10)	1,098
Other comprehensive loss					(63)	(63)		(63)
Common stock dividends ($1.51 per share)			(468)			(468)		(468)
Stock-based compensation expense		63				63		63
Stock issued under stock plans		(87)		135		48		48
Deferred compensation plan distributions				3		3		3
Stranded tax costs (b)			164		(164)	—		—
Macy's China Limited						—	22	22
Balance at February 2, 2019	$3	$652	$8,050	$(1,318)	$(951)	$6,436	$—	$6,436
(a) Represents the cumulative-effect adjustment for the adoption of ASC Topic 606, Revenue from Contracts with Customers.
(b) Represents the reclassification of stranded tax effects to retained earnings as a result of U.S. federal tax reform.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2018	2017	2016
Cash flows from operating activities:
Net income	$1,098	$1,555	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring, impairment, store closing and other costs	136	186	479
Settlement charges	88	105	98
Depreciation and amortization	962	991	1,058
Stock-based compensation expense	63	58	61
Gains on sale of real estate	(389)	(544)	(209)
Amortization of financing costs and premium on acquired debt	(15)	(45)	(14)
Changes in assets and liabilities:
(Increase) decrease in receivables	(61)	120	(1)
(Increase) decrease in merchandise inventories	(87)	221	107
Decrease in prepaid expenses and other current assets	21	17	37
Increase (decrease) in merchandise accounts payable	55	162	(132)
Increase (decrease) in accounts payable, accrued liabilities and other items not separately identified	44	(186)	(185)
Increase (decrease) in current income taxes	(136)	(114)	125
Increase (decrease) in deferred income taxes	112	(421)	(134)
Change in other assets and liabilities not separately identified	(156)	(129)	(108)
Net cash provided by operating activities	1,735	1,976	1,801
Cash flows from investing activities:
Purchase of property and equipment	(657)	(487)	(596)
Capitalized software	(275)	(273)	(316)
Disposition of property and equipment	474	411	673
Other, net	2	(2)	(4)
Net cash used by investing activities	(456)	(351)	(243)
Cash flows from financing activities:
Debt repaid	(1,149)	(988)	(754)
Dividends paid	(463)	(461)	(459)
Increase (decrease) in outstanding checks	16	(15)	61
Acquisition of treasury stock	—	(1)	(316)
Issuance of common stock	45	6	36
Proceeds from noncontrolling interest	7	13	6
Net cash used by financing activities	(1,544)	(1,446)	(1,426)
Net increase (decrease) in cash, cash equivalents and restricted cash	(265)	179	132
Cash, cash equivalents and restricted cash beginning of period	1,513	1,334	1,202
Cash, cash equivalents and restricted cash end of period	$1,248	$1,513	$1,334
Supplemental cash flow information:
Interest paid	$328	$361	$396
Interest received	25	12	4
Income taxes paid (net of refunds received)	345	496	352
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy’s, Inc. and subsidiaries (the “Company”) is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy’s, Bloomingdale’s and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of February 2, 2019, the Company’s operations and operating segments were conducted through Macy’s, Bloomingdale’s, Bloomingdale’s The Outlet, Macy's Backstage, and bluemercury, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2018, 2017 and 2016 ended on February 2, 2019, February 3, 2018 and January 28, 2017, respectively. Fiscal years 2018 and 2016 included 52 weeks and fiscal year 2017 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
Basis of Presentation
In August 2015, the Company established a joint venture, Macy's China Limited, of which the Company held a sixty-five percent ownership interest and Hong Kong-based Fung Retailing Limited held the remaining thirty-five percent ownership interest. Macy's China Limited sold merchandise in China through an e-commerce presence on Alibaba Group's Tmall Global. In January 2019, the Company ended the joint venture with Fung Retailing Limited after winding down the operations of Macy's China Limited earlier in 2018. In conjunction with the termination of the joint venture, the Company acquired the noncontrolling interest in Macy's China Limited from Fung Retailing Limited, resulting in one hundred percent ownership. For the period of time prior to the acquisition of the noncontrolling interest, Fung Retailing Limited's thirty-five percent proportionate share of the results of Macy's China Limited was reported as noncontrolling interest in the Consolidated Financial Statements. All significant intercompany transactions were eliminated.
For 2018, the Consolidated Financial Statements include the accounts of Macy's, Inc. and its 100%-owned subsidiaries and, for the applicable periods, the majority-owned subsidiary, Macy's China Limited.
Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts in the most recent years.
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
Net Sales
Revenue is recognized when customers obtain control of goods and services promised by the Company. The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services. See Note 2 "Revenue" for further discussion of the Company's accounting policies for revenue from contracts with customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Sales
Cost of sales consists of the cost of merchandise, including inbound freight, shipping and handling costs, and depreciation. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $114 million at February 2, 2019 and $102 million at February 3, 2018.
Investments
The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All debt securities held by the Company are accounted for under ASC Topic 320, Investments – Debt Securities, while all marketable securities held by the Company are accounted for under ASC Topic 321, Investments – Equity Securities. Unrealized holding gains and losses on trading securities and equity securities with a readily determinable fair value are recognized in the Consolidated Statements of Income. Equity securities without a readily determinable fair value are generally recorded at cost. Unrealized holding gains and losses on available-for-sale securities are included as a separate component of accumulated other comprehensive income, net of income tax effect, until realized. At February 2, 2019, the Company did not hold any held-to-maturity or available-for-sale securities.
Receivables
Receivables were $400 million at February 2, 2019, compared to $363 million at February 3, 2018.
The Company and Citibank, the owner of most of the Company's credit assets, are party to a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”). Income earned under the Program Agreement is treated as credit card revenues, net on the Consolidated Statements of Income. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit cards to the Company’s customers through previously existing and newly opened accounts.
Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At February 2, 2019 and February 3, 2018, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2018, 2017 or 2016. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vendor Allowances
The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are recognized when earned. The Company also receives advertising allowances from approximately 800 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.
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
Advertising
Advertising and promotional costs are generally expensed at first showing. Advertising and promotional costs and cooperative advertising allowances were as follows:

	2018	2017	2016
	(millions)
Gross advertising and promotional costs	$1,358	$1,397	$1,547
Cooperative advertising allowances	196	289	394
Advertising and promotional costs, net of cooperative advertising allowances	$1,162	$1,108	$1,153
Net sales	$24,971	$24,939	$25,908
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.7%	4.4%	4.5%
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
Gift Cards
The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold or issued, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The Company records breakage income within net sales on the Consolidated Statements of Income.
Loyalty Programs
The Company maintains customer loyalty programs in which customers earn points based on their purchases. Under the Macy’s Star Rewards loyalty program, points are earned based on customers’ spending on Macy’s private label and co-branded credit cards as well as non-proprietary cards during certain tender-neutral promotional events. Under the Macy’s brand, the Company previously participated in a coalition program (Plenti) whereby customers could earn points based on spending levels with bonus opportunities through various targeted offers and promotions at Macy's and other partners. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company's participation in Plenti ended on May 3, 2018. Under the Bloomingdale’s Loyallist program, the Company offers a tender neutral points-based program. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer.
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
Post Employment and Postretirement Obligations
The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, mortality rates, the long-term rate of return on assets and the growth in health care costs. The Company measures post employment and postretirement assets and obligations using the month-end that is closest to the Company's fiscal year-end or an interim period quarter-end if a plan is determined to qualify for a remeasurement. The benefit expense is generally recognized in the Consolidated Financial Statements on an accrual basis over the average remaining lifetime of participants, and the accrued benefits are reported in other assets, accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, as appropriate.
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
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for 2018, 2017 and 2016 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which established principles to report useful information to financial statements users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise ASC Topic 606, Revenue from Contracts with Customers, and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The new standard and its related updates were adopted by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company on February 4, 2018. On the effective date, the Company elected to apply the new guidance retrospectively to each prior period presented.
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
In 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC Topic 230): Restricted Cash, and ASU No. 2016-15, Statement of Cash Flows (ASC Topic 230): Classification of Certain Cash Receipts and Cash Payments. These standards were issued to resolve numerous diversities in practice with regard to the presentation and classification of certain cash receipts and payments in the statement of cash flows. The standards were effective for the Company on February 4, 2018, and were adopted using a retrospective transition method to each prior period presented. As of February 2, 2019 and February 3, 2018, restricted cash balances were primarily included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The following summarizes the beginning-of-period and end-of-period restricted cash balances included for 2018, 2017 and 2016 when reconciling the Consolidated Statement of Cash Flows movement.

	2018	2017	2016
	(millions)
Beginning-of-period restricted cash balances	$58	$37	$93
End-of-period restricted cash balances	86	58	37
In addition to these changes, the Company changed the classification of $34 million of cash payments for the prepayment of debt from an operating outflow to a financing outflow for 2017.
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
The Company estimates the adoption of the standard will result in total assets and liabilities increasing by approximately $2.4 billion to $3.0 billion as of February 3, 2019. The standard is not expected to materially affect consolidated net income, which is expected to be impacted by changes to the timing of recognition of certain real estate asset sale gains due to application of the new sale-leaseback guidance and ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Revenue
Net sales
Revenue is recognized when customers obtain control of goods and services promised by the Company. The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services. For 2018, 2017 and 2016, Macy's accounted for approximately 89% of the Company's net sales. Disaggregation of the Company's net sales by family of business for 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$9,500	$9,483	$9,795
Women’s Apparel	5,675	5,807	6,009
Men’s and Kids’	5,712	5,629	5,844
Home/Other (a)	4,084	4,020	4,260
Total	$24,971	$24,939	$25,908
(a) Other primarily includes restaurant sales, certain loyalty program income and breakage income from unredeemed gift cards.

The Company's revenue generating activities include the following:
Retail Sales
Retail sales include merchandise sales, inclusive of delivery income, licensed department income, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Sales of merchandise are recorded at the time of shipment to the customer and are reported net of estimated merchandise returns and certain customer incentives. Commissions earned on sales generated by licensed departments are included as a component of total net sales and are recognized as revenue at the time merchandise is sold to customers. Service revenues (e.g., alteration and cosmetic services) are recorded at the time the customer receives the benefit of the service. The Company has elected to present sales taxes on a net basis and, as such, sales taxes are included in accounts payable and accrued liabilities until remitted to the taxing authorities.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $269 million as of February 2, 2019 and $291 million as of February 3, 2018. Included in prepaid expenses and other current assets is an asset totaling $188 million as of February 2, 2019 and $201 million as of February 3, 2018 for the recoverable cost of merchandise estimated to be returned by customers.
Gift Cards and Customer Loyalty Programs
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $856 million as of February 2, 2019 and $906 million as of February 3, 2018. During 2018, the Company recognized approximately $40 million in breakage income related to changes in breakage rate estimates. Changes in the liability for unredeemed gift cards and customer loyalty programs are as follows:

	2018	2017	2016
	(millions)
Balance, beginning of year	$906	$911	$874
Liabilities issued but not redeemed (a)	570	551	635
Revenue recognized from beginning liability	(620)	(556)	(598)
Balance, end of year	$856	$906	$911
(a) Net of estimated breakage income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Card Revenues, net
In connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of an amended and restated Credit Card Program Agreement ("Credit Card Program"). The Program Agreement expires March 31, 2025, subject to an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance.
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
Pursuant to the Program Agreement, the Company continues to provide certain servicing functions related to the accounts and related receivables owned by Citibank and receives compensation from Citibank for these services. The amounts earned under the Program Agreement related to the servicing functions are deemed adequate compensation and, accordingly, no servicing asset or liability has been recorded on the Consolidated Balance Sheets. Amounts received under the Program Agreement were $966 million for 2018, $929 million for 2017 and $912 million for 2016, and are included within credit card revenues, net on the Consolidated Statements of Income.
The Company’s credit card revenues, net were $768 million for 2018, $702 million for 2017, and $656 million for 2016. This revenue was net of servicing and other credit related expenses, including new account originations and fraudulent transactions incurred on the Company’s private label credit cards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring, Impairment, Store Closing and Other Costs
Restructuring, impairment, store closing and other costs (income) consist of the following:

	2018	2017	2016
	(millions)
Restructuring	$80	$142	$168
Asset Impairments	64	53	265
Other	(8)	(9)	46
	$136	$186	$479

During 2018, the Company closed or announced the closure of ten Macy's stores. Additionally as part the Company's commitment to increased productivity to fund investment in the business, in February 2019, the Company launched a comprehensive, multi-year program focused on growing its profitability rate by improving productivity across the enterprise. The program includes initiatives to improve margin through enhanced inventory planning and operations, supply chain efficiencies, pricing optimization, improved private brand sourcing and customer acquisition and retention strategies. As an initial step, the Company developed a plan in 2018 that reduces the complexity of the upper management structure to increase the speed of decision making, reduce costs and respond to changing customer expectations. Restructuring, impairment, store closing and other costs for 2018 included costs and expenses, including severance and other human-resource related costs, primarily associated with the organizational changes and store closings announced in January 2019. For 2018, the Company recorded expense of approximately $80 million of severance and other human resource-related costs associated with these restructuring activities.

During 2017, the Company closed or announced the closure of sixteen Macy's stores, part of the approximately 100 planned closings announced in August 2016. During January 2018 and August 2017, the Company announced restructuring efforts, including the consolidation of three functions (merchandising, planning and private brands) into a single merchandising function as well as organizational changes for certain store and non-store functions. Restructuring, impairment, store closing and other costs for 2017 included costs and expenses, including severance and other human-resource related costs, primarily associated with the organizational changes and store closings announced in January 2018 and August 2017.

During January 2017, the Company announced a series of actions to streamline its store portfolio, intensify cost efficiency efforts and execute its real estate strategy. These actions are intended to support the Company's strategy to further invest in omnichannel capabilities, improve customer experience and create shareholder value. These actions included the announced closure of sixty-eight Macy's stores, part of the approximately 100 planned closings announced in August 2016, and the reorganization of the field structure that supports the remaining stores and a significant restructuring of the Company's operations to focus resources on strategic priorities, improve organizational agility and reduce expense. Restructuring, impairment, store closing and other costs for 2016 included costs and expenses, including severance and other human-resource related costs, primarily associated with the organizational changes and store closings announced in January 2017 and August 2016.
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
The Company expects to pay out the majority of the 2018 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to the end of the second quarter of 2019. The 2017 and 2016 accrued severance costs, which were included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, were paid out in the year subsequent to incurring such severance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Properties and Leases
The major classes of property and equipment, net as of February 2, 2019 and February 3, 2018 are as follows:

	February 2, 2019	February 3, 2018
	(millions)
Land	$1,454	$1,494
Buildings on owned land	4,019	4,106
Buildings on leased land and leasehold improvements	1,404	1,444
Fixtures and equipment	4,230	4,204
Leased properties under capitalized leases	25	34
	11,132	11,282
Less accumulated depreciation and amortization	4,495	4,610
	$6,637	$6,672

In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to fifteen years. Some of these agreements require that the stores be operated under a particular name.
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
As of February 2, 2019, minimum rental commitments (excluding executory costs) for noncancellable leases, including executed leases not yet commenced, are as follows:

	Capitalized Leases	Operating Leases	Total
	(millions)
Fiscal year
2019	$3	$325	$328
2020	3	315	318
2021	3	309	312
2022	3	283	286
2023	3	264	267
After 2023	31	2,758	2,789
Total minimum lease payments	46	$4,254	$4,300
Less amount representing interest	20
Present value of net minimum capitalized lease payments	$26

Capitalized leases are included in the Consolidated Balance Sheets as property and equipment while the related obligation is included in short-term ($1 million) and long-term ($25 million) debt. Amortization of assets subject to capitalized leases is included in depreciation and amortization expense. Total minimum lease payments shown above have not been reduced by minimum sublease rentals of $1 million on operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating $240 million and are offset by payments from existing tenants and subtenants. In addition, the Company is contingently liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.
Rental expense consists of:

	2018	2017	2016
	(millions)
Real estate (excluding executory costs)
Operating leases –
Minimum rentals	$317	$317	$312
Contingent rentals	11	11	12
	328	328	324
Less income from subleases –
Operating leases	(1)	(3)	(5)
	$327	$325	$319
Personal property – Operating leases	$9	$10	$11

Included as a reduction to the expense above is deferred rent amortization of $14 million for 2018 and 2017, and $9 million for 2016 related to contributions received from landlords.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	February 2, 2019	February 3, 2018
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,279
Accumulated impairment losses	(5,382)	(5,382)
	3,908	3,897
Tradenames	403	403
	$4,311	$4,300
Amortizing intangible assets
Favorable leases and other contractual assets	$136	$136
Tradenames	43	43
	179	179
Accumulated amortization
Favorable leases and other contractual assets	(95)	(87)
Tradenames	(9)	(7)
	(104)	(94)
	$75	$85

Capitalized software
Gross balance	$1,316	$1,364
Accumulated amortization	(646)	(663)
	$670	$701
Finite lived tradenames are being amortized over their respective useful lives of 20 years. Favorable lease intangible assets are being amortized over their respective lease terms (weighted average remaining life of approximately six years).
Favorable leases, other contractual assets, and tradenames amortization expense amounted to $10 million for 2018, 2017 and 2016. Capitalized software amortization expense amounted to $296 million for 2018, $301 million for 2017 and $293 million for 2016.
Future estimated amortization expense for assets, excluding in-process capitalized software of $58 million not yet placed in service as of February 2, 2019, is shown below:

	Amortizing intangible assets	Capitalized Software
	(millions)
Fiscal year
2019	$9	$254
2020	8	192
2021	6	123
2022	6	41
2023	6	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing
The Company’s debt is as follows:

	February 2, 2019	February 3, 2018
	(millions)
Short-term debt:
8.5% Senior debentures due 2019	$36	$—
Capital lease and current portion of other long-term obligations	7	22
	$43	$22
Long-term debt:
2.875% Senior notes due 2023	$750	$750
3.875% Senior notes due 2022	550	550
4.5% Senior notes due 2034	367	550
3.45% Senior notes due 2021	500	500
3.625% Senior notes due 2024	500	500
4.375% Senior notes due 2023	400	400
5.125% Senior debentures due 2042	250	250
4.3% Senior notes due 2043	250	250
6.7% Senior debentures due 2034	201	264
6.9% Senior debentures due 2029	192	397
6.375% Senior notes due 2037	192	269
6.65% Senior debentures due 2024	122	296
7.0% Senior debentures due 2028	117	298
6.7% Senior debentures due 2028	103	197
6.79% Senior debentures due 2027	71	165
6.9% Senior debentures due 2032	17	31
8.5% Senior debentures due 2019	—	36
10.25% Senior debentures due 2021	33	33
7.6% Senior debentures due 2025	24	24
8.75% Senior debentures due 2029	13	18
7.875% Senior debentures due 2030	10	12
9.5% amortizing debentures due 2021	6	10
9.75% amortizing debentures due 2021	3	6
Unamortized debt issue costs	(18)	(25)
Unamortized debt discount	(9)	(13)
Premium on acquired debt, using an effective interest yield of 5.542% to 7.144%	39	67
Capital lease and other long-term obligations	25	26
	$4,708	$5,861

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and losses (gains) on early retirement of debt are as follows:

	2018	2017	2016
	(millions)
Interest on debt	$269	$332	$392
Amortization of debt premium	(7)	(9)	(22)
Amortization of financing costs and debt discount	7	7	5
Interest on capitalized leases	2	2	2
	271	332	377
Less interest capitalized on construction	10	11	10
Interest expense	$261	$321	$367
Losses (gains) on early retirement of debt	$33	$(10)	$—

During 2018, the Company repurchased $344 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of $354 million, including expenses and other fees related to the transactions. Such repurchases resulted in the recognition of expense of $5 million during 2018 presented as losses on early retirement of debt on the Consolidated Statements of Income.

During December 2018, the Company completed a tender offer and purchased $750 million in aggregate principal amount of certain senior unsecured notes and debentures. The purchased senior unsecured notes and debentures included $164 million of 6.65% senior debentures due 2024, $155 million of 7.0% senior debentures due 2028, $114 million of 6.9% senior debentures due 2029, $103 million of 4.5% senior notes due 2034, $94 million of 6.79% senior debentures due 2027, $35 million of 6.7% senior debentures due 2034, $34 million of 6.375% senior notes due 2037, $34 million of 6.7% senior debentures due 2028, $10 million of 6.9% senior debentures due 2032, $5 million of 8.75% senior debentures due 2029, and $2 million of 7.875% senior debentures due 2030. The total cash cost for the tender offer was $789 million. The Company recognized $28 million of expense related to the recognition of the tender premium and other costs partially offset by the unamortized debt premium associated with this debt. This expense is presented as losses on early retirement of debt on the Consolidated Statements of Income during 2018.

During 2017, the Company completed a tender offer and purchased $400 million in aggregate principal amount of certain senior unsecured notes and debentures. The purchased senior unsecured notes and debentures included $147 million of 6.9% senior debentures due 2032, $108 million of 6.7% senior debentures due 2034, $96 million of 6.375% senior notes due 2037, $43 million of 8.75% senior debentures due 2029, and $6 million of 7.875% senior debentures due 2030. The total cash cost for the tender offer was $423 million. The Company recognized $11 million of income related to the recognition of the unamortized debt premium partially offset by the tender premium and other costs associated with this debt as gains on early retirement of debt. This income is presented as gains on early retirement of debt on the Consolidated Statements of Income during 2017.

During 2017, the Company repurchased $247 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cash cost of $257 million, including expenses related to the transactions. Such repurchases resulted in the recognition of expense of $1 million during 2017 presented as losses on early retirement of debt on the Consolidated Statements of Income.

During August 2016, the Company redeemed at par the principal amount of $108 million of 7.875% senior debentures due 2036, pursuant to the terms of the debentures. Interest expense in 2016 benefited from the recognition of unamortized debt premium associated with this debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt, other than capitalized leases, are shown below:

(millions)
Fiscal year
2020	$539
2021	553
2022	—
2023	1,150
2024	622
After 2024	1,807

During 2017 and 2016, the Company repaid $300 million and $636 million, respectively, of indebtedness at maturity.
The following table shows the detail of debt repayments:

	2018	2017	2016
	(millions)
6.9% Senior debentures due 2029	$204	$3	$—
4.5% Senior notes due 2034	183	—	—
7.0% Senior debentures due 2028	182	2	—
6.65% Senior debentures due 2024	175	4	—
7.45% Senior debentures due 2017	—	300	—
6.7% Senior debentures due 2028	94	3	—
6.79% Senior debentures due 2027	94	—	—
6.375% Senior notes due 2037	77	231	—
6.7% Senior debentures due 2034	63	136	—
6.9% Senior debentures due 2032	15	219	—
8.75% Senior debentures due 2029	5	43	—
7.875% Senior debentures due 2030	2	6	—
5.9% Senior notes due 2016	—	—	577
7.875% Senior notes due 2036	—	—	108
7.45% Senior debentures due 2016	—	—	59
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	2	2	2
Capital leases and other obligations	1	1	1
	$1,101	$954	$751

The following summarizes certain components of the Company’s debt:
Bank Credit Agreement
The Company entered into a credit agreement with certain financial institutions as of May 6, 2016 providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. The agreement is set to expire May 6, 2021 and replaced the prior agreement which was set to expire May 10, 2018.
As of February 2, 2019, and February 3, 2018, there were no revolving credit loans outstanding under this credit agreement, and there were no borrowings under the agreement during 2018 and 2017. In addition, there were no standby letters of credit outstanding at February 2, 2019 and February 3, 2018. Revolving loans under the credit agreement bear interest based on various published rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company's credit agreement, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent has fully and unconditionally guaranteed this obligation. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company’s interest coverage ratio for 2018 was 11.22 and its leverage ratio at February 2, 2019 was 1.74, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, non-recurring cash charges not to exceed in the aggregate $300 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Debt is adjusted to exclude the premium on acquired debt and net interest is adjusted to exclude the amortization of premium on acquired debt and premium on early retirement of debt.
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
Commercial Paper
The Company is a party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. During 2016, the Company utilized seasonal borrowings available under this commercial paper program. There were no borrowings under the program during 2018 and 2017. As of February 2, 2019 and February 3, 2018, there were no remaining borrowings outstanding under the commercial paper program.
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
Other Financing Arrangements
At February 2, 2019 and February 3, 2018, the Company had dedicated $37 million of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were $28 million of other standby letters of credit outstanding at February 2, 2019 and February 3, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounts Payable and Accrued Liabilities

	February 2, 2019	February 3, 2018
	(millions)
Accounts payable	$983	$735
Gift cards and customer rewards	856	906
Accrued wages and vacation	268	229
Allowance for future sales returns	269	291
Current portion of post employment and postretirement benefits	194	194
Taxes other than income taxes	134	157
Lease related liabilities	180	189
Current portion of workers’ compensation and general liability reserves	112	108
Restructuring accruals, including severance	67	93
Accrued interest	51	70
Deferred real estate gains	24	65
Other	228	234
	$3,366	$3,271
Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2018	2017	2016
	(millions)
Balance, beginning of year	$497	$503	$508
Charged to costs and expenses	130	144	145
Payments, net of recoveries	(140)	(150)	(150)
Balance, end of year	$487	$497	$503

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At February 2, 2019 and February 3, 2018, workers’ compensation and general liability reserves included $112 million which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Taxes
Income tax expense (benefit) is as follows:

	2018			2017			2016
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$156	$79	$235	$367	$(462)	$(95)	$433	$(121)	$312
State and local	53	34	87	16	40	56	37	(3)	34
	$209	$113	$322	$383	$(422)	$(39)	$470	$(124)	$346
On December 22, 2017, H.R. 1 was enacted into law. This new tax legislation, among other things, reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.
In applying the impacts of the new tax legislation to its 2017 income tax provision, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally a 21% federal tax rate and its related impact on the state tax rates. The resulting impact was the recognition of an income tax benefit of $584 million in the fourth quarter of 2017.  In addition, applying the new U.S. federal corporate tax rate of 21% on January 1, 2018, resulted in a federal income tax statutory rate of 33.7% in 2017. Combining the impacts on the Company’s current income tax provision and the remeasurement of its deferred tax balances, the Company’s effective income tax rate was a benefit of 2.6% in 2017.

The income tax expense (benefit) reported differs from the expected tax computed by applying the federal income tax statutory rate of 21% for 2018, 33.7% for 2017, and 35% for 2016 to income before income taxes net of noncontrolling interest. The reasons for this difference and their tax effects are as follows:

	2018	2017	2016
	(millions)
Expected tax	$300	$515	$341
State and local income taxes, net of federal income tax benefit (a)	59	19	12
Federal tax reform deferred tax remeasurement	(17)	(584)	—
Tax impact of equity awards (a)	—	14	—
Federal tax credits	(16)	(16)	(12)
Change in valuation allowance	10	18	9
Other	(14)	(5)	(4)
	$322	$(39)	$346
(a) 2017 included the recognition of approximately $15 million of net tax shortfalls associated with share-based payment awards due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. Historically, the Company had recognized such amounts as an offset to accumulated excess tax benefits previously recognized in additional paid-in capital.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 2, 2019	February 3, 2018
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$208	$188
Accrued liabilities accounted for on a cash basis for tax purposes	222	218
Long-term debt	18	25
Unrecognized state tax benefits and accrued interest	39	39
State operating loss and credit carryforwards	103	101
Other	154	158
Valuation allowance	(75)	(65)
Total deferred tax assets	669	664
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(987)	(923)
Merchandise inventories	(398)	(389)
Intangible assets	(308)	(276)
Other	(214)	(224)
Total deferred tax liabilities	(1,907)	(1,812)
Net deferred tax liability	$(1,238)	$(1,148)

The valuation allowance at February 2, 2019 and February 3, 2018 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to an increase of $10 million for 2018. In 2017, the net change in the valuation allowance amounted to an increase of $29 million, which includes $11 million due to the impact of the deferred tax remeasurement associated with the U.S. federal tax reform.
As of February 2, 2019, the Company had no federal net operating loss carryforwards, state net operating loss carryforwards, net of valuation allowances, of $374 million, and state credit carryforwards, net of valuation allowances, of $11 million, which will expire between 2019 and 2038.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	February 2, 2019	February 3, 2018	January 28, 2017
	(millions)
Balance, beginning of year	$140	$167	$178
Additions based on tax positions related to the current year	17	7	16
Additions for tax positions of prior years	13	—	—
Reductions for tax positions of prior years	(12)	(23)	(12)
Settlements	—	(2)	(4)
Statute expirations	(9)	(9)	(11)
Balance, end of year	$149	$140	$167
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	$28	$11	$6
Deferred income taxes	4	4	4
Other liabilities (a)	117	125	157
	$149	$140	$167
(a) Unrecognized tax benefits not expected to be settled within one year are included within other liabilities on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding unrecognized benefits and related interest and penalties is as follow:

	February 2, 2019	February 3, 2018
	(millions)
Amount of unrecognized tax benefits, net of deferred tax assets, that if recognized would affect the effective tax rate	$120	$111
Accrued federal, state and local interest and penalties	56	51
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	28	27
Other liabilities	28	24
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. The accrued federal, state and local interest and penalties primarily relate to state tax issues and the amount of penalties paid in prior periods, and the amount of penalties accrued at February 2, 2019 and February 3, 2018, are insignificant. Federal, state and local interest and penalties amounted to expense of $5 million for 2018, a credit of $3 million for 2017, and an expense of $2 million for 2016.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2015. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2009. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.
As of February 2, 2019, the Company believes it is reasonably possible that certain unrecognized tax benefits ranging from zero to $55 million may be recognized by the end of 2019. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, the Company is not able to estimate the impact of these items at this time.

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
Retirement expenses, excluding settlement charges, included the following components:

	2018	2017	2016
	(millions)
401(k) Qualified Defined Contribution Plan	$96	$93	$94
Non-Qualified Defined Contribution Plan	1	1	2
Pension Plan	(64)	(82)	(83)
Supplementary Retirement Plan	31	31	31
	$64	$43	$44
The Company estimates the service and interest cost components of net periodic benefit costs for the Pension Plan and SERP. This method uses a full yield curve approach in the estimation of these components of net periodic benefit costs. Under this approach, the Company applies discounting using individual spot rates from the yield curve composed of the rates of return from a portfolio of high quality corporate debt securities available at the measurement date. These spot rates align to each of the projected benefit obligation and service cost cash flows.
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
The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $103 million at February 2, 2019 and $101 million at February 3, 2018. Expense related to matching contributions for the qualified plan amounted to $96 million for 2018, $93 million for 2017 and $94 million for 2016.
At February 2, 2019 and February 3, 2018, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $27 million and $25 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $2 million at February 2, 2019 and $1 million at February 3, 2018. Expense related to matching contributions for the non-qualified plan amounted to $1 million for 2018 and 2017, and $2 million for 2016. In connection with the non-qualified plan, the Company had mutual fund investments at February 2, 2019 and February 3, 2018 of $27 million and $25 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of February 2, 2019 and February 3, 2018:

	2018	2017
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,271	$3,469
Service cost	5	6
Interest cost	109	104
Actuarial (gain) loss	(27)	82
Benefits paid	(347)	(390)
Projected benefit obligation, end of year	3,011	3,271
Changes in plan assets
Fair value of plan assets, beginning of year	3,409	3,374
Actual return on plan assets	(44)	425
Company contributions	—	—
Benefits paid	(347)	(390)
Fair value of plan assets, end of year	3,018	3,409
Funded status at end of year	$7	$138
Amounts recognized in the Consolidated Balance Sheets at February 2, 2019 and February 3, 2018
Other assets	$7	$138

Amounts recognized in accumulated other comprehensive loss at February 2, 2019 and February 3, 2018
Net actuarial loss	$1,109	$992

The accumulated benefit obligation for the Pension Plan was $3,010 million as of February 2, 2019 and $3,268 million as of February 3, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the Pension Plan included the following actuarially determined components:

	2018	2017	2016
	(millions)
Net Periodic Pension Cost
Service cost	$5	$6	$5
Interest cost	109	104	108
Expected return on assets	(206)	(223)	(227)
Amortization of net actuarial loss	28	31	31
Amortization of prior service credit	—	—	—
	(64)	(82)	(83)

Settlement charges	78	89	68

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	223	(120)	(120)
Amortization of net actuarial loss	(28)	(31)	(31)
Settlement charges	(78)	(89)	(68)
	117	(240)	(219)
Total recognized	$131	$(233)	$(234)

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 is $30 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at February 2, 2019 and February 3, 2018:

	2018	2017
Discount rate	4.03%	3.74%
Rate of compensation increases	4.00%	4.00%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2018	2017	2016
Discount rate used to measure service cost	3.77% - 4.46%	3.75% - 4.06%	3.79% - 4.26%
Discount rate used to measure interest cost	3.39% - 4.06%	3.12% - 3.31%	2.96% - 3.30%
Expected long-term return on plan assets	6.75%	7.00%	7.00%
Rate of compensation increases	4.00%	4.10%	4.10%

The Pension Plan’s assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary. Due to settlement accounting and re-measurements during 2018, 2017 and 2016, the discount rate used to measure service cost and the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long-term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of February 2, 2019, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 6.75% to 6.50% based on expected future returns on the portfolio of assets.
The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 30% equity securities, 63% debt securities, 2% real estate and 5% private equities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of February 2, 2019, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Short term investments	$1	$—	$1	$—
Money market funds	33	33	—	—
Equity securities:
U.S. stocks	117	117	—	—
U.S. pooled funds	398	398	—	—
International pooled funds (a)	347	78	—	—
Fixed income securities:
U.S. Treasury bonds	52	—	52	—
Other Government bonds	53	—	53	—
Agency backed bonds	11	—	11	—
Corporate bonds	513	—	513	—
Mortgage-backed securities	15	—	15	—
Asset-backed securities	11	—	11	—
Pooled funds	1,270	1,270	—	—
Other types of investments:
Real estate (a)	56	—	—	—
Private equity (a)	185	—	—	—
Derivatives in a positive position	6	—	6	—
Derivatives in a negative position	(2)	—	(2)	—
Total	$3,066	$1,896	$660	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of February 3, 2018, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Short term investments	$5	$—	$5	$—
Money market funds	35	35	—	—
Equity securities:
U.S. stocks	157	157	—	—
U.S. pooled funds	481	481	—	—
International pooled funds (a)	447	114	—	—
Fixed income securities:
U.S. Treasury bonds	44	—	44	—
Other Government bonds	59	—	59	—
Agency backed bonds	13	—	13	—
Corporate bonds	538	—	538	—
Mortgage-backed securities	15	—	15	—
Asset-backed securities	6	—	6	—
Pooled funds	1,310	1,310	—	—
Other types of investments:
Real estate (a)	148	—	—	—
Private equity (a)	183	—	—	—
Derivatives in a positive position	9	—	9	—
Derivatives in a negative position	(3)	—	(3)	—
Total	$3,447	$2,097	$686	$—
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
Due to the nature of the underlying assets of the real estate and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of February 2, 2019 and February 3, 2018, certain of these investments are generally subject to lock-up periods, ranging from one to nine years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to four times per year, and certain of these investments are subject to advance notice requirements. As of February 2, 2019 and February 3, 2018, the Pension Plan had unfunded commitments related to certain of these investments totaling $49 million and $64 million, respectively.

The Company does not anticipate making funding contributions to the Pension Plan in 2019.
The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year
2019	$325
2020	287
2021	269
2022	260
2023	235
2024-2028	1,018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan
The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of February 2, 2019 and February 3, 2018:

	2018	2017
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$703	$747
Service cost	—	—
Interest cost	23	22
Actuarial (gain) loss	(9)	20
Benefits paid	(73)	(86)
Projected benefit obligation, end of year	644	703
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	73	86
Benefits paid	(73)	(86)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(644)	$(703)
Amounts recognized in the Consolidated Balance Sheets at February 2, 2019 and February 3, 2018
Accounts payable and accrued liabilities	$(68)	$(69)
Other liabilities	(576)	(634)
	$(644)	$(703)
Amounts recognized in accumulated other comprehensive loss at February 2, 2019 and February 3, 2018
Net actuarial loss	$218	$244
Prior service cost	6	7
	$224	$251

The accumulated benefit obligation for the supplementary retirement plan was $644 million as of February 2, 2019 and $703 million as of February 3, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the supplementary retirement plan included the following actuarially determined components:

	2018	2017	2016
	(millions)
Net Periodic Pension Cost
Service cost	$—	$—	$—
Interest cost	23	22	22
Amortization of net actuarial loss	7	8	9
Amortization of prior service cost	1	1	—
	31	31	31

Settlement charges	10	16	30

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(9)	20	26
Amortization of net actuarial loss	(7)	(8)	(9)
Amortization of prior service cost	(1)	(1)	—
Settlement charges	(10)	(16)	(30)
	(27)	(5)	(13)
Total recognized	$14	$42	$48

The estimated net actuarial loss and prior service cost for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 is $8 million.
The following weighted average assumption was used to determine the projected benefit obligations for the supplementary retirement plan at February 2, 2019 and February 3, 2018:

	2018	2017
Discount rate	4.10%	3.78%

The following weighted average assumption was used to determine net pension costs for the supplementary retirement plan:

	2018	2017	2016
Discount rate used to measure interest cost	3.39% - 4.09%	3.10% - 3.26%	2.65% - 3.16%

The supplementary retirement plan’s assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary. Due to settlement accounting and re-measurements during 2018, 2017 and 2016, the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the supplementary retirement plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year
2019	$68
2020	48
2021	47
2022	46
2023	46
2024-2028	211

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
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of February 2, 2019 and February 3, 2018:

	2018	2017
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$156	$186
Service cost	—	—
Interest cost	5	5
Plan amendment	—	(10)
Actuarial gain	(11)	(9)
Medicare Part D subsidy	—	1
Benefits paid	(13)	(17)
Accumulated postretirement benefit obligation, end of year	137	156
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	13	17
Benefits paid	(13)	(17)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(137)	$(156)
Amounts recognized in the Consolidated Balance Sheets at February 2, 2019 and February 3, 2018
Accounts payable and accrued liabilities	$(15)	$(17)
Other liabilities	(122)	(139)
	$(137)	$(156)
Amounts recognized in accumulated other comprehensive loss at February 2, 2019 and February 3, 2018
Net actuarial gain	$(41)	$(35)
Prior service credit	(9)	(10)
	$(50)	$(45)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive loss included the following actuarially determined components:

	2018	2017	2016
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	5	5	6
Amortization of net actuarial gain	(5)	(5)	(4)
Amortization of prior service credit	(1)	—	—
	(1)	—	2
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial gain	(11)	(9)	(13)
Amortization of net actuarial gain	5	5	4
Amortization of prior service credit	1	—	—
Prior service credit	—	(10)	—
	(5)	(14)	(9)
Total recognized	$(6)	$(14)	$(7)

The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost during 2019 is $7 million.
The following weighted average assumption was used to determine the accumulated postretirement benefit obligations at February 2, 2019 and February 3, 2018:

	2018	2017
Discount rate	4.02%	3.71%

The following weighted average assumption was used to determine the net postretirement benefit costs for the postretirement obligations:

	2018	2017	2016
Discount rate used to measure interest cost	3.28%	3.17%	3.14%

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
The Company estimates the interest cost component of net periodic benefit costs using a full yield curve approach in the estimation of these components of net periodic benefit costs. Under this approach, the Company applies discounting using individual spot rates from the yield curve composed of the rates of return from a portfolio of high quality corporate debt securities available at the measurement date. These spot rates align to each of the projected benefit obligation and service cost cash flows.

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
The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at February 2, 2019 and February 3, 2018:

	2018	2017
Health care cost trend rates assumed for next year	5.38% - 9.31%	5.50% - 10.50%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027

The assumed health care cost trend rates have an impact on the amounts reported for the accumulated postretirement benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1 – Percentage Point Increase	1 – Percentage Point Decrease
	(millions)
Effect on total of service and interest cost	$—	$—
Effect on accumulated postretirement benefit obligations	$7	$(6)

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year
2019	$15	$—
2020	14	—
2021	13	—
2022	13	—
2023	12	—
2024-2028	47	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock-Based Compensation
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
As of February 2, 2019, approximately 20 million shares of common stock were available for additional grants pursuant to the Company’s equity plans. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2018	2017	2016
	(millions)
Stock options	$24	$34	$43
Restricted stock units	39	24	18
	$63	$58	$61

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income.
Stock Options
The fair value of stock options granted during 2018, 2017 and 2016 and the weighted average assumptions used to estimate the fair value are as follows:

	2018	2017	2016
Weighted average grant date fair value of stock options granted during the period	$7.43	$5.84	$12.14
Dividend yield	5.2%	6.2%	3.8%
Expected volatility	41.1%	41.8%	42.7%
Risk-free interest rate	2.7%	1.9%	1.4%
Expected life	5.6 years	5.7 years	5.7 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to stock options for 2018 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	20,376	$38.80
Granted	1,495	29.53
Canceled or forfeited	(794)	47.93
Exercised	(2,184)	21.02
Outstanding, end of period	18,893	$39.73
Exercisable, end of period	12,960	$41.93	4.5	$18
Options expected to vest	4,937	$34.37	8.0	$3

Additional information relating to stock options is as follows:

	2018	2017	2016
	(millions)
Intrinsic value of options exercised	$27	$3	$12
Cash received from stock options exercised	45	6	35

As of February 2, 2019, the Company had $25 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Restricted Stock Units
The weighted average grant date fair values of performance-based and time-based restricted stock units granted during 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Restricted stock units (performance-based)	$30.64	$27.16	$43.72
Restricted stock units (time-based)	25.57	20.75	35.61

During 2018, 2017 and 2016, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of three-year performance periods ending January 30, 2021, February 1, 2020, and February 2, 2019, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving an EBITDA as a percent to sales ratio, owned plus licensed comparable sales growth and a return on invested capital ratio. The performance-based restricted stock units also include a performance objective relating to relative total shareholder return (“TSR”). Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a twelve-company executive compensation peer group over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 150% of the Target Shares granted.

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
The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded for all restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units. As of February 2, 2019, the Company had $48 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Activity related to restricted stock units for 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	3,157	$30.51
Granted – performance-based	749	30.64
Performance adjustment	(455)	43.72
Granted – time-based	1,427	25.57
Forfeited	(203)	25.94
Vested	(532)	40.43
Nonvested, end of period	4,143	$26.33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $.01 per share, with no shares issued, and 1,000 million shares of common stock, par value of $.01 per share, with 333.6 million shares of common stock issued and 307.5 million shares of common stock outstanding at February 2, 2019, and with 333.6 million shares of common stock issued and 304.8 million shares of common stock outstanding at February 3, 2018 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
The Company retired 8.0 million shares of common stock during 2016. No shares of common stock were retired during 2018 and 2017.
Commencing in January 2000, the Company’s board of directors has from time to time approved authorizations to purchase, in the aggregate, up to $18,000 million of common stock, which includes the Company's board of directors approval of an additional authorization to purchase common stock of $1,500 million on February 26, 2016. All authorizations are cumulative and do not have an expiration date. During 2016, the Company purchased approximately 7.9 million shares of common stock under its share repurchase program for a total of $316 million. As of February 2, 2019, $1,716 million of authorization remained unused. The Company may continue or, from time to time, suspend repurchases of its shares under its share repurchase program, depending on prevailing market conditions, alternative uses of capital and other factors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s common stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
			(thousands)
Balance at January 30, 2016	341,606	(1,170)	(30,180)	(31,350)	310,256
Stock issued under stock plans		(87)	1,612	1,525	1,525
Stock repurchases
Repurchase program			(7,874)	(7,874)	(7,874)
Other			(5)	(5)	(5)
Deferred compensation plan distributions		161		161	161
Retirement of common stock	(8,000)		8,000	8,000	—
Balance at January 28, 2017	333,606	(1,096)	(28,447)	(29,543)	304,063
Stock issued under stock plans		(119)	590	471	471
Stock repurchases
Other			(38)	(38)	(38)
Deferred compensation plan distributions		269		269	269
Balance at February 3, 2018	333,606	(946)	(27,895)	(28,841)	304,765
Stock issued under stock plans		(106)	2,756	2,650	2,650
Stock repurchases
Other			(6)	(6)	(6)
Deferred compensation plan distributions		111		111	111
Balance at February 2, 2019	333,606	(941)	(25,145)	(26,086)	307,520
Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2018, 2017 and 2016 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net in the Consolidated Statements of Income. In addition, the Company incurred the pro-rata recognition of net actuarial losses associated with an increase in lump sum distributions associated with store closings, organizational restructuring, and periodic distribution activity as settlement charges in the Consolidated Statements of Income. See Note 9, "Retirement Plans," and Note 10, "Postretirement Health Care and Life Insurance Benefits," for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	February 2, 2019				February 3, 2018
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$101	$27	$74	$—	$117	$25	$92	$—

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
The following table shows the estimated fair value of the Company’s long-term debt, excluding capital leases and other obligations:

	February 2, 2019			February 3, 2018
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$4,671	$4,683	$4,407	$5,806	$5,835	$5,751

The following table shows certain of the Company’s long-lived assets, which includes tangible and intangible assets, that were measured at fair value on a nonrecurring basis during 2018 and 2017:

	February 2, 2019				February 3, 2018
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets	$24	$—	$—	$24	$24	$—	$—	$24
During 2018, long-lived assets with a carrying value of $84 million were written down to their fair value of $24 million, resulting in asset impairment charges of $60 million. During 2017, long-lived assets with a carrying value of $77 million were written down to their fair value of $24 million, resulting in asset impairment charges of $53 million. The fair values of these assets were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.

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

14.	Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	2018			2017			2016
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$1,108		306.8	$1,566		304.5	$627		307.6
Shares to be issued under deferred compensation and other plans			0.9			0.9			0.9
	$1,108		307.7	$1,566		305.4	$627		308.5
Basic earnings per share attributable to Macy's, Inc. shareholders		$3.60			$5.13			$2.03
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			3.7			1.4			2.3
	$1,108		311.4	$1,566		306.8	$627		310.8
Diluted earnings per share attributable to Macy's, Inc. shareholders		$3.56			$5.10			$2.02

In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 15.3 million shares of common stock and restricted stock units relating to 0.9 million shares of common stock were outstanding at February 2, 2019, stock options to purchase 16.6 million of shares of common stock and restricted stock units relating to 0.9 million shares of common stock were outstanding at February 3, 2018, and stock options to purchase 15.5 million of shares of common stock and restricted stock units relating to 1.1 million shares of common stock were outstanding at January 28, 2017, but were not included in the computation of diluted earnings per share attributable to Macy's, Inc. shareholders for 2018, 2017 and 2016, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results (unaudited)
Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2018:
Net sales	$5,541	$5,572	$5,404	$8,455
Credit card revenues, net	157	186	185	240

Cost of sales	(3,382)	(3,320)	(3,226)	(5,288)
Selling, general and administrative expenses	(2,083)	(2,164)	(2,255)	(2,538)
Gains on sale of real estate	24	46	42	278
Restructuring, impairment, store closing and other costs	(19)	(17)	(3)	(97)
Benefit plan income, net	11	11	9	8
Settlement charges	—	(50)	(23)	(15)
Net income attributable to Macy's, Inc. shareholders	139	166	62	740
Basic earnings per share attributable to Macy's, Inc. shareholders	0.45	0.54	0.20	2.40
Diluted earnings per share attributable to Macy's, Inc. shareholders	0.45	0.53	0.20	2.37

2017:
Net sales	$5,350	$5,636	$5,281	$8,672
Credit card revenues, net	161	167	145	229

Cost of sales	(3,303)	(3,403)	(3,152)	(5,323)
Selling, general and administrative expenses	(2,057)	(2,161)	(2,188)	(2,548)
Gains on sale of real estate	68	43	65	368
Restructuring, impairment, store closing and other costs	—	—	(33)	(152)
Benefit plan income, net	13	14	15	15
Settlement charges	—	(51)	(22)	(32)
Net income attributable to Macy's, Inc. shareholders	78	111	30	1,347
Basic earnings per share attributable to Macy's, Inc. shareholders	0.26	0.36	0.10	4.41
Diluted earnings per share attributable to Macy's, Inc. shareholders	0.26	0.36	0.10	4.38
Note: Annual results may not equal the sum of the quarterly results for the respective periods due to rounding conventions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Condensed Consolidating Financial Information
Certain debt obligations of the Company described in Note 6, "Financing," which constitute debt obligations of Parent’s 100%-owned subsidiary, Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy’s Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy’s Merchandising Group International, LLC, Macy's Merchandising Group International (Hong Kong) Limited, and Macy's China Limited. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”
Condensed Consolidating Statements of Comprehensive Income for 2018, 2017 and 2016, Consolidating Balance Sheets as of February 2, 2019 and February 3, 2018, and the related Condensed Consolidating Statements of Cash Flows for 2018, 2017, and 2016 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$9,051	$23,720	$(7,800)	$24,971
Credit card revenues (expense), net	—	(3)	771	—	768

Cost of sales	—	(5,786)	(17,229)	7,800	(15,215)
Selling, general and administrative expenses	—	(3,509)	(5,530)	—	(9,039)
Gains on sale of real estate	—	141	248	—	389
Restructuring, impairment, store closing and other costs	—	(33)	(103)	—	(136)
Operating income (loss)	—	(139)	1,877	—	1,738
Benefit plan income, net	—	15	24	—	39
Settlement charges	(5)	(30)	(53)	—	(88)
Interest (expense) income, net:
External	20	(260)	4	—	(236)
Intercompany	—	(72)	72	—	—
Losses on early retirement of debt	—	(33)	—	—	(33)
Equity in earnings of subsidiaries	1,104	345	—	(1,449)	—
Income (loss) before income taxes	1,119	(174)	1,924	(1,449)	1,420
Federal, state and local income tax benefit (expense)	(11)	219	(530)	—	(322)
Net income	1,108	45	1,394	(1,449)	1,098
Net loss attributable to noncontrolling interest	—	—	10	—	10
Net income attributable to Macy's, Inc. shareholders	$1,108	$45	$1,404	$(1,449)	$1,108
Comprehensive income (loss)	$1,045	$(15)	$1,353	$(1,348)	$1,035
Comprehensive loss attributable to noncontrolling interest	—	—	10	—	10
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$1,045	$(15)	$1,363	$(1,348)	$1,045

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$9,490	$23,317	$(7,868)	$24,939
Credit card revenues (expense), net	—	(2)	704	—	702

Cost of sales	—	(6,122)	(16,927)	7,868	(15,181)
Selling, general and administrative expenses	—	(3,426)	(5,528)	—	(8,954)
Gains on sale of real estate	—	201	343	—	544
Restructuring, impairment, store closing and other costs	—	(40)	(146)	—	(186)
Operating income	—	101	1,763	—	1,864
Benefit plan income, net	—	22	35	—	57
Settlement charges	—	(35)	(70)	—	(105)
Interest (expense) income, net:
External	—	(313)	3	—	(310)
Intercompany	—	(139)	139	—	—
Gains on early retirement of debt	—	10	—	—	10
Equity in earnings of subsidiaries	1,574	773	—	(2,347)	—
Income before income taxes	1,574	419	1,870	(2,347)	1,516
Federal, state and local income tax benefit (expense)	(8)	356	(309)	—	39
Net income	1,566	775	1,561	(2,347)	1,555
Net loss attributable to noncontrolling interest	—	—	11	—	11
Net income attributable to Macy's, Inc. shareholders	$1,566	$775	$1,572	$(2,347)	$1,566
Comprehensive income	$1,738	$935	$1,673	$(2,619)	$1,727
Comprehensive loss attributable to noncontrolling interest	—	—	11	—	11
Comprehensive income attributable to Macy's, Inc. shareholders	$1,738	$935	$1,684	$(2,619)	$1,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$10,735	$23,508	$(8,335)	$25,908
Credit card revenues (expense), net	—	17	639	—	656

Cost of sales	—	(6,818)	(17,183)	8,335	(15,666)
Selling, general and administrative expenses	(2)	(3,899)	(5,356)	—	(9,257)
Gains on sale of real estate	—	95	114	—	209
Restructuring, impairment, store closing and other costs	—	(295)	(184)	—	(479)
Operating income (loss)	(2)	(165)	1,538	—	1,371
Benefit plan income, net	—	21	34	—	55
Settlement charges	—	(34)	(64)	—	(98)
Interest (expense) income, net:
External	2	(366)	1	—	(363)
Intercompany	—	(200)	200	—	—
Equity in earnings of subsidiaries	627	267	—	(894)	—
Income (loss) before income taxes	627	(477)	1,709	(894)	965
Federal, state and local income tax benefit (expense)	—	278	(624)	—	(346)
Net income (loss)	627	(199)	1,085	(894)	619
Net loss attributable to noncontrolling interest	—	—	8	—	8
Net income (loss) attributable to Macy's, Inc. shareholders	$627	$(199)	$1,093	$(894)	$627
Comprehensive income (loss)	$774	$(52)	$1,164	$(1,120)	$766
Comprehensive loss attributable to noncontrolling interest	—	—	8	—	8
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$774	$(52)	$1,172	$(1,120)	$774

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of February 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$889	$59	$214	$—	$1,162
Receivables	—	68	332	—	400
Merchandise inventories	—	2,342	2,921	—	5,263
Prepaid expenses and other current assets	—	143	477	—	620
Total Current Assets	889	2,612	3,944	—	7,445
Property and Equipment – net	—	3,287	3,350	—	6,637
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	38	440	—	478
Other Assets	—	41	685	—	726
Deferred Income Taxes	12	—	—	(12)	—
Intercompany Receivable	1,713	—	1,390	(3,103)	—
Investment in Subsidiaries	4,030	3,119	—	(7,149)	—
Total Assets	$6,644	$12,423	$10,391	$(10,264)	$19,194
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$42	$1	$—	$43
Merchandise accounts payable	—	713	942	—	1,655
Accounts payable and accrued liabilities	170	950	2,246	—	3,366
Income taxes	14	52	102	—	168
Total Current Liabilities	184	1,757	3,291	—	5,232
Long-Term Debt	—	4,692	16	—	4,708
Intercompany Payable	—	3,103	—	(3,103)	—
Deferred Income Taxes	—	679	571	(12)	1,238
Other Liabilities	24	406	1,150	—	1,580
Shareholders’ Equity:
Macy's, Inc.	6,436	1,786	5,363	(7,149)	6,436
Noncontrolling Interest	—	—	—	—	—
Total Shareholders’ Equity	6,436	1,786	5,363	(7,149)	6,436
Total Liabilities and Shareholders’ Equity	$6,644	$12,423	$10,391	$(10,264)	$19,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of February 3, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,109	$58	$288	$—	$1,455
Receivables	—	85	278	—	363
Merchandise inventories	—	2,344	2,834	—	5,178
Prepaid expenses and other current assets	—	165	485	—	650
Total Current Assets	1,109	2,652	3,885	—	7,646
Property and Equipment – net	—	3,349	3,323	—	6,672
Goodwill	—	3,315	582	—	3,897
Other Intangible Assets – net	—	44	444	—	488
Other Assets	1	89	790	—	880
Deferred Income Taxes	11	—	—	(11)	—
Intercompany Receivable	884	—	2,381	(3,265)	—
Investment in Subsidiaries	4,032	4,119	—	(8,151)	—
Total Assets	$6,037	$13,568	$11,405	$(11,427)	$19,583
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$16	$—	$22
Merchandise accounts payable	—	653	937	—	1,590
Accounts payable and accrued liabilities	159	980	2,132	—	3,271
Income taxes	113	30	153	—	296
Total Current Liabilities	272	1,669	3,238	—	5,179
Long-Term Debt	—	5,844	17	—	5,861
Intercompany Payable	—	3,265	—	(3,265)	—
Deferred Income Taxes	—	559	600	(11)	1,148
Other Liabilities	20	430	1,212	—	1,662
Shareholders’ Equity:
Macy's, Inc.	5,745	1,801	6,350	(8,151)	5,745
Noncontrolling Interest	—	—	(12)	—	(12)
Total Shareholders’ Equity	5,745	1,801	6,338	(8,151)	5,733
Total Liabilities and Shareholders’ Equity	$6,037	$13,568	$11,405	$(11,427)	$19,583

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,108	$45	$1,394	$(1,449)	$1,098
Restructuring, impairment, store closing and other costs	—	33	103	—	136
Settlement charges	5	30	53	—	88
Gains on sale of real estate	—	(141)	(248)	—	(389)
Equity in earnings of subsidiaries	(1,104)	(345)	—	1,449	—
Dividends received from subsidiaries	1,040	200	—	(1,240)	—
Depreciation and amortization	—	334	628	—	962
Changes in assets, liabilities and other items not separately identified	(91)	198	(266)	(1)	(160)
Net cash provided by operating activities	958	354	1,664	(1,241)	1,735
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(135)	(323)	—	(458)
Other, net	—	(16)	(33)	51	2
Net cash used by investing activities	—	(151)	(356)	51	(456)
Cash flows from financing activities:
Debt repaid	—	(1,098)	(1)	(50)	(1,149)
Dividends paid	(463)	—	(1,240)	1,240	(463)
Issuance of common stock, net of common stock acquired	45	—	—	—	45
Proceeds from noncontrolling interest	—	—	7	—	7
Intercompany activity, net	(767)	875	(108)	—	—
Other, net	7	5	4	—	16
Net cash used by financing activities	(1,178)	(218)	(1,338)	1,190	(1,544)
Net decrease in cash, cash equivalents and restricted cash	(220)	(15)	(30)	—	(265)
Cash, cash equivalents and restricted cash at beginning of period	1,109	79	325	—	1,513
Cash, cash equivalents and restricted cash at end of period	$889	$64	$295	$—	$1,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,566	$775	$1,561	$(2,347)	$1,555
Restructuring, impairment, store closing and other costs	—	40	146	—	186
Settlement charges	—	35	70	—	105
Gains on sale of real estate	—	(201)	(343)	—	(544)
Equity in earnings of subsidiaries	(1,574)	(773)	—	2,347	—
Dividends received from subsidiaries	903	450	—	(1,353)	—
Depreciation and amortization	—	354	637	—	991
Changes in assets, liabilities and other items not separately identified	14	79	(410)	—	(317)
Net cash provided by operating activities	909	759	1,661	(1,353)	1,976
Cash flows from investing activities:
Disposition (purchase) of property and equipment and capitalized software, net	—	68	(417)	—	(349)
Other, net	—	7	(9)	—	(2)
Net cash provided (used) by investing activities	—	75	(426)	—	(351)
Cash flows from financing activities:
Debt repaid	—	(987)	(1)	—	(988)
Dividends paid	(461)	—	(1,353)	1,353	(461)
Common stock acquired, net of issuance of common stock	5	—	—	—	5
Proceeds from noncontrolling interest	—	—	13	—	13
Intercompany activity, net	(427)	249	178	—	—
Other, net	145	(98)	(62)	—	(15)
Net cash used by financing activities	(738)	(836)	(1,225)	1,353	(1,446)
Net increase (decrease) in cash, cash equivalents and restricted cash	171	(2)	10	—	179
Cash, cash equivalents and restricted cash at beginning of period	938	81	315	—	1,334
Cash, cash equivalents and restricted cash at end of period	$1,109	$79	$325	$—	$1,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2016
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$627	$(199)	$1,085	$(894)	$619
Restructuring, impairment, store closing and other costs	—	295	184	—	479
Settlement charges	—	34	64	—	98
Gains on sale of real estate	—	(95)	(114)	—	(209)
Equity in earnings of subsidiaries	(627)	(267)	—	894	—
Dividends received from subsidiaries	957	575	—	(1,532)	—
Depreciation and amortization	—	407	651	—	1,058
Changes in assets, liabilities and other items not separately identified	138	(312)	(70)	—	(244)
Net cash provided by operating activities	1,095	438	1,800	(1,532)	1,801
Cash flows from investing activities:
Disposition (purchase) of property and equipment and capitalized software, net	—	13	(252)	—	(239)
Other, net	—	(18)	14	—	(4)
Net cash used by investing activities	—	(5)	(238)	—	(243)
Cash flows from financing activities:
Debt repaid	—	(753)	(1)	—	(754)
Dividends paid	(459)	—	(1,532)	1,532	(459)
Common stock acquired, net of issuance of common stock	(280)	—	—	—	(280)
Proceeds from noncontrolling interest	—	—	6	—	6
Intercompany activity, net	(144)	233	(89)	—	—
Other, net	(15)	27	49	—	61
Net cash used by financing activities	(898)	(493)	(1,567)	1,532	(1,426)
Net increase (decrease) in cash, cash equivalents and restricted cash	197	(60)	(5)	—	132
Cash, cash equivalents and restricted cash at beginning of period	741	141	320	—	1,202
Cash, cash equivalents and restricted cash at end of period	$938	$81	$315	$—	$1,334