Form 10-Q
period 2019-05-04
Macy's, Inc.
filed 2019-06-05
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number: 1-13536

Incorporated in Delaware	I.R.S. Employer Identification No.
13-3324058

7 West Seventh Street Cincinnati, Ohio 45202	and	151 West 34th Street New York, New York 10001
(513) 579-7000		(212) 494-1602

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	M	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 1, 2019
Common Stock, $.01 par value per share	308,871,513 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$5,504	$5,541
Credit card revenues, net	172	157

Cost of sales	(3,403)	(3,382)
Selling, general and administrative expenses	(2,112)	(2,083)
Gains on sale of real estate	43	24
Impairment and other costs	(1)	(19)
Operating income	203	238
Benefit plan income, net	7	11
Interest expense	(54)	(71)
Interest income	7	5
Income before income taxes	163	183
Federal, state and local income tax expense	(27)	(52)
Net income	136	131
Net loss attributable to noncontrolling interest	—	8
Net income attributable to Macy's, Inc. shareholders	$136	$139
Basic earnings per share attributable to Macy's, Inc. shareholders	$0.44	$0.45
Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.44	$0.45

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net income	$136	$131
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	8	9
Tax effect related to items of other comprehensive income	(2)	(2)
Total other comprehensive income, net of tax effect	6	7
Comprehensive income	142	138
Comprehensive loss attributable to noncontrolling interest	—	8
Comprehensive income attributable to Macy's, Inc. shareholders	$142	$146

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$737	$1,162	$1,531
Receivables	237	400	250
Merchandise inventories	5,498	5,263	5,291
Prepaid expenses and other current assets	633	620	638
Total Current Assets	7,105	7,445	7,710
Property and Equipment - net of accumulated depreciation and amortization of $4,621, $4,495 and $4,765	6,499	6,637	6,575
Right of Use Assets	2,631	—	—
Goodwill	3,908	3,908	3,908
Other Intangible Assets – net	441	478	486
Other Assets	712	726	889
Total Assets	$21,296	$19,194	$19,568
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$41	$43	$25
Merchandise accounts payable	1,950	1,655	2,045
Accounts payable and accrued liabilities	2,846	3,366	2,695
Income taxes	182	168	312
Total Current Liabilities	5,019	5,232	5,077
Long-Term Debt	4,680	4,708	5,857
Long-Term Lease Liabilities	2,823	—	—
Deferred Income Taxes	1,193	1,238	1,169
Other Liabilities	1,258	1,580	1,664
Shareholders' Equity:
Macy's, Inc.	6,323	6,436	5,821
Noncontrolling interest	—	—	(20)
Total Shareholders’ Equity	6,323	6,436	5,801
Total Liabilities and Shareholders’ Equity	$21,296	$19,194	$19,568

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 2, 2019	$3	$652	$8,050	$(1,318)	$(951)	$6,436
Cumulative-effect adjustment (a)			(158)			(158)
Net income			136			136
Other comprehensive income					6	6
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		14				14
Stock issued under stock plans		(60)		66		6
Balance at May 4, 2019	$3	$606	$7,911	$(1,252)	$(945)	$6,323
(a) Represents the cumulative-effect adjustment to retained earnings for the adoption of Accounting Standards Update 2016-02 (ASU-2016-02), Leases (Topic 842), on February 3, 2019.

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Macy's, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at February 3, 2018	$3	$676	$7,246	$(1,456)	$(724)	$5,745	$(12)	$5,733
Net income (loss)			139			139	(8)	131
Other comprehensive income					7	7		7
Common stock dividends ($0.3775 per share)			(116)			(116)		(116)
Stock-based compensation expense		17				17		17
Stock issued under stock plans		(51)		80		29		29
Stranded tax costs (b)			164		(164)	—		—
Balance at May 5, 2018	$3	$642	$7,433	$(1,376)	$(881)	$5,821	$(20)	$5,801
(b) Represents the reclassification of stranded tax effects to retained earnings as a result of U.S. federal tax reform.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net income	$136	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment and other costs	1	19
Depreciation and amortization	236	235
Stock-based compensation expense	14	17
Gains on sale of real estate	(43)	(24)
Deferred income taxes	7	19
Benefit plans	8	9
Changes in assets and liabilities:
Decrease in receivables	163	105
Increase in merchandise inventories	(235)	(115)
Increase in prepaid expenses and other current assets	(6)	(20)
Increase in merchandise accounts payable	247	415
Decrease in accounts payable and accrued liabilities	(516)	(453)
Increase in current income taxes	8	25
Change in other assets and liabilities not separately identified	(58)	(41)
Net cash provided (used) by operating activities	(38)	322
Cash flows from investing activities:
Purchase of property and equipment	(204)	(132)
Capitalized software	(60)	(58)
Disposition of property and equipment	34	23
Other, net	(7)	11
Net cash used by investing activities	(237)	(156)
Cash flows from financing activities:
Debt repaid	(3)	(3)
Dividends paid	(116)	(116)
Decrease in outstanding checks	(45)	(10)
Issuance of common stock	6	28
Proceeds from noncontrolling interest	—	2
Net cash used by financing activities	(158)	(99)
Net increase (decrease) in cash, cash equivalents and restricted cash	(433)	67
Cash, cash equivalents and restricted cash beginning of period	1,248	1,513
Cash, cash equivalents and restricted cash end of period	$815	$1,580
Supplemental cash flow information:
Interest paid	$46	$65
Interest received	7	5
Income taxes paid (net of refunds received)	12	8
Note: Restricted cash of $78 million and $49 million have been included with cash and cash equivalents for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Guam and Puerto Rico. As of May 4, 2019, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage and bluemercury.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (the "2018 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2018 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended May 4, 2019 and May 5, 2018, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 4, 2019 and May 5, 2018 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts in the most recent years.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 weeks ended May 4, 2019 and May 5, 2018 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 6, "Benefit Plans," for further information.
Newly Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard was adopted by the Company on February 3, 2019 utilizing a modified retrospective approach that allowed for transition in the period of adoption. The Company adopted the package of practical expedients available at transition that

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Contracts entered into prior to adoption were not reassessed for leases or embedded leases. Upon adoption, the Company used hindsight in determining lease term and impairment. For lease and non-lease components, the Company has elected to account for both as a single lease component.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $2,516 million and $2,728 million, respectively, as of February 3, 2019. The difference of $212 million between the additional net lease assets and lease liabilities, net of the deferred tax impact of $54 million, was recorded as an adjustment to retained earnings. Prepaid rent, intangible lease assets, finance lease assets, and accrued and deferred rent as of February 3, 2019 were recorded as part of the ROU asset. Finance lease obligations as of February 3, 2019 were recorded as part of the lease liabilities. The standard did not materially impact the Company's consolidated net income and had no impact on cash flows.

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	May 4, 2019			May 5, 2018
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$136		308.2	$139		305.7
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$136		309.1	$139		306.6
Basic earnings per share attributable to Macy's, Inc. shareholders		$0.44			$0.45
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			2.3			2.8
	$136		311.4	$139		309.4
Diluted earnings per share attributable to Macy's, Inc. shareholders		$0.44			$0.45

In addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 16.9 million shares of common stock and restricted stock units relating to 2.2 million shares of common stock were outstanding at May 4, 2019, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

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
For the 13 weeks ended May 4, 2019 and May 5, 2018, Macy's accounted for 88% of the Company's net sales. Disaggregation of the Company's net sales by family of business for the 13 weeks ended May 4, 2019 and May 5, 2018 were as follows:

	13 Weeks Ended
Net sales by family of business	May 4, 2019	May 5, 2018
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,152	$2,159
Women's Apparel	1,313	1,351
Men's and Kids'	1,202	1,174
Home/Other (a)	837	857
Total	$5,504	$5,541
(a) Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $294 million, $269 million and $298 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively. Included in prepaid expenses and other current assets is an asset totaling $200 million, $188 million and $204 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $696 million, $856 million and $736 million as of May 4, 2019, February 2, 2019 and May 5, 2018, respectively.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

4. Leases
The Company leases a portion of the real estate and personal property used in its operations. Most leases require the Company to pay real estate taxes, maintenance, insurance and other similar costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options.
Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. ROU assets are tested for impairment in the same manner as long-lived assets.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.
Certain of the Company's leases contain covenants that restrict the ability of the tenant (typically a subsidiary of the Company) to take specified actions (including the payment of dividends or other amounts on account of its capital stock) unless the tenant satisfies certain financial tests.

ROU assets and lease liabilities consist of:

		May 4, 2019
	Classification	(millions)
Assets
Finance lease assets (a)	Right of Use Assets	$11
Operating lease assets	Right of Use Assets	2,620
Total leased assets		$2,631

Liabilities
Current
Finance	Accounts payable and accrued liabilities	$1
Operating	Accounts payable and accrued liabilities	362

Noncurrent
Finance	Long-Term Lease Liabilities	25
Operating	Long-Term Lease Liabilities	2,798
Total lease liabilities		$3,186
(a) Finance lease assets are recorded net of accumulated amortization of $12 million as of May 4, 2019.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The components of net lease expense are disclosed below. Operating lease expense includes variable lease expense of $28 million.

		13 Weeks Ended
		May 4, 2019
	Classification	(millions)
Operating lease expense (b)	Selling, general and administrative expenses	$122
Sublease income	Selling, general and administrative expenses	(1)
Net lease expense		$121
(b) Certain supply chain operating lease expense amounts are included in cost of sales.
As of May 4, 2019, the maturity of lease liabilities is as follows:

	Finance Leases (c)	Operating Leases (d)	Total
	(millions)
Fiscal year
2019	$2	$271	$273
2020	3	331	334
2021	3	330	333
2022	3	312	315
2023	3	307	310
After 2023	32	5,231	5,263
Total undiscounted lease payments	46	6,782	6,828
Less amount representing interest	20	3,622	3,642
Total lease liabilities	$26	$3,160	$3,186
(c) Finance lease payments include $12 million related to options to extend lease terms that are reasonably certain of being exercised.
(d) Operating lease payments include $3,163 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $942 million of legally binding minimum lease payments for leases signed but not yet commenced.

Additional supplemental information regarding assumptions and cash flows for operating and finance leases are as follows:

May 4, 2019
Lease Term and Discount Rate	(millions)
Weighted-average remaining lease term (years)
Finance leases	18.2
Operating leases	23.3
Weighted-average discount rate
Finance leases	6.65%
Operating leases	6.71%

13 Weeks Ended
May 4, 2019
Other Information	(millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used from operating leases	$94
Leased assets obtained in exchange for new operating lease liabilities	19

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of February 2, 2019, as disclosed in the 2018 10-K, minimum rental commitments for noncancellable leases, including executed leases not yet commenced, were as follows:

	Capitalized Leases (e)	Operating Leases	Total
	(millions)
Fiscal year
2019	$3	$325	$328
2020	3	315	318
2021	3	309	312
2022	3	283	286
2023	3	264	267
After 2023	31	2,758	2,789
Total minimum lease payments	46	$4,254	$4,300
Less amount representing interest	20
Present value of net minimum capitalized lease payments	$26
(e) For purposes of the disclosure, capitalized lease is used interchangeably with finance lease.

5.    Financing Activities
The following table shows the detail of debt repayments:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
	(millions)
9.5% Amortizing debentures due 2021	$2	$2
9.75% Amortizing debentures due 2021	1	1
	$3	$3

On May 9, 2019, the Company entered into a new credit agreement with certain financial institutions that replaces the previous credit agreement which was set to expire on May 6, 2021. Similar to the previous agreement, the new credit agreement provides for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing). The new credit agreement is scheduled to expire on May 9, 2024, subject to up to two one-year extensions that may be requested by the Company and agreed to by the lenders.

6.    Benefit Plans
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
	(millions)
401(k) Qualified Defined Contribution Plan	$25	$23

Non-Qualified Defined Contribution Plan	$1	$—

Pension Plan
Service cost	$1	$2
Interest cost	26	26
Expected return on assets	(48)	(53)
Recognition of net actuarial loss	7	8
Amortization of prior service credit	—	—
	$(14)	$(17)
Supplementary Retirement Plan
Service cost	$—	$—
Interest cost	6	6
Recognition of net actuarial loss	2	2
Amortization of prior service cost	—	—
	$8	$8

Total Retirement Expense	$20	$14

Postretirement Obligations
Service cost	$—	$—
Interest cost	1	1
Recognition of net actuarial gain	(1)	(1)
Amortization of prior service credit	—	—
	$—	$—

7.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	May 4, 2019				May 5, 2018
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$110	$31	$79	$—	$96	$25	$71	$—

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, certain short-term investments and other assets, short-term debt, merchandise accounts payable, accounts payable and accrued

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
The following table shows the estimated fair value of the Company's long-term debt, excluding capital leases and other obligations:

	May 4, 2019			May 5, 2018
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$4,667	$4,680	$4,614	$5,803	$5,832	$5,621

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
Condensed Consolidating Statements of Comprehensive Income for the 13 weeks ended May 4, 2019 and May 5, 2018, Condensed Consolidating Balance Sheets as of May 4, 2019, May 5, 2018 and February 2, 2019, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 4, 2019 and May 5, 2018 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended May 4, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,154	$4,768	$(1,418)	$5,504
Credit card revenues (expense), net	—	(2)	174	—	172

Cost of sales	—	(1,341)	(3,480)	1,418	(3,403)
Selling, general and administrative expenses	—	(803)	(1,309)	—	(2,112)
Gains on sale of real estate	—	24	19	—	43
Impairment and other costs	—	—	(1)	—	(1)
Operating income	—	32	171	—	203
Benefit plan income, net	—	3	4	—	7
Interest (expense) income, net:
External	5	(53)	1	—	(47)
Intercompany	—	(19)	19	—	—
Equity in earnings (loss) of subsidiaries	132	(30)	—	(102)	—
Income (loss) before income taxes	137	(67)	195	(102)	163
Federal, state and local income tax benefit (expense)	(1)	24	(50)	—	(27)
Net income (loss)	136	(43)	145	(102)	136
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$136	$(43)	$145	$(102)	$136
Comprehensive income (loss)	$142	$(38)	$149	$(111)	$142
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$142	$(38)	$149	$(111)	$142

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of May 4, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$293	$151	$293	$—	$737
Receivables	—	40	197	—	237
Merchandise inventories	—	2,369	3,129	—	5,498
Prepaid expenses and other current assets	—	163	470	—	633
Total Current Assets	293	2,723	4,089	—	7,105
Property and Equipment – net	—	3,202	3,297	—	6,499
Right of Use Assets	—	677	1,954	—	2,631
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	5	436	—	441
Other Assets	—	28	684	—	712
Deferred Income Taxes	6	—	—	(6)	—
Intercompany Receivable	2,436	—	886	(3,322)	—
Investment in Subsidiaries	3,776	3,061	—	(6,837)	—
Total Assets	$6,511	$13,022	$11,928	$(10,165)	$21,296
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$41	$—	$—	$41
Merchandise accounts payable	—	845	1,105	—	1,950
Accounts payable and accrued liabilities	73	786	1,987	—	2,846
Income taxes	87	61	34	—	182
Total Current Liabilities	160	1,733	3,126	—	5,019
Long-Term Debt	—	4,680	—	—	4,680
Long-Term Lease Liabilities	—	607	2,216	—	2,823
Intercompany Payable	—	3,322	—	(3,322)	—
Deferred Income Taxes	—	626	573	(6)	1,193
Other Liabilities	28	341	889	—	1,258
Shareholders' Equity:
Macy's, Inc.	6,323	1,713	5,124	(6,837)	6,323
Noncontrolling Interest	—	—	—	—	—
Total Shareholders' Equity	6,323	1,713	5,124	(6,837)	6,323
Total Liabilities and Shareholders' Equity	$6,511	$13,022	$11,928	$(10,165)	$21,296

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of February 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$889	$59	$214	$—	$1,162
Receivables	—	68	332	—	400
Merchandise inventories	—	2,342	2,921	—	5,263
Prepaid expenses and other current assets	—	143	477	—	620
Total Current Assets	889	2,612	3,944	—	7,445
Property and Equipment – net	—	3,287	3,350	—	6,637
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	38	440	—	478
Other Assets	—	41	685	—	726
Deferred Income Taxes	12	—	—	(12)	—
Intercompany Receivable	1,713	—	1,390	(3,103)	—
Investment in Subsidiaries	4,030	3,119	—	(7,149)	—
Total Assets	$6,644	$12,423	$10,391	$(10,264)	$19,194
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$42	$1	$—	$43
Merchandise accounts payable	—	713	942	—	1,655
Accounts payable and accrued liabilities	170	950	2,246	—	3,366
Income taxes	14	52	102	—	168
Total Current Liabilities	184	1,757	3,291	—	5,232
Long-Term Debt	—	4,692	16	—	4,708
Intercompany Payable	—	3,103	—	(3,103)	—
Deferred Income Taxes	—	679	571	(12)	1,238
Other Liabilities	24	406	1,150	—	1,580
Shareholders' Equity:
Macy's, Inc.	6,436	1,786	5,363	(7,149)	6,436
Noncontrolling Interest	—	—	—	—	—
Total Shareholders' Equity	6,436	1,786	5,363	(7,149)	6,436
Total Liabilities and Shareholders' Equity	$6,644	$12,423	$10,391	$(10,264)	$19,194

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 4, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$136	$(43)	$145	$(102)	$136
Equity in loss (earnings) of subsidiaries	(132)	30	—	102	—
Impairment and other costs	—	—	1	—	1
Dividends received from subsidiaries	225	—	—	(225)	—
Depreciation and amortization	—	85	151	—	236
Gains on sale of real estate	—	(24)	(19)	—	(43)
Changes in assets, liabilities and other items not separately identified	78	(118)	(328)	—	(368)
Net cash provided (used) by operating activities	307	(70)	(50)	(225)	(38)
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(52)	(178)	—	(230)
Other, net	—	—	(7)	—	(7)
Net cash used by investing activities	—	(52)	(185)	—	(237)
Cash flows from financing activities:
Debt repaid	—	(3)	—	—	(3)
Dividends paid	(116)	—	(225)	225	(116)
Issuance of common stock	6	—	—	—	6
Intercompany activity, net	(700)	214	486	—	—
Other, net	(93)	28	20	—	(45)
Net cash provided (used) by financing activities	(903)	239	281	225	(158)
Net increase (decrease) in cash, cash equivalents and restricted cash	(596)	117	46	—	(433)
Cash, cash equivalents and restricted cash at beginning of period	889	64	295	—	1,248
Cash, cash equivalents and restricted cash at end of period	$293	$181	$341	$—	$815

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 5, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$139	$(69)	$299	$(238)	$131
Equity in earnings of subsidiaries	(136)	(102)	—	238	—
Impairment and other costs	—	—	19	—	19
Dividends received from subsidiaries	200	—	—	(200)	—
Depreciation and amortization	—	82	153	—	235
Gains on sale of real estate	—	(23)	(1)	—	(24)
Changes in assets, liabilities and other items not separately identified	150	175	(364)	—	(39)
Net cash provided by operating activities	353	63	106	(200)	322
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(50)	(117)	—	(167)
Other, net	—	(10)	21	—	11
Net cash used by investing activities	—	(60)	(96)	—	(156)
Cash flows from financing activities:
Debt repaid	—	(3)	—	—	(3)
Dividends paid	(116)	—	(200)	200	(116)
Issuance of common stock	28	—	—	—	28
Proceeds from noncontrolling interest	—	—	2	—	2
Intercompany activity, net	(254)	(10)	264	—	—
Other, net	(50)	23	17	—	(10)
Net cash provided (used) by financing activities	(392)	10	83	200	(99)
Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	13	93	—	67
Cash, cash equivalents and restricted cash at beginning of period	1,109	79	325	—	1,513
Cash, cash equivalents and restricted cash at end of period	$1,070	$92	$418	$—	$1,580

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "first quarter of 2019" and "first quarter of 2018" are to the Company's 13-week fiscal periods ended May 4, 2019 and May 5, 2018, respectively. References to "2019" and "2018" are to the Company's 52-week fiscal years ending February 1, 2020 and ended February 2, 2019, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2018 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2018 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 27 to 28.
Overview
The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Guam and Puerto Rico. As of May 4, 2019, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage, and bluemercury.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
Quarter Highlights
During the first quarter of 2019, the Company continued its investment in its 2019 strategic initiatives and experienced continued growth in its 2018 strategic initiatives. Highlights of these initiatives include:

•
Expansion of the Growth50 to the Growth150 with the addition of 100 locations in 2019. These additional 100 locations will receive the store improvement initiatives executed at the Growth50 locations, such as facility upgrades, merchandising strategies, and localized marketing. During the first quarter of 2019, sales results for the Growth50 locations outperformed the other Macy's locations, and implementation of the store improvement initiatives is underway at the additional 100 locations.

•
Continued expansion of Backstage, Macy's mall-based off-price business, to another 50 locations within existing Macy's locations in 2019. During the first quarter of 2019, the Company opened nine new locations within existing Macy's stores for a total of 181 Backstage locations (174 inside Macy's stores and seven freestanding locations) as of May 4, 2019.

•
Continued expansion of the vendor direct program (i.e., merchandise purchased from the Company's websites and digital applications and shipped directly to customers from the respective vendor) during 2019 into additional brands and assortments. During the first quarter of 2019, the vendor direct program added new vendors and increased merchandise assortments, and contributed to the Company's digital sales growth.

•
The mobile-first strategy includes improving a customer's digital experience through the enhancement of app features such as My Wallet (i.e., online order pick up identification, payment and loyalty rewards features), My Store (i.e., access to in-store offers and product locator features) and My Stylist (i.e., connects customers with in-store fashion consultants). The first quarter of 2019 included investments in the enhancement of these features.

•
Investment in destination businesses comprising six merchandise categories (dresses, fine jewelry, big ticket, men's tailored, women's shoes and beauty) to gain market share and to further contribute to the Company's sales growth. These merchandise categories experienced strong sales performance during the first quarter of 2019.

During the first quarter of 2019, STORY at Macy's was launched with the opening of 36 locations in 15 states. Each STORY at Macy's will be refreshed with a new theme and merchandise every 10 to 15 weeks.
Bloomingdale's and Bloomingdale's The Outlets had strong performances during the quarter. Bloomingdale's continued to see the operating performance for its flagship 59th Street store benefit from the renovations that occurred in 2018. Bluemercury, the Company's luxury beauty products and spa retailer, continued its growth during the quarter both in stand-alone stores and stores within Macy's stores.

MACY'S, INC.

Results of Operations
Comparison of the First Quarter of 2019 and the First Quarter of 2018

	First Quarter of 2019		First Quarter of 2018
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,504		$5,541
Credit card revenues, net	172	3.1%	157	2.8%

Cost of sales	(3,403)	(61.8)%	(3,382)	(61.0)%
Selling, general and administrative expenses	(2,112)	(38.4)%	(2,083)	(37.6)%
Gains on sale of real estate	43	0.8%	24	0.4%
Impairment and other costs	(1)	—%	(19)	(0.3)%
Operating income	203	3.7%	238	4.3%
Benefit plan income, net	7		11
Interest expense, net	(47)		(66)
Income before income taxes	163		183
Federal, state and local income tax expense	(27)		(52)
Net income	136		131
Net loss attributable to noncontrolling interest	—		8
Net income attributable to Macy's, Inc. shareholders	$136	2.5%	$139	2.5%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.44		$0.45

Supplemental Financial Measure
Gross margin (a)	$2,101	38.2%	$2,159	39.0%

Supplemental Non-GAAP Financial Measure
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$0.44		$0.48

(a) Gross margin is defined as net sales less cost of sales.
Net Sales and Comparable Sales
Net sales for the first quarter of 2019 decreased $37 million or 0.7% compared to the first quarter of 2018. Comparable sales on an owned basis for the first quarter of 2019 increased 0.6% compared to the first quarter of 2018. On an owned plus licensed basis, comparable sales increased 0.7% during the first quarter of 2019.
Digital sales continued to experience strong growth with double-digit gains in the first quarter of 2019 and all three brands, Macy's, Bloomingdale's and bluemercury, performed well. Sales during the first quarter of 2019 were strong in the merchandise categories that make up our destination businesses, particularly dresses, fine jewelry, men's tailored, women's shoes, skincare and fragrances. Active and kids also improved compared to the prior year quarter, while sales were not as strong in handbags during the first quarter of 2019. Geographically, the Midwest and Northeast were the strongest regions during the first quarter of 2019.
Credit Card Revenues, Net
Credit card revenues, net were $172 million in the first quarter of 2019, an increase of $15 million compared to $157 million recognized in the first quarter of 2018. Increased proprietary card usage driven by the enhanced Macy's Star Rewards loyalty program and higher consumer credit balances drove the favorable results. Proprietary card penetration increased 80 basis points to 46.3% in the first quarter of 2019 compared to 45.5% in the first quarter of 2018.

MACY'S, INC.

Cost of Sales
Cost of sales increased by $21 million compared to the first quarter of 2018, an 80 basis points increase as a percent to net sales to 61.8% in the first quarter of 2019. The increase in cost of sales was primarily driven by higher delivery expense which resulted from free shipping offered as part of the Company's loyalty programs coupled with increased transactions compared to the prior year quarter.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the first quarter of 2019 increased $29 million from the first quarter of 2018. The SG&A rate as a percent to net sales of 38.4% was 80 basis points higher in the first quarter of 2019, as compared to the first quarter of 2018. This increase in SG&A expenses was driven primarily by investments in the expansion of Backstage as well as the other strategic initiatives previously discussed.
Gains on Sale of Real Estate
The first quarter of 2019 included asset sale gains of $43 million compared to $24 million in the first quarter of 2018. The first quarter of 2019 included a $21 million gain related to the Macy's White Plains transaction, while the first quarter of 2018 included approximately $18 million related to the Macy's Brooklyn transaction.
Impairment and Other Costs
The first quarters of 2019 and 2018 included $1 million and $19 million, respectively, of impairment and other costs. Impairment and other costs in the first quarter of 2018 were associated with the wind-down of Macy's China Limited.
Benefit Plan Income, Net
The first quarters of 2019 and 2018 included $7 million and $11 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses.
Net Interest Expense
Net interest expense for the first quarter of 2019 decreased $19 million from the first quarter of 2018 due to a reduction in the Company's debt resulting from tender offer and open market repurchases in 2018.
Effective Tax Rate
The Company's effective tax rate was 16.6% for the first quarter of 2019 and 28.4% for the first quarter of 2018 compared to the federal income tax statutory rate of 21%. The effective tax rate for the first quarter of 2019 was impacted by the settlement of certain tax matters. In addition, the first quarter of 2019 included income of $1 million for net excess tax benefits associated with share-based payments compared to a net tax shortfall expense of $3 million in the first quarter of 2018.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the first quarter of 2019 decreased $3 million compared to the first quarter of 2018. The first quarter of 2019 was driven by lower operating income partially offset by lower interest expense and a lower effective tax rate than the first quarter of 2018.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the first quarter of 2019 decreased $0.01 compared to the first quarter of 2018, reflecting lower net income.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash used by operating activities in the first quarter of 2019 was $38 million, compared to net cash provided by operating activities of $322 million in the first quarter of 2018. The difference in operating cash flows period over period reflects the timing of inventory purchases.

MACY'S, INC.

Investing Activities
Net cash used by investing activities was $237 million in the first quarter of 2019, compared to $156 million in the first quarter of 2018. The increase in the first quarter of 2019 was driven by the Company's investments in its strategic initiatives resulting in $264 million of capital expenditures, inclusive of property and equipment and capitalized software, compared to $190 million in the first quarter of 2018. Offsetting this outflow in the first quarter of 2019, the Company received cash of $34 million from the disposition of property and equipment primarily related to the execution of real estate transactions, compared to $23 million of proceeds in the first quarter of 2018.
Financing Activities
Net cash used by the Company for financing activities was $158 million for the first quarter of 2019, including payment of $116 million of cash dividends and a $45 million decrease in outstanding checks. These outflows were partially offset by $6 million of proceeds received from the issuance of common stock, primarily related to the exercise of stock options.
Net cash used by the Company for financing activities was $99 million for the first quarter of 2018, including payment of $116 million of cash dividends. This outflow was partially offset by $28 million from the issuance of common stock, primarily related to the exercise of stock options.
As of May 4, 2019, the Company was party to a credit agreement with certain financial institutions providing for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing) outstanding at any particular time. As of May 4, 2019, the Company did not have any borrowings or letters of credit outstanding under its credit facility.
On May 9, 2019, the Company entered into a new credit agreement with certain financial institutions that replaces the previous credit agreement which was set to expire on May 6, 2021. Similar to the previous agreement, the new credit agreement provides for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing). The new credit agreement is scheduled to expire on May 9, 2024, subject to up to two one-year extensions that may be requested by the Company and agreed to by the lenders.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under its bank credit agreement. As of May 4, 2019, the Company did not have any borrowings outstanding under its commercial paper program.
As of May 4, 2019, the Company was required under its credit agreement to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75 under the credit agreement. The Company's interest coverage ratio for the first quarter of 2019 was 12.30 and its leverage ratio at May 4, 2019 was 1.78, in each case as calculated in accordance with the credit agreement. As of May 4, 2019, the Company was in compliance with the ratios.
On May 17, 2019, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable July 1, 2019, to Macy's shareholders of record at the close of business on June 14, 2019.

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
Outlook and Recent Developments
On May 15, 2019, the Company issued a press release to report preliminary earnings for its first quarter of 2019 and reaffirmed its full year guidance provided previously in the 2018 10-K.

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

First Quarter of 2019

Increase in comparable sales on an owned basis (note 1)	0.6%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.1%
Increase in comparable sales on an owned plus licensed basis	0.7%

Notes:

(1)
Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year and all online sales, excluding commissions from departments licensed to third parties. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.

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

	First Quarter of 2019		First Quarter of 2018

	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share
As reported	$136	$0.44	$139	$0.45
Impairment and other costs (note 3 and 4)	1	—	13	0.04
Income tax impact of certain item noted above (note 4)	—	—	(3)	(0.01)
As adjusted	$137	$0.44	$149	$0.48

Notes:

(3)	For the first quarter of 2018, the above pre-tax adjustment excludes impairment and other costs attributable to the noncontrolling interest shareholder of $6 million.

(4)
The impact during the first quarter of 2019 represents a value less than zero for net income attributable to Macy's, Inc. shareholders or $0.01 per diluted share attributable to Macy's, Inc. shareholders.

New Pronouncements
Accounting Pronouncements Recently Adopted
See Part I, Item 1, “Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2018 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2018 10-K.

Item 4.	Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 4, 2019, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of May 4, 2019 the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
From time to time adoption of new accounting pronouncements, major organizational restructuring and realignment occurs for which the Company reviews its internal control over financial reporting. As a result of this review, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Except as set forth below, there have been no material changes to the Risk Factors described in Part I, "Item 1A. Risk Factors" in the Company's 2018 10-K.
The risk factor "We depend upon designers, vendors and other sources of merchandise, goods and services. Our business could be affected by disruptions in, or other legal, regulatory, political or economic issues associated with, our supply network" is deleted and replaced as follows:
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
On May 10, 2019, the current U.S. Administration imposed a 25% tariff on approximately $200 billion worth of imports from China into the U.S. The current U.S. Administration is in the process of extending the 25% tariff to all remaining imports from China, valued at approximately $300 billion, which imports include merchandise for both private-label and national brands sold in our stores. The Office of the U.S. Trade Representative is expected to hold a public hearing regarding the tariff extension on June 17, 2019. We are evaluating the potential impact of the effective and proposed tariffs, including a potential continued escalation of retaliatory tariffs, as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. While it is too early to predict how these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China will affect our business, these changes could negatively impact our business and results of operations if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

MACY'S, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
February 3, 2019 – March 2, 2019	8	25.14	—	1,716
March 3, 2019 – April 6, 2019	—	—	—	1,716
April 7, 2019 – May 4, 2019	—	—	—	1,716
	8	25.14	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of May 4, 2019. All authorizations are cumulative and do not have an expiration date. As of May 4, 2019, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

•	changes in relationships with vendors and other product and service providers;

•	currency, interest and exchange rates and other capital market, economic and geo-political conditions;

•	the seasonal nature of the Company's business;

•	unstable political conditions, civil unrest, terrorist activities and armed conflicts;

•	the possible inability of the Company's manufacturers or transporters to deliver products in a timely manner or meet the Company's quality standards;

•
the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional health pandemics, and regional political and economic conditions; and

•	duties, taxes, other charges and quotas on imports.
In addition to any risks and uncertainties specifically identified in the text surrounding such forward-looking statements, the statements in the immediately preceding sentence and the statements under captions such as "Risk Factors" in this report and in reports, statements and information filed by the Company with the SEC from time to time constitute cautionary statements identifying important factors that could cause actual amounts, results, events and circumstances to differ materially from those expressed in or implied by such forward-looking statements.

MACY'S, INC.

Item 6.	Exhibits.

10.1	Form of Stock Option Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *

10.2	2019-2021 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *

10.3	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, filed on June 5, 2019, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

*Constitutes a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary

By:	/s/ FELICIA WILLIAMS
Felicia Williams Senior Vice President, Controller and Enterprise Risk Officer (Principal Accounting Officer)
Date: June 5, 2019