Form 10-Q
period 2019-08-03
Macy's, Inc.
filed 2019-08-30
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to

Commission file number: 1-13536

Macy's, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3324058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7 West Seventh Street, Cincinnati, Ohio 45202 and 151 West 34th Street, New York, New York 10001
(Address of Principal Executive Offices, including Zip Code)
(513) 579-7000 and (212) 494-1602
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2019
Common Stock, $.01 par value per share	308,914,893 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$5,546	$5,572	$11,050	$11,112
Credit card revenues, net	176	186	348	343

Cost of sales	(3,395)	(3,320)	(6,798)	(6,701)
Selling, general and administrative expenses	(2,177)	(2,164)	(4,287)	(4,247)
Gains on sale of real estate	7	46	49	70
Impairment and other costs	(2)	(17)	(3)	(36)
Operating income	155	303	359	541
Benefit plan income, net	8	11	15	22
Settlement charges	—	(50)	—	(50)
Interest expense	(52)	(69)	(106)	(140)
Losses on early retirement of debt	—	(5)	—	(5)
Interest income	5	7	12	12
Income before income taxes	116	197	280	380
Federal, state and local income tax expense	(30)	(33)	(57)	(84)
Net income	86	164	223	296
Net loss attributable to noncontrolling interest	—	2	—	10
Net income attributable to Macy's, Inc. shareholders	$86	$166	$223	$306
Basic earnings per share attributable to Macy's, Inc. shareholders	$0.28	$0.54	$0.72	$0.99
Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.28	$0.53	$0.71	$0.98

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income	$86	$164	$223	$296
Other comprehensive income (loss):
Actuarial gain (loss) on post employment and postretirement benefit plans, before tax	—	(29)	—	(29)
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	7	9	15	18
Settlement charges, before tax	—	50	—	50
Tax effect related to items of other comprehensive income (loss)	(2)	(10)	(4)	(12)
Total other comprehensive income, net of tax effect	5	20	11	27
Comprehensive income	91	184	234	323
Comprehensive loss attributable to noncontrolling interest	—	2	—	10
Comprehensive income attributable to Macy's, Inc. shareholders	$91	$186	$234	$333

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$674	$1,162	$1,068
Receivables	240	400	261
Merchandise inventories	5,029	5,263	4,956
Prepaid expenses and other current assets	603	620	580
Total Current Assets	6,546	7,445	6,865
Property and Equipment - net of accumulated depreciation and amortization of $4,748, $4,495 and $4,914	6,483	6,637	6,547
Right of Use Assets	2,636	—	—
Goodwill	3,908	3,908	3,908
Other Intangible Assets – net	440	478	483
Other Assets	728	726	865
Total Assets	$20,741	$19,194	$18,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$6	$43	$63
Merchandise accounts payable	1,674	1,655	1,795
Accounts payable and accrued liabilities	2,739	3,366	2,608
Income taxes	20	168	15
Total Current Liabilities	4,439	5,232	4,481
Long-Term Debt	4,680	4,708	5,473
Long-Term Lease Liabilities	2,836	—	—
Deferred Income Taxes	1,206	1,238	1,194
Other Liabilities	1,265	1,580	1,626
Shareholders' Equity:
Macy's, Inc.	6,315	6,436	5,916
Noncontrolling interest	—	—	(22)
Total Shareholders’ Equity	6,315	6,436	5,894
Total Liabilities and Shareholders’ Equity	$20,741	$19,194	$18,668

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 2, 2019	$3	$652	$8,050	$(1,318)	$(951)	$6,436
Cumulative-effect adjustment (a)			(158)			(158)
Net income			136			136
Other comprehensive income					6	6
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		14				14
Stock issued under stock plans		(60)		66		6
Balance at May 4, 2019	3	606	7,911	(1,252)	(945)	6,323
Net income			86			86
Other comprehensive income					5	5
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		14				14
Stock issued under stock plans		(3)		4		1
Other			3			3
Balance at August 3, 2019	$3	$617	$7,883	$(1,248)	$(940)	$6,315
(a) Represents the cumulative-effect adjustment to retained earnings for the adoption of Accounting Standards Update 2016-02 (ASU-2016-02), Leases (Topic 842), on February 3, 2019.

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Macy's, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at February 3, 2018	$3	$676	$7,246	$(1,456)	$(724)	$5,745	$(12)	$5,733
Net income (loss)			139			139	(8)	131
Other comprehensive income					7	7		7
Common stock dividends ($0.3775 per share)			(116)			(116)		(116)
Stock-based compensation expense		17				17		17
Stock issued under stock plans		(51)		80		29		29
Stranded tax costs (b)			164		(164)	—		—
Balance at May 5, 2018	3	642	7,433	(1,376)	(881)	5,821	(20)	5,801
Net income (loss)			166			166	(2)	164
Other comprehensive income					20	20		20
Common stock dividends ($0.3775 per share)			(116)			(116)		(116)
Stock-based compensation expense		15				15		15
Stock issued under stock plans		(21)		31		10		10
Balance at August 4, 2018	$3	$636	$7,483	$(1,345)	$(861)	$5,916	$(22)	$5,894
(b) Represents the reclassification of stranded tax effects to retained earnings as a result of U.S. federal tax reform.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	26 Weeks Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net income	$223	$296
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment and other costs	3	36
Settlement charges	—	50
Depreciation and amortization	472	470
Stock-based compensation expense	28	31
Gains on sale of real estate	(49)	(70)
Deferred income taxes	17	36
Benefit plans	15	18
Amortization of financing costs and premium on acquired debt	1	(5)
Changes in assets and liabilities:
Decrease in receivables	160	88
Decrease in merchandise inventories	234	221
Decrease in prepaid expenses and other current assets	19	29
Increase in merchandise accounts payable	55	219
Decrease in accounts payable and accrued liabilities	(619)	(510)
Decrease in current income taxes	(149)	(271)
Change in other assets and liabilities	(60)	(94)
Net cash provided by operating activities	350	544
Cash flows from investing activities:
Purchase of property and equipment	(378)	(275)
Capitalized software	(123)	(133)
Disposition of property and equipment	59	88
Other, net	(12)	8
Net cash used by investing activities	(454)	(312)
Cash flows from financing activities:
Debt issuance costs	(3)	—
Debt repaid	(39)	(357)
Dividends paid	(233)	(232)
Decrease in outstanding checks	(128)	(90)
Issuance of common stock	6	38
Proceeds from noncontrolling interest	—	5
Net cash used by financing activities	(397)	(636)
Net decrease in cash, cash equivalents and restricted cash	(501)	(404)
Cash, cash equivalents and restricted cash beginning of period	1,248	1,513
Cash, cash equivalents and restricted cash end of period	$747	$1,109
Supplemental cash flow information:
Interest paid	$107	$156
Interest received	12	11
Income taxes paid (net of refunds received)	189	319
Note: Restricted cash of $73 million and $41 million have been included with cash and cash equivalents for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Guam and Puerto Rico. As of August 3, 2019, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage and bluemercury.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts in the most recent years.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 6, "Benefit Plans," for further information.
Newly Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The new standard was adopted by the Company on February 3, 2019 utilizing a modified retrospective approach that allowed for transition in the period of adoption. The Company adopted the package of practical expedients available at transition that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Contracts entered into prior to adoption were not reassessed for leases or embedded leases. Upon adoption, the Company used hindsight in determining lease term and impairment. For lease and non-lease components, the Company has elected to account for both as a single lease component.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $2,519 million and $2,728 million, respectively, as of February 3, 2019. The difference of $209 million between the additional net lease assets and lease liabilities, net of the deferred tax impact of $54 million, was recorded as an adjustment to retained earnings. Prepaid rent, intangible lease assets, finance lease assets, and accrued and deferred rent as of February 3, 2019 were recorded as part of the ROU asset. Finance lease obligations as of February 3, 2019 were recorded as part of the lease liabilities. The standard did not materially impact the Company's consolidated net income and had no impact on cash flows.

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	August 3, 2019			August 4, 2018
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$86		308.9	$166		306.8
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$86		309.8	$166		307.7
Basic earnings per share attributable to Macy's, Inc. shareholders		$0.28			$0.54
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			1.8			4.3
	$86		311.6	$166		312.0
Diluted earnings per share attributable to Macy's, Inc. shareholders		$0.28			$0.53

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	26 Weeks Ended
	August 3, 2019			August 4, 2018
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$223		308.6	$306		306.2
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$223		309.5	$306		307.1
Basic earnings per share attributable to Macy's, Inc. shareholders		$0.72			$0.99
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units			2.0			3.6
	$223		311.5	$306		310.7
Diluted earnings per share attributable to Macy's, Inc. shareholders		$0.71			$0.98

In addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 18.9 million shares of common stock and restricted stock units relating to 1.3 million shares of common stock were outstanding at August 3, 2019, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

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
For the 13 and 26 weeks ended August 3, 2019, Macy's accounted for 88% of the Company's net sales. For the 13 and 26 weeks ended August 4, 2018, Macy's accounted for 89% and 88%, respectively, of the Company's net sales. Disaggregation of the Company's net sales by family of business for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018 were as follows:

	13 Weeks Ended		26 Weeks Ended
Net sales by family of business	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,039	$2,022	$4,191	$4,181
Women's Apparel	1,269	1,322	2,582	2,672
Men's and Kids'	1,266	1,273	2,468	2,447
Home/Other (a)	972	955	1,809	1,812
Total	$5,546	$5,572	$11,050	$11,112
(a) Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $227 million, $269 million and $243 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively. Included in prepaid expenses and other current assets is an asset totaling $154 million, $188 million and $165 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $654 million, $856 million and $673 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ROU assets and lease liabilities consist of:

		August 3, 2019
	Classification	(millions)
Assets
Finance lease assets (a)	Right of Use Assets	$11
Operating lease assets (b)	Right of Use Assets	2,625
Total leased assets		$2,636

Liabilities
Current
Finance	Accounts payable and accrued liabilities	$1
Operating (b)	Accounts payable and accrued liabilities	350

Noncurrent
Finance	Long-Term Lease Liabilities	24
Operating (b)	Long-Term Lease Liabilities	2,812
Total lease liabilities		$3,187
(a) Finance lease assets are recorded net of accumulated amortization of $12 million as of August 3, 2019.
(b) As of August 3, 2019, operating lease assets included $398 million of non-lease components and current and noncurrent lease liabilities included $34 million and $369 million, respectively, of non-lease components.
The components of net lease expense are disclosed below. For the 13 and 26 weeks ended August 3, 2019, expense related to non-lease components was $21 million and $42 million, respectively, and variable lease expense was $3 million and $7 million, respectively.

		13 Weeks Ended	26 Weeks Ended
		August 3, 2019	August 3, 2019
	Classification	(millions)
Operating lease expense (c)	Selling, general and administrative expenses	$106	$214
Sublease income	Selling, general and administrative expenses	(1)	(1)
Net lease expense		$105	$213
(c) Certain supply chain operating lease expense amounts are included in cost of sales.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of August 3, 2019, the maturity of lease liabilities is as follows:

	Finance Leases (d)	Operating Leases (e and f)	Total
	(millions)
Fiscal year
2019	$1	$180	$181
2020	3	332	335
2021	3	333	336
2022	3	311	314
2023	3	307	310
After 2023	31	5,385	5,416
Total undiscounted lease payments	44	6,848	6,892
Less amount representing interest	19	3,686	3,705
Total lease liabilities	$25	$3,162	$3,187
(d) Finance lease payments include $12 million related to options to extend lease terms that are reasonably certain of being exercised.
(e) Operating lease payments include $3,292 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $936 million of legally binding minimum lease payments for leases signed but not yet commenced.
(f) Operating lease payments include $1,172 million related to non-lease component payments, with $844 million related to options to extend lease terms that are reasonably certain of being exercised.

Additional supplemental information regarding assumptions and cash flows for operating and finance leases is as follows:

August 3, 2019
Lease Term and Discount Rate	(millions)
Weighted-average remaining lease term (years)
Finance leases	18.0
Operating leases	23.7
Weighted-average discount rate
Finance leases	6.64%
Operating leases	6.70%

26 Weeks Ended
August 3, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used from operating leases	$182
Financing cash flows used from financing leases	1
Leased assets obtained in exchange for new operating lease liabilities	39

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of February 2, 2019, as disclosed in the 2018 10-K, minimum rental commitments for noncancellable leases, including executed leases not yet commenced, were as follows:

	Capitalized Leases (g)	Operating Leases	Total
	(millions)
Fiscal year
2019	$3	$325	$328
2020	3	315	318
2021	3	309	312
2022	3	283	286
2023	3	264	267
After 2023	31	2,758	2,789
Total minimum lease payments	46	$4,254	$4,300
Less amount representing interest	20
Present value of net minimum capitalized lease payments	$26
(g) For purposes of the disclosure, capitalized lease is used interchangeably with finance lease.

5.    Financing Activities
The following table shows the detail of debt repayments:

	26 Weeks Ended
	August 3, 2019	August 4, 2018
	(millions)
6.9% Senior debentures due 2029	$—	$90
4.5% Senior notes due 2034	—	80
6.7% Senior notes due 2028	—	60
6.375% Senior notes due 2037	—	43
6.7% Senior debentures due 2034	—	28
7.0% Senior debentures due 2028	—	27
6.65% Senior debentures due 2024	—	11
6.9% Senior debentures due 2032	—	5
8.5% Senior debentures due 2019	36	—
9.5% Amortizing debentures due 2021	2	2
9.75% Amortizing debentures due 2021	1	1
	$39	$347

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

On May 9, 2019, the Company entered into a new credit agreement with certain financial institutions that replaced the previous credit agreement which was set to expire on May 6, 2021. Similar to the previous agreement, the new credit agreement provides for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing). The new credit agreement is scheduled to expire on May 9, 2024, subject to up to two one-year extensions that may be requested by the Company and agreed to by the lenders.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$24	$24	$49	$47

Non-Qualified Defined Contribution Plan	$1	$1	$2	$1

Pension Plan
Service cost	$1	$1	$2	$3
Interest cost	26	27	52	53
Expected return on assets	(48)	(53)	(96)	(106)
Recognition of net actuarial loss	7	8	14	16
Amortization of prior service credit	—	—	—	—
	$(14)	$(17)	$(28)	$(34)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	6	5	12	11
Recognition of net actuarial loss	2	2	4	4
Amortization of prior service cost	—	—	—	—
	$8	$7	$16	$15

Total Retirement Expense	$19	$15	$39	$29

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Recognition of net actuarial gain	(2)	(1)	(3)	(2)
Amortization of prior service credit	—	—	—	—
	$(1)	$—	$(1)	$—

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the 13 and 26 weeks ended August 4, 2018, the Company incurred non-cash settlement charges of $50 million related to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with store closings, organizational restructuring and periodic distribution activity.

7.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	August 3, 2019				August 4, 2018
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$112	$31	$81	$—	$96	$27	$69	$—

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
The following table shows the estimated fair value of the Company's long-term debt, excluding capital leases and other obligations:

	August 3, 2019			August 4, 2018
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$4,667	$4,680	$4,742	$5,423	$5,447	$5,314

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
Condensed Consolidating Statements of Comprehensive Income for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018, Condensed Consolidating Balance Sheets as of August 3, 2019, August 4, 2018 and February 2, 2019, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended August 3, 2019 and August 4, 2018 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended August 3, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,219	$4,416	$(1,089)	$5,546
Credit card revenues (expense), net	—	(2)	178	—	176

Cost of sales	—	(1,341)	(3,143)	1,089	(3,395)
Selling, general and administrative expenses	—	(872)	(1,305)	—	(2,177)
Gains on sale of real estate	—	—	7	—	7
Impairment and other costs	—	—	(2)	—	(2)
Operating income	—	4	151	—	155
Benefit plan income, net	—	3	5	—	8
Interest (expense) income, net:
External	4	(52)	1	—	(47)
Intercompany	—	(18)	18	—	—
Equity in earnings (loss) of subsidiaries	82	(108)	—	26	—
Income (loss) before income taxes	86	(171)	175	26	116
Federal, state and local income tax benefit (expense)	—	7	(37)	—	(30)
Net income (loss)	86	(164)	138	26	86
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$86	$(164)	$138	$26	$86
Comprehensive income (loss)	$91	$(159)	$142	$17	$91
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$91	$(159)	$142	$17	$91

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended August 3, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$4,373	$9,184	$(2,507)	$11,050
Credit card revenues (expense), net	—	(5)	353	—	348

Cost of sales	—	(2,682)	(6,623)	2,507	(6,798)
Selling, general and administrative expenses	1	(1,674)	(2,614)	—	(4,287)
Gains on sale of real estate	—	24	25	—	49
Impairment and other costs	—	—	(3)	—	(3)
Operating income	1	36	322	—	359
Benefit plan income, net	—	6	9	—	15
Interest (expense) income, net:
External	9	(105)	2	—	(94)
Intercompany	—	(37)	37	—	—
Equity in earnings (loss) of subsidiaries	214	(138)	—	(76)	—
Income (loss) before income taxes	224	(238)	370	(76)	280
Federal, state and local income tax benefit (expense)	(1)	31	(87)	—	(57)
Net income (loss)	223	(207)	283	(76)	223
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$223	$(207)	$283	$(76)	$223
Comprehensive income (loss)	$234	$(197)	$291	$(94)	$234
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$234	$(197)	$291	$(94)	$234

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of August 3, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$320	$100	$254	$—	$674
Receivables	1	44	195	—	240
Merchandise inventories	—	2,138	2,891	—	5,029
Prepaid expenses and other current assets	—	139	464	—	603
Income taxes	39	—	—	(39)	—
Total Current Assets	360	2,421	3,804	(39)	6,546
Property and Equipment – net	—	3,162	3,321	—	6,483
Right of Use Assets	—	660	1,976	—	2,636
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	4	436	—	440
Other Assets	—	39	689	—	728
Deferred Income Taxes	9	—	—	(9)	—
Intercompany Receivable	2,564	—	643	(3,207)	—
Investment in Subsidiaries	3,484	2,957	—	(6,441)	—
Total Assets	$6,417	$12,569	$11,451	$(9,696)	$20,741
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$—	$—	$6
Merchandise accounts payable	—	717	957	—	1,674
Accounts payable and accrued liabilities	74	754	1,911	—	2,739
Income taxes	—	47	12	(39)	20
Total Current Liabilities	74	1,524	2,880	(39)	4,439
Long-Term Debt	—	4,680	—	—	4,680
Long-Term Lease Liabilities	—	594	2,242	—	2,836
Intercompany Payable	—	3,207	—	(3,207)	—
Deferred Income Taxes	—	643	572	(9)	1,206
Other Liabilities	28	364	873	—	1,265
Shareholders' Equity:
Macy's, Inc.	6,315	1,557	4,884	(6,441)	6,315
Noncontrolling Interest	—	—	—	—	—
Total Shareholders' Equity	6,315	1,557	4,884	(6,441)	6,315
Total Liabilities and Shareholders' Equity	$6,417	$12,569	$11,451	$(9,696)	$20,741

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 3, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$223	$(207)	$283	$(76)	$223
Impairment and other costs	—	—	3	—	3
Equity in loss (earnings) of subsidiaries	(214)	138	—	76	—
Dividends received from subsidiaries	606	—	—	(606)	—
Depreciation and amortization	—	169	303	—	472
Gains on sale of real estate	—	(24)	(25)	—	(49)
Changes in assets, liabilities and other items not separately identified	(52)	47	(294)	—	(299)
Net cash provided by operating activities	563	123	270	(606)	350
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(97)	(345)	—	(442)
Other, net	—	(11)	(1)	—	(12)
Net cash used by investing activities	—	(108)	(346)	—	(454)
Cash flows from financing activities:
Debt repaid, including debt issuance costs	—	(42)	—	—	(42)
Dividends paid	(233)	—	(606)	606	(233)
Issuance of common stock	6	—	—	—	6
Intercompany activity, net	(813)	93	720	—	—
Other, net	(92)	(21)	(15)	—	(128)
Net cash provided (used) by financing activities	(1,132)	30	99	606	(397)
Net increase (decrease) in cash, cash equivalents and restricted cash	(569)	45	23	—	(501)
Cash, cash equivalents and restricted cash at beginning of period	889	64	295	—	1,248
Cash, cash equivalents and restricted cash at end of period	$320	$109	$318	$—	$747

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 4, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$306	$(122)	$525	$(413)	$296
Impairment and other costs	—	(2)	38	—	36
Settlement charges	6	16	28	—	50
Equity in earnings of subsidiaries	(304)	(109)	—	413	—
Dividends received from subsidiaries	492	—	—	(492)	—
Depreciation and amortization	—	165	305	—	470
Gains on sale of real estate	—	(42)	(28)	—	(70)
Changes in assets, liabilities and other items not separately identified	(154)	298	(381)	(1)	(238)
Net cash provided by operating activities	346	204	487	(493)	544
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(49)	(271)	—	(320)
Other, net	—	(15)	(28)	51	8
Net cash used by investing activities	—	(64)	(299)	51	(312)
Cash flows from financing activities:
Debt repaid	—	(306)	(1)	(50)	(357)
Dividends paid	(232)	—	(492)	492	(232)
Issuance of common stock	38	—	—	—	38
Proceeds from noncontrolling interest	—	—	5	—	5
Intercompany activity, net	(441)	162	279	—	—
Other, net	(76)	(9)	(5)	—	(90)
Net cash used by financing activities	(711)	(153)	(214)	442	(636)
Net decrease in cash, cash equivalents and restricted cash	(365)	(13)	(26)	—	(404)
Cash, cash equivalents and restricted cash at beginning of period	1,109	79	325	—	1,513
Cash, cash equivalents and restricted cash at end of period	$744	$66	$299	$—	$1,109

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2019" and "second quarter of 2018" are to the Company's 13-week fiscal periods ended August 3, 2019 and August 4, 2018, respectively. References to "2019" and "2018" are to the Company's 26-week periods ended August 3, 2019 and August 4, 2018, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2018 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2018 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 33 and 34.
Overview
During the second quarter of 2019, the Company delivered comparable sales growth, but earnings results for the period were below expectations. The Company entered the quarter with elevated spring inventory levels, but slower sales at the beginning of the quarter along with accelerated declines in international tourism created a need to take additional markdowns to clear excess spring inventory. Actions have been and are being taken to support a higher gross margin rate in the back half of fiscal 2019:

•	Inventory was well positioned at the end of the second quarter and fall receipt planning is leaner.

•
The Company is enhancing its inventory allocation strategy, enabling it to reallocate inventory in-season throughout its various sales channels based on customer demand, which is expected to result in fewer markdowns and out-of-stocks.

•	The Company is evolving its marketing strategy to leverage strategic partnerships, simplify offers, and improve segmentation and targeting of customers.

•	Data analytic capabilities are being enhanced to provide more granular information and to assist in executing pricing and markdown decisions at a localized level.
In addition to the above actions, the Company has continued to invest in its fiscal 2019 strategic initiatives and such investment is expected to contribute to comparable sales growth in the back half of the year:

•
Work on the Growth100 locations is ahead of fiscal 2018's schedule and is expected to be completed well in advance of the fiscal 2019 holiday season. Sales for the original Growth50 locations continue to outperform the other Macy's locations and it is expected that the Growth150 locations will make up approximately 50% of Macy's store location sales.

•
Macy's Backstage has been expanded to 47 additional locations in fiscal 2019 and three additional locations are expected to open later this year. In total, the Company was operating 219 Macy's Backstage locations (212 inside Macy's stores and seven freestanding locations) as of August 3, 2019. In addition, the Company has opened its Macy's Backstage specific distribution center in Columbus, Ohio to provide improved logistic efficiency, speed and scale to support the continued growth of this off-price business.

•
The Company's vendor direct program (i.e., merchandise purchased from the Company's websites and digital applications and shipped directly to customers from the respective vendor) has continued to expand and is on track to reach 1 million SKUs by the end of fiscal 2019.

•	The mobile-first strategy has continued to create a better omnichannel experience for customers, and mobile continues to remain the Company's fastest growing channel.

•
Sales at the Company's destination businesses (six merchandise categories: dresses, fine jewelry, big ticket, men's tailored, women's shoes and beauty) were up approximately 5% in the second quarter of 2019 and accounted for almost 40% of the Company's sales. Additional resources are being allocated to these categories to continue to drive growth and increase market share.

MACY'S, INC.

Bloomingdale's experienced a challenging quarter, driven largely by declines in international tourism. Women's and men's shoes and Bloomingdale's The Outlets performed well during the quarter. Two additional Bloomingdale's The Outlets are planned to open in the third quarter of 2019.
Bluemercury, the Company's luxury beauty products and spa retailer, continued its growth during the quarter both in stand-alone stores and stores within Macy's stores. In total, the Company was operating 187 bluemercury locations (20 inside Macy's stores and 167 freestanding locations) as of August 3, 2019.

Results of Operations
Comparison of the Second Quarter of 2019 and the Second Quarter of 2018

	Second Quarter of 2019		Second Quarter of 2018
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,546		$5,572
Credit card revenues, net	176	3.2%	186	3.3%

Cost of sales	(3,395)	(61.2)%	(3,320)	(59.6)%
Selling, general and administrative expenses	(2,177)	(39.3)%	(2,164)	(38.8)%
Gains on sale of real estate	7	0.1%	46	0.8%
Impairment and other costs	(2)	—%	(17)	(0.3)%
Operating income	155	2.8%	303	5.4%
Benefit plan income, net	8		11
Settlement charges	—		(50)
Interest expense, net	(47)		(62)
Losses on the early retirement of debt	—		(5)
Income before income taxes	116		197
Federal, state and local income tax expense	(30)		(33)
Net income	86		164
Net loss attributable to noncontrolling interest	—		2
Net income attributable to Macy's, Inc. shareholders	$86	1.6%	$166	3.0%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.28		$0.53

Supplemental Financial Measure
Gross margin (a)	$2,151	38.8%	$2,252	40.4%

Supplemental Non-GAAP Financial Measure
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$0.28		$0.70

(a) Gross margin is defined as net sales less cost of sales.
Net Sales and Comparable Sales
Net sales for the second quarter of 2019 decreased $26 million, or 0.5%, compared to the second quarter of 2018. Comparable sales on an owned basis for the second quarter of 2019 increased 0.2% compared to the second quarter of 2018. On an owned plus licensed basis, comparable sales increased 0.3% during the second quarter of 2019.
Digital sales continued to experience strong growth with double-digit gains in the second quarter of 2019 and sales performance was strong in the Company's Growth50 locations and its destination businesses, particularly fine jewelry, men's tailored and women's shoes. Sales performance was weaker in the home and ready-to-wear categories. International tourism sales were down approximately 9.0% in the quarter. Geographically, the North Central was the strongest region during the second quarter of 2019.

MACY'S, INC.

Credit Card Revenues, Net
Credit card revenues, net were $176 million in the second quarter of 2019, a decrease of $10 million, or 5.4%, compared to $186 million recognized in the second quarter of 2018. This decrease was driven by increased fraud and bad debt realized by the credit card program, which impacted the profit share recognized in the quarter. Proprietary card penetration increased 10 basis points to 46.7% in the second quarter of 2019 compared to 46.6% in the second quarter of 2018.
Cost of Sales
Cost of sales increased by $75 million compared to the second quarter of 2018, a 160 basis point increase as a percent to net sales to 61.2% in the second quarter of 2019. The increase in cost of sales was primarily driven by increased markdowns needed to clear excess inventories as well as higher delivery expense, which resulted from free shipping offered as part of the Company's loyalty programs coupled with increased digital sales transaction volume compared to the prior year quarter.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the second quarter of 2019 increased $13 million from the second quarter of 2018. The SG&A rate as a percent to net sales of 39.3% was 50 basis points higher in the second quarter of 2019, as compared to the second quarter of 2018. This increase in SG&A expenses was driven primarily by investments in the expansion of Macy's Backstage as well as the other strategic initiatives previously discussed.
Gains on Sale of Real Estate
The second quarter of 2019 included asset sale gains of $7 million compared to $46 million in the second quarter of 2018. The second quarter of 2018 asset sale gains were driven by approximately $17 million related to the Macy's Brooklyn transaction.
Impairment and Other Costs
The second quarters of 2019 and 2018 included $2 million and $17 million, respectively, of impairment and other costs. Impairment and other costs in the second quarter of 2018 were associated with the wind-down of Macy's China Limited.
Benefit Plan Income, Net
The second quarters of 2019 and 2018 included $8 million and $11 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses.
Settlement Charges
The second quarter of 2018 included $50 million of non-cash settlement charges related to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions primarily associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense for the second quarter of 2019 decreased $15 million from the second quarter of 2018 due to a reduction in the Company's debt resulting from tender offer and open market repurchases in 2018.
Losses on Early Retirement of Debt
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
Effective Tax Rate
The Company's effective tax rate was 25.9% for the second quarter of 2019 and 16.8% for the second quarter of 2018 compared to the federal income tax statutory rate of 21%. The quarterly effective tax rates were impacted by the settlement of certain state and local tax matters.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the second quarter of 2019 decreased $80 million compared to the second quarter of 2018. The second quarter of 2019 was driven by lower operating income partially offset by lower interest expense and lower settlement charges than the second quarter of 2018.

MACY'S, INC.

Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the second quarter of 2019 decreased $0.25 compared to the second quarter of 2018, reflecting lower net income.

Comparison of the 26 Weeks Ended August 3, 2019 and August 4, 2018

	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$11,050		$11,112
Credit card revenues, net	348	3.1%	343	3.1%

Cost of sales	(6,798)	(61.5)%	(6,701)	(60.3)%
Selling, general and administrative expenses	(4,287)	(38.8)%	(4,247)	(38.2)%
Gains on sale of real estate	49	0.4%	70	0.6%
Impairment and other costs	(3)	—%	(36)	(0.3)%
Operating income	359	3.2%	541	4.9%
Benefit plan income, net	15		22
Settlement charges	—		(50)
Interest expense, net	(94)		(128)
Losses on the early retirement of debt	—		(5)
Income before income taxes	280		380
Federal, state and local income tax expense	(57)		(84)
Net income	223		296
Net loss attributable to noncontrolling interest	—		10
Net income attributable to Macy's, Inc. shareholders	$223	2.0%	$306	2.8%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.71		$0.98

Supplemental Financial Measure
Gross margin (a)	$4,252	38.5%	$4,411	39.7%

Supplemental Non-GAAP Financial Measure
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$0.72		$1.19

(a) Gross margin is defined as net sales less cost of sales.
Net Sales and Comparable Sales
Net sales for 2019 decreased $62 million, or 0.6%, compared to 2018. Comparable sales on an owned basis for 2019 increased 0.4% compared to 2018. On an owned plus licensed basis, comparable sales increased 0.5% during 2019.
Digital sales continued to experience strong growth with double-digit gains in 2019 and Macy's Growth50 locations and destination businesses achieved strong growth. Sales during 2019 were strong in the merchandise categories that make up our destination businesses, particularly dresses, fine jewelry, men's tailored and women's shoes. Active and kids were also strong performers during 2019, while sales were weaker in handbags and ready-to-wear categories during 2019. Geographically, the North Central was the strongest region during 2019.
Credit Card Revenues, Net
Credit card revenues, net were $348 million in 2019, an increase of $5 million compared to $343 million recognized in 2018. Increased proprietary card usage driven by the enhanced Macy's Star Rewards loyalty program and higher consumer credit balances drove the favorable results. Proprietary card penetration increased 40 basis points to 46.5% in 2019 compared to 46.1% in 2018.

MACY'S, INC.

Cost of Sales
Cost of sales increased by $97 million compared to 2018, a 120 basis point increase as a percent to net sales to 61.5% in 2019. The increase in cost of sales was primarily driven by markdowns taken during the spring as well as higher delivery expense which resulted from free shipping offered as part of the Company's loyalty programs coupled with increased digital sales transaction volume compared to the prior year.
Selling, General and Administrative Expenses
SG&A expenses for 2019 increased $40 million from 2018. The SG&A rate as a percent to net sales of 38.8% was 60 basis points higher in 2019, as compared to 2018. This increase in SG&A expenses was driven primarily by investments in the expansion of Macy's Backstage as well as the other strategic initiatives previously discussed.
Gains on Sale of Real Estate
2019 included asset sale gains of $49 million compared to $70 million in 2018. 2019 included a $21 million gain related to the Macy's White Plains transaction, while 2018 included approximately $35 million related to the Macy's Brooklyn transaction.
Impairment and Other Costs
2019 and 2018 included $3 million and $36 million, respectively, of impairment and other costs. Impairment and other costs in 2018 were associated with the wind-down of Macy's China Limited.
Benefit Plan Income, Net
2019 and 2018 included $15 million and $22 million, respectively, of non-cash net benefit plan income related to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses.
Settlement Charges
2018 included $50 million of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions primarily associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense for 2019 decreased $34 million from 2018 due to a reduction in the Company's debt resulting from tender offer and open market repurchases in 2018.
Losses on Early Retirement of Debt
In 2018, the Company recognized $5 million in expenses and fees net of the write-off of unamortized debt premiums as a result of the open market repurchases discussed within the quarterly results of operations.
Effective Tax Rate
The Company's effective tax rate was 20.4% for 2019 and 22.1% for 2018 compared to the federal income tax statutory rate of 21%. The effective tax rates were impacted by the settlement of certain state and local tax matters.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2019 decreased $83 million compared to 2018. 2019 was driven by lower operating income partially offset by lower interest expense and lower settlement charges than 2018.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for 2019 decreased $0.27 compared to 2018, reflecting lower net income.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2019 was $350 million, compared to $544 million in 2018. The difference in operating cash flows period over period is due to lower merchandise payables and earnings before interest, taxes, depreciation and amortization excluding impairment and other costs, settlement charges and losses on the early retirement of debt. These declines were partially offset by lower tax payments in 2019 compared to 2018.

MACY'S, INC.

Investing Activities
Net cash used by investing activities was $454 million in 2019, compared to $312 million in 2018. The increase in 2019 was driven by the Company's investments in its strategic initiatives resulting in $501 million of capital expenditures, inclusive of property and equipment and capitalized software, compared to $408 million in 2018. Offsetting this outflow in 2019, the Company received cash of $59 million from the disposition of property and equipment primarily related to the execution of real estate transactions, compared to $88 million of proceeds in 2018.
Financing Activities
Net cash used by the Company for financing activities was $397 million for 2019, including debt repaid of $39 million, which included a repayment at maturity of $36 million for the 8.5% senior debentures, payment of $233 million of cash dividends and a $128 million decrease in outstanding checks. These outflows were partially offset by $6 million of proceeds received from the issuance of common stock.
Net cash used by the Company for financing activities was $636 million for 2018, including payment of $232 million of cash dividends. This outflow was partially offset by $38 million from the issuance of common stock, primarily related to the exercise of stock options. During the second quarter of 2018, the Company repurchased approximately $344 million face value of senior notes and debentures. The debt repurchases were made in the open market for a total cost of approximately $354 million, including premium expenses and other fees related to the transactions.
On May 9, 2019, the Company entered into a new credit agreement with certain financial institutions that replaced the previous credit agreement which was set to expire on May 6, 2021. Similar to the previous agreement, the new credit agreement provides for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing). The new credit agreement is scheduled to expire on May 9, 2024, subject to up to two one-year extensions that may be requested by the Company and agreed to by the lenders. As of August 3, 2019, the Company did not have any borrowings or letters of credit outstanding under its credit facility.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under its bank credit agreement. As of August 3, 2019, the Company did not have any borrowings outstanding under its commercial paper program.
As of August 3, 2019, the Company was required under its credit agreement to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the second quarter of 2019 was 12.72 and its leverage ratio at August 3, 2019 was 1.84, in each case as calculated in accordance with the credit agreement. As of August 3, 2019, the Company was in compliance with the ratios.
On August 23, 2019, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable October 1, 2019, to Macy's shareholders of record at the close of business on September 13, 2019.

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
Outlook and Recent Developments
On August 14, 2019, the Company issued a press release to report preliminary earnings for its second quarter of 2019 and reaffirmed its annual sales guidance provided previously in the 2018 10-K. Based primarily on the second quarter of 2019 performance, the Company lowered its annual guidance for diluted earnings per share attributable to Macy's, Inc. shareholders, excluding settlement charges, impairment and other costs (adjusted diluted earnings per share), by $0.20 from a range of $3.05 to $3.25 to $2.85 to $3.05. Adjusted diluted earnings per share excluding asset sale gains is now expected to be in the range of $2.60 to $2.80. The revised annual earnings guidance excludes any potential impact from a fourth tranche of tariffs, which the Company estimates could have up to a $0.05 impact on fiscal 2019's annual earnings.

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

	Second Quarter of 2019	2019

Increase in comparable sales on an owned basis (note 1)	0.2%	0.4%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.1%	0.1%
Increase in comparable sales on an owned plus licensed basis	0.3%	0.5%

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

MACY'S, INC.

Adjusted Net Income and Adjusted Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following is a tabular reconciliation of the non-GAAP financial measures of net income and diluted earnings per share attributable to Macy's, Inc. shareholders, excluding certain items identified below, to GAAP net income and diluted earnings per share attributable to Macy's, Inc., shareholders, which the Company believes to be the most directly comparable GAAP measures.

	Second Quarter of 2019		Second Quarter of 2018

	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share
As reported	$86	$0.28	$166	$0.53
Impairment and other costs (note 3 and 4)	2	—	15	0.05
Settlement charges	—	—	50	0.16
Losses on early retirement of debt	—	—	5	0.02
Income tax impact of certain items noted above (note 4)	—	—	(17)	(0.06)
As adjusted	$88	$0.28	$219	$0.70

	2019		2018

	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share
As reported	$223	$0.71	$306	$0.98
Impairment and other costs (note 3 and 4)	3	0.01	28	0.09
Settlement charges	—	—	50	0.16
Losses on early retirement of debt	—	—	5	0.02
Income tax impact of certain items noted above (note 4)	(1)	—	(20)	(0.06)
As adjusted	$225	$0.72	$369	$1.19

Notes:

(3)
For the 13 and 26 weeks ended August 4, 2018, the above pre-tax adjustment excludes impairment and other costs attributable to the noncontrolling interest shareholder of $2 million and $8 million, respectively.

(4)
The impact during the 13 and 26 weeks ended August 3, 2019 represents a value less than zero for net income attributable to Macy's, Inc. shareholders or $0.01 per diluted share attributable to Macy's, Inc. shareholders.

Critical Accounting Policies
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and bluemercury are the only reporting units with goodwill as of August 3, 2019, and 97% of the Company's goodwill is allocated to the Macy's reporting unit.
The Company may elect to evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit or fair value of indefinite lived intangible assets is less than its carrying value. If the qualitative evaluation indicates that it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount, a quantitative impairment test is required. Alternatively, the Company may bypass the qualitative assessment for a reporting unit or indefinite lived intangible asset and directly perform the quantitative assessment. This

MACY'S, INC.

determination can be made on an individual reporting unit or asset basis, and performance of the qualitative assessment may resume in a subsequent period.
The quantitative impairment test involves estimating the fair value of each reporting unit and indefinite lived intangible asset and comparing these estimated fair values with the respective reporting unit or indefinite lived intangible asset carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. If the carrying value of an individual indefinite lived intangible asset exceeds its fair value, such individual indefinite lived intangible asset is written down by an amount equal to such excess.
Estimating the fair values of reporting units and indefinite lived intangible assets involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and SG&A rates, capital expenditures, cash flows and the selection and use of an appropriate discount rate and market values and multiples of earnings and revenues of similar public companies. Projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company's annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit or indefinite lived intangible asset.
The use of different assumptions, estimates or judgments in the goodwill impairment testing process, including with respect to the estimated future cash flows of the Company's reporting units, the discount rate used to discount such estimated cash flows to their net present value, and the reasonableness of the resultant implied control premium relative to the Company's market capitalization, could materially increase or decrease the fair value of the reporting unit and/or its net assets and, accordingly, could materially increase or decrease any related impairment charge.
For its annual goodwill impairment test as of the end of fiscal May 2019, the Company performed a quantitative impairment assessment for all of its reporting units. The Company determined the fair value of each of its reporting units using a market approach, an income approach, or a combination of both, where appropriate. In the most recent annual impairment test performed as of the end of fiscal May 2019, the fair value of the Macy's reporting unit exceeded its related carrying value by approximately 29%.

As of the end of fiscal May 2019, the Company elected to perform a qualitative impairment test on its intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceed the carrying values and the intangible assets with indefinite lives are not impaired.
During and subsequent to the second quarter of fiscal 2019, the Company observed a general decline in the market valuation of the Company’s common shares which could impact the assumptions used to perform an impairment evaluation of its goodwill and indefinite lived intangible assets. Although as of August 3, 2019, the estimated fair values of the reporting units and indefinite lived trade names exceeded their carrying values, the Company continues to monitor the key inputs to fair value discussed above. A sustained decline in market capitalization or future declines in macroeconomic factors or business conditions would likely result in an impairment charge in future periods.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 3, 2019, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of August 3, 2019 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2018 10-K.
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
Our relationships with established and emerging designers have been significant contributors to the Company's past success. Our ability to find qualified vendors and access products in a timely and efficient manner is often challenging, particularly with respect to goods sourced outside the U.S.. We source the majority of our merchandise from manufacturers located outside the U.S., primarily Asia.  Any major changes in tax policy, such as the disallowance of tax deductions for imported merchandise could have a material adverse effect on our business, results of operations and liquidity.
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
On May 10, 2019, the current U.S. Administration imposed a 25% tariff on approximately $200 billion worth of imports from China into the U.S. On August 1, 2019, the current U.S. Administration announced its plans to impose a 10% tariff on all remaining imports from China, valued at approximately $300 billion, which imports include merchandise for both private-label and national brands sold in our stores. Depending on the type of import, the new 10% tariff is scheduled to be effective September 1, 2019 or December 15, 2019, with both dates applying to merchandise sold in our stores. We are evaluating the expected impact of the effective tariffs, including a potential continued escalation of retaliatory tariffs, as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are actively working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. While it is too early to predict how these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China will affect our business, these changes would negatively impact our business and results of operations if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

MACY'S, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
May 5, 2019 – June 1, 2019	—	—	—	1,716
June 2, 2019 – July 6, 2019	—	—	—	1,716
July 7, 2019 – August 3, 2019	—	—	—	1,716
	—	—	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of August 3, 2019. All authorizations are cumulative and do not have an expiration date. As of August 3, 2019, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

•	the cost of employee benefits as well as attracting and retaining quality employees;

•	transactions and strategy involving the Company's real estate portfolio;

•	the seasonal nature of the Company's business;

•	conditions to, or changes in the timing of, proposed transactions, and changes in expected synergies, cost savings and non-recurring charges;

•	possible changes or developments in social, economic, business, industry, market, legal, and regulatory circumstances and conditions;

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

10.1
Credit Agreement dated as of May 9, 2019 among Macy's, Inc., Macy's Retail Holdings, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2019)

10.2
Guarantee Agreement dated as of May 9, 2019 among Macy's, Inc., Macy's Retail Holdings, Inc. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 15, 2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, filed on August 30, 2019, are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 30, 2019