Form 10-Q
period 2019-11-02
Macy's, Inc.
filed 2019-12-10
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2019
Common Stock, $.01 par value per share	308,965,297 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$5,173	$5,404	$16,223	$16,516
Credit card revenues, net	183	185	531	528

Cost of sales	(3,106)	(3,226)	(9,905)	(9,927)
Selling, general and administrative expenses	(2,202)	(2,255)	(6,489)	(6,501)
Gains on sale of real estate	17	42	67	111
Impairment, restructuring and other costs	(13)	(3)	(16)	(39)
Operating income	52	147	411	688
Benefit plan income, net	8	9	23	31
Settlement charges	(12)	(23)	(12)	(73)
Interest expense	(52)	(64)	(159)	(204)
Losses on early retirement of debt	—	—	—	(5)
Interest income	4	5	16	17
Income before income taxes	—	74	279	454
Federal, state and local income tax benefit (expense)	2	(12)	(55)	(96)
Net income	2	62	224	358
Net loss attributable to noncontrolling interest	—	—	—	10
Net income attributable to Macy's, Inc. shareholders	$2	$62	$224	$368
Basic earnings per share attributable to Macy's, Inc. shareholders	$0.01	$0.20	$0.72	$1.20
Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.01	$0.20	$0.72	$1.18

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$2	$62	$224	$358
Other comprehensive income (loss):
Actuarial loss on post employment and postretirement benefit plans, before tax	(70)	(164)	(70)	(194)
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	8	7	23	25
Settlement charges, before tax	12	23	12	73
Tax effect related to items of other comprehensive income	13	35	9	24
Total other comprehensive loss, net of tax effect	(37)	(99)	(26)	(72)
Comprehensive income (loss)	(35)	(37)	198	286
Comprehensive loss attributable to noncontrolling interest	—	—	—	10
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$(35)	$(37)	$198	$296

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$301	$1,162	$736
Receivables	175	400	180
Merchandise inventories	7,256	5,263	7,147
Income tax receivable	1	—	10
Prepaid expenses and other current assets	568	620	594
Total Current Assets	8,301	7,445	8,667
Property and Equipment - net of accumulated depreciation and amortization of $4,926, $4,495 and $5,084	6,558	6,637	6,572
Right of Use Assets	2,596	—	—
Goodwill	3,908	3,908	3,908
Other Intangible Assets – net	440	478	481
Other Assets	744	726	733
Total Assets	$22,547	$19,194	$20,361
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$6	$43	$65
Merchandise accounts payable	3,427	1,655	3,381
Accounts payable and accrued liabilities	3,046	3,366	2,998
Income taxes	—	168	—
Total Current Liabilities	6,479	5,232	6,444
Long-Term Debt	4,677	4,708	5,469
Long-Term Lease Liabilities	2,819	—	—
Deferred Income Taxes	1,200	1,238	1,185
Other Liabilities	1,315	1,580	1,618
Shareholders' Equity:
Macy's, Inc.	6,057	6,436	5,667
Noncontrolling interest	—	—	(22)
Total Shareholders’ Equity	6,057	6,436	5,645
Total Liabilities and Shareholders’ Equity	$22,547	$19,194	$20,361

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 2, 2019	$3	$652	$8,050	$(1,318)	$(951)	$6,436
Cumulative-effect adjustment (a)			(158)			(158)
Net income			136			136
Other comprehensive income					6	6
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		14				14
Stock issued under stock plans		(60)		66		6
Balance at May 4, 2019	3	606	7,911	(1,252)	(945)	6,323
Net income			86			86
Other comprehensive income					5	5
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		14				14
Stock issued under stock plans		(3)		4		1
Other			3			3
Balance at August 3, 2019	3	617	7,883	(1,248)	(940)	6,315
Net income			2			2
Other comprehensive loss					(37)	(37)
Common stock dividends ($0.7550 per share)			(236)			(236)
Stock-based compensation expense		12				12
Stock issued under stock plans		(3)		4		1
Balance at November 2, 2019	$3	$626	$7,649	$(1,244)	$(977)	$6,057
(a) Represents the cumulative-effect adjustment to retained earnings for the adoption of Accounting Standards Update 2016-02 (ASU-2016-02), Leases (Topic 842), on February 3, 2019.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (Continued)
(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Macy's, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at February 3, 2018	$3	$676	$7,246	$(1,456)	$(724)	$5,745	$(12)	$5,733
Net income (loss)			139			139	(8)	131
Other comprehensive income					7	7		7
Common stock dividends ($0.3775 per share)			(116)			(116)		(116)
Stock-based compensation expense		17				17		17
Stock issued under stock plans		(51)		80		29		29
Stranded tax costs (b)			164		(164)	—		—
Balance at May 5, 2018	3	642	7,433	(1,376)	(881)	5,821	(20)	5,801
Net income (loss)			166			166	(2)	164
Other comprehensive income					20	20		20
Common stock dividends ($0.3775 per share)			(116)			(116)		(116)
Stock-based compensation expense		15				15		15
Stock issued under stock plans		(21)		31		10		10
Balance at August 4, 2018	3	636	7,483	(1,345)	(861)	5,916	(22)	5,894
Net income			62			62	—	62
Other comprehensive loss					(99)	(99)		(99)
Common stock dividends ($0.7550 per share)			(235)			(235)		(235)
Stock-based compensation expense		16				16		16
Stock issued under stock plans		(6)		13		7		7
Balance at November 3, 2018	$3	$646	$7,310	$(1,332)	$(960)	$5,667	$(22)	$5,645
(b) Represents the reclassification of stranded tax effects to retained earnings as a result of U.S. federal tax reform.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	39 Weeks Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net income	$224	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	16	39
Settlement charges	12	73
Depreciation and amortization	725	718
Stock-based compensation expense	40	48
Gains on sale of real estate	(67)	(111)
Benefit plans	23	25
Deferred income taxes	25	62
Amortization of financing costs and premium on acquired debt	1	(5)
Changes in assets and liabilities:
Decrease in receivables	224	163
Increase in merchandise inventories	(1,993)	(1,969)
Decrease in prepaid expenses and other current assets	13	16
Increase in merchandise accounts payable	1,648	1,664
Decrease in accounts payable and accrued liabilities	(470)	(221)
Decrease in current income taxes	(168)	(301)
Change in other assets and liabilities	(81)	(130)
Net cash provided by operating activities	172	429
Cash flows from investing activities:
Purchase of property and equipment	(623)	(468)
Capitalized software	(189)	(209)
Disposition of property and equipment	73	121
Other, net	10	7
Net cash used by investing activities	(729)	(549)
Cash flows from financing activities:
Debt issuance costs	(3)	—
Debt repaid	(42)	(361)
Dividends paid	(349)	(347)
Increase in outstanding checks	49	44
Acquisition of treasury stock	(1)	—
Issuance of common stock	6	41
Proceeds from noncontrolling interest	—	7
Net cash used by financing activities	(340)	(616)
Net decrease in cash, cash equivalents and restricted cash	(897)	(736)
Cash, cash equivalents and restricted cash beginning of period	1,248	1,513
Cash, cash equivalents and restricted cash end of period	$351	$777
Supplemental cash flow information:
Interest paid	$152	$213
Interest received	16	17
Income taxes paid (net of refunds received)	199	335
Note: Restricted cash of $50 million and $41 million have been included with cash and cash equivalents for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Guam and Puerto Rico. As of November 2, 2019, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage and bluemercury.
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
The Consolidated Financial Statements for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years’ amounts to conform to the classifications of such amounts in the most recent years.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 6, "Benefit Plans," for further information.
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

2.    Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following tables set forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	13 Weeks Ended
	November 2, 2019			November 3, 2018
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$2		308.9	$62		307.2
Shares to be issued under deferred compensation and other plans			1.0			0.9
	$2		309.9	$62		308.1
Basic earnings per share attributable to Macy's, Inc. shareholders		$0.01			$0.20
Effect of dilutive securities:
Stock options and restricted stock units			1.1			4.1
	$2		311.0	$62		312.2
Diluted earnings per share attributable to Macy's, Inc. shareholders		$0.01			$0.20

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	39 Weeks Ended
	November 2, 2019			November 3, 2018
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$224		308.7	$368		306.6
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$224		309.6	$368		307.5
Basic earnings per share attributable to Macy's, Inc. shareholders		$0.72			$1.20
Effect of dilutive securities:
Stock options and restricted stock units			1.7			3.7
	$224		311.3	$368		311.2
Diluted earnings per share attributable to Macy's, Inc. shareholders		$0.72			$1.18

In addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 19.4 million shares of common stock and restricted stock units relating to 1.9 million shares of common stock were outstanding at November 2, 2019, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

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
For the 13 and 39 weeks ended November 2, 2019, Macy's accounted for 87% and 88% of the Company's net sales, respectively. For each of the 13 and 39 weeks ended November 3, 2018, Macy's accounted for 88% of the Company's net sales. Disaggregation of the Company's net sales by family of business for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018 were as follows:

	13 Weeks Ended		39 Weeks Ended
Net sales by family of business	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$1,960	$2,008	$6,152	$6,188
Women's Apparel	1,197	1,268	3,779	3,940
Men's and Kids'	1,195	1,244	3,663	3,692
Home/Other (a)	821	884	2,629	2,696
Total	$5,173	$5,404	$16,223	$16,516
(a) Other primarily includes restaurant sales, allowance for merchandise returns adjustments, certain loyalty program income and breakage income from unredeemed gift cards.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $245 million, $269 million and $265 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively. Included in prepaid expenses and other current assets is an asset totaling $164 million, $188 million and $180 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
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
The Company maintains customer loyalty programs in which customers earn points based on their purchases. Under the Macy’s brand, points are earned based on customers’ spending on Macy’s private label and co-branded credit cards as well as non-proprietary cards during certain tender-neutral promotional events. Under the Bloomingdale’s brand, the Company offers a tender-neutral points-based program. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $705 million, $856 million and $723 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively.
Credit Card Revenues, net
In 2005, the Company entered into an arrangement with Citibank, N.A. ("Citibank") to sell the Company's private label and co-branded credit cards ("Credit Card Program"). Subsequent to this initial arrangement and associated amendments, in 2014, the Company entered into an amended and restated Credit Card Program Agreement (the "Program Agreement") with Citibank. As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the underlying Credit Card Program. Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and the Company’s profit share is recognized based on the performance of the underlying portfolio. Revenue associated with the establishment of new credit accounts and assisting in the receipt of payments for existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company’s Credit Card Program, net of fraud losses and expenses associated with establishing new accounts.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

ROU assets and lease liabilities consist of:

		November 2, 2019
	Classification	(millions)
Assets
Finance lease assets (a)	Right of Use Assets	$11
Operating lease assets (b)	Right of Use Assets	2,585
Total lease assets		$2,596

Liabilities
Current
Finance	Accounts payable and accrued liabilities	$1
Operating (b)	Accounts payable and accrued liabilities	313

Noncurrent
Finance	Long-Term Lease Liabilities	24
Operating (b)	Long-Term Lease Liabilities	2,795
Total lease liabilities		$3,133
(a) Finance lease assets are recorded net of accumulated amortization of $12 million as of November 2, 2019.
(b) As of November 2, 2019, operating lease assets included $394 million of non-lease components and current and noncurrent lease liabilities included $34 million and $367 million, respectively, of non-lease components.
The components of net lease expense are disclosed below. For the 13 and 39 weeks ended November 2, 2019, expense related to non-lease components was $20 million and $61 million, respectively, and variable lease expense was $3 million and $10 million, respectively.

		13 Weeks Ended	39 Weeks Ended
		November 2, 2019	November 2, 2019
	Classification	(millions)
Operating lease expense (c)	Selling, general and administrative expenses	$106	$319
Sublease income	Selling, general and administrative expenses	(1)	(2)
Net lease expense		$105	$317
(c) Certain supply chain operating lease expense amounts are included in cost of sales.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

As of November 2, 2019, the maturity of lease liabilities is as follows:

	Finance Leases (d)	Operating Leases (e and f)	Total
	(millions)
Fiscal year
2019	$1	$90	$91
2020	3	334	337
2021	3	335	338
2022	3	313	316
2023	3	308	311
After 2023	31	5,384	5,415
Total undiscounted lease payments	44	6,764	6,808
Less amount representing interest	19	3,656	3,675
Total lease liabilities	$25	$3,108	$3,133
(d) Finance lease payments include $12 million related to options to extend lease terms that are reasonably certain of being exercised.
(e) Operating lease payments include $3,272 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $965 million of legally binding minimum lease payments for leases signed but not yet commenced.
(f) Operating lease payments include $1,159 million related to non-lease component payments, with $841 million related to options to extend lease terms that are reasonably certain of being exercised.

Additional supplemental information regarding assumptions and cash flows for operating and finance leases is as follows:

November 2, 2019
Lease Term and Discount Rate	(millions)
Weighted-average remaining lease term (years)
Finance leases	17.9
Operating leases	23.6
Weighted-average discount rate
Finance leases	6.64%
Operating leases	6.70%

39 Weeks Ended
November 2, 2019
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used from operating leases	$272
Financing cash flows used from financing leases	2
Leased assets obtained in exchange for new operating lease liabilities	48

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

5.    Financing Activities
The following table shows the detail of debt repayments:

	39 Weeks Ended
	November 2, 2019	November 3, 2018
	(millions)
6.9% Senior debentures due 2029	$—	$90
4.5% Senior notes due 2034	—	80
6.7% Senior notes due 2028	—	60
6.375% Senior notes due 2037	—	43
6.7% Senior debentures due 2034	—	28
7.0% Senior debentures due 2028	—	27
6.65% Senior debentures due 2024	—	11
6.9% Senior debentures due 2032	—	5
8.5% Senior debentures due 2019	36	—
9.5% Amortizing debentures due 2021	4	4
9.75% Amortizing debentures due 2021	2	2
Capital leases and other obligations	—	1
	$42	$351

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

commitments for such additional financing). The new credit agreement is scheduled to expire on May 9, 2024, subject to up to two one-year extensions that may be requested by the Company and agreed to by the lenders.

On December 3, 2019, the Company commenced a cash tender offer (the "tender offer") to purchase up to $450 million in aggregate principal amount of certain unsecured notes and debentures, with stated interest rates from 2.875% to 7.00% and maturities ranging from fiscal years 2021 to 2043. The tender offer expires on December 31, 2019, with an early tender date on December 16, 2019.

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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$25	$24	$74	$71

Non-Qualified Defined Contribution Plan	$—	$—	$2	$1

Pension Plan
Service cost	$2	$1	$4	$4
Interest cost	26	28	78	81
Expected return on assets	(48)	(51)	(144)	(157)
Recognition of net actuarial loss	7	7	21	23
Amortization of prior service credit	—	—	—	—
	$(13)	$(15)	$(41)	$(49)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	5	6	17	17
Recognition of net actuarial loss	2	2	6	6
Amortization of prior service cost	—	—	—	—
	$7	$8	$23	$23

Total Retirement Expense	$19	$17	$58	$46

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	1	1	3	3
Recognition of net actuarial gain	(1)	(2)	(4)	(4)
Amortization of prior service credit	—	—	—	—
	$—	$(1)	$(1)	$(1)

In connection with the Company's defined benefit plans, for the 13 and 39 weeks ended November 2, 2019, the Company incurred a non-cash settlement charge of $12 million and for the 13 and 39 weeks ended November 3, 2018, the Company incurred non-cash settlement charges of $23 million and $73 million, respectively. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

7.    Fair Value Measurements

The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

	November 2, 2019				November 3, 2018
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$92	$33	$59	$—	$96	$26	$70	$—

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
The following table shows the estimated fair value of the Company's long-term debt, excluding capital leases and other obligations:

	November 2, 2019			November 3, 2018
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$4,664	$4,677	$4,716	$5,420	$5,444	$5,170

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
Condensed Consolidating Statements of Comprehensive Income for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018, Condensed Consolidating Balance Sheets as of November 2, 2019, November 3, 2018 and February 2, 2019, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended November 2, 2019 and November 3, 2018 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended November 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,044	$5,245	$(2,116)	$5,173
Credit card revenues (expense), net	—	(2)	185	—	183

Cost of sales	—	(1,230)	(3,992)	2,116	(3,106)
Selling, general and administrative expenses	—	(870)	(1,332)	—	(2,202)
Gains on sale of real estate	—	8	9	—	17
Restructuring and other costs	—	(1)	(12)	—	(13)
Operating income (loss)	—	(51)	103	—	52
Benefit plan income, net	—	3	5	—	8
Settlement charges	—	—	(12)	—	(12)
Interest (expense) income, net:
External	3	(52)	1	—	(48)
Intercompany	—	(18)	18	—	—
Equity in loss of subsidiaries	(3)	(125)	—	128	—
Income (loss) before income taxes	—	(243)	115	128	—
Federal, state and local income tax benefit (expense)	2	30	(30)	—	2
Net income (loss)	2	(213)	85	128	2
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$2	$(213)	$85	$128	$2
Comprehensive income (loss)	$(35)	$(249)	$65	$184	$(35)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$(35)	$(249)	$65	$184	$(35)

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended November 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$6,418	$14,428	$(4,623)	$16,223
Credit card revenues (expense), net	—	(8)	539	—	531

Cost of sales	—	(3,913)	(10,615)	4,623	(9,905)
Selling, general and administrative expenses	1	(2,544)	(3,946)	—	(6,489)
Gains on sale of real estate	—	32	35	—	67
Impairment, restructuring and other costs	—	(1)	(15)	—	(16)
Operating income (loss)	1	(16)	426	—	411
Benefit plan income, net	—	9	14	—	23
Settlement charges	—	—	(12)	—	(12)
Interest (expense) income, net:
External	11	(157)	3	—	(143)
Intercompany	—	(55)	55	—	—
Equity in earnings (loss) of subsidiaries	212	(264)	—	52	—
Income (loss) before income taxes	224	(483)	486	52	279
Federal, state and local income tax benefit (expense)	—	61	(116)	—	(55)
Net income (loss)	224	(422)	370	52	224
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Macy's, Inc. shareholders	$224	$(422)	$370	$52	$224
Comprehensive income (loss)	$198	$(448)	$358	$90	$198
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$198	$(448)	$358	$90	$198

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of November 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$42	$73	$186	$—	$301
Receivables	—	30	145	—	175
Merchandise inventories	—	3,145	4,111	—	7,256
Income taxes	96	—	—	(95)	1
Prepaid expenses and other current assets	—	126	442	—	568
Total Current Assets	138	3,374	4,884	(95)	8,301
Property and Equipment – net	—	3,174	3,384	—	6,558
Right of Use Assets	—	653	1,943	—	2,596
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	5	435	—	440
Other Assets	—	49	695	—	744
Deferred Income Taxes	9	—	—	(9)	—
Intercompany Receivable	2,923	—	454	(3,377)	—
Investment in Subsidiaries	3,231	2,812	—	(6,043)	—
Total Assets	$6,301	$13,393	$12,377	$(9,524)	$22,547
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$—	$—	$6
Merchandise accounts payable	—	1,521	1,906	—	3,427
Accounts payable and accrued liabilities	216	835	1,995	—	3,046
Income taxes	—	51	44	(95)	—
Total Current Liabilities	216	2,413	3,945	(95)	6,479
Long-Term Debt	—	4,677	—		4,677
Long-Term Lease Liabilities	—	589	2,230	—	2,819
Intercompany Payable	—	3,377	—	(3,377)	—
Deferred Income Taxes	—	654	555	(9)	1,200
Other Liabilities	28	377	910	—	1,315
Shareholders' Equity:
Macy's, Inc.	6,057	1,306	4,737	(6,043)	6,057
Noncontrolling Interest	—	—	—	—	—
Total Shareholders' Equity	6,057	1,306	4,737	(6,043)	6,057
Total Liabilities and Shareholders' Equity	$6,301	$13,393	$12,377	$(9,524)	$22,547

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of November 3, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$426	$74	$236	$—	$736
Receivables	1	25	154	—	180
Merchandise inventories	—	3,112	4,035	—	7,147
Income taxes	81	—	—	(71)	10
Prepaid expenses and other current assets	—	139	455	—	594
Total Current Assets	508	3,350	4,880	(71)	8,667
Property and Equipment – net	—	3,244	3,328	—	6,572
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	40	441	—	481
Other Assets	—	39	694	—	733
Deferred Income Taxes	11	—	—	(11)	—
Intercompany Receivable	1,725	—	882	(2,607)	—
Investment in Subsidiaries	3,639	3,028	—	(6,667)	—
Total Assets	$5,883	$13,027	$10,807	$(9,356)	$20,361
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$42	$23	$—	$65
Merchandise accounts payable	—	1,515	1,866	—	3,381
Accounts payable and accrued liabilities	192	874	1,932	—	2,998
Income taxes	—	40	31	(71)	—
Total Current Liabilities	192	2,471	3,852	(71)	6,444
Long-Term Debt	—	5,453	16	—	5,469
Intercompany Payable	—	2,607	—	(2,607)	—
Deferred Income Taxes	—	619	577	(11)	1,185
Other Liabilities	24	431	1,163	—	1,618
Shareholders' Equity:
Macy's, Inc.	5,667	1,446	5,221	(6,667)	5,667
Noncontrolling Interest	—	—	(22)	—	(22)
Total Shareholders' Equity	5,667	1,446	5,199	(6,667)	5,645
Total Liabilities and Shareholders' Equity	$5,883	$13,027	$10,807	$(9,356)	$20,361

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$224	$(422)	$370	$52	$224
Impairment, restructuring and other costs	—	1	15	—	16
Settlement charges	—	—	12	—	12
Equity in loss (earnings) of subsidiaries	(212)	264	—	(52)	—
Dividends received from subsidiaries	819	—	—	(819)	—
Depreciation and amortization	—	251	474	—	725
Gains on sale of real estate	—	(32)	(35)	—	(67)
Changes in assets, liabilities and other items not separately identified	(99)	(139)	(500)	—	(738)
Net cash provided (used) by operating activities	732	(77)	336	(819)	172
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(179)	(560)	—	(739)
Other, net	—	(2)	12	—	10
Net cash used by investing activities	—	(181)	(548)	—	(729)
Cash flows from financing activities:
Debt repaid, including debt issuance costs	—	(45)	—	—	(45)
Dividends paid	(349)	—	(819)	819	(349)
Issuance of common stock, net of common stock acquired	5	—	—	—	5
Intercompany activity, net	(1,161)	239	922	—	—
Other, net	(74)	73	50	—	49
Net cash provided (used) by financing activities	(1,579)	267	153	819	(340)
Net increase (decrease) in cash, cash equivalents and restricted cash	(847)	9	(59)	—	(897)
Cash, cash equivalents and restricted cash at beginning of period	889	64	295	—	1,248
Cash, cash equivalents and restricted cash at end of period	$42	$73	$236	$—	$351

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 3, 2018
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$368	$(289)	$692	$(413)	$358
Impairment, restructuring and other costs	—	—	39	—	39
Settlement charges	5	24	44	—	73
Equity in earnings of subsidiaries	(362)	(51)	—	413	—
Dividends received from subsidiaries	689	—	—	(689)	—
Depreciation and amortization	—	250	468	—	718
Gains on sale of real estate	—	(83)	(28)	—	(111)
Changes in assets, liabilities and other items not separately identified	(191)	115	(571)	(1)	(648)
Net cash provided (used) by operating activities	509	(34)	644	(690)	429
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(98)	(458)	—	(556)
Other, net	—	(15)	(29)	51	7
Net cash used by investing activities	—	(113)	(487)	51	(549)
Cash flows from financing activities:
Debt repaid	—	(310)	(1)	(50)	(361)
Dividends paid	(347)	—	(689)	689	(347)
Issuance of common stock	41	—	—	—	41
Proceeds from noncontrolling interest	—	—	7	—	7
Intercompany activity, net	(803)	378	425	—	—
Other, net	(83)	74	53	—	44
Net cash provided (used) by financing activities	(1,192)	142	(205)	639	(616)
Net decrease in cash, cash equivalents and restricted cash	(683)	(5)	(48)	—	(736)
Cash, cash equivalents and restricted cash at beginning of period	1,109	79	325	—	1,513
Cash, cash equivalents and restricted cash at end of period	$426	$74	$277	$—	$777

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2019" and "third quarter of 2018" are to the Company's 13-week fiscal periods ended November 2, 2019 and November 3, 2018, respectively. References to "2019" and "2018" are to the Company's 39-week periods ended November 2, 2019 and November 3, 2018, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2018 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2018 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 35 and 36.
Overview
During the third quarter of 2019, the Company experienced a deceleration of sales that was steeper than expected. However, with inventory levels well positioned at the end of the second quarter of 2019, the Company was able to take a more balanced approach to sales and profit in the quarter, resulting in improved margin compression compared to the spring season. Third quarter of 2019 sales were impacted by continued soft international tourism, weaker than anticipated performance in lower tier malls, and the late arrival of cold weather. The digital business experienced a slowdown in its growth rate from the second quarter of 2019 to the third quarter of 2019 due in part to system enhancements and upgrades to the Company's website designed to improve the customer holiday shopping experience. The work on the Company's website has been completed and it has been upgraded to provide customers with enhanced features as the Company enters the holiday season.
The third quarter of 2019 included continued progress on the Company's strategic initiatives:

•	Work on the Growth100 locations was completed during the third quarter of 2019 and sales for the Growth150 stores overall outperformed the combined other Macy's locations.

•
Macy's Backstage has been expanded to 50 additional locations in fiscal 2019. In total, the Company was operating 222 Macy's Backstage locations (215 inside Macy's stores and seven freestanding locations) as of November 2, 2019. Backstage locations open for more than 12 months continued to achieve mid-single digit sales growth and have improved both margin and turn. During the third quarter of 2019, Backstage had strong performance in the ready-to-wear, active, intimate, kids and shoes categories.

•
The Company's vendor direct program (i.e., merchandise purchased from the Company's websites and digital applications and shipped directly to customers from the vendor) reached 1 million SKUs and has increased the Company's e-commerce merchandise selections by adding nearly 1,000 vendors year-to-date in fiscal 2019.

•
The mobile-first strategy has continued to create an improved omnichannel experience for customers. Mobile remains the Company's fastest growing channel, with downloads and mobile active users experiencing significant growth during 2019. During the third quarter of 2019, new features were introduced such as updated store maps to navigate a customer's local store as well as functionality enabling quick pick-up and pay.

•
Sales at the Company's destination businesses (six merchandise categories: dresses, fine jewelry, big ticket, men's tailored, women's shoes and beauty) in the aggregate outpaced the rest of the business during the third quarter of 2019.

During the third quarter of 2019, Bloomingdale's experienced its strongest sales performance in its stores year-to-date and experienced growth in both digital and Bloomingdale's The Outlet stores. Shoes, fragrances and contemporary ready-to-wear categories performed well during the quarter. In November 2019, the Company opened the 39th Bloomingdale’s in Norwalk, Connecticut.
Bluemercury, the Company's luxury beauty products and spa retailer, continued its growth during the quarter both in stand-alone stores and stores within Macy's stores. The brand also launched its first loyalty program, Bluerewards, during the third quarter of 2019. In total, the Company was operating 191 bluemercury locations (20 inside Macy's stores and 171 freestanding locations) as of November 2, 2019.

MACY'S, INC.

Results of Operations
Comparison of the Third Quarter of 2019 and the Third Quarter of 2018

	Third Quarter of 2019		Third Quarter of 2018
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,173		$5,404
Credit card revenues, net	183	3.5%	185	3.4%

Cost of sales	(3,106)	(60.0)%	(3,226)	(59.7)%
Selling, general and administrative expenses	(2,202)	(42.6)%	(2,255)	(41.7)%
Gains on sale of real estate	17	0.3%	42	0.8%
Restructuring and other costs	(13)	(0.2)%	(3)	(0.1)%
Operating income	52	1.0%	147	2.7%
Benefit plan income, net	8		9
Settlement charges	(12)		(23)
Interest expense, net	(48)		(59)
Income before income taxes	—		74
Federal, state and local income tax benefit (expense)	2		(12)
Net income	2		62
Net loss attributable to noncontrolling interest	—		—
Net income attributable to Macy's, Inc. shareholders	$2	—%	$62	1.1%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.01		$0.20

Supplemental Financial Measure
Gross margin (a)	$2,067	40.0%	$2,178	40.3%

Supplemental Non-GAAP Financial Measure
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$0.07		$0.27

(a) Gross margin is defined as net sales less cost of sales.
Net Sales and Comparable Sales
Net sales for the third quarter of 2019 decreased $231 million, or 4.3%, compared to the third quarter of 2018. Comparable sales on an owned basis for the third quarter of 2019 decreased 3.9% compared to the third quarter of 2018. On an owned plus licensed basis, comparable sales decreased 3.5% during the third quarter of 2019.
The digital sales growth rate slowed during the third quarter of 2019 compared to the second quarter of 2019. Sales were strong in the mattresses, fine jewelry, fragrances, dresses, men’s active and men’s tailored categories. Sales performance was weaker in women’s and men’s sportswear, handbags, housewares and furniture. Compared to the third quarter of 2018, international tourism sales were down 6.3% during the third quarter of 2019.
Credit Card Revenues, Net
Credit card revenues, net were $183 million in the third quarter of 2019, a decrease of $2 million, or 1.1%, compared to $185 million recognized in the third quarter of 2018. Proprietary card penetration was 48.3% in the third quarter of 2019, slightly below the prior year level.
Cost of Sales
Cost of sales decreased by $120 million compared to the third quarter of 2018, driven by lower sales and was partially offset by higher delivery expense due to 1) free shipping offered as part of the Company's loyalty programs and 2) increased digital sales transaction volume compared to the prior year. While the cost of sales rate for the third quarter of 2019 of

MACY'S, INC.

60.0% was 30 basis points higher than the third quarter of 2018, it represents a significant sequential improvement over the second quarter of 2019 where the cost of sales rate was 61.2%.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the third quarter of 2019 decreased $53 million from the third quarter of 2018. The SG&A rate as a percent to net sales of 42.6% was 90 basis points higher in the third quarter of 2019, as compared to the third quarter of 2018. The decrease in SG&A expense dollars reflects both disciplined cost containment and lower variable costs associated with sales.
Gains on Sale of Real Estate
The third quarter of 2019 included asset sale gains of $17 million compared to $42 million in the third quarter of 2018. The third quarter of 2018 asset sale gains included approximately $23 million related to the Macy's Brooklyn transaction.
Restructuring and Other Costs
The third quarters of 2019 and 2018 included $13 million and $3 million, respectively, of restructuring and other costs related to severance activity and other costs associated with organizational restructuring.
Benefit Plan Income, Net
The third quarters of 2019 and 2018 included $8 million and $9 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses.
Settlement Charges
The third quarters of 2019 and 2018 included $12 million and $23 million, respectively, of non-cash settlement charges related to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions primarily associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense for the third quarter of 2019 decreased $11 million from the third quarter of 2018 due to a reduction in the Company's debt resulting from the tender offer in 2018.
Effective Tax Rate
The Company's effective tax rates for the third quarters of 2019 and 2018 were impacted by the settlement of certain state and local tax matters. The third quarter of 2019's effective tax benefit was also impacted by lower income before income taxes as compared to the prior year quarter.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for the third quarter of 2019 decreased $60 million compared to the third quarter of 2018. The decrease in the third quarter of 2019 was driven by lower operating income partially offset by lower settlement charges, lower interest expense and lower income tax expense than the third quarter of 2018.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for the third quarter of 2019 decreased $0.19 compared to the third quarter of 2018, reflecting lower net income.

MACY'S, INC.

Comparison of the 39 Weeks Ended November 2, 2019 and November 3, 2018

	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$16,223		$16,516
Credit card revenues, net	531	3.3%	528	3.2%

Cost of sales	(9,905)	(61.1)%	(9,927)	(60.1)%
Selling, general and administrative expenses	(6,489)	(40.0)%	(6,501)	(39.4)%
Gains on sale of real estate	67	0.4%	111	0.7%
Impairment, restructuring and other costs	(16)	(0.1)%	(39)	(0.2)%
Operating income	411	2.5%	688	4.2%
Benefit plan income, net	23		31
Settlement charges	(12)		(73)
Interest expense, net	(143)		(187)
Losses on the early retirement of debt	—		(5)
Income before income taxes	279		454
Federal, state and local income tax expense	(55)		(96)
Net income	224		358
Net loss attributable to noncontrolling interest	—		10
Net income attributable to Macy's, Inc. shareholders	$224	1.4%	$368	2.2%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$0.72		$1.18

Supplemental Financial Measure
Gross margin (a)	$6,318	38.9%	$6,589	39.9%

Supplemental Non-GAAP Financial Measure
Diluted earnings per share attributable to Macy's, Inc. shareholders, excluding the impact of certain items	$0.79		$1.45

(a) Gross margin is defined as net sales less cost of sales.
Net Sales and Comparable Sales
Net sales for 2019 decreased $293 million, or 1.8%, compared to 2018. Comparable sales on an owned basis for 2019 decreased 1.0% compared to 2018. On an owned plus licensed basis, comparable sales decreased 0.8% during 2019.
Digital sales continued to experience positive growth in 2019 and Macy's Growth150 locations overall outperformed the combined other Macy's locations. Destination businesses including dresses, fine jewelry, fragrances, women's shoes and men's tailored clothing have been strong performing categories in 2019 as well as active and kids. Sales were weaker in ready-to-wear categories, handbags,housewares and furniture during 2019.
Credit Card Revenues, Net
Credit card revenues, net were $531 million in 2019, an increase of $3 million compared to $528 million recognized in 2018. Increased proprietary card usage driven by the enhanced Macy's Star Rewards loyalty program drove the favorable results. Proprietary card penetration increased 30 basis points to 47.1% in 2019 compared to 46.8% in 2018.
Cost of Sales
Cost of sales decreased by $22 million compared to 2018 but increased 100 basis points as a percent to net sales to 61.1% in 2019. Lower sales in 2019 versus 2018 contributed to the decline in cost of sales dollars, which was offset by higher delivery expense as discussed in the quarterly results of operations.

MACY'S, INC.

Selling, General and Administrative Expenses
SG&A expenses for 2019 decreased $12 million from 2018. However, the SG&A rate as a percent to net sales of 40.0% was 60 basis points higher in 2019, as compared to 2018. This increase in SG&A on a rate basis was driven primarily by investments made in the first half of the year in the strategic initiatives including the expansion of Macy's Backstage.
Gains on Sale of Real Estate
2019 included asset sale gains of $67 million compared to $111 million in 2018. 2019 included a $21 million gain related to the Macy's White Plains transaction, while 2018 included approximately $58 million related to the Macy's Brooklyn transaction.
Impairment, Restructuring and Other Costs
2019 and 2018 included $16 million and $39 million, respectively, of impairment, restructuring and other costs. Impairment, restructuring and other costs in 2019 related to severance activity and other costs associated with organizational restructuring, while in 2018 costs were associated with the wind-down of Macy's China Limited.
Benefit Plan Income, Net
2019 and 2018 included $23 million and $31 million, respectively, of non-cash net benefit plan income related to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses.
Settlement Charges
2019 and 2018 included $12 million and $73 million, respectively, of non-cash settlement charges relating to the Company's defined benefit plans. These charges relate to the pro-rata recognition of net actuarial losses and are the result of an increase in lump sum distributions primarily associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense for 2019 decreased $44 million from 2018 due to a reduction in the Company's debt resulting from tender offer and open market repurchases in 2018.
Losses on Early Retirement of Debt
In 2018, the Company recognized $5 million in expenses and fees net of the write-off of unamortized debt premiums as a result of the open market repurchases discussed above.
Effective Tax Rate
The Company's effective tax rate was 19.7% for 2019 and 21.1% for 2018 compared to the federal income tax statutory rate of 21%. The effective tax rates were impacted by the settlement of certain state and local tax matters.
Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2019 decreased $144 million compared to 2018. Compared to 2018, 2019 was driven by lower operating income partially offset by lower settlement charges, lower interest expense, and lower income taxes than 2018.
Diluted Earnings Per Share Attributable to Macy's, Inc. Shareholders
Diluted earnings per share for 2019 decreased $0.46 compared to 2018, reflecting lower net income.

Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Operating Activities
Net cash provided by operating activities in 2019 was $172 million, compared to $429 million in 2018. The difference in operating cash flows period over period is due to timing of accounts payables and accrued expenses and a decline in earnings before interest, taxes, depreciation and amortization. These declines were partially offset by lower tax payments in 2019 compared to 2018.
Investing Activities
Net cash used by investing activities was $729 million in 2019, compared to $549 million in 2018. The increase in 2019 was driven by the Company's investments in its strategic initiatives resulting in $812 million of capital expenditures, inclusive of

MACY'S, INC.

property and equipment and capitalized software, compared to $677 million in 2018. Offsetting this outflow in 2019, the Company received cash of $73 million from the disposition of property and equipment primarily related to the execution of real estate transactions, compared to $121 million of proceeds in 2018.
Financing Activities
Net cash used by the Company for financing activities was $340 million for 2019, including debt repaid of $42 million, which included a repayment at maturity of $36 million for the 8.5% senior debentures and payment of $349 million of cash dividends. These outflows were partially offset by $6 million of proceeds received from the issuance of common stock.
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
On May 9, 2019, the Company entered into a new credit agreement with certain financial institutions that replaced the previous credit agreement which was set to expire on May 6, 2021. Similar to the previous agreement, the new credit agreement provides for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which may be increased to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing). The new credit agreement is scheduled to expire on May 9, 2024, subject to up to two one-year extensions that may be requested by the Company and agreed to by the lenders. As of November 2, 2019, the Company did not have any borrowings or letters of credit outstanding under its credit facility.
On December 3, 2019, the Company commenced a cash tender offer (the "tender offer") to purchase up to $450 million in aggregate principal amount of certain unsecured notes and debentures, with stated interest rates from 2.875% to 7.00% and maturities ranging from fiscal years 2021 to 2043. The tender offer expires on December 31, 2019, with an early tender date on December 16, 2019.
The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under its bank credit agreement. As of November 2, 2019, the Company did not have any borrowings outstanding under its commercial paper program.
As of November 2, 2019, the Company was required under its credit agreement to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the third quarter of 2019 was 13.07 and its leverage ratio at November 2, 2019 was 1.89, in each case as calculated in accordance with the credit agreement. As of November 2, 2019, the Company was in compliance with the ratio requirements.
On October 25, 2019, the Company announced that the Board of Directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable January 2, 2020, to Macy's shareholders of record at the close of business on December 13, 2019.

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
Outlook and Recent Developments
On November 21, 2019, the Company issued a press release to report preliminary earnings for its third quarter of 2019. Based primarily on the impact of its third quarter sales trend, the Company lowered its annual guidance for sales and diluted earnings per share attributable to Macy's, Inc. shareholders, excluding settlement charges, impairment and other costs (adjusted diluted earnings per share). The following reflects the revised guidance for 2019:
•Net sales are expected to be down 2.5% to 2.0%.

•	Comparable sales on an owned plus licensed basis are estimated to be down 1.5% to 1.0%, with comparable sales on an owned basis below these metrics by approximately 20 basis points.
•Credit card revenue is expected to be approximately $750 million.
•Gross margin rate is expected to be down moderately for 2019.
•SG&A expense dollars for 2019 are expected to be slightly below 2018.
•Estimated asset sale gains of $150 million.
•Benefit plan income, net of approximately $30 million.

•	Diluted earnings per share excluding certain items (adjusted diluted earnings per share) is expected to be $2.57 to $2.77 and excluding asset sale gains is expected to be $2.20 to $2.40.
Estimated depreciation and amortization, net interest expense, the effective tax rate and capital expenditures are unchanged from the prior 2019 guidance.

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

	Third Quarter of 2019	2019

Decrease in comparable sales on an owned basis (note 1)	(3.9)%	(1.0)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.4%	0.2%
Decrease in comparable sales on an owned plus licensed basis	(3.5)%	(0.8)%

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

	Third Quarter of 2019		Third Quarter of 2018

	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share
As reported	$2	$0.01	$62	$0.20
Restructuring and other costs	13	0.04	3	0.01
Settlement charges	12	0.04	23	0.08
Income tax impact of certain items noted above	(6)	(0.02)	(5)	(0.02)
As adjusted	$21	$0.07	$83	$0.27

	2019		2018

	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share	Net Income Attributable to Macy's, Inc. Shareholders	Diluted Earnings Per Share
As reported	$224	$0.72	$368	$1.18
Impairment, restructuring and other costs (note 3)	16	0.05	31	0.10
Settlement charges	12	0.04	73	0.23
Losses on early retirement of debt	—	—	5	0.02
Income tax impact of certain items noted above	(6)	(0.02)	(26)	(0.08)
As adjusted	$246	$0.79	$451	$1.45

Note:

(3)	For the 39 weeks ended November 3, 2018, the above pre-tax adjustment excludes impairment, restructuring and other costs attributable to the noncontrolling interest shareholder of $8 million.

Critical Accounting Policies
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and bluemercury are the only reporting units with goodwill as of November 2, 2019, and 97% of the Company's goodwill is allocated to the Macy's reporting unit.
The Company may elect to evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit or fair value of indefinite lived intangible assets is less than its carrying value. If the qualitative evaluation indicates that it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount, a quantitative impairment test is required. Alternatively, the Company may bypass the qualitative assessment for a reporting unit or indefinite lived intangible asset and directly perform the quantitative assessment. This determination can be made on an individual reporting unit or asset basis, and performance of the qualitative assessment may resume in a subsequent period.

MACY'S, INC.

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

As of the end of fiscal May 2019, the Company elected to perform a qualitative impairment test on its intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and the intangible assets with indefinite lives were not impaired.
During the third quarter of 2019, the Company observed a decline in the market valuation of the Company’s common shares and performed an interim qualitative impairment test on its reporting units. As a result of this test, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded the carrying values and goodwill is not impaired. However, the Company continues to monitor the key inputs to the fair values of its reporting units. A sustained decline in market capitalization or future declines in macroeconomic factors or business conditions would likely result in an impairment charge in future periods.

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
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of November 2, 2019, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of November 2, 2019, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our relationships with established and emerging designers have been significant contributors to the Company's past success. Our ability to find qualified vendors and access products in a timely and efficient manner is often challenging, particularly with respect to goods sourced outside the U.S. We source the majority of our merchandise from manufacturers located outside the U.S., primarily Asia.  Any major changes in tax policy, such as the disallowance of tax deductions for imported merchandise could have a material adverse effect on our business, results of operations and liquidity.
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
On May 10, 2019, the current U.S. Administration imposed a 25% tariff on approximately $200 billion worth of imports from China into the U.S. On August 1, 2019, the current U.S. Administration announced its plans to impose a 10% tariff on all remaining imports from China, valued at approximately $300 billion, which imports include merchandise for both private-label and national brands sold in our stores. The Chinese government retaliated with tariffs ranging from 5% to 10% on $75 billion worth of U.S. imports in two batches, effective on September 1, 2019 and December 15, 2019.  The U.S. Administration responded by increasing the tariff rate to 15% on the $300 billion worth of imports from China announced in August 2019, which went into effect for some products on September 1, 2019.  Additional 15% tariffs on other products will go into effect on December 15, 2019. Both the September 1, 2019 and December 15, 2019 tariffs apply to merchandise sold in our stores. We are evaluating the current and expected impact of the effective tariffs, including a potential continued escalation of retaliatory tariffs, as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability and are actively working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. These changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China will negatively affect our business and results of operations if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.

MACY'S, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
August 4, 2019 – August 31, 2019	—	—	—	1,716
September 1, 2019 – October 5, 2019	29	15.39	—	1,716
October 6, 2019 – November 2, 2019	—	—	—	1,716
	29	15.39	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock as of November 2, 2019. All authorizations are cumulative and do not have an expiration date. As of November 2, 2019, $1,716 million of authorization remained unused. The Company may continue, discontinue or resume purchases of Common Stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

•	the cost of employee benefits as well as attracting and retaining quality employees;

•	transactions and strategy involving the Company's real estate portfolio;

•	the seasonal nature of the Company's business;

MACY'S, INC.

•	conditions to, or changes in the timing of, proposed transactions, and changes in expected synergies, cost savings and non-recurring charges;

•	the potential for the incurrence of charges in connection with the impairment of intangible assets, including goodwill;

•	possible changes or developments in social, economic, business, industry, market, legal, and regulatory circumstances and conditions;

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, filed on December 10, 2019, are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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
Date: December 10, 2019