Form 10-K
period 2020-02-01
Macy's, Inc.
filed 2020-03-30
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number: 1-13536
Macy's, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3324058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 West 34th Street, New York, New York 10001                    (212) 494-1602
(Address of Principal Executive Offices, including Zip Code)    (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	M	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (August 3, 2019) was approximately $6,576,798,072.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2020
Common Stock, $.01 par value per share	309,645,426 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2020	Part III

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2019,” “2018,” “2017,” “2016” and “2015” are references to the Company’s fiscal years ended February 1, 2020, February 2, 2019, February 3, 2018, January 28, 2017 and January 30, 2016, respectively. Fiscal year 2017 included 53 weeks; fiscal years 2019, 2018, 2016 and 2015 included 52 weeks.
Forward-Looking Statements
This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including risks and uncertainties relating to:

•
the effects of the weather, natural disasters, and health pandemics, including the novel coronavirus (COVID-19), on customer demand, our supply chain as well as our consolidated results of operation, financial position and cash flows;

•	the possible invalidity of the underlying beliefs and assumptions;

•	the Company's ability to successfully implement its Polaris strategy, including the ability to realize the anticipated benefits within the expected time frame or at all;

•
the success of the Company’s operational decisions, such as product sourcing, merchandise mix and pricing, and marketing, and strategic initiatives, such as Growth stores, Backstage on-mall off-price business, and vendor direct expansion;

•
general consumer-spending levels, including the impact of changes in general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, and the costs of basic necessities and other goods;

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

•
the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional and global health pandemics, and regional political and economic conditions; and

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
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. The Company operates 775 store locations in 43 states, the District of Columbia, Puerto Rico and Guam. As of February 1, 2020, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale’s The Outlet, Macy’s Backstage, and bluemercury. In addition, Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under license agreements with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
Disaggregation of the Company's net sales by family of business for 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$9,454	$9,457	$9,444
Women’s Apparel	5,411	5,642	5,765
Men’s and Kids’	5,628	5,699	5,610
Home/Other (a)	4,067	4,173	4,120
Total	$24,560	$24,971	$24,939
(a) Other primarily includes restaurant sales, allowance for merchandise returns adjustments, certain loyalty program income and breakage income from unredeemed gift cards.

In 2019, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

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

The Company’s principal executive office is located at 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1602.
Employees
As of February 1, 2020, excluding seasonal employees, the Company had approximately 123,000 employees, primarily including regular full-time and part-time. Because of the seasonal nature of the retail business, the number of employees peaks in the holiday season. Approximately 8% of the Company’s employees were represented by unions as of February 1, 2020.
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
Purchasing
The Company purchases merchandise from many suppliers, no one of which accounted for more than 5% of the Company’s purchases during 2019. The Company has no material long-term purchase commitments with any of its suppliers, and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be good.
Private Label Brands and Related Trademarks
The principal private label brands currently offered by the Company include Alfani, American Rag, Aqua, Bar III, Belgique, Charter Club, Club Room, Epic Threads, first impressions, Giani Bernini, Greg Norman for Tasso Elba, Holiday Lane, Home Design, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni, JM Collection, Karen Scott, lune+aster, M-61, Maison Jules, Martha Stewart Collection, Material Girl, Oake, Sky, Style & Co., Sun + Stone, Sutton Studio, Tasso Elba, Thalia Sodi, The Cellar, Tools of the Trade and Wild Pair.
The trademarks associated with the Company's private label brands, other than American Rag, Greg Norman for Tasso Elba, Martha Stewart Collection, Material Girl and Thalia Sodi, are owned by the Company. The American Rag, Greg Norman, Martha Stewart Collection, Material Girl and Thalia Sodi brands are owned by third parties, which license the trademarks associated with the brands to Macy’s pursuant to agreements. The agreements for American Rag, Greg Norman, Material Girl, and Thalia Sodi expired at the end of 2019, while the Martha Stewart agreement extends through 2022.
Competition
The retail industry is highly competitive. The Company’s operations compete with many retail formats on the national and local level, including department stores, specialty stores, general merchandise stores, manufacturers' outlets, off-price and discount stores, online retailers, catalogs and television shopping, among others. The Company seeks to attract customers by offering compelling, high-quality products, great prices and trusted service across all channels. Macy’s stores are located in premier locations and the Company provides a superior omnichannel fashion experience. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.
Available Information
The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") available free of charge through its internet website at https://www.macysinc.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the address of that site is https://www.sec.gov. In addition, the Company has made the following available free of charge through its website at https://www.macysinc.com:

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
Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Macy’s, Inc. at 151 West 34th Street, New York, New York 10001.
Information about our Executive Officers
The following table sets forth certain information as of March 19, 2020 regarding the Executive Officers of the Company:

Name	Age	Position with the Company
Jeff Gennette	58	Chief Executive Officer, Chairman of the Board and Director
Paula A. Price	58	Executive Vice President and Chief Financial Officer
Elisa D. Garcia	62	Executive Vice President, Chief Legal Officer and Secretary
John T. Harper	60	Executive Vice President and Chief Operations Officer
Danielle L. Kirgan	44	Executive Vice President and Chief Transformation Officer
Felicia Williams	54	Senior Vice President, Controller and Enterprise Risk Officer

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
John T. Harper has been Executive Vice President, Chief Operations Officer of the Company since January 2020; prior thereto he served as Chief Stores Officer from September 2017 to January 2020, President of Store Operations from May 2009 to September 2017, President of Macy’s Home Store from 2007 to 2009, Vice Chairman of Macy’s Midwest from 2006 to 2007 and Chairman of Hecht’s department stores from 2004 to 2006.

Danielle L. Kirgan has been Executive Vice President and Chief Transformation Officer of the Company since February 2020 and Chief Human Resources Officer since October 2017; prior thereto she served as Senior Vice President, People at American Airlines Group, Inc. from October 2016 to October 2017, Chief Human Resources Officer at Darden Restaurants, Inc. from January 2015 to October 2016 and Senior Vice President from May 2010, Vice President, Global Human Resources at ACI Worldwide, Inc. from January 2009 to December 2009, and Vice President, Human Resources at Conagra Foods, Inc. from 2004 to 2008.
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
The recent outbreak of COVID-19 may have a significant negative impact on the Company's business and financial results
In December 2019, there was an outbreak of COVID-19 in China that has since spread to many other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. As the pandemic continues to spread throughout the United States, businesses as well as federal, state and local governments have implemented significant actions to attempt to mitigate this public health crisis. Although the ultimate severity of the COVID-19 outbreak is uncertain at this time, the pandemic may have adverse impacts on the Company's financial condition and results of operations, including, but not limited to:

•
The Company may experience significant reductions or volatility in demand for its retail products as customers may not be able to purchase merchandise due to illness, quarantine or government or self-imposed restrictions placed on our stores' operations. Currently all of our stores are closed and will remain closed until it is safe to reopen. Additionally, social distancing measures or changes in consumer spending behaviors due to COVID-19 may continue to impact traffic in our stores after they resume normal operations and such actions could result in a loss of sales and profit.

•
The Company may experience temporary or long-term disruptions in its supply chain, as the outbreak has resulted in travel disruptions and has impacted manufacturing and distribution throughout the world. We anticipate that the receipt of products or raw material sourced from impacted areas will be slowed or disrupted in the coming months and our brand partners are expected to face similar challenges in fulfilling our orders for their merchandise. Furthermore, transportation delays and cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, may impact our or our suppliers' operations or our customers.

•
The Company may be required to change its plan for inventory receipts which would place financial pressure on our brand partners. Such actions may negatively impact our relationships with our brand partners or adversely impact their financial performance and position. If this occurs, our current brand partners' ability to meet their obligations to the Company may be impacted or we may also be required to identify new brand partner relationships.

•
The Company's liquidity may be negatively impacted if its stores do not resume normal operations and the Company may be required to pursue additional sources of financing to meet its financial obligations. Obtaining such financing is not guaranteed and is largely dependent upon market conditions and other factors. Further actions may be required to improve the Company's cash position, including but not limited to, monetizing Company assets, implementing employee furloughs, and foregoing capital expenditures and other discretionary expenses.

The extent of the impact of COVID-19 on the Company's operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known.

Strategic, Operational and Competitive Risks

Our strategic initiatives may not be successful, which could negatively affect our profitability and growth.
In February 2020, we announced the Polaris strategy, a three-year plan designed to stabilize profitability and position the Company for sustainable, profitable growth. Our ability to achieve sustainable, profitable growth is subject to the successful implementation of our strategic plans, including the Polaris strategy, and realization of anticipated benefits and savings. If these investments or initiatives do not perform as expected or create implementation or operational challenges, we may incur impairment charges and our profitability and growth could suffer.
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
Our sales are significantly affected by discretionary spending by consumers. Consumer spending may be affected by many factors outside of our control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, consumer behaviors towards incurring and paying debt, the cost of basic necessities and other goods, the strength of the U.S. Dollar relative to foreign currencies and the effects of the weather, natural disasters or health pandemics. These factors can have psychological or economic impacts on consumers that affect their discretionary spending habits. Any decline in discretionary spending by consumers could negatively affect our business and results of operations.
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
As consumers continue to migrate online, we face pressures to not only compete from a price perspective with our competitors, some of whom sell the same products, but also to differentiate Macy's to stay relevant in retail's ever-changing environment. We continue to significantly invest in our omnichannel capabilities to provide a seamless shopping experience to our customers between our store locations and our online and mobile environments. Insufficient, untimely or misguided investments in this area could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones.
In addition, declining customer store traffic and migration of sales from brick and mortar stores to digital platforms could lead to additional store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.
Our ability to grow depends in part on our stores remaining relevant to customers.
We are investing in facilities and fixtures upgrades, merchandise assortment and customer service in selected stores to improve customer retention rates and overall customer satisfaction. Some stores are receiving targeted local marketing plans to drive customer traffic. While these stores with the "Growth Treatment" have outperformed the remainder of our store fleet, there can be no assurance that we will be able to achieve continued improvement in our store business.
Because we rely on the ability of our physical retail locations to remain relevant to customers, providing desirable and sought-out shopping experiences is critical to our financial success. Changes in consumer shopping habits, financial difficulties at other anchor tenants, significant mall vacancy issues, mall violence and new on- and off-mall developments could each adversely impact the traffic at current retail locations and lead to a decline in our financial condition or performance.

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
Increases in labor costs and the cost of employee benefits could impact our financial results and cash flow.
Minimum wage increases by states and wage and benefit increases to attract and retain workers in a tight labor market have driven-up labor costs in the retail sector. These increased costs pressure our margins and could have a negative impact on our financial results.
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
Our business depends on the orderly receipt and distribution of merchandise and effective management of our distribution and fulfillment centers. Unforeseen disruptions in operations due to fire, severe weather conditions, natural disasters, health pandemics or other catastrophic events, labor disagreements, or other shipping problems may result in the loss or unavailability of inventory and/or delays in the delivery of merchandise to our stores and customers.
Technology and Data Security Risks
A material disruption in our information technology systems could adversely affect our business or results of operations.
We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology systems are damaged or cease to function properly, including a material disruption in our ability to authorize and process transactions at our stores or on our online systems, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations. Any material interruption in our information technology systems could negatively affect our business and results of operations.
In addition, COVID-19 may have an adverse impact on our information technology systems, including telecommuting issues associated with our employee population working remotely or an increase in online orders due to disruptions or closures of our retail store operations.
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

Supply Chain and Third Party Risks
We depend upon vendors and other sources of merchandise, goods and services outside the U.S.. Our business could be affected by disruptions in, or other legal, regulatory, political, economic or public health issues associated with, our supply network.
We depend on vendors for timely and efficient access to products we sell. We source the majority of our merchandise from manufacturers located outside the U.S., primarily Asia.  Any major changes in tax policy, such as the disallowance of tax deductions for imported merchandise could have a material adverse effect on our business, results of operations and liquidity.
The procurement of all our goods and services is subject to the effects of price increases, which we may or may not be able to pass through to our customers. In addition, our procurement of goods and services from outside the U.S. is subject to risks associated with political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity and costs, health pandemics and other factors relating to foreign trade. All of these factors may affect our ability to access suitable merchandise on acceptable terms, are beyond our control and could negatively affect our business, results of operations and liquidity.
The U.S. has been engaged in extended trade negotiations with China, which has resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the U.S. On May 10, 2019, the current U.S. Administration imposed a 25% tariff on approximately $200 billion worth of imports from China into the U.S. (the “Stage 3 Tariffs”), which imports include merchandise for both private-label and national brands sold in our stores. On August 1, 2019, the current U.S. Administration announced its intent to impose a 10% tariff on all remaining imports from China, valued at approximately $300 billion (the “Stage 4 Tariffs”), which imports also include merchandise sold in our stores. The proposed Stage 4 Tariffs were increased to 15% in August 2019 following retaliatory tariffs from China, and a portion of such 15% tariffs went into effect on September 1, 2019 (the “Stage 4A Tariffs”). Subsequently, in October 2019, the current U.S. Administration announced the suspension of the remaining new 15% tariffs (the “Stage 4B Tariffs”) following positive negotiations with China. On January 15, 2020, the U.S. and China signed an agreement known as the “Phase One” trade deal, pursuant to which, among other things, the Stage 3 Tariffs remained unchanged, the Stage 4A Tariffs were reduced from 15% to 7.5%, and the Stage 4B Tariffs were indefinitely suspended.
We continue to evaluate the impact of the effective tariffs, including potential future retaliatory tariffs, as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability, and are actively working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China could negatively impact our business, results of operations and liquidity if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our results of operations and business.
If our vendors, or any raw material vendors on which our vendors or our private label business relies, suffer prolonged manufacturing or transportation disruptions due to public health conditions or other unforeseen events, such as the COVID-19 pandemic, our ability to source product could be adversely impacted which would adversely affect our results of operations.

Disruption of global sourcing activities and quality and other concerns over our own brands could negatively impact brand reputation and earnings.
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
We also face concerns relating to human rights, working conditions and other labor rights and conditions and environmental impact in factories or countries where merchandise that we sell is produced and concerns about transparent sourcing and supply chains. We require all vendors for both private and national brands to comply with our vendor and supplier code of conduct which outlines minimum standards to help ensure our merchandise is produced in workplaces free of abusive, exploitative or unsafe working conditions, and to comply with applicable laws and regulations of the United States and the country of manufacture or exportation. Although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to production of merchandise, doing business in foreign countries and importing merchandise, and to screen, train and monitor our private label vendors to ensure safe and ethical treatment of workers in our supply chain, there can be no assurance that our vendors and other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely impact our reputation, results of operations and business.
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
Global, Legal and External Risks
Macy’s business is subject to unfavorable economic and political conditions, extreme violence and other related risks.
Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect our business and results of operations. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, consumer credit availability, consumer debt levels, consumer debt payment behaviors, tax rates and policy, unemployment trends, energy prices, and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could negatively affect our business and results of operations. In addition, unstable political conditions, civil unrest, terrorist activities, armed conflicts or events of extreme violence may disrupt commerce and could negatively affect our business and results of operations.

Our business could be affected by extreme weather conditions, natural disasters or regional or global health pandemics.
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
Our business and results of operations could also be negatively affected if a regional or global health pandemic were to occur, depending upon its location, duration and severity. Customers might avoid public places, such as our stores, or in extreme cases governments might limit or ban public gatherings or travel, resulting in temporary store closures or changes in consumer spending behavior. A regional or global health pandemic might also result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores.
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
The properties of the Company consist primarily of stores and related facilities, including a logistics network. The Company also owns or leases other properties, including corporate office space in Cincinnati and New York and other facilities at which centralized operational support functions are conducted. As of February 1, 2020, the operations of the Company were reviewed by management using store locations which combines multi-box properties into a single location, whereas the previous property information was provided solely by number of individual store boxes.
As of February 1, 2020, the operations of the Company included 775 store locations in 43 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 120 million square feet. At these locations, store boxes consisted of 342 owned boxes, 384 leased boxes, 108 boxes operated under arrangements where the Company owned the building and leased the land and five boxes of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 15 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
The Company's operations were conducted through the following branded store locations:

	2019
	Boxes	Locations
Macy's	613	551
Bloomingdale's	55	53
bluemercury	171	171
	839	775

Store count activity was as follows:

	2019
	Boxes	Locations
Store count at beginning of fiscal year	867	800
Stores opened	12	12
Stores closed, consolidated into or relocated from existing centers	(40)	(37)
Store count at end of fiscal year	839	775
Additional information about the Company’s store boxes as of February 1, 2020 is as follows:

By Brand	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
Macy's	613	329	178	101	5
Bloomingdale's	55	13	35	7	—
bluemercury	171	—	171	—	—
	839	342	384	108	5

Additional information about the Company’s logistics network as of February 1, 2020 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Cheshire, CT	Direct to customer	Owned	725
Chicago, IL	Stores	Owned	861
Columbus, OH	Stores	Leased	673
Dayton, OH	Stores	Leased	107
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	1,560
Hayward, CA	Stores	Owned	310
Houston, TX	Stores	Owned	992
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Leased	260
Los Angeles, CA	Stores	Owned	1,529
Martinsburg, WV	Direct to customer	Owned	2,200
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	1,455
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	595
Stone Mountain, GA	Stores	Owned	920
Tampa, FL	Stores	Owned	585
Tulsa, OK	Direct to customer	Owned	2,195
Tukwila, WA	Stores	Leased	500
Union City, CA	Stores	Leased	165
Youngstown, OH	Stores	Owned	645

Item 3.	Legal Proceedings.
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
The Company's common stock is listed on the New York Stock Exchange under the trading symbol “M.” As of February 1, 2020, the Company had approximately 14,000 stockholders of record.

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s credit facility and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
The following table provides information regarding the Company’s purchases of common stock during the fourth quarter of 2019.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs ($)(1)
	(thousands)		(thousands)	(millions)
November 3, 2019 - November 30, 2019	—	—	—	1,716
December 1, 2019 - January 4, 2020	—	—	—	1,716
January 5, 2020 - February 1, 2020	—	—	—	1,716
	—	—	—
 ___________________

(1)
Beginning in January 2000, the Company’s Board of Directors approved various authorizations to purchase, in the aggregate, up to $18 billion of common stock. As of February 1, 2020, $1,716 million of authorization remained unused. On March 26, 2020, the Company's Board of Directors rescinded its authorization of the remaining unused amount.

The following graph compares the cumulative total stockholder return on the Company's common stock with the Standard & Poor's 500 Composite Index and the Company's peer group for the period from January 31, 2015 through February 1, 2020, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

The companies included in the old peer group are Bed, Bath & Beyond, Dillard's, Gap, J.C. Penney, Kohl's, L Brands, Nordstrom, Ross Stores, Sears Holdings, Target, TJX Companies and Wal-Mart; while the companies included in the new peer group are Bed, Bath & Beyond, Best Buy, Dillard's, Dollar Tree, Gap, Hudson's Bay, J.C. Penney, Kohl's, L Brands, Lowe's, Nordstrom, Ross Stores, Target, and TJX Companies.

The change in peer group was made to be consistent with the peer group that the Compensation and Management Development Committee of the Board of Directors uses in benchmarking and assessing compensation for the Company's executive officers.

Item 6.	Selected Financial Data.
The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto and the other information contained elsewhere in this report. The Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), on February 3, 2019, using a modified retrospective approach that allowed for transition in the period of adoption. Therefore, results prior to 2019 have not been recast for the adoption of this standard. Additionally, the Company adopted the ASU No. 2014-09, Revenue from Contracts with Customers, on February 4, 2018 using the full retrospective transition method and recast results from 2017 and 2016. Results from 2015 have not been recast for the adoption of this standard.

	2019	2018	2017*	2016	2015
	(millions, except per share)
Consolidated Statement of Income Data:
Net sales	$24,560	$24,971	$24,939	$25,908	$27,079
Gross margin (a)	9,389	9,756	9,758	10,242	10,583
Operating income	970	1,738	1,864	1,371	2,028
Net income	564	1,098	1,555	619	1,070
Net income attributable to Macy's, Inc. shareholders	564	1,108	1,566	627	1,072

Basic earnings per share attributable to Macy's, Inc. shareholders	$1.82	$3.60	$5.13	$2.03	$3.26
Diluted earnings per share attributable to Macy's, Inc. shareholders	$1.81	$3.56	$5.10	$2.02	$3.22
Average number of shares outstanding	309.7	307.7	305.4	308.5	328.4
Cash dividends paid per share	$1.51	$1.51	$1.51	$1.49	$1.39
Depreciation and amortization	$981	$962	$991	$1,058	$1,061
Capital expenditures	$1,157	$932	$760	$912	$1,113
Balance Sheet Data (at year end):
Cash and cash equivalents	$685	$1,162	$1,455	$1,297	$1,109
Property and equipment - net	6,633	6,637	6,672	7,017	7,616
Total assets	21,172	19,194	19,583	20,082	20,576
Short-term debt	539	43	22	309	642
Long-term debt	3,621	4,708	5,861	6,562	6,995
Total Shareholders’ equity	6,377	6,436	5,733	4,375	4,253
 ___________________

*	53 weeks
(a) Gross margin is defined as net sales less cost of sales.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Company Overview

The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. As of February 1, 2020, the Company's operations were conducted through Macy's, Bloomingdale's, Macy’s Backstage, Bloomingdale’s The Outlet and bluemercury, which are aggregated into one reporting segment in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of the Al Tayer Group, LLC.
2019 Operating Results and Summary

Continuing with its 3-year plan introduced in 2017, the Company continued the implementation of its North Star strategy to transform its omnichannel business and focus on key growth areas, embrace customer centricity, and optimize value in its real estate portfolio. The key components to this strategy were:

1.	From Familiar to Favorite included everything the Company does to further its brand awareness and identity to its core customers.

2.	It Must Be Macy’s encompassed delivering the products and experiences customers love and are exclusive to the Company.

3.
Every Experience Matters, in-store and online leveraged the Company's competitive advantage in combining the human touch in its physical stores with cutting-edge technology in its mobile applications and websites.

4.	Funding our Future represented the decisions and actions the Company took to identify and realize resources to fuel growth.

5.	What’s New, What’s Next explored and developed innovation ideas to turn consumer and technology trends to the Company's advantage and to drive growth.

During 2019, the Company executed its five 2019 key strategic initiatives underlying components of the North Star strategy. The following summarizes how these initiatives contributed to 2019 results.

•
In 2019, the Company expanded the growth treatment to an additional 100 locations, from the original 50 locations in 2018. The Growth150 locations (a mix of stores where the Company accelerated a number of successful store initiatives, such as facility upgrades, merchandising strategies, and localized marketing) contributed to the operating results for 2019, with sales results outperforming the other Macy's store locations.

•
Continued the expansion of Backstage, Macy's mall-based off-price business, the Company opened 50 new Backstage locations within Macy’s stores during 2019. This expansion brings the total Backstage locations to 218 (six freestanding and 212 inside Macy's stores) as of February 1, 2020.

•
The Company's vendor direct program (merchandise purchased from the Company's websites and digital applications and shipped directly to customers from the respective vendor) continued its expansion during 2019, adding more than 1 million SKUs and 1,000 new vendors.

•
The mobile-first strategy has continued to create an improved omnichannel experience for customers through the enhancement of app features, such as My Wallet, My Store and My Stylist. Mobile remains the Company's fastest growing channel, with downloads and mobile active users experiencing significant growth during 2019.

•
Sales at the Company's destination businesses (six merchandise categories: dresses, fine jewelry, big ticket, men's tailored, women's shoes and beauty) grew in 2019 as the Company invested in these categories through merchandise assortment, customer service, improved store environments, and enhanced marketing.

From a brand standpoint in 2019, Bloomingdale's piloted My List, a rental service, with 80 vendors offering 1,500 styles. In addition, Bloomingdale's opened a new location in Norwalk, Connecticut, bringing the total Bloomingdale's locations to 34 as of February 1, 2020. A new Bloomingdale's in Silicon Valley opened in March 2020. Bloomingdale's the Outlets continued its growth in 2019 with the opening of two new locations and has plans for continued expansion in 2020.

The Company continued to grow its luxury beauty products and spa retailer, bluemercury, by opening nine additional freestanding bluemercury stores in urban and suburban markets and adding bluemercury products and boutiques to Macy's stores. The brand also launched its first loyalty program, Bluerewards, during 2019. As of February 1, 2020, the Company operated 191 bluemercury locations (171 freestanding and 20 inside Macy's stores).

2019 Financial Results
Specific 2019 Macy's, Inc. financial performance included:

•	Net sales decreased 1.6% compared to 2018.

•	Comparable sales on an owned basis decreased 0.8% and comparable sales on an owned plus licensed basis decreased 0.7%.

•	Asset sale gains decreased $227 million to $162 million compared to 2018.

•
Restructuring, impairment, store closing and other costs increased $218 million to $354 million compared to 2018 driven by the restructuring activities, store closures and campus consolidation plans related to the Polaris strategy.

•	Net income attributable to Macy's, Inc. shareholders for 2019 was $564 million, a decrease of $544 million from $1,108 million in 2018.

•
Diluted earnings per share attributable to Macy's, Inc. shareholders decreased to $1.81 in 2019 compared to $3.56 in 2018. Excluding restructuring, impairment, store closing and other costs, settlement charges, and losses on early retirement of debt, adjusted diluted earnings per share attributable to Macy's, Inc. shareholders decreased to $2.91 in 2019 from $4.18 in 2018. In addition, excluding asset sales gains, adjusted diluted earnings per share attributable to Macy's, Inc. shareholders decreased to $2.53 in 2019 from $3.26 in 2018.

•
Earnings before interest, taxes, depreciation and amortization excluding restructuring, impairment, store closing and other costs and settlement charges ("Adjusted EBITDA") was $2,336 million in 2019, as compared to $2,877 million in 2018.

•	Return on invested capital ("ROIC"), a key measure of operating productivity, was 17.1% for 2019 and 19.9% for 2018.

•
In 2019, the Company repurchased $525 million of debt in a tender offer. In 2018, the Company repurchased $1,094 million of debt, consisting of $344 million of debt repurchased in the open market and $750 million of debt repurchased in a tender offer.

See pages 30 to 34 for reconciliations of the non-GAAP financial measures presented above to the most comparable U.S. generally accepted accounting principles ("GAAP") financial measures and other important information.

Strategic Initiative Update

On February 4, 2020, Macy’s, Inc. announced its Polaris strategy, a three-year plan designed to stabilize profitability and position the Company for sustainable, profitable growth. The five major components of the Polaris strategy are:

•
Strengthen Customer Relationships: The Company is focusing on building customer lifetime value and expanding the Macy's Star Rewards loyalty program with the launch of Loyalty 3.0 in early February 2020. Loyalty 3.0 allows every Star Rewards member to earn loyalty rewards on their purchases regardless of tender.

•
Curate Quality Fashion: The Company is repositioning its merchandise category focus to drive sales and improve gross margin. As part of the merchandising strategy, the Company is committed to a more focused approach to its higher-margin private brands business with plans to build four of them into $1 billion brands.

•
Accelerate Digital Growth: The Company will continue to invest in its websites and mobile apps to deliver a superior fashion experience and accelerate growth. The Company will grow its customer franchise with a strong focus on personalization and continued innovation to deliver the best digital fashion experience to its customers.

•
Optimize the Store Portfolio: The Company completed a rigorous evaluation of the Macy’s store portfolio. This included a store-level assessment of each store’s overall value to the fleet, including predicted profitability based on consumer trends and demographics. As a result, the Company plans to close approximately 125 of its least productive stores over the next three years, including approximately 30 stores that were announced for closure in the spring of 2020. The Company will expand the Growth treatment to another 100 locations in 2020 and will expand to 50 more Backstage locations within Macy's stores and add 7 more freestanding Backstage locations in 2020.

The Company is testing a retail ecosystem model with a mix of Macy's store formats within a geographic market. As part of this test, the Company opened a new store format, Market by Macy’s, in Dallas in February 2020. This new format is smaller than an average Macy’s store and will be located off-mall in lifestyle centers. Market by Macy’s will feature a mix of curated Macy’s merchandise and local goods, as well as local food and beverage options and a robust community events calendar. The first Market by Macy’s opened in Dallas in February 2020.

•
Reset Cost Base: The Company is streamlining and right-sizing the organization and expense base to drive improvement in working capital and operating results. This includes reductions in corporate and support functions, campus consolidations and the consolidation of the Company's sole headquarters to New York City, New York. Additionally, the Company is further reshaping its supply chain to support omnichannel customer behavior and the Company’s new retail ecosystem.

Over the next three years, the savings driven by Polaris are expected to total approximately $1.5 billion in 2022, of which approximately $600 million is associated with gross margin improvement and approximately $900 million is related to selling, general and administrative ("SG&A") expense savings. Some of these savings are expected to flow through the Company's financial results whereas the remaining portion will be invested back into the business.

The total costs to be incurred by the Company in implementing its Polaris strategy are estimated to be approximately $400 million to $420 million. In 2019, the Company recognized Polaris-related costs of approximately $318 million, of which approximately $161 million were non-cash impairment charges associated with store closures and campus consolidations and approximately $157 million were cash costs primarily related to severance and human resource-related activities and other costs. The remaining costs to be recorded in 2020 are expected to be cash.

The Company may incur significant additional charges in future periods as it more fully defines incremental Polaris strategy initiatives and moves into the execution phases of these projects. Since the scope of such efforts are not fully known at this time, the benefits of such initiatives, and any related charges or capital expenditures, are not currently quantifiable. Actions associated with the Polaris strategy are currently expected to continue through 2022.

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States. COVID-19 has had a negative impact on the Company's 2020 operations and financial results to date, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company has taken the following steps to help mitigate the current impact, as well as the continued uncertainty regarding the ultimate impact of COVID-19 on the Company's business, results of operations, financial position and cash flows:

•
The Company temporarily closed all stores on March 18, 2020 and the stores will remain closed until it is safe to reopen. This included all Macy’s, Bloomingdale’s, Bluemercury, Macy’s Backstage, Bloomingdales the Outlet and Market by Macy’s stores.

▪
In an effort to increase liquidity, the Company fully drew on the $1,500 million credit facility, announced the suspension of quarterly cash dividends beginning in the second quarter of 2020 and took additional steps to reduce discretionary spending and other expenditures. The Company's Board of Directors rescinded its authorization of any unused amounts under the Company's share repurchase program.

•
Due to heightened uncertainty relating to the potential impacts of the COVID-19 pandemic on the Company’s business operations, including its duration, its impact on overall demand for merchandise and the effect on the Company's stores, on March 20, 2020, the Company announced the withdrawal of its 2020 guidance, which was previously issued on February 5, 2020 and confirmed on February 25, 2020.

▪
To improve the Company's current cash position and reduce its cash expenditures during this uncertain time, the Company's Board of Directors and Chief Executive Officer will forgo any compensation for the duration of the COVID-19 crisis. In addition, the Company has deferred cash expenditures where possible and temporarily implemented a furlough for the majority of its employee population. Individuals not impacted by the furlough have taken a temporary reduction of their pay.

The COVID-19 pandemic may have a material adverse impact on the Company's operational performance, financial results and cash flows, although the full impact will depend on future developments, including the continued spread and duration of the outbreak and any related restrictions, all of which are highly uncertain and cannot be predicted. The Company continues to monitor the situation closely and may implement further measures to improve liquidity. Such measures may include pursuing additional sources of financing, securitizing Company assets, reducing or deferring future capital expenditures and other expenses, or other yet to be identified actions.

Presentation of Information

The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended February 1, 2020 and February 2, 2019. For a discussion of changes from the fiscal year ended February 3, 2018 to February 2, 2019, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (filed April 3, 2019).

Results of Operations

	2019		2018		2017
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$24,560		$24,971		$24,939
Increase (decrease) in comparable sales	(0.8)%		1.7%		(2.2)%
Credit card revenues, net	771	3.1%	768	3.1%	702	2.8%

Cost of sales	(15,171)	(61.8)%	(15,215)	(60.9)%	(15,181)	(60.9)%
Selling, general and administrative expenses	(8,998)	(36.6)%	(9,039)	(36.2)%	(8,954)	(35.9)%
Gains on sale of real estate	162	0.6%	389	1.5%	544	2.2%
Restructuring, impairment, store closing and other costs	(354)	(1.4)%	(136)	(0.5)%	(186)	(0.7)%
Operating income	970	3.9%	1,738	7.0%	1,864	7.5%
Benefit plan income, net	31		39		57
Settlement charges	(58)		(88)		(105)
Interest expense - net	(185)		(236)		(310)
Gains (losses) on early retirement of debt	(30)		(33)		10
Income before income taxes	728		1,420		1,516
Federal, state and local income tax benefit (expense)	(164)		(322)		39
Net income	564		1,098		1,555
Net loss attributable to noncontrolling interest	—		10		11
Net income attributable to Macy's, Inc. shareholders	$564	2.3%	$1,108	4.4%	$1,566	6.3%

Diluted earnings per share attributable to Macy's, Inc. shareholders	$1.81		$3.56		$5.10

Supplemental Financial Measure
Gross margin	$9,389	38.2%	$9,756	39.1%	$9,758	39.1%
Digital sales as a percent of comparable sales on an owned basis	26.0%		23.0%		22.0%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned plus licensed basis	(0.7)%		2.0%		(1.9)%
Adjusted diluted earnings per share attributable to Macy's, Inc. shareholders	$2.91		$4.18		$3.79
Adjusted EBITDA	$2,336		$2,877		$3,109
ROIC	17.1%		19.9%		20.8%

See pages 30 to 34 for a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of 2019 and 2018
Net Sales and Comparable Sales
Net sales for 2019 were $24,560 million, a decrease of $411 million, or 1.6%, from 2018. The decrease in comparable sales on an owned basis for 2019 was 0.8% compared to 2018. The decrease in comparable sales on an owned plus licensed basis for 2019 was 0.7% compared to 2018. Digital sales continued to be strong in 2019, with digital sales as a percent of net sales increasing to 26.0% from 23.0% in 2018. By family of business, destination businesses including dresses, fine jewelry, fragrances, men's tailored clothing, women's shoes and mattresses performed well during 2019. Sales in 2019 were also strong in active apparel and kids. Sales in 2019 were weak in women's sportswear, handbags, color cosmetics and fashion watches. Sales of Macy's-branded private label brands represented nearly 20% of net sales in the Macy's-branded operations in both 2019 and 2018.
Comparable sales on an owned basis within the Company's three brands, which include store-within-store locations, are as follows:

	2019	2018
Macy's
Stores (a)	65.0%	68.0%
Digital	23.0%	21.0%
Bloomingdale's
Stores (a)	8.0%	8.0%
Digital	3.0%	2.0%
bluemercury	1.0%	1.0%
Total	100.0%	100.0%
(a) Includes Macy's Backstage free-standing locations and Bloomingdale's the Outlets, respectively.
Credit Card Revenues, Net
Net credit card revenues were $771 million for 2019, an increase of $3 million compared to $768 million recognized in 2018. Credit card penetration for 2019 was flat to 2018 at 46.9%. Net credit card revenues for 2019 were primarily driven by strong co-brand sales growth from transactions on the card outside of the Macy's family of brands offset by the decline in net sales and improved profit share associated with the underlying credit card portfolio performance.
Cost of Sales
Cost of sales for 2019 decreased $44 million from 2018. The cost of sales rate as a percent to net sales of 61.8% in 2019 increased 90 basis points in 2018, primarily due to higher promotional markdowns and higher delivery expenses associated with the Company's omnichannel activities, free shipping promotions and loyalty programs.
SG&A Expenses
SG&A expenses for 2019 decreased $41 million from 2018 and the SG&A rate as a percent to net sales increased 40 basis points to 36.6% as compared to 2018. The SG&A dollar reduction reflects lower variable expenses due to lower net sales. In addition, advertising expense, net of cooperative advertising allowances, decreased to $1,142 million in 2019 from $1,162 million in 2018.
Gains on Sale of Real Estate
The Company recognized gains of $162 million in 2019 associated with real estate sales, as compared to $389 million in 2018. 2019 included a gain of $52 million associated with the sale of the Macy's Downtown Seattle location. 2018 included gains of $178 million related to the I. Magnin building in Union Square San Francisco and $58 million related to the continued recognition of the deferred gain from the Macy's Brooklyn transaction which closed in 2015.
Restructuring, Impairment, Store Closing and Other Costs
Restructuring, impairment, store closing and other costs for 2019 and 2018 of $354 million and $136 million, respectively, included severance and other human resource-related costs, asset impairment charges and other costs associated with organizational changes and store closings. 2019 included costs primarily associated with the Polaris strategy, including $161 million of non-cash impairment charges associated with store closures and campus consolidations and $157 million related to severance and other human resource-related costs. 2018 included costs and expenses primarily associated with the organizational changes and store closings announced in January 2019.
Benefit Plan Income, Net
2019 and 2018 included $31 million and $39 million, respectively, of non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net of: interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses. The decline from 2018 is mainly driven by the decrease in the expected return on plan assets from 6.75% in 2018 to 6.5% in 2019, partially offset by lower interest cost.
Settlement Charges
$58 million and $88 million of non-cash settlement charges were recognized in 2019 and 2018, respectively. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company’s defined benefit retirement plans and are the result of lump sum distributions associated with retiree distribution elections and restructuring activity.
Net Interest Expense
Net interest expense, excluding losses on early retirement of debt, for 2019 decreased $51 million from 2018. This decrease was primarily driven by the reduction in the Company's debt resulting from the tender offer and open market repurchases in 2018.
Losses on Early Retirement of Debt
In 2019, the Company completed a tender offer debt repurchase of $525 million face value of senior notes and debentures. As a result of these transactions, the Company recognized $30 million in expenses and fees.
In 2018, the Company repurchased $344 million face value of senior notes and debentures and completed a tender offer debt repurchase of $750 million face value of senior notes and debentures. As a result of these transactions, the Company recognized $33 million in expenses and fees net of the write-off of unamortized debt premiums.

Effective Tax Rate
The Company's effective tax rate was expense of 22.5% for 2019 and 22.7% for 2018 compared to the federal income tax statutory rate of 21%. The federal income tax statutory rate of 21% reflects U.S. federal tax reform enacted in 2017. The effective tax rates in 2019 and 2018 were impacted by the settlement of certain state and local tax matters.

Net Income Attributable to Macy's, Inc. Shareholders
Net income attributable to Macy's, Inc. shareholders for 2019 decreased $544 million compared to 2018, driven by lower earnings before interest and taxes ("EBIT") partially offset by lower net interest expense and lower federal, state, and local income tax expense.

Cash Flow, Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Because of the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company's results of operations and cash flows. The Company is proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, and utilizing funds available under the Company's credit agreement. The Company may pursue additional sources of financing to improve its liquidity. However the disruption of the capital markets caused by the COVID-19 outbreak could make any financing more challenging and there can be no assurance that the Company will be able to obtain such additional financing on commercially reasonable terms or at all.

Operating Activities
Net cash provided by operating activities was $1,608 million in 2019 compared to $1,735 million in 2018. The decline was driven by lower EBITDA and a decrease in non-merchandise accounts payable, which were partially offset by lower tax payments and a net improvement in merchandise inventory and payables.
Investing Activities
Net cash used by investing activities for 2019 was $1,002 million, compared to net cash used by investing activities of $456 million for 2018. Investing activities for 2019 included purchases of property and equipment totaling $902 million and capitalized software of $255 million, compared to purchases of property and equipment totaling $657 million and capitalized software of $275 million for 2018. The increase in capital expenditures was largely driven by the Company's Growth store investments, which expanded to another 100 stores in 2019, and Backstage strategic initiatives.
In 2019, the Company continued to execute on its real estate strategy that includes creating value through monetization and, in some cases, redevelopment of real estate assets. Overall, property and equipment sales, primarily related to real estate, generated cash proceeds of $185 million in 2019 compared to $474 million in 2018.
Financing Activities
Net cash used by the Company for financing activities was $1,123 million for 2019, including the repayment of $597 million of debt, the payment of $466 million of cash dividends and a $62 million decrease in outstanding checks. 2019 debt repayments included the repayment at maturity of $36 million of 8.5% senior debentures.

During December 2019, the Company completed a tender offer and purchased $525 million in aggregate principal amount of certain senior unsecured notes and debentures. The purchased senior unsecured notes and debentures included $190 million of 4.375% senior notes due 2023, $113 million of 6.9% senior debentures due 2029, $110 million of 2.875% senior notes due 2023, $100 million of 3.875% senior notes due 2022, and $12 million of 7.0% senior debentures due 2028. The total cash cost for the tender offer was $553 million. The Company recognized $30 million of expense related to the recognition of the tender premium and other costs including deferred debt discount amortization. This expense is presented as losses on early retirement of debt on the Consolidated Statements of Income during 2019.

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

Liquidity

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

As of February 1, 2020 and February 2, 2019, there were no revolving credit loans outstanding under the credit agreements, and there were no borrowings under the agreement during 2019 and 2018. In addition, there were no standby letters of credit outstanding at February 1, 2020 and February 2, 2019. Revolving loans under the credit agreement bear interest based on various published rates.

The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement with certain financial institutions. There were no borrowings under the program during 2019 and 2018. As of February 1, 2020 and February 2, 2019, there were no remaining borrowings outstanding under the commercial paper program. As a result of the COVID-19 pandemic, the Company's ability to draw on commercial paper is limited.
The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for 2019 was 12.68 and its leverage ratio at February 1, 2020 was 1.78, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, settlement charges, non-recurring cash charges not to exceed in the aggregate $200 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Net interest is adjusted to exclude the premium on early retirement of debt.
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
At February 1, 2020, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $3,359 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest if there is both a change of control (as defined in the applicable indenture) of the Company and the notes are rated by specified rating agencies at a level below investment grade.
As of February 1, 2020, the Company's credit rating and outlook were as described in the table below.

	Moody's	Standard & Poor's	Fitch
Long-term debt	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable
In February 2020, Standard and Poor's and Fitch downgraded Macy's long-term debt ratings to BB+ and BBB-, respectively. Outlook by Standard and Poor's and Fitch remained at stable. In March 2020, Moody's downgraded the Company's long-term debt rating from Baa3 to Ba1 and changed the outlook to negative.
Dividends
On February 28, 2020, the Company's board of directors declared a quarterly dividend of 37.75 cents per share on its common stock, payable April 1, 2020, to shareholders of record at the close of business on March 13, 2020.
Share repurchases
As of February 1, 2020, the Company had $1,716 million of authorization remaining under its share repurchase program.
Contractual Obligations and Commitments
At February 1, 2020, the Company had contractual obligations (within the scope of Item 303(a)(5) of Regulation S-K) as follows:

	Obligations Due, by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(millions)
Short-term debt	$539	$539	$—	$—	$—
Long-term debt	3,607	—	453	1,472	1,682
Interest on debt	1,723	188	316	248	971
Finance lease obligations	34	3	6	6	19
Operating leases (a and b)	6,911	362	667	617	5,265
Letters of credit	34	34	—	—	—
Other obligations	4,274	2,778	525	233	738
	$17,122	$3,904	$1,967	$2,576	$8,675
(a) Operating lease payments include $3,240 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $706 million of legally binding minimum lease payments for leases signed but not yet commenced.
(b) Operating lease payments include $1,203 million related to non-lease component payments, with $876 million related to options to extend lease terms that are reasonably certain of being exercised.

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
Of the Company's $133 million of unrecognized tax benefits at February 1, 2020, within "other obligations" in the foregoing table, the Company has excluded $4 million of deferred tax assets and $117 million of long-term liabilities for unrecognized tax benefits for various tax positions taken. The table also excludes federal, state and local interest and penalties related to unrecognized tax benefits of $60 million. These liabilities may increase or decrease over time as a result of tax examinations, and given the status of examinations, the Company cannot reliably estimate the period of any cash settlement with the respective taxing authorities.
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

	2019	2018	2017
Increase (decrease) in comparable sales on an owned basis (note 1)	(0.8)%	1.7%	(2.2)%
Impact of growth in comparable sales of departments licensed to third parties (note 2)	0.1%	0.3%	0.3%
Increase (decrease) in comparable sales on an owned plus licensed basis	(0.7)%	2.0%	(1.9)%
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

	2019	2018	2017
As reported	$1.81	$3.56	$5.10
Restructuring, impairment, store closing and other costs (a)	1.13	0.41	0.61
Settlement charges	0.19	0.28	0.34
Losses (gains) on early retirement of debt	0.10	0.11	(0.03)
Income tax impact of certain items identified above	(0.32)	(0.18)	(0.33)
Deferred tax effects of federal tax reform	—	—	(1.90)
As adjusted	$2.91	$4.18	$3.79
Gains on sale of real estate	(0.52)	(1.25)	(1.77)
Income tax impact of gains on sale of real estate	0.14	0.33	0.67
As adjusted excluding gains on sale of real estate	$2.53	$3.26	$2.69
(a) 2018 excludes impairment, restructuring, and other costs attributable to the noncontrollling interest shareholder of $8 million.

Adjusted EBIT and EBITDA as a Percent to Net Sales
The following is a tabular reconciliation of the non-GAAP financial measures EBIT and EBITDA, as adjusted to exclude certain items ("Adjusted EBIT and Adjusted EBITDA"), as a percent to net sales to GAAP net income attributable to Macy's, Inc. shareholders as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	2019	2018	2017
	(millions, except percentages)
Net sales	$24,560	$24,971	$24,939

Net income attributable to Macy's, Inc. shareholders	$564	$1,108	$1,566

Net income attributable to Macy's, Inc. shareholders as a percent to net sales	2.3%	4.4%	6.3%

Net income attributable to Macy's, Inc. shareholders	$564	$1,108	$1,566
Restructuring, impairment, store closing and other costs (a)	354	128	186
Settlement charges	58	88	105
Interest expense - net	185	236	310
Losses (gains) on early retirement of debt	30	33	(10)
Federal, state and local income tax expense (benefit)	164	322	(39)
Adjusted EBIT	$1,355	$1,915	$2,118
Adjusted EBIT as a percent to net sales	5.5%	7.7%	8.5%

Add back depreciation and amortization	981	962	991
Adjusted EBITDA	$2,336	$2,877	$3,109
Adjusted EBITDA as a percent to net sales	9.5%	11.5%	12.5%
(a) 2018 excludes impairment, restructuring, and other costs attributable to the noncontrollling interest shareholder of $8 million.

ROIC
Historically, the Company defined ROIC as adjusted EBITDA, excluding net lease expense, as a percent to average invested capital. Average invested capital is comprised of an annual two-point (i.e., end of the year presented and the immediately preceding year) average of gross property and equipment, a capitalized value of non-capitalized leases equal to periodic annual reported net rent expense multiplied by a factor of eight and a four-point (i.e., end of each quarter within the period presented) average of other selected assets and liabilities. The calculation of the capitalized value of non-capitalized leases is consistent with industry and credit rating agency practice and the specified assets are subject to a four-point average to compensate for seasonal fluctuations.
In conjunction with the Company's adoption of ASU No. 2016-02 on February 3, 2019, the Company recognized lease liabilities and related right of use ("ROU") assets on the balance sheet for its operating leases. In the calculation of the Company's ROIC as of February 1, 2020, the Company utilized the total lease ROU assets in lieu of the capitalized value of non-capitalized leases, excluding variable rent which is still multiplied by a factor of eight, as a result of the adoption of ASU 2016-02. In the Company's ROIC calculation as of February 2, 2019 and February 3, 2018, a capitalized value of non-capitalized leases equal to periodic annual reported net rent expense multiplied by a factor of eight was utilized. Rent expense in 2019 reflects lease expense related to the Company's operating leases in accordance with ASU 2016-02 and excludes non-lease component expenses. See Note 4, Properties and Leases, to the Consolidated Financial Statements for information on leases, including non-lease components.
In 2019, the calculation of ROIC reflected certain refinements to better reflect the company's adjusted EBITDA, excluding lease expense, and invested capital which are summarized below (4-point average of balance, as applicable):

•	Exclude non-lease components of $83 million from lease expense.

•	Exclude benefit plan income, net of $31 million from Adjusted EBITDA, excluding lease expense.

•	Exclude rabbi trust investments related to company's deferred compensation plan from prepaid expenses and other current assets ($32 million).

•	Exclude deferred financing costs ($4 million) and net pension asset ($46 million) from other assets.

•
Exclude dividend payable ($29 million), current liabilities for other postretirement health care and life insurance benefits and the supplementary retirement plan ($15 million and $61 million, respectively), and the current lease liability ($306 million) from accounts payable and accrued liabilities.

•	Include long-term workers' compensation and general liability ($371 million).
The following is a tabular reconciliation of the non-GAAP financial measure of ROIC to net income as a percent to property and equipment - net, which the Company believes to be the most directly comparable GAAP financial measure.

	2019	2018	2017
	(millions, except percentages)
Net income	$564	$1,098	$1,555

Property and equipment - net	$6,633	$6,637	$6,672

Net income as a percent to property and equipment - net	8.5%	16.5%	23.3%

Net income	$564	$1,098	$1,555
Add back interest expense, net	185	236	310
Add back (deduct) losses (gains) on early retirement of debt	30	33	(10)
Add back (deduct) federal, state and local tax expense (benefit)	164	322	(39)
Add back restructuring, impairment, store closing and other costs	354	136	186
Add back settlement charges	58	88	105
Add back depreciation and amortization	981	962	991
Deduct benefit plan income, net	(31)	—	—
Add back rent expense
Real estate	335	327	310
Personal property	8	9	10
Deferred rent amortization	—	14	14
Adjusted EBITDA, excluding benefit plan income, net and lease expense	$2,648	$3,225	$3,432

Property and equipment - net	$6,628	$6,655	$6,845
Add back accumulated depreciation and amortization	4,438	4,553	4,733
Add capitalized value of non-capitalized leases	—	2,800	2,672
Add back capitalized value of variable rent	114	—	—
Add back lease right of use assets	2,241	—	—
Add (deduct) other selected assets and liabilities:
Receivables	265	273	327
Merchandise inventories	5,743	5,664	5,712
Prepaid expenses and other current assets	551	608	616
Other assets	675	803	830
Merchandise accounts payable	(2,183)	(2,219)	(2,115)
Accounts payable and accrued liabilities	(2,609)	(2,917)	(3,127)
Other long-term liabilities	(371)	—	—
Total average invested capital	$15,492	$16,220	$16,493

ROIC	17.1%	19.9%	20.8%

Critical Accounting Policies
Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the last-in, first-out ("LIFO") retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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
Long-Lived Asset Impairment and Restructuring Charges
The carrying values of long-lived assets, inclusive of ROU assets, are periodically reviewed by the Company whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. Additionally, on an annual basis, the recoverability of the carrying values of individual stores is evaluated. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.
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

Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and bluemercury are the only reporting units with goodwill as of February 1, 2020, and 97% of the Company's goodwill is allocated to the Macy's reporting unit.
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
During 2019, as a result of a number of business factors, including the Company's market capitalization being below its carrying value, qualitative interim impairment assessments of the Macy's goodwill balance were performed as of November 2, 2019 and February 1, 2020. As a result of these tests, the Company concluded that it is more likely than not that the fair values of the reporting unit exceeded the carrying value and goodwill was not impaired.
During the first quarter of 2020, the Company observed a significant decline in the market valuation of the Company’s common shares as a result of events occurring after the end of 2019, including but not limited to the COVID-19 pandemic. As a result, the Company determined a triggering event had occurred that will require an interim quantitative impairment assessment for the Company's reporting units. If the market valuation of the Company's common shares remains at current levels, the Company expects to incur a goodwill impairment charge. Any impairment charge will be recognized in the first quarter of 2020.
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
The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2019 and 2018. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2020.
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
The Company's assumed annual long-term rate of return for the Pension Plan's assets was 6.50% for 2019, 6.75% for 2018 and 7.00% for 2017 based on expected future returns on the portfolio of assets. For 2020, the Company is lowering the assumed annual long-term rate of return to 6.25% based on expected future returns of the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2020 pension expense by approximately $7 million.
The Company discounted its future pension obligations using a weighted-average rate of 2.83% at February 1, 2020 and 4.03% at February 2, 2019 for the Pension Plan and 2.89% at February 1, 2020 and 4.10% at February 2, 2019 for the SERP. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, the pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at February 1, 2020 by approximately $93 million and would decrease estimated 2020 pension expense by approximately $4 million. Increasing the discount rates by 0.25% would decrease the projected benefit obligations at February 1, 2020 by approximately $88 million and would increase estimated 2020 pension expense by approximately $4 million.
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
New Pronouncements
See Note 1, Organization and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for discussion on new accounting pronouncements.

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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6, Financing, to the Consolidated Financial Statements. All of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At February 1, 2020, the Company was not a party to any derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at February 1, 2020, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
a. Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of February 1, 2020, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of February 1, 2020 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b. Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of February 1, 2020, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.
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

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item for executive officers is set forth under “Item 1. Business - Information about our Executive Officers” in this report. The other information called for by this item is set forth under “Item 1. Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” in the Proxy Statement to be delivered to stockholders in connection with the 2020 Annual Meeting of Shareholders (the “Proxy Statement”), and incorporated herein by reference.
The Company’s Code of Conduct is in compliance with the applicable rules of the SEC that apply to the principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Conduct is available, free of charge, through the Company’s website at
https://www.macysinc.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information to the Company’s website at the address and location specified above.

Set forth below are the names, ages and principal occupations of the Company's non-employee directors as of March 19, 2020.

Name	Age	Director Since	Principal Occupation
David P. Abney	64	2018
Chairman and Chief Executive Officer of UPS, Inc., a multinational package delivery and supply chain management company, since 2016 and 2014, respectively. Chief Operating Officer of UPS, Inc. since 2007.

Francis S. Blake	70	2015	Former Chairman and Chief Executive Officer of The Home Depot, Inc., a multinational home improvement retailer.
Torrence N. Boone	50	2019	Vice President, Global Client Partnerships, Alphabet Inc. since 2010.
John A. Bryant	54	2015	Former Chairman, President and Chief Executive Officer of Kellogg Company, a multinational cereal and snack food producer.
Deirdre P. Connelly	59	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline, a global pharmaceutical company.
Leslie D. Hale	47	2015	President and Chief Executive Officer of RLJ Lodging Trust, a publicly-traded lodging real estate investment trust, since 2018.
William H. Lenehan	43	2016	President and Chief Executive Officer of Four Corners Property Trust, Inc., a real estate investment trust, since 2015.
Sara Levinson	69	1997	Co-Founder and Director of Katapult, a digital entertainment company making products for today's creative generation, since 2013.
Joyce M. Roché	73	2006	Former President and Chief Executive Officer of Girls Incorporated, a national non-profit research, education and advocacy organization.
Paul C. Varga	56	2012	Former Chairman and Chief Executive Officer of Brown-Forman Corporation, a spirits and wine company.
Marna C. Whittington	72	1993	Former Chief Executive Officer of Allianz Global Investors Capital, a diversified global investment firm.

Item 11.	Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2019,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and "Further Information Concerning the Board of Directors – Risk Oversight" in the Proxy Statement and incorporated herein by reference.

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
Exhibit 4(2) to May New York’s Current Report on Form 8-K filed January 15, 1991

4.1.1	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1991 Indenture	Exhibit 10.13 to the Company's Current Report on Form 8-K filed August 30, 2005 (“August 30, 2005 Form 8-K”)

4.2
Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (“1994 Indenture”)
Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-88328) filed January 9, 1995

4.2.1
Ninth Supplemental Indenture to 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee
Exhibit 3 to the Company's Current Report on Form 8-K filed July 15, 1997

4.2.2
Tenth Supplemental Indenture to 1994 Indenture, dated as of August 30, 2005, among the Company, Macy's Retail and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee
Exhibit 10.14 to August 30, 2005 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference
4.2.3	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1994 Indenture	Exhibit 10.16 to August 30, 2005 Form 8-K

4.3	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (“1997 Indenture”)	Exhibit 4.4 to the Company's Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed September 11, 1997

4.3.1	First Supplemental Indenture to 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company's Current Report on Form 8-K filed February 6, 1998

4.3.2	Third Supplemental Indenture to 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-76795) filed April 22, 1999

4.3.3	Seventh Supplemental Indenture to 1997 Indenture, dated as of August 30, 2005 among the Company, Macy's Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to August 30, 2005 Form 8-K

4.3.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1997 Indenture	Exhibit 10.17 to August 30, 2005 Form 8-K

4.4
Indenture, dated as of June 17, 1996, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (“1996 Indenture”)
Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed June 18, 1996 by May Delaware

4.4.1
First Supplemental Indenture to 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee
Exhibit 10.9 to August 30, 2005 Form 8-K

4.5	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee (“2004 Indenture”)	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-00079) filed July 22, 2004 by May Delaware

4.5.1
First Supplemental Indenture to 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy's Retail and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee
Exhibit 10.10 to August 30, 2005 Form 8-K

4.6	Indenture, dated as of November 2, 2006, by and among Macy's Retail, the Company and U.S. Bank National Association, as Trustee (“2006 Indenture”)	Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed November 2, 2006

4.6.1	Third Supplemental Indenture to 2006 Indenture, dated March 12, 2007, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 12, 2007

4.6.2	Sixth Supplemental Indenture to 2006 Indenture, dated December 10, 2015, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed December 10, 2015

4.7	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee ("2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 13, 2012 (“January 13, 2012 Form 8-K”)

Exhibit Number	Description	Document if Incorporated by Reference

4.7.1	First Supplemental Trust Indenture to 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to January 13, 2012 Form 8-K

4.7.2	Second Supplemental Trust Indenture to 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to January 13, 2012 Form 8-K

4.7.3	Third Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 20, 2012 (“November 20, 2012 Form 8-K”)

4.7.4	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to November 20, 2012 Form 8-K

4.7.5	Fifth Supplemental Trust Indenture, dated as of September 6, 2013, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 6, 2013

4.7.6	Sixth Supplemental Trust Indenture, dated as of May 23, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed May 23, 2014

4.7.7	Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 18, 2014

4.8	Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Credit Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2019 (“May 15, 2019 Form 8-K”)

10.2	Guarantee Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.2 to May 15, 2019 Form 8-K

10.3	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (“2014 Form 10-K”)

10.4+
Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. (“MCCS”), Macy's West Stores, Inc., Bloomingdales, Inc., Department Stores National Bank ("DSNB") and Citibank, N.A.
Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed December 8, 2014

10.5	Senior Executive Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated March 31, 2017

10.6	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed November 27, 1991

Exhibit Number	Description	Document if Incorporated by Reference
10.7	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (“2013 Form 10-K”)

10.7.1	Senior Executive Severance Plan effective as of April 1, 2018 *	Exhibit 10.9.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2018 ("2017 Form 10-K")

10.8	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 ("2012 Form 10-K")

10.8.1	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to 2014 Form 10-K

10.8.2	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees), as amended *	Exhibit 10.10.5 to 2017 Form 10-K

10.8.3	Form of Stock Option Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.9	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 25, 2010

10.10	2017-2019 Performance-Based Restricted Stock Unit Terms and Conditions under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.13.2 to the Company's Quarterly Report on Form 10-Q filed August 25, 2017

10.10.1	2018-2020 Performance-Based Restricted Stock Unit Terms and Conditions under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.12.2 to 2017 Form 10-K

10.10.2	2019-2021 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.11	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.19 to 2012 Form 10-K

10.11.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to 2014 Form 10-K

10.11.2	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (with dividend equivalents) *	Exhibit 10.13.2 to 2017 Form 10-K

10.11.3	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, as amended *	Exhibit 10.13.3 to 2017 Form 10-K

10.11.4	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.12	Supplementary Executive Retirement Plan *	Exhibit 10.29 to 2008 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference

10.12.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.12.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to 2012 Form 10-K

10.12.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to 2013 Form 10-K

10.13	Executive Deferred Compensation Plan *	Exhibit 10.30 to 2008 Form 10-K

10.13.1	First Amendment to Executive Deferred Compensation Plan effective December 31, 2013 *	Exhibit 10.21.1 to 2013 Form 10-K

10.14	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to 2013 Form 10-K

10.14.1	First Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to 2014 Form 10-K

10.14.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to 2014 Form 10-K

10.14.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to 2014 Form 10-K

10.14.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*	Exhibit 10.17.4 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2016 ("2015 Form 10-K")

10.14.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire effective as of January 1, 2014*	Exhibit 10.17.5 to 2015 Form 10-K

10.15	Director Deferred Compensation Plan *	Exhibit 10.33 to 2008 Form 10-K

10.16	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 2, 2014

10.17	Macy's, Inc. 2018 Equity and Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 4, 2018

10.18	Macy's, Inc. Deferred Compensation Plan (Amended and restated effective as of August 1, 2018) *

10.19	Change in Control Plan, effective November 1, 2009, as revised and restated effective April 1, 2018 *	Exhibit 10.20 to 2017 Form 10-K

10.20	Time Sharing Agreement between Macy's, Inc. and Jeff Gennette, dated June 14, 2017 *	Exhibit 10.21.1 to 2017 Form 10-K

21	Subsidiaries

23	Consent of KPMG LLP

24	Powers of Attorney

Exhibit Number	Description	Document if Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2020, filed March 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.

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
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary
Date: March 30, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2020.

*	*	*
Jeff Gennette	Paula A. Price	Felicia Williams

Chief Executive Officer (principal executive officer), Chairman of the Board and Director	Executive Vice President and Chief Financial Officer (principal financial officer)	Senior Vice President, Controller and Enterprise Risk Officer (principal accounting officer)

*	*	*
David P. Abney	Francis S. Blake	Torrence N. Boone

Director	Director	Director

*	*	*
John A. Bryant	Deirdre P. Connelly	Leslie D. Hale

Director	Director	Director

*	*	*
William H. Lenehan	Sara Levinson	Joyce M. Roché

Director	Director	Director

*	*
Paul C. Varga	Marna C. Whittington

Director	Director

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Macy’s, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of February 3, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the liability for unrecognized tax benefits
As discussed in Note 8 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits, including interest and penalties, of $193 million as of February 1, 2020. The Company recognizes tax positions when it is more likely than not that the tax position will be sustained on examination based on the technical merits of the position. Uncertain tax positions meeting the recognition threshold are then measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement.
We identified the assessment of the liability for unrecognized tax benefits as a critical audit matter. Complex auditor judgment was required in evaluating the Company’s interpretation of tax law and its estimate of the ultimate resolution of the tax positions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s unrecognized tax benefits process, including controls related to the interpretation of tax law and the estimate of the ultimate resolution. Since tax law is complex and often subject to interpretation, we involved tax professionals with specialized skills and knowledge. They assisted us in evaluating the tax positions taken by the Company and the impact on unrecognized tax benefits by assessing tax examination activity and evaluating the tax positions based on tax law, regulations, and other authoritative guidance with respect to statute expirations and reserve additions.
Assessment of the carrying value of certain property and equipment
As discussed in Note 1 to the consolidated financial statements, the Company evaluates the carrying value of property and equipment whenever events or changes in circumstances indicate that a potential impairment has occurred. As of February 1, 2020, net property and equipment was $6,633 million. The Company primarily used a market approach in determining the fair value of potentially impaired property and equipment in order to evaluate the recoverability of its carrying value. As discussed in Note 3 to the consolidated financial statements, the Company recognized asset impairments of $197 million in the year ended February 1, 2020.
We identified the assessment of the carrying value of certain property and equipment as a critical audit matter. Subjective and challenging auditor judgment was required to identify comparable sales transactions and market rent assumptions, as well as assessing adjustments to the comparable market data based on the specific characteristics of the property.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s impairment assessment process for property and equipment. We involved valuation professionals with specialized skills and knowledge who assisted in developing an independent fair value estimate for certain properties by:

•
Selecting comparable sales transactions and market rent assumptions based on publicly available market data for comparable assets, considering the location, quality of the property and real estate market conditions

•	Comparing the independent fair value estimates to the Company’s fair value estimates which were ultimately used to identify and record, if applicable, impairment

/s/ KPMG LLP
We have served as the Company’s auditor since 1988.
Cincinnati, Ohio
March 30, 2020

MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(millions, except per share data)

	2019	2018	2017
Net sales	$24,560	$24,971	$24,939
Credit card revenues, net	771	768	702

Cost of sales	(15,171)	(15,215)	(15,181)
Selling, general and administrative expenses	(8,998)	(9,039)	(8,954)
Gains on sale of real estate	162	389	544
Restructuring, impairment, store closing and other costs	(354)	(136)	(186)
Operating income	970	1,738	1,864
Benefit plan income, net	31	39	57
Settlement charges	(58)	(88)	(105)
Interest expense	(205)	(261)	(321)
Gains (losses) on early retirement of debt	(30)	(33)	10
Interest income	20	25	11
Income before income taxes	728	1,420	1,516
Federal, state and local income tax benefit (expense)	(164)	(322)	39
Net income	564	1,098	1,555
Net loss attributable to noncontrolling interest	—	10	11
Net income attributable to Macy's, Inc. shareholders	$564	$1,108	$1,566
Basic earnings per share attributable to Macy's, Inc. shareholders	$1.82	$3.60	$5.13
Diluted earnings per share attributable to Macy's, Inc. shareholders	$1.81	$3.56	$5.10

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	2019	2018	2017
Net income	$564	$1,098	$1,555
Other comprehensive income (loss), net of taxes:
Net actuarial gain (loss) and prior service credit on post employment and postretirement benefit plans, net of tax effect of $36 million, $52 million and $37 million	(107)	(151)	82
Reclassifications to net income:
Net actuarial loss and prior service cost on post employment and postretirement benefit plans, net of tax effect of $8 million, $7 million and $13 million	23	23	22
Settlement charges, net of tax effect of $14 million, $23 million and $37 million	44	65	68
Total other comprehensive income (loss)	(40)	(63)	172
Comprehensive income	524	1,035	1,727
Comprehensive loss attributable to noncontrolling interest	—	10	11
Comprehensive income attributable to Macy's, Inc. shareholders	$524	$1,045	$1,738

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(millions)

	February 1, 2020	February 2, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$685	$1,162
Receivables	409	400
Merchandise inventories	5,188	5,263
Prepaid expenses and other current assets	528	620
Total Current Assets	6,810	7,445
Property and Equipment – net	6,633	6,637
Right of Use Assets	2,668	—
Goodwill	3,908	3,908
Other Intangible Assets – net	439	478
Other Assets	714	726
Total Assets	$21,172	$19,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$539	$43
Merchandise accounts payable	1,682	1,655
Accounts payable and accrued liabilities	3,448	3,366
Income taxes	81	168
Total Current Liabilities	5,750	5,232
Long-Term Debt	3,621	4,708
Long-Term Lease Liabilities	2,918	—
Deferred Income Taxes	1,169	1,238
Other Liabilities	1,337	1,580
Shareholders’ Equity:
Common stock (309.0 and 307.5 shares outstanding)	3	3
Additional paid-in capital	621	652
Accumulated equity	7,989	8,050
Treasury stock	(1,241)	(1,318)
Accumulated other comprehensive loss	(995)	(951)
Total Macy's, Inc. Shareholders’ Equity	6,377	6,436
Noncontrolling interest	—	—
Total Shareholders' Equity	6,377	6,436
Total Liabilities and Shareholders’ Equity	$21,172	$19,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Macy's, Inc. Shareholders’ Equity	Non-controlling Interest	Total Shareholders' Equity
Balance at January 28, 2017	$3	$617	$6,141	$(1,489)	$(896)	$4,376	$(1)	$4,375
Net income (loss)			1,566			1,566	(11)	1,555
Other comprehensive income					172	172		172
Common stock dividends ($1.51 per share)			(461)			(461)		(461)
Stock repurchases				(1)		(1)		(1)
Stock-based compensation expense		58				58		58
Stock issued under stock plans		(24)		34		10		10
Other		25				25		25
Balance at February 3, 2018	3	676	7,246	(1,456)	(724)	5,745	(12)	5,733
Net income (loss)			1,108			1,108	(10)	1,098
Other comprehensive loss					(63)	(63)		(63)
Common stock dividends ($1.51 per share)			(468)			(468)		(468)
Stock-based compensation expense		63				63		63
Stock issued under stock plans		(87)		138		51		51
Stranded tax costs (a)			164		(164)	—		—
Macy's China Limited						—	22	22
Balance at February 2, 2019	3	652	8,050	(1,318)	(951)	6,436	—	6,436
Cumulative-effect adjustment (b)			(158)			(158)		(158)
Net income			564			564		564
Other comprehensive loss					(40)	(40)		(40)
Common stock dividends ($1.51 per share)			(470)			(470)		(470)
Stock repurchases				(1)		(1)		(1)
Stock-based compensation expense		38				38		38
Stock issued under stock plans		(69)		78		9		9
Other			3		(4)	(1)		(1)
Balance at February 1, 2020	$3	$621	$7,989	$(1,241)	$(995)	$6,377	$—	$6,377
(a) Represents the reclassification of stranded tax effects to retained earnings as a result of U.S. federal tax reform.
(b) Represents the cumulative-effect adjustment to retained earnings for the adoption of Accounting Standards Update 2016-02 (ASU-2016-02), Leases (Topic 842), on February 3, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	2019	2018	2017
Cash flows from operating activities:
Net income	$564	$1,098	$1,555
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring, impairment, store closing and other costs	354	136	186
Settlement charges	58	88	105
Depreciation and amortization	981	962	991
Benefit plans	31	30	35
Stock-based compensation expense	38	63	58
Gains on sale of real estate	(162)	(389)	(544)
Deferred income taxes	(6)	112	(421)
Amortization of financing costs and premium on acquired debt	4	(15)	(45)
Changes in assets and liabilities:
(Increase) decrease in receivables	(9)	(61)	120
(Increase) decrease in merchandise inventories	75	(87)	221
Decrease in prepaid expenses and other current assets	89	21	17
Increase in merchandise accounts payable	40	55	162
Increase (decrease) in accounts payable and accrued liabilities	(257)	14	(221)
Decrease in current income taxes	(60)	(136)	(114)
Change in other assets and liabilities	(132)	(156)	(129)
Net cash provided by operating activities	1,608	1,735	1,976
Cash flows from investing activities:
Purchase of property and equipment	(902)	(657)	(487)
Capitalized software	(255)	(275)	(273)
Disposition of property and equipment	185	474	411
Other, net	(30)	2	(2)
Net cash used by investing activities	(1,002)	(456)	(351)
Cash flows from financing activities:
Debt issuance costs	(3)	—	—
Debt repaid	(597)	(1,149)	(988)
Dividends paid	(466)	(463)	(461)
Increase (decrease) in outstanding checks	(62)	16	(15)
Acquisition of treasury stock	(1)	—	(1)
Issuance of common stock	6	45	6
Proceeds from noncontrolling interest	—	7	13
Net cash used by financing activities	(1,123)	(1,544)	(1,446)
Net increase (decrease) in cash, cash equivalents and restricted cash	(517)	(265)	179
Cash, cash equivalents and restricted cash beginning of period	1,248	1,513	1,334
Cash, cash equivalents and restricted cash end of period	$731	$1,248	$1,513
Supplemental cash flow information:
Interest paid	$242	$328	$361
Interest received	20	25	12
Income taxes paid (net of refunds received)	229	345	496
Restricted cash, end of period	46	86	58
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy’s, Inc., together with its subsidiaries (the “Company”), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy’s, Bloomingdale’s and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of February 1, 2020, the Company’s operations and operating segments were conducted through Macy’s, Bloomingdale’s, Bloomingdale’s The Outlet, Macy's Backstage, and bluemercury, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2019, 2018 and 2017 ended on February 1, 2020, February 2, 2019 and February 3, 2018, respectively. Fiscal years 2019 and 2018 included 52 weeks and fiscal year 2017 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
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
For 2019 and 2018, the Consolidated Financial Statements include the accounts of Macy's, Inc. and its 100%-owned subsidiaries and, for the applicable periods, the majority-owned subsidiary, Macy's China Limited.
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
Net Sales
Revenue is recognized when customers obtain control of goods and services promised by the Company. The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services. See Note 2, Revenue, for further discussion of the Company's accounting policies for revenue from contracts with customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Sales
Cost of sales consists of the cost of merchandise, including inbound freight, shipping and handling costs, and depreciation. An estimated allowance for future sales returns is recorded and cost of sales is adjusted accordingly.
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $118 million at February 1, 2020 and $114 million at February 2, 2019.
Investments
The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. All debt securities held by the Company are accounted for under ASC Topic 320, Investments – Debt Securities, while all marketable securities held by the Company are accounted for under ASC Topic 321, Investments – Equity Securities. Unrealized holding gains and losses on trading securities and equity securities with a readily determinable fair value are recognized in the Consolidated Statements of Income. Equity securities without a readily determinable fair value are generally recorded at cost and subsequently adjusted, in net income, for observable price changes (i.e., prices in orderly transactions for the identical investment or similar investment of the same issuer).
Receivables
Receivables were $409 million at February 1, 2020, compared to $400 million at February 2, 2019.
The Company and Citibank, the owner of most of the Company's credit assets, are party to a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (the “Program Agreement”). Income earned under the Program Agreement is treated as credit card revenues, net on the Consolidated Statements of Income. Under the Program Agreement, Citibank offers proprietary and non-proprietary credit cards to the Company’s customers.
Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out ("LIFO") retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At February 1, 2020 and February 2, 2019, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out ("FIFO") retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2019, 2018 or 2017. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vendor Allowances
The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are recognized when earned. The Company also receives advertising allowances from approximately 780 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.
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
Advertising
Advertising and promotional costs are generally expensed at first showing. Advertising and promotional costs and cooperative advertising allowances were as follows:

	2019	2018	2017
	(millions)
Gross advertising and promotional costs	$1,330	$1,358	$1,397
Cooperative advertising allowances	188	196	289
Advertising and promotional costs, net of cooperative advertising allowances	$1,142	$1,162	$1,108
Net sales	$24,560	$24,971	$24,939
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.6%	4.7%	4.4%

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
The carrying value of long-lived assets, inclusive of ROU assets, is periodically reviewed by the Company whenever events or changes in circumstances indicate that a potential impairment has occurred. For long-lived assets held for use, a potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.
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
Leases
Operating lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company's incremental borrowing rates for its population of leases. Related operating ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by contributions from landlords, plus any prepaid rent and direct costs from executing the leases. ROU assets are tested for impairment in the same manner as long-lived assets. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options.  Lease agreements with lease and non-lease components are combined as a single lease component for all classes of underlying assets.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payments are recognized as lease expense as they are incurred.
Prior to February 3, 2019, leases were accounted for under ASC Subtopic 840, Leases.
Goodwill and Other Intangible Assets
The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment in accordance with ASC Subtopic 350-20, Goodwill. Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May.
The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit or other intangible assets with indefinite lives is less than its carrying value and whether it is necessary to perform the quantitative impairment test. If required, the Company performs a quantitative impairment test which involves a comparison of each reporting unit's or other intangible assets with indefinite lives’ fair values to its carrying value. Estimating the fair values of the reporting units or other intangible assets with indefinite lives involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and SG&A rates, capital expenditures, cash flows and the selection and use of an appropriate discount rate and market values and multiples of earnings and revenues of similar public companies. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company’s annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit or indefinite lived intangible asset.
The estimates of fair value of reporting units or other intangible assets with indefinite lives are based on the best information available as of the date of the assessment. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to such excess, limited to the total amount of goodwill allocated to the reporting unit. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by an amount equal to such excess.
Capitalized Software
The Company capitalizes purchased and internally developed software and amortizes such costs to expense on a straight-line basis generally over four to five years. Capitalized software is included in other assets on the Consolidated Balance Sheets.
Gift Cards
The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold or issued, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved and revenue is recognized equal to the amount redeemed for merchandise. The Company records revenue from unredeemed gift cards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(breakage) in net sales on a pro-rata basis over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns. The Company records breakage income within net sales on the Consolidated Statements of Income.
Loyalty Programs
The Company maintains customer loyalty programs in which customers earn points based on their purchases. Under the Macy’s Star Rewards loyalty program, points are earned based on customers’ spending on Macy’s private label and co-branded credit cards as well as non-proprietary cards during certain tender-neutral promotional events. Under the Macy’s brand, the Company previously participated in a coalition program ("Plenti") whereby customers could earn points based on spending levels with bonus opportunities through various targeted offers and promotions at Macy's and other partners. The Company's participation in Plenti ended on May 3, 2018. Under the Bloomingdale’s Loyallist program, the Company offers a tender neutral points-based program. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer.
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
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for 2019, 2018 and 2017 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was adopted by the Company on February 3, 2019 utilizing a modified retrospective approach that allowed for transition in the period of adoption. The Company adopted the package of practical expedients available at transition that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. Contracts entered into prior to adoption were not reassessed for leases or embedded leases. Upon adoption, the Company used hindsight in determining lease term and impairment. For lease and non-lease components, the Company has elected to account for both as a single lease component.
Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $2,519 million to $2,728 million, respectively, as of February 3, 2019. The difference of $209 million between the additional net lease assets and lease liabilities, net of the deferred tax impact of $54 million, was recorded as an adjustment to retained earnings. Prepaid rent, intangible lease assets, finance lease assets, and accrued and deferred rent as of February 3, 2019 were recorded as part of the ROU asset. Finance lease obligations as of February 3, 2019 were recorded as part of the lease liabilities. The standard did not materially impact the Company's consolidated net income and had no impact on cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Revenue
Net sales
Revenue is recognized when customers obtain control of goods and services promised by the Company. The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services. Macy's accounted for approximately 88% of the Company's net sales for 2019 and 89% of the Company's net sales for both 2018 and 2017. Disaggregation of the Company's net sales by family of business for 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$9,454	$9,457	$9,444
Women’s Apparel	5,411	5,642	5,765
Men’s and Kids’	5,628	5,699	5,610
Home/Other (a)	4,067	4,173	4,120
Total	$24,560	$24,971	$24,939
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $213 million as of February 1, 2020 and $269 million as of February 2, 2019. Included in prepaid expenses and other current assets is an asset totaling $147 million as of February 1, 2020 and $188 million as of February 2, 2019 for the recoverable cost of merchandise estimated to be returned by customers.
Gift Cards and Customer Loyalty Programs
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $839 million as of February 1, 2020 and $856 million as of February 2, 2019. During 2018, the Company recognized approximately $40 million in breakage income related to changes in breakage rate estimates. Changes in the liability for unredeemed gift cards and customer loyalty programs are as follows:

	2019	2018	2017
	(millions)
Balance, beginning of year	$856	$906	$911
Liabilities issued but not redeemed (a)	554	570	551
Revenue recognized from beginning liability	(571)	(620)	(556)
Balance, end of year	$839	$856	$906
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
The Company’s credit card revenues, net were $771 million for 2019, $768 million for 2018, and $702 million for 2017. Amounts received under the Program Agreement were $985 million for 2019, $966 million for 2018 and $929 million for 2017, and are included within credit card revenues, net on the Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring, Impairment, Store Closing and Other Costs
Restructuring, impairment, store closing and other costs (income) consist of the following:

	2019	2018	2017
	(millions)
Restructuring	$123	$80	$142
Asset Impairments	197	64	53
Other	34	(8)	(9)
	$354	$136	$186

During 2019, the Company closed or announced the closure of 30 Macy's stores. On February 4, 2020, the Company announced its Polaris strategy, a three-year plan designed to stabilize profitability and position the Company for sustainable, profitable growth. The strategy, developed in 2019, includes initiatives focused on strengthening customer relationships, curating quality fashion, accelerating digital growth, optimizing the Company's store portfolio and resetting its cost base. In conjunction with these initiatives, the Company announced plans to close approximately 125 of its least productive stores over the next three years, including the 30 announced in 2019. As part of the reset of its cost base, the Company developed a plan to streamline the organization through reductions in corporate and support functions, campus consolidations and the consolidation of the Company's sole headquarters to New York City, New York. In 2019, the Company recognized Polaris-related costs of approximately $318 million, of which approximately $161 million were non-cash impairment charges associated with store closures and campus consolidations and approximately $157 million were cash costs primarily related to severance and human resource-related activities and other costs.

A summary of the restructuring and other cash activity for 2019 related to the Polaris strategy, which are included within accounts payable and accrued liabilities, is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at February 2, 2019	$—	$—	$—
Additions charged to expense	121	36	157
Cash payments	(6)	(27)	(33)
Balance at February 1, 2020	$115	$9	$124

As the Company continues to execute on the initiatives identified under the Polaris strategy, the Company expects to incur additional costs in 2020 of approximately $82 million to $102 million. The Company may incur significant additional charges in future periods as it more fully defines incremental Polaris strategy initiatives and moves into the execution phases of these projects. Since the scope of such efforts are not fully known at this time, the benefits of such initiatives, and any related charges or capital expenditures, are not currently quantifiable. Actions associated with the Polaris strategy are currently expected to continue through 2022.

During 2018, the Company closed or announced the closure of ten Macy's stores. In addition, the Company introduced a plan in 2018 that reduced the complexity of the upper management structure to increase the speed of decision making, reduce costs and respond to changing customer expectations. Restructuring, impairment, store closing and other costs for 2018 included costs and expenses, including severance and other human-resource related costs, primarily associated with the organizational changes and store closings announced in January 2019. For 2018, the Company recorded expense of approximately $80 million of severance and other human resource-related costs associated with these restructuring activities.

During 2017, the Company closed or announced the closure of sixteen Macy's stores, part of the approximately 100 planned closings announced in August 2016. During January 2018 and August 2017, the Company announced restructuring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company expects to pay out the majority of the 2019 accrued severance costs, which are included in accounts payable and accrued liabilities on the Consolidated Balance Sheets, prior to the end of the second quarter of 2020. The 2018 and 2017 accrued severance costs, which were included in accounts payable and accrued liabilities on the respective Consolidated Balance Sheets, were paid out in the year subsequent to incurring such severance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Properties and Leases
Property and Equipment, net
The major classes of property and equipment, net as of February 1, 2020 and February 2, 2019 are as follows:

	February 1, 2020	February 2, 2019
	(millions)
Land	$1,436	$1,454
Buildings on owned land	3,822	4,019
Buildings on leased land and leasehold improvements	1,365	1,404
Fixtures and equipment	4,402	4,230
Leased properties under capitalized leases (a)	—	25
	11,025	11,132
Less accumulated depreciation and amortization (a)	4,392	4,495
	$6,633	$6,637

(a) As a result of the adoption of ASU 2016-02 on February 3, 2019, capital, or finance, lease assets were reclassed to the ROU assets on the Consolidated Balance Sheet. See Note 4 for information on leases.

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
ROU assets and lease liabilities consist of:

		February 1, 2020
	Classification	(millions)
Assets
Finance lease assets (a)	Right of Use Assets	$13
Operating lease assets (b)	Right of Use Assets	2,655
Total lease assets		$2,668

Liabilities
Current
Finance (a)	Accounts payable and accrued liabilities	$2
Operating (b)	Accounts payable and accrued liabilities	331

Noncurrent
Finance (a)	Long-Term Lease Liabilities	21
Operating (b)	Long-Term Lease Liabilities	2,897
Total lease liabilities		$3,251
(a) Finance lease assets are recorded net of accumulated amortization of $12 million as of February 1, 2020. As of February 1, 2020, finance lease assets and noncurrent lease liabilities each included $2 million of non-lease components.
(b) As of February 1, 2020, operating lease assets included $403 million of non-lease components and current and noncurrent lease liabilities included $36 million and $397 million, respectively, of non-lease components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net lease expense, recognized primarily within selling, general and administrative expenses are disclosed below. For 2019, lease expense included $83 million related to non-lease components.

	2019	2018	2017
	(millions)
Real estate
Operating leases (c) –
Minimum rents	$364	$317	$317
Variable rents	54	11	11
	418	328	328
Less income from subleases –
Operating leases	(2)	(1)	(3)
	$416	$327	$325
Personal property – Operating leases	$8	$9	$10
(c) Certain supply chain operating lease expense amounts are included in cost of sales.

As of February 1, 2020, the maturity of lease liabilities is as follows:

	Finance Leases (d)	Operating Leases (e and f)	Total
	(millions)
Fiscal year
2020	$3	$362	$365
2021	3	345	348
2022	3	322	325
2023	3	317	320
2024	3	300	303
After 2024	19	5,265	5,284
Total undiscounted lease payments	34	6,911	6,945
Less amount representing interest	11	3,683	3,694
Total lease liabilities	$23	$3,228	$3,251

(d) Finance lease payments include $3 million related to non-lease component payments.
(e) Operating lease payments include $3,240 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $706 million of legally binding minimum lease payments for leases signed but not yet commenced.
(f) Operating lease payments include $1,203 million related to non-lease component payments, with $876 million of such payments related to options to extend lease terms that are reasonably certain of being exercised.

Additional supplemental information regarding assumptions and cash flows for operating and finance leases is as follows:

February 1, 2020
Lease Term and Discount Rate	(millions)
Weighted-average remaining lease term (years)
Finance leases	12.7
Operating leases	23.3
Weighted-average discount rate
Finance leases	6.69%
Operating leases	6.53%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

52 Weeks Ended
February 1, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used from operating leases	$363
Financing cash flows used from financing leases	2
Leased assets obtained in exchange for new operating lease liabilities	216

The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating $225 million and are offset by payments from existing tenants and subtenants. In addition, the Company is contingently liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	February 1, 2020	February 2, 2019
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,290
Accumulated impairment losses	(5,382)	(5,382)
	3,908	3,908
Tradenames	403	403
	$4,311	$4,311
Amortizing intangible assets
Favorable leases and other contractual assets (a)	$5	$136
Tradenames	43	43
	48	179
Accumulated amortization
Favorable leases and other contractual assets (a)	(1)	(95)
Tradenames	(11)	(9)
	(12)	(104)
	$36	$75

Capitalized software
Gross balance	$1,262	$1,316
Accumulated amortization	(620)	(646)
	$642	$670

(a) As a result of the adoption of ASU 2016-02 on February 3, 2019, favorable leases were reclassed to the right of use assets on the Consolidated Balance Sheet. See Note 4 for information on the right of use assets as of February 1, 2020.
Finite lived tradenames are being amortized over their respective useful lives of 20 years. Favorable lease intangible assets are being amortized over their respective lease terms.
Other contractual assets and tradenames amortization expense amounted to $3 million for 2019, while favorable leases, other contractual assets, and tradenames amortization expense amounted to $10 million for 2018 and 2017. Capitalized software amortization expense amounted to $285 million for 2019, $296 million for 2018 and $301 million for 2017.
Future estimated amortization expense for assets, excluding in-process capitalized software of $66 million not yet placed in service as of February 1, 2020, is shown below:

	Amortizing intangible assets	Capitalized Software
	(millions)
Fiscal year
2020	$2	$253
2021	2	185
2022	2	103
2023	2	34
2024	2	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financing
The Company’s debt is as follows:

	February 1, 2020	February 2, 2019
	(millions)
Short-term debt:
8.5% Senior debentures due 2019	$—	$36
3.45% Senior notes due 2021	500	—
10.25% Senior debentures due 2021	33	—
Capital lease and current portion of other long-term obligations (a)	6	7
	$539	$43
Long-term debt:
2.875% Senior notes due 2023	$640	$750
3.875% Senior notes due 2022	450	550
4.5% Senior notes due 2034	367	367
3.45% Senior notes due 2021	—	500
3.625% Senior notes due 2024	500	500
4.375% Senior notes due 2023	210	400
5.125% Senior debentures due 2042	250	250
4.3% Senior notes due 2043	250	250
6.7% Senior debentures due 2034	201	201
6.9% Senior debentures due 2029	79	192
6.375% Senior notes due 2037	192	192
6.65% Senior debentures due 2024	122	122
7.0% Senior debentures due 2028	105	117
6.7% Senior debentures due 2028	103	103
6.79% Senior debentures due 2027	71	71
6.9% Senior debentures due 2032	17	17
10.25% Senior debentures due 2021	—	33
7.6% Senior debentures due 2025	24	24
8.75% Senior debentures due 2029	13	13
7.875% Senior debentures due 2030	10	10
9.5% amortizing debentures due 2021	2	6
9.75% amortizing debentures due 2021	1	3
Unamortized debt issue costs	(13)	(18)
Unamortized debt discount	(7)	(9)
Premium on acquired debt, using an effective interest yield of 5.542% to 7.144%	34	39
Capital lease and other long-term obligations (a)	—	25
	$3,621	$4,708

(a) As a result of the adoption of ASU 2016-02 on February 3, 2019, capital, or finance, leases were reclassed to lease liabilities within accounts payable and accrued liabilities and long-term lease liabilities on the Consolidated Balance Sheet. See Note 4 for information on leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and losses (gains) on early retirement of debt are as follows:

	2019	2018	2017
	(millions)
Interest on debt	$211	$269	$332
Amortization of debt premium	(5)	(7)	(9)
Amortization of financing costs and debt discount	6	7	7
Interest on capitalized leases	2	2	2
	214	271	332
Less interest capitalized on construction	9	10	11
Interest expense	$205	$261	$321
Losses (gains) on early retirement of debt	$30	$33	$(10)

During December 2019, the Company completed a tender offer and purchased $525 million in aggregate principal amount of certain senior unsecured notes and debentures. The purchased senior unsecured notes and debentures included $190 million of 4.375% senior notes due 2023, $113 million of 6.9% senior debentures due 2029, $110 million of 2.875% senior notes due 2023, $100 million of 3.875% senior notes due 2022, and $12 million of 7.0% senior debentures due 2028. The total cash cost for the tender offer was $553 million. The Company recognized $30 million of expense related to the recognition of the tender premium and other costs including deferred debt discount amortization. This expense is presented as losses on early retirement of debt on the Consolidated Statements of Income during 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt are shown below:

(millions)
Fiscal year
2021	$453
2022	—
2023	850
2024	622
2025	24
After 2025	1,658

During 2019 and 2017, the Company repaid $36 million and $300 million, respectively, of indebtedness at maturity.
The following table shows the detail of debt repayments:

	2019	2018	2017
	(millions)
6.9% Senior debentures due 2029	$113	$204	$3
4.5% Senior notes due 2034	—	183	—
7.0% Senior debentures due 2028	12	182	2
4.375% Senior notes due 2023	190	—	—
3.875% Senior notes due 2022	100	—	—
2.875% Senior notes due 2023	110	—	—
6.65% Senior debentures due 2024	—	175	4
7.45% Senior debentures due 2017	—	—	300
6.7% Senior debentures due 2028	—	94	3
6.79% Senior debentures due 2027	—	94	—
6.375% Senior notes due 2037	—	77	231
6.7% Senior debentures due 2034	—	63	136
6.9% Senior debentures due 2032	—	15	219
8.75% Senior debentures due 2029	—	5	43
7.875% Senior debentures due 2030	—	2	6
8.5% Senior debentures due 2019	36	—	—
9.5% amortizing debentures due 2021	4	4	4
9.75% amortizing debentures due 2021	2	2	2
Capital leases and other obligations (a)	—	1	1
	$567	$1,101	$954

(a) As a result of the adoption of ASU 2016-02 on February 3, 2019, capital, or finance, leases were reclassed to lease liabilities within accounts payable and accrued liabilities and long-term lease liabilities on the Consolidated Balance Sheet. See Note 4 for information on leases.

The following summarizes certain components of the Company’s debt:
Bank Credit Agreement

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 1, 2020 and February 2, 2019, there were no revolving credit loans outstanding under the credit agreements, and there were no borrowings under the agreements during 2019 and 2018. In addition, there were no standby letters of credit outstanding at February 1, 2020 and February 2, 2019. Revolving loans under the credit agreement bear interest based on various published rates.
The Company's credit agreement, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc. (“Parent”), is not secured. However, Parent has fully and unconditionally guaranteed this obligation. The credit agreement requires the Company to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company’s interest coverage ratio for 2019 was 12.68 and its leverage ratio at February 1, 2020 was 1.78, in each case as calculated in accordance with the credit agreement. The interest coverage ratio is defined as EBITDA divided by net interest expense and the leverage ratio is defined as debt divided by EBITDA. For purposes of these calculations EBITDA is calculated as net income plus interest expense, taxes, depreciation, amortization, non-cash impairment of goodwill, intangibles and real estate, settlement charges, non-recurring cash charges not to exceed in the aggregate $200 million and extraordinary losses less interest income and non-recurring or extraordinary gains. Net interest is adjusted to exclude the premium on early retirement of debt.
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
Commercial Paper
The Company is a party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under the bank credit agreement described above. The issuance of commercial paper will have the effect, while such commercial paper is outstanding, of reducing the Company’s borrowing capacity under the bank credit agreement by an amount equal to the principal amount of such commercial paper. There were no borrowings under the program during 2019 and 2018. As of February 1, 2020 and February 2, 2019, there were no remaining borrowings outstanding under the commercial paper program.
This program, which is an obligation of a 100%-owned subsidiary of Macy’s, Inc., is not secured. However, Parent has fully and unconditionally guaranteed the obligations.
Senior Notes and Debentures
The senior notes and the senior debentures are unsecured obligations of a 100%-owned subsidiary of Macy’s, Inc. and Parent has fully and unconditionally guaranteed these obligations (see Note 16, Condensed Consolidating Financial Information).
Other Financing Arrangements
At February 1, 2020 and February 2, 2019, the Company had dedicated $37 million of cash, included in prepaid expenses and other current assets, which is used to collateralize the Company’s issuances of standby letters of credit. There were $34 million and $28 million, respectively, of other standby letters of credit outstanding at February 1, 2020 and February 2, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accounts Payable and Accrued Liabilities

	February 1, 2020	February 2, 2019
	(millions)
Accounts payable	$977	$983
Gift cards and customer rewards	839	856
Lease related liabilities (a)	399	180
Allowance for future sales returns	213	269
Accrued wages and vacation	194	268
Current portion of post employment and postretirement benefits	180	194
Taxes other than income taxes	145	134
Current portion of workers’ compensation and general liability reserves	105	112
Restructuring accruals, including severance	113	67
Accrued interest	41	51
Deferred real estate gains	—	23
Other	242	229
	$3,448	$3,366

 (a) As of February 1, 2020, the balance includes the current portion of operating leases and finance leases accounted for under ASU 2016-02. As of February 2, 2019, lease related liabilities were accounted for under ASC Subtopic 840, Leases. See Note 4 for information on leases.

Changes in workers’ compensation and general liability reserves, including the current portion, are as follows:

	2019	2018	2017
	(millions)
Balance, beginning of year	$487	$497	$503
Charged to costs and expenses	120	130	144
Payments, net of recoveries	(145)	(140)	(150)
Balance, end of year	$462	$487	$497

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At February 1, 2020 and February 2, 2019, workers’ compensation and general liability reserves included $110 million and $112 million, respectively, which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Taxes
Income tax expense (benefit) is as follows:

	2019			2018			2017
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$137	$4	$141	$156	$79	$235	$367	$(462)	$(95)
State and local	33	(10)	23	54	33	87	15	41	56
	$170	$(6)	$164	$210	$112	$322	$382	$(421)	$(39)

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

The income tax expense (benefit) reported differs from the expected tax computed by applying the federal income tax statutory rate of 21% for both 2019 and 2018, and 33.7% for 2017 to income before income taxes net of noncontrolling interest. The reasons for this difference and their tax effects are as follows:

	2019	2018	2017
	(millions)
Expected tax	$153	$300	$515
State and local income taxes, net of federal income tax benefit (a)	13	59	19
Federal tax reform deferred tax remeasurement	—	(17)	(584)
Tax impact of equity awards (a)	1	—	14
Federal tax credits	(3)	(16)	(16)
Change in valuation allowance	5	10	18
Other	(5)	(14)	(5)
	$164	$322	$(39)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	February 1, 2020	February 2, 2019
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$210	$208
Accrued liabilities accounted for on a cash basis for tax purposes	165	222
Lease liabilities	864	—
Unrecognized state tax benefits and accrued interest	40	39
State operating loss and credit carryforwards	102	103
Other	110	172
Valuation allowance	(80)	(75)
Total deferred tax assets	1,411	669
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(988)	(987)
Right of use assets	(707)	—
Merchandise inventories	(365)	(398)
Intangible assets	(309)	(308)
Other	(211)	(214)
Total deferred tax liabilities	(2,580)	(1,907)
Net deferred tax liability	$(1,169)	$(1,238)

The valuation allowance at February 1, 2020 and February 2, 2019 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to an increase of $5 million for 2019. In 2018, the net change in the valuation allowance amounted to an increase of $10 million.
As of February 1, 2020, the Company had no federal net operating loss carryforwards, state net operating loss carryforwards, net of valuation allowances, of $218 million, and state credit carryforwards, net of valuation allowances, of $9 million, which will expire between 2020 and 2039.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	February 1, 2020	February 2, 2019	February 3, 2018
	(millions)
Balance, beginning of year	$149	$140	$167
Additions based on tax positions related to the current year	18	17	7
Additions for tax positions of prior years	11	13	—
Reductions for tax positions of prior years	(20)	(12)	(23)
Settlements	(16)	—	(2)
Statute expirations	(9)	(9)	(9)
Balance, end of year	$133	$149	$140
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	$12	$28	$11
Deferred income taxes	4	4	4
Other liabilities (a)	117	117	125
	$133	$149	$140

(a) Unrecognized tax benefits not expected to be settled within one year are included within other liabilities on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding unrecognized benefits and related interest and penalties is as follow:

	February 1, 2020	February 2, 2019
	(millions)
Amount of unrecognized tax benefits, net of deferred tax assets, that if recognized would affect the effective tax rate	$106	$120
Accrued federal, state and local interest and penalties	60	56
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	4	28
Other liabilities	56	28

The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. The accrued federal, state and local interest and penalties primarily relate to state tax issues and the amount of penalties paid in prior periods, and the amounts of penalties accrued at February 1, 2020 and February 2, 2019, are insignificant. Federal, state and local interest and penalties amounted to an expense of $6 million for 2019, an expense of $5 million for 2018, and a credit of $3 million for 2017.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2016. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2010. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.
As of February 1, 2020, the Company believes it is reasonably possible that certain unrecognized tax benefits ranging from zero to $56 million may be recognized by the end of 2020. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, the Company is not able to estimate the impact of these items at this time.

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
Retirement expenses, excluding settlement charges, included the following components:

	2019	2018	2017
	(millions)
401(k) Qualified Defined Contribution Plan	$96	$96	$93
Non-Qualified Defined Contribution Plan	2	1	1
Pension Plan	(54)	(64)	(82)
Supplementary Retirement Plan	30	31	31
	$74	$64	$43

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
The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $104 million at February 1, 2020 and $103 million at February 2, 2019. Expense related to matching contributions for the qualified plan amounted to $96 million for 2019 and 2018, and $93 million for 2017.
At February 1, 2020 and February 2, 2019, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $34 million and $27 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $2 million at February 1, 2020 and February 2, 2019. Expense related to matching contributions for the non-qualified plan amounted to $2 million for 2019 and $1 million for both 2018 and 2017. In connection with the non-qualified plan, the Company had mutual fund investments at February 1, 2020 and February 2, 2019 of $34 million and $27 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan as of February 1, 2020 and February 2, 2019:

	2019	2018
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,011	$3,271
Service cost	5	5
Interest cost	103	109
Actuarial (gain) loss	463	(27)
Benefits paid	(261)	(347)
Projected benefit obligation, end of year	3,321	3,011
Changes in plan assets
Fair value of plan assets, beginning of year	3,018	3,409
Actual return on plan assets	602	(44)
Company contributions	—	—
Benefits paid	(261)	(347)
Fair value of plan assets, end of year	3,359	3,018
Funded status at end of year	$38	$7
Amounts recognized in the Consolidated Balance Sheets at February 1, 2020 and February 2, 2019
Other assets	$38	$7

Amounts recognized in accumulated other comprehensive loss at February 1, 2020 and February 2, 2019
Net actuarial loss	$1,086	$1,109

The accumulated benefit obligation for the Pension Plan was $3,320 million as of February 1, 2020 and $3,010 million as of February 2, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the Pension Plan included the following actuarially determined components:

	2019	2018	2017
	(millions)
Net Periodic Pension Cost
Service cost	$5	$5	$6
Interest cost	103	109	104
Expected return on assets	(191)	(206)	(223)
Amortization of net actuarial loss	29	28	31
Amortization of prior service credit	—	—	—
	(54)	(64)	(82)

Settlement charges	45	78	89

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	51	223	(120)
Amortization of net actuarial loss	(29)	(28)	(31)
Settlement charges	(45)	(78)	(89)
	(23)	117	(240)
Total recognized	$(32)	$131	$(233)

The estimated net actuarial loss for the Pension Plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 is $42 million.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan at February 1, 2020 and February 2, 2019:

	2019	2018
Discount rate	2.83%	4.03%
Rate of compensation increases	3.25%	4.00%

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan:

	2019	2018	2017
Discount rate used to measure service cost	4.09%	3.77% - 4.46%	3.75% - 4.06%
Discount rate used to measure interest cost	3.67%	3.39% - 4.06%	3.12% - 3.31%
Expected long-term return on plan assets	6.50%	6.75%	7.00%
Rate of compensation increases	4.00%	4.00%	4.10%

The Pension Plan’s assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary. Due to settlement accounting and re-measurements during 2018 and 2017, the discount rate used to measure service cost and the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the Pension Plan.

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
The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long-term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of February 1, 2020, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 6.50% to 6.25% based on expected future returns on the portfolio of assets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of February 1, 2020, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Money market funds	$37	$37	$—	$—
Equity securities:
U.S. stocks	122	122	—	—
U.S. pooled funds	474	474	—	—
International pooled funds (a)	357	82	—	—
Fixed income securities:
U.S. Treasury bonds	58	—	58	—
Other Government bonds	61	—	61	—
Agency backed bonds	13	—	13	—
Corporate bonds	615	—	615	—
Mortgage-backed securities	23	—	23	—
Asset-backed securities	10	—	10	—
Pooled funds	1,442	1,442	—	—
Other types of investments:
Real estate (a)	37	—	—	—
Private equity (a)	167	—	—	—
Derivatives in a positive position	4	—	4	—
Derivatives in a negative position	(6)	—	(6)	—
Total	$3,414	$2,157	$778	$—
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
The fair value of certain pooled funds including equity securities, real estate and private equity investments represents the reported net asset value of shares or underlying assets of the investment as a practical expedient to estimate fair value. International equity pooled funds seek to provide long-term capital growth and income by investing in equity securities of non-U.S. companies located both in developed and emerging markets. There are generally no redemption restrictions or unfunded commitments related to these equity securities.

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
Due to the nature of the underlying assets of the real estate and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As of February 1, 2020 and February 2, 2019, certain of these investments are generally subject to lock-up periods, ranging from one to nine years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to four times per year, and certain of these investments are subject to advance notice requirements. As of February 1, 2020 and February 2, 2019, the Pension Plan had unfunded commitments related to certain of these investments totaling $43 million and $49 million, respectively.

The Company does not anticipate making funding contributions to the Pension Plan in 2020.
The following benefit payments are estimated to be paid from the Pension Plan:

(millions)
Fiscal year
2020	$325
2021	274
2022	259
2023	250
2024	234
2025-2029	1,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Retirement Plan
The following provides a reconciliation of benefit obligations, plan assets and funded status of the supplementary retirement plan as of February 1, 2020 and February 2, 2019:

	2019	2018
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$644	$703
Service cost	—	—
Interest cost	21	23
Actuarial (gain) loss	87	(9)
Benefits paid	(71)	(73)
Projected benefit obligation, end of year	681	644
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	71	73
Benefits paid	(71)	(73)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(681)	$(644)
Amounts recognized in the Consolidated Balance Sheets at February 1, 2020 and February 2, 2019
Accounts payable and accrued liabilities	$(55)	$(68)
Other liabilities	(626)	(576)
	$(681)	$(644)
Amounts recognized in accumulated other comprehensive loss at February 1, 2020 and February 2, 2019
Net actuarial loss	$283	$218
Prior service cost	6	6
	$289	$224

The accumulated benefit obligation for the supplementary retirement plan was $681 million as of February 1, 2020 and $644 million as of February 2, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the supplementary retirement plan included the following actuarially determined components:

	2019	2018	2017
	(millions)
Net Periodic Pension Cost
Service cost	$—	$—	$—
Interest cost	21	23	22
Amortization of net actuarial loss	9	7	8
Amortization of prior service cost	—	1	1
	30	31	31

Settlement charges	13	10	16

Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial loss (gain)	87	(9)	20
Amortization of net actuarial loss	(9)	(7)	(8)
Amortization of prior service cost	—	(1)	(1)
Settlement charges	(13)	(10)	(16)
	65	(27)	(5)
Total recognized	$108	$14	$42

The estimated net actuarial loss and prior service cost for the supplementary retirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 is $12 million.
The following weighted average assumption was used to determine the projected benefit obligations for the supplementary retirement plan at February 1, 2020 and February 2, 2019:

	2019	2018
Discount rate	2.89%	4.10%

The following weighted average assumption was used to determine net pension costs for the supplementary retirement plan:

	2019	2018	2017
Discount rate used to measure interest cost	2.65% - 3.69%	3.39% - 4.09%	3.10% - 3.26%

The supplementary retirement plan’s assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary. Due to settlement accounting and re-measurements during 2019, 2018 and 2017, the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the supplementary retirement plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments are estimated to be funded by the Company and paid from the supplementary retirement plan:

(millions)
Fiscal year
2020	$55
2021	50
2022	47
2023	46
2024	45
2025-2029	203

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
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the postretirement obligations as of February 1, 2020 and February 2, 2019:

	2019	2018
	(millions)
Change in accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation, beginning of year	$137	$156
Service cost	—	—
Interest cost	5	5
Actuarial loss (gain)	5	(11)
Medicare Part D subsidy	—	—
Benefits paid	(14)	(13)
Accumulated postretirement benefit obligation, end of year	133	137
Change in plan assets
Fair value of plan assets, beginning of year	—	—
Company contributions	14	13
Benefits paid	(14)	(13)
Fair value of plan assets, end of year	—	—
Funded status at end of year	$(133)	$(137)
Amounts recognized in the Consolidated Balance Sheets at February 1, 2020 and February 2, 2019
Accounts payable and accrued liabilities	$(14)	$(15)
Other liabilities	(119)	(122)
	$(133)	$(137)
Amounts recognized in accumulated other comprehensive loss at February 1, 2020 and February 2, 2019
Net actuarial gain	$(30)	$(41)
Prior service credit	(8)	(9)
	$(38)	$(50)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net postretirement benefit costs and other amounts recognized in other comprehensive loss included the following actuarially determined components:

	2019	2018	2017
	(millions)
Net Periodic Postretirement Benefit Cost
Service cost	$—	$—	$—
Interest cost	5	5	5
Amortization of net actuarial gain	(6)	(5)	(5)
Amortization of prior service credit	(1)	(1)	—
	(2)	(1)	—
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial loss (gain)	5	(11)	(9)
Amortization of net actuarial gain	6	5	5
Amortization of prior service credit	1	1	—
Prior service credit	—	—	(10)
	12	(5)	(14)
Total recognized	$10	$(6)	$(14)

The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost during 2020 is $5 million.
The following weighted average assumption was used to determine the accumulated postretirement benefit obligations at February 1, 2020 and February 2, 2019:

	2019	2018
Discount rate	2.81%	4.02%

The following weighted average assumption was used to determine the net postretirement benefit costs for the postretirement obligations:

	2019	2018	2017
Discount rate used to measure interest cost	3.57%	3.28%	3.17%

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
The following provides the assumed health care cost trend rates related to the Company’s accumulated postretirement benefit obligations at February 1, 2020 and February 2, 2019:

	2019	2018
Health care cost trend rates assumed for next year	5.25% - 8.63%	5.38% - 9.31%
Rates to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027

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

The following table reflects the benefit payments estimated to be funded by the Company and paid from the accumulated postretirement benefit obligations and estimated federal subsidies expected to be received under the Medicare Prescription Drug Improvement and Modernization Act of 2003:

	Expected Benefit Payments	Expected Federal Subsidy
	(millions)
Fiscal Year
2020	$14	$—
2021	13	—
2022	12	—
2023	11	—
2024	10	—
2025-2029	41	1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock-Based Compensation
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
As of February 1, 2020, approximately 17 million shares of common stock were available for additional grants pursuant to the Company’s equity plans. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2019	2018	2017
	(millions)
Stock options	$15	$24	$34
Restricted stock units	23	39	24
	$38	$63	$58

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Income.
Stock Options
The fair value of stock options granted during 2019, 2018 and 2017 and the weighted average assumptions used to estimate the fair value are as follows:

	2019	2018	2017
Weighted average grant date fair value of stock options granted during the period	$5.11	$7.43	$5.84
Dividend yield	6.3%	5.2%	6.2%
Expected volatility	40.6%	41.1%	41.8%
Risk-free interest rate	2.4%	2.7%	1.9%
Expected life	5.5 years	5.6 years	5.7 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to stock options for 2019 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	18,893	$39.73
Granted	1,994	23.94
Canceled or forfeited	(1,731)	32.73
Exercised	(657)	9.08
Outstanding, end of period	18,499	$39.77
Exercisable, end of period	14,258	$42.97	4.2	$—
Options expected to vest	3,133	$29.20	7.9	$—

Additional information relating to stock options is as follows:

	2019	2018	2017
	(millions)
Intrinsic value of options exercised	$10	$27	$3
Cash received from stock options exercised	6	45	6

As of February 1, 2020, the Company had $15 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Restricted Stock Units
The weighted average grant date fair values of performance-based and time-based restricted stock units granted during 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Restricted stock units (performance-based)	$24.28	$30.64	$27.16
Restricted stock units (time-based)	17.81	25.57	20.75

During 2019, 2018 and 2017, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of three-year performance periods ending January 29, 2022, January 30, 2021 and February 1, 2020, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving an EBITDA as a percent to sales ratio, owned plus licensed comparable sales growth and a return on invested capital ratio. The performance-based restricted stock units also include a performance objective relating to relative total shareholder return (“TSR”). Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of an executive compensation peer group over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted.

The fair value of the Target Shares and restricted stock awards are based on the fair value of the underlying shares on the date of grant. The fair value of the portion of the Target Shares that relate to a relative TSR performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among an executive compensation peer group over the remaining performance periods. The expected volatility of the Company’s common stock at the date of grant was estimated based on a historical average volatility rate for the approximate three-year performance period. The dividend yield assumption was based on historical and anticipated dividend payouts. The risk-free interest rate assumption was based on observed interest rates consistent with the approximate three-year performance measurement period.
The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded for all restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units. As of February 1, 2020, the Company had $43 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Activity related to restricted stock units for 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	4,143	$26.33
Granted – performance-based	861	24.28
Performance adjustment	(26)	28.17
Granted – time-based	1,443	17.81
Forfeited	(909)	23.88
Vested	(765)	29.19
Nonvested, end of period	4,747	$23.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $0.01 per share, with no shares issued, and 1,000 million shares of common stock, par value of $0.01 per share, with 333.6 million shares of common stock issued and 309.0 million shares of common stock outstanding at February 1, 2020, and with 333.6 million shares of common stock issued and 307.5 million shares of common stock outstanding at February 2, 2019 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
No shares of common stock were retired during 2019, 2018 and 2017.
Beginning in January 2000, the Company’s Board of Directors approved various authorizations to purchase, in the aggregate, up to $18,000 million of common stock, which includes the Company's Board of Directors approval of an additional authorization to purchase common stock of $1,500 million on February 26, 2016. As of February 1, 2020, $1,716 million of authorization remained unused.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s common stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
			(thousands)
Balance at January 28, 2017	333,606	(1,096)	(28,447)	(29,543)	304,063
Stock issued under stock plans		(119)	590	471	471
Stock repurchases			(38)	(38)	(38)
Deferred compensation plan distributions		269		269	269
Balance at February 3, 2018	333,606	(946)	(27,895)	(28,841)	304,765
Stock issued under stock plans		(106)	2,756	2,650	2,650
Stock repurchases			(6)	(6)	(6)
Deferred compensation plan distributions		111		111	111
Balance at February 2, 2019	333,606	(941)	(25,145)	(26,086)	307,520
Stock issued under stock plans		(130)	1,510	1,380	1,380
Stock repurchases			(38)	(38)	(38)
Deferred compensation plan distributions		169		169	169
Balance at February 1, 2020	333,606	(902)	(23,673)	(24,575)	309,031

Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2019, 2018 and 2017 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net in the Consolidated Statements of Income. In addition, the Company incurred the pro-rata recognition of net actuarial losses associated with an increase in lump sum distributions associated with store closings, organizational restructuring, and periodic distribution activity as settlement charges in the Consolidated Statements of Income. See Note 9, Retirement Plans, and Note 10, Postretirement Health Care and Life Insurance Benefits, for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	February 1, 2020				February 2, 2019
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$132	$34	$98	$—	$101	$27	$74	$—

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
The following table shows the estimated fair value of the Company’s long-term debt, excluding capital leases and other obligations:

	February 1, 2020			February 2, 2019
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,607	$3,621	$3,702	$4,671	$4,683	$4,407

The following table shows certain of the Company’s long-lived assets, which includes tangible and intangible assets, that were measured at fair value on a nonrecurring basis during 2019 and 2018:

	February 1, 2020				February 2, 2019
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Long-lived assets	$129	$—	$—	$129	$24	$—	$—	$24

During 2019, long-lived assets with a carrying value of $326 million were written down to their fair value of $129 million, resulting in asset impairment charges of $197 million. During 2018, long-lived assets with a carrying value of $84 million were written down to their fair value of $24 million, resulting in asset impairment charges of $60 million. The fair values of these assets were calculated based on the projected cash flows and an estimated risk-adjusted rate of return that would be used by market participants in valuing these assets or prices of similar assets.

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

14.	Earnings Per Share Attributable to Macy's, Inc. Shareholders
The following table sets forth the computation of basic and diluted earnings per share attributable to Macy's, Inc. shareholders:

	2019			2018			2017
	Net Income		Shares	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income attributable to Macy's, Inc. shareholders and average number of shares outstanding	$564		308.8	$1,108		306.8	$1,566		304.5
Shares to be issued under deferred compensation and other plans	—		0.9	—		0.9	—		0.9
	$564		309.7	$1,108		307.7	$1,566		305.4
Basic earnings per share attributable to Macy's, Inc. shareholders		$1.82			$3.60			$5.13
Effect of dilutive securities:
Stock options and restricted stock units	—		1.7	—		3.7	—		1.4
	$564		311.4	$1,108		311.4	$1,566		306.8
Diluted earnings per share attributable to Macy's, Inc. shareholders		$1.81			$3.56			$5.10

In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 18.5 million shares of common stock and restricted stock units relating to 1.7 million shares of common stock were outstanding at February 1, 2020, stock options to purchase 15.3 million of shares of common stock and restricted stock units relating to 0.9 million shares of common stock were outstanding at February 2, 2019, and stock options to purchase 16.6 million of shares of common stock and restricted stock units relating to 0.9 million shares of common stock were outstanding at February 3, 2018, but were not included in the computation of diluted earnings per share attributable to Macy's, Inc. shareholders for 2019, 2018 and 2017, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Results (unaudited)
Unaudited quarterly results for the last two years were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(millions, except per share data)
2019:
Net sales	$5,504	$5,546	$5,173	$8,337
Credit card revenues, net	172	176	183	239

Cost of sales	(3,403)	(3,395)	(3,106)	(5,266)
Selling, general and administrative expenses	(2,112)	(2,177)	(2,202)	(2,509)
Gains on sale of real estate	43	7	17	95
Restructuring, impairment, store closing and other costs	(1)	(2)	(13)	(337)
Benefit plan income, net	7	8	8	8
Settlement charges	—	—	(12)	(46)
Net income attributable to Macy's, Inc. shareholders	136	86	2	340
Basic earnings per share attributable to Macy's, Inc. shareholders	0.44	0.28	0.01	1.10
Diluted earnings per share attributable to Macy's, Inc. shareholders	0.44	0.28	0.01	1.09

2018:
Net sales	$5,541	$5,572	$5,404	$8,455
Credit card revenues, net	157	186	185	240

Cost of sales	(3,382)	(3,320)	(3,226)	(5,288)
Selling, general and administrative expenses	(2,083)	(2,164)	(2,255)	(2,538)
Gains on sale of real estate	24	46	42	278
Restructuring, impairment, store closing and other costs	(19)	(17)	(3)	(97)
Benefit plan income, net	11	11	9	8
Settlement charges	—	(50)	(23)	(15)
Net income attributable to Macy's, Inc. shareholders	139	166	62	740
Basic earnings per share attributable to Macy's, Inc. shareholders	0.45	0.54	0.20	2.40
Diluted earnings per share attributable to Macy's, Inc. shareholders	0.45	0.53	0.20	2.37

Note: Annual results may not equal the sum of the quarterly results for the respective periods due to rounding conventions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Condensed Consolidating Financial Information
Certain debt obligations of the Company described in Note 6, Financing, which constitute debt obligations of Parent’s 100%-owned subsidiary, Macy’s Retail Holdings, Inc. (“Subsidiary Issuer”), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, “Other Subsidiaries” includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy’s Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy’s Merchandising Group International, LLC, Macy's Merchandising Group International (Hong Kong) Limited, and Macy's China Limited. “Subsidiary Issuer” includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in “Other Subsidiaries.”
Condensed Consolidating Statements of Comprehensive Income for 2019, 2018 and 2017, Consolidating Balance Sheets as of February 1, 2020 and February 2, 2019, and the related Condensed Consolidating Statements of Cash Flows for 2019, 2018, and 2017 are presented on the following pages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Comprehensive Income
For 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$9,477	$20,831	$(5,748)	$24,560
Credit card revenues (expense), net	—	(7)	778	—	771

Cost of sales	—	(5,834)	(15,085)	5,748	(15,171)
Selling, general and administrative expenses	2	(3,490)	(5,510)	—	(8,998)
Gains on sale of real estate	—	37	125	—	162
Restructuring, impairment, store closing and other costs	—	(108)	(246)	—	(354)
Operating income	2	75	893	—	970
Benefit plan income, net	—	12	19	—	31
Settlement charges	—	(22)	(36)	—	(58)
Interest (expense) income, net:
External	15	(204)	4	—	(185)
Intercompany	—	(72)	72	—	—
Losses on early retirement of debt	—	(30)	—	—	(30)
Equity in earnings (loss) of subsidiaries	547	(266)	—	(281)	—
Income (loss) before income taxes	564	(507)	952	(281)	728
Federal, state and local income tax benefit (expense)	—	33	(197)	—	(164)
Net income (loss)	564	(474)	755	(281)	564
Net loss attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Macy's, Inc. shareholders	$564	$(474)	$755	$(281)	$564
Comprehensive income (loss)	$524	$(512)	$731	$(219)	$524
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive income (loss) attributable to Macy's, Inc. shareholders	$524	$(512)	$731	$(219)	$524

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Balance Sheet
As of February 1, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$413	$59	$213	$—	$685
Receivables	—	83	326	—	409
Merchandise inventories	—	2,239	2,949	—	5,188
Prepaid expenses and other current assets	—	118	410	—	528
Total Current Assets	413	2,499	3,898	—	6,810
Property and Equipment – net	—	3,103	3,530	—	6,633
Right of Use Assets	—	611	2,057	—	2,668
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	4	435	—	439
Other Assets	—	37	677	—	714
Deferred Income Taxes	12	—	—	(12)	—
Intercompany Receivable	2,675	—	1,128	(3,803)	—
Investment in Subsidiaries	3,433	2,796	—	(6,229)	—
Total Assets	$6,533	$12,376	$12,307	$(10,044)	$21,172
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$539	$—	$—	$539
Merchandise accounts payable	—	702	980	—	1,682
Accounts payable and accrued liabilities	126	909	2,413	—	3,448
Income taxes	5	11	65	—	81
Total Current Liabilities	131	2,161	3,458	—	5,750
Long-Term Debt	—	3,621	—	—	3,621
Long-Term Lease Liabilities	—	543	2,375	—	2,918
Intercompany Payable	—	3,803	—	(3,803)	—
Deferred Income Taxes	—	595	586	(12)	1,169
Other Liabilities	25	414	898	—	1,337
Shareholders’ Equity:
Macy's, Inc.	6,377	1,239	4,990	(6,229)	6,377
Noncontrolling Interest	—	—	—	—	—
Total Shareholders’ Equity	6,377	1,239	4,990	(6,229)	6,377
Total Liabilities and Shareholders’ Equity	$6,533	$12,376	$12,307	$(10,044)	$21,172

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$564	$(474)	$755	$(281)	$564
Restructuring, impairment, store closing and other costs	—	108	246	—	354
Settlement charges	—	22	36	—	58
Gains on sale of real estate	—	(37)	(125)	—	(162)
Equity in (earnings) loss of subsidiaries	(547)	266	—	281	—
Dividends received from subsidiaries	936	—	—	(936)	—
Depreciation and amortization	—	323	658	—	981
Changes in assets, liabilities and other items not separately identified	(4)	(90)	(93)	—	(187)
Net cash provided by operating activities	949	118	1,477	(936)	1,608
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net	—	(198)	(774)	—	(972)
Other, net	—	(2)	(28)	—	(30)
Net cash used by investing activities	—	(200)	(802)	—	(1,002)
Cash flows from financing activities:
Debt repaid, including debt issuance costs	—	(598)	(2)	—	(600)
Dividends paid	(466)	—	(936)	936	(466)
Issuance of common stock, net of common stock acquired	5	—	—	—	5
Intercompany activity, net	(915)	687	228	—	—
Other, net	(49)	(7)	(6)	—	(62)
Net cash provided (used) by financing activities	(1,425)	82	(716)	936	(1,123)
Net decrease in cash, cash equivalents and restricted cash	(476)	—	(41)	—	(517)
Cash, cash equivalents and restricted cash at beginning of period	889	64	295	—	1,248
Cash, cash equivalents and restricted cash at end of period	$413	$64	$254	$—	$731

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MACY’S, INC.
Condensed Consolidating Statement of Cash Flows
For 2017
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,566	$775	$1,561	$(2,347)	$1,555
Restructuring, impairment, store closing and other costs	—	40	146	—	186
Settlement charges	—	35	70	—	105
Gains on sale of real estate	—	(201)	(343)	—	(544)
Equity in earnings of subsidiaries	(1,574)	(773)	—	2,347	—
Dividends received from subsidiaries	903	450	—	(1,353)	—
Depreciation and amortization	—	354	637	—	991
Changes in assets, liabilities and other items not separately identified	14	79	(410)	—	(317)
Net cash provided by operating activities	909	759	1,661	(1,353)	1,976
Cash flows from investing activities:
Disposition (purchase) of property and equipment and capitalized software, net	—	68	(417)	—	(349)
Other, net	—	7	(9)	—	(2)
Net cash provided (used) by investing activities	—	75	(426)	—	(351)
Cash flows from financing activities:
Debt repaid	—	(987)	(1)	—	(988)
Dividends paid	(461)	—	(1,353)	1,353	(461)
Issuance of common stock, net of common stock acquired	5	—	—	—	5
Proceeds from noncontrolling interest	—	—	13	—	13
Intercompany activity, net	(427)	249	178	—	—
Other, net	145	(98)	(62)	—	(15)
Net cash used by financing activities	(738)	(836)	(1,225)	1,353	(1,446)
Net increase (decrease) in cash, cash equivalents and restricted cash	171	(2)	10	—	179
Cash, cash equivalents and restricted cash at beginning of period	938	81	315	—	1,334
Cash, cash equivalents and restricted cash at end of period	$1,109	$79	$325	$—	$1,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic and the virus has continued to spread throughout the United States. As a result of this outbreak, on March 18, 2020, the Company temporarily closed all stores and the stores will remain closed until it is safe to reopen to prioritize the health and safety of its customers, colleagues and communities. These closures include all Macy’s, Bloomingdale’s, Bluemercury, Macy’s Backstage, Bloomingdales the Outlet and Market by Macy’s stores. COVID-19 has had a negative impact on the Company's operations and financial results to date, and the full financial impact of the virus cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. It is anticipated that the COVID-19 outbreak may ultimately have a material adverse impact on the Company's results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company fully drew on the $1,500 million credit facility, announced the suspension of quarterly cash dividends beginning in the second quarter of 2020, and took additional steps to reduce discretionary spending and other expenditures including a temporary furlough for the majority of its employee population. The Company's Board of Directors rescinded its authorization of any unused amounts under the Company's share repurchase program. The Company continues to monitor the situation closely and may implement further measures to provide additional financial flexibility and improve the Company's cash position and liquidity.