Form 10-Q
period 2020-05-02
Macy's, Inc.
filed 2020-07-02
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020

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
(513) 579-7780
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2020
Common Stock, $.01 par value per share	310,235,066 shares

EXPLANATORY NOTE
Macy's, Inc. is filing this quarterly report on Form 10-Q after the June 11, 2020 (the “Original Due Date”) deadline applicable to it for the filing of a Form 10-Q for the quarter ended May 2, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the "Order").
On May 7, 2020, Macy's, Inc. filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with its statements made in the Current Report on Form 8-K, Macy's, Inc. was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order. The Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or July 27, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MACY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$3,017	$5,504
Credit card revenues, net	131	172

Cost of sales	(2,501)	(3,403)
Selling, general and administrative expenses	(1,598)	(2,112)
Gains on sale of real estate	16	43
Impairment, restructuring and other costs	(3,184)	(1)
Operating income (loss)	(4,119)	203
Benefit plan income, net	9	7
Interest expense	(49)	(54)
Interest income	2	7
Income (loss) before income taxes	(4,157)	163
Federal, state and local income tax benefit (expense)	576	(27)
Net income (loss)	$(3,581)	$136
Basic earnings (loss) per share	$(11.53)	$0.44
Diluted earnings (loss) per share	$(11.53)	$0.44

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(millions)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Net income (loss)	$(3,581)	$136
Reclassifications to net income (loss):
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	12	8
Tax effect related to items of other comprehensive income	(3)	(2)
Total other comprehensive income, net of tax effect	9	6
Comprehensive income (loss)	$(3,572)	$142

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,523	$685	$737
Receivables	170	409	237
Merchandise inventories	4,923	5,188	5,498
Prepaid expenses and other current assets	519	528	633
Total Current Assets	7,135	6,810	7,105
Property and Equipment - net of accumulated depreciation and amortization of $4,560, $4,392 and $4,621	6,425	6,633	6,499
Right of Use Assets	2,672	2,668	2,631
Goodwill	838	3,908	3,908
Other Intangible Assets – net	439	439	441
Other Assets	1,072	714	712
Total Assets	$18,581	$21,172	$21,296
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$739	$539	$41
Merchandise accounts payable	2,196	1,682	1,950
Accounts payable and accrued liabilities	2,757	3,448	2,846
Income taxes	80	81	182
Total Current Liabilities	5,772	5,750	5,019
Long-Term Debt	4,918	3,621	4,680
Long-Term Lease Liabilities	2,923	2,918	2,823
Deferred Income Taxes	944	1,169	1,193
Other Liabilities	1,327	1,337	1,258
Shareholders' Equity	2,697	6,377	6,323
Total Liabilities and Shareholders’ Equity	$18,581	$21,172	$21,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 1, 2020	$3	$621	$7,989	$(1,241)	$(995)	$6,377
Net loss			(3,581)			(3,581)
Other comprehensive income					9	9
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		6				6
Stock issued under stock plans		(62)		61		(1)
Other					4	4
Balance at May 2, 2020	$3	$565	$4,291	$(1,180)	$(982)	$2,697

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 2, 2019	$3	$652	$8,050	$(1,318)	$(951)	$6,436
Cumulative-effect adjustment (a)			(158)			(158)
Net income			136			136
Other comprehensive income					6	6
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		14				14
Stock issued under stock plans		(60)		66		6
Balance at May 4, 2019	$3	$606	$7,911	$(1,252)	$(945)	$6,323
(a) Represents the cumulative-effect adjustment to retained earnings for the adoption of Accounting Standards Update 2016-02 (ASU-2016-02), Leases (Topic 842), on February 3, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net income (loss)	$(3,581)	$136
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Impairment, restructuring and other costs	3,184	1
Depreciation and amortization	237	236
Stock-based compensation expense	6	14
Gains on sale of real estate	(16)	(43)
Benefit plans	12	8
Deferred income taxes	(225)	7
Changes in assets and liabilities:
Decrease in receivables	236	163
(Increase) decrease in merchandise inventories	265	(235)
(Increase) decrease in prepaid expenses and other current assets	12	(6)
Increase in merchandise accounts payable	629	247
Decrease in accounts payable and accrued liabilities	(531)	(516)
Increase (decrease) in current income taxes	(353)	8
Change in other assets and liabilities	(39)	(58)
Net cash used by operating activities	(164)	(38)
Cash flows from investing activities:
Purchase of property and equipment	(122)	(204)
Capitalized software	(38)	(60)
Disposition of property and equipment	21	34
Other, net	26	(7)
Net cash used by investing activities	(113)	(237)
Cash flows from financing activities:
Debt issued	1,500	—
Debt repaid	(4)	(3)
Dividends paid	(117)	(116)
Decrease in outstanding checks	(231)	(45)
Issuance of common stock	—	6
Net cash provided (used) by financing activities	1,148	(158)
Net increase (decrease) in cash, cash equivalents and restricted cash	871	(433)
Cash, cash equivalents and restricted cash beginning of period	731	1,248
Cash, cash equivalents and restricted cash end of period	$1,602	$815
Supplemental cash flow information:
Interest paid	$38	$46
Interest received	3	7
Income taxes paid (net of refunds received)	2	12
Note: Restricted cash of $79 million and $78 million have been included with cash and cash equivalents for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Guam and Puerto Rico. As of May 2, 2020, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage and bluemercury.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the "2019 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2019 10-K.
Use of Estimates
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company considered the novel coronavirus ("COVID-19") related impacts to its estimates, as appropriate, within its Consolidated Financial Statements and there may be changes to those estimates in future periods. The Company believes that the accounting estimates are appropriate after giving consideration to the increased uncertainties surrounding the severity and duration of the COVID-19 pandemic. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual amounts differing from reported amounts.
The Consolidated Financial Statements for the 13 weeks ended May 2, 2020 and May 4, 2019, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 2, 2020 and May 4, 2019 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income (Loss)
Total comprehensive income (loss) represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income (loss). For the Company, the only other components of total comprehensive income (loss) for the 13 weeks ended May 2, 2020 and May 4, 2019 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income (loss) before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Operations. See Note 8, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has had a negative impact on the Company's fiscal 2020 operations and financial results to date, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to the severity and duration of the pandemic. The following summarizes the actions taken and impacts from the COVID-19 pandemic during and subsequent to the 13 weeks ended May 2, 2020.

•
The Company temporarily closed all stores on March 18, 2020, which included all Macy’s, Bloomingdale’s, Bluemercury, Macy’s Backstage, Bloomingdales the Outlet and Market by Macy’s stores. The first tranche of stores began reopening on May 4, 2020 and nearly all the Company's stores have been reopened.

As a result of store closures, the Company recognized an approximate $300 million inventory write-down, primarily on fashion merchandise, during the 13 weeks ended May 2, 2020.

•
In an effort to increase liquidity, the Company fully drew on its $1,500 million credit facility, announced the suspension of quarterly cash dividends beginning in the second quarter of 2020 and took additional steps to reduce discretionary spending. The Company's Board of Directors rescinded its authorization of any unused amounts under the Company's share repurchase program. In June 2020, the Company completed financing activities of nearly $4.5 billion. See Note 7, "Financing Activities," for further discussion on these activities.

•
To improve the Company's current cash position and reduce its cash expenditures during this uncertain time, the Company's Board of Directors and Chief Executive Officer did not receive compensation from the beginning of the COVID-19 crisis through June 30, 2020. In addition, the Company deferred cash expenditures where possible and temporarily implemented a furlough for the majority of its employee population that will end at the beginning of July 2020. Certain executives not impacted by the furlough took a temporary reduction of their pay through June 30, 2020.

In the first quarter of 2020, the Company deferred rent payments for a significant number of its stores. The Company has elected to treat the COVID-19 pandemic-related rent deferrals as accrued liabilities. The Company will continue to recognize expense during the deferral periods.

In June 2020, the Company announced a restructuring that will align its cost base with anticipated near-term sales as the business recovers from the impact of the COVID-19 pandemic. The Company will reduce corporate and management headcount by approximately 3,900. Additionally, the Company has reduced staffing across its stores portfolio, supply chain and customer support network, which it will adjust as sales recover. For fiscal 2020, the Company expects pre-tax costs of approximately $180 million for these restructuring activities, the majority of which will be recorded in the second quarter of 2020 and all of which will be in cash.

During the 13 weeks ended May 2, 2020, the Company incurred non-cash impairment charges on long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value. The Company also incurred a non-cash impairment charge on goodwill as a result of the sustained decline in the Company's market capitalization and decline in projected cash flows primarily as a result of the COVID-19 pandemic. See Note 3, "Impairment, Restructuring and Other Costs" and Note 4, "Goodwill and Indefinite Lived Intangible Assets", respectively, for further discussion of these charges.

•
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") was signed into law, providing payroll tax credits for employee retention, deferral of payroll taxes, and several income tax provisions including modifications to the net interest deduction limitation, changes to certain property depreciation and allows for carryback of certain operating losses.

The impacts of the CARES Act have been included in the estimation of the Company's annual effective tax rate and the income tax benefit recognized during the 13 weeks ended May 2, 2020. Specifically, the Company has estimated an annual net operating loss that will be available for carryback at a 35% federal income tax rate rather than the current 21% federal income tax rate. The resultant benefit of this rate differential was offset by the impact of the non-tax deductible component of the goodwill impairment charge and additional income tax expense associated with deferred

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

tax remeasurement during the first quarter of 2020. The net impact of these items is the primary driver of the effective tax rate decrease when compared to the same period in 2019. As of May 2, 2020, the Company recognized a $351 million income tax receivable, which is included within Other Assets on the Consolidated Balance Sheets.

In addition, during the 13 weeks ended May 2, 2020, the Company recognized $42 million in employee retention payroll tax credits and elected to defer payment of the employer portion of social security taxes.

3.    Impairment, Restructuring and Other Costs

	13 Weeks Ended
	May 2, 2020	May 4, 2019
	(millions)
Impairments	$3,150	$—
Restructuring	25	—
Other	9	1
Total	$3,184	$1

During the 13 weeks ended May 2, 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $3,150 million consisting of:

•
$3,070 million of goodwill impairments, with $2,972 million attributable to the Macy's reporting unit and $98 million attributable to the Bluemercury reporting unit. See discussion at Note 4, "Goodwill and Indefinite Lived Intangible Assets."

•	$80 million of impairments on long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

A summary of the restructuring and other cash activity for the 13 weeks ended May 2, 2020 related to the Polaris strategy, which was announced in February 2020 and are included within accounts payable and accrued liabilities, is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at February 1, 2020	$115	$9	$124
Additions charged to expense	25	7	32
Cash payments	(82)	(6)	(88)
Balance at May 2, 2020	$58	$10	$68

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Goodwill and Indefinite Lived Intangible Assets

	May 2, 2020	February 1, 2020	May 4, 2019
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,290	$9,290
Accumulated impairment losses	(8,452)	(5,382)	(5,382)
	838	3,908	3,908
Tradenames	403	403	403
	$1,241	$4,311	$4,311

As a result of the sustained decline in the Company's market capitalization and changes in the Company's long-term projections driven largely by the impacts of the COVID-19 pandemic, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite lived intangible assets. The Company determined the fair value of each of its reporting units using a market approach, an income approach, or a combination of both, where appropriate. Relative to the prior assessment, as part of this current assessment, it was determined that an increase in the discount rate applied in the valuation was required to align with market-based assumptions and company-specific risk. This higher discount rate, in conjunction with revised long-term projections, resulted in lower fair values of the reporting units. As a result the Company recognized $2,972 million and $98 million of goodwill impairment for the Macy's and bluemercury reporting units, respectively, during the first quarter of 2020.

5.    Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	May 2, 2020			May 4, 2019
	Net Loss		Shares	Net Income		Shares
	(millions, except per share data)
Net income (loss)	$(3,581)		309.7	$136		308.2
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$(3,581)		310.6	$136		309.1
Basic earnings (loss) per share		$(11.53)			$0.44
Effect of dilutive securities:
Stock options and restricted stock units			—			2.3
	$(3,581)		310.6	$136		311.4
Diluted earnings (loss) per share		$(11.53)			$0.44

For the 13 weeks ended May 2, 2020, as a result of the net loss for the quarter, all options and restricted stock units have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Stock options to purchase 17.3 million shares of common stock and restricted stock units relating to 3.4 million shares of common stock outstanding at May 2, 2020 were excluded from the computation of diluted earnings per share.

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

6. Revenue
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
For the 13 weeks ended May 2, 2020 and May 4, 2019, Macy's accounted for 87% and 88% of the Company's net sales, respectively. Disaggregation of the Company's net sales by family of business for the 13 weeks ended May 2, 2020 and May 4, 2019 were as follows:

	13 Weeks Ended
Net sales by family of business	May 2, 2020	May 4, 2019
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$1,215	$2,152
Women's Apparel	579	1,313
Men's and Kids'	573	1,202
Home/Other (a)	650	837
Total	$3,017	$5,504
(a) Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $184 million, $269 million and $294 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively. Included in prepaid expenses and other current assets is an asset totaling $130 million, $147 million and $200 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
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
The Company maintains customer loyalty programs in which customers earn points based on their purchases. Under the Macy’s brand, points are earned based on customers’ spending on Macy’s private label and co-branded credit cards as well as third-party credit cards. Under the Bloomingdale’s brand, the Company offers a tender-neutral points-based program. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer.
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $732 million, $839 million and $696 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively.

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

7.    Financing Activities
The following table shows the detail of debt repayments:

	13 Weeks Ended
	May 2, 2020	May 4, 2019
	(millions)
9.5% Amortizing debentures due 2021	$2	$2
9.75% Amortizing debentures due 2021	1	1
	$3	$3

As of May 2, 2020, the Company was party to a credit agreement with certain financial institutions. The credit agreement provided for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million. The credit agreement was scheduled to expire on May 9, 2024, subject to up to two one-year extensions that may be requested by the Company and agreed to by the lenders. On March 19, 2020, due to the impacts of the COVID-19 pandemic, the Company elected to draw on the full $1,500 million available under the agreement. This amount remained outstanding as of May 2, 2020.

June 2020 Financing Activities

Secured Debt Issuance

On June 8, 2020, the Company issued $1,300 million aggregate principal amount of 8.375% senior secured notes due 2025 (the "Notes"). The Notes bear interest at a rate of 8.375% per annum, which accrues from June 8, 2020 and is payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The Notes mature on June 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by Macy’s, Inc. and are secured on a first-priority basis by (i) a first mortgage/deed of trust in certain real property of subsidiaries of Macy’s, Inc. that were transferred to Macy’s Propco Holdings, LLC, a newly created direct, wholly-owned subsidiary of Macy’s, Inc. (“Propco”), and (ii) a pledge by Propco of the equity interests in its subsidiaries that own such transferred real property. The Notes are, jointly and severally, unconditionally guaranteed on a secured basis by Propco and its subsidiaries and unconditionally guaranteed on an unsecured basis by Macy’s Retail Holdings, LLC (f/k/a Macy’s Retail Holdings, Inc.) (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc. The Company used the proceeds of the Notes offering, along with cash on hand, to repay the outstanding borrowings under the existing $1,500 million unsecured credit agreement.

Entry into Asset-Based Credit Facility

On June 8, 2020, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect wholly owned subsidiary of the Company, and its parent, Macy’s Inventory Holdings LLC (the “ABL Parent”), entered into an asset-based credit agreement (the “ABL Credit Facility”) with Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. The ABL Credit Facility provides the ABL Borrower with (i) a $2,851 million revolving credit facility (the “Revolving ABL

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Facility”), including a swingline sub-facility and a letter of credit sub-facility, and (ii) a bridge revolving credit facility of up to $300 million (the “Bridge Facility”). The ABL Borrower may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million.

Additionally on June 8, 2020 and concurrently with closing the ABL Credit Facility, the ABL Borrower purchased all presently existing inventory, and assumed the liabilities in respect of all presently existing and outstanding trade payables owed to vendors in respect of such inventory, from MRH and certain wholly owned subsidiaries of MRH. The ABL Credit Facility is secured on a first priority basis (subject to customary exceptions) by (i) all assets of the ABL Borrower including all such inventory and the proceeds thereof and (ii) the equity of the ABL Borrower. The ABL Parent guaranteed the ABL Borrower’s obligations under the ABL Credit Facility. The Revolving ABL Facility matures on May 9, 2024, and the Bridge Facility matures on December 30, 2020.

The ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) 80% (which shall automatically increase to 90% upon the satisfaction of certain conditions, including the delivery of an initial appraisal of the inventory) of the net orderly liquidation percentage of eligible inventory, minus (b) customary reserves. Amounts borrowed under the ABL Credit Facility are subject to interest at a rate per annum equal to (i) prior to the Step Down Date (as defined in the ABL Credit Facility), at the ABL Borrower’s option, either (a) adjusted LIBOR plus a margin of 2.75% to 3.00% or (b) a base rate plus a margin of 1.75% to 2.00%, in each case depending on revolving line utilization and (ii) after the Step Down Date, at the ABL Borrower’s option, either (a) adjusted LIBOR plus a margin of 2.25% to 2.50% or (b) a base rate plus a margin of 1.25% to 1.50%, in each case depending on revolving line utilization. The ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments, cash hoarding, and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.

The ABL Credit Facility also requires (1) the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any fiscal quarter on or after April 30, 2021 if (a) certain events of default have occurred and are continuing or (b) Availability plus Suppressed Availability (each as defined in the ABL Credit Facility) is less than the greater of (x) 10% of the Loan Cap (as defined in the ABL Credit Facility) and (y) $250 million, in each case, as of the end of such fiscal quarter and (2) prior to April 30, 2021, that the ABL Borrower not permit Availability plus Suppressed Availability to be lower than the greater of (x) 10% of the Loan Cap and (y) $250 million.

Amendment to Existing Credit Agreement

The Company substantially reduced the credit commitments of its existing $1,500 million unsecured credit agreement which now provides the Company with unsecured revolving credit of up to $75 million. The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default.

Commencement of Exchange Offers and Consent Solicitations for Certain Outstanding Debt Securities of Macy’s Retail Holdings, LLC

In June 2020, MRH commenced offers to eligible holders to exchange (each, an “Exchange Offer” and, collectively, the “Exchange Offers”) (i) new 6.65% Senior Secured Debentures due 2024 (“New 2024 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.65% Senior Debentures due 2024 issued by MRH (“Old 2024 Notes”), (ii) new 6.7% Senior Secured Debentures due 2028 (“New 2028 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.7% Senior Debentures due 2028 issued by MRH (“Old 2028 Notes”), (iii) new 8.75% Senior Secured Debentures due 2029 (“New 2029 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 8.75% Senior Debentures due 2029 issued by MRH (“Old 2029 Notes”), (iv) new 7.875% Senior Secured Debentures due 2030 (“New 2030 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 7.875% Senior Debentures due 2030 issued by MRH (“Old 2030 Notes”), (v) new 6.9% Senior Secured Debentures due 2032 (“New 2032 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.9% Senior Debentures due 2032 issued by MRH (“Old 2032 Notes”), and (vi) new 6.7% Senior Secured Debentures due 2034 (“New 2034 Notes” and, together with the New 2024 Notes, New 2028 Notes, New 2029 Notes, New 2030 Notes and New 2032 Notes, the “New Notes” and each series, a “series of New Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.7% Senior Debentures due 2034 issued by MRH (“Old 2034 Notes” and, together with the Old 2024 Notes, Old 2028 Notes, Old

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2029 Notes, Old 2030 Notes and Old 2032 Notes, the “Old Notes” and each series, a “series of Old Notes”). Each New Note issued in the Exchange Offers for a validly tendered Old Note will have an interest rate and maturity date that is identical to the interest rate and maturity date of the tendered Old Note, as well as identical interest payment dates and optional redemption prices. The New Notes will be MRH’s and Macy’s general, senior obligations and will be secured by a second-priority lien on the same collateral securing the Notes.

In addition, MRH is soliciting consents from holders of each series of Old Notes (each, a “Consent Solicitation” and, collectively, the “Consent Solicitations”) pursuant to the separate Consent Solicitation Statement (as defined below) to adopt certain proposed amendments to the indenture governing the Old Notes (the “Existing Indenture”) to conform certain provisions in the negative pledge covenant in the Existing Indenture to the provisions of the negative pledge covenant in MRH’s most recent indenture (the “Proposed Amendments”).

The Exchange Offers are scheduled to expire on July 24, 2020, with an early tender date of July 10, 2020. The Consent Solicitations also expire on July 10, 2020.

8.    Benefit Plans
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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
	(millions)
401(k) Qualified Defined Contribution Plan	$13	$25

Non-Qualified Defined Contribution Plan	$—	$1

Pension Plan
Service cost	$1	$1
Interest cost	19	26
Expected return on assets	(45)	(48)
Recognition of net actuarial loss	10	7
Amortization of prior service credit	—	—
	$(15)	$(14)
Supplementary Retirement Plan
Service cost	$—	$—
Interest cost	4	6
Recognition of net actuarial loss	3	2
Amortization of prior service cost	—	—
	$7	$8

Total Retirement Expense	$5	$20

Postretirement Obligations
Service cost	$—	$—
Interest cost	1	1
Recognition of net actuarial gain	(1)	(1)
Amortization of prior service credit	—	—
	$—	$—

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.    Fair Value Measurements

The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

	May 2, 2020				May 4, 2019
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$102	$28	$74	$—	$110	$31	$79	$—

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

Goodwill and other indefinite-lived intangible assets, are evaluated for impairment annually or more frequently if events or conditions indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. During the 13 weeks ended May 2, 2020, the Company performed an interim impairment test for goodwill. The fair value was calculated using a guideline public company method, discounted cash flow or a combination of both for the reporting units. The fair value of goodwill is a Level 3 valuation based on certain unobservable inputs including projected cash flows and estimated risk-adjusted rates of return that would be utilized by market participants in valuing these assets or prices of similar assets.

During the 13 weeks ended May 2, 2020, long-lived and right of use assets were tested for impairment. The fair values of these assets is a Level 3 valuation based on certain unobservalbe inputs including projected cash flows and an estimated risk-adjusted rate of return that would be utilized by market participants in valuing these assets or prices of similar assets.
The following table shows the estimated fair value of the Company's long-term debt:

	May 2, 2020			May 4, 2019
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$4,903	$4,918	$3,698	$4,667	$4,680	$4,614

10.    Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group International, LLC, Macy's Merchandising Group International (Hong Kong) Limited, and Macy's China Limited. "Subsidiary Issuer" includes operating divisions and non-

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries."
In June 2020, in conjunction with the financing discussed in Note 7, "Financing Activities," Macy's Retail Holdings, Inc. was converted into a limited liability company and in May 2020 direct, wholly-owned subsidiaries of the Parent, Macy’s Inventory Holdings LLC and Macy’s Propco Holdings, LLC, were created.
Condensed Consolidating Statements of Comprehensive Income for the 13 weeks ended May 2, 2020 and May 4, 2019, Condensed Consolidating Balance Sheets as of May 2, 2020, May 4, 2019 and February 1, 2020, and the related Condensed Consolidating Statements of Cash Flows for the 13 weeks ended May 2, 2020 and May 4, 2019 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended May 2, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$867	$2,955	$(805)	$3,017
Credit card revenues (expense), net	—	(5)	136	—	131

Cost of sales	—	(796)	(2,510)	805	(2,501)
Selling, general and administrative expenses	—	(562)	(1,036)	—	(1,598)
Gains on sale of real estate	—	—	16	—	16
Impairment, restructuring and other costs	—	(2,722)	(462)	—	(3,184)
Operating loss	—	(3,218)	(901)	—	(4,119)
Benefit plan income, net	—	3	6	—	9
Interest (expense) income, net:
External	1	(49)	1	—	(47)
Intercompany	—	(18)	18	—	—
Equity in loss of subsidiaries	(3,582)	(795)	—	4,377	—
Loss before income taxes	(3,581)	(4,077)	(876)	4,377	(4,157)
Federal, state and local income tax benefit	—	427	149	—	576
Net loss	$(3,581)	$(3,650)	$(727)	$4,377	$(3,581)

Comprehensive loss	$(3,572)	$(3,641)	$(721)	$4,362	$(3,572)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended May 4, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,154	$4,768	$(1,418)	$5,504
Credit card revenues, net	—	(2)	174	—	172

Cost of sales	—	(1,341)	(3,480)	1,418	(3,403)
Selling, general and administrative expenses	—	(803)	(1,309)	—	(2,112)
Gains on sale of real estate	—	24	19	—	43
Impairment and other costs	—	—	(1)	—	(1)
Operating income	—	32	171	—	203
Benefit plan income, net	—	3	4	—	7
Interest (expense) income, net:
External	5	(53)	1	—	(47)
Intercompany	—	(19)	19	—	—
Equity in earnings (loss) of subsidiaries	132	(30)	—	(102)	—
Income (loss) before income taxes	137	(67)	195	(102)	163
Federal, state and local income tax benefit (expense)	(1)	24	(50)	—	(27)
Net income (loss)	$136	$(43)	$145	$(102)	$136

Comprehensive income (loss)	$142	$(38)	$149	$(111)	$142

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of May 2, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$1,160	$25	$338	$—	$1,523
Receivables	—	23	147	—	170
Merchandise inventories	—	2,072	2,851	—	4,923
Income taxes	—	—	3	(3)	—
Prepaid expenses and other current assets	—	102	417	—	519
Total Current Assets	1,160	2,222	3,756	(3)	7,135
Property and Equipment – net	—	2,978	3,447	—	6,425
Right of Use Assets	—	600	2,072	—	2,672
Goodwill	—	670	168	—	838
Other Intangible Assets – net	—	4	435	—	439
Other Assets	418	46	608	—	1,072
Deferred Income Taxes	11	—	—	(11)	—
Intercompany Receivable	1,598	—	677	(2,275)	—
Investment in Subsidiaries	—	2,010	—	(2,010)	—
Total Assets	$3,187	$8,530	$11,163	$(4,299)	$18,581
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$739	$—	$—	$739
Merchandise accounts payable	—	928	1,268	—	2,196
Accounts payable and accrued liabilities	14	719	2,024	—	2,757
Income taxes	65	18	—	(3)	80
Total Current Liabilities	79	2,404	3,292	(3)	5,772
Long-Term Debt	—	4,918	—	—	4,918
Long-Term Lease Liabilities	—	548	2,375	—	2,923
Intercompany Payable	—	2,275	—	(2,275)	—
Deferred Income Taxes	—	377	578	(11)	944
Other Liabilities	25	407	895	—	1,327
Accumulated Losses from Subsidiaries	386	—	—	(386)	—
Shareholders' Equity (Deficit)	2,697	(2,399)	4,023	(1,624)	2,697
Total Liabilities and Shareholders' Equity	$3,187	$8,530	$11,163	$(4,299)	$18,581

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of February 1, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$413	$59	$213	$—	$685
Receivables	—	83	326	—	409
Merchandise inventories	—	2,239	2,949	—	5,188
Prepaid expenses and other current assets	—	118	410	—	528
Total Current Assets	413	2,499	3,898	—	6,810
Property and Equipment – net	—	3,103	3,530	—	6,633
Right of Use Assets	—	611	2,057	—	2,668
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	4	435	—	439
Other Assets	—	37	677	—	714
Deferred Income Taxes	12	—	—	(12)	—
Intercompany Receivable	2,675	—	1,128	(3,803)	—
Investment in Subsidiaries	3,433	2,796	—	(6,229)	—
Total Assets	$6,533	$12,376	$12,307	$(10,044)	$21,172
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$539	$—	$—	$539
Merchandise accounts payable	—	702	980	—	1,682
Accounts payable and accrued liabilities	126	909	2,413	—	3,448
Income taxes	5	11	65	—	81
Total Current Liabilities	131	2,161	3,458	—	5,750
Long-Term Debt	—	3,621	—	—	3,621
Long-Term Lease Liabilities	—	543	2,375	—	2,918
Intercompany Payable	—	3,803	—	(3,803)	—
Deferred Income Taxes	—	595	586	(12)	1,169
Other Liabilities	25	414	898	—	1,337
Shareholders' Equity	6,377	1,239	4,990	(6,229)	6,377
Total Liabilities and Shareholders' Equity	$6,533	$12,376	$12,307	$(10,044)	$21,172

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 2, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(3,581)	$(3,650)	$(727)	$4,377	$(3,581)
Impairment, restructuring and other costs	—	2,722	462	—	3,184
Equity in loss of subsidiaries	3,582	795	—	(4,377)	—
Dividends received from subsidiaries	251	—	—	(251)	—
Depreciation and amortization	—	77	160	—	237
Gains on sale of real estate	—	—	(16)	—	(16)
Changes in assets, liabilities and other items not separately identified	(353)	151	214	—	12
Net cash provided (used) by operating activities	(101)	95	93	(251)	(164)
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(34)	(105)	—	(139)
Other, net	—	—	26	—	26
Net cash used by investing activities	—	(34)	(79)	—	(113)
Cash flows from financing activities:
Debt issued, net of debt repaid	—	1,497	(1)	—	1,496
Dividends paid	(117)	—	(251)	251	(117)
Intercompany activity, net	1,082	(1,529)	447	—	—
Other, net	(117)	(68)	(46)	—	(231)
Net cash provided (used) by financing activities	848	(100)	149	251	1,148
Net increase (decrease) in cash, cash equivalents and restricted cash	747	(39)	163	—	871
Cash, cash equivalents and restricted cash at beginning of period	413	64	254	—	731
Cash, cash equivalents and restricted cash at end of period	$1,160	$25	$417	$—	$1,602

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 13 Weeks Ended May 4, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$136	$(43)	$145	$(102)	$136
Impairment and other costs	—	—	1	—	1
Equity in loss (earnings) of subsidiaries	(132)	30	—	102	—
Dividends received from subsidiaries	225	—	—	(225)	—
Depreciation and amortization	—	85	151	—	236
Gains on sale of real estate	—	(24)	(19)	—	(43)
Changes in assets, liabilities and other items not separately identified	78	(118)	(328)	—	(368)
Net cash provided (used) by operating activities	307	(70)	(50)	(225)	(38)
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(52)	(178)	—	(230)
Other, net	—	—	(7)	—	(7)
Net cash used by investing activities	—	(52)	(185)	—	(237)
Cash flows from financing activities:
Debt repaid	—	(3)	—	—	(3)
Dividends paid	(116)	—	(225)	225	(116)
Issuance of common stock	6	—	—	—	6
Intercompany activity, net	(700)	214	486	—	—
Other, net	(93)	28	20	—	(45)
Net cash provided (used) by financing activities	(903)	239	281	225	(158)
Net increase (decrease) in cash, cash equivalents and restricted cash	(596)	117	46	—	(433)
Cash, cash equivalents and restricted cash at beginning of period	889	64	295	—	1,248
Cash, cash equivalents and restricted cash at end of period	$293	$181	$341	$—	$815

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "first quarter of 2020" and "first quarter of 2019" are to the Company's 13-week fiscal periods ended May 2, 2020 and May 4, 2019, respectively. References to "2020" and "2019" are to the Company's 52-week periods ended January 30, 2021 and February 1, 2020, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2019 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2019 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on page 32.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has had a negative impact on the Company's fiscal 2020 operations and financial results to date, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to the severity and duration of the pandemic. The following summarizes the actions taken and impacts from the COVID-19 pandemic during and subsequent to the 13 weeks ended May 2, 2020.

•
The Company temporarily closed all stores on March 18, 2020, which included all Macy’s, Bloomingdale’s, Bluemercury, Macy’s Backstage, Bloomingdales the Outlet and Market by Macy’s stores. The first tranche of stores began reopening on May 4, 2020 and as of July 1, 2020, nearly all the Company's stores have been reopened.

As a result of store closures, the Company recognized an approximate $300 million inventory write-down, primarily on fashion merchandise, during the 13 weeks ended May 2, 2020.

•
In an effort to increase liquidity, the Company fully drew on its $1,500 million credit facility, announced the suspension of quarterly cash dividends beginning in the second quarter of 2020 and took additional steps to reduce discretionary spending. The Company's Board of Directors rescinded its authorization of any unused amounts under the Company's share repurchase program. In June 2020, the Company completed financing activities of nearly $4.5 billion. See Note 7, "Financing Activities," for further discussion on these activities.

•
To improve the Company's current cash position and reduce its cash expenditures during this uncertain time, the Company's Board of Directors and Chief Executive Officer did not receive compensation from the beginning of the COVID-19 crisis through June 30, 2020. In addition, the Company deferred cash expenditures where possible and temporarily implemented a furlough for the majority of its employee population that will end at the beginning of July 2020. Certain executives not impacted by the furlough took a temporary reduction of their pay through June 30, 2020.

In the first quarter of 2020, the Company deferred rent payments for a significant number of its stores. The Company has elected to treat the COVID-19 pandemic-related rent deferrals as accrued liabilities. The Company will continue to recognize expense during the deferral periods.

In June 2020, the Company announced a restructuring that will align its cost base with anticipated near-term sales as the business recovers from the impact of the COVID-19 pandemic. The Company will reduce corporate and management headcount by approximately 3,900. Additionally, the Company has reduced staffing across its stores portfolio, supply chain and customer support network, which it will adjust as sales recover. The Company expects the actions announced to generate expense savings of approximately $365 million in fiscal 2020 and approximately $630 million on an annualized basis. These savings will be on top of the anticipated $1.5 billion in annual expense savings announced in February, which the Company expects to fully realize by year-end 2022. For fiscal 2020, the Company expects pre-tax costs of approximately $180 million for these restructuring activities, the majority of which will be recorded in the second quarter of 2020 and all of which will be in cash.

MACY'S, INC.

•
During the 13 weeks ended May 2, 2020, the Company incurred non-cash impairment charges on long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value. The Company also incurred a non-cash impairment charge on goodwill as a result of the sustained decline in the Company's market capitalization and decline in projected cash flows primarily as a result of the COVID-19 pandemic. See Note 3, "Impairment, Restructuring and Other Costs" and Note 4, "Goodwill and Indefinite Lived Intangible Assets", respectively, for further discussion of these charges.

•
On March 27, 2020, the CARES Act was signed into law, providing payroll tax credits for employee retention, deferral of payroll taxes, and several income tax provisions including modifications to the net interest deduction limitation, changes to certain property depreciation and allows for carryback of certain operating losses.

The COVID-19 pandemic continues to have a material adverse impact on the Company's operational performance, financial results and cash flows, although the full impact will depend on future developments, including the continued spread and duration of the outbreak and any related restrictions, all of which are highly uncertain and cannot be predicted. The Company continues to monitor the situation closely.

Polaris Strategy

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

The impact of the COVID-19 pandemic has caused the Company to examine every aspect of the Polaris strategy to determine where the Company should accelerate, where the Company will continue but with an adjusted focus and where the Company will pause initiatives. The Company may incur significant additional charges in future periods as it more fully defines incremental Polaris strategy initiatives and moves into the execution phases of these projects. Since the scope of such efforts are not fully known at this time, the benefits of such initiatives, and any related charges or capital expenditures, are not currently quantifiable. Actions associated with the Polaris strategy are currently expected to continue through 2022.

MACY'S, INC.

Results of Operations
Comparison of the First Quarter of 2020 and the First Quarter of 2019

	First Quarter of 2020		First Quarter of 2019
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$3,017		$5,504
Credit card revenues, net	131	4.3%	172	3.1%

Cost of sales	(2,501)	(82.9)%	(3,403)	(61.8)%
Selling, general and administrative expenses	(1,598)	(52.9)%	(2,112)	(38.4)%
Gains on sale of real estate	16	0.5%	43	0.8%
Impairment, restructuring and other costs	(3,184)	(105.5)%	(1)	—%
Operating income (loss)	(4,119)	(136.5)%	203	3.7%
Benefit plan income, net	9		7
Interest expense, net	(47)		(47)
Income (loss) before income taxes	(4,157)		163
Federal, state and local income tax benefit (expense)	576		(27)
Net income (loss)	$(3,581)		$136

Diluted earnings (loss) per share	$(11.53)		$0.44

Supplemental Financial Measure
Gross margin (a)	$516	17.1%	$2,101	38.2%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$(2.03)		$0.44

(a) Gross margin is defined as net sales less cost of sales.
Net Sales
Net sales for the first quarter of 2020 decreased $2,487 million, or 45.2%, compared to the first quarter of 2019. The Company's first quarter of 2020 sales were negatively impacted by the closure of all stores on March 18, 2020, resulting in stores sales being significantly down compared to first quarter of 2019. However, while digital sales also slowed during the first quarter of 2020, the decline in digital sales was in the low single digits versus the prior year quarter. The strongest performing categories during the first quarter of 2020 were home, fine jewelry, beauty, active wear, sleepwear and kids. Sales performance was weaker in women’s and men's apparel, including dresses and suits.
Credit Card Revenues, Net
Credit card revenues, net were $131 million in the first quarter of 2020, a decrease of $41 million, or 23.8%, compared to $172 million recognized in the first quarter of 2019 with credit penetration versus the first quarter of 2019 being approximately the same at 46%. New accounts were down significantly in the first quarter of 2020 versus the first quarter of 2019, which is primarily a reflection of stores not being open for the last six weeks of the quarter and drove the year-over-year decline.
Gross Margin
Gross margin was 17.1% in the first quarter of 2020 compared to 38.2% in the first quarter of 2019. The reason for the decline was due to increased net markdowns as compared to the first quarter of 2019 as well as the recognition of an approximate $300 million inventory write-down primarily on fashion merchandise during the 13 weeks ended May 2, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses for the first quarter of 2020 decreased $514 million from the first quarter of 2019. The decrease in SG&A expense dollars reflects the discretionary spending freeze implemented by the Company in response to the COVID-19 pandemic.

MACY'S, INC.

Impairment, Restructuring and Other Costs

During the 13 weeks ended May 2, 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $3,150 million consisting of:

•
$3,070 million of goodwill impairments, with $2,972 million attributable to the Macy's reporting unit and $98 million attributable to the Bluemercury reporting unit. See discussion at Note 4, "Goodwill and Indefinite Lived Intangible Assets."

•	$80 million of impairments on long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.
The first quarter of 2020 also included $34 million of restructuring and other costs related to severance activity and other costs associated with organizational restructuring, primarily associated with the Polaris strategy. See discussion at Note 3, "Impairment, Restructuring and Other Costs."
Effective Tax Rate
The Company's effective tax rate of 13.9% on the pretax loss for the first quarter of 2020 reflects the impact of the non-tax deductible component of the goodwill impairment charge offset partially by the carryback of net operating losses as permitted under the CARES Act. Additionally, the first quarter of 2019 effective tax rate of 16.6% was favorably impacted by the settlement of certain tax matters.
Diluted Earnings (Loss) Per Share
Diluted loss per share for the first quarter of 2020 decreased $11.97 compared to the first quarter of 2019, reflecting lower net income resulting from the impact of the COVID-19 pandemic.

Cash Flow, Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Because of the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company's results of operations and cash flows. The Company has proactively taken steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, suspension of the Company's quarterly dividend, drawing the full $1,500 million available under the Company's credit agreement as of May 2, 2020, and executing additional financing transactions subsequent to the first quarter of 2020 as discussed in more detail below.
Operating Activities
Net cash used by operating activities in the first quarter of 2020 was $164 million, compared to $38 million in the first quarter of 2019. The difference in operating cash flows period over period is due to the net loss driven by the impact of the COVID-19 pandemic, primarily resulting from the temporary closure of the Company's physical store location partially offset by the cash management strategies including reduced spending and extension of payment terms during the COVID-19 pandemic.
Investing Activities
Net cash used by investing activities was $113 million in the first quarter of 2020, compared to $237 million in the first quarter of 2019. The decrease in the first quarter of 2020 is primarily due to a $104 million reduction in capital spending compared to the first quarter of 2019 as a result of the COVID-19 pandemic.
Financing Activities
Net cash provided by the Company for financing activities was $1,148 million for the first quarter of 2020, including debt issued of $1,500 million, partially offset by a decrease in outstanding checks of $231 million resulting from the Company's reduction in spending and $117 million of cash dividends. Net cash used by the Company for financing activities was $158 million for the first quarter of 2019, including payment of $116 million of cash dividends.
As of May 2, 2020, the Company was party to a credit agreement with certain financial institutions. The credit agreement provided for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million. The credit agreement was scheduled to expire on May 9, 2024, subject to up to two one-year extensions that may be requested by the Company and agreed to by the lenders. As of May 2, 2020, the Company had $1,500 million of borrowings outstanding under the credit agreement.

MACY'S, INC.

The Company is party to a $1,500 million unsecured commercial paper program. The Company may issue and sell commercial paper in an aggregate amount outstanding at any particular time not to exceed its then-current combined borrowing availability under its bank credit agreement. As of May 2, 2020, the Company did not have any borrowings outstanding under its commercial paper program.
As of May 2, 2020, the Company was required under its credit agreement to maintain a specified interest coverage ratio for the latest four quarters of no less than 3.25 and a specified leverage ratio as of and for the latest four quarters of no more than 3.75. The Company's interest coverage ratio for the first quarter of 2020 was 6.55 and its leverage ratio at May 2, 2020 was 4.69, in each case as calculated in accordance with the credit agreement. On June 8, 2020, the Company amended the credit agreement in conjunction with the additional financing as discussed further below. The amendment of the credit agreement, discussed further below, removed the interest coverage and leverage ratio requirements.
June 2020 Financing Activities

Secured Debt Issuance

On June 8, 2020, the Company issued $1,300 million aggregate principal amount of 8.375% senior secured notes due 2025 (the "Notes"). The Notes bear interest at a rate of 8.375% per annum, which accrues from June 8, 2020 and is payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The Notes mature on June 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by Macy’s, Inc. and are secured on a first-priority basis by (i) a first mortgage/deed of trust in certain real property of subsidiaries of Macy’s, Inc. that were transferred to Macy’s Propco Holdings, LLC, a newly created direct, wholly-owned subsidiary of Macy’s, Inc. (“Propco”), and (ii) a pledge by Propco of the equity interests in its subsidiaries that own such transferred real property. The Notes are, jointly and severally, unconditionally guaranteed on a secured basis by Propco and its subsidiaries and unconditionally guaranteed on an unsecured basis by Macy’s Retail Holdings, LLC. (f/k/a Macy’s Retail Holdings, Inc.) (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc. The Company used the proceeds of the Notes offering, along with cash on hand, to repay the outstanding borrowings under the existing $1,500 million unsecured credit agreement.

Entry into Asset-Based Credit Facility

On June 8, 2020, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect wholly owned subsidiary of the Company, and its parent, Macy’s Inventory Holdings LLC (the “ABL Parent”), entered into an asset-based credit agreement (the “ABL Credit Facility”) with Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. The ABL Credit Facility provides the ABL Borrower with (i) a $2,851 million revolving credit facility (the “Revolving ABL Facility”), including a swingline sub-facility and a letter of credit sub-facility, and (ii) a bridge revolving credit facility of up to $300 million (the “Bridge Facility”). The ABL Borrower may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million.

Additionally on June 8, 2020 and concurrently with closing the ABL Credit Facility, the ABL Borrower purchased all presently existing inventory, and assumed the liabilities in respect of all presently existing and outstanding trade payables owed to vendors in respect of such inventory, from MRH and certain wholly owned subsidiaries of MRH. The ABL Credit Facility is secured on a first priority basis (subject to customary exceptions) by (i) all assets of the ABL Borrower including all such inventory and the proceeds thereof and (ii) the equity of the ABL Borrower. The ABL Parent guaranteed the ABL Borrower’s obligations under the ABL Credit Facility. The Revolving ABL Facility matures on May 9, 2024, and the Bridge Facility matures on December 30, 2020.

The ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) 80% (which shall automatically increase to 90% upon the satisfaction of certain conditions, including the delivery of an initial appraisal of the inventory) of the net orderly liquidation percentage of eligible inventory, minus (b) customary reserves. Amounts borrowed under the ABL Credit Facility are subject to interest at a rate per annum equal to (i) prior to the Step Down Date (as defined in the ABL Credit Facility), at the ABL Borrower’s option, either (a) adjusted LIBOR plus a margin of 2.75% to 3.00% or (b) a base rate plus a margin of 1.75% to 2.00%, in each case depending on revolving line utilization and (ii) after the Step Down Date, at the ABL Borrower’s option, either (a) adjusted LIBOR plus a margin of 2.25% to 2.50% or (b) a base rate plus a margin of 1.25% to 1.50%, in each case depending on revolving line utilization. The ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments, cash hoarding, and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.

MACY'S, INC.

The ABL Credit Facility also requires (1) the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any fiscal quarter on or after April 30, 2021 if (a) certain events of default have occurred and are continuing or (b) Availability plus Suppressed Availability (each as defined in the ABL Credit Facility) is less than the greater of (x) 10% of the Loan Cap (as defined in the ABL Credit Facility) and (y) $250 million, in each case, as of the end of such fiscal quarter and (2) prior to April 30, 2021, that the ABL Borrower not permit Availability plus Suppressed Availability to be lower than the greater of (x) 10% of the Loan Cap and (y) $250 million.

Amendment to Existing Credit Agreement

The Company substantially reduced the credit commitments of its existing $1,500 million unsecured credit agreement which now provides the Company with unsecured revolving credit of up to $75 million. The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default. In conjunction with this amendment the interest coverage ratio and leverage ratio, as previously discussed, were eliminated as covenant requirements.

Commencement of Exchange Offers and Consent Solicitations for Certain Outstanding Debt Securities of Macy’s Retail Holdings, LLC

In June 2020, MRH commenced offers to eligible holders to exchange (each, an “Exchange Offer” and, collectively, the “Exchange Offers”) (i) new 6.65% Senior Secured Debentures due 2024 (“New 2024 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.65% Senior Debentures due 2024 issued by MRH (“Old 2024 Notes”), (ii) new 6.7% Senior Secured Debentures due 2028 (“New 2028 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.7% Senior Debentures due 2028 issued by MRH (“Old 2028 Notes”), (iii) new 8.75% Senior Secured Debentures due 2029 (“New 2029 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 8.75% Senior Debentures due 2029 issued by MRH (“Old 2029 Notes”), (iv) new 7.875% Senior Secured Debentures due 2030 (“New 2030 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 7.875% Senior Debentures due 2030 issued by MRH (“Old 2030 Notes”), (v) new 6.9% Senior Secured Debentures due 2032 (“New 2032 Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.9% Senior Debentures due 2032 issued by MRH (“Old 2032 Notes”), and (vi) new 6.7% Senior Secured Debentures due 2034 (“New 2034 Notes” and, together with the New 2024 Notes, New 2028 Notes, New 2029 Notes, New 2030 Notes and New 2032 Notes, the “New Notes” and each series, a “series of New Notes”) to be issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.7% Senior Debentures due 2034 issued by MRH (“Old 2034 Notes” and, together with the Old 2024 Notes, Old 2028 Notes, Old 2029 Notes, Old 2030 Notes and Old 2032 Notes, the “Old Notes” and each series, a “series of Old Notes”). Each New Note issued in the Exchange Offers for a validly tendered Old Note will have an interest rate and maturity date that is identical to the interest rate and maturity date of the tendered Old Note, as well as identical interest payment dates and optional redemption prices. The New Notes will be MRH’s and Macy’s general, senior obligations and will be secured by a second-priority lien on the same collateral securing the Notes.

In addition, MRH is soliciting consents from holders of each series of Old Notes (each, a “Consent Solicitation” and, collectively, the “Consent Solicitations”) pursuant to the separate Consent Solicitation Statement (as defined below) to adopt certain proposed amendments to the indenture governing the Old Notes (the “Existing Indenture”) to conform certain provisions in the negative pledge covenant in the Existing Indenture to the provisions of the negative pledge covenant in MRH’s most recent indenture (the “Proposed Amendments”).

The Exchange Offers are scheduled to expire on July 24, 2020, with an early tender date of July 10, 2020. The Consent Solicitations also expire on July 10, 2020.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that excluding certain items from net income (loss) and diluted earnings (loss) per share that are no longer associated with the Company’s core operations and that may vary substantially in frequency and magnitude period-to-period provides useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales and to more readily compare these metrics between past and future periods.
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
Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share
The following is a tabular reconciliation of the non-GAAP financial measures of net income (loss) and diluted earnings (loss) per share, excluding certain items identified below, to GAAP net income (loss) and diluted earnings (loss) per share, which the Company believes to be the most directly comparable GAAP measures.

	First Quarter of 2020		First Quarter of 2019

	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
As reported	$(3,581)	$(11.53)	$136	$0.44
Impairment, restructuring and other costs	3,184	10.25	1	—
Income tax impact of certain items noted above	(233)	(0.75)	—	—
As adjusted	$(630)	$(2.03)	$137	$0.44

Critical Accounting Policies
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and bluemercury are the only reporting units with goodwill as of May 2, 2020, and 98% of the Company's goodwill is allocated to the Macy's reporting unit.
U.S. GAAP Accounting Methodologies
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

MACY'S, INC.

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
First Quarter of 2020 Impairment Analysis
As a result of the sustained decline in the Company's market capitalization and changes in the Company's long-term projections driven largely by the impacts of the COVID-19 pandemic, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite lived intangible assets. The Company determined the fair value of each of its reporting units using a market approach, an income approach, or a combination of both, where appropriate. Relative to the prior assessment, as part of this current assessment, it was determined that an increase in the discount rate applied in the valuation was required to align with market-based assumptions and company-specific risk. This higher discount rate, in conjunction with revised long-term projection resulted in lower fair values of the reporting units. As a result, the Company recognized $2,972 million and $98 million of goodwill impairment for the Macy's and bluemercury reporting units during the first quarter of 2020.

As of May 2, 2020, the Company elected to perform a qualitative impairment test on its intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and the intangible assets with indefinite lives were not impaired.
The Company continues to monitor the key inputs to the fair values of its reporting units. A continued decline in market capitalization or future declines in macroeconomic factors or business conditions may result in additional impairment charges in future periods.

New Pronouncements
Accounting Pronouncements Recently Adopted
See Part I, Item 1, “Financial Statements — Note 1 — Organization and Summary of Significant Accounting Policies.”

MACY'S, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2019 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2019 10-K.

Item 4.	Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 2, 2020, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of May 2, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Retail Hazardous Waste Matter. The District Attorneys for ten counties in California and the City of Los Angeles are investigating alleged non-compliance with laws and regulations enacted or adopted regulating the storage, transportation and disposal of hazardous waste in California at Macy’s stores and distribution centers. The Company is cooperating with the offices and agencies involved, which are focused on disposal and return of cosmetic products, and is committed to adopting policies and procedures as may be appropriate depending on the outcome of its investigation into this matter. No administrative or judicial proceedings have been initiated nor has a penalty demand been made. However, it is possible that the Company will pay penalties in excess of $100,000 in connection with this matter. The Company has established a $1 million reserve against potential loss. Although the Company is currently unable to predict the outcome of this matter or the amount or range of any possible loss, the Company does not believe the resolution of this matter will have a material adverse impact on the consolidated results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.
Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2019 10-K.
The risk factor “The recent outbreak of COVID-19 may have a significant negative impact on the Company's business and financial results” is deleted and replaced as follows:

The recent outbreak of COVID-19 has had and will continue to have a significant negative impact on the Company’s business and financial results.

In December 2019, there was an outbreak of COVID-19 in China that has since spread to the other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. As the pandemic continues to spread throughout the United States, businesses as well as federal, state and local governments have implemented significant actions to attempt to mitigate this public health crisis. Although the ultimate severity of the COVID-19 outbreak is uncertain at this time, the pandemic has had and will continue to have adverse impacts on the Company’s financial condition and results of operations, including, but not limited to:

•
On March 18, 2020, the Company temporarily closed all of its stores and subsequently furloughed the majority of its workforce. As different states and localities have begun to ease the regulations imposed to slow the spread of COVID-19, the Company has, in turn, recently begun to open a portion of its stores and expects to continue to do so over the coming weeks and months. The decision to reopen a store is driven by evaluating whether such decision is safe for the Company’s customers and employees as well as an evaluation of guidance provided by the federal, state and local governments. The duration of the impact of the COVID-19 pandemic is highly uncertain. There may be further outbreaks which could require the Company to close recently reopened stores, or it may take longer than the Company expects for conditions to improve sufficiently to allow reopening of additional stores. As a result, there can be no assurance as to whether recently reopened stores can remain open, whether or when any additional stores will be reopened or whether further store closures may be required. The Company experienced, and expects to continue to experience, significant reductions and volatility in demand for its retail products as customers are not able to purchase merchandise due to illness, quarantine or government or self-imposed restrictions placed on the Company’s stores’ operations. Additionally, social distancing measures or changes in consumer spending behaviors due to COVID-19 may continue to impact traffic in stores after normal operations are resumed and such actions could result in a loss of sales and profit. In addition, the Company expects to be impacted by the deterioration in the economic conditions in North America, which could have an impact on discretionary consumer spending. Finally, a so-called second wave of the COVID-19 pandemic could further delay the reopening of any of the Company’s stores and could also lead to further store closures. While it is premature to accurately predict the ultimate impact of these developments, the Company expects its results of operations will be adversely impacted in a significant manner.

•
The Company has experienced and will continue to experience temporary or long-term disruptions in its supply chain, as the outbreak has resulted in travel disruptions and has impacted manufacturing and distribution throughout the

MACY'S, INC.

world. The receipt of products or raw material sourced from impacted areas has been and will continue to be slowed or disrupted in the coming months which could impact the fulfillment of merchandise orders from the Company’s brand partners. Furthermore, transportation delays and cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities or social, economic, political or labor instability in the affected areas, have impacted and will continue to impact the Company, its suppliers’ operations and its customers.

•
The Company has been and may continue to be required to change its plan for inventory receipts, which could place financial pressure on its brand partners. Such actions may negatively impact relationships with brand partners or adversely impact their financial performance and position. If this occurs, current brand partners’ ability to meet their obligations to the Company may be impacted or the Company may also be required to identify new brand partner relationships.

•
The Company’s liquidity has been negatively impacted by the store closures. While the Company has obtained additional financing, further actions may be required to improve the Company’s cash position, including but not limited to, monetizing Company assets, elongating employee furloughs, and foregoing capital expenditures and other discretionary expenses. Failure to obtain additional financing or enhance the Company’s liquidity could lead to default on its current financing arrangements and impact the Company’s ability to meet its obligations as they come due.

The Company cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can it predict the severity and duration of its impact. As such, impacts of COVID-19 to the Company are highly uncertain and the Company will continue to assess the financial impacts. The disruption to the global economy and to the Company’s business may lead to triggering events that may indicate that the carrying value of certain assets, including inventories, long-lived assets, intangibles, and goodwill, may not be recoverable.

The extent of the impact of COVID-19 on the Company’s operations and financial results depends on future developments and is highly uncertain due to the unknown duration and severity of the outbreak. The situation is changing rapidly and future impacts may materialize that are not yet known.

MACY'S, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the first quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
February 2, 2020 – February 29, 2020	41	13.39	—	1,716
March 1, 2020 – April 4, 2020	—	—	—	—
April 5, 2020 – May 2, 2020	1	5.63	—	—
	42	19.02	—
 ___________________

(1)
Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock . As of February 2, 2020, $1,716 million of authorization remained unused. On March 26, 2020, the Company's Board of Directors rescinded its authorization of the remaining unused amount.

Item 5.	Other Information.
Forward-Looking Statements
This report and other reports, statements and information previously or subsequently filed by the Company with the SEC contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including risks and uncertainties relating to:

•
the effects of the weather, natural disasters, and health pandemics, including the COVID-19 pandemic, on the Company’s business, including the ability to open stores, customer demand and its supply chain, as well as its consolidated results of operations, financial position and cash flows;

•	the possible invalidity of the underlying beliefs and assumptions;

•	the Company’s ability to successfully implement its Polaris strategy, including the ability to realize the anticipated benefits within the expected time frame or at all;

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

MACY'S, INC.

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

4.1
Indenture, dated as of June 8, 2020, among Macy’s, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee and collateral trustee, relating to the Company’s 8.375% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2020)

4.2	Form of 8.375% Senior Secured Note due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2020)

4.3
First Supplemental Indenture to 1991 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4
Second Supplemental Indenture to 1991 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.5
Eleventh Supplemental Indenture to 1994 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee

4.6
Twelfth Supplemental Indenture to 1994 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee

4.7
Second Supplemental Indenture to 1996 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.8
Third Supplemental Indenture to 1996 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.9
Eighth Supplemental Indenture to 1997 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee

4.10
Ninth Supplemental Indenture to 1997 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee

4.11
Seventh Supplemental Indenture to 2006 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee

4.12
Eighth Supplemental Indenture to 2006 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee

4.13
Eighth Supplemental Indenture to 2012 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.14
Ninth Supplemental Indenture to 2012 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.15
Third Supplemental Indenture to 1991 Indenture dated as of June 26, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.16
Thirteenth Supplemental Indenture to 1994 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee

4.17
Fourth Supplemental Indenture to 1996 Indenture dated as of June 26, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.18
Tenth Supplemental Indenture to 1997 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee

4.19
Ninth Supplemental Indenture to 2006 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee

4.20
Tenth Supplemental Indenture to 2012 Indenture dated as of June 26, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1
Credit Agreement, dated as of June 8, 2020, among Macy’s Inventory Funding LLC, as the Borrower, Macy’s Inventory Holdings LLC, as Parent, Bank of America, N.A., as Agent, L/C Issuer and Swing Line Lender, the other lenders party thereto, BofA Securities, Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Capital Markets LLC and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Fifth Third Bank, National Association, MUFG Union Bank, N.A., as Co-Syndication Agents and Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2020)

10.2
Amendment No. 1 to Credit Agreement dated as of June 8, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (f/k/a Macy’s Retail Holdings, Inc.), as Borrower, Macy’s, Inc., a Delaware corporation, as Parent, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2020)

10.3	Senior Executive Incentive Compensation Plan, as amended March 26, 2020*

10.4	Advisory Agreement dated as of April 6, 2020 by and between Macy’s, Inc. and Paula A. Price* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, filed on July 2, 2020, are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________
*Constitutes a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary

By:	/s/ PAUL GRISCOM
Paul Griscom Vice President, Financial Reporting and Interim Chief Accounting Officer
Date: July 2, 2020