Form 10-Q/A
period 2020-05-02
Macy's, Inc.
filed 2020-08-14
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed to amend the quarterly report on Form 10-Q for the quarter ended May 2, 2020 (the “Quarterly Report”) filed by Macy’s, Inc. (the “Company”) on July 2, 2020. The Company is filing this Amendment solely to add disclosure on the reasons why the Company could not timely file the Quarterly Report and relied on the order of the U.S. Securities and Exchange Commission (the “SEC”) issued under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by the SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), for an extension of the original due date of June 11, 2020 for the Quarterly Report. The Company made the original filing on July 2, 2020, within 45 days of the original due date, as permitted under the Order. The additional disclosure regarding the reason why the Company relied on the Order is hereby added below.

Macy's, Inc. is filing this quarterly report on Form 10-Q after the June 11, 2020 (the “Original Due Date”) deadline applicable to it for the filing of the Quarterly Report in reliance on the 45-day extension provided by the Order.
On May 7, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. The impact of the novel coronavirus (“COVID-19”) on the Company and its employees, including the impact of the Company’s decision to furlough the majority of its workforce slowed the Company’s routine quarterly close process. These conditions caused significant disruptions to the Company’s operations including requiring key personnel to devote considerable time and resources to manage emerging issues impacting its business. This, in turn, caused delays in the Company’s ability to complete the First Quarter Form 10-Q. The Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date, or July 27, 2020.
In addition, as required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Since no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including the certifications required under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the original filing of the Quarterly Report or reflect any events that have occurred after the original filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the original filing was made. No changes have been made to the financial statements of the Company as contained in the original filing of the Quarterly Report. Accordingly, this Amendment should be read together with the original filing of the Quarterly Report and the Company’s other filings with the SEC.

Item 6.    Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Changes from amendment and included herewith

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

Date: August 14, 2020