Form 10-Q
period 2020-08-01
Macy's, Inc.
filed 2020-09-03
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2020
Common Stock, $.01 par value per share	310,245,594 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$3,559	$5,546	$6,576	$11,050
Credit card revenues, net	168	176	299	348

Cost of sales	(2,718)	(3,395)	(5,219)	(6,798)
Selling, general and administrative expenses	(1,398)	(2,177)	(2,995)	(4,287)
Gains on sale of real estate	—	7	16	49
Impairment, restructuring and other costs	(242)	(2)	(3,426)	(3)
Operating income (loss)	(631)	155	(4,749)	359
Benefit plan income, net	12	8	21	15
Settlement charges	(38)	—	(38)	—
Interest expense	(70)	(52)	(120)	(106)
Financing costs	(3)	—	(3)	—
Interest income	1	5	3	12
Income (loss) before income taxes	(729)	116	(4,886)	280
Federal, state and local income tax benefit (expense)	298	(30)	874	(57)
Net income (loss)	$(431)	$86	(4,012)	223
Basic earnings (loss) per share	$(1.39)	$0.28	$(12.91)	$0.72
Diluted earnings (loss) per share	$(1.39)	$0.28	$(12.91)	$0.71

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income (loss)	$(431)	$86	$(4,012)	$223
Other comprehensive income (loss):
Actuarial gain on post employment and postretirement benefit plans, before tax	19	—	19	—
Reclassifications to net income (loss):
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	11	7	23	15
Settlement charges, before tax	38	—	38	—
Tax effect related to items of other comprehensive income	(17)	(2)	(20)	(4)
Total other comprehensive income, net of tax effect	51	5	60	11
Comprehensive income (loss)	$(380)	$91	$(3,952)	$234

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,395	$685	$674
Receivables	184	409	240
Merchandise inventories	3,582	5,188	5,029
Prepaid expenses and other current assets	470	528	603
Total Current Assets	5,631	6,810	6,546
Property and Equipment - net of accumulated depreciation and amortization of $4,642, $4,392 and $4,748	6,279	6,633	6,483
Right of Use Assets	3,035	2,668	2,636
Goodwill	828	3,908	3,908
Other Intangible Assets – net	438	439	440
Other Assets	1,403	714	728
Total Assets	$17,614	$21,172	$20,741
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$539	$539	$6
Merchandise accounts payable	1,409	1,682	1,674
Accounts payable and accrued liabilities	2,906	3,448	2,739
Income taxes	—	81	20
Total Current Liabilities	4,854	5,750	4,439
Long-Term Debt	4,851	3,621	4,680
Long-Term Lease Liabilities	3,269	2,918	2,836
Deferred Income Taxes	921	1,169	1,206
Other Liabilities	1,395	1,337	1,265
Shareholders' Equity	2,324	6,377	6,315
Total Liabilities and Shareholders’ Equity	$17,614	$21,172	$20,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 1, 2020	$3	$621	$7,989	$(1,241)	$(995)	$6,377
Net loss			(3,581)			(3,581)
Other comprehensive income					9	9
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		6				6
Stock issued under stock plans		(62)		61		(1)
Other					4	4
Balance at May 2, 2020	3	565	4,291	(1,180)	(982)	2,697
Net loss			(431)			(431)
Other comprehensive income					51	51
Stock-based compensation expense		7				7
Stock issued under stock plans		(4)		4		—
Balance at August 1, 2020	$3	$568	$3,860	$(1,176)	$(931)	$2,324

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 2, 2019	$3	$652	$8,050	$(1,318)	$(951)	$6,436
Cumulative-effect adjustment (a)			(158)			(158)
Net income			136			136
Other comprehensive income					6	6
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		14				14
Stock issued under stock plans		(60)		66		6
Balance at May 4, 2019	3	606	7,911	(1,252)	(945)	6,323
Net income			86			86
Other comprehensive income					5	5
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		14				14
Stock issued under stock plans		(3)		4		1
Other			3			3
Balance at August 3, 2019	$3	$617	$7,883	$(1,248)	$(940)	$6,315
(a) Represents the cumulative-effect adjustment to retained earnings for the adoption of Accounting Standards Update 2016-02 (ASU-2016-02), Leases (Topic 842), on February 3, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	26 Weeks Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net income (loss)	$(4,012)	$223
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Impairment, restructuring and other costs	3,426	3
Settlement charges	38	—
Depreciation and amortization	472	472
Stock-based compensation expense	13	28
Gains on sale of real estate	(16)	(49)
Benefit plans	23	15
Amortization of financing costs and premium on acquired debt	4	1
Deferred income taxes	(265)	17
Changes in assets and liabilities:
Decrease in receivables	222	160
Decrease in merchandise inventories	1,598	234
Decrease in prepaid expenses and other current assets	31	19
Increase (decrease) in merchandise accounts payable	(188)	55
Decrease in accounts payable and accrued liabilities	(605)	(619)
Decrease in current income taxes	(695)	(149)
Change in other assets and liabilities	(53)	(60)
Net cash provided (used) by operating activities	(7)	350
Cash flows from investing activities:
Purchase of property and equipment	(228)	(378)
Capitalized software	(61)	(123)
Disposition of property and equipment	31	59
Other, net	(14)	(12)
Net cash used by investing activities	(272)	(454)
Cash flows from financing activities:
Debt issued	2,780	—
Debt issuance costs	(98)	(3)
Debt repaid	(1,504)	(39)
Dividends paid	(117)	(233)
Decrease in outstanding checks	(111)	(128)
Issuance of common stock	—	6
Net cash provided (used) by financing activities	950	(397)
Net increase (decrease) in cash, cash equivalents and restricted cash	671	(501)
Cash, cash equivalents and restricted cash beginning of period	731	1,248
Cash, cash equivalents and restricted cash end of period	$1,402	$747
Supplemental cash flow information:
Interest paid	$104	$107
Interest received	4	12
Income taxes paid (net of refunds received)	86	189
Note: Restricted cash of $7 million and $73 million have been included with cash and cash equivalents for the 26 weeks ended August 1, 2020 and August 3, 2019, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Guam and Puerto Rico. As of August 1, 2020, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage and bluemercury.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Comprehensive Income (Loss)
Total comprehensive income (loss) represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income (loss). For the Company, the only other components of total comprehensive income (loss) for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income (loss) before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Operations. See Note 8, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2. Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has had a negative impact on the Company's fiscal 2020 operations and financial results to date, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to the severity and duration of the pandemic. The following summarizes the actions taken and impacts from the COVID-19 pandemic during the 13 and 26 weeks ended August 1, 2020.

•The Company temporarily closed all stores on March 18, 2020, which included all Macy’s, Bloomingdale’s, Bluemercury, Macy’s Backstage, Bloomingdales the Outlet and Market by Macy’s stores. Stores began reopening on May 4, 2020 and substantially all of the Company's stores have been reopened as of August 1, 2020.

•In an effort to increase liquidity, the Company fully drew on its $1,500 million credit facility, announced the suspension of quarterly cash dividends beginning in the second quarter of 2020 and took additional steps to reduce discretionary spending. The Company's Board of Directors also rescinded its authorization of any unused amounts under the Company's share repurchase program. In June 2020, the Company completed financing activities totaling nearly $4.5 billion and used a portion of the proceeds from these activities, as well as cash on hand, to repay its credit facility. To create greater flexibility for future liquidity needs, the Company executed an exchange offer and consent solicitation in July 2020 for $465 million of previously issued unsecured notes. See Note 7, "Financing Activities," for further discussion on these activities.

•To improve the Company's cash position and reduce its cash expenditures, the Company's Board of Directors and Chief Executive Officer did not receive compensation from April 1, 2020 through June 30, 2020. In addition, the Company deferred cash expenditures where possible and temporarily implemented a furlough for the majority of its colleague population which ended for most colleagues at the beginning of July 2020, with the remainder expected to return in the third quarter of 2020. Certain executives not impacted by the furlough took a temporary reduction of their pay through June 30, 2020.

In June 2020, the Company announced a restructuring that aligns its cost base with anticipated near-term sales as the business recovers from the impact of the COVID-19 pandemic. The Company reduced corporate and management headcount by approximately 3,900. Additionally, the Company reduced staffing across its stores portfolio, supply chain and customer support network, which it will adjust as sales recover. During the second quarter of 2020, the Company recognized $154 million of expense for severance related to this reduction in force, of which nearly half was paid during the quarter.

During the 13 and 26 weeks ended August 1, 2020, the Company deferred rent payments for a significant number of its stores. COVID-19 pandemic-related rent deferrals are included in accounts payable and accrued liabilities. The Company continues to recognize expense during the deferral periods based on the contractual terms of the lease agreements.

•During the 13 and 26 weeks ended August 1, 2020, the Company incurred non-cash impairment charges including those related to long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value. The Company also incurred a non-cash impairment charge on goodwill as a result of the sustained decline in the Company's market capitalization and decline in projected cash flows primarily as a result of the COVID-19 pandemic. See Note 3, "Impairment, Restructuring and Other Costs" and Note 4, "Goodwill and Indefinite Lived Intangible Assets," respectively, for further discussion of these charges.

•On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") was signed into law, which included payroll tax credits for employee retention, deferral of payroll taxes, and several income tax provisions, including modifications to the net interest deduction limitation, changes to certain property depreciation and carryback of certain operating losses.

The impacts of the CARES Act have been included in the estimation of the Company's annual effective tax rate and the income tax benefit recognized during the 13 and 26 weeks ended August 1, 2020. Specifically, the Company has estimated an annual net operating loss that will be available for carryback at a 35% federal income tax rate rather than

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

the current 21% federal income tax rate. During the 26 weeks ended August 1, 2020, the resultant benefit of this rate differential was offset by the impact of the non-tax deductible component of the goodwill impairment charge and additional income tax expense associated with deferred tax remeasurement during the first quarter of 2020. The net impact of these items is the primary driver of the effective tax rate decrease when compared to the same period in 2019. As of August 1, 2020, the Company recognized a $599 million income tax receivable, which is included within Other Assets on the Consolidated Balance Sheets.

In addition, during the 13 and 26 weeks ended August 1, 2020, the Company recognized $18 million and $60 million, respectively, in employee retention payroll tax credits and elected to defer payment of the employer portion of social security taxes.

3. Impairment, Restructuring and Other Costs

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(millions)
Impairments	$15	$1	$3,164	$1
Restructuring	169	—	194	—
Other	58	1	68	2
Total	$242	$2	$3,426	$3

During the 13 and 26 weeks ended August 1, 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $3,164 million the majority of which consisted of:

•$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy's reporting unit and $98 million attributable to the Bluemercury reporting unit. See discussion at Note 4, "Goodwill and Indefinite Lived Intangible Assets."

•$80 million of impairments on long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

The Company also recognized $154 million of expense for severance during the 13 and 26 weeks ended August 1, 2020 associated with the reduction in force in response to the COVID-19 pandemic. Nearly half of this severance was paid during the second quarter of 2020.

A summary of the restructuring and other cash activity for the 13 and 26 weeks ended August 1, 2020 related to the Polaris strategy, which was announced in February 2020 and are included within accounts payable and accrued liabilities, is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at February 1, 2020	$115	$9	$124
Additions charged to expense	25	7	32
Cash payments	(82)	(6)	(88)
Balance at May 2, 2020	58	10	68
Additions charged to expense	15	6	21
Cash payments	(67)	(6)	(73)
Balance at August 1, 2020	$6	$10	$16

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4. Goodwill and Indefinite Lived Intangible Assets

	August 1, 2020	February 1, 2020	August 3, 2019
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,290	$9,290
Accumulated impairment losses	(8,462)	(5,382)	(5,382)
	828	3,908	3,908
Tradenames	403	403	403
	$1,231	$4,311	$4,311

As a result of the sustained decline in the Company's market capitalization and changes in the Company's long-term projections driven largely by the impacts of the COVID-19 pandemic, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite lived intangible assets during the first quarter of 2020. The Company determined the fair value of each of its reporting units using a market approach or a combination of a market approach and income approach, as appropriate. Relative to the prior assessment, as part of this current assessment, it was determined that an increase in the discount rate applied in the valuation was required to align with market-based assumptions and company-specific risk. This higher discount rate, in conjunction with revised long-term projections, resulted in lower fair values of the reporting units. As a result the Company recognized $2,982 million and $98 million of goodwill impairment for the Macy's and bluemercury reporting units, respectively, during the 26 weeks ended August 1, 2020, which included an additional $10 million impairment adjustment to properly reflect certain income tax considerations during the 13 weeks ended August 1, 2020.

As of May 2, 2020, the Company elected to perform a qualitative impairment test on its intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and the intangible assets with indefinite lives were not impaired.

For the Company's annual impairment assessment as of the end of fiscal May, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and intangible assets with indefinite lives were not impaired.

5. Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	August 1, 2020			August 3, 2019
	Net Loss		Shares	Net Income		Shares
	(millions, except per share data)
Net income (loss)	$(431)		310.3	$86		308.9
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$(431)		311.2	$86		309.8
Basic earnings (loss) per share		$(1.39)			$0.28
Effect of dilutive securities:
Stock options and restricted stock units			—			1.8
	$(431)		311.2	$86		311.6
Diluted earnings (loss) per share		$(1.39)			$0.28

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	26 Weeks Ended
	August 1, 2020			August 3, 2019
	Net Loss		Shares	Net Income		Shares
	(millions, except per share data)
Net income (loss)	$(4,012)		310.0	$223		308.6
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$(4,012)		310.9	$223		309.5
Basic earnings (loss) per share		$(12.91)			$0.72
Effect of dilutive securities:
Stock options and restricted stock units			—			2.0
	$(4,012)		310.9	$223		311.5
Diluted earnings (loss) per share		$(12.91)			$0.71

For the 13 and 26 weeks ended August 1, 2020, as a result of the net loss for the quarter and year to date period, all options and restricted stock units have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Stock options to purchase 16.7 million shares of common stock and restricted stock units relating to 10.1 million shares of common stock outstanding at August 1, 2020 were excluded from the computation of diluted earnings per share.

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
For the 13 and 26 weeks ended August 1, 2020, Macy's accounted for 89% and 88%, respectively, of the Company's net sales. For each of the 13 and 26 weeks ended August 3, 2019, Macy's accounted for 88% of the Company's net sales. Disaggregation of the Company's net sales by family of business for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019 were as follows:

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
Net sales by family of business	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$1,381	$2,039	$2,596	$4,191
Women's Apparel	626	1,269	1,205	2,582
Men's and Kids'	727	1,266	1,299	2,468
Home/Other (a)	825	972	1,476	1,809
Total	$3,559	$5,546	$6,576	$11,050
(a) Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $140 million, $269 million and $227 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively. Included in prepaid expenses and other current assets is an asset totaling $114 million, $147 million and $154 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $675 million, $839 million and $654 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively.
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

7. Financing Activities

Prior to June 2020, the Company was party to a credit agreement with certain financial institutions. The credit agreement provided for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million. The credit agreement was scheduled to expire on May 9, 2024, subject to up to two one-year extensions that could be requested by the

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Company and agreed to by the lenders. On March 19, 2020, due to the impacts of the COVID-19 pandemic, the Company elected to draw on the full $1,500 million available under the agreement. As discussed further below, during the second quarter of 2020, this amount was repaid and the credit agreement amended.

2020 Financing Activities

Secured Debt Issuance

On June 8, 2020, the Company issued $1,300 million aggregate principal amount of 8.375% senior secured notes due 2025 (the "Notes"). The Notes bear interest at a rate of 8.375% per annum, which accrues from June 8, 2020 and is payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The Notes mature on June 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by Macy’s, Inc. and are secured on a first-priority basis by (i) a first mortgage/deed of trust in certain real property of subsidiaries of Macy’s, Inc. that was transferred to subsidiaries of Macy’s Propco Holdings, LLC, a newly created direct, wholly owned subsidiary of Macy’s, Inc. (“Propco”), and (ii) a pledge by Propco of the equity interests in its subsidiaries that own such transferred real property. The Notes are, jointly and severally, unconditionally guaranteed on a secured basis by Propco and its subsidiaries and unconditionally guaranteed on an unsecured basis by Macy’s Retail Holdings, LLC (f/k/a Macy’s Retail Holdings, Inc.) (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc. The Company used the proceeds of the Notes offering, along with cash on hand, to repay the outstanding borrowings under the existing $1,500 million unsecured credit agreement.

Entry into Asset-Based Credit Facility

On June 8, 2020, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect wholly owned subsidiary of the Company, and its parent, Macy’s Inventory Holdings LLC (the “ABL Parent”), entered into an asset-based credit agreement (the “ABL Credit Facility”) with Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. The ABL Credit Facility provides the ABL Borrower with (i) a $2,926 million revolving credit facility (the “Revolving ABL Facility”), including a swingline sub-facility and a letter of credit sub-facility, and (ii) a bridge revolving credit facility of up to $300 million (the “Bridge Facility”). The ABL Borrower may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

such fiscal quarter and (2) prior to April 30, 2021, that the ABL Borrower not permit Availability plus Suppressed Availability to be lower than the greater of (x) 10% of the Loan Cap and (y) $250 million.

Amendment to Existing Credit Agreement

On June 8, 2020, the Company substantially reduced the credit commitments of its existing $1,500 million unsecured credit agreement, which now provides the Company with unsecured revolving credit of up to $25 million. The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default.

Exchange Offers and Consent Solicitations for Certain Outstanding Debt Securities of Macy’s Retail Holdings, LLC

During the second quarter of 2020, MRH completed exchange offers (each, an “Exchange Offer” and, collectively, the “Exchange Offers”) with eligible holders and received related consents in consent solicitations for each series of notes as follows:

(i) $81 million aggregate principal amount of 6.65% Senior Secured Debentures due 2024 (“New 2024 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.65% Senior Debentures due 2024 issued by MRH (“Old 2024 Notes”);
(ii) $74 million aggregate principal amount of 6.7% Senior Secured Debentures due 2028 (“New 2028 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.7% Senior Debentures due 2028 issued by MRH (“Old 2028 Notes”);
(iii) $13 million aggregate principal amount of 8.75% Senior Secured Debentures due 2029 (“New 2029 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 8.75% Senior Debentures due 2029 issued by MRH (“Old 2029 Notes”);
(iv) $5 million aggregate principal amount of 7.875% Senior Secured Debentures due 2030 (“New 2030 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 7.875% Senior Debentures due 2030 issued by MRH (“Old 2030 Notes”);
(v) $5 million aggregate principal amount of 6.9% Senior Secured Debentures due 2032 (“New 2032 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.9% Senior Debentures due 2032 issued by MRH (“Old 2032 Notes”); and
(vi) $183 million aggregate principal amount of 6.7% Senior Secured Debentures due 2034 (“New 2034 Notes” and, together with the New 2024 Notes, New 2028 Notes, New 2029 Notes, New 2030 Notes and New 2032 Notes, the “New Notes” and each series, a “series of New Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.7% Senior Debentures due 2034 issued by MRH (“Old 2034 Notes” and, together with the Old 2024 Notes, Old 2028 Notes, Old 2029 Notes, Old 2030 Notes and Old 2032 Notes, the “Old Notes” and each series, a “series of Old Notes”).

Each New Note issued in the Exchange Offers for a validly tendered Old Note has an interest rate and maturity date that is identical to the interest rate and maturity date of the tendered Old Note, as well as identical interest payment dates and optional redemption prices. The New Notes are MRH’s and Macy’s general, senior obligations and are secured by a second-priority lien on the same collateral securing the Notes. Following the settlement, the aggregate principal amounts of each series of Old Notes outstanding are: (i) $41 million Old 2024 Notes, (ii) $29 million Old 2028 Notes, (iii) $5 million Old 2030 Notes, (iv) $12 million Old 2032 Notes and (v) $18 million Old 2034 Notes.

In addition, MRH solicited and received consents from holders of each series of Old Notes (each, a “Consent Solicitation” and, collectively, the “Consent Solicitations”) pursuant to a separate Consent Solicitation Statement to adopt certain proposed amendments to the indenture governing the Old Notes (the “Existing Indenture”) to conform certain provisions in the negative pledge covenant in the Existing Indenture to the provisions of the negative pledge covenant in MRH’s most recent indenture (the “Proposed Amendments”). MRH received consents from holders of (i) $85 million aggregate principal amount of outstanding Old 2024 Notes, (ii) $77 million aggregate principal amount of outstanding Old 2028 Notes, (iii) $13 million aggregate principal amount of outstanding Old 2029 Notes, (iv) $5 million aggregate principal amount of outstanding Old 2030 Notes, (v) $6 million aggregate principal amount of outstanding Old 2032 Notes, and (vi) $185 million aggregate principal amount of outstanding Old 2034 Notes.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Debt Repayments
The following table shows the detail of debt repayments:

	26 Weeks Ended
	August 1, 2020	August 3, 2019
	(millions)
Revolving credit agreement	$1,500	$—
8.5% Senior debentures due 2019	—	36
9.5% amortizing debentures due 2021	2	2
9.75% amortizing debentures due 2021	1	1
	$1,503	$39

8. Benefit Plans
The Company has defined contribution plans which cover substantially all colleagues who work 1,000 hours or more in a year. In addition, the Company has a funded defined benefit plan ("Pension Plan") and an unfunded defined benefit supplementary retirement plan ("SERP"), which provides benefits, for certain colleagues, in excess of qualified plan limitations. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions, and effective January 2, 2012, the SERP was closed to new participants.
In February 2013, the Company announced changes to the Pension Plan and SERP whereby eligible colleagues no longer earn future pension service credits after December 31, 2013, with limited exceptions. All retirement benefits attributable to service in subsequent periods are provided through defined contribution plans.
In addition, certain retired colleagues currently are provided with specified health care and life insurance benefits ("Postretirement Obligations"). Eligibility requirements for such benefits vary, but generally state that benefits are available to eligible colleagues who were hired prior to a certain date and retire after a certain age with specified years of service. Certain colleagues are subject to having such benefits modified or terminated.
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$19	$24	$32	$49

Non-Qualified Defined Contribution Plan	$—	$1	$—	$2

Pension Plan
Service cost	$2	$1	$3	$2
Interest cost	18	26	38	52
Expected return on assets	(46)	(48)	(92)	(96)
Recognition of net actuarial loss	10	7	20	14
Amortization of prior service credit	—	—	—	—
	$(16)	$(14)	$(31)	$(28)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	4	6	8	12
Recognition of net actuarial loss	3	2	6	4
Amortization of prior service cost	—	—	—	—
	$7	$8	$14	$16

Total Retirement Expense	$10	$19	$15	$39

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	2
Recognition of net actuarial gain	(2)	(2)	(3)	(3)
Amortization of prior service credit	—	—	—	—
	$(1)	$(1)	$(1)	$(1)

In connection with the Company's defined benefit plans, for the 13 and 26 weeks ended August 1, 2020, the Company incurred a non-cash settlement charge of $38 million. This charge relates to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.

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
Level 3: Significant unobservable inputs for the assets

	August 1, 2020				August 3, 2019
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$143	$32	$111	$—	$112	$31	$81	$—

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

Goodwill and other indefinite-lived intangible assets are evaluated for impairment annually or more frequently if events or conditions indicate the carrying value of a reporting unit or an indefinite-lived intangible asset may not be recoverable. Impairment testing compares the carrying amount of the reporting unit or other intangible assets with its fair value. During the first quarter of 2020, the Company performed an interim quantitative impairment test for goodwill. The fair value was calculated using a market approach or a combination of a market approach and income approach, as appropriate, for the reporting units. The fair value of goodwill is a Level 3 valuation based on certain unobservable inputs including projected cash flows and estimated risk-adjusted rates of return that would be utilized by market participants in valuing these assets or prices of similar assets.

During the first quarter of 2020, long-lived and right of use assets were tested for impairment. The fair values of these assets is a Level 3 valuation based on certain unobservable inputs including projected cash flows and an estimated risk-adjusted rate of return that would be utilized by market participants in valuing these assets or prices of similar assets.
The following table shows the estimated fair value of the Company's long-term debt:

	August 1, 2020			August 3, 2019
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$4,903	$4,851	$4,050	$4,667	$4,680	$4,742

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10. Condensed Consolidating Financial Information
Certain debt obligations of the Company, which constitute debt obligations of Macy's Retail Holdings, Inc. ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent"), are fully and unconditionally guaranteed by Parent. In the following condensed consolidating financial statements, "Other Subsidiaries" includes all other direct subsidiaries of Parent, including Bluemercury, Inc., FDS Bank, West 34th Street Insurance Company New York, Macy's Merchandising Corporation, Macy's Merchandising Group, Inc. and its subsidiaries Macy's Merchandising Group (Hong Kong) Limited, Macy's Merchandising Group Procurement, LLC, Macy's Merchandising Group International, LLC, Macy's Merchandising Group International (Hong Kong) Limited, and Macy's China Limited. "Subsidiary Issuer" includes operating divisions and non-guarantor subsidiaries of the Subsidiary Issuer on an equity basis. The assets and liabilities and results of operations of the non-guarantor subsidiaries of the Subsidiary Issuer are also reflected in "Other Subsidiaries." "Consolidating Adjustments" represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between the parent guarantor, subsidiary issuer, and the non-guarantor subsidiaries.
In June 2020, in conjunction with the financing discussed in Note 7, "Financing Activities," Macy's Retail Holdings, Inc. was converted into a limited liability company and in May 2020 direct, wholly-owned subsidiaries of the Parent, Macy’s Inventory Holdings LLC and Macy’s Propco Holdings, LLC, were created. In conjunction with the June 2020 financings transactions, Macy's Inventory Holdings LLC was transferred certain inventory and related trade payables of MRH and its subsidiaries, while Macy's Propco Holdings, LLC was transferred certain real property of MRH and its subsidiaries, both of which serve as collateral for the new debt agreements.
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for certain debt securities. The new rules affect those disclosures related to registered securities that are guaranteed and those that are collateralized by the securities of an affiliate. The changes include expanding the population of subsidiary issuers and guarantors that can use the SEC's guarantee-related disclosure framework, simplifying the disclosure models and allowing for disclosures to be made outside of the financial statements. This rule is effective January 4, 2021 with early adoption permitted. The Company is currently evaluating the impact this new rule will have on the financial statements and related disclosures as well as the timing of adoption.
Condensed Consolidating Statements of Comprehensive Income for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, Condensed Consolidating Balance Sheets as of August 1, 2020, August 3, 2019 and February 1, 2020, and the related Condensed Consolidating Statements of Cash Flows for the 26 weeks ended August 1, 2020 and August 3, 2019 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended August 1, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$166	$3,427	$(34)	$3,559
Consignment commission income	—	219	—	(219)	—
Credit card revenues (expense), net	—	(1)	169	—	168

Cost of sales	—	14	(2,766)	34	(2,718)
Selling, general and administrative expenses	—	(463)	(1,154)	219	(1,398)
Restructuring, impairment and other costs	—	(85)	(157)	—	(242)
Operating loss	—	(150)	(481)	—	(631)
Benefit plan income, net	—	5	7	—	12
Settlement charges	—	(13)	(25)	—	(38)
Interest (expense) income, net:
External	(17)	(48)	(4)	—	(69)
Intercompany	(21)	10	11	—	—
Financing costs	—	(3)	—	—	(3)
Equity in loss of subsidiaries	(406)	(473)	—	879	—
Loss before income taxes	(444)	(672)	(492)	879	(729)
Federal, state and local income tax benefit	13	75	210	—	298
Net loss	$(431)	$(597)	$(282)	$879	$(431)

Comprehensive loss	$(380)	$(551)	$(249)	$800	$(380)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended August 3, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,219	$4,416	$(1,089)	$5,546
Credit card revenues, net	—	(2)	178	—	176

Cost of sales	—	(1,341)	(3,143)	1,089	(3,395)
Selling, general and administrative expenses	—	(872)	(1,305)	—	(2,177)
Gains on sale of real estate	—	—	7	—	7
Impairment and other costs	—	—	(2)	—	(2)
Operating income	—	4	151	—	155
Benefit plan income, net	—	3	5	—	8
Interest (expense) income, net:
External	4	(52)	1	—	(47)
Intercompany	—	(18)	18	—	—
Equity in earnings (loss) of subsidiaries	82	(108)	—	26	—
Income (loss) before income taxes	86	(171)	175	26	116
Federal, state and local income tax benefit (expense)	—	7	(37)	—	(30)
Net income (loss)	$86	$(164)	$138	$26	$86

Comprehensive income (loss)	$91	$(159)	$142	$17	$91

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 26 Weeks Ended August 1, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,033	$6,382	$(839)	$6,576
Consignment commission income	—	219	—	(219)	—
Credit card revenues (expense), net	—	(6)	305	—	299

Cost of sales	—	(782)	(5,276)	839	(5,219)
Selling, general and administrative expenses	—	(1,025)	(2,189)	219	(2,995)
Gains on sale of real estate	—	—	16	—	16
Impairment, restructuring and other costs	—	(2,807)	(619)	—	(3,426)
Operating loss	—	(3,368)	(1,381)	—	(4,749)
Benefit plan income, net	—	8	13	—	21
Settlement charges	—	(13)	(25)	—	(38)
Interest (expense) income, net:
External	(16)	(97)	(4)	—	(117)
Intercompany	(21)	(8)	29	—	—
Financing costs	—	(3)	—	—	(3)
Equity in loss of subsidiaries	(3,988)	(1,268)	—	5,256	—
Loss before income taxes	(4,025)	(4,749)	(1,368)	5,256	(4,886)
Federal, state and local income tax benefit	13	502	359	—	874
Net loss	$(4,012)	$(4,247)	$(1,009)	$5,256	$(4,012)

Comprehensive loss	$(3,952)	$(4,192)	$(970)	$5,162	$(3,952)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 26 Weeks Ended August 3, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$4,373	$9,184	$(2,507)	$11,050
Credit card revenues (expense), net	—	(5)	353	—	348

Cost of sales	—	(2,682)	(6,623)	2,507	(6,798)
Selling, general and administrative expenses	1	(1,674)	(2,614)	—	(4,287)
Gains on sale of real estate	—	24	25	—	49
Impairment, restructuring and other costs	—	—	(3)	—	(3)
Operating income	1	36	322	—	359
Benefit plan income, net	—	6	9	—	15
Interest (expense) income, net:
External	9	(105)	2	—	(94)
Intercompany	—	(37)	37	—	—
Equity in earnings (loss) of subsidiaries	214	(138)	—	(76)	—
Income (loss) before income taxes	224	(238)	370	(76)	280
Federal, state and local income tax benefit (expense)	(1)	31	(87)	—	(57)
Net income (loss)	$223	$(207)	$283	$(76)	$223

Comprehensive income (loss)	$234	$(197)	$291	$(94)	$234

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of August 1, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$737	$35	$623	$—	$1,395
Receivables	—	40	144	—	184
Merchandise inventories	—	187	3,395	—	3,582
Prepaid expenses and other current assets	15	90	376	(11)	470
Total Current Assets	752	352	4,538	(11)	5,631
Property and Equipment – net	—	2,463	3,816	—	6,279
Right of Use Assets	—	990	2,401	(356)	3,035
Goodwill	—	661	167	—	828
Other Intangible Assets – net	—	4	434	—	438
Other Assets	641	77	685	—	1,403
Deferred Income Taxes	12	—	—	(12)	—
Intercompany Receivable	314	—	2,314	(2,628)	—
Investment in Subsidiaries	1,982	3,907	—	(5,889)	—
Total Assets	$3,701	$8,454	$14,355	$(8,896)	$17,614
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$539	$—	$—	$539
Merchandise accounts payable	—	223	1,186	—	1,409
Accounts payable and accrued liabilities	111	815	2,048	(68)	2,906
Total Current Liabilities	111	1,577	3,234	(68)	4,854
Long-Term Debt	1,240	3,611	—	—	4,851
Long-Term Lease Liabilities	—	882	2,686	(299)	3,269
Intercompany Payable	—	2,628	—	(2,628)	—
Deferred Income Taxes	—	370	563	(12)	921
Other Liabilities	26	426	943	—	1,395
Shareholders' Equity (Deficit)	2,324	(1,040)	6,929	(5,889)	2,324
Total Liabilities and Shareholders' Equity	$3,701	$8,454	$14,355	$(8,896)	$17,614

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of February 1, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$413	59	$213	$—	$685
Receivables	—	83	326	—	409
Merchandise inventories	—	2,239	2,949	—	5,188
Prepaid expenses and other current assets	—	118	410	—	528
Total Current Assets	413	2,499	3,898	—	6,810
Property and Equipment – net	—	3,103	3,530	—	6,633
Right of Use Assets	—	611	2,057	—	2,668
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	4	435	—	439
Other Assets	—	37	677	—	714
Deferred Income Taxes	12	—	—	(12)	—
Intercompany Receivable	2,675	—	1,128	(3,803)	—
Investment in Subsidiaries	3,433	2,796	—	(6,229)	—
Total Assets	$6,533	$12,376	$12,307	$(10,044)	$21,172
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$539	$—	$—	$539
Merchandise accounts payable	—	702	980	—	1,682
Accounts payable and accrued liabilities	126	909	2,413	—	3,448
Income taxes	5	11	65	—	81
Total Current Liabilities	131	2,161	3,458	—	5,750
Long-Term Debt	—	3,621	—	—	3,621
Long-Term Lease Liabilities	—	543	2,375	—	2,918
Intercompany Payable	—	3,803	—	(3,803)	—
Deferred Income Taxes	—	595	586	(12)	1,169
Other Liabilities	25	414	898	—	1,337
Shareholders' Equity	6,377	1,239	4,990	(6,229)	6,377
Total Liabilities and Shareholders' Equity	$6,533	$12,376	$12,307	$(10,044)	$21,172

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 1, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(4,012)	$(4,247)	$(1,009)	$5,256	$(4,012)
Impairment, restructuring and other costs	—	2,807	619	—	3,426
Settlement charges	—	13	25	—	38
Equity in loss of subsidiaries	3,988	1,268	—	(5,256)	—
Dividends received from subsidiaries	427	300	—	(727)	—
Depreciation and amortization	—	148	324	—	472
Gains on sale of real estate	—	—	(16)	—	(16)
Changes in assets, liabilities and other items not separately identified	(647)	1,046	(314)	—	85
Net cash provided (used) by operating activities	(244)	1,335	(371)	(727)	(7)
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(48)	(210)	—	(258)
Other, net	—	—	(14)	—	(14)
Net cash used by investing activities	—	(48)	(224)	—	(272)
Cash flows from financing activities:
Debt issued, net of debt issuance costs	1,240	1,493	(51)	—	2,682
Debt repaid	—	(1,503)	(1)	—	(1,504)
Dividends paid	(117)	—	(727)	727	(117)
Intercompany activity, net	(526)	(1,256)	1,782	—	—
Other, net	(26)	(50)	(35)	—	(111)
Net cash provided (used) by financing activities	571	(1,316)	968	727	950
Net increase (decrease) in cash, cash equivalents and restricted cash	327	(29)	373	—	671
Cash, cash equivalents and restricted cash at beginning of period	413	64	254	—	731
Cash, cash equivalents and restricted cash at end of period	$740	$35	$627	$—	$1,402

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 26 Weeks Ended August 3, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$223	$(207)	$283	$(76)	$223
Impairment and other costs	—	—	3	—	3
Equity in loss (earnings) of subsidiaries	(214)	138	—	76	—
Dividends received from subsidiaries	606	—	—	(606)	—
Depreciation and amortization	—	169	303	—	472
Gains on sale of real estate	—	(24)	(25)	—	(49)
Changes in assets, liabilities and other items not separately identified	(52)	47	(294)	—	(299)
Net cash provided (used) by operating activities	563	123	270	(606)	350
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(97)	(345)	—	(442)
Other, net	—	(11)	(1)	—	(12)
Net cash used by investing activities	—	(108)	(346)	—	(454)
Cash flows from financing activities:
Debt repaid	—	(42)	—	—	(42)
Dividends paid	(233)	—	(606)	606	(233)
Issuance of common stock	6	—	—	—	6
Intercompany activity, net	(813)	93	720	—	—
Other, net	(92)	(21)	(15)	—	(128)
Net cash provided (used) by financing activities	(1,132)	30	99	606	(397)
Net increase (decrease) in cash, cash equivalents and restricted cash	(569)	45	23	—	(501)
Cash, cash equivalents and restricted cash at beginning of period	889	64	295	—	1,248
Cash, cash equivalents and restricted cash at end of period	$320	$109	$318	$—	$747

MACY'S, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2020" and "second quarter of 2019" are to the Company's 13-week fiscal periods ended August 1, 2020 and August 3, 2019, respectively. References to "2020" and "2019" are to the Company's 26-week periods ended August 1, 2020 and August 3, 2019, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2019 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2019 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes Non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 38 and 39.

Impact of COVID-19

The COVID-19 pandemic has caused significant disruption to organizations and communities across the globe and the Company has continued to move its business forward with a focus on prudent cash management, strengthening liquidity, executing Holiday 2020 and re-prioritizing strategic initiatives. In addition, as its stores began to reopen in the second quarter of 2020, the Company prioritized the implementation of enhanced health and safety measures to allow its customers and colleagues to feel safe in the Company's stores and facilities. In response to the operational and financial challenges caused by the COVID-19 pandemic, the specific steps taken by the Company to manage its business through this uncertain period, include, but are not limited to, the following:

•The Company temporarily closed all stores on March 18, 2020, which included all Macy’s, Bloomingdale’s, Bluemercury, Macy’s Backstage, Bloomingdales the Outlet and Market by Macy’s stores. Stores began reopening on May 4, 2020 and substantially all of the Company's stores have been reopened as of August 1, 2020. In conjunction with the reopening of its stores and facilities, the Company implemented a number of health and safety measures, including:
◦implementation of enhanced sanitization and cleaning processes,
◦reducing store hours,
◦requiring all colleagues and customers to wear masks and providing such personal protective equipment when needed,
◦establishing maximum store density requirements and installing markers to promote and facilitate social distancing,
◦installing sneeze guards at all registers, and
◦adding curb side pick-up to enable contactless transactions at all of the Company's stores.

•In an effort to increase liquidity, the Company fully drew on its $1,500 million credit facility, announced the suspension of quarterly cash dividends beginning in the second quarter of 2020 and took additional steps to reduce discretionary spending. The Company's Board of Directors also rescinded its authorization of any unused amounts under the Company's share repurchase program. In June 2020, the Company completed financing activities totaling nearly $4.5 billion and used a portion of the proceeds from these activities, as well as cash on hand, to repay its credit facility. To create greater flexibility for future liquidity needs, the Company executed an exchange offer and consent solicitation in July 2020 for $465 million of previously issued unsecured notes.

•To improve the Company's cash position and reduce its cash expenditures, the Company's Board of Directors and Chief Executive Officer did not receive compensation from April 1, 2020 through June 30, 2020. In addition, the Company deferred cash expenditures where possible and temporarily implemented a furlough for the majority of its colleague population which ended for most colleagues at the beginning of July 2020, with the remainder expected to return in the third quarter of 2020. Certain executives not impacted by the furlough took a temporary reduction of their pay through June 30, 2020.

In June 2020, the Company announced a restructuring that aligns its cost base with anticipated near-term sales as the business recovers from the impact of the COVID-19 pandemic. The Company reduced corporate and management headcount by approximately 3,900. Additionally, the Company reduced staffing across its stores portfolio, supply chain and customer support network, which it will adjust as sales recover. The Company expects the actions

MACY'S, INC.
announced to generate expense savings of approximately $365 million in fiscal 2020 and approximately $630 million on an annualized basis. These savings will be on top of the anticipated $1.5 billion in annual expense savings announced in February, which the Company expects to fully realize by year-end 2022. During the second quarter of 2020, the Company recognized $154 million of expense for severance related to this reduction in force, of which nearly half was paid during the quarter.

During the 13 and 26 weeks ended August 1, 2020, the Company deferred rent payments for a significant number of its stores. Such COVID-19 pandemic-related rent deferrals are included in accounts payable and accrued liabilities. The Company continues to recognize expense during the deferral periods based on the contractual terms of the lease agreements.

•Where possible, the Company utilized the benefits provided in the CARES Act signed into law on March 27, 2020, which included payroll tax credits for employee retention, deferral of payroll taxes, and several income tax provisions, including modifications to the net interest deduction limitation, changes to certain property depreciation and carryback of certain operating losses.

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

Management Overview

The Company's performance during the second quarter of 2020 was stronger than anticipated but continued to be impacted by the COVID-19 pandemic. As the Company's stores began to re-open, sales volumes recovered faster than expected and digital sales remained strong throughout the quarter. The Company's gross margin increased as compared to the first quarter of 2020, driven by improved sell-through of merchandise during the quarter which also enabled the Company to exit the quarter with improved inventory levels heading into the second half of 2020. The Company is approaching the back half of the fiscal year conservatively given an anticipation of continued turbulence associated with the COVID-19 pandemic and a moderation of its stores' recovery.

Second Quarter of 2020 Financial Highlights

•Comparable sales were down 34.7% on an owned basis; and down 35.1% on an owned plus licensed basis, better than expected due to faster paced stores recovery and continued growth of digital.

•Digital sales remained strong, growing 53% over second quarter 2019. Digital sales penetrated at 54% of total owned comparable sales.

•Delivered gross margin of 23.6%, an improvement of approximately 650 basis points from first quarter 2020.

•Inventory down 29% from a year ago.

•Selling, general and administrative ("SG&A") expense of $1.4 billion, down $779 million from second quarter of 2019 and driven by efficient expense management undertaken in response to the COVID-10 pandemic as well as our Polaris strategy. SG&A expense rate of 39.2%, approximately the same as the SG&A expense rate for the second quarter of 2019.

•Diluted loss per share of $1.39 and adjusted diluted loss per share of $0.81.

•Finished the quarter in a strong liquidity position with approximately $1.4 billion in cash and approximately $3 billion of untapped capacity in the company’s new asset-based credit facility.

Polaris Strategy

On February 4, 2020, Macy’s, Inc. announced its Polaris strategy, a three-year plan designed to stabilize profitability and position the Company for sustainable, profitable growth. Over the course of the COVID-19 pandemic, the Company has refined the components of the Polaris strategy to focus where the Company can drive competitive advantage and differentiation to first recover the business and then drive both top- and bottom-line growth. The five major components of the Polaris strategy are

MACY'S, INC.
unchanged to those presented in February 2020 however the components have been re-focused, as needed, to align with customer demand in the COVID-19 pandemic environment.

•Strengthen Customer Relationships: The Company is focusing on building customer lifetime value, which included expanding the Macy's Star Rewards loyalty program with the launch of Loyalty 3.0 in early February 2020 that allows every Star Rewards member to earn loyalty rewards on their purchases regardless of tender. Going forward the Company will continue to increase customer lifetime value through improving personalization. The Company will also pursue the growth of on-site and off-site monetization income as an enterprise priority.

•Curate Quality Fashion: The Company is repositioning its merchandise category focus to drive sales and improve gross margin. In conjunction, the Company is focused on four merchandise categories that resonate best with customers in this environment: big ticket, beauty, fine jewelry and off-price at Macy's and luxury, advanced contemporary, textiles and off-price at Bloomingdale's.

•Accelerate Digital Growth: The Company will continue to invest in its websites and mobile apps to deliver a superior fashion experience and improve its customers' end-to-end digital experience, including enhancements to product discovery and the checkout process.

•Optimize the Omni Experience: The Company will modernize customer choices and enhance its omni-channel capabilities to deliver efficient, cost effective transactions while providing expanded order and fulfillment options to allow customers the flexibility to receive products how, where and when they want. Additionally, the Company plans to test a revised retail ecosystem model with a mix of store formats within a geographic market, including smaller format, off-mall locations.

•SG&A Cost Savings: After resetting the Company's cost base in the first half of 2020, the Company will continue to execute its operations with a disciplined cost focus to identify additional savings and drive the highest returns on its investments and expenditures.

At the center of the above strategies is an enhanced focus on the cultivation of a Company workplace and culture rooted in social equity where all colleagues have the opportunity to connect, grow and thrive. All of the above components of the Polaris strategy will continue to evolve as the Company navigates the COVID-19 pandemic in order to focus on achievable short-term results and also position itself for long-term sustainability and growth.

MACY'S, INC.

Results of Operations
Comparison of the Second Quarter of 2020 and the Second Quarter of 2019

	Second Quarter of 2020		Second Quarter of 2019
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$3,559		$5,546
Credit card revenues, net	168	4.7%	176	3.2%

Cost of sales	(2,718)	(76.4)%	(3,395)	(61.2)%
Selling, general and administrative expenses	(1,398)	(39.2)%	(2,177)	(39.3)%
Gains on sale of real estate	—	—%	7	0.1%
Restructuring, impairment and other costs	(242)	(6.8)%	(2)	—%
Operating income (loss)	(631)	(17.7)%	155	2.8%
Benefit plan income, net	12		8
Settlement charges	(38)		—
Interest expense, net	(69)		(47)
Financing costs	(3)		—
Income (loss) before income taxes	(729)		116
Federal, state and local income tax benefit (expense)	298		(30)
Net income (loss)	$(431)		$86

Diluted earnings (loss) per share	$(1.39)		$0.28

Supplemental Financial Measure
Gross margin (a)	$841	23.6%	$2,151	38.8%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$(0.81)		$0.28

(a) Gross margin is defined as net sales less cost of sales.
Net Sales
Net sales for the second quarter of 2020 decreased $1,987 million, or 35.8%, compared to the second quarter of 2019. The Company's second quarter of 2020 sales were negatively impacted by the closure of all stores on March 18, 2020. During the current quarter, stores began reopening, with substantially all stores fully reopened by the end of the quarter. Digital sales during the second quarter of 2020 improved 53% compared to the second quarter of 2019 and accounted for 54% of comparable sales on an owned basis. The improvement in digital sales was driven by changes in consumer behavior, specifically an unprecedented consumer spending shift to e-commerce. The strongest performing categories during the second quarter of 2020 were home, particularly housewares and textiles, fine jewelry, fragrances, activewear and sleepwear. Sales performance continued to be weaker in men's tailored clothing and dresses driven by the work-from-home environment.
Credit Card Revenues, Net
Net credit card revenues were $168 million in the second quarter of 2020, a decrease of $8 million, or 4.5%, compared to $176 million recognized in the second quarter of 2019. Proprietary credit penetration was down 590 basis points, at 40.8%, in the second quarter of 2020 compared to 46.7% in the second quarter of 2019. New accounts were down significantly in the second quarter of 2020 versus the second quarter of 2019, which is primarily a reflection of the majority of the Company's stores being only open for a portion of the quarter as well as lower in-store traffic driven by the COVID-19 pandemic once the stores reopened.

MACY'S, INC.
Gross Margin
Gross margin was 23.6% in the second quarter of 2020 compared to 38.8% in the second quarter of 2019. The decline was due to increased net markdowns as compared to the second quarter of 2019 as well as higher delivery expense driven by the increase in digital sales as compared to the second quarter of 2019.
Selling, General and Administrative Expenses
SG&A expenses for the second quarter of 2020 decreased $779 million from the second quarter of 2019. The decrease in SG&A expense dollars corresponds with lower net sales but also reflects the expense management strategies implemented by the Company in response to the COVID-19 pandemic as well as execution against the Polaris strategy.
Restructuring, Impairment and Other Costs
During the 13 weeks ended August 1, 2020, the Company recognized expense of $242 million primarily related to restructuring and other costs, including severance of $154 million associated with the reduction in force in response to the COVID-19 pandemic. See the discussion at Note 3, "Impairment, Restructuring and Other Costs" to the accompanying Consolidated Financial Statements for further information.
Settlement Charges
During the 13 weeks ended August 1, 2020, the Company recognized expense of $38 million related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.
Interest Expense, Net
During the second quarter of 2020, the Company recognized expense of $69 million compared to $47 million in the second quarter of 2019. The increase is primarily driven by the issuance of the new $1,300 million secured notes in June 2020.
Effective Tax Rate
The Company's effective tax rate of 40.9% on the pretax loss for the second quarter of 2020 reflects the impact of the carryback of net operating losses as permitted under the CARES Act.
Diluted Earnings (Loss) Per Share
Diluted loss per share for the second quarter of 2020 decreased $1.67 compared to the second quarter of 2019, reflecting lower net income resulting from the impact of the COVID-19 pandemic.

MACY'S, INC.

Comparison of the 26 Weeks Ended August 1, 2020 and August 3, 2019

	2020		2019
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$6,576		$11,050
Credit card revenues, net	299	4.5%	348	3.1%

Cost of sales	(5,219)	(79.4)%	(6,798)	(61.5)%
Selling, general and administrative expenses	(2,995)	(45.4)%	(4,287)	(38.8)%
Gains on sale of real estate	16	0.2%	49	0.4%
Restructuring, impairment and other costs	(3,426)	(52.1)%	(3)	—%
Operating income (loss)	(4,749)	(72.2)%	359	3.2%
Benefit plan income, net	21		15
Settlement charges	(38)		—
Interest expense, net	(117)		(94)
Financing costs	(3)		—
Income (loss) before income taxes	(4,886)		280
Federal, state and local income tax benefit (expense)	874		(57)
Net income (loss)	$(4,012)		$223

Diluted earnings (loss) per share	$(12.91)		$0.71

Supplemental Financial Measure
Gross margin (a)	$1,357	20.6%	$4,252	38.5%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$(2.83)		$0.72

(a) Gross margin is defined as net sales less cost of sales.
Net Sales
Net sales for 2020 decreased $4,474 million, or 40.5%, compared to 2019. The Company's 2020 sales were negatively impacted by the closure of all stores on March 18, 2020, resulting in stores sales being significantly down compared to 2019. Stores began to reopen in early May 2020 and substantially all stores were fully reopened by August 1, 2020. As discussed within the quarterly analysis, digital sales experienced significant growth due to changes in consumer shopping behaviors and increased during 2020 by nearly 24% compared to 2019 and accounted for nearly 50% of comparable sales on an owned basis. The strongest performing categories during 2020 were home, particularly housewares, fine jewelry, fragrances, activewear, and sleepwear. Sales performance continued to be weaker in women’s and men's apparel, including dresses and suits.
Credit Card Revenues, Net
Net credit card revenues were $299 million in 2020, a decrease of $49 million, or 14.1%, compared to $348 million recognized in 2019. Proprietary credit penetration was down 320 basis points at 43.3% in 2020 compared to 46.5% in 2019. Consistent with the quarterly analysis, new accounts were down significantly compared to the prior year driven by the aforementioned store closures resulting from the COVID-19 pandemic.
Gross Margin
Gross margin was 20.6% in 2020 compared to 38.5% in 2019. The reason for the decline was due to increased net markdowns as compared to 2019 as well as higher delivery expense.

MACY'S, INC.
Selling, General and Administrative Expenses
SG&A expenses for 2020 decreased $1,292 million from 2019. The decrease in SG&A expense dollars is a reflection of lower sales as well as the implementation of various expense management strategies undertaken in response to the COVID-19 pandemic, including a discretionary spending freeze, as well as the Company's Polaris strategy.
Impairment, Restructuring and Other Costs
During the 26 weeks ended August 1, 2020, the Company recognized expense of $3,426 million primarily as a result of the COVID-19 pandemic, including non-cash impairment charges totaling $3,164 million the majority of which consisted of:

•$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy's reporting unit and $98 million attributable to the Bluemercury reporting unit. See discussion at Note 4, "Goodwill and Indefinite Lived Intangible Assets" to the accompanying Consolidated Financial Statements for more information.

•$80 million of impairments on long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

Additionally, the Company recognized $194 million related to restructuring and other costs, including severance of $154 million associated with the reduction in force in response to the COVID-19 pandemic. See discussion at Note 3, "Impairment, Restructuring and Other Costs" to the accompanying Consolidated Financial Statements for more information.
Settlement Charges
During the 26 weeks ended August 1, 2020, the Company recognized expense of $38 million related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.
Interest Expense, Net
During 2020, the Company recognized expense of $117 million compared to $94 million in 2019. As noted previously, the increase is primarily driven by the issuance of the new $1,300 million secured notes in June 2020.
Effective Tax Rate
The Company's effective tax rate of 17.9% on the pretax loss for 2020 reflects the impact of the carryback of net operating losses as permitted under the CARES Act offset by the impact of the non-tax deductible component of the goodwill impairment charge and additional income tax expense associated with the deferred tax remeasurement recognized during the first quarter of 2020. Additionally, the effective tax rate for 2020 and the effective tax rate for 2019 of 20.4% were favorably impacted by the settlement or expiration of certain tax matters.
Diluted Earnings (Loss) Per Share
Diluted loss per share for 2020 decreased $13.62 compared to 2019, reflecting lower net income resulting from the impact of the COVID-19 pandemic and goodwill impairment.

Cash Flow, Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Because of the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company's results of operations and cash flows. The Company’s liquidity has been negatively impacted by store closures. The Company has proactively taken steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, suspension of the Company's quarterly dividend, drawing the full $1,500 million available under the Company's credit agreement during the first quarter of 2020, and executing additional financing transactions during the second quarter of 2020 as discussed in more detail below. While the Company has obtained additional financing, further actions may be required to improve the Company’s cash position, including but not limited to, monetizing Company assets, reinstituting colleague furloughs, and foregoing capital expenditures and other discretionary expenses.
Operating Activities
Net cash used by operating activities in 2020 was $7 million, compared to net cash provided of $350 million in 2019. The decline in operating cash flows period over period is due to the operating losses in 2020 driven by the impact of the COVID-19 pandemic, primarily resulting from the temporary closure of the Company's physical store locations. These losses were offset by net working capital inflows driven by a sell through of inventory during the period coupled with a reduction in inventory receipts as the Company executed its inventory management strategies in response to the COVID-19 pandemic.

MACY'S, INC.
Investing Activities
Net cash used by investing activities was $272 million in 2020, compared to $454 million in 2019. The decrease in 2020 is primarily due to a $212 million reduction in capital spending compared to 2019 as a result of the COVID-19 pandemic.
Financing Activities
Net cash provided by the Company for financing activities was $950 million for 2020, including debt issued of $2,780 million related to a $1,500 million draw on its revolving credit agreement and issuance of $1,300 million 8.375% senior secured notes, partially offset by repayment of the $1,500 million of credit agreement draw. 2020 also included $117 million of cash dividends paid. See below for further discussion on 2020 financing activities. Net cash used by the Company for financing activities was $397 million for 2019, driven by payment of $233 million of cash dividends.
Secured Debt Issuance

On June 8, 2020, the Company issued $1,300 million aggregate principal amount of 8.375% senior secured notes due 2025 (the "Notes"). The Notes bear interest at a rate of 8.375% per annum, which accrues from June 8, 2020 and is payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The Notes mature on June 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by Macy’s, Inc. and are secured on a first-priority basis by (i) a first mortgage/deed of trust in certain real property of subsidiaries of Macy’s, Inc. that was transferred to subsidiaries of Macy’s Propco Holdings, LLC, a newly created direct, wholly owned subsidiary of Macy’s, Inc. (“Propco”), and (ii) a pledge by Propco of the equity interests in its subsidiaries that own such transferred real property. The Notes are, jointly and severally, unconditionally guaranteed on a secured basis by Propco and its subsidiaries and unconditionally guaranteed on an unsecured basis by Macy’s Retail Holdings, LLC. (f/k/a Macy’s Retail Holdings, Inc.) (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc. The Company used the proceeds of the Notes offering, along with cash on hand, to repay the outstanding borrowings under the existing $1,500 million unsecured credit agreement.

Entry into Asset-Based Credit Facility

On June 8, 2020, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect wholly owned subsidiary of the Company, and its parent, Macy’s Inventory Holdings LLC (the “ABL Parent”), entered into an asset-based credit agreement (the “ABL Credit Facility”) with Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. The ABL Credit Facility provides the ABL Borrower with (i) a $2,926 million revolving credit facility (the “Revolving ABL Facility”), including a swingline sub-facility and a letter of credit sub-facility, and (ii) a bridge revolving credit facility of up to $300 million (the “Bridge Facility”). The ABL Borrower may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million. As of August 1, 2020, the Company had $98 million of standby letters of credit outstanding under the ABL credit facility, which reduces the available borrowing capacity. The Company had no borrowings outstanding under the ABL credit facility as of August 1, 2020.

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

Amendment to Existing Credit Agreement

On June 8, 2020, the Company substantially reduced the credit commitments of its existing $1,500 million unsecured credit agreement, which now provides the Company with unsecured revolving credit of up to $25 million. The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default. In conjunction with this amendment, the interest coverage ratio and leverage ratio were eliminated as covenant requirements. As of August 1, 2020, the Company had no borrowings outstanding under the credit agreement.

Exchange Offers and Consent Solicitations for Certain Outstanding Debt Securities of Macy’s Retail Holdings, LLC

During the second quarter of 2020, MRH completed exchange offers (each, an “Exchange Offer” and, collectively, the “Exchange Offers”) with eligible holders and received related consents in consent solicitations for each series of notes as follows:

(i) $81 million aggregate principal amount of 6.65% Senior Secured Debentures due 2024 (“New 2024 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.65% Senior Debentures due 2024 issued by MRH (“Old 2024 Notes”);
(ii) $74 million aggregate principal amount of 6.7% Senior Secured Debentures due 2028 (“New 2028 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.7% Senior Debentures due 2028 issued by MRH (“Old 2028 Notes”);
(iii) $13 million aggregate principal amount of 8.75% Senior Secured Debentures due 2029 (“New 2029 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 8.75% Senior Debentures due 2029 issued by MRH (“Old 2029 Notes”);
(iv) $5 million aggregate principal amount of 7.875% Senior Secured Debentures due 2030 (“New 2030 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 7.875% Senior Debentures due 2030 issued by MRH (“Old 2030 Notes”);
(v) $5 million aggregate principal amount of 6.9% Senior Secured Debentures due 2032 (“New 2032 Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.9% Senior Debentures due 2032 issued by MRH (“Old 2032 Notes”); and
(vi) $183 million aggregate principal amount of 6.7% Senior Secured Debentures due 2034 (“New 2034 Notes” and, together with the New 2024 Notes, New 2028 Notes, New 2029 Notes, New 2030 Notes and New 2032 Notes, the “New Notes” and each series, a “series of New Notes”) issued by MRH for validly tendered (and not validly withdrawn) outstanding 6.7% Senior Debentures due 2034 issued by MRH (“Old 2034 Notes” and, together with the Old 2024 Notes, Old 2028 Notes, Old 2029 Notes, Old 2030 Notes and Old 2032 Notes, the “Old Notes” and each series, a “series of Old Notes”).

Each New Note issued in the Exchange Offers for a validly tendered Old Note has an interest rate and maturity date that is identical to the interest rate and maturity date of the tendered Old Note, as well as identical interest payment dates and optional redemption prices. The New Notes are MRH’s and Macy’s general, senior obligations and are secured by a second-priority lien on the same collateral securing the Notes. Following the settlement, the aggregate principal amounts of each series of Old Notes outstanding are: (i) $41 million Old 2024 Notes, (ii) $29 million Old 2028 Notes, (iii) $5 million Old 2030 Notes, (iv) $12 million Old 2032 Notes and (v) $18 million Old 2034 Notes.

In addition, MRH solicited and received consents from holders of each series of Old Notes (each, a “Consent Solicitation” and, collectively, the “Consent Solicitations”) pursuant to a separate Consent Solicitation Statement to adopt certain proposed amendments to the indenture governing the Old Notes (the “Existing Indenture”) to conform certain provisions in the negative pledge covenant in the Existing Indenture to the provisions of the negative pledge covenant in MRH’s most recent indenture (the “Proposed Amendments”). MRH received consents from holders of (i) $85 million aggregate principal amount of outstanding Old 2024 Notes, (ii) $77 million aggregate principal amount of outstanding Old 2028 Notes, (iii) $13 million aggregate principal amount of outstanding Old 2029 Notes, (iv) $5 million aggregate principal amount of outstanding Old 2030

MACY'S, INC.
Notes, (v) $6 million aggregate principal amount of outstanding Old 2032 Notes, and (vi) $185 million aggregate principal amount of outstanding Old 2034 Notes.
Contractual Obligations

As of August 1, 2020, other than the financing transactions discussed previously and in Note 7 to the accompanying Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since February 1, 2020, as reported in the 2019 Form 10-K.

Expectations

The Company expects the COVID-19 pandemic to have a material impact on its financial condition, results of operations and cash flows from operations in future periods. The extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance depends on future developments outside of the Company's control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread. The following reflects the Company's best estimate of performance expectations for Fall Season and fiscal 2020 but acknowledges the significant uncertainty surrounding consumer behavior and economic conditions in the current environment. For a more complete discussion of the COVID-19 pandemic related risks facing the Company's business, refer to the “Risk Factors” section included in Part II, Item 1A.

•Comparable sales owned plus licensed are expected to be down in the low to mid-20% range for Fall Season. Annual digital sales penetration is estimated in the mid-40% range.
•Credit card revenues as a percentage of net sales is expected to be relatively consistent with prior year Fall Season.
•Gross margin as a percentage of net sales is expected to improve during the third and fourth quarters of 2020 as compared to the second quarter of 2020. Fall gross margin is expected to be mid-single-digit percentage points lower than prior year Fall Season.
•SG&A as a percentage of net sales for the Fall Season is expected to be low to mid-single digit percentage points higher than the prior year Fall Season.
•Gains on sale of real estate is estimated to be approximately $50 million for fiscal 2020.
•Earnings before interest, taxes, depreciation and amortization, excluding the impact of certain items, is expected to improve from the second quarter of 2020 sequentially in the third quarter and fourth quarter.
•Interest expense, net is expected to be approximately $300 million for fiscal 2020.
•The effective tax rate, excluding the impact of certain items, is expected to be 35% to 38% in fiscal 2020.
•Capital expenditures are expected to be approximately $450 million for fiscal 2020.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis and changes in comparable sales on an owned plus licensed basis, which includes adjusting for growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, and in evaluating the impact of changes in the manner in which certain departments are operated. In addition, management believes that excluding certain items from net income (loss) and diluted earnings (loss) per share that are not associated with the Company’s core operations and that may vary substantially in frequency and magnitude from period-to-period provides useful supplemental measures that assist in evaluating the Company's ability to generate earnings and to more readily compare these metrics between past and future periods.
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
Changes in Comparable Sales

	13 Weeks Ended	26 Weeks Ended
	August 1, 2020	August 1, 2020

Decrease in comparable sales on an owned basis (Note 1)	(34.7)%	(40.0)%
Comparable sales growth impact of departments licensed to third parties (Note 2)	(0.4)%	(0.2)%
Decrease in comparable sales on an owned plus licensed basis	(35.1)%	(40.2)%

	13 Weeks Ended	26 Weeks Ended
	August 3, 2019	August 3, 2019

Increase in comparable sales on an owned basis (Note 1)	0.2%	0.4%
Comparable sales growth impact of departments licensed to third parties (Note 2)	0.1%	0.1%
Increase in comparable sales on an owned plus licensed basis	0.3%	0.5%

Notes:

(1) Represents the period-to-period percentage change in net sales from stores in operation throughout the year   presented and the immediately preceding year and all online sales, excluding commissions from departments licensed to third parties. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. No stores have been excluded as a result of the COVID-19 pandemic. Definitions and calculations of comparable sales may differ among companies in the retail industry.

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

MACY'S, INC.
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

	Second Quarter of 2020		Second Quarter of 2019

	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
As reported	$(431)	$(1.39)	$86	$0.28
Restructuring, impairment and other costs (Note 3)	242	0.78	2	—
Settlement charges	38	0.12	—	—
Losses on early retirement of debt	3	0.01	—	—
Income tax impact of certain items noted above	(103)	(0.33)	—	—
As adjusted	$(251)	$(0.81)	$88	$0.28

	2020		2019
	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
As reported	$(4,012)	$(12.91)	$223	$0.71
Impairment, restructuring and other costs	3,426	11.02	3	0.01
Settlement charges	38	0.12	—	—
Financing costs	3	0.01	—	—
Income tax impact of certain items identified above (Note 3)	(336)	(1.07)	(1)	—
As adjusted	$(881)	$(2.83)	$225	$0.72

(3) The impact during the 13 and 26 weeks ended August 3, 2019 represents a value less than zero for net income or $0.01 per diluted share.

MACY'S, INC.

Critical Accounting Policies
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and bluemercury are the only reporting units with goodwill as of August 1, 2020, and 98% of the Company's goodwill is allocated to the Macy's reporting unit.
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
2020 Impairment Analysis
During the first quarter of 2020, as a result of the sustained decline in the Company's market capitalization and changes in the Company's long-term projections driven largely by the impacts of the COVID-19 pandemic, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite lived intangible assets. The Company determined the fair value of each of its reporting units using a market approach or a combination of a market approach and income approach, as appropriate. Relative to the prior assessment, as part of this current assessment, it was determined that an increase in the discount rate applied in the valuation was required to align with market-based assumptions and company-specific risk. This higher discount rate, in conjunction with revised long-term projections resulted in lower fair values of the reporting units. As a result, the Company recognized $2,982 million and $98 million of goodwill impairment for the Macy's and bluemercury reporting units, respectively, during the 26 weeks ended August 1, 2020.

As of May 2, 2020, the Company elected to perform a qualitative impairment test on its intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and the intangible assets with indefinite lives were not impaired.

For the Company's annual impairment assessment as of the end of fiscal May, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and intangible assets with indefinite lives were not impaired.

MACY'S, INC.
The Company continues to monitor the key inputs to the fair values of its reporting units. A decline in market capitalization or future declines in macroeconomic factors or business conditions may result in additional impairment charges in future periods.

New Pronouncements
Accounting Pronouncements Recently Adopted
See Note 1, "Organization and Summary of Significant Accounting Policies" to the accompanying Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2019 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2019 10-K.

Item 4. Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of August 1, 2020, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of August 1, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

In December 2019, there was an outbreak of COVID-19 in China that has since spread to the other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. As the pandemic continues to spread throughout the United States, businesses as well as federal, state and local governments have implemented significant actions to attempt to mitigate this public health crisis. Although the ultimate severity of the COVID-19 outbreak is uncertain at this time, the pandemic has had and will continue to have adverse impacts on the Company’s financial condition and results of operations, including, but not limited to:

•On March 18, 2020, the Company temporarily closed all of its stores and subsequently furloughed the majority of its workforce. As different states and localities began to ease the regulations imposed to slow the spread of COVID-19, the Company began to reopen its stores and, as of August 1, 2020, substantially all of the Company’s stores have reopened. As a result of the COVID-19 pandemic, and particularly with the reopening of stores, the Company implemented safety measures and health and wellness precautions across its stores and facilities to mitigate risk to its customers and colleagues. These efforts to protect the health and well-being of customers and Company colleagues have resulted in, and will continue to result in, additional SG&A expenses. Recently, there has been a resurgence of COVID-19 in several states, which may negatively impact store performance in these areas as consumer shopping behaviors are impacted or government officials reinstate restrictions. Future outbreaks may continue to occur which could require the Company to close recently reopened stores. As a result, there can be no assurance as to whether recently reopened stores can remain open or whether further store closures may be required.

During the first and second quarters of 2020, the Company experienced significant reductions and volatility in demand for its retail products as customers were not able to purchase merchandise in stores due to quarantine or government or self-imposed restrictions placed on the Company’s stores’ operations. The shift in shopping patterns has also affected our inventory position and disrupted our supply chain. Additionally, social distancing measures or changes in consumer spending behaviors due to COVID-19 have impacted and may continue to impact traffic in stores after normal operations resume and could result in a loss of sales and profit.

In addition, the Company expects to be impacted by the deterioration in the economic conditions in North America, which could have an impact on discretionary consumer spending. In response to the disruption caused by the COVID-19 pandemic, the Company reconfigured its cost base through colleague reductions and reduced discretionary spending. While it is premature to accurately predict the ultimate impact of these developments, the Company expects its results of operations will be adversely impacted in a significant manner and such impacts could continue for an undetermined amount of time.

•The Company has experienced and may continue to experience temporary or long-term disruptions in its supply chain, as the outbreak has resulted in travel disruptions and has impacted manufacturing and distribution throughout the world. The receipt of products or raw material sourced from impacted areas has been and may continue to be slowed or disrupted in the coming months, which could impact the fulfillment of merchandise orders from the Company’s brand partners. Furthermore, transportation delays and cost increases, more extensive travel restrictions, closures or disruptions of businesses and facilities and social, economic, political or labor instability in the affected areas have impacted and may continue to impact the Company, its suppliers’ operations and its customers.

MACY'S, INC.

•The Company has been and may continue to be required to change its plan for inventory receipts, which could place financial pressure on its brand partners. Such actions may negatively impact relationships with brand partners or adversely impact their financial performance and position. If this occurs, current brand partners’ ability to meet their obligations to the Company may be impacted or the Company may also be required to identify new brand partner relationships.

•The Company’s liquidity has been negatively impacted by the store closures. While the Company has obtained additional financing, further actions may be required to improve the Company’s cash position, including but not limited to, monetizing Company assets, reinstituting colleague furloughs, and foregoing capital expenditures and other discretionary expenses. Failure to obtain any necessary additional financing or enhance the Company’s liquidity could lead to default on its current financing arrangements and impact the Company’s ability to meet its obligations as they come due.

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

The impact of COVID-19 may also exacerbate other risks included in Part I, Item 1A. "Risk Factors" in the Company's 2019 10-K, any of which could be material. The situation is changing rapidly and future impacts may materialize that are not yet known. Even after the COVID-19 pandemic has subsided, the Company may continue to experience materially adverse impacts to the Company's business as a result of the virus' long-term economic impact, including adverse impacts on the business operations, liquidity and impacts of any recession that may occur in the future.

MACY'S, INC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the second quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
May 3, 2020 – May 30, 2020	—	—	—	—
May 31, 2020 – July 4, 2020	3	7.29	—	—
July 5, 2020 – August 1, 2020	—	—	—	—
	3	7.29	—
 ___________________
(1)Commencing in January 2000, the Company's Board of Directors has from time to time approved authorizations to purchase, in the aggregate, up to $18 billion of Common Stock. As of February 2, 2020, $1,716 million of authorization remained unused. On March 26, 2020, the Company's Board of Directors rescinded its authorization of the remaining unused amount.

Item 5. Other Information.
Forward-Looking Statements
This report and other reports, statements and information previously or subsequently filed by the Company with the SEC contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including risks and uncertainties relating to:
•the effects of the weather, natural disasters, and health pandemics, including the COVID-19 pandemic, on the Company’s business, including the ability to open stores, customer demand and its supply chain, as well as its consolidated results of operations, financial position and cash flows;
•the possible invalidity of the underlying beliefs and assumptions;
•the Company’s ability to successfully implement its Polaris strategy, including the ability to realize the anticipated benefits within the expected time frame or at all;
•the success of the Company’s operational decisions, such as product sourcing, merchandise mix and pricing, and marketing, and strategic initiatives, such as Growth stores, Backstage on-mall off-price business, and vendor direct expansion;
•general consumer-spending levels, including the impact of changes in general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, and the costs of basic necessities and other goods;
•competitive pressures from department stores, specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels, including the Internet, catalogs and television;
•the Company’s ability to remain competitive and relevant as consumers’ shopping behaviors migrate to other shopping channels and to maintain its brand and reputation;
•possible systems failures and/or security breaches, including any security breach that results in the theft, transfer or unauthorized disclosure of customer, colleague or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach;
•the cost of colleague benefits as well as attracting and retaining quality colleagues;

MACY'S, INC.
•transactions and strategy involving the Company's real estate portfolio;
•the seasonal nature of the Company's business;
•conditions to, or changes in the timing of, proposed transactions, and changes in expected synergies, cost savings and non-recurring charges;
•the potential for the incurrence of charges in connection with the impairment of intangible assets, including goodwill;
•possible changes or developments in social, economic, business, industry, market, legal, and regulatory circumstances and conditions;
•possible actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials;
•changes in relationships with vendors and other product and service providers;
•currency, interest and exchange rates and other capital market, economic and geo-political conditions;
•unstable political conditions, civil unrest, terrorist activities and armed conflicts;
•the possible inability of the Company's manufacturers or transporters to deliver products in a timely manner or meet the Company's quality standards;
•the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional and global health pandemics, and regional political and economic conditions; and
•duties, taxes, other charges and quotas on imports.
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

MACY'S, INC.
Item 6. Exhibits.

4.1
Indenture dated as of June 8, 2020, among Macy's, Inc., as issuer, the guarantors party thereto and U.S. Bank National Association, as trustee and collateral trustee, relating to the Company's 8.375% Senior Secured Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 9, 2020)

4.2	Form of 8.375% Senior Secured Note due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 9, 2020)

4.3
First Supplemental Indenture to 1991 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.4
Second Supplemental Indenture to 1991 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.5
Eleventh Supplemental Indenture to 1994 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.6
Twelfth Supplemental Indenture to 1994 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.7
Second Supplemental Indenture to 1996 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.8
Third Supplemental Indenture to 1996 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.9
Eighth Supplemental Indenture to 1997 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.10
Ninth Supplemental Indenture to 1997 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.11
Seventh Supplement Indenture to 2006 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020) (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.12
Eighth Supplemental Indenture to 2006 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.13
Eighth Supplemental Indenture to 2012 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.14
Ninth Supplemental Indenture to 2012 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.15
Third Supplemental Indenture to 1991 Indenture dated as of June 26, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.16
Thirteenth Supplemental Indenture to 1994 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.17
Fourth Supplemental Indenture to 1996 Indenture dated as of June 26, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.18
Tenth Supplemental Indenture to 1997 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.19
Ninth Supplemental Indenture to 2006 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.20
Tenth Supplemental Indenture to 2012 Indenture dated as of June 26, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020)

4.21
Indenture, dated as of July 28, 2020, among Macy’s Retail Holdings, LLC, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank National Association, as trustee and collateral trustee, relating to Macy’s Retail Holdings, LLC’s 6.65% Senior Secured Debentures due 2024, 6.7% Senior Secured Debentures due 2028, 8.75% Senior Secured Debentures due 2029, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 28, 2020)

4.22
Form of 6.65% Senior Secured Debentures due 2024, 6.7% Senior Secured Debentures due 2028, 8.75% Senior Secured Debentures due 2029, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 28, 2020)

4.23
Fifth Supplemental Trust Indenture to 1996 Indenture, dated as of July 10, 2020, among Macy’s Retail Holdings, LLC, as issuer, Macy’s, Inc. as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Macy’s Retail Holdings, LLC’s 6.65% Senior Debentures due 2024, 6.7% Senior Debentures due 2028, 8.75% Senior Debentures due 2029, 7.875% Senior Debentures due 2030, 6.9% Senior Debentures due 2032 and 6.7% Senior Debentures due 2034 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed July 28, 2020)

10.1
Credit Agreement, dated as of June 8, 2020, among Macy’s Inventory Funding LLC, as the Borrower, Macy’s Inventory Holdings LLC, as Parent, Bank of America, N.A., as Agent, L/C Issuer and Swing Line Lender, the other lenders party thereto, BofA Securities, Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Capital Markets LLC and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Fifth Third Bank, National Association, MUFG Union Bank, N.A., as Co-Syndication Agents and Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 9, 2020)

10.2
Amendment No. 1 to Credit Agreement dated as of June 8, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (f/k/a Macy’s Retail Holdings, Inc.), as Borrower, Macy’s, Inc., a Delaware corporation, as Parent, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 9, 2020)

10.3	2020-2022 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, filed on September 3, 2020, are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________

*Constitutes a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary

By:	/s/ PAUL GRISCOM
Paul Griscom Senior Vice President and Controller
Date: September 3, 2020