Form 10-Q
period 2020-10-31
Macy's, Inc.
filed 2020-12-08
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 28, 2020
Common Stock, $.01 par value per share	310,477,909 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$3,990	$5,173	$10,566	$16,223
Credit card revenues, net	195	183	494	531

Cost of sales	(2,569)	(3,106)	(7,788)	(9,905)
Selling, general and administrative expenses	(1,726)	(2,202)	(4,723)	(6,489)
Gains on sale of real estate	3	17	20	67
Impairment, restructuring and other costs	(20)	(13)	(3,445)	(16)
Operating income (loss)	(127)	52	(4,876)	411
Benefit plan income, net	16	8	37	23
Settlement charges	(26)	(12)	(65)	(12)
Interest expense	(80)	(52)	(199)	(159)
Financing costs	—	—	(4)	—
Interest income	—	4	3	16
Income (loss) before income taxes	(217)	—	(5,104)	279
Federal, state and local income tax benefit (expense)	126	2	1,000	(55)
Net income (loss)	$(91)	$2	(4,104)	224
Basic earnings (loss) per share	$(0.29)	$0.01	$(13.20)	$0.72
Diluted earnings (loss) per share	$(0.29)	$0.01	$(13.20)	$0.72

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$(91)	$2	$(4,104)	$224
Other comprehensive income (loss):
Actuarial loss on post employment and postretirement benefit plans, before tax	(36)	(70)	(17)	(70)
Reclassifications to net income (loss):
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	13	8	36	23
Settlement charges, before tax	26	12	65	12
Tax effect related to items of other comprehensive income (loss)	(1)	13	(21)	9
Total other comprehensive income (loss), net of tax effect	2	(37)	63	(26)
Comprehensive income (loss)	$(89)	$(35)	$(4,041)	$198

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(millions)

	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,551	$685	$301
Receivables	185	409	175
Merchandise inventories	5,144	5,188	7,256
Prepaid expenses and other current assets	477	528	569
Total Current Assets	7,357	6,810	8,301
Property and Equipment - net of accumulated depreciation and amortization of $4,816, $4,392 and $4,926	6,122	6,633	6,558
Right of Use Assets	3,028	2,668	2,596
Goodwill	828	3,908	3,908
Other Intangible Assets – net	437	439	440
Other Assets	1,442	714	744
Total Assets	$19,214	$21,172	$22,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$536	$539	$6
Merchandise accounts payable	3,267	1,682	3,427
Accounts payable and accrued liabilities	2,848	3,448	3,046
Income taxes	—	81	—
Total Current Liabilities	6,651	5,750	6,479
Long-Term Debt	4,852	3,621	4,677
Long-Term Lease Liabilities	3,266	2,918	2,819
Deferred Income Taxes	917	1,169	1,200
Other Liabilities	1,285	1,337	1,315
Shareholders' Equity	2,243	6,377	6,057
Total Liabilities and Shareholders’ Equity	$19,214	$21,172	$22,547

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at February 1, 2020	$3	$621	$7,989	$(1,241)	$(995)	$6,377
Net loss			(3,581)			(3,581)
Other comprehensive income					9	9
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		6				6
Stock issued under stock plans		(62)		61		(1)
Other					4	4
Balance at May 2, 2020	3	565	4,291	(1,180)	(982)	2,697
Net loss			(431)			(431)
Other comprehensive income					51	51
Stock-based compensation expense		7				7
Stock issued under stock plans		(4)		4		—
Balance at August 1, 2020	3	568	3,860	(1,176)	(931)	2,324
Net loss			(91)			(91)
Other comprehensive income					2	2
Stock-based compensation expense		8				8
Stock issued under stock plans		(1)		1		—
Balance at October 31, 2020	$3	$575	$3,769	$(1,175)	$(929)	$2,243

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

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(millions)

	39 Weeks Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net income (loss)	$(4,104)	$224
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Impairment, restructuring and other costs	3,445	16
Settlement charges	65	12
Depreciation and amortization	722	725
Stock-based compensation expense	21	40
Gains on sale of real estate	(20)	(67)
Benefit plans	36	23
Amortization of financing costs and premium on acquired debt	11	1
Deferred income taxes	(270)	25
Changes in assets and liabilities:
Decrease in receivables	223	224
(Increase) decrease in merchandise inventories	34	(1,993)
Decrease in prepaid expenses and other current assets	29	13
Increase in merchandise accounts payable	1,612	1,648
Decrease in accounts payable and accrued liabilities	(598)	(470)
Decrease in current income taxes	(818)	(168)
Change in other assets and liabilities	(144)	(81)
Net cash provided by operating activities	244	172
Cash flows from investing activities:
Purchase of property and equipment	(290)	(623)
Capitalized software	(96)	(189)
Disposition of property and equipment	39	73
Other, net	33	10
Net cash used by investing activities	(314)	(729)
Cash flows from financing activities:
Debt issued	2,780	—
Debt issuance costs	(102)	(3)
Debt repaid	(1,508)	(42)
Dividends paid	(117)	(349)
Increase (decrease) in outstanding checks	(90)	49
Acquisition of treasury stock	—	(1)
Issuance of common stock	—	6
Net cash provided (used) by financing activities	963	(340)
Net increase (decrease) in cash, cash equivalents and restricted cash	893	(897)
Cash, cash equivalents and restricted cash beginning of period	731	1,248
Cash, cash equivalents and restricted cash end of period	$1,624	$351
Supplemental cash flow information:
Interest paid	$140	$152
Interest received	4	16
Income taxes paid (net of refunds received)	88	199
Note: Restricted cash of $73 million and $50 million have been included with cash and cash equivalents for the 39 weeks ended October 31, 2020 and November 2, 2019, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc. and subsidiaries (the "Company") is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Guam and Puerto Rico. As of October 31, 2020, the Company's operations were conducted through Macy's, Bloomingdale's, Bloomingdale's The Outlet, Macy's Backstage and bluemercury.
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
The Consolidated Financial Statements for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019 are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to the prior period's amounts to conform to the classifications of such amounts in the most recent period.
Comprehensive Income (Loss)
Total comprehensive income (loss) represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income (loss). For the Company, the only other components of total comprehensive income (loss) for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income (loss) before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Operations. See Note 8, "Benefit Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.    Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has had a negative impact on the Company's fiscal 2020 operations and financial results to date, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to the severity and duration of the pandemic. The following summarizes the actions taken and impacts from the COVID-19 pandemic during the 13 and 39 weeks ended October 31, 2020.

•The Company temporarily closed all stores on March 18, 2020, which included all Macy’s, Bloomingdale’s, bluemercury, Macy’s Backstage, Bloomingdales the Outlet and Market by Macy’s stores. Stores began reopening on May 4, 2020 and substantially all of the Company's stores were open by the end of the second quarter of 2020.

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

•To improve the Company's cash position and reduce its cash expenditures, the Company's Board of Directors and Chief Executive Officer did not receive compensation from April 1, 2020 through June 30, 2020. In addition, the Company deferred cash expenditures where possible and temporarily implemented a furlough for the majority of its colleague population which ended for most colleagues at the beginning of July 2020. Certain executives not impacted by the furlough took a temporary reduction of their pay through June 30, 2020.

•In June 2020, the Company announced a restructuring that aligns its cost base with anticipated near-term sales as the business recovers from the impact of the COVID-19 pandemic. The Company reduced corporate and management headcount by approximately 3,900. Additionally, the Company reduced staffing across its stores portfolio, supply chain and customer support network, which it will adjust as sales recover. During the second quarter of 2020, the Company recognized $154 million of expense for severance related to this reduction in force, of which substantially all has been paid as of October 31, 2020.

•Through October 31, 2020, the Company has deferred approximately $75 million of occupancy payments for a significant number of its stores. COVID-19 pandemic-related rent deferrals are included in accounts payable and accrued liabilities. The Company continues to recognize expense during the deferral periods based on the contractual terms of the lease agreements.

•During the 39 weeks ended October 31, 2020, the Company incurred non-cash impairment charges primarily related to long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value. The Company also incurred non-cash impairment charges during the 39 weeks ended October 31, 2020 on goodwill as a result of the sustained decline in the Company's market capitalization and decline in projected cash flows primarily as a result of the COVID-19 pandemic. See Note 3, "Impairment, Restructuring and Other Costs" and Note 4, "Goodwill and Indefinite Lived Intangible Assets," respectively, for further discussion of these charges.

•On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") was signed into law, which included payroll tax credits for employee retention, deferral of payroll taxes, and several income tax provisions, including modifications to the net interest deduction limitation, changes to certain property depreciation and carryback of certain operating losses.

The impacts of the CARES Act have been included in the estimation of the Company's annual effective tax rate and the income tax benefit recognized during the 13 and 39 weeks ended October 31, 2020. Specifically, the Company has estimated an annual net operating loss that will be available for carryback at a 35% federal income tax rate rather than the current 21% federal income tax rate. During the 39 weeks ended October 31, 2020, the resultant benefit of this rate

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

differential was offset by the impact of the non-tax deductible component of the goodwill impairment charge and additional income tax expense associated with deferred tax remeasurement during the first quarter of 2020. The net impact of these items is the primary driver of the effective tax rate decrease when compared to the same period in 2019. As of October 31, 2020, the Company recognized a $705 million income tax receivable, which is included within Other Assets on the Consolidated Balance Sheets.

In addition, during the 39 weeks ended October 31, 2020, the Company recognized $60 million in employee retention payroll tax credits and elected to defer payment of approximately $100 million of the employer portion of social security taxes. The Company expects to repay the deferred payroll taxes in the third quarter of fiscal 2021.

3.    Impairment, Restructuring and Other Costs

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(millions)
Impairments	$6	$—	$3,170	$1
Restructuring	2	5	196	5
Other	12	8	79	10
Total	$20	$13	$3,445	$16

During the 39 weeks ended October 31, 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $3,170 million, the majority of which was recognized during the first quarter of 2020 and consisted of:

•$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy's reporting unit and $98 million attributable to the bluemercury reporting unit. See discussion at Note 4, "Goodwill and Indefinite Lived Intangible Assets."

•$90 million of impairments primarily related to long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

The Company also recognized $154 million of expense for severance during the second quarter of 2020 associated with the reduction in force in response to the COVID-19 pandemic. Substantially all of this severance was paid as of October 31, 2020.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A summary of the restructuring and other cash activity for the 13 and 39 weeks ended October 31, 2020 related to the Polaris strategy, which was announced in February 2020 and are included within accounts payable and accrued liabilities, is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at February 1, 2020	$115	$9	$124
Additions charged to expense	25	7	32
Cash payments	(82)	(6)	(88)
Balance at May 2, 2020	58	10	68
Additions charged to expense	15	6	21
Cash payments	(67)	(6)	(73)
Balance at August 1, 2020	6	10	16
Additions charged to expense	1	4	5
Cash payments	(6)	(10)	(16)
Balance at October 31, 2020	$1	$4	$5

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.    Goodwill and Indefinite Lived Intangible Assets

	October 31, 2020	February 1, 2020	November 2, 2019
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,290	$9,290
Accumulated impairment losses	(8,462)	(5,382)	(5,382)
	828	3,908	3,908
Tradenames	403	403	403
	$1,231	$4,311	$4,311

As a result of the sustained decline in the Company's market capitalization and changes in the Company's long-term projections driven largely by the impacts of the COVID-19 pandemic, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite lived intangible assets during the first quarter of 2020. The Company determined the fair value of each of its reporting units using a market approach or a combination of a market approach and income approach, as appropriate. Relative to the prior assessment, as part of this current assessment, it was determined that an increase in the discount rate applied in the valuation was required to align with market-based assumptions and company-specific risk. This higher discount rate, in conjunction with revised long-term projections, resulted in lower fair values of the reporting units. As a result, the Company recognized $2,982 million and $98 million of goodwill impairment for the Macy's and bluemercury reporting units, respectively, primarily during the first quarter of 2020.

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

5.    Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	October 31, 2020			November 2, 2019
	Net Loss		Shares	Net Income		Shares
	(millions, except per share data)
Net income (loss)	$(91)		310.2	$2		308.9
Shares to be issued under deferred compensation and other plans			1.0			1.0
	$(91)		311.2	$2		309.9
Basic earnings (loss) per share		$(0.29)			$0.01
Effect of dilutive securities:
Stock options and restricted stock units			—			1.1
	$(91)		311.2	$2		311.0
Diluted earnings (loss) per share		$(0.29)			$0.01

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	39 Weeks Ended
	October 31, 2020			November 2, 2019
	Net Loss		Shares	Net Income		Shares
	(millions, except per share data)
Net income (loss)	$(4,104)		310.1	$224		308.7
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$(4,104)		311.0	$224		309.6
Basic earnings (loss) per share		$(13.20)			$0.72
Effect of dilutive securities:
Stock options and restricted stock units			—			1.7
	$(4,104)		311.0	$224		311.3
Diluted earnings (loss) per share		$(13.20)			$0.72

For the 13 and 39 weeks ended October 31, 2020, as a result of the net loss for the quarter and year to date period, all options and restricted stock units have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Stock options to purchase 16.4 million shares of common stock and restricted stock units relating to 10.0 million shares of common stock outstanding at October 31, 2020 were excluded from the computation of diluted earnings per share.

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
For each of the 13 and 39 weeks ended October 31, 2020, Macy's accounted for 88% of the Company's net sales. For the 13 and 39 weeks ended November 2, 2019, Macy's accounted for 87% and 88%, respectively, of the Company's net sales. Disaggregation of the Company's net sales by family of business for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019 were as follows:

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
Net sales by family of business	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$1,677	$1,960	$4,273	$6,152
Women's Apparel	690	1,197	1,895	3,779
Men's and Kids'	790	1,195	2,089	3,663
Home/Other (a)	833	821	2,309	2,629
Total	$3,990	$5,173	$10,566	$16,223
(a) Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $182 million, $213 million and $245 million as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively. Included in prepaid expenses and other current assets is an asset totaling $116 million, $147 million and $164 million as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
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
The Company maintains customer loyalty programs in which customers earn points based on their purchases. Under both the Macy’s and Bloomingdale's brands, points are earned based on customers’ spending regardless of tender type. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer.
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $639 million, $839 million and $705 million as of October 31, 2020, February 1, 2020 and November 2, 2019, respectively.
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

7.    Financing Activities

Prior to June 2020, the Company was party to a credit agreement with certain financial institutions. The credit agreement provided for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million. The credit agreement was scheduled to expire on May 9, 2024, subject to up to two one-year extensions that could be requested by the Company and agreed to by the lenders. On March 19, 2020, due to the impacts of the COVID-19 pandemic, the Company

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

elected to draw on the full $1,500 million available under the agreement. As discussed further below, during the second quarter of 2020, this amount was repaid and the credit agreement amended.

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

Entry into Asset-Based Credit Facility

On June 8, 2020, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect wholly owned subsidiary of the Company, and its parent, Macy’s Inventory Holdings LLC (the “ABL Parent”), entered into an asset-based credit agreement (the “ABL Credit Facility”) with Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. As of October 31, 2020, the ABL Credit Facility provides the ABL Borrower with (i) a $2,941 million revolving credit facility (the “Revolving ABL Facility”), including a swingline sub-facility and a letter of credit sub-facility, and (ii) a bridge revolving credit facility of up to $300 million (the “Bridge Facility”). The ABL Borrower may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million. As of October 31, 2020, the Company had $124 million of standby letters of credit outstanding under the ABL Credit Facility, which reduces the available borrowing capacity. The Company had no borrowings outstanding under the ABL Credit Facility as of October 31, 2020.

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

greater of (x) 10% of the Loan Cap (as defined in the ABL Credit Facility) and (y) $250 million, in each case, as of the end of such fiscal quarter and (2) prior to April 30, 2021, that the ABL Borrower not permit Availability plus Suppressed Availability to be lower than the greater of (x) 10% of the Loan Cap and (y) $250 million.

Amendment to Existing Credit Agreement

On June 8, 2020, the Company substantially reduced the credit commitments of its existing $1,500 million unsecured credit agreement, which as of October 31, 2020 provided the Company with unsecured revolving credit of up to $1 million. The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default.

Exchange Offers and Consent Solicitations for Certain Outstanding Debt Securities of MRH

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

In addition, MRH solicited and received consents from holders of each series of Old Notes (each, a “Consent Solicitation” and, collectively, the “Consent Solicitations”) pursuant to a separate Consent Solicitation Statement to adopt certain proposed amendments to the indenture governing the Old Notes (the “Existing Indenture”) to conform certain provisions in the negative pledge covenant in the Existing Indenture to the provisions of the negative pledge covenant in MRH’s most recent indenture (the “Proposed Amendments”). MRH received consents from holders of (i) $85 million aggregate principal amount of outstanding Old 2024 Notes, (ii) $77 million aggregate principal amount of outstanding Old 2028 Notes, (iii) $13 million aggregate principal amount of outstanding Old 2029 Notes, (iv) $5 million aggregate principal amount of outstanding Old 2030 Notes, (v) $6 million aggregate principal amount of outstanding Old 2032 Notes and (vi) $185 million aggregate principal amount of outstanding Old 2034 Notes.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Debt Repayments
The following table shows the detail of debt repayments:

	39 Weeks Ended
	October 31, 2020	November 2, 2019
	(millions)
Revolving credit agreement	$1,500	$—
8.5% Senior debentures due 2019	—	36
9.5% amortizing debentures due 2021	4	4
9.75% amortizing debentures due 2021	2	2
	$1,506	$42

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$17	$25	$49	$74

Non-Qualified Defined Contribution Plan	$—	$—	$—	$2

Pension Plan
Service cost	$1	$2	$4	$4
Interest cost	13	26	51	78
Expected return on assets	(46)	(48)	(138)	(144)
Recognition of net actuarial loss	11	7	31	21
Amortization of prior service credit	—	—	—	—
	$(21)	$(13)	$(52)	$(41)
Supplementary Retirement Plan
Service cost	$—	$—	$—	$—
Interest cost	3	5	11	17
Recognition of net actuarial loss	3	2	9	6
Amortization of prior service cost	—	—	—	—
	$6	$7	$20	$23

Total Retirement Expense	$2	$19	$17	$58

Postretirement Obligations
Service cost	$—	$—	$—	$—
Interest cost	1	1	3	3
Recognition of net actuarial gain	(1)	(1)	(4)	(4)
Amortization of prior service credit	—	—	—	—
	$—	$—	$(1)	$(1)

In connection with the Company's defined benefit plans, for the 13 and 39 weeks ended October 31, 2020, the Company incurred non-cash settlement charges of $26 million and $65 million, respectively. For the 13 and 39 weeks ended November 2, 2019, the Company incurred a non-cash settlement charge of $12 million. These charges relate to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.

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
Level 3: Significant unobservable inputs for the assets

	October 31, 2020				November 2, 2019
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$95	$32	$63	$—	$92	$33	$59	$—

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
The following table shows the estimated fair value of the Company's long-term debt:

	October 31, 2020			November 2, 2019
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$4,903	$4,852	$3,967	$4,664	$4,677	$4,716

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
In June 2020, in conjunction with the financing discussed in Note 7, "Financing Activities," Macy's Retail Holdings, Inc. was converted into a limited liability company and in May 2020 direct, wholly-owned subsidiaries of the Parent, ABL Parent and Propco were created. In conjunction with the June 2020 financings transactions, ABL Parent was transferred certain inventory and related trade payables of MRH and its subsidiaries, while Propco was transferred certain real property of MRH and its subsidiaries, both of which serve as collateral for the new debt agreements.
In March 2020, the SEC amended Rule 3-10    of Regulation S-X regarding financial disclosure requirements    for certain    debt securities. The new rules affect those disclosures related to registered securities that are guaranteed and those that are collateralized by the securities of an affiliate. The changes include expanding the population of subsidiary issuers and guarantors that can use the SEC's guarantee-related disclosure framework, simplifying the disclosure models and allowing for disclosures to be made outside of the financial statements. This rule is effective January 4, 2021 with early adoption permitted. The Company is currently evaluating the impact this new rule will have on the financial statements and related disclosures when it is adopted for the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Condensed Consolidating Statements of Comprehensive Income for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, Condensed Consolidating Balance Sheets as of October 31, 2020, November 2, 2019 and February 1, 2020, and the related Condensed Consolidating Statements of Cash Flows for the 39 weeks ended October 31, 2020 and November 2, 2019 are presented on the following pages.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 13 Weeks Ended October 31, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$97	$3,893	$—	$3,990
Consignment commission income	—	353	—	(353)	—
Credit card revenues, net	—	2	193	—	195

Cost of sales	—	(32)	(2,537)	—	(2,569)
Selling, general and administrative expenses	—	(624)	(1,455)	353	(1,726)
Gains on sale of real estate	—	—	3	—	3
Restructuring, impairment and other costs	—	(5)	(15)	—	(20)
Operating income (loss)	—	(209)	82	—	(127)
Benefit plan income, net	—	6	10	—	16
Settlement charges	—	(12)	(14)	—	(26)
Interest (expense) income, net:
External	(29)	(44)	(7)	—	(80)
Intercompany	(33)	26	7	—	—
Equity in loss of subsidiaries	(53)	(92)	—	145	—
Income (loss) before income taxes	(115)	(325)	78	145	(217)
Federal, state and local income tax benefit	24	95	7	—	126
Net income (loss)	$(91)	$(230)	$85	$145	$(91)

Comprehensive income (loss)	$(89)	$(227)	$85	$142	$(89)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 13 Weeks Ended November 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$2,044	$5,245	$(2,116)	$5,173
Credit card revenues (expense), net	—	(2)	185	—	183

Cost of sales	—	(1,230)	(3,992)	2,116	(3,106)
Selling, general and administrative expenses	—	(870)	(1,332)	—	(2,202)
Gains on sale of real estate	—	8	9	—	17
Impairment and other costs	—	(1)	(12)	—	(13)
Operating income (loss)	—	(51)	103	—	52
Benefit plan income, net	—	3	5	—	8
Settlement charges	—	—	(12)	—	(12)
Interest (expense) income, net:
External	3	(52)	1	—	(48)
Intercompany	—	(18)	18	—	—
Equity in loss of subsidiaries	(3)	(125)	—	128	—
Income (loss) before income taxes	—	(243)	115	128	—
Federal, state and local income tax benefit (expense)	2	30	(30)	—	2
Net income (loss)	$2	$(213)	$85	$128	$2

Comprehensive income (loss)	$(35)	$(249)	$65	$184	$(35)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the 39 Weeks Ended October 31, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$1,131	$10,274	$(839)	$10,566
Consignment commission income	—	572	—	(572)	—
Credit card revenues (expense), net	—	(4)	498	—	494

Cost of sales	—	(814)	(7,813)	839	(7,788)
Selling, general and administrative expenses	—	(1,651)	(3,644)	572	(4,723)
Gains on sale of real estate	—	1	19	—	20
Impairment, restructuring and other costs	—	(2,811)	(634)	—	(3,445)
Operating loss	—	(3,576)	(1,300)	—	(4,876)
Benefit plan income, net	—	14	23	—	37
Settlement charges	—	(26)	(39)	—	(65)
Interest (expense) income, net:
External	(44)	(141)	(11)	—	(196)
Intercompany	(55)	18	37	—	—
Financing costs	—	(4)	—	—	(4)
Equity in loss of subsidiaries	(4,041)	(1,360)	—	5,401	—
Loss before income taxes	(4,140)	(5,075)	(1,290)	5,401	(5,104)
Federal, state and local income tax benefit	36	597	367	—	1,000
Net loss	$(4,104)	$(4,478)	$(923)	$5,401	$(4,104)

Comprehensive loss	$(4,041)	$(4,420)	$(884)	$5,304	$(4,041)

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the 39 Weeks Ended November 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Net sales	$—	$6,418	$14,428	$(4,623)	$16,223
Credit card revenues (expense), net	—	(8)	539	—	531

Cost of sales	—	(3,913)	(10,615)	4,623	(9,905)
Selling, general and administrative expenses	1	(2,544)	(3,946)	—	(6,489)
Gains on sale of real estate	—	32	35	—	67
Impairment, restructuring and other costs	—	(1)	(15)	—	(16)
Operating income (loss)	1	(16)	426	—	411
Benefit plan income, net	—	9	14	—	23
Settlement charges	—	—	(12)	—	(12)
Interest (expense) income, net:
External	11	(157)	3	—	(143)
Intercompany	—	(55)	55	—	—
Equity in earnings (loss) of subsidiaries	212	(264)	—	52	—
Income (loss) before income taxes	224	(483)	486	52	279
Federal, state and local income tax benefit (expense)	—	61	(116)	—	(55)
Net income (loss)	$224	$(422)	$370	$52	$224

Comprehensive income (loss)	$198	$(448)	$358	$90	$198

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 31, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$566	$52	$933	$—	$1,551
Receivables	—	41	144	—	185
Merchandise inventories	—	244	4,900	—	5,144
Prepaid expenses and other current assets	84	109	308	(24)	477
Total Current Assets	650	446	6,285	(24)	7,357
Property and Equipment – net	—	2,391	3,731	—	6,122
Right of Use Assets	—	979	2,399	(350)	3,028
Goodwill	—	661	167	—	828
Other Intangible Assets – net	—	4	433	—	437
Other Assets	760	74	608	—	1,442
Deferred Income Taxes	11	—	—	(11)	—
Intercompany Receivable	436	—	2,341	(2,777)	—
Investment in Subsidiaries	1,750	3,815	—	(5,565)	—
Total Assets	$3,607	$8,370	$15,964	$(8,727)	$19,214
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$536	$—	$—	$536
Merchandise accounts payable	—	220	3,047	—	3,267
Accounts payable and accrued liabilities	97	893	1,939	(81)	2,848
Total Current Liabilities	97	1,649	4,986	(81)	6,651
Long-Term Debt	1,242	3,610	—	—	4,852
Long-Term Lease Liabilities	—	872	2,687	(293)	3,266
Intercompany Payable	—	2,777	—	(2,777)	—
Deferred Income Taxes	—	403	525	(11)	917
Other Liabilities	25	327	933	—	1,285
Shareholders' Equity (Deficit)	2,243	(1,268)	6,833	(5,565)	2,243
Total Liabilities and Shareholders' Equity	$3,607	$8,370	$15,964	$(8,727)	$19,214

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
As of November 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS:
Current Assets:
Cash and cash equivalents	$42	$73	$186	$—	$301
Receivables	—	30	145	—	175
Merchandise inventories	—	3,145	4,111	—	7,256
Prepaid expenses and other current assets	96	126	442	(95)	569
Total Current Assets	138	3,374	4,884	(95)	8,301
Property and Equipment – net	—	3,174	3,384	—	6,558
Right of Use Assets	—	653	1,943	—	2,596
Goodwill	—	3,326	582	—	3,908
Other Intangible Assets – net	—	5	435	—	440
Other Assets	—	49	695	—	744
Deferred Income Taxes	9	—	—	(9)	—
Intercompany Receivable	2,923	—	454	(3,377)	—
Investment in Subsidiaries	3,231	2,812	—	(6,043)	—
Total Assets	$6,301	$13,393	$12,377	$(9,524)	$22,547
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Short-term debt	$—	$6	$—	$—	$6
Merchandise accounts payable	—	1,521	1,906	—	3,427
Accounts payable and accrued liabilities	216	835	1,995	—	3,046
Income taxes	—	51	44	(95)	—
Total Current Liabilities	216	2,413	3,945	(95)	6,479
Long-Term Debt	—	4,677	—	—	4,677
Long-Term Lease Liabilities	—	589	2,230	—	2,819
Intercompany Payable	—	3,377	—	(3,377)	—
Deferred Income Taxes	—	654	555	(9)	1,200
Other Liabilities	28	377	910	—	1,315
Shareholders' Equity	6,057	1,306	4,737	(6,043)	6,057
Total Liabilities and Shareholders' Equity	$6,301	$13,393	$12,377	$(9,524)	$22,547

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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended October 31, 2020
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(4,104)	$(4,478)	$(923)	$5,401	$(4,104)
Impairment, restructuring and other costs	—	2,811	634	—	3,445
Settlement charges	—	26	39	—	65
Equity in loss of subsidiaries	4,041	1,360	—	(5,401)	—
Dividends received from subsidiaries	608	300	—	(908)	—
Depreciation and amortization	—	225	497	—	722
Gains on sale of real estate	—	(1)	(19)	—	(20)
Changes in assets, liabilities and other items not separately identified	(750)	1,058	(172)	—	136
Net cash provided (used) by operating activities	(205)	1,301	56	(908)	244
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(63)	(284)	—	(347)
Other, net	—	(1)	34	—	33
Net cash used by investing activities	—	(64)	(250)	—	(314)
Cash flows from financing activities:
Debt issued, net of debt issuance costs	1,238	1,492	(52)	—	2,678
Debt repaid	—	(1,506)	(2)	—	(1,508)
Dividends paid	(117)	—	(908)	908	(117)
Intercompany activity, net	(641)	(1,210)	1,851	—	—
Other, net	(63)	(15)	(12)	—	(90)
Net cash provided (used) by financing activities	417	(1,239)	877	908	963
Net increase (decrease) in cash, cash equivalents and restricted cash	212	(2)	683	—	893
Cash, cash equivalents and restricted cash at beginning of period	413	64	254	—	731
Cash, cash equivalents and restricted cash at end of period	$625	$62	$937	$—	$1,624

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the 39 Weeks Ended November 2, 2019
(millions)

	Parent	Subsidiary Issuer	Other Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$224	$(422)	$370	$52	$224
Impairment, restructuring and other costs	—	1	15	—	16
Settlement charges	—	—	12	—	12
Equity in loss (earnings) of subsidiaries	(212)	264	—	(52)	—
Dividends received from subsidiaries	819	—	—	(819)	—
Depreciation and amortization	—	251	474	—	725
Gains on sale of real estate	—	(32)	(35)	—	(67)
Changes in assets, liabilities and other items not separately identified	(99)	(139)	(500)	—	(738)
Net cash provided (used) by operating activities	732	(77)	336	(819)	172
Cash flows from investing activities:
Purchase of property and equipment and capitalized software, net of dispositions	—	(179)	(560)	—	(739)
Other, net	—	(2)	12	—	10
Net cash used by investing activities	—	(181)	(548)	—	(729)
Cash flows from financing activities:
Debt repaid	—	(45)	—	—	(45)
Dividends paid	(349)	—	(819)	819	(349)
Issuance of common stock	5	—	—	—	5
Intercompany activity, net	(1,161)	239	922	—	—
Other, net	(74)	73	50	—	49
Net cash provided (used) by financing activities	(1,579)	267	153	819	(340)
Net increase (decrease) in cash, cash equivalents and restricted cash	(847)	9	(59)	—	(897)
Cash, cash equivalents and restricted cash at beginning of period	889	64	295	—	1,248
Cash, cash equivalents and restricted cash at end of period	$42	$73	$236	$—	$351

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2020" and "third quarter of 2019" are to the Company's 13-week fiscal periods ended October 31, 2020 and November 2, 2019, respectively. References to "2020" and "2019" are to the Company's 39-week periods ended October 31, 2020 and November 2, 2019, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2019 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2019 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes Non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures" on pages 40 and 41.

Impact of COVID-19

The COVID-19 pandemic continues to cause significant disruption to organizations and communities across the globe. The Company is navigating through the pandemic with a focus on prudent cash management, strengthening liquidity, executing Holiday 2020 and re-prioritizing strategic initiatives. In addition, as its stores began to reopen in the second quarter of 2020, the Company prioritized the implementation of significant health and safety measures to allow its customers and colleagues to feel safe in the Company's stores and facilities. In response to the operational and financial challenges caused by the COVID-19 pandemic, the specific steps taken by the Company to manage its business through this uncertain period, include, but are not limited to, the following:

•The Company temporarily closed all stores on March 18, 2020, which included all Macy’s, Bloomingdale’s, bluemercury, Macy’s Backstage, Bloomingdales the Outlet and Market by Macy’s stores. Stores began reopening on May 4, 2020 and substantially all of the Company's stores were open by the end of the second quarter of 2020. In conjunction with the reopening of its stores and facilities, the Company implemented a number of health and safety measures, including:
◦implementation of wellness checks, enhanced sanitization and cleaning processes,
◦reducing store hours,
◦requiring all colleagues and customers to wear masks and providing such personal protective equipment when needed,
◦establishing maximum store density requirements and installing markers to promote and facilitate social distancing,
◦installing sneeze guards at all registers, and
◦adding curb side pick-up to enable contactless transactions at all of the Company's stores.

The Company continues to prioritize the health and safety of its customers and colleagues and has implemented further enhancements during the Holiday 2020 season in response to an expected increase in the level of activity at its stores and facilities. Specifically, the Company has implemented protocols to systemically monitor the health and wellness of its stores’ colleague population as well as the health risk at a store location level based on public health data. Such measures allow the Company to anticipate potential COVID-19 resurgences and alter stores’ operations as appropriate or necessary as well as monitor store occupancy levels to ensure they are within jurisdictional guidelines. The implementation of these measures has resulted in the Company incurring additional costs and such expenses will continue as the Company continues to ensure the health and safety of its customers and colleagues.

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

•To improve the Company's cash position and reduce its cash expenditures, the Company's Board of Directors and Chief Executive Officer did not receive compensation from April 1, 2020 through June 30, 2020. In addition, the

MACY'S, INC.
Company deferred cash expenditures where possible and temporarily implemented a furlough for the majority of its colleague population which ended for most colleagues at the beginning of July 2020. Certain executives not impacted by the furlough took a temporary reduction of their pay through June 30, 2020.

•In June 2020, the Company announced a restructuring that aligns its cost base with anticipated near-term sales as the business recovers from the impact of the COVID-19 pandemic. The Company reduced corporate and management headcount by approximately 3,900 and reduced staffing across its stores portfolio, supply chain and customer support network, which it will adjust as sales recover. During the second quarter of 2020, the Company recognized $154 million of expense for severance related to this reduction in force, of which substantially all has been paid as of October 31, 2020.

•Through October 31, 2020, the Company has deferred approximately $75 million of occupancy payments for a significant number of its stores. Such COVID-19 pandemic-related rent deferrals are included in accounts payable and accrued liabilities. The Company continues to recognize expense during the deferral periods based on the contractual terms of the lease agreements.

•Where possible, the Company utilized the benefits provided in the CARES Act signed into law on March 27, 2020, which included payroll tax credits for employee retention, deferral of payroll taxes, and several income tax provisions, including modifications to the net interest deduction limitation, changes to certain property depreciation and carryback of certain operating losses.

The Company has incurred, and expects to continue to incur, additional supply chain costs due to various surcharges that have been announced by third party carriers. These surcharges are expected to significantly impact delivery expense in the fourth quarter as a result of peak activity during the holiday season. Given the continued uncertainty associated with the COVID-19 pandemic, the Company is unable to predict and quantify the future financial and operational impact of such additional costs, or other supply chain disruptions.

The COVID-19 pandemic has had, and continues to have a material adverse impact on the Company's operational performance, financial results and cash flows. The full impact will depend on future developments, including the continued spread and duration of the outbreak (including a resurgence of COVID-19 cases), the impact of any protective measures implemented by governmental authorities, the timing and extent of any recovery in consumer traffic and spending, and potential delays, interruptions and disruptions in the Company’s supply chain, all of which are highly uncertain and cannot be predicted. See “Part II – Other Information. Item 1A. Risk Factors” for additional information. The Company will continue to monitor the impact of the COVID-19 pandemic and remains focused on addressing the challenges presented by the pandemic.

Management Overview

The Company's performance during the third quarter of 2020 continued to be impacted by the COVID-19 pandemic. The third quarter results were driven by disciplined cost and inventory management, strong execution by colleagues and an early start to the holiday shopping season. The Company's gross margin rate during the third quarter of 2020 increased sequentially as compared to the second quarter of 2020, driven by improved sell-through of merchandise during the quarter that also enabled the Company to exit the quarter with healthy inventory levels heading into the fourth quarter of 2020. The Company is approaching the fourth quarter of 2020 conservatively given anticipated continued turbulence associated with the COVID-19 pandemic and a moderation of its stores' recovery.

Third Quarter of 2020 Financial Highlights

•Comparable sales were down 21.0% on an owned basis; and down 20.2% on an owned plus licensed basis, reflecting continued stores recovery and continued growth of digital business.

•Digital sales grew 27% over third quarter 2019. Digital sales penetrated at 38% of total owned comparable sales.

•Gross margin of 35.6%, compared to 23.6% in the second quarter of 2020, an improvement of approximately 12 percentage points.

•Selling, general and administrative ("SG&A") expense of $1.7 billion, down $476 million from third quarter of 2019, illustrating efficient expense management and improved colleague productivity in stores.

MACY'S, INC.
•Positive earnings before interest, taxes, depreciation and amortization ("EBITDA") one quarter sooner than expected.

•Diluted loss per share of $0.29 and adjusted diluted loss per share of $0.19.

•Strong liquidity position with approximately $1.6 billion in cash and approximately $3 billion of untapped capacity in the company’s asset-based credit facility.

•Inventory down 29% from third quarter 2019. The Company exited the quarter in a clean inventory position.

Polaris Strategy

On February 4, 2020, Macy’s, Inc. announced its Polaris strategy, a three-year plan designed to stabilize profitability and position the Company for sustainable, profitable growth. Over the course of the COVID-19 pandemic, the Company has refined the components of the Polaris strategy to focus where the Company can drive competitive advantage and differentiation to first recover the business and then drive both top- and bottom-line growth. The five major components of the Polaris strategy are unchanged to those presented in February 2020: however, the components were re-focused during the second quarter of 2020 to align with customer demand in the COVID-19 pandemic environment.

•Strengthen Customer Relationships: The Company is focusing on maximizing customer lifetime value, which included expanding the Macy's Star Rewards loyalty program with the launch of Loyalty 3.0 in early February 2020 that allows every Star Rewards member to earn loyalty rewards on their purchases regardless of tender. Going forward the Company will continue to increase customer lifetime value through improving personalization. The Company will also pursue the growth of on-site and off-site monetization income as an enterprise priority.

•Curate Quality Fashion: The Company is repositioning its merchandise category focus to drive sales and improve gross margin. In conjunction, the Company is focused on four merchandise categories that resonate best with customers in this environment: big ticket, beauty, fine jewelry and off-price at Macy's and luxury, advanced contemporary, textiles and off-price at Bloomingdale's.

•Accelerate Digital Growth: The Company is focused on delivering profitable omnichannel growth and will continue to invest in its websites and mobile apps to deliver a superior fashion experience and improve its customers' end-to-end digital experience, including enhancements to product discovery and the checkout process.

•Optimize the Omni Experience: The Company will modernize customer choices and enhance its omni-channel capabilities to deliver efficient, cost effective transactions while providing expanded order and fulfillment options to allow customers the flexibility to receive products how, where and when they want. Additionally, the Company plans to evolve the role of a store and develop a revised retail ecosystem model with a mix of store formats within a geographic market, including smaller format, off-mall locations.

•Reset Cost Base: After resetting the Company's cost base in the first half of 2020, the Company will continue to execute its operations with a disciplined cost focus to identify additional savings and drive profitable growth.

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

MACY'S, INC.

Results of Operations
Comparison of the Third Quarter of 2020 and the Third Quarter of 2019

	Third Quarter of 2020		Third Quarter of 2019
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$3,990		$5,173
Credit card revenues, net	195	4.9%	183	3.5%

Cost of sales	(2,569)	(64.4)%	(3,106)	(60.0)%
Selling, general and administrative expenses	(1,726)	(43.3)%	(2,202)	(42.6)%
Gains on sale of real estate	3	0.1%	17	0.3%
Restructuring, impairment and other costs	(20)	(0.5)%	(13)	(0.2)%
Operating income (loss)	(127)	(3.2)%	52	1.0%
Benefit plan income, net	16		8
Settlement charges	(26)		(12)
Interest expense, net	(80)		(48)
Income (loss) before income taxes	(217)		—
Federal, state and local income tax benefit	126		2
Net income (loss)	$(91)		$2

Diluted earnings (loss) per share	$(0.29)		$0.01

Supplemental Financial Measure
Gross margin (a)	$1,421	35.6%	$2,067	40.0%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$(0.19)		$0.07

(a) Gross margin is defined as net sales less cost of sales.
Net Sales
Net sales for the third quarter of 2020 decreased $1,183 million, or 22.9%, compared to the third quarter of 2019. The Company's third quarter of 2020 sales are showing steady recovery across all three brands - Macy's, Bloomingdale's and bluemercury. Digital sales during the third quarter of 2020 improved 27% compared to the third quarter of 2019 and accounted for approximately 38% of comparable sales on an owned basis. The strongest performing categories during the third quarter of 2020 were home furnishings, as customers continue to work, cook, dine and learn from home, and both luxury items, including fine jewelry and fragrances, and off-price items. Sales performance continued to be weaker in apparel driven by the work-from-home environment.
Credit Card Revenues, Net
Net credit card revenues were $195 million in the third quarter of 2020, an increase of $12 million, or 6.6%, compared to $183 million recognized in the third quarter of 2019. This increase was driven by improvement in the credit card portfolio's delinquency rates and bad debt, offset slightly by a decrease in proprietary credit penetration, down 330 basis points, at 45.0%, in the third quarter of 2020 compared to 48.3% in the third quarter of 2019.

MACY'S, INC.
Gross Margin
Gross margin was 35.6% in the third quarter of 2020 compared to 40.0% in the third quarter of 2019, but up from 23.6% for the second quarter of 2020. The decline in the gross margin rate in the third quarter of 2020 compared to the third quarter of 2019 was driven primarily by higher delivery expense resulting from the improvement in digital sales. The Company experienced an improved trend as compared to the second quarter of 2020 from disciplined inventory management, better sell through of both full-price and clearance merchandise and lower clearance markdowns.
Selling, General and Administrative Expenses
SG&A expenses for the third quarter of 2020 decreased $476 million from the third quarter of 2019. The decrease in SG&A expense dollars corresponds with lower net sales but also reflects the expense management strategies implemented by the Company in response to the COVID-19 pandemic as well as execution against the Polaris strategy.
Restructuring, Impairment and Other Costs
During the 13 weeks ended October 31, 2020, the Company recognized expense of $20 million primarily related to restructuring and other costs. See the discussion at Note 3, "Impairment, Restructuring and Other Costs" to the accompanying Consolidated Financial Statements for further information.
Settlement Charges
During the 13 weeks ended October 31, 2020, the Company recognized expense of $26 million related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.
Interest Expense, Net
During the third quarter of 2020, the Company recognized expense of $80 million compared to $48 million in the third quarter of 2019. The increase is primarily driven by the issuance of the new $1,300 million secured notes in June 2020.
Effective Tax Rate
The Company's effective tax rate of 58.1% on the pretax loss for the third quarter of 2020 reflects the impact of the carryback of net operating losses as permitted under the CARES Act.
Diluted Earnings (Loss) Per Share
Diluted loss per share for the third quarter of 2020 decreased $0.30 compared to the third quarter of 2019, reflecting lower net income resulting from the impact of the COVID-19 pandemic.

MACY'S, INC.

Comparison of the 39 Weeks Ended October 31, 2020 and November 2, 2019

	2020		2019
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$10,566		$16,223
Credit card revenues, net	494	4.7%	531	3.3%

Cost of sales	(7,788)	(73.7)%	(9,905)	(61.1)%
Selling, general and administrative expenses	(4,723)	(44.7)%	(6,489)	(40.0)%
Gains on sale of real estate	20	0.2%	67	0.4%
Restructuring, impairment and other costs	(3,445)	(32.6)%	(16)	(0.1)%
Operating income (loss)	(4,876)	(46.1)%	411	2.5%
Benefit plan income, net	37		23
Settlement charges	(65)		(12)
Interest expense, net	(196)		(143)
Financing costs	(4)		—
Income (loss) before income taxes	(5,104)		279
Federal, state and local income tax benefit (expense)	1,000		(55)
Net income (loss)	$(4,104)		$224

Diluted earnings (loss) per share	$(13.20)		$0.72

Supplemental Financial Measure
Gross margin (a)	$2,778	26.3%	$6,318	38.9%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$(3.03)		$0.79

(a) Gross margin is defined as net sales less cost of sales.
Net Sales
Net sales for 2020 decreased $5,657 million, or 34.9%, compared to 2019. The Company's 2020 sales were negatively impacted by the closure of all stores on March 18, 2020, resulting in stores sales being significantly down compared to 2019. Stores began to reopen in early May 2020 and substantially all stores were fully reopened by August 1, 2020. As discussed within the quarterly analysis, digital sales experienced significant growth due to changes in consumer shopping behaviors and increased during 2020 by nearly 25% compared to 2019 and accounted for nearly 45% of comparable sales on an owned basis. The strongest performing categories during 2020 were home, particularly housewares, textiles and soft home, fine jewelry, fragrances, activewear, and sleepwear. Sales performance continued to be weaker in women’s and men's apparel, including dresses and suits.
Credit Card Revenues, Net
Net credit card revenues were $494 million in 2020, a decrease of $37 million, or 7%, compared to $531 million recognized in 2019. Proprietary credit penetration was down 320 basis points at 43.9% in 2020 compared to 47.1% in 2019. The decrease in net credit card revenue is associated with lower credit sales as compared to the prior year, driven by the aforementioned store closures resulting from the COVID-19 pandemic.
Gross Margin
Gross margin was 26.3% in 2020 compared to 38.9% in 2019. The reason for the decline was due to increased net markdowns as compared to 2019 as well as higher delivery expense.

MACY'S, INC.

Selling, General and Administrative Expenses
SG&A expenses for 2020 decreased $1,766 million from 2019. The decrease in SG&A expense dollars is a reflection of lower sales as well as the implementation of various expense management strategies undertaken in response to the COVID-19 pandemic, including the July 2020 restructuring to align the cost base with anticipated near-term sales, a significant reduction in discretionary spending, the employee furlough, and the Company's Polaris strategy.
Impairment, Restructuring and Other Costs
During the 39 weeks ended October 31, 2020, the Company recognized expense of $3,445 million primarily as a result of the COVID-19 pandemic, including non-cash impairment charges totaling $3,170 million, the majority of which consisted of:

•$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy's reporting unit and $98 million attributable to the bluemercury reporting unit. See discussion at Note 4, "Goodwill and Indefinite Lived Intangible Assets" to the accompanying Consolidated Financial Statements for more information.

•$90 million of impairments primarily on long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

Additionally, the Company recognized $196 million related to restructuring, including $154 million of severance recognized during the 13 weeks ended August 1, 2020 associated with the reduction in force in response to the COVID-19 pandemic. See discussion at Note 3, "Impairment, Restructuring and Other Costs" to the accompanying Consolidated Financial Statements for more information.
Settlement Charges
During the 39 weeks ended October 31, 2020, the Company recognized expense of $65 million related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.
Interest Expense, Net
During 2020, the Company recognized expense of $196 million compared to $143 million in 2019. As noted previously, the increase is primarily driven by the issuance of the new $1,300 million secured notes in June 2020.
Effective Tax Rate
The Company's effective tax rate of 19.6% on the pretax loss for 2020 reflects the impact of the carryback of net operating losses as permitted under the CARES Act offset by the impact of the non-tax deductible component of the goodwill impairment charge. Additionally, the effective tax rate for 2020 and the effective tax rate for 2019 of 19.7% were favorably impacted by the settlement or expiration of certain tax matters.
Diluted Earnings (Loss) Per Share
Diluted loss per share for 2020 decreased $13.92 compared to 2019, reflecting lower net income resulting from the impact of the COVID-19 pandemic and goodwill impairment.

Cash Flow, Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the credit facility described below.
Because of the COVID-19 outbreak, there is significant uncertainty surrounding the potential impact on the Company's results of operations and cash flows. The Company’s liquidity was negatively impacted by store closures. The Company proactively took steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, suspension of the Company's quarterly dividend and executing additional financing transactions during the second quarter of 2020 as discussed in more detail below. While the Company has obtained additional financing, further actions may be required to improve the Company’s cash position, including but not limited to, monetizing Company assets, reinstituting colleague furloughs, and foregoing capital expenditures and other discretionary expenses.

MACY'S, INC.
Operating Activities
Net cash provided by operating activities in 2020 was $244 million, compared to $172 million in 2019. The increase in operating cash flows period over period is due to the lower level of merchandise inventories, including a reduction in inventory receipts as the Company executed its inventory management strategies in response to the COVID-19 pandemic, partially offset by operating losses in 2020 driven by the impact of the COVID-19 pandemic, primarily resulting from the temporary closure of the Company's physical store locations in the first and second quarters of 2020.
Investing Activities
Net cash used by investing activities was $314 million in 2020, compared to $729 million in 2019. The decrease in 2020 is primarily due to a $426 million reduction in capital spending compared to 2019 as a result of the Company's proactive steps to reduce discretionary spending to address the COVID-19 pandemic.
Financing Activities
Net cash provided by the Company for financing activities was $963 million for 2020, including debt issued of $2,780 million related to a $1,500 million draw on its revolving credit agreement and issuance of $1,300 million 8.375% senior secured notes, partially offset by repayment of the $1,500 million revolving credit agreement draw. 2020 also included $117 million of cash dividends paid. See below for further discussion on 2020 financing activities. Net cash used by the Company for financing activities was $340 million for 2019, driven by payment of $349 million of cash dividends.
Secured Debt Issuance

On June 8, 2020, the Company issued $1,300 million aggregate principal amount of 8.375% senior secured notes due 2025 (the "Notes"). The Notes bear interest at a rate of 8.375% per annum, which accrues from June 8, 2020 and is payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The Notes mature on June 15, 2025, unless earlier redeemed or repurchased, and are subject to the terms and conditions set forth in the related indenture. The Notes were issued by Macy’s, Inc. and are secured on a first-priority basis by (i) a first mortgage/deed of trust in certain real property of subsidiaries of Macy’s, Inc. that was transferred to subsidiaries of Propco, a newly created direct, wholly owned subsidiary of Macy’s, Inc., and (ii) a pledge by Propco of the equity interests in its subsidiaries that own such transferred real property. The Notes are, jointly and severally, unconditionally guaranteed on a secured basis by Propco and its subsidiaries and unconditionally guaranteed on an unsecured basis by MRH, a direct, wholly owned subsidiary of Macy’s, Inc. The Company used the proceeds of the Notes offering, along with cash on hand, to repay the outstanding borrowings under the existing $1,500 million unsecured credit agreement.

Entry into Asset-Based Credit Facility

On June 8, 2020, the ABL Borrower, an indirect wholly owned subsidiary of the Company, and its parent, the ABL Parent, entered into the ABL Credit Facility with Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. As of October 31, 2020, the ABL Credit Facility provides the ABL Borrower with (i) a $2,941 million revolving credit facility (the “Revolving ABL Facility”), including a swingline sub-facility and a letter of credit sub-facility, and (ii) a bridge revolving credit facility of up to $300 million (the “Bridge Facility”). The ABL Borrower may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million. As of October 31, 2020, the Company had $124 million of standby letters of credit outstanding under the ABL Credit Facility, which reduces the available borrowing capacity. The Company had no borrowings outstanding under the ABL Credit Facility as of October 31, 2020.

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

MACY'S, INC.
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

Amendment to Existing Credit Agreement

On June 8, 2020, the Company substantially reduced the credit commitments of its existing $1,500 million unsecured credit agreement, which as of October 31, 2020 provides the Company with unsecured revolving credit of up to $1 million. The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default. In conjunction with this amendment, the interest coverage ratio and leverage ratio were eliminated as covenant requirements. As of October 31, 2020, the Company had no borrowings outstanding under the credit agreement.

Exchange Offers and Consent Solicitations for Certain Outstanding Debt Securities of MRH

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

MACY'S, INC.
In addition, MRH solicited and received consents from holders of each series of Old Notes (each, a “Consent Solicitation” and, collectively, the “Consent Solicitations”) pursuant to a separate Consent Solicitation Statement to adopt certain proposed amendments to the indenture governing the Old Notes (the “Existing Indenture”) to conform certain provisions in the negative pledge covenant in the Existing Indenture to the provisions of the negative pledge covenant in MRH’s most recent indenture (the “Proposed Amendments”). MRH received consents from holders of (i) $85 million aggregate principal amount of outstanding Old 2024 Notes, (ii) $77 million aggregate principal amount of outstanding Old 2028 Notes, (iii) $13 million aggregate principal amount of outstanding Old 2029 Notes, (iv) $5 million aggregate principal amount of outstanding Old 2030 Notes, (v) $6 million aggregate principal amount of outstanding Old 2032 Notes and (vi) $185 million aggregate principal amount of outstanding Old 2034 Notes.
Contractual Obligations

As of October 31, 2020, other than the financing transactions discussed previously and in Note 7 to the accompanying Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since February 1, 2020, as reported in the 2019 Form 10-K.

Expectations

The Company expects the COVID-19 pandemic to have a material impact on its financial condition, results of operations and cash flows from operations in future periods. The extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance depends on future developments outside of the Company's control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread. On November 19, 2020, the Company disclosed in its preliminary earnings release its best estimate of performance expectations for the second half and full year fiscal 2020, but acknowledged the significant uncertainty surrounding consumer behavior and economic conditions in the current environment. For a more complete discussion of the COVID-19 pandemic related risks facing the Company's business, refer to the “Risk Factors” section included in Part II, Item 1A.

•Comparable owned plus licensed sales are expected to be down in the low to mid-20% range for the second half of fiscal 2020. Annual digital sales penetration is estimated in the mid-40% range, with a high-teens digital increase in the second half of fiscal 2020 and a low-to mid-teens digital increase for all of fiscal 2020.

•Net credit card revenues are expected to be down year-over-year in the fourth quarter and as a percentage of net sales are expected to be modestly higher than the fourth quarter of 2019.

•Gross margin for the second half of fiscal 2020 is expected to be mid-single-digit percentage points lower than the same period last year as a percentage of net sales. Quarterly gross margins were expected to peak in the third quarter of 2020.

•SG&A rate as a percentage of net sales in the second half of fiscal 2020 is expected to be low to mid-single digit percentage points higher than the same period last year.

•Gains on sale of real estate are estimated to be approximately $50 million for fiscal 2020.

•Earnings before interest, taxes, depreciation and amortization, excluding the impact of certain items, are expected to improve sequentially in the fourth quarter from the third quarter.

•Net interest expense is expected to be approximately $300 million for fiscal 2020.

•The effective tax rate, excluding the impact of certain items, is expected to be between 35% and 38% for fiscal 2020.

•Capital expenditures are expected to be approximately $450 million for fiscal 2020.

MACY'S, INC.

Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis and changes in comparable sales on an owned plus licensed basis, which includes adjusting for growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, and in evaluating the impact of changes in the manner in which certain departments are operated. The reconciliation of the forward-looking non-GAAP financial measure of changes in comparable sales on an owned plus licensed basis to GAAP comparable sales (i.e., on an owned basis) is in the same manner as illustrated below. In addition, management believes that excluding certain items from net income (loss) and diluted earnings (loss) per share that are not associated with the Company’s core operations and that may vary substantially in frequency and magnitude from period-to-period provides useful supplemental measures that assist in evaluating the Company's ability to generate earnings and to more readily compare these metrics between past and future periods.
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
Changes in Comparable Sales

	13 Weeks Ended	39 Weeks Ended
	October 31, 2020	October 31, 2020

Decrease in comparable sales on an owned basis (Note 1)	(21.0)%	(33.9)%
Comparable sales growth impact of departments licensed to third parties (Note 2)	0.8%	0.1%
Decrease in comparable sales on an owned plus licensed basis	(20.2)%	(33.8)%

	13 Weeks Ended	39 Weeks Ended
	November 2, 2019	November 2, 2019

Decrease in comparable sales on an owned basis (Note 1)	(3.9)%	(1.0)%
Comparable sales growth impact of departments licensed to third parties (Note 2)	0.4%	0.2%
Decrease in comparable sales on an owned plus licensed basis	(3.5)%	(0.8)%

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

MACY'S, INC.
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

	Third Quarter of 2020		Third Quarter of 2019

	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
As reported	$(91)	$(0.29)	$2	$0.01
Restructuring, impairment and other costs	20	0.06	13	0.04
Settlement charges	26	0.09	12	0.04
Income tax impact of certain items noted above	(15)	(0.05)	(6)	(0.02)
As adjusted	$(60)	$(0.19)	$21	$0.07

	2020		2019
	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
As reported	$(4,104)	$(13.20)	$224	$0.72
Impairment, restructuring and other costs	3,445	11.08	16	0.05
Settlement charges	65	0.21	12	0.04
Financing costs	4	0.01	—	—
Income tax impact of certain items identified above	(351)	(1.13)	(6)	(0.02)
As adjusted	$(941)	$(3.03)	$246	$0.79

MACY'S, INC.
Critical Accounting Policies
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and bluemercury are the only reporting units with goodwill as of October 31, 2020, and 98% of the Company's goodwill is allocated to the Macy's reporting unit.
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

MACY'S, INC.

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

Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 31, 2020, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Retail Hazardous Waste Matter. As previously reported, the District Attorneys for ten counties in California and the City of Los Angeles are investigating alleged non-compliance with laws and regulations enacted or adopted regulating the storage, transportation and disposal of hazardous waste in California at Macy’s stores and distribution centers. The Company is cooperating with the offices and agencies involved, which are focused on disposal and return of cosmetic products, and is committed to adopting policies and procedures as may be appropriate depending on the outcome of its investigation into this matter. No administrative or judicial proceedings have been initiated. In October 2020 the District Attorneys made an initial settlement demand to the Company that included a monetary penalty, reimbursement of investigation costs and injunctive relief. Settlement discussions are on-going. It is possible that we will pay penalties in excess of $1,000,000 in connection with this matter and have adjusted our reserve against potential loss to reflect the settlement demand. Although we are currently unable to predict the outcome of this matter or the amount or range of any possible loss, we do not believe the resolution of this matter will have a material adverse impact on our consolidated results of operations, financial condition or cash flows.

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

In December 2019, there was an outbreak of COVID-19 in China that has since spread to the other regions of the world. The outbreak was subsequently labeled as a global pandemic by the World Health Organization in March 2020. As the pandemic continues to spread throughout the United States, businesses as well as federal, state and local governments have implemented significant actions to attempt to mitigate this public health crisis. Although the ultimate severity of the COVID-19 outbreak is uncertain at this time, the pandemic has had and will continue to have adverse impacts on the Company’s financial condition and results of operations, including, but not limited to:

•On March 18, 2020, the Company temporarily closed all of its stores and subsequently furloughed the majority of its workforce. As different states and localities began to ease the regulations imposed to slow the spread of COVID-19, the Company began to reopen its stores and substantially all of the Company’s stores have reopened to date. As a result of the COVID-19 pandemic, and particularly with the reopening of stores, the Company implemented safety measures and health and wellness precautions across its stores and facilities to mitigate risk to its customers and colleagues. These efforts to protect the health and well-being of customers and Company colleagues have resulted in, and will continue to result in, additional SG&A expenses. Recently, there has been a resurgence of COVID-19 in parts of the U.S., which may negatively impact store performance, particularly in urban areas, as consumer shopping behaviors are impacted or government officials reinstate restrictions that may include occupancy limits, curfews and closures of non-essential businesses. Future outbreaks may continue to occur which could require the Company to close recently reopened stores. As a result, there can be no assurance as to whether stores can remain open or whether further store closures may be required.

•During the 39 weeks ended October 31, 2020, the Company experienced significant reductions and volatility in demand for its retail products as customers were either unable to or hesitant to purchase merchandise in stores due to quarantine or government or self-imposed restrictions placed on the Company’s stores’ operations. Despite continued store recovery in the third quarter of 2020, store sales declined significantly compared to the same period last year. Additionally, social distancing measures or changes in consumer spending behaviors due to COVID-19 have impacted and may continue to impact traffic in stores and could result in a loss of sales and profit.

•In addition, the Company expects to be impacted by the deterioration in the economic conditions in North America, which could have an impact on discretionary consumer spending. In response to the disruption caused by the

MACY'S, INC.
COVID-19 pandemic, the Company reconfigured its cost base through colleague reductions and reduced discretionary spending. While it is premature to accurately predict the ultimate impact of these developments, the Company expects its results of operations will be adversely impacted in a significant manner and such impacts could continue for an undetermined amount of time.

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

•COVID-19 has impacted the recoverability of certain of the Company’s assets resulting in the recognition of significant goodwill and long-lived asset impairment charges during the 39 weeks ended October 31, 2020. The continued impact of the pandemic, including the reinstatement of closures or restrictions on retail capacity as well as changes in the Company’s work environment during and post-pandemic, may impact the recoverability of the Company’s assets and lead to increased impairment risk and related charges in the future.

•The Company’s liquidity was negatively impacted by the store closures. While the Company has obtained additional financing, further actions may be required to improve the Company’s cash position, including but not limited to, monetizing Company assets, reinstituting colleague furloughs, and foregoing capital expenditures and other discretionary expenses. Failure to obtain any necessary additional financing or enhance the Company’s liquidity could lead to default on its current financing arrangements and impact the Company’s ability to meet its obligations as they come due.

The Company cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can it predict the severity and duration of its impact or the timing and availability of effective medical treatments and vaccines. As such, impacts of COVID-19 to the Company are highly uncertain and the Company will continue to assess the financial impacts. The disruption to the global economy and to the Company’s business may lead to triggering events that may indicate that the carrying value of certain assets, including inventories, long-lived assets, intangibles, and goodwill, may not be recoverable.

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

MACY'S, INC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company's purchases of Common Stock during the third quarter of 2020.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
August 2, 2020 – August 29, 2020	—	—	—	—
August 30, 2020 – September 3, 2020	—	—	—	—
October 4, 2020 – October 31, 2020	—	—	—	—
	—	—	—
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
•competitive pressures from department stores, specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels, including the Internet and catalogs;
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
•transactions and strategy involving the Company's real estate portfolio;

MACY'S, INC.
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

MACY'S, INC.
Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, filed on December 8, 2020, are formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary

By:	/s/ PAUL GRISCOM
Paul Griscom Senior Vice President and Controller
Date: December 8, 2020