Form 10-Q
period 2021-05-01
Macy's, Inc.
filed 2021-06-07
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

(212) 494-1621

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 29, 2021
Common Stock, $.01 par value per share	311,868,429 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$4,706	$3,017
Credit card revenues, net	159	131

Cost of sales	(2,889)	(2,501)
Selling, general and administrative expenses	(1,748)	(1,598)
Gains on sale of real estate	6	16
Impairment, restructuring and other costs	(19)	(3,184)
Operating income (loss)	215	(4,119)
Benefit plan income, net	15	9
Interest expense	(79)	(49)
Losses on early retirement of debt	(11)	—
Interest income	—	2
Income (loss) before income taxes	140	(4,157)
Federal, state and local income tax benefit (expense)	(37)	576
Net income (loss)	$103	$(3,581)
Basic earnings (loss) per share	$0.33	$(11.53)
Diluted earnings (loss) per share	$0.32	$(11.53)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Net income (loss)	$103	$(3,581)
Reclassifications to net income (loss):
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	10	12
Tax effect related to items of other comprehensive income	(2)	(3)
Total other comprehensive income, net of tax effect	8	9
Comprehensive income (loss)	$111	$(3,572)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)

	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,798	$1,679	$1,523
Receivables	205	276	170
Merchandise inventories	4,230	3,774	4,923
Prepaid expenses and other current assets	1,007	455	519
Total Current Assets	7,240	6,184	7,135
Property and Equipment - net of accumulated depreciation and amortization of $4,550, $4,400 and $4,560	5,798	5,940	6,425
Right of Use Assets	2,853	2,878	2,672
Goodwill	828	828	838
Other Intangible Assets – net	436	437	439
Other Assets	927	1,439	1,072
Total Assets	$18,082	$17,706	$18,581
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$294	$452	$739
Merchandise accounts payable	2,545	1,978	2,196
Accounts payable and accrued liabilities	2,616	2,927	2,757
Income taxes	63	—	80
Total Current Liabilities	5,518	5,357	5,772
Long-Term Debt	4,558	4,407	4,918
Long-Term Lease Liabilities	3,166	3,185	2,923
Deferred Income Taxes	868	908	944
Other Liabilities	1,297	1,296	1,327
Shareholders' Equity	2,675	2,553	2,697
Total Liabilities and Shareholders’ Equity	$18,082	$17,706	$18,581

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 30, 2021	$3	$571	$3,928	$(1,161)	$(788)	$2,553
Net income			103			103
Other comprehensive income					8	8
Stock-based compensation expense		11				11
Stock issued under stock plans		(24)		24		—
Balance at May 1, 2021	$3	$558	$4,031	$(1,137)	$(780)	$2,675

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

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net income (loss)	$103	$(3,581)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Impairment, restructuring and other costs	19	3,184
Depreciation and amortization	224	237
Stock-based compensation expense	11	6
Gains on sale of real estate	(6)	(16)
Benefit plans	10	12
Amortization of financing costs and premium on acquired debt	8	—
Deferred income taxes	(43)	(225)
Changes in assets and liabilities:
Decrease in receivables	71	236
(Increase) decrease in merchandise inventories	(457)	265
(Increase) decrease in prepaid expenses and other current assets	(56)	12
Increase in merchandise accounts payable	674	629
Decrease in accounts payable and accrued liabilities	(114)	(531)
(Increase) decrease in current income taxes	75	(353)
Change in other assets, liabilities, and other items not separately identified	(25)	(39)
Net cash provided (used) by operating activities	494	(164)
Cash flows from investing activities:
Purchase of property and equipment	(61)	(122)
Capitalized software	(38)	(38)
Disposition of property and equipment	8	21
Other, net	17	26
Net cash used by investing activities	(74)	(113)
Cash flows from financing activities:
Debt issued	500	1,500
Debt issuance costs	(9)	—
Debt repurchase premium and expenses	(12)	—
Debt repaid	(503)	(4)
Dividends paid	—	(117)
Decrease in outstanding checks	(276)	(231)
Net cash provided (used) by financing activities	(300)	1,148
Net increase in cash, cash equivalents and restricted cash	120	871
Cash, cash equivalents and restricted cash beginning of period	1,754	731
Cash, cash equivalents and restricted cash end of period	$1,874	$1,602
Supplemental cash flow information:
Interest paid	$52	$38
Interest received	—	3
Income taxes paid (net of refunds received)	5	2

Note: Restricted cash of $76 million and $79 million have been included with cash and cash equivalents for the 13 weeks ended May 1, 2021 and May 2, 2020, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

Macy's, Inc., together with its subsidiaries (the "Company"), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of May 1, 2021, the Company's operations were conducted through Macy's, Market by Macy’s, Macy’s Backstage, Bloomingdale's, Bloomingdale's The Outlet, and bluemercury.

Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (the "2020 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2020 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, including the ultimate financial impact of the COVID-19 pandemic, which may result in actual amounts differing from reported amounts.

The Consolidated Financial Statements for the 13 weeks ended May 1, 2021 and May 2, 2020, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Seasonality

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended May 1, 2021 and May 2, 2020 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income (loss).  For the Company, the only other components of total comprehensive income (loss) for the 13 weeks ended May 1, 2021 and May 2, 2020 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income (loss) before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Operations.  See Note 6, "Benefit Plans," for further information.

COVID-19 Pandemic

As the COVID-19 pandemic continues into fiscal 2021, the Company remains focused on prudent cash management, maintaining strong liquidity, and executing its strategic initiatives.  In addition, the Company continues to prioritize health and safety measures in its stores and facilities to protect the well-being of its customers and colleagues.  Although the Company has experienced recovery in operating results during the first quarter of 2021 as compared to fiscal 2020, certain stores continued to operate under local governmental orders or restrictions. The full impact of COVID-19 will continue to depend on future developments, including the continued spread and duration of the pandemic, variant strains of COVID-19, the availability and distribution of effective medical treatments or vaccines as well as any related federal, state or local governmental orders or restrictions. In addition, numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company, including the timing and extent of any recovery in consumer traffic and spending, and potential delays, interruptions and disruptions in the Company’s supply chain, all of which are highly uncertain and cannot be predicted.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As further disclosed in the Company’s 2020 Form 10-K, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which permitted, among other benefits, the carryback of certain net operating losses.  Based on the Company’s 2020 fiscal results, a $520 million income tax receivable has been recognized as of May 1, 2021, associated with this net operating loss carryback benefit.  This income tax receivable is estimated to be received in the first quarter of 2022 and is included within prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.
2.	Impairment, Restructuring and Other Costs

	13 Weeks Ended
	May 1, 2021	May 2, 2020
	(millions)
Impairments	$18	$3,150
Restructuring	(1)	25
Other	2	9
Total	$19	$3,184

During the 13 weeks ended May 1, 2021, the Company incurred non-cash impairment charges totaling $18 million primarily related to capitalized software assets.

During the 13 weeks ended May 2, 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $3,150 million consisting of:

•	$3,070 million of goodwill impairments, with $2,972 million attributable to the Macy's reporting unit and $98 million attributable to the bluemercury reporting unit.
•	$80 million of impairments primarily related to long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

A summary of the restructuring and other cash activity for the 13 weeks ended May 1, 2021 and May 2, 2020 related to the Polaris strategy, which was announced in February 2020 and included within accounts payable and accrued liabilities, is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at February 1, 2020	$115	$9	$124
Additions charged to expense	25	7	32
Cash payments	(82)	(6)	(88)
Balance at May 2, 2020	$58	$10	$68

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at January 30, 2021	$14	$2	$16
Additions charged to expense	5	—	5
Cash payments	(16)	(2)	(18)
Balance at May 1, 2021	$3	$—	$3

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.	Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	May 1, 2021			May 2, 2020
	Net Income		Shares	Net Loss		Shares
	(millions, except per share data)
Net income (loss)	$103		310.7	$(3,581)		309.7
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$103		311.6	$(3,581)		310.6
Basic earnings (loss) per share		$0.33			$(11.53)
Effect of dilutive securities:
Stock options and restricted stock units			7.0			—
	$103		318.6	$(3,581)		310.6
Diluted earnings (loss) per share		$0.32			$(11.53)

In addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 14.7 million shares of common stock and restricted stock units relating to 11.7 million shares of common stock were outstanding at May 1, 2021, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

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
4.	Revenue

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Macy’s accounted for 87% of the Company’s net sales for each of the 13 weeks ended May 1, 2021 and May 2, 2020. In addition, digital sales accounted for approximately 37% and 43% of the Company’s net sales for the 13 weeks ended May 1, 2021 and May 2, 2020, respectively.

Disaggregation of the Company's net sales by family of business for the 13 weeks ended May 1, 2021 and May 2, 2020 were as follows:

	13 Weeks Ended
Net sales by family of business	May 1, 2021	May 2, 2020
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,023	$1,215
Women's Apparel	913	579
Men's and Kids'	932	573
Home/Other (a)	838	650
Total	$4,706	$3,017

(a)	Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.

Merchandise Returns

The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales.  The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $225 million, $159 million and $184 million as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively. Included in prepaid expenses and other current assets is an asset totaling $136 million, $103 million and $130 million as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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

The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $580 million, $616 million and $732 million as of May 1, 2021, January 30, 2021 and May 2, 2020, respectively.

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company’s Credit Card Program, net of fraud losses and expenses associated with establishing new accounts.

Under the terms of the Program Agreement, if sales decrease by more than 34% over a twelve-month period as compared to the Benchmark Year, defined as the twelve-month period from July 2006 to June 2007 in the Program Agreement, Citibank has the ability to provide written notice to terminate the agreement prior to the end of its current term.  Based on the results for the Company’s February 2021 fiscal period, sales for the twelve-month period ended February 27, 2021 decreased by more than 34% as compared to the Benchmark Year.  On June 4, 2021, the Company received a written notice of termination of the Program Agreement from Citibank.  The Company plans to continue negotiations with Citibank as well as evaluate a potential transfer of its Credit Card Program to another financial service entity.  Upon receipt of the written notice of termination, the Company has six months to exercise, or not exercise, an option to purchase the assets of the Program Agreement, or nominate a third party to purchase such assets, and a subsequent six month period to complete such transfer, subject to potential extensions as more fully described in the Program Agreement.  The Company and Citibank are required to continue to meet their respective obligations and provide support pursuant to the terms of the Program Agreement through this period.
5.	Financing Activities

The following table shows the detail of debt repayments:

	13 Weeks Ended
	May 1, 2021	May 2, 2020
	(millions)
9.5% Amortizing debentures due 2021	$2	$2
9.75% Amortizing debentures due 2021	1	1
3.875% Senior notes due 2022	156	—
2.875% Senior notes due 2023	136	—
4.375% Senior notes due 2023	49	—
3.625% Senior notes due 2024	150	—
6.65% Senior debentures due 2024	5	—
7.6% Senior debentures due 2025	4	—
	$503	$3

On March 17, 2021, Macy’s Retail Holdings, LLC (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc., completed an offering of $500 million in aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”) in a private offering (the “Notes Offering”). The 2029 Notes mature on April 1, 2029.  The 2029 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on a senior unsecured basis by Macy’s, Inc.  MRH used the net proceeds from the Notes Offering, together with cash on hand, to fund the tender offer discussed below.

On March 17, 2021, the Company completed a tender offer in which $500 million of senior notes and debentures were tendered for early settlement and purchased by MRH. The total cash cost for the tender offer was $17 million with the remainder funded through the net proceeds from the private offering discussed above. The Company recognized $11 million of loss related to the early retirement of debt on the Consolidated Statements of Operation during the first quarter of 2021.

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	May 1, 2021	May 2, 2020
	(millions)
401(k) Qualified Defined Contribution Plan	$22	$13
Pension Plan
Service cost	$—	$1
Interest cost	12	19
Expected return on assets	(40)	(45)
Recognition of net actuarial loss	8	10
	$(20)	$(15)
Supplementary Retirement Plan
Interest cost	3	4
Recognition of net actuarial loss	3	3
	$6	$7

Total Retirement Expense	$8	$5

Postretirement Obligations
Interest cost	—	1
Recognition of net actuarial gain	(1)	(1)
	$(1)	$—

7.	Fair Value Measurements

The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

Level 1: Quoted prices in active markets for identical assets

Level 2: Significant observable inputs for the assets

Level 3: Significant unobservable inputs for the assets

	May 1, 2021				May 2, 2020
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$82	$38	$44	$—	$102	$28	$74	$—

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt:

	May 1, 2021			May 2, 2020
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$4,610	$4,558	$4,643	$4,903	$4,918	$3,698

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "first quarter of 2021" and "first quarter of 2020" are to the Company's 13-week fiscal periods ended May 1, 2021 and May 2, 2020, respectively.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2020 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2020 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes Non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures".

COVID-19 Update

As the COVID-19 pandemic continues into fiscal 2021, the Company remains focused on prudent cash management, maintaining strong liquidity, and executing its strategic initiatives.  In addition, the Company continues to prioritize health and safety measures in its stores and facilities to protect the well-being of its customers and colleagues.  The Company continuously monitors the ongoing impacts of COVID-19, including the evolving federal, state and local ordinances and health guidelines related to the mitigation of transmission risk associated with the pandemic.  The Company has taken, and continues to take, numerous steps to promote health and safety at its stores and facilities, including establishment of vaccine distribution sites at different corporate facilities, increasing safety equipment in stores, offering contactless shopping opportunities, providing company-supplied personal protection equipment and wellness checks for colleagues, performing enhanced cleaning and continuing to offer remote work plans for certain colleagues.

Under the terms of the Program Agreement between the Company and Citibank, if sales decrease by more than 34% over a twelve-month period as compared to the Benchmark Year, defined as the twelve-month period from July 2006 to June 2007 in the Program Agreement, Citibank has the ability to provide written notice to terminate the agreement prior to the end of its current term.  Based on the results for the Company’s February 2021 fiscal period, sales for the most recent twelve-month period ended February 27, 2021, have decreased by more than 34% as compared to the Benchmark Year.  On June 4, 2021, the Company received a written notice of termination of the Program Agreement from Citibank.  The Company plans to continue negotiations with Citibank as well as evaluate a potential transfer of its Credit Card Program to another financial service entity.  Upon receipt of the written notice of termination, the Company has six months to exercise, or not exercise, an option to purchase the assets of the Program Agreement, or nominate a third party to purchase such assets, and a subsequent six month period to complete such transfer, subject to potential extensions as more fully described in the Program Agreement.  The Company and Citibank are required to continue to meet their respective obligations and provide support pursuant to the terms of the Program Agreement through this period.  Given this timeline, the Company is confirming its guidance provided on May 18, 2021, for fiscal 2021 Credit Card Revenues, Net, equal to approximately 3% of Net Sales. The Company has not provided guidance for periods beyond fiscal 2021. The Company is currently unable to estimate the impact beyond fiscal 2021 this termination event or transfer might have on the Program Agreement or on the Company’s future financial results.

Although the Company has experienced recovery in operating results through the first quarter of 2021 as compared to fiscal 2020, certain stores continued to operate under local governmental orders or restrictions. The full impact of COVID-19 will continue to depend on future developments, including the continued spread and duration of the outbreak, variant strains of COVID-19, the availability and distribution of effective medical treatments or vaccines as well as any related federal, state or local governmental orders or restrictions. In addition, numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company, including the timing and extent of any recovery in consumer traffic and spending, and potential delays, interruptions and disruptions in the Company’s supply chain, all of which are highly uncertain and cannot be predicted.  Further discussion of the risks and uncertainties posed by the COVID-19 pandemic are disclosed in “Risk Factors” under Part I Item 1A of the Company’s 2020 Form 10-K.

Quarterly Overview

During the first quarter of 2021, the Company continued to build on the momentum of the fourth quarter of 2020 and exceeded its expectations from both a sales and profit standpoint. The profitable first quarter results were driven by disciplined cost and inventory management through the ongoing execution of the Company’s Polaris strategy, including investments in its digital platforms. Additionally, the Company’s performance during the first quarter of 2021 reflects the benefits from rapidly improving macroeconomic conditions, driven by the government’s stimulus program and heightened consumer confidence resulting from the roll-out of the COVID-19 vaccinations.

MACY'S, INC.

In evaluating the performance of the first quarter of 2021, the Company considered its results against the first quarter of 2020 as well as the first quarter of 2019 given the impact of the pandemic and the closure of the Company’s stores during the first and second quarters of 2020.  Certain financial highlights are as follows:

•

Comparable sales were up 62.5% on an owned basis; and up 63.9% on an owned plus licensed basis compared to the first quarter of 2020.  Compared to 2019, this reflects a comparable sales decline of 10.5% on an owned basis and 10.0% on an owned plus licensed basis.

•	Digital sales grew 34% over the first quarter of 2020 and 32% over the first quarter of 2019. Digital penetration was at 37% of net sales for the first quarter of 2021.
•

Gross margin was 38.6%, compared to 17.1% in the first quarter of 2020, representing an improvement of approximately 21.5 percentage points.  Compared to the first quarter of 2019, gross margin was up 40 basis points.

•

Net credit card revenues were $159 million, up $28 million from the first quarter of 2020, and representing 3.4% of sales.  Net credit card revenues were down $13 million from the first quarter of 2019 but saw a 30 basis point improvement as a percent of net sales.

•

Selling, general and administrative ("SG&A") expense was $1.7 billion, up $150 million from first quarter of 2020. Compared to the first quarter of 2019, SG&A expenses were down approximately 17%.  SG&A expense as a percent of sales was 37.1%, down from 52.9% in the first quarter of 2020 and 130 basis points lower than the first quarter of 2019.

•

Net income was $103 million in the first quarter of 2021, compared to a net loss of $3,581 million in the first quarter of 2020 and net income of $136 million in the first quarter of 2019.  On an adjusted basis, net income improved from a loss of $630 million in the first quarter of 2020 to net income of $126 million for the first quarter of 2021. This compares to adjusted net income of $137 in the first quarter of 2019.

•

The first quarter of 2021 had positive earnings before interest, taxes, depreciation and amortization ("EBITDA") of $454 million compared to negative EBITDA of $3,873 million during the first quarter of 2020.  EBITDA was $446 million for the first quarter of 2019.  On an adjusted basis, EBITDA was $473 million and 10.1% of net sales, a loss of $689 million and (22.8%) of net sales, and $447 million and 8.1% of net sales for the first quarters of 2021, 2020, and 2019, respectively.

•

Diluted earnings per share and adjusted diluted earnings per share were $0.32 and $0.39, respectively, during the first quarter of 2021. These include an earnings impact of $0.01 related to gains on the sale of real estate. This compares to a diluted loss per share and adjusted diluted loss per share of $11.53 and $2.03, respectively, for the first quarter of 2020. These include an earnings impact of $0.04 related to gains on sale of real estate.  This compares to diluted earnings per share and adjusted diluted earnings per share of $0.44 for the first quarter of 2019. Earnings during the first quarter of 2019 included $0.10 related to gains on sale of real estate.

•	Inventory was down 14.1% from the first quarter of 2020.
•	The Company ended the first quarter of 2021 in a strong liquidity position with approximately $1.8 billion in cash and full borrowing capacity in its asset-based credit facility.

During the first quarter of 2021, the Company continued to execute its Polaris strategy and these actions impacted its operating results for the period, notably:

•

Win With Fashion and Style: The Company experienced sales improvement from off-price to luxury. In merchandise, strengths continued in pandemic-driven products and categories but the Company also saw dormant categories improve their performance trend compared to the fourth quarter of 2020, notably dresses and men’s tailored clothing.  The Company has added hundreds of new brands and categories over the past year and its flexibility in inventories has enabled the Company to respond to new customer demands in emerging categories such as toys, health and wellness, pet and home décor.

•

Deliver Clear Value: The Company is improving and expanding location-level pricing and strategically shifting its markdown cadence.  With these actions, higher full price sell-throughs and related higher merchandise margins are being achieved.  Along with advancing data-led capabilities in merchandising pricing, allocation and personalization, these collective activities are expected to improve average unit retail and gross margin performance.

MACY'S, INC.

•

Excel in Digital Shopping:  The Company improved fundamental digital offerings during the first quarter of 2021 and took specific actions to attract customers with an under-40 demographic, including the launch of a contemporary site within macys.com.  The Company continued to experience growth in its digital channels as previously disclosed and the Macys brand specifically saw double-digit increases in site visits and higher conversation rates as compared to the first quarters of 2020 and 2019.

•

Enhance Store Experience:  Store sales continued to improve throughout the quarter and as compared to the fourth quarter of 2020, with a sequential improvement in comparable store sales from the fourth quarter of nearly 890 basis points.  By maintaining leaner inventory levels, the Company’s stores have improved their layouts for easier navigation and to provide customers a more streamlined shopping experience.

•

Modernize Supply Chain:  The Company has continued to update its supply chain infrastructure and network, while leveraging improved data and analytics capabilities in fulfillment strategies to meet customers' desire for speed and convenience.  The Company is navigating supply chain disruptions by adjusting freight strategies and working closely with brand partners to prioritize product.

•

Enable Transformation: The Company has continued to modernize its technology foundations to ensure agility to react to customers and the market regardless of the channel in which customers interact.  These activities are coupled with others to build out data science and analytics capabilities with a focus on areas to provide competitive differentiation.

The Company began to see its Platinum, Gold and Silver Star Rewards customers re-engage with the Macy’s brand during the first quarter of 2021, with the average customer spend up 10% compared to the first quarter of 2019 and an 11 percentage point improvement from the fourth quarter of 2020.  The Company’s Bronze Star Rewards tier continued to grow and had 3.2 million active customers during the quarter.  During the first quarter of 2021, the Company acquired 4.6 million new Macy’s customers, of which approximately 47% occurred through Macy’s digital channel.

MACY'S, INC.

Results of Operations

The Company’s operations during the first quarter of 2020 were significantly impacted by the closure of its stores due to the COVID-19 pandemic.  The Company’s performance during the first quarter of 2021 showed significant improvement over the results of the prior year period as it continued to recover from the pandemic.

Comparison of the First Quarter of 2021 and the First Quarter of 2020

	First Quarter of 2021		First Quarter of 2020
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$4,706		$3,017
Credit card revenues, net	159	3.4%	131	4.3%

Cost of sales	(2,889)	(61.4)%	(2,501)	(82.9)%
Selling, general and administrative expenses	(1,748)	(37.1)%	(1,598)	(52.9)%
Gains on sale of real estate	6	0.1%	16	0.5%
Impairment, restructuring and other costs	(19)	(0.4)%	(3,184)	(105.5)%
Operating income (loss)	215	4.6%	(4,119)	(136.5)%
Benefit plan income, net	15		9
Losses on early retirement of debt	(11)		0
Interest expense, net	(79)		(47)
Income (loss) before income taxes	140		(4,157)
Federal, state and local income tax benefit (expense)	(37)		576
Net income (loss)	$103		$(3,581)

Diluted earnings (loss) per share	$0.32		$(11.53)

Supplemental Financial Measure
Gross margin (a)	$1,817	38.6%	$516	17.1%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$0.39		$(2.03)

(a)	Gross margin is defined as net sales less cost of sales.

Net Sales

Net sales for the first quarter of 2021 increased $1.7 billion, or 56.0%, compared to the first quarter of 2020.  The Company’s first quarter of 2021 sales showed steady recovery across all three brands - Macy's, Bloomingdale's and bluemercury.  Digital sales during the first quarter of 2021 improved 34% compared to the first quarter of 2020 and accounted for approximately 37% of net sales. The Company experienced strength across all of its major merchandise categories driven by the continued recovery of its stores as well as continued growth in its digital channel.

Credit Card Revenues, Net

Net credit card revenues were $159 million in the first quarter of 2021, an increase of $28 million, or 21.0%, compared to $131 million recognized in the first quarter of 2020. This increase was driven by improvement in the credit card portfolio's delinquency rates and bad debt, partially offset by a decrease in proprietary credit card sales penetration, down approximately 400 basis points, at 42.0% in the first quarter of 2021 compared to 46.0% in the first quarter of 2020.

Gross Margin

Gross margin was 38.6% in the first quarter of 2021 compared to 17.1% in the first quarter of 2020.  The increase in the gross margin rate in the first quarter of 2021 compared to the first quarter of 2020 was driven primarily by inventory productivity and the execution

MACY'S, INC.

of the Polaris strategy.  Due to the impact of COVID-19 and store closures, the first quarter of 2020 included an approximate $300 million inventory write-down from markdowns on fashion merchandise.

Selling, General and Administrative Expenses

SG&A expenses for the first quarter of 2021 increased $150 million from the first quarter of 2020 but decreased as a percentage of net sales by 15.8 percentage points. The increase in SG&A expense dollars corresponds with higher net sales but the improvement in the SG&A expense rate reflects the expense management strategies implemented by the Company in response to the COVID-19 pandemic as well as execution against the Polaris strategy.

Impairment, Restructuring and Other Costs

During the first quarter of 2021, the Company incurred impairment, restructuring and other costs totaling $19 million, primarily related to capitalized software assets. During the first quarter of 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $3,150 million driven by recognition of $3,070 million of goodwill impairment and $80 million of impairments on long-lived tangible and right of use assets.  The first quarter of 2020 also included $34 million of restructuring and other costs related to severance activity and other costs associated with organizational restructuring, primarily associated with the Polaris strategy.

Interest Expense, Net

Net interest expense, excluding losses on early retirement of debt, was $79 million during the first quarter of 2021, compared to $47 million during the first quarter of 2020.  The increase is primarily driven by interest paid with respect to the $1,300 million of secured notes issued in June 2020.

Effective Tax Rate

The Company’s effective tax rate was 26.3% for the first quarter of 2021 compared to the federal income statutory tax rate of 21%. The effective tax rate was impacted by the tax shortfalls associated with the vesting and cancellation of certain stock-based compensation awards.

Diluted Earnings (Loss) Per Share

Diluted earnings per share were $0.32 for the first quarter of 2021 compared to a diluted loss per share of $11.53 for the first quarter of 2020, reflecting higher net income as a result of the continued recovery from the impact of the COVID-19 pandemic.

Cash Flow, Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the asset-based credit facility described below

The COVID-19 outbreak and related store closure in 2020 negatively impacted the Company’s liquidity in 2020.  The Company proactively took steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, suspension of the Company's quarterly dividend and executing additional financing transactions during the second quarter of 2020. While the Company has obtained additional financing and, as of May 1, 2021, estimates that it has sufficient cash on hand and other capital resources to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service and other cash requirements in both the near term and over the longer term, the continued uncertainty associated with the COVID-19 pandemic could have a significant impact on the Company’s cash flow and liquidity and further actions may be required to improve the Company’s cash position.

Operating Activities

Net cash provided by operating activities for the first quarter of 2021 was $494 million, compared to net cash used by operating activities of $164 million for the first quarter of 2020. The increase in operating cash flows period over period is due to significant improvement in the Company’s EBITDA, offset partly by lower working capital benefits.

Investing Activities

Net cash used by investing activities was $74 million for the first quarter of 2021, compared to $113 million for the first quarter of 2020. The decrease period over period is primarily due to a reduction in capital spending compared to 2020 as a result of the Company's updated plan for capital expenditures in response to the COVID-19 pandemic and alignment with its Polaris strategy.

MACY'S, INC.

Financing Activities

Net cash used by financing activities was $300 million for the first quarter of 2021, driven by a decrease in outstanding checks. Net cash provided by financing activities was $1,148 million for the first quarter of 2020, driven by the issuance of $1,500 million of debt related to a draw on the Company’s revolving credit agreement, partly offset by cash dividend payments of $117 million and a decrease in outstanding checks.  See below for further discussion of the Company’s financing activities during the first quarter of 2021.

On March 17, 2021, Macy’s Retail Holdings, LLC (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc., completed an offering of $500 million in aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”) in a private offering (the “Notes Offering”). The 2029 Notes mature on April 1, 2029.  The 2029 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on a senior unsecured basis by Macy’s, Inc.  MRH used the net proceeds from the Notes Offering, together with cash on hand, to fund the tender offer discussed below.

On March 17, 2021, the Company completed a tender offer in which $500 million of senior notes and debentures were tendered for early settlement and purchased by MRH on March 17, 2021. The purchased senior notes and debentures included $156 million of 3.875% senior notes due 2022, $136 million of 2.875% senior notes due 2023, $49 million of 4.375% senior notes due 2023, $150 million of 3.625% senior notes due 2024, $5 million of 6.65% senior debentures due 2024, and $4 million of 7.6% senior debentures due 2025. The total cash cost for the tender offer was $17 million with the remainder funded through the net proceeds from the Notes Offering discussed above. The Company recognized $11 million of losses associated with this early retirement of debt on the Consolidated Statements of Operation during the first quarter of 2021.

The Company is party to an asset-based credit facility (“the ABL Credit Facility”) with certain financial institutions providing for a $2,941 million revolving credit facility (the “Revolving ABL Facility”), including a swingline sub-facility and a letter of credit sub- facility. The Company may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million.

The ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) 90% of the net orderly liquidation percentage of eligible inventory, minus (b) customary reserves. Amounts borrowed under the ABL Credit Facility are subject to interest at a rate per annum equal to (i) prior to the Step Down Date (as defined in the ABL Credit Facility), at the Company’s option, either (a) adjusted LIBOR plus a margin of 2.75% to 3.00% or (b) a base rate plus a margin of 1.75% to 2.00%, in each case depending on revolving line utilization and (ii) after the Step Down Date, at the Company’s option, either (a) adjusted LIBOR plus a margin of 2.25% to 2.50% or (b) a base rate plus a margin of 1.25% to 1.50%, in each case depending on revolving line utilization. The ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments, cash hoarding, and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.

The ABL Credit Facility also requires (1) the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any fiscal quarter on or after April 30, 2021 if (a) certain events of default have occurred and are continuing or (b) Availability plus Suppressed Availability (each as defined in the ABL Credit Facility) is less than the greater of (x) 10% of the Loan Cap (as defined in the ABL Credit Facility) and (y) $250 million, in each case, as of the end of such fiscal quarter and (2) prior to April 30, 2021, that the Company not permit Availability plus Suppressed Availability to be lower than the greater of (x) 10% of the Loan Cap and (y) $250 million.  As of May 1, 2021, no such events had occurred triggering such requirement.

As of May 1, 2021, the Company had $158 million of standby letters of credit outstanding under the ABL Credit Facility, which reduces the available borrowing capacity. The borrowing capacity of the ABL Credit Facility was $2,444 million and the Company had no borrowings outstanding under the ABL Credit Facility as of May 1, 2021.

Contractual Obligations

As of May 1, 2021, other than the financing transactions discussed above and in Note 5 to the accompanying Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 30, 2021, as reported in the Company’s 2020 Form 10-K.

Capital Resources

Management believes that, with respect to the Company's current operations, its cash on hand and funds from operations, together with the ABL Credit Facility and other capital resources, will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service requirements and other cash requirements in both the near term and over the longer term.

MACY'S, INC.

The Company's ability to generate funds from operations may be affected by numerous factors, including the COVID-19 pandemic, general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. To the extent that the Company's cash balances from time to time exceed amounts that are needed to fund its immediate liquidity requirements, the Company will consider alternative uses of some or all of such excess cash. Such alternative uses may include, among others, the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and payment of dividends.  Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes.

Guarantor Summarized Financial Information

The Company had $3,243 million and $3,246 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the “Unsecured Notes”) outstanding as of May 1, 2021 and January 30, 2021, respectively, with maturities ranging from 2022 to 2043. The Unsecured Notes constitute debt obligations of MRH ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent.  The Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior unsecured obligations, senior to any of the Company’s future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company’s subsidiaries that do not guarantee the Unsecured Notes.  Holders of the Company’s secured indebtedness, including the Notes and any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer’s and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The following tables include combined financial information of the Obligor Group.  Investments in non-Guarantor subsidiaries of $6,342 million and $6,126 million as of May 1, 2021 and January 30, 2021, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $428 million for the first quarter of 2021 has been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheets

	May 1, 2021	January 30, 2021
	(in millions)
ASSETS
Current Assets	$1,422	$1,297
Noncurrent Assets	6,807	7,491

LIABILITIES
Current Liabilities	$1,990	$2,216
Noncurrent Liabilities (a)	9,906	10,145
(a)	Includes net amounts due to non-Guarantor subsidiaries of $2,819 million and $2,702 million as of May 1, 2021 and January 30, 2021, respectively.

MACY'S, INC.

Summarized Statement of Operations

First Quarter of 2021
(in millions)
Net Sales	$157
Consignment commission income (a)	713
Cost of sales	(109)
Operating income	(251)
Loss before income taxes (b)	(132)
Net loss	(110)
(a)	Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary

(b)	Includes $215 million of dividend income from non-Guarantor subsidiaries

Outlook and Recent Developments

The Company expects the COVID-19 pandemic to have a material impact on its financial condition, results of operations and cash flows from operations in future periods. The extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance depends on future developments outside of the Company's control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread.  On May 18, 2021, the Company disclosed, in connection with its preliminary first quarter of 2021 earnings release, its updated estimates of performance expectations for fiscal 2021, which have been revised from the performance expectations disclosed on February 23, 2021.  The revisions are due to the Company’s performance for the first quarter of 2021, combined with the faster than anticipated economic recovery from the COVID-19 pandemic.

•	Net sales are expected to be between $21,725 million and $22,225 million, an increase between 25% to 28% compared to fiscal 2020. Annual digital sales are estimated at approximately $8 billion.
•	Gross margin is expected to increase by up to 8 percentage points from 2020.
•	SG&A expense as a percentage of net sales is expected to improve approximately 135 basis points compared to 2019 levels.
•	Earnings before interest, taxes, depreciation and amortization, excluding the impact of certain items, are expected to be approximately 9% to 9.5% of net sales.
•	Net interest expense is expected to be approximately $320 million.
•	The effective tax rate, excluding the impact of certain items, is expected to be approximately 25%.
•	Adjusted diluted earnings per share are expected to be between $1.71 and $2.12.

Important Information Regarding Non-GAAP Financial Measures

The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes adjusting for the impact of comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure which the company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items from EBITDA, net income (loss) and diluted earnings (loss) per share that are not associated with the Company’s core operations and that may vary substantially in frequency and magnitude from period-to-period provides useful supplemental measures that assist in evaluating the Company's ability to generate earnings and to more readily compare these metrics between past and future periods.

The Company does not provide reconciliations of the forward-looking non-GAAP measures of adjusted EBITDA and adjusted diluted earnings per share to the most directly comparable forward-looking GAAP measures because the timing and amount of excluded items are unreasonably difficult to fully and accurately estimate. For the same reasons, the Company is unable to address the probable significance of the unavailable information, which could be material to future results.

MACY'S, INC.

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

Changes in Comparable Sales

Comparable Sales vs. 13 Weeks Ended
May 2, 2020
Increase in comparable sales on an owned basis (Note 1)	62.5%
Comparable sales growth impact of departments licensed to third parties (Note 2)	1.4%
Increase in comparable sales on an owned plus licensed basis	63.9%

Comparable Sales vs. 13 Weeks Ended
May 4, 2019
Decrease in comparable sales on an owned basis (Note 1)	(10.5)%
Comparable sales growth impact of departments licensed to third parties (Note 2)	0.5%
Decrease in comparable sales on an owned plus licensed basis	(10.0)%

Notes:

(1)

Represents the period-to-period percentage change in net sales from stores in operation during the 13 weeks ended May 1, 2021 and the 13 weeks ended May 2, 2020 and May 4, 2019, respectively. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties.  Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. No stores have been excluded as a result of the COVID-19 pandemic. Definitions and calculations of comparable sales may differ among companies in the retail industry.

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

MACY'S, INC.

Adjusted EBIT and EBITDA as a Percent to Net Sales

The following is a tabular reconciliation of the non-GAAP financial measures EBIT and EBITDA, as adjusted to exclude certain items (“Adjusted EBIT” and “Adjusted EBITDA”), as a percent to net sales to GAAP net income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	13 Weeks Ended May 1, 2021	13 Weeks Ended May 2, 2020	13 Weeks Ended May 4, 2019
	(millions, except percentages)
Net sales	$4,706	$3,017	$5,504

Net income (loss)	$103	$(3,581)	$136

Net income (loss) as a percent to net sales	2.2%	(118.7)%	2.5%

Net income (loss)	$103	$(3,581)	$136
Impairment, restructuring and other costs	$19	$3,184	$1
Interest expense - net	79	47	47
Losses on early retirement of debt	11	—	—
Federal, state and local income tax expense (benefit)	37	(576)	27
Adjusted EBIT	$249	$(926)	$211
Adjusted EBIT as a percent to net sales	5.3%	(30.7)%	3.8%

Add back depreciation and amortization	224	237	236
Adjusted EBITDA	$473	$(689)	$447
Adjusted EBITDA as a percent to net sales	10.1%	(22.8)%	8.1%

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share

The following is a tabular reconciliation of the non-GAAP financial measures of net income (loss) and diluted earnings (loss) per share, excluding certain items identified below, to GAAP net income (loss) and diluted earnings (loss) per share, which the Company believes to be the most directly comparable GAAP measures.

	First Quarter of 2021		First Quarter of 2020		First Quarter of 2019
	Net Income	Diluted Earnings Per Share	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$103	$0.32	$(3,581)	$(11.53)	$136	$0.44
Impairment, restructuring and other costs	19	0.06	3,184	10.25	1	-
Losses on early retirement of debt	11	0.03	-	-	-	-
Income tax impact of certain items noted above	(7)	(0.02)	(233)	(0.75)	-	-
As adjusted to exclude certain items above	$126	$0.39	$(630)	$(2.03)	$137	$0.44

New Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

MACY'S, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2020 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 10-K.

Item 4.	Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of May 1, 2021, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of May 1, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2020 Form 10-K.

The risk factor “If cash flows from our private label credit card decrease, our financial and operational results may be negatively impacted” is deleted and replaced as follows:

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

Under the terms of the credit card program, Citibank has the right to terminate the agreement prior to the end of the current term if sales decrease by more than 34% over a twelve-month period as compared to the fiscal twelve-month period from July 2006 to June 2007 (the “Benchmark Year”).  Based on the results of our February 2021 fiscal period, sales for the most recent twelve-month period then ended have decreased by more than 34% as compared to the Benchmark Year.  On June 4, 2021, we received a written notice of termination of the Program Agreement from Citibank.  We plan to continue negotiations with Citibank as well as evaluate a potential transfer of its credit card program to another financial service entity.  Upon receipt of the written notice of termination, we have six months to exercise, or not exercise, an option to purchase the assets of the credit card program, or nominate a third party to purchase such assets, and a subsequent six month period to complete such transfer, subject to potential extensions as more fully described in the credit card program agreement.  Both parties are required to continue to meet their respective obligations and provide support pursuant to the terms of the credit card program agreement this period. We cannot assure that future negotiations with Citibank will be successful.  In addition, an amended or new credit card program may be on terms less favorable to us than the current credit card program.

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

MACY'S, INC.

Item 5.	Other Information.

On June 4, 2021, the Company received notice from Citibank that it was exercising its right to terminate the Program Agreement, among the Company, FDS Bank, Macy’s Credit and Customer Services, Inc., Macy’s West Stores, Inc., Bloomingdales, Inc., Department Stores National Bank and Citibank.

The Program Agreement provides for, among other things, (i) the ownership by Citibank of the Company’s credit card accounts and related receivable balances purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with those accounts, (iv) the servicing of those accounts and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the credit card program.  As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the program.  Pursuant to the Program Agreement, the Company continues to provide certain servicing functions related to the accounts and related receivables owned by Citibank and receives compensation from Citibank for these services.

Under the terms of the Program Agreement, Citibank has the right to terminate the agreement prior to the end of the current term if sales decrease by more than 34% over a twelve-month period as compared to the fiscal twelve-month period from July 2006 to June 2007 (the “Benchmark Year”).  Based on the results of the Company’s February 2021 fiscal period, sales for the most recent twelve-month period then ended decreased by more than 34% as compared to the Benchmark Year (an “Adverse Sales Development” under the Program Agreement).  Although written notice of termination has been received, the Company is in on-going discussions with Citibank concerning the credit card program.

Upon receipt of the written notice of termination, the Company has six months to exercise, or not exercise, an option to purchase the assets of the Program Agreement, or nominate a third party to purchase such assets, and a subsequent six month period to complete such transfer, subject to potential extensions as more fully described in the Program Agreement.  The Company and Citibank are required to continue to meet their respective obligations and provide support pursuant to the terms of the Program Agreement through this period. Given this timeline, the Company is confirming its guidance provided on May 18, 2021, for fiscal 2021 Credit Card Revenues, Net, equal to approximately 3% of Net Sales. The Company has not provided guidance for periods beyond fiscal 2021.

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

•

general consumer shipping behaviors and spending levels, including the shift of consumer spending to digital channels, the impact of changes in general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, and the costs of basic necessities and other goods;

•

competitive pressures from department stores, specialty stores, general merchandise stores, manufacturers’ outlets, off-price and discount stores, and all other retail channels, including digitally-native retailers, social media and catalogs;

MACY'S, INC.

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

•	the cost of colleague benefits as well as attracting and retaining quality colleagues;
•	transactions and strategy involving the Company's real estate portfolio;
•	the seasonal nature of the Company's business;
•	conditions to, or changes in the timing of, proposed transactions, and changes in expected synergies, cost savings and non-recurring charges;
•	the potential for the incurrence of charges in connection with the impairment of intangible assets, including goodwill;
•	possible changes or developments in social, economic, business, industry, market, legal, and regulatory circumstances and conditions;
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

4.1

Indenture dated as of March 17, 2021 by and among Macy’s Retail Holdings, LLC as issuer, Macy’s, Inc. as guarantor and U.S. Bank National Association as trustee, relating to Macy’s Retail Holdings, LLC’s 5.875% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 17, 2021)

10.1		2021-2023 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan*

22		List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K (file No. 1-13536) for the fiscal year ended January 30, 2021)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1		Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2		Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, filed on June 7, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) Constitutes a compensatory plan or arrangement. Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary

By:	/s/ PAUL GRISCOM
Paul Griscom Senior Vice President and Controller

Date: June 7, 2021