Form 10-Q
period 2021-07-31
Macy's, Inc.
filed 2021-09-03
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2021
Common Stock, $.01 par value per share	309,704,845 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$5,647	$3,559	$10,353	$6,576
Credit card revenues, net	197	168	356	299

Cost of sales	(3,353)	(2,718)	(6,242)	(5,219)
Selling, general and administrative expenses	(1,898)	(1,398)	(3,646)	(2,995)
Gains on sale of real estate	6	—	12	16
Impairment, restructuring and other costs	(2)	(242)	(21)	(3,426)
Operating income (loss)	597	(631)	812	(4,749)
Benefit plan income, net	17	12	32	21
Settlement charges	(81)	(38)	(81)	(38)
Interest expense	(80)	(70)	(159)	(120)
Losses on early retirement of debt	(3)	—	(14)	—
Financing costs	—	(3)	—	(3)
Interest income	—	1	—	3
Income (loss) before income taxes	450	(729)	590	(4,886)
Federal, state and local income tax benefit (expense)	(105)	298	(142)	874
Net income (loss)	$345	$(431)	$448	$(4,012)
Basic earnings (loss) per share	$1.11	$(1.39)	$1.44	$(12.91)
Diluted earnings (loss) per share	$1.08	$(1.39)	$1.41	$(12.91)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$345	$(431)	$448	$(4,012)
Other comprehensive income (loss):
Actuarial gain on post employment and postretirement benefit plans, before tax	63	19	63	19
Reclassifications to net income (loss):
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income (loss), before tax	9	11	19	23
Settlement charges, before tax	81	38	81	38
Tax effect related to items of other comprehensive income	(38)	(17)	(40)	(20)
Total other comprehensive income, net of tax effect	115	51	123	60
Comprehensive income (loss)	$460	$(380)	$571	$(3,952)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)

	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$2,137	$1,679	$1,395
Receivables	221	276	184
Merchandise inventories	4,298	3,774	3,582
Prepaid expenses and other current assets	955	455	470
Total Current Assets	7,611	6,184	5,631
Property and Equipment - net of accumulated depreciation and amortization of $4,689, $4,400 and $4,642	5,713	5,940	6,279
Right of Use Assets	2,819	2,878	3,035
Goodwill	828	828	828
Other Intangible Assets – net	436	437	438
Other Assets	1,010	1,439	1,403
Total Assets	$18,417	$17,706	$17,614
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,546	$452	$539
Merchandise accounts payable	2,476	1,978	1,409
Accounts payable and accrued liabilities	2,660	2,927	2,906
Income taxes	18	—	—
Total Current Liabilities	6,700	5,357	4,854
Long-Term Debt	3,295	4,407	4,851
Long-Term Lease Liabilities	3,096	3,185	3,269
Deferred Income Taxes	913	908	921
Other Liabilities	1,267	1,296	1,395
Shareholders' Equity	3,146	2,553	2,324
Total Liabilities and Shareholders’ Equity	$18,417	$17,706	$17,614

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 30, 2021	$3	$571	$3,928	$(1,161)	$(788)	$2,553
Net income			103			103
Other comprehensive income					8	8
Stock-based compensation expense		11				11
Stock issued under stock plans		(24)		24		—
Balance at May 1, 2021	3	558	4,031	(1,137)	(780)	2,675
Net income			345			345
Other comprehensive income					115	115
Stock-based compensation expense		11				11
Stock issued under stock plans		(71)		71		—
Balance at July 31, 2021	$3	$498	$4,376	$(1,066)	$(665)	$3,146

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

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	26 Weeks Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income (loss)	$448	$(4,012)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Impairment, restructuring and other costs	21	3,426
Settlement charges	81	38
Depreciation and amortization	444	472
Stock-based compensation expense	22	13
Gains on sale of real estate	(12)	(16)
Benefit plans	19	23
Amortization of financing costs and premium on acquired debt	14	4
Deferred income taxes	(36)	(265)
Changes in assets and liabilities:
Decrease in receivables	55	222
(Increase) decrease in merchandise inventories	(525)	1,598
(Increase) decrease in prepaid expenses and other current assets	(41)	31
Increase (decrease) in merchandise accounts payable	647	(188)
Decrease in accounts payable and accrued liabilities	(78)	(605)
Increase (decrease) in current income taxes	12	(695)
Change in other assets, liabilities, and other items not separately identified	(106)	(53)
Net cash provided (used) by operating activities	965	(7)
Cash flows from investing activities:
Purchase of property and equipment	(142)	(228)
Capitalized software	(88)	(61)
Disposition of property and equipment	34	31
Other, net	52	(14)
Net cash used by investing activities	(144)	(272)
Cash flows from financing activities:
Debt issued	500	2,780
Debt issuance costs	(9)	(98)
Debt repurchase premium and expenses	(15)	—
Debt repaid	(518)	(1,504)
Dividends paid	—	(117)
Decrease in outstanding checks	(318)	(111)
Net cash provided (used) by financing activities	(360)	950
Net increase in cash, cash equivalents and restricted cash	461	671
Cash, cash equivalents and restricted cash beginning of period	1,754	731
Cash, cash equivalents and restricted cash end of period	$2,215	$1,402
Supplemental cash flow information:
Interest paid	$152	$104
Interest received	—	4
Income taxes paid (net of refunds received)	166	86

Note: Restricted cash of $78 million and $7 million have been included with cash and cash equivalents for the 26 weeks ended July 31, 2021 and August 1, 2020, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

Macy's, Inc., together with its subsidiaries (the "Company"), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of July 31, 2021, the Company's operations were conducted through Macy's, Market by Macy’s, Macy’s Backstage, Bloomingdale's, Bloomingdale's The Outlet, and bluemercury.

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

The Consolidated Financial Statements for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Seasonality

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income (loss).  For the Company, the only other components of total comprehensive income (loss) for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income (loss) before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Operations.  See Note 6, "Benefit Plans," for further information.

COVID-19 Pandemic

As the COVID-19 pandemic continues through fiscal 2021, the Company continues to prioritize health and safety measures in its stores and facilities to protect the well-being of its customers and colleagues while also focusing on prudent cash management, maintaining strong liquidity and executing its strategic initiatives.  Although the Company has experienced strong recovery in operating results during fiscal 2021 as compared to fiscal 2020, the Company continues to monitor the impacts of COVID-19 on the macro economy as well as on the Company’s and its vendor partners’ operations. The full impact of the pandemic will continue to depend on future developments, including the continued spread and duration of the pandemic, the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments or vaccines as well as any related federal, state or local governmental orders or restrictions. In addition, numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company, including the timing and extent of any recovery in consumer traffic and spending, potential delays, interruptions and disruptions in the Company’s supply chain, maintenance of temporary government stimulus programs, labor shortages and intense competition for talent, all of which are highly uncertain and cannot be predicted.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As further disclosed in the Company’s 2020 Form 10-K, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which permitted, among other benefits, the carryback of certain net operating losses.  Based on the Company’s 2020 fiscal results, a $520 million income tax receivable associated with this net operating loss carryback benefit is included within prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.  This income tax receivable is estimated to be received in the first quarter of 2022.
2.	Impairment, Restructuring and Other Costs

	13 Weeks Ended		26 Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(millions)
Impairments	$2	$15	$20	$3,164
Restructuring	—	169	(1)	194
Other	—	58	2	68
Total	$2	$242	$21	$3,426

During the 13 and 26 weeks ended July 31, 2021, the Company incurred non-cash impairment charges totaling $2 million and $20 million, respectively, primarily related to capitalized software assets.

During the 13 and 26 weeks ended August 1, 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $15 million and $3,164 million, respectively, the majority of which consisted of:

•	$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy's reporting unit and $98 million attributable to the bluemercury reporting unit.
•	$80 million of impairments primarily related to long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

A summary of the restructuring and other cash activity for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020 related to the Polaris strategy, which was announced in February 2020 and included within accounts payable and accrued liabilities, is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at February 1, 2020	$115	$9	$124
Additions charged to expense	25	7	32
Cash payments	(82)	(6)	(88)
Balance at May 2, 2020	58	10	68
Additions charged to expense	15	6	21
Cash payments	(67)	(6)	(73)
Balance at August 1, 2020	$6	$10	$16

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at January 30, 2021	$14	$2	$16
Additions charged to expense	5	—	5
Cash payments	(16)	(2)	(18)
Balance at May 1, 2021	3	—	3
Additions charged to expense	—	—	—
Cash payments	(1)	—	(1)
Balance at July 31, 2021	$2	$—	$2

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3.	Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	July 31, 2021			August 1, 2020
	Net Income		Shares	Net Loss		Shares
	(millions, except per share data)
Net income (loss)	$345		311.5	$(431)		310.3
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$345		312.4	$(431)		311.2
Basic earnings (loss) per share		$1.11			$(1.39)
Effect of dilutive securities:
Stock options and restricted stock units			6.2			—
	$345		318.6	$(431)		311.2
Diluted earnings (loss) per share		$1.08			$(1.39)

	26 Weeks Ended
	July 31, 2021			August 1, 2020
	Net Income		Shares	Net Loss		Shares
	(millions, except per share data)
Net income (loss)	$448		311.1	$(4,012)		310.0
Shares to be issued under deferred compensation and other plans			0.9			0.9
	$448		312.0	$(4,012)		310.9
Basic earnings (loss) per share		$1.44			$(12.91)
Effect of dilutive securities:
Stock options and restricted stock units			6.6			—
	$448		318.6	$(4,012)		310.9
Diluted earnings (loss) per share		$1.41			$(12.91)

In addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 14.4 million shares of common stock and restricted stock units relating to 1.0 million shares of common stock were outstanding at July 31, 2021, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Macy’s accounted for 88% and 89% of the Company’s net sales for the 13 weeks ended July 31, 2021 and August 1, 2020, respectively. Macy’s accounted for 88% of the Company’s net sales for each of the 26 weeks ended July 31, 2021 and August 1, 2020. In addition, digital sales accounted for approximately 32% and 54% of the Company’s net sales for the 13 weeks ended July 31, 2021and August 1, 2020, respectively, and 34% and 49% of the Company’s net sales for the 26 weeks ended July 31, 2021 and August 1, 2020, respectively.

Disaggregation of the Company's net sales by family of business for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020 were as follows:

	13 Weeks Ended		26 Weeks Ended
Net sales by family of business	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,277	$1,381	$4,300	$2,596
Women's Apparel	1,113	626	2,026	1,205
Men's and Kids'	1,224	727	2,156	1,299
Home/Other (a)	1,033	825	1,871	1,476
Total	$5,647	$3,559	$10,353	$6,576

(a)	Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.

Merchandise Returns

The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales.  The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $196 million, $159 million and $140 million as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively. Included in prepaid expenses and other current assets is an asset totaling $115 million, $103 million and $114 million as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company maintains customer loyalty programs in which customers earn points based on their purchases. Under the Macy’s Star Rewards loyalty program, points are earned based on customers’ spending on Macy’s private label and co-branded credit cards as well as non-proprietary cards and other forms of tender. The Company’s Bloomingdale’s Loyallist and bluemercury BlueRewards programs provide tender neutral points-based programs to their customers. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer.

The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $547 million, $616 million and $675 million as of July 31, 2021, January 30, 2021 and August 1, 2020, respectively.

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

Under the terms of the Program Agreement, if sales decrease by more than 34% over a twelve-month period as compared to the Benchmark Year, defined as the twelve-month period from July 2006 to June 2007 in the Program Agreement, Citibank has the ability to provide written notice to terminate the agreement prior to the end of its current term.  Based on the results for the Company’s February 2021 fiscal period, sales for the twelve-month period ended February 27, 2021 decreased by more than 34% as compared to the Benchmark Year.  On June 4, 2021, the Company received a written notice of termination of the Program Agreement from Citibank.  The Company is evaluating options for its Credit Card Program including potential transfer to another financial service entity or modified arrangement with Citibank. Upon receipt of the written notice of termination, the Company has six months to exercise, or not exercise, an option to purchase the assets of the Program Agreement, or nominate a third party to purchase such assets, and a subsequent six month period to complete such transfer, subject to potential extensions as more fully described in the Program Agreement.  The Company and Citibank are required to continue to meet their respective obligations and provide support pursuant to the terms of the Program Agreement through this period. The Company estimates that these events will not have an impact on the financial results of the Credit Card Program in fiscal 2021. The Company is currently unable to estimate the impact beyond fiscal 2021 this termination event or transfer might have on the Program Agreement or on the Company’s future financial results.

5.	Financing Activities

The following table shows the detail of debt repayments:

	26 Weeks Ended
	July 31, 2021	August 1, 2020
	(millions)
Revolving credit agreement	$—	$1,500
9.5% Amortizing debentures due 2021	2	2
9.75% Amortizing debentures due 2021	1	1
3.875% Senior notes due 2022	156	—
2.875% Senior notes due 2023	136	—
4.375% Senior notes due 2023	49	—
3.625% Senior notes due 2024	150	—
6.65% Senior debentures due 2024	4	—
7.6% Senior debentures due 2025	19	—
	$517	$1,503

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On August 17, 2021, subsequent to the end of the second quarter of 2021, Macy’s Inc. redeemed the entire outstanding $1.3 billion aggregate principal amount of its 8.375% Senior Secured Notes due 2025 (the “2025 Notes”). The redemption price was equal to 100% of the principal amount of the 2025 Notes ($1.3 billion), plus accrued and unpaid interest of $19 million, plus the applicable premium due to holders of the 2025 Notes in connection with an early redemption of $138 million, plus unamortized deferred debt costs of $47 million. The total pre-tax charge of $185 million will be recorded in the 13 weeks ending October 30, 2021. The $1.3 billion principal amount of 2025 Notes were classified as short-term debt as of July 31, 2021.

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

The Company has defined contribution plans that cover substantially all colleagues who work 1,000 hours or more in a year. In addition, the Company has a funded defined benefit plan ("Pension Plan") and an unfunded defined benefit supplementary retirement plan ("SERP"), which provides benefits, for certain colleagues, in excess of qualified plan limitations. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions, and effective January 2, 2012, the SERP was closed to new participants.

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$17	$19	$39	$32
Pension Plan
Service cost	$1	$2	$1	$3
Interest cost	13	18	25	38
Expected return on assets	(43)	(46)	(83)	(92)
Recognition of net actuarial loss	9	10	17	20
	$(20)	$(16)	$(40)	$(31)
Supplementary Retirement Plan
Interest cost	3	4	6	8
Recognition of net actuarial loss	3	3	6	6
	$6	$7	$12	$14

Total Retirement Expense	$3	$10	$11	$15

Postretirement Obligations
Interest cost	—	1	—	2
Recognition of net actuarial gain	(2)	(2)	(3)	(3)
	$(2)	$(1)	$(3)	$(1)

During the 13 and 26 weeks ended July 31, 2021, the Company transferred pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company. The Company transferred $256 million of Pension Plan assets to the insurance company, thereby reducing its Pension Plan benefit obligations. The transaction had no cash impact on the Company but required a remeasurement of the Pension Plan’s funded status, resulting in the recognition of a non-cash settlement charge of $81 million.

In connection with the Company's defined benefit plans, for the 13 and 26 weeks ended August 1, 2020, the Company incurred a non-cash settlement charge of $38 million. This charge relates to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and is the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7.	Fair Value Measurements

The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

Level 1: Quoted prices in active markets for identical assets

Level 2: Significant observable inputs for the assets

Level 3: Significant unobservable inputs for the assets

	July 31, 2021				August 1, 2020
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$46	$39	$7	$—	$143	$32	$111	$—

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

The following table shows the estimated fair value of the Company's long-term debt:

	July 31, 2021			August 1, 2020
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,296	$3,295	$3,298	$4,903	$4,851	$4,050

Nonfinancial Assets

The Company reviews the carrying amount of goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.  For the Company's annual impairment assessment as of the end of fiscal May 2021, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and therefore goodwill and intangible assets with indefinite lives were not impaired.

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2021" and "second quarter of 2020" are to the Company's 13-week fiscal periods ended July 31, 2021 and August 1, 2020, respectively. References to "2021"and "2020" are to the Company’s 26-week fiscal periods ended July 31, 2021 and August 1, 2020, respectively.

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

COVID-19 Update

As the COVID-19 pandemic continues through fiscal 2021, the Company continues to prioritize health and safety measures in its stores and facilities to protect the well-being of its customers and colleagues, while also focusing on prudent cash management, maintaining strong liquidity and executing its strategic initiatives.  The Company continuously monitors the ongoing impacts of COVID-19, including the outbreaks of any variant strains, as well as the evolving federal, state and local ordinances and health guidelines related to the mitigation of transmission risk associated with the pandemic.  The Company has taken, and continues to take, numerous steps to promote health and safety at its stores and facilities, including following federal, state and local guidelines regarding the use of masks, supporting vaccination efforts, maintaining increased safety equipment in stores, offering contactless shopping opportunities, providing company-supplied personal protection equipment and wellness checks for colleagues, continuing enhanced cleaning throughout our various locations and continuing to offer remote work plans for certain colleagues.

Although the Company has experienced strong recovery in operating results during fiscal 2021 as compared to fiscal 2020, the Company continues to monitor the impact of COVID-19 on the macro economy as well as on the Company’s and its vendor partners’ operations. The full impact of the pandemic will continue to depend on future developments, including the continued spread and duration of the pandemic, the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments or vaccines as well as any related federal, state or local governmental orders or restrictions. In addition, numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company, including the timing and extent of any recovery in consumer traffic and spending, potential delays, interruptions and disruptions in the Company’s supply chain, maintenance of temporary government stimulus programs, labor shortages and intense competition for talent, all of which are highly uncertain and cannot be predicted.  Further discussion of the risks and uncertainties posed by the COVID-19 pandemic are disclosed in “Risk Factors” under Part I Item 1A of the Company’s 2020 Form 10-K.

Quarterly Overview

During the second quarter of 2021, the Company continued to build on the momentum of the first quarter of 2021 and exceeded its expectations from both a sales and profit standpoint. The profitable second quarter results were driven by strong consumer behavior, disciplined cost and inventory management, and the continued execution of the Company’s Polaris strategy, including investments in its digital platforms.

In evaluating the performance of the second quarter of 2021, the Company considered its results against the second quarter of 2020 as well as the second quarter of 2019 given the impact of the pandemic and the closure of the Company’s stores during the first and second quarters of 2020.  Certain financial highlights are as follows:

•

Comparable sales were up 61.2% on an owned basis; and up 62.2% on an owned plus licensed basis compared to the second quarter of 2020.  Compared to the second quarter of 2019, comparable sales were up 5.8% on an owned basis and up 5.9% on an owned plus licensed basis.

•

Digital sales declined 6% versus the second quarter of 2020 and grew 45% versus the second quarter of 2019. Digital penetration was at 32% of net sales for the second quarter of 2021, a 22-percentage point decline from the second quarter of 2020 and a 10-percentage point increase from the second quarter of 2019.

•

Gross margin was 40.6%, compared to 23.6% in the second quarter of 2020, representing an improvement of approximately 17 percentage points. Compared to the second quarter of 2019, gross margin was up 180 basis points.

MACY'S, INC.

•	Net credit card revenues were $197 million, up $29 million from the second quarter of 2020, and up $21 million from the second quarter of 2019.
•

Selling, general and administrative ("SG&A") expense was $1.9 billion, up $500 million from the second quarter of 2020. Compared to the second quarter of 2019, SG&A expense was down $279 million, or approximately 13%.  SG&A expense as a percent of sales was 33.6%, down from 39.2% in the second quarter of 2020 and 570 basis points lower than the second quarter of 2019.

•

Net income was $345 million and 6.1% of net sales in the second quarter of 2021, compared to a net loss of $431 million and (12.1)% of net sales in the second quarter of 2020 and net income of $86 million and 1.6% of net sales in the second quarter of 2019.  Net income adjusted for impairment, restructuring and other costs, settlement charges, losses on early retirement of debt and financing costs, improved from a loss of $251 million in the second quarter of 2020 to net income of $411 million for the second quarter of 2021. This compares to adjusted net income of $88 million in the second quarter of 2019.

•

The second quarter of 2021 had positive earnings before interest, taxes, depreciation and amortization ("EBITDA") of $753 million compared to negative EBITDA of $422 million during the second quarter of 2020.  EBITDA was $400 million for the second quarter of 2019.  On an adjusted basis, EBITDA was $836 million and 14.8% of net sales, a loss of $142 million and (4.0%) of net sales, and $402 million and 7.3% of net sales for the second quarters of 2021, 2020, and 2019, respectively.

•

Diluted earnings per share and adjusted diluted earnings per share were $1.08 and $1.29, respectively, during the second quarter of 2021. This compares to a diluted loss per share and adjusted diluted loss per share of $1.39 and $0.81, respectively, for the second quarter of 2020, and both diluted earnings per share and adjusted diluted earnings per share of $0.28 for the second quarter of 2019.

•	Inventory was up 20% from the second quarter of 2020 and down 14.5% from the second quarter of 2019.
•

The Company ended the second quarter of 2021 in a strong liquidity position with approximately $2.1 billion in cash and full borrowing capacity under its asset-based credit facility. The liquidity position allowed the Company to execute on its two priorities of investing in profitable growth, while de-levering the balance sheet. These actions included a voluntary full redemption of $1.3 billion aggregate principal amount of the Company’s Senior Secured Notes on August 17, 2021, prior to their 2025 maturity date. In addition, this strong cash position will also allow the Company to return capital to shareholders through the following actions approved by the Company’s Board of Directors on August 18, 2021:

o

Reinstatement of a regular quarterly dividend at 15 cents per share on Macy's, Inc.’s common stock. The dividend is payable on October 1, 2021 to shareholders of record at the close of business on September 15, 2021.

o	Authorization of a $500 million share repurchase program.

During the second quarter of 2021, the Company continued to execute its Polaris strategy and these actions impacted its operating results for the period, notably:

•

Win With Fashion and Style: By offering a wide assortment of categories, products and brands from off-price to luxury, the Company was able to reach a broad and diverse range of customers. In merchandise, strengths continued in pandemic-driven products such as fragrance, fine jewelry and textiles, but the Company also saw dormant categories improve their performance trend compared to the first quarter of 2021, notably dresses and other occasion-based apparel, denim and luggage.  The Company has added hundreds of new brands and categories over the past year and its flexibility in inventories has enabled the Company to respond to new customer demands in emerging categories. Most notably, during the second quarter the Company launched And Now This, a new private brand targeted for the fashion-forward, contemporary under-40 shopper demographic and on August 19, 2021, announced an exclusive omnichannel partnership with Toys ‘R’ Us to expand its toy business.

•

Deliver Clear Value: The Company has leveraged data analytics tools to most efficiently plan, place and price inventory, including improving and expanding location-level pricing and strategically shifting its markdown cadence.  With these actions, higher full price sell-throughs and lower clearance markdowns are being achieved.  Along with advancing data-led capabilities in inventory planning and merchant execution, these collective activities resulted in higher average unit retail prices and gross margin performance as well as faster inventory turnover.

MACY'S, INC.

•

Excel in Digital Shopping:  The Company continued to improve its digital offerings during the second quarter of 2021 and recognized the benefits from specific actions taken in the first quarter of 2021 to attract customers with an under-40 demographic, including the launch of a contemporary sitelet within macys.com.  During the second quarter of 2021, the Company upgraded its search function to Google Cloud, utilizing artificial intelligence and machine learning to improve the customer experience by providing advanced product recommendations real-time. These actions are expected to help customers discover what they need or inspire them to expand their current shopping habits.

•

Enhance Store Experience:  Store sales continued to improve throughout the quarter and as compared to the first quarter of 2021, with a sequential improvement in comparable store sales from the first quarter of approximately 18 percentage points compared to the second quarter of 2019.  By maintaining leaner inventory levels, the Company’s stores have improved their layouts for easier navigation and to provide customers a more streamlined shopping experience. Continuing a physical expression of its contemporary sitelet, the Company is launching a contemporary boutique in 160 stores, specifically targeted at the under-40 demographic.

•

Modernize Supply Chain:  The Company has continued to update its supply chain infrastructure and network, while leveraging improved data and analytics capabilities in fulfillment strategies to meet customers' desire for speed and convenience and improving inventory placement.  The Company is navigating supply chain disruptions by adjusting freight strategies and working closely with brand partners to prioritize product.

•

Enable Transformation: The Company has continued to modernize its technology foundations to increase agility in reacting to customers and the market regardless of the channel in which customers interact.  These activities are coupled with others to build out data science and analytics capabilities with a focus on areas to provide competitive differentiation.

The Company saw Platinum, Gold and Silver Star Rewards customers continue to re-engage with the Macy’s brand during the second quarter of 2021, with the average customer spend up 15% compared to the second quarter of 2019 and a five percentage point improvement from the first quarter of 2021.  The Company’s Bronze Star Rewards tier, its youngest and most diverse loyalty tier, continued to grow by adding approximately 2.0 million members during the quarter.  During the second quarter of 2021, the Company acquired approximately 5 million new Macy’s customers, of which approximately 41% occurred through Macy’s digital channel.

MACY'S, INC.

Results of Operations

The Company’s operations during the second quarter of 2020 were significantly impacted by the closure of its stores due to the COVID-19 pandemic.  The Company’s performance during the second quarter of 2021 showed significant improvement over the results of the prior year period as it continued to recover from the pandemic.

Comparison of the Second Quarter of 2021 and the Second Quarter of 2020

	Second Quarter of 2021		Second Quarter of 2020
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,647		$3,559
Credit card revenues, net	197	3.5%	168	4.7%

Cost of sales	(3,353)	(59.4)%	(2,718)	(76.4)%
Selling, general and administrative expenses	(1,898)	(33.6)%	(1,398)	(39.2)%
Gains on sale of real estate	6	0.1%	—	0.0%
Impairment, restructuring and other costs	(2)	(0.0)%	(242)	(6.8)%
Operating income (loss)	597	10.6%	(631)	(17.7)%
Benefit plan income, net	17		12
Settlement charges	(81)		(38)
Losses on early retirement of debt	(3)		—
Interest expense, net	(80)		(69)
Financing costs	—		(3)
Income (loss) before income taxes	450		(729)
Federal, state and local income tax benefit (expense)	(105)		298
Net income (loss)	$345		$(431)

Diluted earnings (loss) per share	$1.08		$(1.39)

Supplemental Financial Measure
Gross margin (a)	$2,294	40.6%	$841	23.6%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$1.29		$(0.81)

(a)	Gross margin is defined as net sales less cost of sales.

Net Sales

Net sales for the second quarter of 2021 increased $2.1 billion, or 58.7%, compared to the second quarter of 2020.  The Company’s second quarter of 2021 sales showed recovery across all three brands - Macy's, Bloomingdale's and bluemercury.  Digital sales during the second quarter of 2021 decreased 6% compared to the second quarter of 2020 and accounted for approximately 32% of net sales. The Company experienced strength across nearly all of its major merchandise categories driven by continued consumer strength, growth in the Company’s digital channel and continued recovery of its stores.

Credit Card Revenues, Net

Net credit card revenues were $197 million in the second quarter of 2021, an increase of $29 million, or 17.3%, compared to $168 million recognized in the second quarter of 2020. This increase was driven by improvement in the credit card portfolio's delinquency rates and bad debt and an increase in proprietary credit card sales penetration, up approximately 60 basis points, at 41.4% in the second quarter of 2021 compared to 40.8% in the second quarter of 2020.

MACY'S, INC.

Gross Margin

Gross margin was 40.6% in the second quarter of 2021 compared to 23.6% in the second quarter of 2020.  The increase in the gross margin rate in the second quarter of 2021 compared to the second quarter of 2020 was driven primarily by continued recovery of its stores, inventory productivity and the continued execution of the Polaris strategy, including pricing science initiatives such as location level pricing and point-of-sale promotion testing.

Selling, General and Administrative Expense

SG&A expense for the second quarter of 2021 increased $500 million from the second quarter of 2020 but decreased as a percentage of net sales by 560 basis points. The increase in SG&A expense dollars corresponds with higher net sales but the improvement in the SG&A expense rate reflects the expense management strategies implemented by the Company in response to the COVID-19 pandemic, execution against the Polaris strategy and a tight labor market.

Impairment, Restructuring and Other Costs

During the second quarter of 2021, the Company incurred impairment, restructuring and other costs totaling $2 million, primarily related to impairment of fixed assets. During the second quarter of 2020, the Company recognized expense of $242 million primarily related to restructuring and other costs, including severance of $154 million associated with the reduction in force in response to the COVID-19 pandemic.

Settlement Charges

During the second quarter of 2021, the Company recognized a non-cash settlement charge of $81 million associated with the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company.

During the second quarter of 2020, the Company recognized expense of $38 million related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.

Interest Expense, Net

Net interest expense, excluding losses on early retirement of debt and financing costs, was $80 million during the second quarter of 2021, compared to $69 million during the second quarter of 2020.  The increase was primarily driven by interest paid with respect to the $1,300 million of secured notes issued in June 2020.

Effective Tax Rate

The Company’s effective tax rate was 23.3% for the second quarter of 2021, which is slightly higher as compared to the federal income statutory tax rate of 21% driven primarily by the impact of state and local taxes.

The Company’s effective tax rate of 40.9% on the pretax loss for the second quarter of 2020 reflects the impact of the carryback of net operating losses as permitted under the CARES Act.

Diluted Earnings (Loss) Per Share

Diluted earnings per share were $1.08 for the second quarter of 2021 compared to a diluted loss per share of $1.39 for the second quarter of 2020, reflecting higher net income as a result of the continued recovery from the impact of the COVID-19 pandemic.

MACY'S, INC.

Comparison of the 26 Weeks Ended July 31, 2021 and August 1, 2020

	2021		2020
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$10,353		$6,576
Credit card revenues, net	356	3.4%	299	4.5%

Cost of sales	(6,242)	(60.3)%	(5,219)	(79.4)%
Selling, general and administrative expenses	(3,646)	(35.2)%	(2,995)	(45.4)%
Gains on sale of real estate	12	0.1%	16	0.2%
Impairment, restructuring and other costs	(21)	(0.2)%	(3,426)	(52.1)%
Operating income (loss)	812	7.8%	(4,749)	(72.2)%
Benefit plan income, net	32		21
Settlement charges	(81)		(38)
Losses on early retirement of debt	(14)		—
Interest expense, net	(159)		(117)
Financing costs	—		(3)
Income (loss) before income taxes	590		(4,886)
Federal, state and local income tax benefit (expense)	(142)		874
Net income (loss)	$448		$(4,012)

Diluted earnings (loss) per share	$1.41		$(12.91)

Supplemental Financial Measure
Gross margin (a)	$4,111	39.7%	$1,357	20.6%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$1.68		$(2.83)

(a)	Gross margin is defined as net sales less cost of sales.

Net Sales

Net sales for 2021 increased $3.8 billion, or 57.4%, compared to 2020.  The Company’s 2021 sales showed recovery across all three brands - Macy's, Bloomingdale's and bluemercury.  Digital sales during 2021 improved 11% compared to 2020 and accounted for approximately 34% of net sales. The Company experienced strength across nearly all of its major merchandise categories driven by continued customer strength, the continued recovery of its stores as well as continued growth in its digital channel.

Credit Card Revenues, Net

Net credit card revenues were $356 million in 2021, an increase of $57 million, or 19.1%, compared to 2020. This increase was driven by improvement in the credit card portfolio's delinquency rates and bad debt, partially offset by a decrease in proprietary credit card sales penetration, down approximately 160 basis points, at 41.7% in 2021 compared to 43.3% in 2020.

Gross Margin

Gross margin was 39.7% in 2021 compared to 20.6% in 2020.  The increase in the gross margin rate in 2021 compared to 2020 was driven primarily by continued recovery of its stores, inventory productivity and the execution of the Polaris strategy.  Due to the impact of COVID-19 and store closures, the first quarter of 2020 included an approximate $300 million inventory write-down from markdowns on fashion merchandise.

Selling, General and Administrative Expense

SG&A expense for 2021 increased $651 million from 2020 but decreased as a percentage of net sales by 10.2 percentage points. The increase in SG&A expense dollars corresponds with higher net sales but the improvement in the SG&A expense rate reflects the expense management strategies implemented by the Company in response to the COVID-19 pandemic as well as execution against the Polaris strategy and a tight labor market.

MACY'S, INC.

Impairment, Restructuring and Other Costs

During the 26 weeks ended July 31, 2021, the Company incurred impairment, restructuring and other costs totaling $21 million, primarily related to capitalized software assets.

During the 26 weeks ended August 1, 2020, the Company recognized expense of $3,426 million primarily as a result of the COVID-19 pandemic, including non-cash impairment charges totaling $3,164 million the majority of which consisted of:

•	$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy's reporting unit and $98 million attributable to the Bluemercury reporting unit.

•	$80 million of impairments on long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

Additionally, the Company recognized $194 million related to restructuring and other costs, including severance of $154 million associated with the reduction in force in response to the COVID-19 pandemic.

Settlement Charges

During the 26 weeks ended July 31, 2021, the Company recognized a non-cash settlement charge of $81 million associated with the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company.

During the 26 weeks ended August 1, 2020, the Company recognized expense of $38 million related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.

Interest Expense, Net

Net interest expense, excluding losses on early retirement of debt and financing costs, was $159 million during 2021, compared to $117 million during 2020.  The increase is primarily driven by interest paid with respect to the $1,300 million of secured notes issued in June 2020.

Effective Tax Rate

The Company’s effective tax rate was 24.1% for 2021, which is slightly higher as compared to the federal income statutory tax rate of 21% driven primarily by the impact of state and local taxes.

The Company’s effective tax rate of 17.9% on the pretax loss for 2020 reflects the impact of net operating losses as permitted under the CARES Act offset by the impact of the non-tax deductible component of the goodwill impairment charge and additional income tax expense associated with the deferred tax remeasurement recognized during the first quarter of 2020. Additionally, the effective tax rate for 2020 was favorably impacted by the settlement or expiration of certain tax matters.

Diluted Earnings (Loss) Per Share

Diluted earnings per share were $1.41 for 2021 compared to a diluted loss per share of $12.91 for 2020, reflecting higher net income as a result of the continued recovery from the impact of the COVID-19 pandemic as well as the goodwill impairment charge recognized in 2020.

MACY'S, INC.

Cash Flow, Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the asset-based credit facility described below.

The COVID-19 outbreak and related store closure in 2020 negatively impacted the Company’s liquidity in 2020.  The Company proactively took steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, suspension of the Company's quarterly dividend and executing additional financing transactions during the second quarter of 2020. During 2021, the Company has seen significant improvement in its operations and combined with its strong liquidity position as of July 31, 2021, estimates that it has sufficient cash on hand and other capital resources to cover the Company's reasonably foreseeable working capital, capital expenditure and debt service and other cash requirements in both the near term and over the longer term. However, the continued uncertainty associated with the COVID-19 pandemic could have a significant impact on the Company’s cash flow and liquidity and further actions may be required to improve the Company’s cash position.

Operating Activities

Net cash provided by operating activities in 2021 was $965 million, compared to net cash used by operating activities of $7 million for 2020. The increase in operating cash flows period over period is due to significant improvement in the Company’s EBITDA, offset slightly by net working capital changes, primarily driven by changes in merchandise inventories.

Investing Activities

Net cash used by investing activities was $144 million for 2021, compared to $272 million for 2020. The decrease period over period is primarily due to a reduction in capital spending compared to 2020 as a result of the Company's updated plan for capital expenditures in response to the COVID-19 pandemic and alignment with its Polaris strategy, as well as the sale of certain asset backed investments.

Financing Activities

Net cash used by financing activities was $360 million for 2021, driven by a decrease in outstanding checks. Net cash provided by financing activities was $950 million for 2020, driven by the issuance of $2,780 million related to a $1,500 million draw on the Company’s revolving credit agreement and issuance of $1,300 million aggregate principal amount of 8.375% Senior Secured Notes due 2025 (the “2025 Notes”), partially offset by the repayment of the $1,500 million of credit agreement draw. 2020 also included $117 million of cash dividends paid, while no dividends have been paid in 2021. See below for further discussion of the Company’s financing activities during 2021.

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

On March 17, 2021, the Company completed a tender offer in which $500 million of senior notes and debentures were tendered for early settlement and purchased by MRH on March 17, 2021. The purchased senior notes and debentures included $156 million of 3.875% senior notes due 2022, $136 million of 2.875% senior notes due 2023, $49 million of 4.375% senior notes due 2023, $150 million of 3.625% senior notes due 2024, $5 million of 6.65% senior debentures due 2024, and $4 million of 7.6% senior debentures due 2025. The total cash cost for the tender offer was $17 million with the remainder funded through the net proceeds from the Notes Offering discussed above. The Company recognized $11 million of losses associated with this early retirement of debt on the Consolidated Statements of Operation during 2021.

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

MACY'S, INC.

The ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) 90% of the net orderly liquidation percentage of eligible inventory, minus (b) customary reserves. Amounts borrowed under the ABL Credit Facility are subject to interest at a rate per annum equal to, at the Company’s option, either (a) adjusted LIBOR plus a margin of 2.25% to 2.50% or (b) a base rate plus a margin of 1.25% to 1.50%, in each case depending on revolving line utilization. The ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments, cash hoarding, and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.

The ABL Credit Facility also requires (1) the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any fiscal quarter on or after April 30, 2021 if (a) certain events of default have occurred and are continuing or (b) Availability plus Suppressed Availability (each as defined in the ABL Credit Facility) is less than the greater of (x) 10% of the Loan Cap (as defined in the ABL Credit Facility) and (y) $250 million, in each case, as of the end of such fiscal quarter and (2) prior to April 30, 2021, that the Company not permit Availability plus Suppressed Availability to be lower than the greater of (x) 10% of the Loan Cap and (y) $250 million.  As of July 31, 2021, no such events had occurred triggering such requirement.

As of July 31, 2021, the Company had $136 million of standby letters of credit outstanding under the ABL Credit Facility, which reduces the available borrowing capacity. The borrowing capacity of the ABL Credit Facility was $2,457 million and the Company had no borrowings outstanding under the ABL Credit Facility as of July 31, 2021.

Credit Ratings

As of July 31, 2021, the Company’s credit rating and outlook were as described in the table below.

	Moody's	Standard & Poor's	Fitch
Long-term debt	Ba3	B+	BB
Outlook	Negative	Positive	Negative

Subsequent to July 31, 2021, Moody’s upgraded the Company’s long-term debt rating to Ba2 and the outlook to stable, Standard & Poor’s upgraded the Company’s long-term debt rating to BB-, and Fitch upgraded the Company’s long-term debt rating to BB+ and the outlook to stable.

Subsequent Event Financing Activities

On August 17, 2021, subsequent to the end of the second quarter of 2021, Macy’s Inc. redeemed the entire outstanding $1.3 billion aggregate principal amount of the 2025 Notes. The redemption price was equal to 100% of the principal amount of the 2025 notes, plus accrued and unpaid interest of $19 million, plus the applicable premium due to holders of the 2025 Notes in connection with an early redemption of $138 million, plus unamortized deferred debt costs of $47 million. The total pre-tax charge of $185 million was recorded in the 13 weeks ended October 30, 2021, and the $1.3 billion of 2025 Notes were classified as short-term debt as of July 31, 2021.

On August 19, 2021, the Company announced that it is reinstating its regular quarterly dividend.  The Board of Directors declared a regular quarterly dividend of $0.15 per share on the Company’s common stock, payable October 1, 2021, to shareholders of record at the close of business on September 15, 2021. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions. On August 19, 2021, the Company also announced that its Board of Directors authorized a share repurchase program for up to $500 million of Macy’s, Inc. common stock.  Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.  The share repurchase program has no expiration date.

Contractual Obligations

As of July 31, 2021, other than the financing transactions discussed above and in Note 5 to the accompanying Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 30, 2021, as reported in the Company’s 2020 Form 10-K.

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

Guarantor Summarized Financial Information

The Company had $3,229 million and $3,246 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the “Unsecured Notes”) outstanding as of July 31, 2021 and January 30, 2021, respectively, with maturities ranging from 2022 to 2043. The Unsecured Notes constitute debt obligations of MRH ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent.  The Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior unsecured obligations, senior to any of the Company’s future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company’s subsidiaries that do not guarantee the Unsecured Notes.  Holders of the Company’s secured indebtedness, including the Notes and any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer’s and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The following tables include combined financial information of the Obligor Group.  Investments in non-Guarantor subsidiaries of $6,717 million and $6,126 million as of July 31, 2021 and January 30, 2021, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $531 million and $959 million for the 13-weeks and 26-weeks ended July 31, 2021, respectively, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheets

	July 31, 2021	January 30, 2021
	(in millions)
ASSETS
Current Assets	$1,812	$1,297
Noncurrent Assets	6,969	7,491

LIABILITIES
Current Liabilities	$1,948	$2,216
Noncurrent Liabilities (a)	10,404	10,145
(a)	Includes net amounts due to non-Guarantor subsidiaries of $2,945 million and $2,702 million as of July 31, 2021 and January 30, 2021, respectively.

MACY'S, INC.

Summarized Statement of Operations

	13 Weeks Ended July 31, 2021	26 Weeks Ended July 31, 2021
	(in millions)
Net Sales	$228	$385
Consignment commission income (a)	911	1,624
Cost of sales	(96)	(205)
Operating loss	(244)	(495)
Loss before income taxes (b)	(191)	(323)
Net loss	4	(106)
(a)	Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.

(b)	Includes $190 million and $405 million of dividend income from non-Guarantor subsidiaries for the 13 and 26 weeks ended July 31, 2021, respectively.

Outlook and Recent Developments

The COVID-19 pandemic may have a material impact on the Company’s financial condition, results of operations and cash flows from operations in future periods. The extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance depends on future developments outside of the Company's control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread.  On August 19, 2021, the Company disclosed, in connection with its second quarter of 2021 earnings release, its updated estimates of performance expectations for fiscal 2021, which have been revised from the performance expectations disclosed on May 18, 2021.  The revisions are due to the Company’s performance for the second quarter of 2021, combined with the faster than anticipated economic recovery from the COVID-19 pandemic.

•

Net sales are expected to be between $23,550 million and $23,950 million, an increase between 36% to 38% compared to fiscal 2020.  Annual digital sales are estimated to be between $8,350 million and $8,450 million.

•	Net credit card revenues are expected to be approximately 3.1% of net sales.
•	Gross margin as a percentage of net sales is expected to increase by up to 9 percentage points from 2020.
•	SG&A expense as a percentage of net sales is expected to improve up to 250 basis points compared to 2019 levels.
•	Benefit plan income is expected to be approximately $65 million.
•	Earnings before interest, taxes, depreciation and amortization, excluding the impact of certain items, are expected to be approximately 11% to 11.5% of net sales.
•	Net interest expense is expected to be approximately $270 million.
•	The effective tax rate, excluding the impact of certain items, is expected to be approximately 24%.
•	Adjusted diluted earnings per share are expected to be between $3.41 and $3.75.

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

MACY'S, INC.

The Company does not provide reconciliations of the forward-looking non-GAAP measures of adjusted EBITDA, adjusted diluted earnings per share and the adjusted effective tax rate to the most directly comparable forward-looking GAAP measures because the timing and amount of excluded items are unreasonably difficult to fully and accurately estimate. For the same reasons, the Company is unable to address the probable significance of the unavailable information, which could be material to future results.

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

Changes in Comparable Sales

	Comparable Sales vs. 13 Weeks Ended	Comparable Sales vs. 13 Weeks Ended
	August 1, 2020	August 3, 2019
Increase in comparable sales on an owned basis (Note 1)	61.2%	5.8%
Comparable sales growth impact of departments licensed to third parties (Note 2)	1.0%	0.1%
Increase in comparable sales on an owned plus licensed basis	62.2%	5.9%

	Comparable Sales vs. 26 Weeks Ended	Comparable Sales vs. 26 Weeks Ended
	August 1, 2020	August 3, 2019
Increase (decrease) in comparable sales on an owned basis (Note 1)	61.8%	(2.4)%
Comparable sales growth impact of departments licensed to third parties (Note 2)	1.2%	0.3%
Increase (decrease) in comparable sales on an owned plus licensed basis	63.0%	(2.1)%

Notes:

(1)

Represents the period-to-period percentage change in net sales from stores in operation during the 13 and 26 weeks ended July 31, 2021 and the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, respectively. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties.  Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. No stores have been excluded as a result of the COVID-19 pandemic. Definitions and calculations of comparable sales may differ among companies in the retail industry.

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

MACY'S, INC.

Adjusted EBITDA as a Percent to Net Sales

The following is a tabular reconciliation of the non-GAAP financial measures EBITDA, as adjusted to exclude certain items (“Adjusted EBITDA”), as a percent to net sales to GAAP net income as a percent to net sales, which the Company believes to be the most directly comparable GAAP financial measure.

	13 Weeks Ended July 31, 2021	13 Weeks Ended August 1, 2020	13 Weeks Ended August 3, 2019
	(millions, except percentages)
Net sales	$5,647	$3,559	$5,546

Net income (loss)	$345	$(431)	$86

Net income (loss) as a percent to net sales	6.1%	(12.1)%	1.6%

Net income (loss)	$345	$(431)	$86
Interest expense - net	80	69	47
Losses on early retirement of debt	3	—	—
Financing costs	—	3	—
Federal, state and local income tax expense (benefit)	105	(298)	30
Depreciation and amortization	220	235	237
EBITDA	$753	$(422)	$400
Impairment, restructuring and other costs	2	242	2
Settlement charges	81	38	—
Adjusted EBITDA	$836	$(142)	$402
Adjusted EBITDA as a percent to net sales	14.8%	(4.0)%	7.2%

	26 Weeks Ended July 31, 2021	26 Weeks Ended August 1, 2020	26 Weeks Ended August 3, 2019
	(millions, except percentages)
Net sales	$10,353	$6,576	$11,050

Net income (loss)	$448	$(4,012)	$223

Net income (loss) as a percent to net sales	4.3%	(61.0)%	2.0%

Net income (loss)	$448	$(4,012)	$223
Interest expense - net	159	117	94
Losses on early retirement of debt	14	—	—
Financing costs	—	3	—
Federal, state and local income tax expense (benefit)	142	(874)	57
Depreciation and amortization	444	472	472
EBITDA	$1,207	$(4,294)	$846
Impairment, restructuring and other costs	21	3,426	3
Settlement charges	81	38	—
Adjusted EBITDA	$1,309	$(830)	$849
Adjusted EBITDA as a percent to net sales	12.6%	(12.6)%	7.7%

MACY'S, INC.

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share

The following is a tabular reconciliation of the non-GAAP financial measures of net income (loss) and diluted earnings (loss) per share, excluding certain items identified below, to GAAP net income (loss) and diluted earnings (loss) per share, which the Company believes to be the most directly comparable GAAP measures.

	Second Quarter of 2021		Second Quarter of 2020		Second Quarter of 2019
	Net Income	Diluted Earnings Per Share	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$345	$1.08	$(431)	$(1.39)	$86	$0.28
Impairment, restructuring and other costs	2	0.01	242	0.78	2	—
Settlement charges	81	0.25	38	0.12
Losses on early retirement of debt	3	0.01	—	—	—	—
Financing costs	—	—	3	0.01	—	—
Income tax impact of certain items noted above	(20)	(0.06)	(103)	(0.33)	—	—
As adjusted to exclude certain items above	$411	$1.29	$(251)	$(0.81)	$88	$0.28

	2021		2020		2019
	Net Income	Diluted Earnings (Loss) Per Share	Net Income (Loss)	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$448	$1.41	$(4,012)	$(12.91)	$223	$0.71
Impairment, restructuring and other costs	21	0.07	3,426	11.02	3	0.01
Settlement charges	81	0.25	38	0.12	—	—
Losses on early retirement of debt	14	0.04	—	—	—	—
Financing costs	—	—	3	0	—	—
Income tax impact of certain items noted above	(27)	(0.09)	(336)	(1.07)	(1)	—
As adjusted to exclude certain items above	$537	$1.68	$(881)	$(2.83)	$225	$0.72

New Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

MACY'S, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2020 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 10-K.

Item 4.	Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of July 31, 2021, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of July 31, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Retail Hazardous Waste Matter. As previously reported, the District Attorneys for ten counties in California and the City of Los Angeles are investigating alleged non-compliance with laws and regulations enacted or adopted regulating the storage, transportation and disposal of hazardous waste in California at Macy’s stores and distribution centers. The Company is cooperating with the offices and agencies involved, which are focused on disposal and return of cosmetic products, and is committed to adopting policies and procedures as may be appropriate depending on the outcome of its investigation into this matter. No administrative or judicial proceedings have been initiated. In October 2020 the District Attorneys made an initial settlement demand to the Company that included a monetary penalty, reimbursement of investigation costs and injunctive relief and in July 2021, the District Attorneys updated their settlement demand. Settlement discussions are ongoing. It is possible that the Company will pay penalties between $1,000,000 and $2,000,000 in connection with this matter and have adjusted our reserve against potential loss to reflect the most recent settlement demand. Although we are currently unable to predict the outcome of this matter or the amount or range of any possible loss, we do not believe the resolution of this matter will have a material adverse impact on our consolidated results of operations, financial condition or cash flows.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2020 Form 10-K and Part II, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2021.

The risk factor “We depend on our ability to attract, train, develop and retain quality employees” is deleted and replaced as follows:

We depend on our ability to attract, train, develop and retain quality employees

Our business is dependent upon attracting, training, developing and retaining quality employees. Macy's, Inc. has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. Our ability to meet labor needs while controlling costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. Low unemployment, labor shortages, an intense competition for talent and a competitive wage environment have impacted our ability to attract and recruit talent. In addition, the continued uncertainties surrounding COVID-19, including changing national and local regulations related to protective measures to mitigate its spread, could cause the Company to incur additional unexpected labor costs and other expenses or impact the Company’s ability to attract, recruit or retain employees needed for its operations.

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

MACY'S, INC.

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

•	duties, taxes, other charges and quotas on imports; and
•	the amount and timing of future dividends and share repurchases.

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

MACY'S, INC.

Item 6.	Exhibits.

4.1	Fourth Supplemental Indenture to 1991 Indenture dated as of June 30, 2021 by and among Macy’s Retail Holdings, LLC, Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1	Macy’s, Inc. 2021 Equity and Incentive Compensation Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2021)*

22	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, filed on September 3, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: September 3, 2021