Form 10-Q
period 2021-10-30
Macy's, Inc.
filed 2021-12-07
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 27, 2021
Common Stock, $.01 par value per share	299,269,416 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$5,440	$3,990	$15,794	$10,566
Credit card revenues, net	213	195	568	494

Cost of sales	(3,207)	(2,569)	(9,449)	(7,788)
Selling, general and administrative expenses	(1,973)	(1,726)	(5,618)	(4,723)
Gains on sale of real estate	50	3	61	20
Impairment, restructuring and other costs	—	(20)	(21)	(3,445)
Operating income (loss)	523	(127)	1,335	(4,876)
Benefit plan income, net	17	16	49	37
Settlement charges	(8)	(26)	(90)	(65)
Interest expense	(53)	(80)	(212)	(199)
Losses on early retirement of debt	(185)	—	(199)	—
Financing costs	—	—	—	(4)
Interest income	—	—	1	3
Income (loss) before income taxes	294	(217)	884	(5,104)
Federal, state and local income tax benefit (expense)	(55)	126	(197)	1,000
Net income (loss)	$239	$(91)	$687	$(4,104)
Basic earnings (loss) per share	$0.78	$(0.29)	$2.21	$(13.20)
Diluted earnings (loss) per share	$0.76	$(0.29)	$2.17	$(13.20)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$239	$(91)	$687	$(4,104)
Other comprehensive income (loss):
Actuarial gain (loss) on post employment and postretirement benefit plans, before tax	(9)	(36)	53	(17)
Reclassifications to net income (loss):
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income (loss), before tax	7	13	27	36
Settlement charges, before tax	8	26	90	65
Tax effect related to items of other comprehensive income	(2)	(1)	(43)	(21)
Total other comprehensive income, net of tax effect	4	2	127	63
Comprehensive income (loss)	$243	$(89)	$814	$(4,041)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)

	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$316	$1,679	$1,551
Receivables	212	276	185
Merchandise inventories	6,141	3,774	5,144
Prepaid expenses and other current assets	922	455	477
Total Current Assets	7,591	6,184	7,357
Property and Equipment - net of accumulated depreciation and amortization of $4,826, $4,400 and $4,816	5,600	5,940	6,122
Right of Use Assets	2,808	2,878	3,028
Goodwill	828	828	828
Other Intangible Assets – net	435	437	437
Other Assets	1,017	1,439	1,442
Total Assets	$18,279	$17,706	$19,214
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$140	$452	$536
Merchandise accounts payable	3,796	1,978	3,267
Accounts payable and accrued liabilities	2,735	2,927	2,848
Total Current Liabilities	6,671	5,357	6,651
Long-Term Debt	3,295	4,407	4,852
Long-Term Lease Liabilities	3,090	3,185	3,266
Deferred Income Taxes	970	908	917
Other Liabilities	1,245	1,296	1,285
Shareholders' Equity	3,008	2,553	2,243
Total Liabilities and Shareholders’ Equity	$18,279	$17,706	$19,214

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 30, 2021	$3	$571	$3,928	$(1,161)	$(788)	$2,553
Net income			103			103
Other comprehensive income					8	8
Stock-based compensation expense		11				11
Stock issued under stock plans		(24)		24		—
Balance at May 1, 2021	3	558	4,031	(1,137)	(780)	2,675
Net income			345			345
Other comprehensive income					115	115
Stock-based compensation expense		11				11
Stock issued under stock plans		(71)		71		—
Balance at July 31, 2021	3	498	4,376	(1,066)	(665)	3,146
Net income			239			239
Other comprehensive income					4	4
Common stock dividends ($0.30 per share)			(92)			(92)
Stock repurchases				(300)		(300)
Stock-based compensation expense		11				11
Stock issued under stock plans		(2)		2		—
Balance at October 30, 2021	$3	$507	$4,523	$(1,364)	$(661)	$3,008

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

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	39 Weeks Ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net income (loss)	$687	$(4,104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment, restructuring and other costs	21	3,445
Settlement charges	90	65
Depreciation and amortization	668	722
Stock-based compensation expense	32	21
Gains on sale of real estate	(61)	(20)
Benefit plans	27	36
Amortization of financing costs and premium on acquired debt	66	11
Deferred income taxes	19	(270)
Changes in assets and liabilities:
Decrease in receivables	64	223
(Increase) decrease in merchandise inventories	(2,367)	34
(Increase) decrease in prepaid expenses and other current assets	(44)	29
Increase in merchandise accounts payable	1,758	1,612
Increase (decrease) in accounts payable and accrued liabilities	73	(598)
Decrease in current income taxes	(50)	(818)
Change in other assets, liabilities, and other items not separately identified	(142)	(144)
Net cash provided by operating activities	841	244
Cash flows from investing activities:
Purchase of property and equipment	(230)	(290)
Capitalized software	(155)	(96)
Disposition of property and equipment	118	39
Other, net	64	33
Net cash used by investing activities	(203)	(314)
Cash flows from financing activities:
Debt issued	975	2,780
Debt issuance costs	(9)	(102)
Debt repurchase premium and expenses	(152)	—
Debt repaid	(2,448)	(1,508)
Dividends paid	(46)	(117)
Decrease in outstanding checks	(97)	(90)
Acquisition of treasury stock	(294)	—
Net cash provided (used) by financing activities	(2,071)	963
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,433)	893
Cash, cash equivalents and restricted cash beginning of period	1,754	731
Cash, cash equivalents and restricted cash end of period	$321	$1,624
Supplemental cash flow information:
Interest paid	$407	$140
Interest received	1	4
Income taxes paid (net of refunds received)	228	88

Note: Restricted cash of $5 million and $73 million have been included with cash and cash equivalents for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

Macy's, Inc., together with its subsidiaries (the "Company"), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of October 30, 2021, the Company's operations were conducted through Macy's, Market by Macy’s, Macy’s Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomies, and bluemercury.

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

The Consolidated Financial Statements for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Seasonality

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income (loss).  For the Company, the only other components of total comprehensive income (loss) for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income (loss) before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Operations.  See Note 6, "Benefit Plans," for further information.

COVID-19 Pandemic

As the COVID-19 pandemic continues through fiscal 2021, the Company continues to prioritize health and safety measures in its stores and facilities to protect the well-being of its customers and colleagues while also focusing on prudent cash management, maintaining strong liquidity and executing its strategic initiatives.  Although the Company has experienced strong recovery in operating results during fiscal 2021 as compared to fiscal 2020, the Company continues to monitor the impacts of COVID-19 on the macro economy as well as on the Company’s and its vendor partners’ operations. The full impact of the pandemic will continue to depend on future developments, including the continued spread and duration of the pandemic, the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments or vaccines as well as any related federal, state or local governmental orders, restrictions or mandates. In addition, numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company, including the timing and extent of any recovery in consumer traffic and spending, potential delays, interruptions and disruptions in the Company’s supply chain, maintenance of temporary government stimulus programs, labor shortages and intense competition for talent, all of which are highly uncertain and cannot be predicted.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As further disclosed in the Company’s 2020 Form 10-K, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which permitted, among other benefits, the carryback of certain net operating losses.  Based on the Company’s 2020 fiscal results and 2020 U.S. federal tax return, an approximate $590 million income tax receivable associated with this net operating loss carryback benefit is included within prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.  This income tax receivable is estimated to be received in the first half of 2022.
2.	Impairment, Restructuring and Other Costs

	13 Weeks Ended		39 Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(millions)
Impairments	$(10)	$6	$10	$3,170
Restructuring	—	2	(1)	196
Other	10	12	12	79
Total	$—	$20	$21	$3,445

During the 39 weeks ended October 31, 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $3,170 million, the majority of which was recognized during the first quarter of 2020 and consisted of:

•	$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy's reporting unit and $98 million attributable to the bluemercury reporting unit.
•	$90 million of impairments primarily related to long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

A summary of the restructuring and other cash activity for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020 related to the Polaris strategy, which was announced in February 2020 and included within accounts payable and accrued liabilities, is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at February 1, 2020	$115	$9	$124
Additions charged to expense	25	7	32
Cash payments	(82)	(6)	(88)
Balance at May 2, 2020	58	10	68
Additions charged to expense	15	6	21
Cash payments	(67)	(6)	(73)
Balance at August 1, 2020	6	10	16
Additions charged to expense	1	4	5
Cash payments	(6)	(10)	(16)
Balance at October 31, 2020	$1	$4	$5

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Severance and other benefits	Professional fees and other related charges	Total
	(millions)
Balance at January 30, 2021	$14	$2	$16
Additions charged to expense	5	—	5
Cash payments	(16)	(2)	(18)
Balance at May 1, 2021	3	—	3
Additions charged to expense	—	—	—
Cash payments	(1)	—	(1)
Balance at July 31, 2021	2	—	2
Additions charged to expense	—	—	—
Cash payments	(1)	—	(1)
Balance at October 30, 2021	$1	$—	$1

3.	Earnings (Loss) Per Share

The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	October 30, 2021			October 31, 2020
	Net Income		Shares	Net Loss		Shares
	(millions, except per share data)
Net income (loss)	$239		305.8	$(91)		310.2
Shares to be issued under deferred compensation and other plans			1.1			1.0
	$239		306.9	$(91)		311.2
Basic earnings (loss) per share		$0.78			$(0.29)
Effect of dilutive securities:
Stock options and restricted stock units			6.9			—
	$239		313.8	$(91)		311.2
Diluted earnings (loss) per share		$0.76			$(0.29)

	39 Weeks Ended
	October 30, 2021			October 31, 2020
	Net Income		Shares	Net Loss		Shares
	(millions, except per share data)
Net income (loss)	$687		309.3	$(4,104)		310.1
Shares to be issued under deferred compensation and other plans			1.0			0.9
	$687		310.3	$(4,104)		311.0
Basic earnings (loss) per share		$2.21			$(13.20)
Effect of dilutive securities:
Stock options and restricted stock units			6.7			—
	$687		317.0	$(4,104)		311.0
Diluted earnings (loss) per share		$2.17			$(13.20)

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In addition to the stock options and restricted stock units reflected in the foregoing tables, stock options to purchase 14.3 million shares of common stock and restricted stock units relating to 1.0 million shares of common stock were outstanding at October 30, 2021, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

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

Macy’s accounted for 87% and 88% of the Company’s net sales for the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. Macy’s accounted for 87% and 88% of the Company’s net sales for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. In addition, digital sales accounted for approximately 33% and 38% of the Company’s net sales for the 13 weeks ended October 30, 2021and October 31, 2020, respectively, and 34% and 45% of the Company’s net sales for the 39 weeks ended October 30, 2021 and October 31, 2020, respectively.

Disaggregation of the Company's net sales by family of business for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020 were as follows:

	13 Weeks Ended		39 Weeks Ended
Net sales by family of business	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,180	$1,677	$6,480	$4,273
Women's Apparel	1,042	690	3,068	1,895
Men's and Kids'	1,195	790	3,351	2,089
Home/Other (a)	1,023	833	2,895	2,309
Total	$5,440	$3,990	$15,794	$10,566

(a)	Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Merchandise Returns

The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales.  The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $243 million, $159 million and $182 million as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively. Included in prepaid expenses and other current assets is an asset totaling $142 million, $103 million and $116 million as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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

The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $500 million, $616 million and $639 million as of October 30, 2021, January 30, 2021 and October 31, 2020, respectively.

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

Under the terms of the Program Agreement, if sales decrease by more than 34% over a twelve-month period as compared to the Benchmark Year, defined as the twelve-month period from July 2006 to June 2007 in the Program Agreement, Citibank has the ability to provide written notice to terminate the agreement prior to the end of its current term.  Based on the results for the Company’s February 2021 fiscal period, sales for the twelve-month period ended February 27, 2021 decreased by more than 34% as compared to the Benchmark Year.  On June 4, 2021, the Company received a written notice of termination of the Program Agreement from Citibank. Upon receipt of the written notice of termination, the Company has six months to exercise, or not exercise, an option to purchase the assets of the Program Agreement, or nominate a third party to purchase such assets, and a subsequent six month period to complete such transfer, subject to potential extensions as more fully described in the Program Agreement. The Company and Citibank are required to continue to meet their respective obligations and provide support pursuant to the terms of the Program Agreement through this period. The Company estimates that these events will not have an impact on the financial results of the Credit Card Program in fiscal 2021. The Company is evaluating options for its Credit Card Program including potential transfer to another financial service entity or modified arrangement with Citibank and is in the final stages of a decision.  Based on current estimates, the Company does not expect the forthcoming changes to the Credit Card Program’s financial structure to be materially different from its current terms.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5.	Financing Activities

The following table shows the detail of debt repayments:

	39 Weeks Ended
	October 30, 2021	October 31, 2020
	(millions)
Revolving credit agreement	$335	$1,500
9.5% Amortizing debentures due 2021	2	4
9.75% Amortizing debentures due 2021	1	2
3.875% Senior notes due 2022	450	—
2.875% Senior notes due 2023	136	—
4.375% Senior notes due 2023	49	—
3.625% Senior notes due 2024	150	—
8.375% Senior notes due 2025	1,300	—
6.65% Senior debentures due 2024	4	—
7.6% Senior debentures due 2025	19	—
	$2,446	$1,506

The Company is party to an asset-based credit facility (“the ABL Credit Facility”) with certain financial institutions providing for a $2,941 million revolving credit facility (the “Revolving ABL Facility”), including a swingline sub-facility and a letter of credit sub- facility. The Company may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million. As of October 30, 2021, the Company had $140 million of outstanding borrowings under the ABL Credit Facility.

On October 15, 2021, Macy’s Inc. redeemed the entire outstanding $294 million aggregate principal amount of its 3.875% senior notes due 2022 (the “2022 Notes”). The redemption price was equal to 100% of the outstanding principal amount of the 2022 Notes ($294 million), plus accrued and unpaid interest of $3 million.

On August 17, 2021, Macy’s Inc. redeemed the entire outstanding $1.3 billion aggregate principal amount of its 8.375% Senior Secured Notes due 2025 (the “2025 Notes”). The redemption price was equal to 100% of the outstanding principal amount of the 2025 Notes ($1.3 billion), plus accrued and unpaid interest of $19 million, plus the applicable premium due to holders of the 2025 Notes in connection with an early redemption of $138 million, plus unamortized deferred debt costs of $47 million. The Company recognized the redemption premium and unamortized deferred debt costs of $185 million as losses on early retirement of debt during the 13 weeks ending October 30, 2021.

On March 17, 2021, Macy’s Retail Holdings, LLC (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc., issued $500 million in aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”) in a private offering (the “Notes Offering”). The 2029 Notes mature on April 1, 2029.  The 2029 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on a senior unsecured basis by Macy’s, Inc. MRH used the net proceeds from the Notes Offering, together with cash on hand, to fund the tender offer discussed below.

On March 17, 2021, the Company completed a tender offer in which $500 million of senior notes and debentures were tendered for early settlement and purchased by MRH. The total cash cost for the tender offer was $17 million with the remainder funded through the net proceeds from the Notes Offering discussed above. The Company recognized $11 million of losses on early retirement of debt on the Consolidated Statements of Operation during the first quarter of 2021.

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$20	$17	$59	$49
Pension Plan
Service cost	$—	$1	$1	$4
Interest cost	11	13	36	51
Expected return on assets	(39)	(46)	(122)	(138)
Recognition of net actuarial loss	5	11	22	31
	$(23)	$(21)	$(63)	$(52)
Supplementary Retirement Plan
Interest cost	3	3	8	11
Recognition of net actuarial loss	3	3	10	9
	$6	$6	$18	$20

Total Retirement Expense	$3	$2	$14	$17

Postretirement Obligations
Interest cost	1	1	1	3
Recognition of net actuarial gain	(1)	(1)	(4)	(4)
	$—	$—	$(3)	$(1)

In connection with the Company’s Pension Plan, for the 13 and 39 weeks ended October 30, 2021, the Company incurred non-cash settlement charges of $8 million and $90 million, respectively. For the 13 weeks ended October 30, 2021, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of an increase in lump sum distributions associated with retiree distribution elections. For the 39 weeks ended October 30, 2021, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company’s Pension Plan and is the result of the transfer of pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company. The Company transferred $256 million of Pension Plan assets to the insurance company in the second quarter of 2021, thereby reducing its Pension Plan benefit obligations.

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

The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

Level 1: Quoted prices in active markets for identical assets

Level 2: Significant observable inputs for the assets

Level 3: Significant unobservable inputs for the assets

	October 30, 2021				October 31, 2020
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$41	$41	$—	$—	$95	$32	$63	$—

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

The following table shows the estimated fair value of the Company's long-term debt:

	October 30, 2021			October 31, 2020
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,295	$3,295	$3,377	$4,903	$4,852	$3,967

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2021" and "third quarter of 2020" are to the Company's 13-week fiscal periods ended October 30, 2021 and October 31, 2020, respectively. References to "2021"and "2020" are to the Company’s 39-week fiscal periods ended October 30, 2021 and October 31, 2020, respectively.

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

COVID-19 Update

As the COVID-19 pandemic continues through fiscal 2021, the Company continues to prioritize health and safety measures in its stores and facilities to protect the well-being of its customers and colleagues, while also focusing on prudent cash management, maintaining strong liquidity and executing its strategic initiatives.  The Company continuously monitors the ongoing impacts of COVID-19, including the outbreaks of any variant strains, as well as the evolving federal, state and local ordinances and health guidelines related to the mitigation of transmission risk associated with the pandemic.  The Company has taken, and continues to take, numerous steps to promote health and safety at its stores and facilities, including following federal, state and local guidelines regarding the use of masks, supporting vaccination efforts, maintaining increased safety equipment in stores, offering contactless shopping opportunities, providing company-supplied personal protection equipment and wellness checks for colleagues, continuing enhanced cleaning throughout our various locations and continuing to offer remote work plans for certain colleagues. Modifications to work environment policies could impact the use of certain corporate assets, and as such could lead to additional long-lived tangible and right of use corporate asset impairment.

Under the terms of the Program Agreement, if sales decrease by more than 34% over a twelve-month period as compared to the Benchmark Year, defined as the twelve-month period from July 2006 to June 2007 in the Program Agreement, Citibank has the ability to provide written notice to terminate the agreement prior to the end of its current term.  Based on the results for the Company’s February 2021 fiscal period, sales for the twelve-month period ended February 27, 2021 decreased by more than 34% as compared to the Benchmark Year.  On June 4, 2021, the Company received a written notice of termination of the Program Agreement from Citibank. Upon receipt of the written notice of termination, the Company has six months to exercise, or not exercise, an option to purchase the assets of the Program Agreement, or nominate a third party to purchase such assets, and a subsequent six month period to complete such transfer, subject to potential extensions as more fully described in the Program Agreement. The Company and Citibank are required to continue to meet their respective obligations and provide support pursuant to the terms of the Program Agreement through this period. The Company estimates that these events will not have an impact on the financial results of the Credit Card Program in fiscal 2021. The Company is evaluating options for its Credit Card Program including potential transfer to another financial service entity or modified arrangement with Citibank and is in the final stages of a decision.  Based on current estimates, the Company does not expect the forthcoming changes to the Credit Card Program’s financial structure to be materially different from its current terms.

Although the Company has experienced strong recovery in operating results during fiscal 2021 as compared to fiscal 2020, the Company continues to monitor the impact of COVID-19 on the macro economy as well as on the Company’s and its vendor partners’ operations. The full impact of the pandemic will continue to depend on future developments, including the continued spread and duration of the pandemic, the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments or vaccines as well as any related federal, state or local governmental orders or restrictions, or mandates. In addition, numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company, including the timing and extent of any recovery in consumer traffic and spending, potential delays, interruptions and disruptions in the Company’s supply chain, maintenance of temporary government stimulus programs, labor shortages and intense competition for talent, all of which are highly uncertain and cannot be predicted. Further discussion of the risks and uncertainties posed by the COVID-19 pandemic are disclosed in “Risk Factors” under Part I Item 1A of the Company’s 2020 Form 10-K.

MACY'S, INC.

Quarterly Overview

During the third quarter of 2021, the Company continued to build on the momentum of the first half of 2021 and exceeded its expectations from both a sales and profit standpoint. The profitable third quarter results were driven by strong consumer behavior, disciplined cost and inventory management, and the continued execution of the Company’s Polaris strategy.

In evaluating the performance of the third quarter of 2021, the Company considered its results against the third quarter of 2020 as well as the third quarter of 2019 given the impact of the pandemic and the closure of the Company’s stores during the first, second and third quarters of 2020.  Certain financial highlights are as follows:

•

Comparable sales were up 37.2% on an owned basis; and up 35.6% on an owned plus licensed basis compared to the third quarter of 2020.  Compared to the third quarter of 2019, comparable sales were up 8.9% on an owned basis and up 8.7% on an owned plus licensed basis. On a comparable owned plus licensed basis, the third quarter of 2021 benefitted by approximately 200 bps from the shift of a Friends and Family promotional event into the quarter from the fourth quarter, compared to the third quarter of 2019.

•

Digital sales increased 19% versus the third quarter of 2020 and grew 49% versus the third quarter of 2019. Digital penetration was at 33% of net sales for the third quarter of 2021, a 5-percentage point decline from the third quarter of 2020 but a 10-percentage point increase over the third quarter of 2019.

•

Gross margin was 41.0%, compared to 35.6% in the third quarter of 2020, representing an improvement of approximately 540 basis points. Compared to the third quarter of 2019, gross margin increased 100 basis points.

•	Net credit card revenues were $213 million, up $18 million from the third quarter of 2020, and up $30 million from the third quarter of 2019.
•

Selling, general and administrative ("SG&A") expense was $1.97 billion, up $247 million from the third quarter of 2020. Compared to the third quarter of 2019, SG&A expense was down $229 million.  SG&A expense as a percent of sales was 36.3%, down from 43.3% in the third quarter of 2020 and 630 basis points lower than the third quarter of 2019 rate of 42.6%.

•

Net income was $239 million and 4.4% of net sales in the third quarter of 2021, compared to a net loss of $91 million and (2.3)% of net sales in the third quarter of 2020 and net income of $2 million and 0.04% of net sales in the third quarter of 2019.  Net income adjusted for impairment, restructuring and other costs, settlement charges and losses on early retirement of debt, improved from a loss of $60 million in the third quarter of 2020 to adjusted net income of $386 million for the third quarter of 2021. This compares to adjusted net income of $21 million in the third quarter of 2019.

•

The third quarter of 2021 had positive earnings before interest, taxes, depreciation and amortization ("EBITDA") of $757 million compared to EBITDA of $113 million during the third quarter of 2020.  EBITDA was $300 million for the third quarter of 2019.  On an adjusted basis, EBITDA was $765 million, or 14.1% of net sales, compared to $159 million, or 4.0% of net sales, and $325 million, or 6.3% of net sales for the third quarters of 2021, 2020, and 2019, respectively.

•

Diluted earnings per share and adjusted diluted earnings per share were $0.76 and $1.23, respectively, during the third quarter of 2021. This compares to a diluted loss per share and adjusted diluted loss per share of $0.29 and $0.19, respectively, for the third quarter of 2020, and diluted earnings per share and adjusted diluted earnings per share of $0.01 and $0.07 for the third quarter of 2019, respectively.

•	Inventory was up 19.4% from the third quarter of 2020 and down 15.4% from the third quarter of 2019.
•

During the third quarter of 2021, the Company repaid early approximately $1.6 billion of debt, reinstated its regular quarterly dividend and paid $46 million in cash dividends, and repurchased 13,043,200 shares of its common stock at an average cost of $23.02 per share for a total cost of approximately $300 million, which accounts for 60% of the $500 million share repurchase program authorized by the Company’s Board of Directors during the quarter.

During the third quarter of 2021, the Company continued to execute its Polaris strategy and these actions impacted its operating results for the period, notably:

•

Win With Fashion and Style: By offering a wide assortment of categories, products and brands from off-price to luxury, the Company was able to reach a broad and diverse range of customers during the third quarter. In merchandise, strengths continued in pandemic-driven products such as home, fragrance, jewelry, watches and sleepwear and the Company also saw

MACY'S, INC.

continued recovery in occasion-based categories such as dresses, men’s tailored and luggage.  The Company has added hundreds of new brands and categories over the past year and its flexibility in inventories has enabled the Company to respond to new customer demands in emerging categories. Most notably, during the third quarter the Company launched Oake, a sustainable private brand textiles brand, announced an exclusive omnichannel partnership with Toys ‘R’ Us to expand its toy business, and added Fanatics as a new brand partner to offer customers one of the largest selections of licensed sports products that significantly increases the Company’s offering of fan apparel.

•

Deliver Clear Value: The Company has leveraged data analytics and pricing tools to efficiently plan, place and price inventory, including location level pricing and point-of -sale (“POS”) pricing work.  With these actions, the Company has lowered its volume of markdowns and improved inventory placement and assortment allocations among its distribution centers and stores.  These collective activities have resulted in higher average unit retail prices and gross margin performance. In addition, inventory turn for the trailing 12 months has improved by almost 18% and has improved for the trailing 6 months by approximately 22%.

•

Excel in Digital Shopping:  The Company continued to improve its digital offerings and launched several initiatives during the third quarter of 2021 including a refreshed mobile app, live shopping functionality, fragrance finder, 3D room planning expansion, a sustainability sitelet and added Venmo to in-store and PayPal to in-store and online payments. As a result of these and other investments, digital conversion for the quarter was 4.25%, up 14% compared to the third quarter of 2020 and up 27% compared to the third quarter of 2019. In addition, in November 2021, the Company announced its plan to launch a curated, digital marketplace in the second half of 2022.

•

Enhance Store Experience:  The Company continues to invest in physical stores to support its digitally-led omnichannel business model and added five off-mall, smaller format stores (Market by Macy’s, freestanding Macy’s Backstage locations, and Bloomingdale’s new off-mall, smaller store format concept, Bloomies) across Dallas, Atlanta and Washington D.C. markets during the third quarter. Although early, these new store formats saw strong sales and solid Net Promotor Scores (“NPS”).  Overall, the Company is seeing ongoing trend improvement in store conversion. During the third quarter, sales in the Company’s non-downtown locations continued to sequentially improve as compared to the previous quarters of 2021.  However, the slow return of international tourism and office workers continued to impact the Company’s downtown stores as their sales performance significantly lagged the Company’s other stores as compared to the third quarter of 2019.

•

Modernize Supply Chain:  The Company has continued to update its supply chain infrastructure and network, while leveraging improved data and analytics capabilities in fulfillment strategies to meet customers' desire for speed and convenience and improving inventory placement.  The Company is navigating supply chain disruptions by adjusting freight strategies, diversifying ports and working closely with international carriers and brand partners to prioritize product.

•

Enable Transformation: The Company has continued to modernize its technology foundations to increase agility in reacting to customers and the market regardless of the channel in which customers interact.  These activities are coupled with others to build out data science and analytics capabilities with a focus on areas to provide competitive differentiation. As part of the Company’s ongoing commitment to attract and retain talent, in November 2021, the Company announced significant new investments in its colleagues’ benefit programs. These investments include launching a tuition benefit program, raising its company-wide minimum rate to $15 per hour and increasing compensation and benefits for colleagues across Macy’s Inc.

The Company saw Platinum, Gold and Silver Star Rewards customers continue to engage with the Macy’s brand during the third quarter of 2021, with the average customer spend up 16% compared to the third quarter of 2019.  The Company’s Bronze Star Rewards tier, its youngest and most diverse loyalty tier, continued to grow by adding approximately 2.3 million members during the quarter.  During the third quarter of 2021, the Company acquired approximately 4.4 million new Macy’s customers, an increase of 28% compared to the third quarter of 2019. 41% of the new customers were acquired through the digital channel during the third quarter and approximately 30% were dormant customers over the last 12 months who have since re-engaged.

From a nameplate perspective, Macy’s brand comparable sales were up 36.4% on an owned basis and up 35.1% on an owned-plus-licensed basis compared to the third quarter of 2020, and up 9.0% and 8.4%, respectively, compared to the third quarter of 2019.  Bloomingdale’s comparable sales on an owned basis were up 43.4% and on an owned-plus-licensed basis were up 38.5% compared to the third quarter of 2020, and up 9.1% and 11.2%, respectively, compared to the third quarter of 2019.  Bluemercury comparable sales were up 39.5% on an owned and owned-plus licensed basis compared to the third quarter of 2020, but down 2.2% on an owned and owned-plus-licensed basis compared to the third quarter of 2019.

MACY'S, INC.

Results of Operations

Comparison of the Third Quarter of 2021 and the Third Quarter of 2020

	Third Quarter of 2021		Third Quarter of 2020
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,440		$3,990
Credit card revenues, net	213	3.9%	195	4.9%

Cost of sales	(3,207)	(59.0)%	(2,569)	(64.4)%
Selling, general and administrative expenses	(1,973)	(36.3)%	(1,726)	(43.3)%
Gains on sale of real estate	50	0.9%	3	0.1%
Impairment, restructuring and other costs	—	—	(20)	(0.5)%
Operating income (loss)	523	9.6%	(127)	(3.2)%
Benefit plan income, net	17		16
Settlement charges	(8)		(26)
Losses on early retirement of debt	(185)		—
Interest expense, net	(53)		(80)
Income (loss) before income taxes	294		(217)
Federal, state and local income tax benefit (expense)	(55)		126
Net income (loss)	$239		$(91)

Diluted earnings (loss) per share	$0.76		$(0.29)

Supplemental Financial Measure
Gross margin (a)	$2,233	41.0%	$1,421	35.6%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$1.23		$(0.19)

(a)	Gross margin is defined as net sales less cost of sales.

Net Sales

Net sales for the third quarter of 2021 increased $1.45 billion, or 36.3%, compared to the third quarter of 2020.  The Company’s third quarter of 2021 sales showed recovery across all three brands - Macy's, Bloomingdale's and bluemercury.  Digital sales during the third quarter of 2021 increased 19% compared to the third quarter of 2020 and accounted for approximately 33% of net sales. The Company experienced strength across nearly all of its major merchandise categories driven by continued consumer strength, growth in the Company’s digital channel and continued recovery of its stores.

Credit Card Revenues, Net

Net credit card revenues were $213 million in the third quarter of 2021, an increase of $18 million, or 9.2%, compared to $195 million recognized in the third quarter of 2020. This increase was driven by higher credit sales and the continuation of the strong credit health of the credit card portfolio's customers leading to lower levels of bad debt, partially offset by a decrease in proprietary credit card sales penetration, down approximately 200 basis points, at 43% in 2021 compared to 45% in 2020.

Gross Margin

Gross margin was 41.0% in the third quarter of 2021 compared to 35.6% in the third quarter of 2020.  The increase in the gross margin rate in the third quarter of 2021 compared to the third quarter of 2020 was driven primarily by continued recovery of its stores, inventory productivity and the continued execution of the Polaris strategy, including pricing science initiatives such as location level pricing and POS promotion testing.

MACY'S, INC.

Selling, General and Administrative Expense

SG&A expense for the third quarter of 2021 increased $247 million from the third quarter of 2020 but decreased as a percentage of net sales by 700 basis points. The increase in SG&A expense dollars corresponds with higher net sales but the improvement in the SG&A expense rate reflects the expense management strategies implemented by the Company in response to the COVID-19 pandemic and as part of the Polaris strategy as well as a tight labor market.

Gains on Sale of Real Estate

The third quarter of 2021 included asset sale gains of $50 million compared to $3 million in the third quarter of 2020. The third quarter of 2021 asset sale gains included approximately $33 million related to the Macy’s Baldwin Hills transaction.

Impairment, Restructuring and Other Costs

During the third quarter of 2020, the Company recognized expense of $20 million primarily related to restructuring and other costs.

Losses on Early Retirement of Debt

During the third quarter of 2021, the Company recognized $185 million of losses on early retirement of debt due to the redemption of the entire outstanding $1.3 billion aggregate principal amount of the 2025 Notes.

Settlement Charges

During the third quarter of 2021 and 2020, the Company recognized non-cash settlement charges of $8 million and $26 million, respectively, related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.

Interest Expense, Net

Net interest expense, excluding losses on early retirement of debt, was $53 million during the third quarter of 2021, compared to $80 million during the third quarter of 2020.  The decrease was primarily driven by interest savings associated with the redemption of $1,300 million of secured notes in August 2021.

Effective Tax Rate

The Company’s effective tax rate was 18.7% for the third quarter of 2021 compared to the federal income statutory tax rate of 21% driven primarily by the impact of return-to-provision adjustments that were identified in connection with the filing of the U.S. federal income tax return during the quarter resulting in an increase of the net operating loss carryback permitted under the CARES Act.

The Company’s effective tax rate of 58.1% on the pretax loss for the third quarter of 2020 reflects the impact of the carryback of net operating losses as permitted under the CARES Act.

Diluted Earnings (Loss) Per Share

Diluted earnings per share were $0.76 for the third quarter of 2021 compared to a diluted loss per share of $0.29 for the third quarter of 2020, reflecting higher net income as a result of the Company’s continued recovery from the impact of the COVID-19 pandemic.

MACY'S, INC.

Comparison of the 39 Weeks Ended October 30, 2021 and October 31, 2020

	2021		2020
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$15,794		$10,566
Credit card revenues, net	568	3.6%	494	4.7%

Cost of sales	(9,449)	(59.8)%	(7,788)	(73.7)%
Selling, general and administrative expenses	(5,618)	(35.6)%	(4,723)	(44.7)%
Gains on sale of real estate	61	0.4%	20	0.2%
Impairment, restructuring and other costs	(21)	(0.1)%	(3,445)	(32.6)%
Operating income (loss)	1,335	8.5%	(4,876)	(46.1)%
Benefit plan income, net	49		37
Settlement charges	(90)		(65)
Losses on early retirement of debt	(199)		—
Interest expense, net	(211)		(196)
Financing costs	—		(4)
Income (loss) before income taxes	884		(5,104)
Federal, state and local income tax benefit (expense)	(197)		1,000
Net income (loss)	$687		$(4,104)

Diluted earnings (loss) per share	$2.17		$(13.20)

Supplemental Financial Measure
Gross margin (a)	$6,345	40.2%	$2,778	26.3%

Supplemental Non-GAAP Financial Measure
Diluted earnings (loss) per share, excluding the impact of certain items	$2.91		$(3.03)

(a)	Gross margin is defined as net sales less cost of sales.

Net Sales

Net sales for 2021 increased $5.2 billion, or 49.5%, compared to 2020.  The Company’s 2021 sales showed recovery across all three brands - Macy's, Bloomingdale's and bluemercury.  Digital sales during 2021 improved 13% compared to 2020 and accounted for approximately 34% of net sales. The Company experienced strength across nearly all of its major merchandise categories driven by continued customer strength, the continued recovery of its stores as well as continued growth in its digital channel.

Credit Card Revenues, Net

Net credit card revenues were $568 million in 2021, an increase of $74 million, or 15.0%, compared to 2020. This increase was driven by higher credit sales and improvement in the credit card portfolio's delinquency rates and bad debt.

Gross Margin

Gross margin was 40.2% in 2021 compared to 26.3% in 2020.  The increase in the gross margin rate in 2021 compared to 2020 was driven primarily by continued recovery of its stores, inventory productivity and the execution of the Polaris strategy.  Due to the impact of COVID-19 and store closures, the first quarter of 2020 included an approximate $300 million inventory write-down from markdowns on fashion merchandise.

Selling, General and Administrative Expense

SG&A expense for 2021 increased $895 million from 2020 but decreased as a percentage of net sales by 910 basis points. The increase in SG&A expense dollars corresponds with higher net sales but the improvement in the SG&A expense rate reflects the expense management strategies implemented by the Company in response to the COVID-19 pandemic and as part of the Polaris strategy as well as a tight labor market.

MACY'S, INC.

Gains on Sale of Real Estate

2021 included asset sale gains of $61 million compared to $20 million in 2020. 2021 asset sale gains primarily consist of approximately $33 million related to the Macy’s Baldwin Hills transaction.

Impairment, Restructuring and Other Costs

During the 39 weeks ended October 30, 2021, the Company incurred impairment, restructuring and other costs totaling $21 million, primarily related to the write-off of capitalized software assets.

During the 39 weeks ended October 31, 2020, the Company recognized expense of $3,445 million primarily as a result of the COVID-19 pandemic, including non-cash impairment charges totaling $3,170 million the majority of which consisted of:

•	$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy's reporting unit and $98 million attributable to the Bluemercury reporting unit.

•	$90 million of impairments on long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

Additionally, during the 39 weeks ended October 31, 2020, the Company recognized $196 million related to restructuring and other costs, including severance of $154 million associated with the reduction in force in response to the COVID-19 pandemic.

Settlement Charges

During 2021, the Company recognized a non-cash settlement charge of $90 million primarily driven by the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company.

During 2020, the Company recognized expense of $65 million related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit plans and are the result of an increase in lump sum distributions associated with retiree distribution elections and restructuring activity.

Losses on Early Retirement of Debt

During 2021, the Company recognized $199 million of losses on early retirement of debt primarily due to the redemption of the entire outstanding $1.3 billion aggregate principal amount of the 2025 Notes in the third quarter of 2021 as well as the tender offer in the first quarter of 2021.

Interest Expense, Net

Net interest expense, excluding losses on early retirement of debt and financing costs, was $211 million during 2021, compared to $196 million during 2020.  The increase is primarily driven by interest paid with respect to the $1,300 million of secured notes issued in June 2020 (redeemed in August 2021).

Effective Tax Rate

The Company’s effective tax rate was 22.3% for 2021, which is slightly higher as compared to the federal income statutory tax rate of 21% driven primarily by the impact of state and local taxes, offset partly by the impact of return-to-provision adjustments that were identified in connection with the filing of the U.S. federal income tax return in the third quarter of 2021 resulting in an increase of the net operating loss carryback permitted under the CARES Act.

The Company’s effective tax rate of 19.6% on the pretax loss for 2020 reflects the impact of net operating losses as permitted under the CARES Act offset by the impact of the non-tax deductible component of the goodwill impairment charge and additional income tax expense associated with the deferred tax remeasurement recognized during the first quarter of 2020. Additionally, the effective tax rate for 2020 was favorably impacted by the settlement and expiration of certain tax matters.

Diluted Earnings (Loss) Per Share

Diluted earnings per share were $2.17 for 2021 compared to a diluted loss per share of $13.20 for 2020, reflecting higher net income as a result of the continued recovery from the impact of the COVID-19 pandemic. 2020 also included a goodwill impairment charge.

MACY'S, INC.

Cash Flow, Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the asset-based credit facility described below.

The COVID-19 outbreak and related store closure in 2020 negatively impacted the Company’s liquidity in 2020.  The Company proactively took steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, suspension of the Company's quarterly dividend and executing additional financing transactions during the second quarter of 2020. During 2021, the Company has seen significant improvement in its operations and combined with its strong liquidity position as of October 30, 2021, estimates that it has sufficient cash on hand and other capital resources to cover the Company's reasonably foreseeable working capital, capital expenditure, debt service and other cash requirements in both the near term and over the longer term. However, the continued uncertainty associated with the COVID-19 pandemic could have a significant impact on the Company’s cash flow and liquidity and further actions may be required to improve the Company’s cash position.

Operating Activities

Net cash provided by operating activities in 2021 was $841 million compared to net cash provided by operating activities of $244 million for 2020. The increase in operating cash flows period over period is due to significant improvement in the Company’s EBITDA, offset slightly by net working capital changes, primarily driven by increases in merchandise inventories in anticipation of the 2021 Holiday shopping season.

Investing Activities

Net cash used by investing activities was $203 million for 2021, compared to $314 million for 2020. The decrease period over period is primarily due to an increase in proceeds resulting from asset sales during 2021 as compared to 2020 as well as the sale of certain asset backed investments.

Financing Activities

Net cash used by financing activities was $2,071 million for 2021, driven by the early redemption of approximately $1.6 billion of debt, net borrowings of approximately $140 million under the ABL Credit facility, cash dividend payments of $46 million and cash payments of $294 million associated with share repurchases during the third quarter of 2021. Net cash provided by financing activities was $963 million for 2020, driven by inflows of $2,780 million related to a $1,500 million draw on the Company’s revolving credit agreement and issuance of $1,300 million aggregate principal amount of the 2025 Notes, partially offset by the repayment of the $1,500 million of credit agreement draw. 2020 also included $117 million of cash dividends paid. See below for further discussion of the Company’s financing activities during 2021.

On March 17, 2021, Macy’s Retail Holdings, LLC (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc., issued $500 million in aggregate principal amount of 5.875% senior notes due 2029 (the “2029 Notes”) in a private offering (the “Notes Offering”). The 2029 Notes mature on April 1, 2029.  The 2029 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on a senior unsecured basis by Macy’s, Inc.  MRH used the net proceeds from the Notes Offering, together with cash on hand, to fund the tender offer discussed below.

On March 17, 2021, the Company completed a tender offer in which $500 million of senior notes and debentures were tendered for early settlement and purchased by MRH on March 17, 2021. The purchased senior notes and debentures included $156 million of 3.875% senior notes due 2022, $136 million of 2.875% senior notes due 2023, $49 million of 4.375% senior notes due 2023, $150 million of 3.625% senior notes due 2024, $5 million of 6.65% senior debentures due 2024, and $4 million of 7.6% senior debentures due 2025. The total cash cost for the tender offer was $17 million with the remainder funded through the net proceeds from the Notes Offering discussed above. The Company recognized $11 million of losses on early retirement of debt on the Consolidated Statements of Operation during 2021.

On August 17, 2021, Macy’s Inc. redeemed the entire outstanding $1.3 billion aggregate principal amount of the 2025 Notes. The redemption price was equal to 100% of the outstanding principal amount of the 2025 notes ($1.3 billion), plus accrued and unpaid interest of $19 million, plus the applicable premium due to holders of the 2025 Notes in connection with an early redemption of $138 million, plus unamortized deferred debt costs of $47 million. The total pre-tax charge of $185 million was recorded in the 13 weeks ended October 30, 2021. The Company recognized the redemption premium and unamortized deferred debt costs of $185 million as losses on early retirement of debt during the 13 weeks ending October 30, 2021.

MACY'S, INC.

On October 15, 2021, Macy’s Inc. redeemed the entire outstanding $294 million aggregate principal amount of the 2022 Notes. The redemption price was equal to 100% of the outstanding principal amount of the 2022 Notes ($294 million), plus accrued and unpaid interest of $3 million.

The Company is party to the ABL Credit Facility with certain financial institutions providing for a $2,941 million Revolving ABL Facility, including a swingline sub-facility and a letter of credit sub-facility. The Company may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million.

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

The ABL Credit Facility also requires (1) the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any fiscal quarter on or after April 30, 2021 if (a) certain events of default have occurred and are continuing or (b) Availability plus Suppressed Availability (each as defined in the ABL Credit Facility) is less than the greater of (x) 10% of the Loan Cap (as defined in the ABL Credit Facility) and (y) $250 million, in each case, as of the end of such fiscal quarter and (2) prior to April 30, 2021, that the Company not permit Availability plus Suppressed Availability to be lower than the greater of (x) 10% of the Loan Cap and (y) $250 million.  As of October 30, 2021, no such events had occurred triggering such requirement.

As of October 30, 2021, the Company had $116 million of standby letters of credit outstanding under the ABL Credit Facility, which reduces the available borrowing capacity. The borrowing capacity of the ABL Credit Facility was $2,825 million and the Company had $140 million of outstanding borrowings under the ABL Credit Facility as of October 30, 2021.

On August 19, 2021, the Company announced that it reinstated its regular quarterly dividend.  The Board of Directors declared a regular quarterly dividend of $0.15 per share on the Company’s common stock, paid on October 1, 2021, to Macy’s shareholders of record at the close of business on September 15, 2021. On October 22, 2021, the Company announced that the Board of Directors declared a quarterly dividend of $0.15 cents per share on its common stock, payable on January 3, 2022, to Macy’s shareholders of record at the close of business of December 15, 2021. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.

On August 19, 2021, the Company also announced that its Board of Directors authorized a new $500 million share repurchase program, which does not have an expiration date. As of October 30, 2021, the Company repurchased 13,043,200 shares of its common stock at an average cost of $23.02 per share for a total cost of approximately $300 million. $200 million of shares remained available for repurchase pursuant to this authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.

Contractual Obligations

As of October 30, 2021, other than the financing transactions discussed above and in Note 5 to the accompanying Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 30, 2021, as reported in the Company’s 2020 Form 10-K.

MACY'S, INC.

Capital Resources

Management believes that, with respect to the Company's current operations, its cash on hand and funds from operations, together with the ABL Credit Facility and other capital resources, will be sufficient to cover the Company's reasonably foreseeable working capital, capital expenditure, debt service and other cash requirements in both the near term and over the longer term. The Company's ability to generate funds from operations may be affected by numerous factors, including the COVID-19 pandemic, general economic conditions and levels of consumer confidence and demand; however, the Company expects to be able to manage its working capital levels and capital expenditure amounts so as to maintain sufficient levels of liquidity. To the extent that the Company's cash balances from time to time exceed amounts that are needed to fund its immediate liquidity requirements, the Company will consider alternative uses of some or all of such excess cash. Such alternative uses may include, among others, the redemption or repurchase of debt, equity or other securities through open market purchases, privately negotiated transactions or otherwise, and payment of dividends.  Depending upon its actual and anticipated sources and uses of liquidity, conditions in the capital markets and other factors, the Company will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, for the purpose of raising capital which could be used to refinance current indebtedness or for other corporate purposes.

Guarantor Summarized Financial Information

The Company had $2,795 million and $3,246 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the “Unsecured Notes”) outstanding as of October 30, 2021 and January 30, 2021, respectively, with maturities ranging from 2023 to 2043. The Unsecured Notes constitute debt obligations of MRH ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent.  The Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior unsecured obligations, senior to any of the Company’s future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company’s subsidiaries that do not guarantee the Unsecured Notes.  Holders of the Company’s secured indebtedness, including the Notes and any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer’s and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The following tables include combined financial information of the Obligor Group.  Investments in non-Guarantor subsidiaries of $6,822 million and $6,126 million as of October 30, 2021 and January 30, 2021, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $444 million and $1,403 million for the 13-weeks and 39-weeks ended October 30, 2021, respectively, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheets

	October 30, 2021	January 30, 2021
	(in millions)
ASSETS
Current Assets	$1,797	$1,297
Noncurrent Assets	6,790	7,491

LIABILITIES
Current Liabilities	$1,738	$2,216
Noncurrent Liabilities (a)	10,664	10,145
(a)	Includes net amounts due to non-Guarantor subsidiaries of $4,524 million and $2,702 million as of October 30, 2021 and January 30, 2021, respectively.

MACY'S, INC.

Summarized Statement of Operations

	13 Weeks Ended October 30, 2021	39 Weeks Ended October 30, 2021
	(in millions)
Net Sales	$163	$549
Consignment commission income (a)	859	2,482
Cost of sales	(90)	(295)
Operating loss	(263)	(757)
Loss before income taxes (b)	(159)	(482)
Net income	134	28
(a)	Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.

(b)	Includes $339 million and $744 million of dividend income from non-Guarantor subsidiaries for the 13 and 39 weeks ended October 30, 2021, respectively.

Outlook and Recent Developments

The COVID-19 pandemic may have a material impact on the Company’s financial condition, results of operations and cash flows from operations in future periods. The extent of the impact of the COVID-19 pandemic on the Company's operational and financial performance depends on future developments outside of the Company's control, including the duration and spread of the pandemic and related actions taken by federal, state and local government officials, and international governments to prevent disease spread.  On November 18, 2021, the Company disclosed, in connection with its third quarter of 2021 earnings release, its updated estimates of performance expectations for fiscal 2021, which have been revised from the performance expectations disclosed on August 19, 2021.  The revisions are due to the Company’s performance for the third quarter of 2021, combined with the faster than anticipated economic recovery from the COVID-19 pandemic.

•

Net sales are expected to be between $24,115 million and $24,275 million, an increase between 39% to 40% compared to fiscal 2020.  Annual digital sales are estimated to be between $8,750 million and $8,800 million.

•	Net credit card revenues are expected to be approximately 3.3% of net sales.
•	Gross margin as a percentage of net sales is expected to increase by up to 950 basis points from 2020.
•	SG&A expense as a percentage of net sales is expected to improve up to 325 basis points compared to 2019 levels.
•	Gains on sale of real estate is expected to be between $70 million and $85 million.
•	Benefit plan income is expected to be approximately $67 million.
•	Depreciation and amortization is expected to be approximately $890 million.
•	Earnings before interest, taxes, depreciation and amortization, excluding the impact of certain items, are expected to be more than 12.5% of net sales.
•	Net interest expense is expected to be approximately $260 million.
•	Adjusted diluted earnings per share are expected to be between $4.57 and $4.76.

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

MACY'S, INC.

Changes in Comparable Sales – 13 Weeks Ended October 30, 2021

Macy's Inc.	Comparable Sales vs. 13 Weeks Ended	Comparable Sales vs. 13 Weeks Ended
	October 31, 2020	November 2, 2019
Increase in comparable sales on an owned basis (Note 1)	37.2%	8.9%
Comparable sales growth impact of departments licensed to third parties (Note 2)	(1.6)%	(0.2)%
Increase in comparable sales on an owned plus licensed basis	35.6%	8.7%

Macy's	Comparable Sales vs. 13 Weeks Ended	Comparable Sales vs. 13 Weeks Ended
	October 31, 2020	November 2, 2019
Increase in comparable sales on an owned basis (Note 1)	36.4%	9.0%
Comparable sales growth impact of departments licensed to third parties (Note 2)	(1.3)%	(0.6)%
Increase in comparable sales on an owned plus licensed basis	35.1%	8.4%

Bloomingdale's	Comparable Sales vs. 13 Weeks Ended	Comparable Sales vs. 13 Weeks Ended
	October 31, 2020	November 2, 2019
Increase in comparable sales on an owned basis (Note 1)	43.4%	9.1%
Comparable sales growth impact of departments licensed to third parties (Note 2)	(4.9)%	2.1%
Increase in comparable sales on an owned plus licensed basis	38.5%	11.2%

bluemercury	Comparable Sales vs. 13 Weeks Ended	Comparable Sales vs. 13 Weeks Ended
	October 31, 2020	November 2, 2019
Increase (decrease) in comparable sales on an owned basis (Note 1)	39.5%	(2.2)%
Comparable sales growth impact of departments licensed to third parties (Note 2)	0.0%	0.0%
Increase (decrease) in comparable sales on an owned plus licensed basis	39.5%	(2.2)%

MACY'S, INC.

Changes in Comparable Sales – 39 Weeks Ended October 30, 2021

Macy's, Inc.	Comparable Sales vs. 39 Weeks Ended	Comparable Sales vs. 39 Weeks Ended
	October 31, 2020	November 2, 2019
Increase in comparable sales on an owned basis (Note 1)	52.4%	1.2%
Comparable sales growth impact of departments licensed to third parties (Note 2)	0.1%	0.2%
Increase in comparable sales on an owned plus licensed basis	52.5%	1.4%

Notes:

(1)

Represents the period-to-period percentage change in net sales from stores in operation during the 13 and 39 weeks ended October 30, 2021 and the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, respectively. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties.  Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. No stores have been excluded as a result of the COVID-19 pandemic. Definitions and calculations of comparable sales may differ among companies in the retail industry.

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

	13 Weeks Ended October 30, 2021	13 Weeks Ended October 31, 2020	13 Weeks Ended November 2, 2019
	(millions, except percentages)
Net sales	$5,440	$3,990	$5,173

Net income (loss)	$239	$(91)	$2

Net income (loss) as a percent to net sales	4.4%	(2.3)%	0.0%

Net income (loss)	$239	$(91)	$2
Interest expense - net	53	80	48
Losses on early retirement of debt	185	—	—
Federal, state and local income tax expense (benefit)	55	(126)	(2)
Depreciation and amortization	225	250	252
EBITDA	$757	$113	$300
Impairment, restructuring and other costs	—	20	13
Settlement charges	8	26	12
Adjusted EBITDA	$765	$159	$325
Adjusted EBITDA as a percent to net sales	14.1%	4.0%	6.3%

MACY'S, INC.

	39 Weeks Ended October 30, 2021	39 Weeks Ended October 31, 2020	39 Weeks Ended November 2, 2019
	(millions, except percentages)
Net sales	$15,794	$10,566	$11,050

Net income (loss)	$687	$(4,104)	$224

Net income (loss) as a percent to net sales	4.3%	(38.8)%	2.0%

Net income (loss)	$687	$(4,104)	$224
Interest expense - net	211	196	143
Losses on early retirement of debt	199	—	—
Financing costs	—	4	—
Federal, state and local income tax expense (benefit)	197	(1,000)	55
Depreciation and amortization	668	722	725
EBITDA	$1,962	$(4,182)	$1,147
Impairment, restructuring and other costs	21	3,445	16
Settlement charges	90	65	12.0
Adjusted EBITDA	$2,073	$(672)	$1,175
Adjusted EBITDA as a percent to net sales	13.1%	(6.4)%	10.6%

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share

The following is a tabular reconciliation of the non-GAAP financial measures of net income (loss) and diluted earnings (loss) per share, excluding certain items identified below, to GAAP net income (loss) and diluted earnings (loss) per share, which the Company believes to be the most directly comparable GAAP measures.

	Third Quarter of 2021		Third Quarter of 2020		Third Quarter of 2019
	Net Income	Diluted Earnings Per Share	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$239	$0.76	$(91)	$(0.29)	$2	$0.01
Impairment, restructuring and other costs	—	—	20	0.06	13	0.04
Settlement charges	8	0.03	26	0.09	12	0.04
Losses on early retirement of debt	185	0.59	—	—	—	—
Income tax impact of certain items noted above	(46)	(0.15)	(15)	(0.05)	(6)	(0.02)
As adjusted to exclude certain items above	$386	$1.23	$(60)	$(0.19)	$21	$0.07

MACY'S, INC.

	2021		2020		2019
	Net Income	Diluted Earnings Per Share	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$687	$2.17	$(4,104)	$(13.20)	$224	$0.72
Impairment, restructuring and other costs	21	0.07	3,445	11.08	16	0.05
Settlement charges	90	0.28	65	0.21	12	0.04
Losses on early retirement of debt	199	0.63	—	—	—	—
Financing costs	—	—	4	0.01	—	—
Income tax impact of certain items noted above	(73)	(0.24)	(351)	(1.13)	(6)	(0.02)
As adjusted to exclude certain items above	$924	$2.91	$(941)	$(3.03)	$246	$0.79

New Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2020 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2020 10-K.

Item 4.	Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 30, 2021, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of October 30, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2020 Form 10-K and Part II, Item 1A. “Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended May 1, 2021 and July 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchase of Common Stock during the third quarter of 2021.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
August 1, 2021 – August 28, 2021	2,828	23.00	2,828	435
August 29, 2021 – October 2, 2021	7,487	22.49	7,487	267
October 3, 2021 – October 30, 2021	2,728	24.47	2,728	200
	13,043	23.02	13,043

(1)

On August 19, 2021, the Company announced that its Board of Directors authorized a new $500 million share repurchase program, which does not have an expiration date. As of October 30, 2021, $200 million of shares remained available for repurchase pursuant to this authorization. The Company may continue, discontinue or resume purchases of common stock under this authorization or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

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

MACY'S, INC.

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

•	duties, taxes, other charges and quotas on imports;
•	labor shortages; and
•	the amount and timing of future dividends and share repurchases.

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

101

The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, filed on December 7, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: December 7, 2021