Form 10-K
period 2022-01-29
Macy's, Inc.
filed 2022-03-25
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 1-13536

Macy's, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3324058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 West 34th Street, New York, New York 10001	(212) 494-1621
(Address of Principal Executive Offices, including Zip Code)	(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	M	New York Stock Exchange

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 30, 2021) was approximately $5,312,997,998.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2022
Common Stock, $.01 par value per share	292,412,187 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2022	Part III

Auditor Firm ID:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Cincinnati, OH

Unless the context requires otherwise, references to “Macy’s” or the “Company” are references to Macy’s and its subsidiaries and references to “2021,” “2020,” and “2019” are references to the Company’s fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively. Fiscal years 2021, 2020, and 2019 included 52 weeks.

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
•

the success of the Company’s operational decisions, including product sourcing, merchandise mix and pricing, and marketing and strategic initiatives, such as growing its digital channels, expanding off-mall and modernizing its technology and supply chain infrastructures;

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

•	the Company’s ability to remain competitive and relevant as consumers’ shopping behaviors continue to migrate to online and other shopping channels and to maintain its brand image and reputation;
•

possible systems failures and/or security breaches, including any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach;

•	the cost of colleague benefits as well as attracting and retaining quality colleagues;
•	transactions and strategy involving the Company's real estate portfolio;
•	the seasonal nature of the Company’s business;
•	conditions to, or changes in the timing of, proposed transactions, and changes in expected synergies, cost savings and non-recurring charges;
•	the potential for the incurrence of charges in connection with the impairment of tangible and intangible assets, including goodwill;
•	possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions;
•

possible actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors and legislative, regulatory, judicial and other governmental authorities and officials;

•	changes in relationships with vendors and other product and service providers;

•	our level of indebtedness;
•	currency, interest and exchange rates and other capital market, economic and geo-political conditions;
•	unstable political conditions, civil unrest, terrorist activities and armed conflicts;
•	the possible inability of the Company’s manufacturers or transporters to deliver products in a timely manner or meet the Company’s quality standards;
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

General

The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. As of January 29, 2022, the Company operated 725 store locations in 43 states, the District of Columbia, Puerto Rico and Guam. The Company's operations are conducted through Macy's, Macy’s Backstage, Market by Macy’s, Bloomingdale's, Bloomingdale’s The Outlet, Bloomies, and bluemercury. In addition, Bloomingdale's in Dubai, United Arab Emirates, and Al Zahra, Kuwait are operated under license agreements with Al Tayer Insignia, a company of Al Tayer Group, LLC.

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

Disaggregation of the Company's net sales by family of business for 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$10,119	$7,206	$9,454
Women’s Apparel	4,433	2,909	5,411
Men’s and Kids’	5,252	3,486	5,628
Home/Other (a)	4,656	3,745	4,067
Total	$24,460	$17,346	$24,560

(a)	Other primarily includes restaurant sales, allowance for merchandise returns adjustments, breakage income from unredeemed gift cards and certain loyalty program income.

In 2021, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.

•

The Company’s wholly-owned bank subsidiary, FDS Bank, provides certain collections, customer service and credit marketing services in respect of all credit card accounts that are owned either by Department Stores National Bank, a subsidiary of Citibank, N.A., or FDS Bank and that constitute a part of the credit programs of the Company’s retail operations.

•

Macy’s Systems and Technology, Inc., a wholly-owned indirect subsidiary of the Company, provides operational electronic data processing and management information services to all of the Company’s operations other than bluemercury.

•

Macy’s Merchandising Group, Inc. (“MMG”), a wholly-owned direct subsidiary of the Company, and its subsidiary Macy's Merchandising Group International, LLC, are responsible for the design and development of Macy’s private label brands and certain licensed brands. Bloomingdale’s uses MMG for a small portion of its private label merchandise. The Company believes that its private label merchandise differentiates its merchandise assortments from those of its competitors.  MMG also offers its services, either directly or indirectly, to unrelated third parties.

•

Macy’s Logistics and Operations, a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services for the Company’s operations and digital customer fulfillment.

The Company’s principal executive office is located at 151 West 34th Street, New York, New York 10001, telephone number: (212) 494-1621.

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

Purchasing

The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company’s purchases during 2021. The Company has no material long-term purchase commitments with any of its suppliers and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be good.

Private Label Brands and Related Trademarks

The principal private label brands currently offered by the Company include Alfani, And Now This, Aqua, Bar III, Belgique, Charter Club, Club Room, Epic Threads, Family PJ’s, first impressions, Giani Bernini, Holiday Lane, Home Design, Hotel Collection, Hudson Park, Ideology, I-N-C, jenni, JM Collection, Karen Scott, lune+aster, M-61, Maison Jules, Martha Stewart Collection, Oake, Sky, Style & Co., Sun + Stone, Sutton Studio, Tasso Elba, The Cellar, Tools of the Trade and Wild Pair.

The trademarks associated with the Company's private label brands, other than Martha Stewart Collection, are owned by the Company. The Martha Stewart Collection is owned by a third party, which licenses the trademark associated with the brand to Company pursuant to an agreement. The agreement for the Martha Stewart Collection extends through 2022.

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

Available Information

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") available free of charge through its internet website at https://www.macysinc.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, the Company has made the following available free of charge through its website at https://www.macysinc.com:

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

Human Capital Resources

Culture & Engagement

At Macy’s, culture is how the Company serves and supports its customers, communities and employees (called colleagues).  The Company’s workplace is rooted in equity and guided by its values of acceptance, respect, integrity and giving back.

The Company gathers colleague feedback at key times throughout the colleague lifecycle from onboarding to offboarding and provides regular venues for colleagues to ask questions and share their opinions, such as Ask Me Anything sessions, town halls and colleague resource groups.  The Company formally solicits feedback from all colleagues twice a year through an enterprise-wide Culture Pulse Survey.  The results are shared across the organization to provide visibility to both managers (called people leaders) and colleagues and help create an opportunity for open and constructive discussions among teams.

Diversity, Equity & Inclusion (DE&I)

Macy’s commitment to diversity, equity and inclusion is guided by its values and starts from within by working to build a workforce that represents the communities it serves at all levels and making structural changes to implement practices and processes designed to be equitable and cultivate a culture of belonging.  The Company seeks to empower colleagues to harness and unleash the power of their individuality to help drive better business decisions for customers and shareholders.

The Company actively promotes an inclusive and welcoming environment for all customers and is also focused on supporting and developing underrepresented suppliers; investing in economic and workforce development; contributing to organizations fighting for social justice; and awarding scholarships to cultivate future leaders.

One of the Company’s measures to advance the diversity of its leadership is the MOSAIC program, a one-year professional development program with continued support available as participants progress through their careers, launched in 2019 for its top talent at the manager and director levels who self-identify as ethnically diverse.  From 2020 to 2021, approximately 74% of program participants were promoted or moved into a new role, with approximately 18% promoted to senior director level.  The Company achieved 27.5% ethnic diversity representation at the director level and above, with a goal to reach 28.3% in 2022 and 30% by 2025.

Macy’s believes people leaders play an important role in driving performance and an inclusive culture.  In 2020, the Company incorporated People Leader Commitments (which were launched in 2019) and DE&I into the performance review process.  In 2021, the Company included standardized DE&I goals into annual reviews at the director level and above.  Starting in 2022, the Company has included the ethnic representation goal at the director level and above as part of annual incentive goals for the Company.

Company-sponsored, employee-led resource groups (ERGs) provide an opportunity for colleagues to experience connection, achieve belonging and build community.  In 2021, ERGs expanded beyond our corporate offices to all supply chain locations and 124 stores and continue to be a resource for attracting and retaining talent.  We also launched the Interfaith ERG across Macy’s and Bloomingdales, based on colleague feedback that there is a need to incorporate dialogue and education about religion and non-religious beliefs in the workplace.

Macy’s DE&I focus areas extend beyond its colleagues and include community, customers, marketing and suppliers.  We have achieved a score of 100 every year since 2015 on the Human Rights Campaign Foundation’s Corporate Equity Index, earning the designation as “Best Place to Work for LGBTQ+ Equity.”  This index is the nation’s foremost benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality.  In November 2021, Macy’s was recognized by the NBIC, a coalition of the nation’s leading business organizations representing diverse communities, as one of the Top 50 Best-of-the-Best Corporations for Inclusion.  For example, here are a few highlights from the past year:

•

Two Macy’s colleagues continued their second year as fellows, solely dedicated to the work of CEO Action for Racial Equity Taskforce—the mission of the taskforce is to identify, develop and promote scalable and sustainable public policies and corporate engagement strategies that will address systemic racism, social justice and improve societal well-being.

•	Added pronouns to colleague name badges and email signatures to foster a more inclusive environment for customers and colleagues.
•	Advanced diverse representation in advertising to reflect customers and expanded media to reach more ethnically diverse audiences.
•

Launched a new partnership with a strategic marketing and creative agency, JOY Collective, to integrate deeper cultural fluency across marketing activities including heritage and history month campaigns.

•	Celebrated a decade of The Workshop at Macy’s with expanded class size and month-long e-commerce activation.

Learning & Development

Macy’s believes that learning goes hand in hand with career growth, personal satisfaction and outstanding results.  The Company aspires to create a learning culture where colleagues actively learn, apply what they have learned to address business challenges and share their knowledge, including their mistakes, to help others grow.  Learning is accessible through Ignite (powered by Degreed), the Company’s self-directed learning experience platform as well as through technology, social learning and meaningful experiences and exposures with colleagues.  We have also partnered with Guild, a leading education and upskilling platform, to provide “Fully Funded Education for Everyone,” including over 50 programs that lead to college degrees.

The Company makes investments in its people leaders and future leaders.  Macy’s and Bloomingdale’s Executive Development Programs offer immersive, hands-on learning experiences for recent college graduates from top universities across the U.S. to jump start a career in retail, with specialization in technology, digital, stores, merchandising, and supply chain.  Macy’s and Bloomingdale’s offer internships for college students and Bloomingdale’s offers an early immersion program focused on providing experiential learning and career exposure to those who identify with underrepresented groups.  Bluemercury’s Shooting Stars is a six-month mentorship program that empowers mentees to own their journey by creating a development plan, becoming an inclusive leader and leveraging resources to support their career aspirations.  In 2019, Macy’s partnered with Parsons School of Design to launch Macy’s Fashion Academy – a custom executive education program designed to offer best-in-class development across all disciplines of its merchant talent.  As a result of this partnership, we have been able to offer our Merchants custom experiences aligned with key pillars of our Polaris Strategy.

People leaders participate annually in required leadership development training and have access to robust on-demand development resources.  Professional colleagues participate in a 90-day onboarding experience with performance milestones, support resources and role-specific training

Data Analytics

During 2021, Macy’s continued to make progress in embedding data and analytics in Human Capital strategies and program measurements.  Taking advantage of cloud-based HR technology has enabled real-time access to information and driven more colleague and people leader self-service.

•	Career & leadership development: Online learning platform enables the development of targeted learning driven by Company-desired skill sets and/or colleague-driven skill development
•	Culture: Through the analysis of culture surveys, the Company can gauge progress over time and identify areas where enhancements need to be introduced
•	Human resources: Leveraging technology to automate responses for common colleague questions related to pay and benefits
•

Talent recruitment and retention:  Leveraging recruiting data from previous years enables the forecasting of talent needs and leads to more improved onboarding, leadership spans of control and marketing investments

•

Workplace structure: Through customer analysis, the Company has identified opportunities for sales growth, which in turn have led to the launch and build-out of specialized teams targeted on delivering these opportunities

Total Rewards

Macy’s offers comprehensive benefits and an awards strategy that is designed to recognize performance and talent development.  Eligible colleagues have varied medical plan options to meet individual needs.  The Company provides paid time-off, parental leave and holiday pay as well as a company 401(k) plan and match, dependent care flexible spending account and a colleague merchandise discount for eligible colleagues.

The Company believes that pay equity is fundamental to its culture and DE&I strategy.  Compensation is based on job position, responsibilities, experience and performance with incentive opportunities that allow colleagues to share in the Company’s success.

In 2021, the Company achieved greater than 99% pay equity across gender and race.  In terms of both base pay and total compensation, the Company expects to pay female colleagues at greater than 99% of what it pays male colleagues, and it expects that minorities will be paid at greater than 99% of what it pays non-minorities in the U.S.

In 2021, we continued our path to clear and competitive compensation programs by making the following investments:

•	Introduced long-term incentive opportunities for our director-level colleagues effective in 2022.
•	Provided our colleagues with access to view earned wages on a daily basis.
•	Committed to raising our hourly colleagues’ pay rate to $15/hour minimum nationwide in 2022.
•	Added a flexible paid holiday to support our colleagues’ well-being and provide further flexibility to take a day off on a holiday that is important to them.
•	Partnered with Guild to provide “Fully Funded Education for Everyone,” including over 50 programs that lead to college degrees.

Number of Employees

As of January 29, 2022, excluding seasonal employees, Macy’s had 88,857 full-time and part-time employees.  Because of the seasonal nature of the retail business, the number of employees peaks during the holiday season. Approximately 8% of employees are represented by unions.

Sustainability

Macy’s relationships with its customers, colleagues and the communities it serves drives a deep sense of stewardship in how the Company interacts with its stakeholders and underpins its commitment to promoting sustainability.  The guiding principles of the Company’s sustainability strategy are:

•	Managing the environmental impact of its business
•	Promoting positive social impact, and
•	Continuing to ensure strong governance that holds Macy’s accountable.

The Company proactively and continually engages with its stakeholders on sustainability issues that span the breadth of its operations. This includes transparency, product responsibility and supply chain and energy management. Macy’s is guided in its actions and reporting by its stakeholders and by third-party frameworks, including Sustainability Accounting Standards Board’s multiline and specialty retailers and distributors standard and the Task Force on Climate-Related Financial Disclosures.

The Company continues to advance its sustainability strategy as it responds to evolving stakeholder expectations. Certain highlights of recent sustainability accomplishments include earning a B score on its 2021 CDP Climate Change Report and launching a sustainable products retail sitelet and Oake, a sustainable private brand textiles brand.

The Company’s management is responsible for the development and implementation of its sustainability strategies and programs. Ultimate oversight by the Company’s Board of Directors is included in its committee charters and practices. The Chief Financial Officer along with the Disclosure Committee engages with stakeholders on sustainability and climate-related issues and provides feedback to management and the Board. The Chief Supply Chain Officer reports directly to the Chief Executive Officer and is responsible for the teams that manage sustainability initiatives and supply chain transparency. The Sustainability Executive Steering Committee, Disclosure Committee and Corporate Strategy Group also approve the sustainability strategy and priorities, guide risk management and link to growth opportunities.

Macy’s is committed to minimizing the environmental impacts across its operations and supply chain and seeks to responsibly manage the resources it consumes and the waste it produces across its stores and logistics network. The Environmental Services team is responsible for the development of the Company’s environmental programs for all facilities across the organization. These programs include policies and procedures designed to ensure compliance with federal, state and local environmental laws.

Information about our Executive Officers

The following table sets forth certain information as of March 24, 2022 regarding the Executive Officers of the Company:

Name	Age	Position with the Company
Jeff Gennette	60	Chief Executive Officer, Chairman of the Board and Director
Adrian V. Mitchell	48	Executive Vice President and Chief Financial Officer
Elisa D. Garcia	64	Executive Vice President, Chief Legal Officer and Secretary
Danielle L. Kirgan	46	Executive Vice President and Chief Transformation Officer
Paul Griscom	41	Senior Vice President and Controller

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

Adrian V. Mitchell has been Executive Vice President and Chief Financial Officer of the Company since November 2020; prior thereto he served as a Managing Director and Partner in the Digital BCG and Consumer Practices of Boston Consulting Group, a global management consulting firm, from July 2017 to October 2020, Chief Executive Officer of Arhaus LLC, a retail chain that designs and sells home furnishings, from January 2016 to March 2017, executive positions at Crate and Barrel Holdings, Inc. from October 2010 to October 2015 including interim CEO, Chief Operating & Chief Financial Officer and Chief Financial Officer, and management positions at Target Corporation from March 2007 to October 2010 including Director of Strategy & Interactive Design for target.com and Director of Innovation & Productivity leading enterprise-wide projects for Target Corporation.

Elisa D. Garcia has been Executive Vice President, Chief Legal Officer and Secretary of the Company since September 2016; prior thereto she served as Chief Legal Officer of Office Depot, Inc. from December 2013 to September 2016, Executive Vice President and Secretary from July 2007 to September 2016 and General Counsel from July 2007 to December 2013.

Danielle L. Kirgan has been Executive Vice President and Chief Transformation and Human Resources Officer of the Company since February 2020 and Chief Human Resources Officer since October 2017; prior thereto she served as Senior Vice President, People at American Airlines Group, Inc., an airline holding company, from October 2016 to October 2017, Chief Human Resources Officer at Darden Restaurants, Inc. from January 2015 to October 2016 and Senior Vice President from May 2010, Vice President, Global Human Resources at ACI Worldwide, Inc. from January 2009 to December 2009, and Vice President, Human Resources at Conagra Foods, Inc. from 2004 to 2008.

Paul Griscom has been Senior Vice President and Controller of the Company since August 2020; prior thereto he served as Vice President and interim Principal Accounting Officer from June to August 2020, Vice President, Financial Reporting and Accounting Services from May 2019 to August 2020, Vice President, Financial Reporting from June 2017 to April 2019, Director of Financial Reporting from July 2016 to May 2017, Director, Training & Products, GAAP Dynamics from January 2012 to July 2016 and held various positions at KPMG LLP from November 2000 to January 2012.

Item 1A.	Risk Factors.

In evaluating the Company, the risks described below and the matters described under “Forward-Looking Statements” should be considered carefully. Such risks and matters are numerous and diverse, may be experienced continuously or intermittently, and may vary in intensity and effect. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. Any of such risks and matters, individually or in combination, could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as on the attractiveness and value of an investment in the Company’s securities. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, financial condition, results of operations or cash flows in the future.

COVID-19 Pandemic Risks

The COVID-19 pandemic has had and could continue to have a significant negative impact on the Company’s business, financial condition, results of operations and cash flows.

Since the first quarter of fiscal 2020, the COVID-19 pandemic has had a significant impact on the retail industry, including our business. Although the Company has experienced a strong recovery in operating results during fiscal 2021 as compared to fiscal 2020, the Company continues to monitor the impacts of COVID-19 on the macro economy as well as on the Company’s and its vendor partners’ operations. The full impact of the COVID-19 pandemic is uncertain at this time, but we expect that it could continue to have adverse impacts on the Company’s business, financial condition and results of operations, including, but not limited to:

•

On March 18, 2020, the Company temporarily closed all of its stores and subsequently furloughed the majority of its workforce. As states and localities began to ease the regulations imposed to slow the spread of COVID-19, the Company began to reopen its stores and by the end of the second quarter of 2020, substantially all of the Company’s stores had reopened. The store closures resulted in a temporary material decline in revenue and operating cash flow. The Company has seen significant improvement in its operations in 2021. However, pockets of resurgence and variant strains of COVID-19 continue to emerge in parts of the world and the U.S., which could negatively impact future store performance if consumer shopping behaviors are impacted, the health of our customers and colleagues is compromised or government officials reinstate restrictions that impact our operations. As a result, there can be no assurance as to whether store closures may again be required.

•

As a result of the COVID-19 pandemic, and particularly since the reopening of stores in 2020, the Company implemented safety measures and health and wellness precautions across its stores and facilities to mitigate risk to its customers and Company colleagues. These efforts to protect the health and well-being of customers and Company colleagues have resulted in, and will continue to result in, additional selling, general and administrative (“SG&A”) expenses. Further efforts to mitigate the impact of the COVID-19 pandemic, such as governmental requirements for employers to implement workforce vaccination-or-testing mandates, could require additional management time and focus and, possibly, significant SG&A expenses.

•

During fiscal 2020, the COVID-19 pandemic had a significant impact on economic conditions and discretionary consumer spending and consumer shopping behaviors in North America. In response to the disruption caused by the COVID-19 pandemic, the Company reconfigured its cost base through colleague reductions, reduced discretionary spending and made investments to adapt to the changes in consumer behavior. An increased percentage of sales are now originating through digital channels. If digital sales penetration continues to increase and we are unable to offset the increased costs of fulfilling digital orders with margin expansion, delivery expense savings or other efficiencies, our results of operations could be adversely impacted.

•

The Company has experienced and may continue to experience delays in inventory receipts and temporary or long-term disruptions in its supply chain, as the outbreak has impacted manufacturing and distribution throughout the world. The receipt of products or raw material sourced from impacted areas has been and may continue to be slowed or disrupted, which could impact the Company’s private brands or the fulfillment of merchandise orders from the Company’s brand partners. Furthermore, transportation delays, worker shortages and cost increases have impacted and may continue to impact the Company, its suppliers’ operations and its customers.

•

The Company’s liquidity was negatively impacted by closures of its stores in fiscal 2020. In response, the Company took several actions to increase liquidity and financial flexibility, including entering into a new $2.9 billion asset-based credit facility and issuing $1.3 billion in aggregate principal amount of 8.375% senior secured notes due 2025 (the “2025 Notes”).  Although the Company redeemed the entire outstanding $1.3 billion aggregate principal amount of the 2025 Notes in 2021, had no borrowings outstanding under the asset-based credit facility at the end of fiscal 2021, and repaid $280 million of debt prior to maturity in fiscal 2022, further resurgences of COVID-19 in the future may require the Company to incur additional debt to improve its cash position.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence and spread of variants, infection rates in areas where the Company operates, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines in the markets where the Company operates, and the impact of these and other factors on the Company’s employees, customers, suppliers, distributors, and manufacturers. As such, the Company will continue to assess the highly uncertain financial impacts of the COVID-19 pandemic. Further disruption of the global economy and related impacts on the Company’s business may lead to triggering events that may indicate that the carrying value of certain assets, including inventories, long-lived assets, intangibles, and goodwill, may not be recoverable.

The impact of COVID-19 may also exacerbate other risks included in in this section, any of which could be material. The situation is continually changing, and future impacts may materialize that are not yet known.

Strategic, Operational and Competitive Risks

Our strategic plans and initiatives may not be successful, which could negatively affect our profitability and growth.

In 2020, we announced the Polaris strategy, a multi-year plan designed to stabilize profitability and position the Company for sustainable, profitable growth. Over the course of the COVID-19 pandemic, we have refined the components of the Polaris strategy to focus where we believe we can create differentiation and drive competitive advantage, including a focus on winning with fashion and style, delivering clear value, excelling in digital shopping, enhancing store experience, modernizing supply chain and enabling transformation. Our digitally-led omni-channel strategy is committed to creating a seamless integration between physical stores and digital shopping. We plan to continue our focus on strengthening our omni-channel capabilities with investments in digital shopping experiences, data and analytics, technology infrastructure and more efficient fulfillment capabilities. These initiatives have required and will continue to require our management, colleagues, and contractors to make transformational changes in our business operations and to improve productivity. These initiatives are also subject to the ability to attract and retain skilled personnel to support the initiatives. Our ability to achieve sustainable, profitable growth is subject to the successful implementation of our strategic plans, including the Polaris strategy, and realization of anticipated benefits and savings. If we are unable to successfully execute our strategic plans and initiatives to achieve the intended results or these investments or initiatives do not perform as expected or create implementation or operational challenges, our profitability and growth could suffer.

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

Our profitability depends on our ability to manage inventory levels and merchandise selection. Overestimating customer demand for merchandise will likely result in the need to record unplanned and incremental inventory markdowns and sell excess inventory at clearance prices, which would negatively impact our gross margins and operating results. Underestimating customer demand for merchandise can lead to inventory shortages, missed sales opportunities and negative customer experiences.

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

As consumers continue to migrate online, a trend that has accelerated with the COVID-19 pandemic, we face pressures to not only compete from a price perspective with our competitors, some of whom sell the same products, but also to differentiate Macy's, Inc’s. merchandise offerings, services and shopping experiences to stay relevant in retail's ever-changing environment. We continue to significantly invest in our omnichannel capabilities, seeking to improve the profitability of our digital business through delivery expense reduction, gross margin expansion and other initiatives to support digital sales growth.  We also are seeking to improve the delivery experience of our customers with strategic investments to fulfill digital sales demand and elevated delivery speed expectations. Insufficient, untimely or misguided investments in these areas could significantly impact our profitability and growth.

In addition, a continued decline of customer store traffic and migration of sales from brick-and-mortar stores to digital platforms could lead to additional store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.

Our ability to grow depends in part on our stores remaining relevant to customers.

We have invested in facilities and fixtures upgrades, merchandise assortment and customer service in selected stores to improve customer retention rates and overall customer satisfaction. We have also opened new off-mall smaller store formats – Market by Macy’s and Bloomie’s – in selected markets to promote customer acquisition, test replacement, expansion or market entry locations, and support our omni-market capabilities. While these store investments and off-mall store formats are intended to improve the customer store experience and drive traffic, realization of these benefits may not occur.

Because we rely on the ability of our physical retail locations to attract customers, provide full or curated merchandise selections, drive traffic to digital channels and assist in fulfillment, returns and other omni-channel functions, providing a desirable and sought-out shopping experience is important to our financial success. Changes in consumer shopping habits, an over-malled/over-retailed environment, financial difficulties at other anchor tenants, significant mall vacancy issues, mall violence and new on- and off-mall developments could each adversely impact the traffic at current retail locations and lead to a decline in our financial condition or performance.

We may not be able to successfully execute our real estate strategy.

We continue to explore opportunities to monetize our real estate portfolio, including sales of stores as well as non-store real estate, such as warehouses, outparcels and parking garages. We also continue to evaluate our real estate portfolio to identify opportunities where the redevelopment value of our real estate exceeds the value of non-strategic operating locations. This strategy is multi-pronged and may include transactions, strategic alliances or other arrangements with mall developers or other unrelated third-parties. Due to the cyclical nature of real estate markets, the performance of our real estate strategy is inherently volatile and could have a significant impact on our results of operations or financial condition.

Our revenues and cash requirements are affected by the seasonal nature of our business.

Our business is seasonal, with a high proportion of revenues and operating cash flows generated during the second half of the year, which includes the fall and the months of November and December. A disproportionate amount of our revenues is realized in the fourth quarter due to this seasonality. Should sales during this period fall below our expectations, a disproportionately negative impact on our annual results of operations could occur.

We generally incur significant additional expenses in the period leading up to the months of November and December in anticipation of higher sales volume in those periods, including costs for additional inventory, advertising and employees. If we are not successful in executing our sales strategy during this period, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations and cash flows.

We depend on our ability to attract, train, develop and retain quality colleagues.

Our business is dependent upon attracting, training, developing and retaining quality employees at all levels of the organization, and management personnel to develop and effectively execute successful business strategies. Macy's, Inc. has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. Our ability to meet labor needs while controlling costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In recent years, low unemployment, labor shortages, intense competition for talent and a competitive wage environment have impacted our ability to attract, recruit and retain talent. In addition, the continued uncertainties surrounding the COVID-19 pandemic, including changing national and local regulations related to protective measures to mitigate the spread of the virus, could cause us to incur additional unexpected labor costs and other expenses and impact our ability to attract, recruit or retain employees needed for our operations.

Increases in labor costs and the cost of employee benefits could impact our financial results and cash flow.

Minimum wage increases by states and wage and benefit increases to attract and retain workers in a tight labor market have increased labor costs in the retail sector. These increased costs pressure our margins and could have a negative impact on our financial results.

Our expenses relating to employee health benefits are significant. Recent medical plan cost increases have been driven by pandemic-related business impacts, increases in participation and claims under continued health insurance coverage after leaving employment, and pharmacy claims increases.  Unfavorable changes in the cost of employee health benefits could negatively affect our financial results and cash flow. Healthcare costs have risen significantly in recent years, and legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Due to uncertainty regarding legislative or regulatory changes, we are not able to fully determine the impact that future healthcare reform could have on our company-sponsored medical plans.

If cash flows from our private label and co-branded credit cards decrease, our financial and operational results may be negatively impacted.

In 2005, in connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, N.A. (“Citibank”), the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement ("Credit Card Program"). Subsequent to this initial arrangement and associated amendments, on December 13, 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program with Citibank (the “Program Agreement”), pursuant to which Citibank issues, maintains and services Macy’s and Bloomingdale’s private label and co-branded credit cards.  Under the Program Agreement, which extends until March 31, 2030, Citibank owns the credit card receivables generated from sales through the credit cards and Macy’s receives fees and shares in profits based on a tiered return on the receivables portfolio net of program expenses.  Credit card revenues, net were $832 million, or approximately 3.4% of net sales, for 2021. Deterioration in economic conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in the Company receiving lower payments under the credit card program.

In addition, recent shifts from sales through our proprietary credit cards to debit products and alternative buy-now-pay-later payment methods may result in increased costs and could have a negative impact to credit card revenues due to potentially reduced credit card receivable balances.

Credit card operations are subject to many federal and state laws that may impose certain requirements and limitations on credit card providers. Citibank and our subsidiary bank, FDS Bank, may be required to comply with regulations that may negatively impact the operation of our proprietary credit card. This negative impact may affect our revenue streams derived from the credit cards receivables portfolio and our financial results.

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

These plans allow eligible retiring employees to receive lump sum distributions of benefits earned. Under applicable accounting rules, if annual lump sum distributions exceed an actuarially determined threshold of the total of the annual service and interest costs, we would be required to recognize in the current period of operations a settlement expense of a portion of the unrecognized actuarial loss, which could have a negative impact on our results of operations.

If our Company’s reputation and brand image are not maintained at a high level, our operations and financial results may suffer.

We believe our reputation and brand image are partially based on the perception that we act equitably and honestly in dealing with our customers, employees, business partners and shareholders. Our reputation and brand image may be deteriorated by any incident that erodes the trust or confidence of our customers or the general public, particularly if the incident results in significant adverse publicity or governmental inquiry. Information about us, whether or not true, may be instantly posted on social media platforms at any time, which could adversely impact our reputation or brand image. The harm could be immediate without affording us an opportunity for redress or correction. If our reputation or brand image is damaged, our customers may refuse to continue shopping with us, potential employees may be unwilling to work for us, business partners may be discouraged from seeking future business dealings with us and, as a result, our business and results of operations may suffer.

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

Our business depends on the orderly receipt and distribution of merchandise and effective management of our distribution and fulfillment centers. Unforeseen disruptions in operations due to fire, severe weather conditions (including those that may be caused by climate change), natural disasters, health pandemics or other catastrophic events, labor disagreements, or other shipping problems may result in the loss or unavailability of inventory and/or delays in the delivery of merchandise to our stores, fulfillment centers and customers.

A material disruption in our information technology systems could adversely affect our business or results of operations.

We rely extensively on our information technology systems to process transactions, summarize results and manage our business. Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by our employees. If our information technology systems are materially damaged or cease to function properly, including a material disruption in our ability to authorize and process transactions at our stores or on our online systems, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data and interruptions or delays in our operations. Any material interruption in our information technology systems could negatively affect our business and results of operations.

If our technology-based e-commerce systems do not function properly, our operating results could be negatively affected.

Customers are increasingly shopping online. We strive to anticipate and meet our customers’ changing expectations and are focused on building a seamless shopping experience across our omnichannel business. Any failure to provide user-friendly, secure e-commerce platforms that offer merchandise, delivery options and shopping experiences that resonate with customers could place us at a competitive disadvantage, result in the loss of online and other sales, harm our reputation with customers and have a material adverse impact on the growth of our business and our operating results.

Information Security, Cybersecurity, Privacy and Data Management Risks

A breach of our information technology systems could adversely affect our reputation, business partner and customer relationships and operations, and result in high costs.

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

We employ safeguards for the protection of this information and have made significant investments to secure access to our information technology network, the importance of which has increased due to many of our colleagues working remotely as a result of the COVID-19 pandemic. For instance, we have implemented authentication protocols, installed firewalls and anti-virus/anti-malware software, established data security breach preparedness and response plans, and conduct continuous risk assessments. We also employ encryption and other methods to protect our data, promote security awareness with our employees and work with business partners in an effort to create secure and compliant systems.

Protections we have in place to safeguard this information may be compromised as a result of third-party security breaches, theft, cyberattacks, errors by employees or employees of third-party vendors, or contractors, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to company data.

Retail data frequently targeted by cybercriminals includes consumer credit card data, personally identifiable information, including social security numbers, and health care information. For retailers, point of sale and e-commerce websites are often attacked through compromised credentials, including those obtained through phishing, vishing and credential stuffing. Other methods of attack include advanced malware, the exploitation of software and operating vulnerabilities, and physical device tampering/skimming at card reader units. We believe these attack methods will continue to evolve. In addition, the risk of cyber-based attacks is heightened with many of our employees working and accessing our technology infrastructure remotely as a result of the COVID-19 pandemic.

Cyber threats are increasing in scope, sophistication and frequency and bad actors are exploiting vulnerabilities to gain access to networks for the purpose of implementing ransomware, which is used to encrypt and steal data and causes public facing business interruptions. Our ability to react, mitigate and restore services from an interruption of our systems and processes is key to avoiding adverse financial impacts resulting from loss of sales, services and the cost of paying a ransom.

Remote work due to the COVID-19 pandemic has also created additional challenges to our ability to protect remote workers, corporate networks and cloud environments. We are identifying, tracking and mitigating advanced phishing, malware and credential compromises daily. These attacks are typically occurring on home networks and migrate to the corporate network. However, despite instituting controls for the protection of information, the techniques used to obtain unauthorized access, disable or degrade service change frequently and our systems and networks may nevertheless remain vulnerable to threats and attacks. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deception to employees, contractors, vendors and temporary staff. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information systems. We may be unable to protect the integrity of our systems or company data. An alleged or actual unauthorized access or unauthorized disclosure of non-public personal information could:

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

We depend on vendors for timely and efficient access to products we sell. We source the majority of our merchandise from manufacturers located outside the U.S., primarily Asia.  In the normal course of business, we provide credit enhancement to our vendors to support accounts receivable factoring and financing with third parties. Current economic conditions may adversely impact our vendors and they may be unable to access financing or become insolvent and unable to supply us with products, or we may be required to increase cash collateral levels or provide guarantees to support our vendors’ financing arrangements. Any major changes in tax policy, such as the disallowance of tax deductions for imported merchandise could have a material adverse effect on our business, results of operations and liquidity.

In recent months, we have experienced delays in merchandise inventory receipts and product delivery due to a continuing global shortage of vessels and air freight, port congestion, a global worker shortage impacting shipping and ports, truck driver shortages, rail congestion at major freight hubs and increasing demand for consumer goods. Although these delays have not materially impacted our operations to date, they could potentially have a material adverse impact on future product availability, product mix and sales if the delays do not improve. We are also experiencing increases in shipping rates from Trans-Pacific ocean carriers due increases in spot market rates and to shortage of shipping capacity from China and other parts of Asia, and increases in trucking costs due to truck driver shortages and fuel costs.

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

In recent years, the U.S. has been engaged in extended trade negotiations with China, which has resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the U.S. While recent tariffs and modifications to trade agreements have not resulted in a material impact on our business, results of operations, and liquidity to date, any additional actions, if ultimately enacted, could negatively impact our ability and the ability of our third-party vendors and suppliers to source products from foreign jurisdictions, which could lead to an increase in the cost of goods and adversely affect the Company’s profitability.

We continue to evaluate the impact of currently effective tariffs, including potential future retaliatory tariffs, as well as other recent changes in foreign trade policy and the U.S. Administration on our supply chain, costs, sales and profitability, and are working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China could negatively impact our business, results of operations and liquidity if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our business and results of operations.

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

Economic and civil unrest in areas of the world where we source products, as well as shipping and dockage issues, could adversely impact the availability or cost of our products, or both. Most of the Company’s goods imported to the U.S. arrive from Asia through ports located on the U.S. west coast and are subject to potential disruption due to labor unrest or shortages, security issues or natural disasters affecting any or all of these ports. In addition, in recent years, we have substantially increased the number and types of merchandise that are sold under the Company’s proprietary brands. While we have focused on the quality of our proprietary branded products, we rely on third-parties to manufacture these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may vary from expectations and standards, the products may not meet applicable regulatory requirements which may require us to recall these products, or the products may infringe upon the intellectual property rights of third-parties. We face challenges in seeking indemnities from manufacturers of these products, including the uncertainty of recovering on such indemnity and the lack of understanding by manufacturers of U.S. product liability laws in certain foreign jurisdictions.

We also face concerns relating to human rights, working conditions and other labor rights, and conditions and environmental impact in factories or countries where merchandise that we sell is produced, as well as concerns about transparent sourcing and supply chains. Although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to production of merchandise, doing business in foreign countries and importing merchandise, and to screen, train and monitor our private label vendors to ensure safe and ethical treatment of workers in our supply chain, there can be no assurance that our vendors and other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely impact our reputation, results of operations and business.

Material disruptions in relationships with third-parties with whom the Company does business could adversely affect its operations.

The Company is a party to contracts, transactions and business relationships with various third parties, including suppliers, service providers, lenders and participants in joint ventures, strategic alliances and other commercial relationships. In some cases, we depend upon such third parties to provide products, services, advertising, technology infrastructure, development and support, data analytics, logistics, other goods and services to operate our business in the ordinary course, extensions of credit, credit card accounts and related receivables, and other matters. Furthermore, third-party vendors may sell products directly to consumers in addition to, or in some cases in lieu of, traditional wholesale channels such as independent stores and retail chains. As our business model depends on offering quality and relevant merchandise brands from third-party vendors in addition to our own private label products, any material disruption in our relationship with such vendors, or material disruption in the products or services provided by other third parties, could adversely affect our revenues, expense structure, earnings and operations.

Economic, Global, Legal and External Risks

The Company’s business is subject to discretionary consumer spending, unfavorable economic and political conditions, and other related risks.

Our sales are significantly affected by changes in discretionary spending by consumers. Consumer spending may be affected by many factors outside of our control, including general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, consumer behaviors towards incurring and paying debt, the cost of basic necessities and other goods, the strength of the U.S. Dollar relative to foreign currencies and the effects of the weather, natural disasters or health pandemics. These factors can have psychological or economic impacts on consumers that affect their discretionary spending habits. Any decline in discretionary spending by consumers could negatively affect our business and results of operations.

Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect our business and results of operations. For example, unfavorable changes related to interest rates, rates of economic growth, fiscal and monetary policies of governments, inflation, deflation, tax rates and policy, unemployment trends, energy prices, and other matters that influence the availability and cost of merchandise, consumer confidence, spending and tourism could negatively affect our business and results of operations. Unstable political conditions, civil unrest, terrorist activities, armed conflicts or events of extreme violence, including any escalation of the conflict between Russia and Ukraine, may disrupt commerce and could negatively affect our business and results of operations.

Our business could be materially adversely affected by extreme weather conditions, natural disasters or regional or global health pandemics.

Extreme weather conditions, including those that may be caused by climate change, in the areas in which our stores are located could negatively affect our business and results of operations. For example, frequent or unusually heavy snowfall, ice storms, rainstorms or other extreme weather conditions over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could reduce demand for a portion of our inventory and thereby reduce our sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain and cause staffing shortages in our stores.

Natural disasters such as hurricanes, tornadoes and earthquakes, or a combination of these or other factors, could damage or destroy our facilities or make it difficult for customers to travel to our stores, thereby negatively affecting our business and results of operations.

Public concern regarding the risk of contracting COVID-19 and any related variants could have a material and adverse effect on our business. The continued development of the COVID-19 pandemic could also impact future economic activity, which could lead to increased unemployment and significantly impact consumer confidence and discretionary spending.

Litigation, legislation, regulatory developments or non-compliance could adversely affect our business and results of operations.

We are subject to various federal, state and local laws, rules, regulations, inquiries and initiatives in connection with both our core business operations and our credit card and other ancillary operations (including the Credit Card Act of 2009 and the Home Owners’ Loan Act of 1933). Recent and future developments relating to such matters could increase our compliance costs and adversely affect the profitability of our credit card and other operations. Our effective tax rate is impacted by a number of factors, including changes in federal or state tax law, interpretation of existing laws and the ability to defend and support the tax positions taken on historical tax returns. Certain changes in any of these factors could materially impact the Company’s effective tax rate and net income.

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

In addition, our business is subject to complex and rapidly evolving laws addressing data privacy and data protection and companies are under increased regulatory scrutiny with respect to these matters. The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The interpretation and application of existing laws regarding data privacy and data protection are in flux and many states are considering new regulations in this area. The California Consumer Privacy Act (CCPA), California Privacy Rights Act (CPRA) and other applicable U.S. privacy laws or new state or federal laws may limit our ability to collect and use data, require us to modify our data processing practices or result in the possibility of fines, litigation or orders which may have an adverse effect on our business and results of operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may also require us to incur substantial costs to reach compliance or change the manner in which we use data.

Our sales and operating results could be adversely affected by product safety concerns.

If our merchandise offerings do not meet applicable safety standards or consumers' expectations regarding safety, we could experience decreased sales, increased costs and/or be exposed to legal and reputational risk. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and/or private litigation. Reputational damage caused by real or perceived product safety concerns could negatively affect our business and results of operations.

Climate Change-Related Risks

Climate change, or legal, regulatory, or market measures to address climate change, could adversely affect our business and results of operations.

We have identified certain climate change-related risks that may impact our business over the short-, medium- and long-term. The nature of these risks depends on both the physical aspects of climate change as well as legal, regulatory, and market requirements, pressure to reduce our carbon footprint and our ability to understand and respond to rapidly evolving developments. Climate change and related measures could have adverse impacts on the Company’s business, financial condition and results of operations, including, but not limited to:

•

Regulatory Risks. Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect our business and results of operations. For example, energy or carbon policies (both existing and emerging) that apply to our energy suppliers have the ability to impact indirect costs to our operations through shifts in energy prices. Current environmental and climate-related regulation, both at the state and federal levels, are monitored as part of our enterprise risk management process.

•

Reputational Risk. Maintaining our Company’s reputation and brand image at a high level is critical to our operations and financial results. We believe our reputation and brand image are partially based on the perception that we act equitably and honestly in dealing with customers, employees, business partners and shareholders. Reputational risk in relation to climate-related issues encompasses both supply chain issues (e.g., supply disruption caused by weather events) and our position and progress toward cleaner energy production and consumption.

•

Risk Related to Resource Use. There is increasing scrutiny on the use of resources, particularly energy sources and energy use. Pressure from regulators, consumers and other stakeholders to find alternatives and/or green solutions to sharply reduce our use of natural resources are escalating. We continue to look for ways to address these issues and continue to explore developing best practices within the industry. Through memberships in industry groups such as the Sustainable Apparel Coalition (SAC), we are working to reduce the environmental and social impact of apparel and footwear products around the world. The use of recycled material textiles emits fewer greenhouse gas (GHG) emissions and conserves water and energy as compared to making virgin fiber. Additionally, we have rolled out a framework to measure the social and environmental performance of over 500 facilities, benchmarking by facility type to allow comparison of performance against that of peers.

•

Extreme Weather Events and Natural Disasters. The risk of extreme weather events is integrated into our climate change–related enterprise risk management assessment. Our business could be affected by extreme weather conditions, regional or global health pandemics or natural disasters. Extreme weather conditions, such as frequent or unusually heavy snowfall, ice storms, rainstorms or natural disasters such as wildfire over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions, which could reduce demand for a portion of our inventory and reduce sales and profitability or could result in disruption or delay of materials in our supply chain or impact staffing in our stores.

Financial Risks

Inability to access capital markets could adversely affect our business or financial condition.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to this potential source of future liquidity. A downgrade in the ratings that rating agencies assign to the Company’s short- and long-term debt has and may continue to negatively impact our access to the debt capital markets and increase our cost of borrowing. In addition, our asset-based credit facility requires us to maintain a specified fixed charge coverage ratio. Our ability to comply with the ratio may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If our results of operations deteriorate to a point where we are not in compliance with our debt covenants, and we are unable to obtain a waiver, much of our debt would be in default and could become due and payable immediately. Our assets may not be sufficient to repay in full this indebtedness, resulting in a need for an alternate source of funding. We cannot make any assurances that we would be able to obtain such an alternate source of funding on satisfactory terms, if at all, and our inability to do so could cause the holders of our securities to experience a partial or total loss of their investments in the Company.

Our level of indebtedness may adversely affect our ability to operate our business, remain in compliance with debt covenants, react to changes in our business or the industry in which we operate, or prevent us from making payments on our indebtedness.

As of January 29, 2022, the aggregate principal amount of our total outstanding indebtedness was $3,295 million. Our level of indebtedness could have important consequences for the holders of our debt and equity securities. For example, it could:

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

•	expose us to the risk of increased interest rates to the extent we make borrowings under our asset-based credit facility, which bears interest at a variable rate;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a disadvantage compared to our competitors that have less indebtedness; and
•	limit our ability to adjust to changing market conditions.

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

As of January 29, 2022, the operations of the Company included 725 store locations in 43 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 112 million square feet. At these locations, store boxes consisted of 323 owned boxes, 356 leased boxes, 104 boxes operated under arrangements where the Company owned the building and leased the land and four boxes of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages.  As of January 29, 2022, certain properties secured certain senior notes, as disclosed further in Item 7. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 15 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company’s real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.

The Company's operations were conducted through the following branded store locations:

	2021
	Boxes	Locations
Macy's	570	510
Bloomingdale's	57	55
bluemercury	160	160
	787	725

Store count activity was as follows:

	2021
	Boxes	Locations
Store count at beginning of fiscal year	789	727
Stores opened	9	9
Stores closed, consolidated into or relocated from existing centers	(11)	(11)
Store count at end of fiscal year	787	725

Additional information about the Company’s store boxes as of January 29, 2022 is as follows:

By Brand	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
Macy's	570	309	160	97	4
Bloomingdale's	57	14	36	7	—
bluemercury	160	—	160	—	—
	787	323	356	104	4

Additional information about the Company’s logistics network as of January 29, 2022 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Cheshire, CT	Direct to customer	Owned	719
Chicago, IL	Stores	Owned	862
Columbus, OH	Stores	Leased	673
Dayton, OH	Stores	Leased	107
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	1,560
Hayward, CA	Stores	Owned	310
Houston, TX	Stores	Leased	872
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Leased	260
Los Angeles, CA	Stores	Owned	1,529
Martinsburg, WV	Direct to customer	Owned	2,200
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	1,455
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	595
Stone Mountain, GA	Stores	Owned	920
Tulsa, OK	Direct to customer	Owned	2,195
Tukwila, WA	Stores	Leased	500
Union City, CA	Stores	Leased	165
Youngstown, OH	Stores	Owned	610

Item 3.Legal Proceedings.

The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.

Retail Hazardous Waste Matter. As previously reported, the District Attorneys for ten counties in California and the City of Los Angeles are investigating alleged non-compliance with laws and regulations enacted or adopted regulating the storage, transportation and disposal of hazardous waste in California at Macy’s stores and distribution centers.  The Company is cooperating with the offices and agencies involved, which are focused on disposal and return of cosmetic products, and is committed to adopting policies and procedures as may be appropriate depending on the outcome of the investigation into this matter.  No administrative or judicial proceedings have been initiated.  In October 2020, the District Attorneys made an initial settlement demand to the Company that included a monetary penalty, reimbursement of investigation costs and injunctive relief. The Company expects to pay $1,925,000 to resolve this matter and is in the process of finalizing settlement documentation. The reserve, included within accounts payable and accrued liabilities on the Consolidated Balance Sheet as of January 29, 2022, reflects the expected loss.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is listed on the New York Stock Exchange under the trading symbol “M.” As of January 29, 2022, the Company had approximately 13,037 stockholders of record.

The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s debt instruments and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.

The following table provides information regarding the Company’s purchases of common stock during the fourth quarter of 2021.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs ($)(1)
	(thousands)		(thousands)	(millions)
October 31, 2021 - November 27, 2021	—	—	—	200
November 28, 2021 - January 1, 2022	7,463	26.82	7,463	—
January 2, 2022 - January 29, 2022	—	—	—	—
	7,463	26.82	7,463
(1)

On August 19, 2021, the Company announced that its Board of Directors authorized a new $500 million share repurchase program. As of January 29, 2022, zero dollars remained available for repurchase under this authorization. On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. The Company may continue, discontinue or resume purchases of common stock under these or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

The following graph compares the cumulative total stockholder return on the Company's common stock with the Standard & Poor's 500 Composite Index and the Company's peer groups for the period from January 28, 2017 through January 29, 2022, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

Total Stockholder Return Performance

$300
$250
$200
$150
$100
$50
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
M
Peer group 1
Peer group 2
S&P 500
S&P 500 Retail Select

The peer group comprised of companies within the S&P Retail Select Index is used by the Compensation and Management Development Committee of the Board of Directors for evaluating compensation related to the Company’s performance-based restricted stock units. The Compensation and Management Development Committee of the Board of Directors also uses peer group comparisons and benchmarking and to assess and evaluate compensation for the Company’s executive officers. The companies included in the peer group are Bed, Bath & Beyond, Best Buy, Dillard’s, Dollar Tree, Gap, Kohl’s, Lowe’s, Nordstrom, Ross Stores, Target, TJX Companies, Burlington Stores, Dicks Sporting Goods, Foot Locker and Williams-Sonoma. L Brands was removed from the peer group as compared to 2020 due to the spin-off of Victoria’s Secret during 2021.

Item 6.[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to promote understanding of the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K).  This section generally discusses the results of operations for 2021 compared to 2020 and 2019.  The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended January 29, 2022 to January 30, 2021 and February 1, 2020. For a full discussion of changes from the fiscal year ended January 30, 2021 to the fiscal year ended February 1, 2020, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (filed March 29, 2021). This section also contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Forward-Looking Statements.”

Overview

The Company is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. As of January 29, 2022, the Company's operations were conducted through Macy's, Market by Macy’s, Macy’s Backstage, Bloomingdale’s, Bloomingdale’s The Outlet, Bloomies and bluemercury, which are aggregated into one reporting segment in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting.

Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of the Al Tayer Group, LLC.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic had a negative impact on the Company's 2020 operations and financial results, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to the severity and duration of the pandemic. 2020 was a year of unprecedented challenges and required the Company to adapt its business to address the disruption caused by the COVID-19 pandemic.  Faced with the temporary closure of stores and changes in consumer shopping behaviors, the Company had to right-size its cost base and operating model, offer new fulfillment options to customers, focus on product categories with higher consumer demand, and accelerate its focus on digital shopping and underlying investments to support these trends.  Financial results in the first and second quarter of 2020 were significantly impacted by the COVID-19 pandemic but the Company saw sequential improvement in its operating results during the third and fourth quarters of 2020.  Although uncertainty surrounds the continued impact of the COVID-19 pandemic, the Company positioned itself to focus on the recovery of its business in 2021 and execute on its corporate strategy for profitable growth in the future.

Although the Company has experienced strong recovery in operating results during 2021 as compared to 2020, the Company continues to monitor the impact of COVID-19 on the macro economy as well as on the Company’s and its vendor partners’ operations. The full impact of the pandemic will continue to depend on future developments, including the continued spread and duration of the pandemic, the emergence of future variant strains of COVID-19, the availability and distribution of effective medical treatments or vaccines as well as any related federal, state or local governmental orders or restrictions, or mandates. In addition, numerous uncertainties continue to surround the pandemic and its ultimate impact on the Company, including the timing and extent of any recovery in consumer traffic and spending, potential delays, interruptions and disruptions in the Company’s supply chain, maintenance of temporary government stimulus programs, labor shortages and intense competition for talent, all of which are highly uncertain and cannot be predicted. Modifications to work environment policies could also impact the use of certain corporate assets, and as such could lead to additional long-lived tangible and right of use corporate asset impairment.

In evaluating the performance of 2021, the Company considered its results against 2020 as well as 2019 given the impact of the pandemic and the closure of the Company’s stores during 2020. Certain financial highlights are as follows:

•	Comparable sales increased 43.0% on an owned basis and 42.9% on an owned-plus-licensed basis versus 2020; up 3.1% and up 3.0%, respectively, versus 2019.

•	The continued change in consumer shopping behaviors, driven in part by the COVID-19 pandemic, resulted in a 13% and 39% increase in digital sales compared to 2020 and 2019, respectively.
•	Net credit card revenue increased $81 million and $61 million from 2020 and 2019, respectively, to $832 million.
•	The gross margin rate for 2021 was 38.9%, an increase from 29.2% in 2020 and up 70 basis points from 2019.
•

SG&A expenses increased $1,280 million from 2020 and decreased $951 million from 2019. SG&A expenses as a percent of sales improved by approximately 610 basis points from 2020 and 370 basis points from 2019.

•

Net income was $1,430 million in 2021, compared to a net loss of $(3,944) million in 2020 and net income of $564 million in 2019. Net income adjusted for impairment, restructuring and other costs, settlement charges, losses on early retirement of debt and financing costs improved from a loss of $(688) million in 2020 to adjusted net income of $1,668 million in 2021. This also compares to adjusted net income of $906 million in 2019.

•

Earnings before interest, taxes, depreciation and amortization excluding restructuring, impairment, store closings and other costs and settlement charges ("Adjusted EBITDA") were $3,320 million in 2021, as compared to $117 million in 2020 and $2,336 million in 2019.

•

Diluted earnings per share were $4.55 in 2021, compared to diluted loss per share of $(12.68) in 2020 and diluted earnings per share of $1.81 in 2019. On an adjusted basis, diluted earnings per share were $5.31 in 2021, compared to adjusted diluted loss per share of $(2.21) in 2020 and adjusted diluted earnings per share of $2.91 in 2019.

•	Merchandise inventories were up 16% at the end of 2021 compared to the end of 2020, and down 16% compared to the end of 2019. Inventory turnover increased 21% and 22% over 2020 and 2019, respectively.
•

During 2021, the Company repaid early approximately $1.6 billion of debt, reinstated its regular quarterly dividend and paid $90 million in cash dividends, and repurchased approximately 20.5 million shares of its common stock at an average cost of $24.40 per share for a total cost of $500 million.

See pages 34 to 36 for reconciliations of the non-GAAP financial measures presented above to the most comparable U.S. generally accepted accounting principles ("GAAP") financial measures and other important information.

Polaris Strategy

During 2021, the Company continued to execute its Polaris strategy and these actions impacted its operating results for the year, notably:

•

Win With Fashion and Style: By offering a wide assortment of categories, products and brands from off-price to luxury, the Company was able to reach a broad and diverse range of customers during 2021. In merchandise, strengths continued in pandemic-driven products such as home, fragrance, jewelry, watches and sleepwear and the Company also saw recovery in occasion-based categories such as dresses, men’s tailored and luggage.  In addition to enhancing the shopping experience of its core customers, the Company also focused on new offerings to attract the under-40 shopper. In the fall season, the Company added a curated selection of brands, products and categories to 160 Macy’s stores that appeal specifically to this younger, more diverse customer. These brands include COTTON ON, Steve Madden, Michael Kors and Levi’s as well as the Company’s new private brands, And Now This and Oak. The Company also entered into an exclusive omnichannel partnership with Toys ‘R’ Us to expand its toy business and added Fanatics and Pandora as new brand partners.
•

Deliver Clear Value The Company has leveraged data analytics and pricing tools to efficiently plan, place and price inventory, including location level pricing and point-of -sale pricing work.  With these actions, the Company has lowered its volume of markdowns and improved inventory placement and assortment allocations among its distribution centers and stores.  These collective activities have resulted in higher average unit retail prices and gross margin performance. In addition, inventory turn for the trailing 12 months improved by 21% over 2020 and 22% over 2019.

•

Excel in Digital Shopping: The Company continued to improve its digital offerings and launched several initiatives, including upgraded digital search functions, a refreshed mobile app, live shopping functionality, fragrance finder, expanded 3D room planning, new contemporary merchandise and sustainable merchandise sitelets and added Venmo and PayPal as additional payment options. As a result of these and other investments, digital conversion for the year was 4.24%, up 9% and 13% compared to 2020 and 2019, respectively. In addition, in November 2021, the Company announced its plan to launch a curated, digital marketplace in the second half of 2022.

•

Enhance Store Experience: The Company continues to invest in physical stores to support its digitally-led omnichannel business model and launched a contemporary boutique in 160 stores, specifically targeted at the under-40 demographic, to continue a physical expression of its contemporary sitelet. The Company also added eight off-mall, smaller format stores (Market by Macy’s, freestanding Macy’s Backstage locations, and Bloomingdale’s new off-mall, smaller store format concept, Bloomies, and Bloomingdale’s the Outlets) primarily across Dallas, Atlanta and Washington D.C. markets during 2021. Although early, these new store formats saw strong sales and solid Net Promotor Scores. In addition to being a place for discovery and shopping, the Company’s stores are now also serving as fulfillment hubs supporting its digital operations through buy-online-pickup-in-store, curbside pickup, and same-day delivery. Given this, the Company has delayed most of the remaining store closures announced with its Polaris strategy in 2020 in order to maintain a physical presence in the markets it operates in. Keeping these cash-positive stores open also helps to fund the investments the Company is making to reposition its store fleet over the next several years.

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

•

Enable Transformation:  The Company has continued to modernize its technology foundations to increase agility in reacting to customers and the market regardless of the channel in which customers interact.  These activities are coupled with others to build out data science and analytics capabilities with a focus on areas to provide competitive differentiation. As part of the Company’s ongoing commitment to attract and retain talent, in November 2021, the Company announced significant new investments in its colleagues’ benefit programs. These investments include launching a tuition benefit program, raising the company-wide minimum rate to $15 per hour and increasing compensation and benefits for colleagues across Macy’s Inc.

As a result of the execution of its Polaris strategy, the Company also recognized improvement in customer engagement. The Company saw Platinum, Gold and Silver Star Rewards customers continue to engage with the Macy’s brand during 2021, with the average customer spend up 12% compared to 2019.  During 2021, Macy’s brand active customer count increased 18% over 2020 and 1% over 2019 to 44 million. For 2021, after eliminating repeat visits between quarters, the Company’s new customers increased 40% over 2020 and 26% over 2019 to 19.4 million.

Analysis of Results of Operations

	2021		2020		2019
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$24,460		$17,346		$24,560
Increase (decrease) in comparable sales	43.0%		(27.9)%		(0.8)%
Credit card revenues, net	832	3.4%	751	4.3%	771	3.1%
Cost of sales	(14,956)	(61.1)%	(12,286)	(70.8)%	(15,171)	(61.8)%
Selling, general and administrative expenses	(8,047)	(32.9)%	(6,767)	(39.0)%	(8,998)	(36.6)%
Gains on sale of real estate	91	0.4%	60	0.3%	162	0.6%
Impairment, restructuring and other costs	(30)	(0.1)%	(3,579)	(20.6)%	(354)	(1.4)%
Operating income (loss)	2,350	9.6%	(4,475)	(25.8)%	970	3.9%

Diluted earnings (loss) per share	$4.55		$(12.68)		$1.81

Supplemental Financial Measure
Gross margin	$9,504	38.9%	$5,060	29.2%	$9,389	38.2%
Digital sales as a percent of net sales	35.0%		44.3%		25.3%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned plus licensed basis	42.9%		(27.9)%		(0.7)%
Adjusted diluted earnings (loss) per share	$5.31		$(2.21)		$2.91
EBITDA	$3,194		$(3,546)		$1,924
Adjusted EBITDA	$3,320		$117		$2,336
ROIC	27.2%		3.0%		17.1%

See pages 34 to 36 for a reconciliation of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of 2021 and 2020

	2021	2020
Net sales	$24,460	$17,346
Increase (decrease) in comparable sales	43.0%	(27.9)%
Increase (decrease) in comparable sales on an owned plus licensed basis	42.9%	(27.9)%
Digital sales as a percent of net sales	35.0%	44.3%

Net sales for 2020 were significantly impacted by the pandemic and the temporary closure of stores during the first and second quarters. The Company’s 2021 net sales showed recovery across all three brands – Macy’s, Bloomingdale’s and bluemercury. The Company experienced strength across nearly all of its major merchandise categories, most significantly in home, jewelry and fragrances, driven by continued customer strength, the continued recovery of its stores as well as continued growth in its digital channel.

	2021	2020
Credit card revenues, net	$832	$751
Proprietary credit card sales penetration	41.6%	43.0%

The increase in net credit card revenues was driven by higher credit sales and the continuation of the strong credit health of the credit card portfolio's customers leading to lower levels of bad debt, partially offset by a decrease in proprietary credit card sales penetration.

	2021	2020
Cost of sales	$(14,956)	$(12,286)
As a percent to net sales	61.1%	70.8%
Gross margin	$9,504	$5,060
As a percent to net sales	38.9%	29.2%

The increase in the gross margin rate was driven primarily by continued recovery of the Company’s stores, inventory productivity, lower markdowns and the execution of the Polaris strategy. Inventory turnover improved 21% over 2020 mainly due to further evolving and scaling the Company’s data science in terms of pricing and promotional initiatives as well as maintaining disciplined buying behavior.

	2021	2020
SG&A expenses	$(8,047)	$(6,767)
As a percent to net sales	32.9%	39.0%

SG&A expenses increased in 2021 but decreased as a percent to net sales. The increase in SG&A expense dollars corresponds with higher net sales but the improvement in the SG&A expense rate reflects the expense management strategies implemented by the Company in response to the COVID-19 pandemic as part of the Polaris strategy and the number of open job positions during the year.

	2021	2020
Gains on sale of real estate	$91	$60

2021 asset sale gains mainly consist of gains from the sale of 18 properties, an increase from approximately 12 properties sold at a gain in 2020, due to the recovery in the macroeconomic environment.

	2021	2020
Impairment, restructuring and other costs	$(30)	$(3,579)

Impairment, restructuring and other costs in 2021 primarily related to the write-off of capitalized software assets. For 2020, these costs included goodwill and asset impairment charges, severance and other human resource related costs associated with organizational changes and store closures, driven by the impacts of the COVID-19 pandemic.

	2021	2020
Benefit plan income, net	$66	$54

The Company records non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net amount of interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses. The increase in benefit plan income from 2020 to 2021 was mainly driven by a reduction in interest and amortization of prior service costs, offset by a decrease in the expected return on assets.

	2021	2020
Settlement charges	$(96)	$(84)

The settlement charges in 2021 were primarily driven by the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company. The charges in 2020 related to the pro-rata recognition of net actuarial losses associated with the Company’s defined benefit retirement plans as the result of lump sum distributions associated with retiree distribution elections and restructuring activity.

	2021	2020
Net interest expense	$(255)	$(280)

The decrease in net interest expense, excluding losses on early retirement of debt, was primarily driven by interest savings associated with the redemption of $1.3 billion 2025 Notes in August 2021.

	2021	2020
Losses on early retirement of debt	$(199)	$—

In 2021, losses on early retirement of debt were recognized primarily due to the redemption of the entire outstanding $1.3 billion amount of the 2025 Notes in the third quarter as well as a $500 million tender offer executed in the first quarter.

	2021	2020
Effective tax rate	23.4%	17.7%
Federal income statutory rate	21%	21%

The effective tax rate varies from the Company’s federal income tax statutory rate of 21% in both periods. In 2021, the rate differential was driven primarily by the impact of state and local taxes. In 2020, the rate differential was driven primarily by the non-tax deductible component of the Company’s goodwill impairment charge, which was largely offset by the benefit associated with the carryback of net operating losses permitted under the CARES Act.

Guidance

On February 22, 2022, the Company disclosed in its release of preliminary earnings its performance expectations for 2022, while acknowledging the significant uncertainty surrounding consumer behavior and economic conditions in the current environment, as well as the continued uncertainty of the COVID-19 pandemic.  For a more complete discussion of the COVID-19 pandemic related risks facing the Company's business, refer to Item 1A, “Risk Factors.”

•	Net sales between $24.46 billion to $24.70 billion, flat to an increase of 1.0% versus 2021. Digital sales are expected to approximate 37% of net sales.
•	Comparable owned-plus-licensed sales three-year compound annual growth rate (CAGR) versus 2019 of approximately 1.1% to 1.4%
•	Credit card revenues, net, approximately 2.9% of net sales
•	Gross margin rate between 38.1% and 38.3%
•	SG&A expenses as a percentage of net sales between 33.7% and 33.9%
•	Gains on sale of real estate between $60 million and $90 million
•	Benefit plan income of approximately $28 million
•	Depreciation and amortization expense of approximately $865 million
•	Adjusted EBITDA between 11.0% and 11.5% of net sales
•	Net interest expense of approximately $190 million
•	An adjusted tax rate of approximately 24%
•	Diluted shares outstanding of approximately 300 million (assumes no share repurchase during 2022)
•	Adjusted diluted earnings per share between $4.13 and $4.52
•	Capital expenditures of approximately $1 billion

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash from operations, cash on hand and the asset-based credit facility described below. Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, lease obligations, merchandise purchase obligations, retirement plan benefits, and self-insurance reserves. See Notes 4, 6 and 9 to the consolidated financial statements included in Item 8 of this Report for amounts outstanding on January 29, 2022, related to leases, debt, and retirement plans, respectively.

Merchandise purchase obligations represent future merchandise payables for inventory purchased from various suppliers through contractual arrangements and are expected to be funded through cash from operations.

Capital Allocation

The Company’s capital allocation goals include maintaining a healthy balance sheet and investment-grade credit metrics, followed by investing in growth initiatives and returning capital to shareholders through modest yet predictable dividends and meaningful share repurchases.

In 2020, in response to COVID-19, the Company suspended its share repurchase program and its quarterly dividend. In August 2021, as the Company recovered with strong performance throughout the year, it redeemed $1.3 billion of secured notes and announced that its Board of Directors authorized a new $500 million share repurchase program and that it reinstated its regular quarterly dividend.

The Company ended the year with a cash and cash equivalents balance of $1,712 million, an increase from $1,679 million in 2020. Also, the Company is party to the ABL Credit Facility with certain financial institutions providing for a $2,941 million Revolving ABL Facility. As of January 29, 2022, available borrowing capacity of the ABL Credit Facility was $2,536 million, which considers a $116 million reduction due to standby letters of credit outstanding.

	2021	2020	2019
Net cash provided by operating activities	$2,712	$649	$1,608
Net cash used by investing activities	(370)	(325)	(1,002)
Net cash provided (used) by financing activities	(2,381)	699	(1,123)

Operating Activities

Net cash provided by operating activities was $2,712 million in 2021 compared to $649 million in 2020. The increase was driven by higher adjusted EBITDA and a $582 million income tax refund as a result of the CARES Act. This was offset by higher cash interest and a net decrease in working capital, mainly driven by an increase in merchandise inventories. Merchandise inventory increased from $3,774 million in 2020 to $4,383 million in 2021 as sales recovered from 2020.

The Company’s future contractual obligations and commitments as it relates to operating activities as of January 29, 2022 are approximately $6.8 billion of operating lease obligations primarily due after 2026 and $3.2 billion of other obligations, primarily consisting of merchandise purchase obligations due in less than one year. Note 4 and Note 14 to the Financial Statements provide additional information on operating leases and other obligations, respectively.

Investing Activities

The Company’s 2021 capital expenditures were $597 million, mainly driven by its technology-based initiatives, including those that support the digital business, data science initiatives and the simplification of its technology structure. The Company also opened nine new stores in 2021 and continued to invest in its current stores.

The Company expects capital expenditures to be approximately $1 billion during 2022. The Company’s spend will be primarily allocated towards technology architecture, data science applications for retail operations, digital platform enhancements, fulfilment capabilities in store and further upstream, and personalization efforts. These expenditures are expected to be financed with cash from operations and existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of capital expenditure needs or based on the current economic environment.

Financing Activities

Dividends

The Company paid dividends totaling $90 million 2021 and $117 million in 2020. The Board of Directors declared regular quarterly dividend of 15 cents per share on the Company’s common stock, paid on October 1, 2021 and January 3, 2022, to Macy’s shareholders of record at the close of business on September 15, 2021 and December 15, 2021, respectively.

On February 22, 2022, the Company's Board of Directors declared a regular quarterly dividend of 15.75 cents per share on its common stock, payable April 1, 2022, to shareholders of record at the close of business on March 15, 2022. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.

Stock Repurchases

The Company completed its 2021 $500 million share repurchase program by January 29, 2022.  During 2021, the Company repurchased 20.5 million shares of its common stock, which represents more than 6.5% of shares outstanding, at an average cost of $24.40 per share.

On February 22, 2022, the Company’s announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.

Debt Transactions

The Company completed the following debt transactions in 2021:

•

On March 17, 2021, the Company issued $500 million of senior unsecured notes due 2029 in a private offering and used the net proceeds, together with cash on hand, to fund a tender offer in which $500 million of senior notes and debentures with maturities ranging from 2022-2025 were tendered for early settlement.

•	On August 17, 2021, the Company redeemed the entire outstanding $1.3 billion aggregate principal amount of the 2025 Notes, subject to losses on early retirement of debt of $185 million.
•	On October 15, 2021, the Company redeemed the entire outstanding $294 million aggregate principal amount of the 2022 Notes.
•	The Company borrowed and repaid $585 million under the ABL Credit Facility in 2021. The Company had no outstanding borrowings under the ABL Credit Facility as of January 29, 2022.

Subsequent to 2021 and prior to the issuance of this report, the Company completed the following debt transactions:

•

On March 3, 2022, the Company entered into a third amendment to the ABL Credit Facility which provides for a new Revolving Credit Facility of $3.0 billion. Borrowings under the New ABL Credit Facility are subject to reduced interest at a rate.

•

On March 8, 2022, the Company completed a tender offer in which $8 million of certain senior secured notes were tendered for early settlement and the collateral that secured the remaining $352 million of the Company’s senior secured notes was automatically released.

•

On March 10, 2022, the Company issued $425 million of senior notes due 2030 and $425 million of senior notes due 2032 in a private offering. Proceeds from the issuance, together with cash on hand, were used to redeem certain of its outstanding senior notes and pay fees and expenses in connection with the offering.

At January 29, 2022, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $2,574 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest if there is both a change of control (as defined in the applicable indenture) of the Company and the notes are rated by specified rating agencies at a level below investment grade.

The Company’s future contractual obligations and commitments as it relates to financing activities as of January 29, 2022 are $3.3 billion of long-term debt obligations and $1.6 billion of related interest, $116 million of standby letters of credit and $27 million of finance lease obligations. Note 6 and Note 4 to the Financial Statements provide additional information on debt and finance leases, respectively. As a result of the subsequent event financing activities noted above, interest obligations were increased to $1.9 billion.

As of January 29, 2022, the Company's credit rating and outlook were as described in the table below.

Standard &
	Moody's	Poor's	Fitch
Long-term debt	Ba2	BB-	BB+
Outlook	Stable	Positive	Stable

Subsequent to January 29, 2022, Moody’s upgraded the Company’s long-term debt rating to Ba1, Standard & Poor’s upgraded the Company’s long-term debt rating to BB, and Fitch upgraded the Company’s long-term debt rating to BBB-.

Guarantor Summarized Financial Information

The Company has senior unsecured notes and senior unsecured debentures (collectively the “Unsecured Notes”) outstanding with an aggregate principal amount of $2,935 million outstanding as of January 29, 2022, with maturities ranging from 2022 to 2043. The Unsecured Notes constitute debt obligations of MRH ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" together with the "Subsidiary Issuer" are the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent.  The Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior unsecured obligations, senior to any of the Company’s future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company’s subsidiaries that do not guarantee the Unsecured Notes.  Holders of the Company’s secured indebtedness, including the Notes and any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer’s and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The following tables include combined financial information of the Obligor Group.  Investments in subsidiaries of $7,975 million as of January 29, 2022 have been excluded from the Summarized Balance Sheets. Equity in the earnings of non-Guarantor subsidiaries of $2,208 million have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheet

January 29, 2022
(in millions)
ASSETS
Current Assets	$1,517
Noncurrent Assets	6,784

LIABILITIES
Current Liabilities	$2,243
Noncurrent Liabilities (a)	10,407
a)	Includes net amounts due to non-Guarantor subsidiaries of $4,337 million

Summarized Statement of Operations

2021
(in millions)
Net Sales	$867
Consignment commission income (a)	3,793
Cost of sales	(460)
Operating loss	(746)
Loss before income taxes (b)	(203)
Net income	277
a)	Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary
b)	Includes $1,055 million of dividend income from non-Guarantor subsidiaries

Important Information Regarding Non-GAAP Financial Measures

The Company reports its financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure which the company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude period-to-period from net income (loss), diluted earnings (loss) per share attributable to Macy's, Inc. shareholders and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. In addition, management believes that return on invested capital (ROIC) is a useful supplemental measure in evaluating how efficiently the Company employs its capital. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.

The Company does not provide reconciliations of the forward-looking non-GAAP measures of adjusted EBITDA, adjusted diluted earnings per share, comparable owned-plus-licensed sales three-year CAGR, and adjusted tax rate to the most directly comparable forward-looking GAAP measures because the timing and amount of excluded items are unreasonably difficult to fully and accurately estimate. For the same reasons, the Company is unable to address the probable significance of the unavailable information, which could be material to future results.

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

Macy's, Inc.	Comparable Sales vs. 52 Weeks Ended January 30, 2021	Comparable Sales vs. 52 Weeks Ended February 1, 2020
Increase in comparable sales on an owned basis (Note 1)	43.0%	3.1%
Impact of growth in comparable sales of departments licensed to third parties (Note 2)	(0.1)%	(0.1)%
Increase in comparable sales on an owned plus licensed basis	42.9%	3.0%

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

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share

The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income (loss) to GAAP net income (loss) and adjusted diluted earnings (loss) per share to GAAP diluted earnings (loss) per share, which the Company believes to be the most directly comparable GAAP measures.

	2021		2020		2019
	Net Income	Diluted Earnings Per Share	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
As reported	$1,430	$4.55	$(3,944)	$(12.68)	$564	$1.81
Impairment, restructuring and other costs	30	0.10	3,579	11.50	354	1.13
Settlement charges	96	0.31	84	0.27	58	0.19
Losses on early retirement of debt	199	0.63	—	—	30	0.10
Financing costs	—	—	5	0.02	—	—
Income tax impact of certain items identified above	(87)	(0.28)	(412)	(1.32)	(100)	(0.32)
As adjusted	$1,668	$5.31	$(688)	$(2.21)	$906	$2.91

EBITDA and Adjusted EBITDA

The following is a tabular reconciliation of the non-GAAP financial measure EBITDA and Adjusted EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure.

	2021	2020	2019
	(millions)
Net income (loss)	$1,430	$(3,944)	$564
Interest expense - net	255	280	185
Losses on early retirement of debt	199	—	30
Financing costs	—	5	—
Federal, state and local income tax expense (benefit)	436	(846)	164
Depreciation and amortization	874	959	981
EBITDA	$3,194	$(3,546)	$1,924
Impairment, restructuring and other costs	30	3,579	354
Settlement charges	96	84	58
Adjusted EBITDA	$3,320	$117	$2,336

ROIC

Historically, the Company defined ROIC as adjusted EBITDA, excluding net lease expense, as a percent to average invested capital. Average invested capital is comprised of an annual two-point (i.e., end of the year presented and the immediately preceding year) average of gross property and equipment, total lease right of use (“ROU”) assets, excluding variable rent which is still multiplied by a factor of eight, and a four-point (i.e., end of each quarter within the period presented) average of other selected assets and liabilities. The calculation of the capitalized value of non-capitalized leases is consistent with industry and credit rating agency practice and the specified assets are subject to a four-point average to compensate for seasonal fluctuations.

The following is a tabular reconciliation of the non-GAAP financial measure of ROIC to net income as a percent to property and equipment - net, which the Company believes to be the most directly comparable GAAP financial measure.

	2021	2020	2019
	(millions, except percentages)
Net income (loss)	$1,430	$(3,944)	$564

Property and equipment - net	$5,665	$5,940	$6,633

Net income (loss) as a percent to property and equipment - net	25.2%	(66.4)%	8.5%

Net income (loss)	$1,430	$(3,944)	$564
Add back interest expense, net	255	280	185
Add back financing cost	—	5	—
Add back losses on early retirement of debt	199	—	30
Add back (deduct) federal, state and local tax expense (benefit)	436	(846)	164
Add back impairment, restructuring and other costs	30	3,579	354
Add back settlement charges	96	84	58
Add back depreciation and amortization	874	959	981
Deduct benefit plan income, net	(66)	(54)	(31)
Add back rent expense
Real estate	326	334	335
Personal property	7	7	8
Adjusted EBITDA, excluding benefit plan income, net and lease expense	$3,587	$404	$2,648

Property and equipment - net	$5,802	$6,092	$6,628
Add back accumulated depreciation and amortization	4,474	4,590	4,438
Add back capitalized value of variable rent	83	16	114
Add back lease right of use assets	2,462	2,378	2,241
Add (deduct) other selected assets and liabilities:
Receivables	234	204	265
Merchandise inventories	4,763	4,356	5,743
Prepaid expenses and other current assets	376	442	551
Other assets	534	589	675
Merchandise accounts payable	(2,760)	(2,213)	(2,183)
Accounts payable and accrued liabilities	(2,431)	(2,508)	(2,609)
Other long-term liabilities	(313)	(348)	(371)
Total average invested capital	$13,224	$13,598	$15,492

ROIC	27.1%	3.0%	17.1%

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (U.S. GAAP) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on assumptions that we believe to be reasonable, and we continue to review and evaluate these estimates. For further information on significant accounting policies, see discussion in Note 1 to the consolidated financial statements included in Item 8 of this Report.

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

Long-Lived Asset Impairment and Restructuring Charges

The carrying values of long-lived assets, inclusive of right of use (ROU) assets, are periodically reviewed by the Company whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. Additionally, on an annual basis, the recoverability of the carrying values of individual stores is evaluated. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value. The Company believes its estimated cash flows are sufficient to support the carrying value of its long-lived assets. If estimated cash flows significantly differ in the future, the Company may be required to record asset impairment write-downs.

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

Goodwill and Intangible Assets

The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and bluemercury are the only reporting units with goodwill as of January 29, 2022, and 98% of the Company's goodwill is allocated to the Macy's reporting unit.

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

For the Company's annual impairment assessment as of the end of fiscal May 2020 and 2021, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and intangible assets with indefinite lives were not impaired.

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

The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2021 and 2020. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2022.

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

The Company's assumed annual long-term rate of return for the Pension Plan's assets was 5.75% for 2021, 6.25% for 2020 and 6.50% for 2019 based on expected future returns on the portfolio of assets. As of January 29, 2022, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 5.75% to 4.60% based on expected future returns on the portfolio of assets, which considers a shift in the Company’s investment strategy to invest more heavily in fixed income securities. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2022 pension expense by approximately $7 million.

The Company discounted its future pension obligations using a weighted-average rate of 3.06% at January 29, 2022 and 2.43% at January 30, 2021 for the Pension Plan and 3.10% at January 29, 2022 and 2.51% at January 30, 2021 for the SERP. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, the pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at January 29, 2022 by approximately $67 million and would decrease estimated 2022 pension expense by approximately $3 million. Increasing the discount rates by 0.25% would decrease the projected benefit obligations at January 29, 2022 by approximately $64 million and would increase estimated 2022 pension expense by approximately $3 million.

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

The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6, Financing, to the Consolidated Financial Statements. All of the Company’s borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 29, 2022, the Company was not a party to any material derivative financial instruments and based on the Company’s lack of market risk sensitive instruments outstanding at January 29, 2022, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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

The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 29, 2022, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of January 29, 2022 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b.	Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of January 29, 2022, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of January 29, 2022 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page F-3.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

The information required by this item for executive officers is set forth under “Item 1. Business - Information about our Executive Officers” in this report. The other information called for by this item is set forth under “Item 1. Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” in the Proxy Statement to be delivered to stockholders in connection with the 2022 Annual Meeting of Shareholders (the “Proxy Statement”), and incorporated herein by reference.

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

Set forth below are the names, ages and principal occupations of the Company's non-employee directors as of March 24, 2022.

Name	Age	Director Since	Principal Occupation
Francis S. Blake	71	2015	Former Chairman and Chief Executive Officer of The Home
			Depot, Inc., a multinational home improvement retailer.
Torrence N. Boone	51	2019	Vice President, Global Client Partnerships, Alphabet Inc. since
			2010.
John A. Bryant	55	2015	Former Chairman, President and Chief Executive Officer of
			Kellogg Company, a multinational cereal and snack food
			producer.
Ashley Buchanan	48	2021	Chief Executive Officer of The Michaels Companies, Inc., an arts and crafts specialty retailer, since 2020.
Deirdre P. Connelly	60	2008	Former President, North American Pharmaceuticals of
			GlaxoSmithKline, a global pharmaceutical company.
Leslie D. Hale	48	2015	President and Chief Executive Officer of RLJ Lodging Trust, a
			publicly-traded lodging real estate investment trust, since 2018.
William H. Lenehan	44	2016	President and Chief Executive Officer of Four Corners Property
			Trust, Inc., a real estate investment trust, since 2015.
Sara Levinson	70	1997	Co-Founder and Director of Katapult, a digital entertainment
			company making products for today's creative generation, since
			2013.
Paul C. Varga	57	2012	Former Chairman and Chief Executive Officer of Brown-
			Forman Corporation, a spirits and wine company.
Marna C. Whittington	73	1993	Former Chief Executive Officer of Allianz Global Investors
			Capital, a diversified global investment firm.
Tracey Zhen	45	2021	President of Zipcar, a car sharing service and a subsidiary of Avis Budget Group, Inc., since 2017.

Item 11.Executive Compensation.

Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2021,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and "Further Information Concerning the Board of Directors – Risk Oversight" in the Proxy Statement and incorporated herein by reference.

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

Exhibit 4.15 to May 2, 2020 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference

4.1.5	Fourth Supplemental Indenture to 1991 Indenture dated as of June 30, 2021 by and among Macy’s Retail Holdings, LLC, Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended July 31, 2021

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

4.6.3

Eighth Supplemental Indenture to 2006 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee

Exhibit 4.12 to May 2, 2020 Form 10-Q

4.6.4

Ninth Supplemental Indenture to 2006 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee

Exhibit 4.19 to May 2, 2020 Form 10-Q

4.7	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee ("2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 13, 2012 (“January 13, 2012 Form 8-K”)

4.7.1	Second Supplemental Trust Indenture to 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to January 13, 2012 Form 8-K

4.7.2	Third Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 20, 2012 (“November 20, 2012 Form 8-K”)

4.7.3	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to November 20, 2012 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference

4.7.4	Fifth Supplemental Trust Indenture, dated as of September 6, 2013, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed September 6, 2013

4.7.5	Sixth Supplemental Trust Indenture, dated as of May 23, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed May 23, 2014

4.7.6	Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 18, 2014

4.7.7

Eighth Supplemental Indenture to 2012 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

Exhibit 4.13 to May 2, 2020 Form 10-Q

4.7.8

Ninth Supplemental Indenture to 2012 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

Exhibit 4.14 to May 2, 2020 Form 10-Q

4.7.9

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

4.8.1

Form of 6.65% Senior Secured Debentures due 2024, 6.7% Senior Secured Debentures due 2028, 8.75% Senior Secured Debentures due 2029, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034

Exhibit A to Exhibit 4.1 to July 28, 2020 Form 8-K

4.8.2

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

4.9

Indenture dated as of March 17, 2021 by and among Macy’s Retail Holdings, LLC as issuer, Macy’s, Inc. as guarantor and U.S. Bank National Association as trustee, relating to Macy’s Retail Holdings, LLC’s 5.875% Senior Notes due 2029

Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 17, 2021

4.10

Indenture dated as of March 10, 2022 by and among Macy’s Retail Holdings, LLC as issuer, Macy’s, Inc. as guarantor and U.S. Bank Trust Company, National Association as trustee, relating to Macy’s Retail Holdings, LLC’s 5.875% Senior Notes due 2030

Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2022

4.11

Indenture dated as of March 10, 2022 by and among Macy’s Retail Holdings, LLC as issuer, Macy’s, Inc. as guarantor and U.S. Bank Trust Company, National Association as trustee, relating to Macy’s Retail Holdings, LLC’s 6.125% Senior Notes due 2032

Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 10, 2022

4.12	Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 1-135360) for the fiscal year ended February 1, 2020 (“2019 Form 10-K”)

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

10.1.1

Third Amendment to Credit Agreement, dated as of March 3, 2022, by and among Macy’s Inventory Funding LLC, Macy’s Inventory Holdings LLC, the lenders party thereto and Bank of America, N.A., as agent, l/c issuer and swing line lender

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2022

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

Exhibit 10.2 to June 9, 2020 Form 8-K

Exhibit Number	Description	Document if Incorporated by Reference

10.5	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (“2014 Form 10-K”)

10.6+

Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. (“MCCS”), Macy's West Stores, Inc., Bloomingdales, Inc., Department Stores National Bank ("DSNB") and Citibank, N.A.

Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed December 8, 2014

10.6.1+

Sixth Amendment to Amended and Restated Credit Card Program Agreement dated as of December 13, 2021, by and among Macy’s, Inc., FDS Bank, Macy’s Credit and Consumer Services, Inc., Bloomingdales, LLC, and solely with respect to Section 2.1(a) FDS Thrift Holding Co., Inc., Department Stores National Bank and Citibank, N.A.

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2021

10.7	Senior Executive Incentive Compensation Plan, as amended March 26, 2020 *	Exhibit 10.3 to May 2, 2020 Form 10-Q

10.8	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed November 27, 1991

10.9	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (“2013 Form 10-K”)

10.9.1	Senior Executive Severance Plan effective as of April 1, 2018 *	Exhibit 10.9.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2018 ("2017 Form 10-K")

10.10	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 ("2012 Form 10-K")

10.10.1	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to 2014 Form 10-K

10.10.2	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees), as amended *	Exhibit 10.10.5 to 2017 Form 10-K

10.10.3	Form of Stock Option Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.11	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 25, 2010

10.12	2019-2021 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

Exhibit Number	Description	Document if Incorporated by Reference

10.12.1	2021-2023 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan*	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 1, 2021

10.13	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan*	Exhibit 10.19 to 2012 Form 10-K

10.13.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to 2014 Form 10-K

10.13.2	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (with dividend equivalents) *	Exhibit 10.13.2 to 2017 Form 10-K

10.13.3	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, as amended *	Exhibit 10.13.3 to 2017 Form 10-K

10.13.4	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.14	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (“2008 Form 10-K”)

10.14.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.14.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to 2012 Form 10-K

10.14.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to 2013 Form 10-K

10.15	Executive Deferred Compensation Plan *	Exhibit 10.30 to 2008 Form 10-K

10.15.1	First Amendment to Executive Deferred Compensation Plan effective December 31, 2013 *	Exhibit 10.21.1 to 2013 Form 10-K

10.16	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to 2013 Form 10-K

10.16.1	First Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to 2014 Form 10-K

10.16.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to 2014 Form 10-K

10.16.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to 2014 Form 10-K

10.16.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*	Exhibit 10.17.4 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2016 ("2015 Form 10-K")

Exhibit Number	Description	Document if Incorporated by Reference

10.16.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire effective as of January 1, 2014*	Exhibit 10.17.5 to 2015 Form 10-K

10.17	Director Deferred Compensation Plan *	Exhibit 10.33 to 2008 Form 10-K

10.18	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 2, 2014

10.19	Macy's, Inc. 2018 Equity and Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 4, 2018

10.20	Macy’s, Inc. 2021 Equity and Incentive Compensation Plan*	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 6, 2021

10.21	Macy's, Inc. Deferred Compensation Plan (Amended and restated effective as of August 1, 2018) *	Exhibit 10.18 to 2019 Form 10-K

10.22	Change in Control Plan, effective November 1, 2009, as revised and restated effective April 1, 2018 *	Exhibit 10.20 to 2017 Form 10-K

10.23	Time Sharing Agreement between Macy's, Inc. and Jeff Gennette, dated June 14, 2017 *	Exhibit 10.21.1 to 2017 Form 10-K

21	Subsidiaries

22	List of Subsidiary Guarantors

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from Macy's, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2022, filed March 25, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment or because it is both not material and is of the type the registrant treats as confidential.
*	Constitutes a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia
Executive Vice President, Chief Legal Officer and Secretary

Date: March 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2022.

*	*	*
Jeff Gennette	Adrian V. Mitchell	Paul Griscom

Chief Executive Officer (principal executive officer), Chairman of the Board and Director	Executive Vice President and Chief Financial Officer (principal financial officer)	Senior Vice President and Controller (principal accounting officer)

*	*	*
Francis S. Blake	Torrence N. Boone	John A. Bryant

Director	Director	Director

*	*	*
Ashley Buchanan	Deirdre P. Connelly	Leslie D. Hale

Director	Director	Director

*	*	*
William H. Lenehan	Sara Levinson	Paul C. Varga

Director	Director	Director

*	*
Marna C. Whittington	Tracey Zhen

Director	Director

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

To the Shareholders and Board of Directors
Macy's, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Macy's, Inc. and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 29, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the liability for unrecognized tax benefits

As discussed in Note 8 to the consolidated financial statements, the Company has recorded gross unrecognized tax benefits, including interest and penalties, of $167 million as of January 29, 2022. The Company recognizes tax positions when it is more likely than not that the tax position will be sustained on examination based on the technical merits of the position. Uncertain tax positions meeting the recognition threshold are then measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement.

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

Cincinnati, Ohio
March 25, 2022

MACY’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions, except per share data)

	2021	2020	2019
Net sales	$24,460	$17,346	$24,560
Credit card revenues, net	832	751	771
Cost of sales	(14,956)	(12,286)	(15,171)
Selling, general and administrative expenses	(8,047)	(6,767)	(8,998)
Gains on sale of real estate	91	60	162
Restructuring, impairment, store closing and other costs	(30)	(3,579)	(354)
Operating income (loss)	2,350	(4,475)	970
Benefit plan income, net	66	54	31
Settlement charges	(96)	(84)	(58)
Interest expense	(256)	(284)	(205)
Financing costs	—	(5)	—
Losses on early retirement of debt	(199)	—	(30)
Interest income	1	4	20
Income (loss) before income taxes	1,866	(4,790)	728
Federal, state and local income tax benefit (expense)	(436)	846	(164)
Net income (loss)	$1,430	$(3,944)	$564
Basic earnings (loss) per share	$4.66	$(12.68)	$1.82
Diluted earnings (loss) per share	$4.55	$(12.68)	$1.81

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(millions)

	2021	2020	2019
Net income (loss)	$1,430	$(3,944)	$564
Other comprehensive income (loss), net of taxes:
Net actuarial gain (loss) and prior service credit on post employment and postretirement benefit plans, net of tax effect of $23 million, $37 million and $36 million	69	107	(107)
Reclassifications to net income (loss):
Net actuarial loss and prior service cost on post employment and postretirement benefit plans, net of tax effect of $9 million, $12 million and $8 million	25	35	23
Settlement charges, net of tax effect of $24 million, $22 million and $14 million	72	62	44
Total other comprehensive income (loss)	166	204	(40)
Comprehensive income (loss)	$1,596	$(3,740)	$524

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(millions)

	January 29, 2022	January 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$1,712	$1,679
Receivables	297	276
Merchandise inventories	4,383	3,774
Prepaid expenses and other current assets	366	455
Total Current Assets	6,758	6,184
Property and Equipment – net	5,665	5,940
Right of Use Assets	2,808	2,878
Goodwill	828	828
Other Intangible Assets – net	435	437
Other Assets	1,096	1,439
Total Assets	$17,590	$17,706
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$452
Merchandise accounts payable	2,222	1,978
Accounts payable and accrued liabilities	3,086	2,927
Income taxes	108	—
Total Current Liabilities	5,416	5,357
Long-Term Debt	3,295	4,407
Long-Term Lease Liabilities	3,098	3,185
Deferred Income Taxes	983	908
Other Liabilities	1,177	1,296
Shareholders’ Equity:
Common stock (292.4 and 310.5 shares outstanding)	3	3
Additional paid-in capital	517	571
Accumulated equity	5,268	3,928
Treasury stock	(1,545)	(1,161)
Accumulated other comprehensive loss	(622)	(788)
Total Shareholders' Equity	3,621	2,553
Total Liabilities and Shareholders’ Equity	$17,590	$17,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(millions)

					Accumulated
		Additional			Other	Total
	Common	Paid-In	Accumulated	Treasury	Comprehensive	Shareholders’
	Stock	Capital	Equity	Stock	Income (Loss)	Equity
Balance at February 2, 2019	$3	$652	$8,050	$(1,318)	$(951)	$6,436
Cumulative-effect adjustment (a)			(158)			(158)
Net income			564			564
Other comprehensive loss					(40)	(40)
Common stock dividends ($1.51 per share)			(470)			(470)
Stock repurchases				(1)		(1)
Stock-based compensation expense		38				38
Stock issued under stock plans		(69)		78		9
Other			3		(4)	(1)
Balance at February 1, 2020	3	621	7,989	(1,241)	(995)	6,377
Net loss			(3,944)			(3,944)
Other comprehensive income					204	204
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		31				31
Stock issued under stock plans		(81)		80		(1)
Other					3	3
Balance at January 30, 2021	3	571	3,928	(1,161)	(788)	2,553
Net income			1,430			1,430
Other comprehensive income					166	166
Common stock dividends ($0.30 per share)			(90)			(90)
Stock repurchases				(500)		(500)
Stock-based compensation expense		55				55
Stock issued under stock plans		(109)		116		7
Balance at January 29, 2022	$3	$517	$5,268	$(1,545)	$(622)	$3,621

(a)	Represents the cumulative-effect adjustment to retained earnings for the adoption of Accounting Standards Update 2016-02 (ASU-2016-02), Leases (Topic 842), on February 3, 2019.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,430	$(3,944)	$564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment, restructuring and other costs	30	3,579	354
Settlement charges	96	84	58
Depreciation and amortization	874	959	981
Benefit plans	34	47	31
Stock-based compensation expense	55	31	38
Gains on sale of real estate	(91)	(60)	(162)
Deferred income taxes	19	(327)	(6)
Amortization of financing costs and premium on acquired debt	70	18	4
Changes in assets and liabilities:
(Increase) decrease in receivables	(21)	132	(9)
(Increase) decrease in merchandise inventories	(610)	1,406	75
(Increase) decrease in prepaid expenses and other current assets	(39)	51	89
Increase in merchandise accounts payable	218	237	40
Increase (decrease) in accounts payable and accrued liabilities	245	(759)	(257)
Increase (decrease) in current income taxes	588	(617)	(60)
Change in other assets and liabilities	(186)	(188)	(132)
Net cash provided by operating activities	2,712	649	1,608
Cash flows from investing activities:
Purchase of property and equipment	(354)	(338)	(902)
Capitalized software	(243)	(128)	(255)
Disposition of property and equipment	164	113	185
Other, net	63	28	(30)
Net cash used by investing activities	(370)	(325)	(1,002)
Cash flows from financing activities:
Debt issued	1,085	2,780	—
Debt issuance costs	(9)	(95)	(3)
Debt repaid	(2,699)	(2,042)	(569)
Debt repurchase premium and expenses	(152)	(7)	(28)
Dividends paid	(90)	(117)	(466)
Increase (decrease) in outstanding checks	(23)	181	(62)
Acquisition of treasury stock	(500)	(1)	(1)
Issuance of common stock	7	—	6
Net cash provided (used) by financing activities	(2,381)	699	(1,123)
Net increase (decrease) in cash, cash equivalents and restricted cash	(39)	1,023	(517)
Cash, cash equivalents and restricted cash beginning of period	1,754	731	1,248
Cash, cash equivalents and restricted cash end of period	$1,715	$1,754	$731
Supplemental cash flow information:
Interest paid	$442	$257	$242
Interest received	1	5	20
Income taxes paid (received), net	(171)	98	229
Restricted cash, end of period	3	75	46

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

Macy’s, Inc., together with its subsidiaries (the “Company”), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy’s, Bloomingdale’s and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of January 29, 2022, the Company’s operations and operating segments were conducted through Macy’s, Market by Macy’s, Macy's Backstage, Bloomingdale’s, Bloomingdale’s The Outlet, Bloomies, and bluemercury, which are aggregated into one reporting segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting. The metrics used by management to assess the performance of the Company’s operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (“EBIT”) and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Company’s operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2021, 2020 and 2019 ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively, and included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

Basis of Presentation

The Consolidated Financial Statements include the accounts of Macy's, Inc. and its 100%-owned subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties which may result in actual amounts differing from reported amounts.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $102 million at January 29, 2022 and $92 million at January 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Receivables

Receivables were $297 million at January 29, 2022, compared to $276 million at January 30, 2021.

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

Merchandise Inventories

Merchandise inventories are valued at lower of cost or market using the last-in, first-out ("LIFO") retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and is stated at its current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At January 29, 2022 and January 30, 2021, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out ("FIFO") retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2021, 2020 or 2019. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.

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

Vendor Allowances

The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are recognized when earned. The Company also receives advertising allowances from approximately 309 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors’ merchandise and are netted against advertising and promotional costs when the related costs are incurred. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising and promotional costs are generally expensed at first showing. Advertising and promotional costs and cooperative advertising allowances were as follows:

	2021	2020	2019
		(millions)
Gross advertising and promotional costs	$1,267	$907	$1,330
Cooperative advertising allowances	90	89	188
Advertising and promotional costs, net of cooperative advertising allowances	$1,177	$818	$1,142
Net sales	$24,460	$17,346	$24,560
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.8%	4.7%	4.6%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Post Employment Obligations

The Company, through its actuaries, utilizes assumptions when estimating the liabilities for pension and other employee benefit plans. These assumptions, where applicable, include the discount rates used to determine the actuarial present value of projected benefit obligations, the rate of increase in future compensation levels, mortality rates and the long-term rate of return on assets. The Company measures post employment assets and obligations using the month-end that is closest to the Company's fiscal year-end or an interim period quarter-end if a plan is determined to qualify for a remeasurement. The benefit expense is generally recognized in the Consolidated Financial Statements on an accrual basis over the average remaining lifetime of participants, and the accrued benefits are reported in other assets, accounts payable and accrued liabilities and other liabilities on the Consolidated Balance Sheets, as appropriate.

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

Comprehensive Income (Loss)

Total comprehensive income (loss) represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income (loss). For the Company, the only other components of total comprehensive income (loss) for 2021, 2020 and 2019 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Operations.

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

Net sales

Revenue is recognized when customers obtain control of goods and services promised by the Company. The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services. Macy's accounted for approximately 88%, 89%, and 88% of the Company's net sales for 2021, 2020 and 2019, respectively.  In addition, digital sales accounted for approximately 35%, 44% and 25% of net sales in 2021, 2020 and 2019, respectively. Disaggregation of the Company's net sales by family of business for 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Women’s Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$10,119	$7,206	$9,454
Women’s Apparel	4,433	2,909	5,411
Men’s and Kids’	5,252	3,486	5,628
Home/Other (a)	4,656	3,745	4,067
Total	$24,460	$17,346	$24,560

(a)	Other primarily includes restaurant sales, allowance for merchandise returns adjustments, breakage income from unredeemed gift cards and certain loyalty program income.

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

Merchandise Returns

The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $198 million as of January 29, 2022 and $159 million as of January 30, 2021. Included in prepaid expenses and other current assets is an asset totaling $120 million as of January 29, 2022 and $103 million as of January 30, 2021, for the recoverable cost of merchandise estimated to be returned by customers.

Gift Cards and Customer Loyalty Programs

The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $481 million as of January 29, 2022, and $616 million as of January 30, 2021. During 2021 and 2020, the Company recognized approximately $26 million and $30 million, respectively, in breakage income related to changes in breakage rate estimates. Changes in the liability for unredeemed gift cards and customer loyalty programs are as follows:

	2021	2020	2019
		(millions)
Balance, beginning of year	$616	$839	$856
Liabilities issued but not redeemed (a)	394	262	554
Revenue recognized from beginning liability	(529)	(485)	(571)
Balance, end of year	$481	$616	$839

(a)	Net of estimated breakage income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Card Revenues, net

In 2005, in connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement ("Credit Card Program"). Subsequent to this initial arrangement and associated amendments, on December 13, 2021, the Company entered into sixth amendment to the amended and restated Credit Card Program with Citibank (the “Program Agreement”). The changes to the Credit Card Program’s financial structure are not materially different from its previous terms. As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the underlying Credit Card Program. Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and the Company’s profit share is recognized based on the performance of the underlying portfolio. Revenue associated with the establishment of new credit accounts and assisting in the receipt of payments for existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company’s Credit Card Program, net of fraud losses and expenses associated with establishing new accounts.

The Program Agreement expires March 31, 2030, subject to an additional renewal term of three years. The Program Agreement provides for, among other things, (i) the ownership by Citibank of the accounts purchased by Citibank, (ii) the ownership by Citibank of new accounts opened by the Company’s customers, (iii) the provision of credit by Citibank to the holders of the credit cards associated with the foregoing accounts, (iv) the servicing of the foregoing accounts, and (v) the allocation between Citibank and the Company of the economic benefits and burdens associated with the foregoing and other aspects of the alliance. Pursuant to the Program Agreement, the Company continues to provide certain servicing functions related to the accounts and related receivables owned by Citibank and receives compensation from Citibank for these services. The amounts earned under the Program Agreement related to the servicing functions are deemed adequate compensation and, accordingly, no servicing asset or liability has been recorded on the Consolidated Balance Sheets.

The Company’s credit card revenues, net were $832 million, $751 million, and $771 million for 2021, 2020 and 2019, respectively. Amounts received under the Program Agreement were $950 million, $882 million, and $985 million for 2021, 2020 and 2019, respectively.
3.	Impairment, Restructuring and Other Costs

Impairment, restructuring and other costs consist of the following:

	2021	2020	2019
		(millions)
Asset Impairments	$6	$3,280	$197
Restructuring	3	224	123
Other	21	75	34
	$30	$3,579	$354

During 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $3,280 million, the majority of which was recognized during the first quarter of 2020 and consisted of:

•

$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy’s reporting unit and $98 million attributable to the bluemercury reporting unit. See discussion at Note 5, “Goodwill and Other Intangible Assets.”

•	$200 million of impairments primarily related to long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.

In June 2020, the Company announced a restructuring to align its cost base with anticipated near-term sales as the business recovered from the impact of the COVID-19 pandemic. The Company reduced corporate and management headcount by approximately 3,900. Additionally, the Company reduced staffing across its store portfolio, supply chain and customer support network, which it has since adjusted as sales recovered in early 2021. During the second quarter of 2020, the Company recognized $154 million of expense for severance related to this reduction in force, of which substantially all of this severance was paid as of January 29, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 On February 4, 2020, the Company announced its Polaris strategy, a multi-year plan designed to stabilize profitability and position the Company for sustainable, profitable growth. The strategy, developed in 2019 and refined in 2020, includes initiatives focused on growing the Company’s digital channels, expanding the Company’s off-mall store presence and modernizing the Company’s technology and supply chain infrastructures. In conjunction with these initiatives, in 2020 the Company announced plans to close approximately 125 of its least productive stores, including 8, 37, and 30 store closures that were announced in 2021, 2020, and 2019, respectively. However, in November 2021, the Company announced the deferral of the closure of the remaining locations previously identified for closure as part of the 125 locations from February 2020. The Company is currently in the process of repositioning its store portfolio in order to optimize its omnichannel ecosystem.

A summary of the restructuring and other cash activity for 2021, 2020, and 2019 related to the Polaris strategy, which are included within accounts payable and accrued liabilities, is as follows:

		Professional
		fees and
	Severance and	other related
	other benefits	charges	Total
		(millions)
Balance at February 2, 2019	$—	$—	$—
Additions charged to expense	121	36	157
Cash payments	(6)	(27)	(33)
Balance at February 1, 2020	115	9	124
Additions charged to expense	55	17	72
Cash payments	(156)	(24)	(180)
Balance at January 30, 2021	14	2	16
Additions charged to expense	5	—	5
Cash payments	(18)	(2)	(20)
Balance at January 29, 2022	$1	$—	$1

4.	Properties and Leases

Property and Equipment, net

The major classes of property and equipment, net as of January 29, 2022 and January 30, 2021 are as follows:

	January 29,	January 30,
	2022	2021
	(millions)
Land	$1,353	$1,390
Buildings on owned land	3,635	3,650
Buildings on leased land and leasehold improvements	1,303	1,268
Fixtures and equipment	3,922	4,032
	10,213	10,340
Less accumulated depreciation and amortization	4,548	4,400
	$5,665	$5,940

In connection with various shopping center agreements, the Company is obligated to operate certain stores within the centers for periods of up to fifteen years. Some of these agreements require that the stores be operated under a particular name.

Leases

The Company leases a portion of the real estate and personal property used in its operations. Most leases require the Company to pay real estate taxes, maintenance, insurance, and other similar costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company's leases contain covenants that restrict the ability of the tenant (typically a subsidiary of the Company) to take specified actions (including the payment of dividends or other amounts on account of its capital stock) unless the tenant satisfies certain financial tests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ROU assets and lease liabilities consist of:

		January 29,	January 30,
		2022	2021
	Classification	(millions)
Assets
Finance lease assets (a)	Right of Use Assets	$10	$12
Operating lease assets (b)	Right of Use Assets	2,798	2,866
Total lease assets		$2,808	$2,878
Liabilities
Current
Finance (a)	Accounts payable and accrued liabilities	$2	$2
Operating (b)	Accounts payable and accrued liabilities	328	198
Noncurrent
Finance (a)	Long-Term Lease Liabilities	17	19
Operating (b)	Long-Term Lease Liabilities	3,081	3,166
Total lease liabilities		$3,428	$3,385

(a)

Finance lease assets are recorded net of accumulated amortization of $13 million as of January 29, 2022 and January 30, 2021. As of January 29, 2022 and January 30, 2021, finance lease assets included $1 million and $2 million, respectively, and noncurrent lease liabilities each included $2 million of non-lease components.

(b)

As of January 29, 2022, operating lease assets included $377 million of non-lease components and current and noncurrent lease liabilities included $36 million and $386 million, respectively, of non-lease components.  As of January 30, 2021, operating lease assets included $383 million of non-lease components and current and noncurrent lease liabilities included $35 million and $384 million, respectively, of non-lease components.

The components of net lease expense, recognized primarily within selling, general and administrative expenses are disclosed below. For 2021, 2020 and 2019, lease expense included $80 million, $87 million and $83 million, respectively, related to non-lease components.

	2021	2020	2019
		(millions)
Real estate
Operating leases (c) –
Minimum rents	$359	$376	$364
Variable rents	48	45	54
	407	421	418
Less income from subleases –
Operating leases	(1)	(1)	(2)
	$406	$420	$416
Personal property – Operating leases	$7	$7	$8

(c)	Certain supply chain operating lease expense amounts are included in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 29, 2022, the maturity of lease liabilities is as follows:

		Operating
	Finance	Leases
	Leases	(d and e)	Total
		(millions)
Fiscal year
2022	$3	$358	$361
2023	3	352	355
2024	3	346	349
2025	3	342	345
2026	2	326	328
After 2026	13	5,181	5,194
Total undiscounted lease payments	27	6,905	6,932
Less amount representing interest	8	3,496	3,504
Total lease liabilities	$19	$3,409	$3,428

(d)

Operating lease payments include $2,959 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $63 million of legally binding minimum lease payments for leases signed but not yet commenced.

(e)

Operating lease payments include $1,114 million related to non-lease component payments, with $829 million of such payments related to options to extend lease terms that are reasonably certain of being exercised.

Additional supplemental information regarding assumptions and cash flows for operating and finance leases is as follows:

	January 29,	January 30,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term (years)
Finance leases	11.9	12.1
Operating leases	21.7	22.4
Weighted-average discount rate
Finance leases	6.73%	6.70%
Operating leases	6.54%	6.32%

	52 Weeks Ended	52 Weeks Ended
Other Information	January 29, 2022	January 30, 2021
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used from operating leases	$322	$521
Financing cash flows used from financing leases	3	4
Leased assets obtained in exchange for new operating lease liabilities	15	430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases, one of which includes potential extensions to 2070, have future minimum lease payments aggregating $197 million and are offset by payments from existing tenants and subtenants. In addition, the Company is contingently liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.
5.	Goodwill and Other Intangible Assets

The following summarizes the Company’s goodwill and other intangible assets:

	January 29,	January 30,
	2022	2021
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,290
Accumulated impairment losses	(8,462)	(8,462)
	828	828
Tradenames	403	403
	$1,231	$1,231
Amortizing intangible assets
Favorable leases and other contractual assets	$5	$5
Tradenames	43	43
	48	48
Accumulated amortization
Favorable leases and other contractual assets	(1)	(1)
Tradenames	(15)	(13)
	(16)	(14)
	$32	$34
Capitalized software
Gross balance	$1,010	$1,136
Accumulated amortization	(499)	(645)
	$511	$491

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

At the end of fiscal May 2020, the Company elected to perform a qualitative impairment test on its intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and the intangible assets with indefinite lives were not impaired.

Finite lived tradenames are being amortized over their respective useful lives of 20 years. Favorable lease intangible assets are being amortized over their respective lease terms.

Other contractual assets and tradenames amortization expense amounted to $2 million, $2 million and $3 million for 2021, 2020, and 2019, respectively.  Capitalized software amortization expense amounted to $238 million for 2021, $268 million for 2020 and $285 million for 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated amortization expense for assets, excluding in-process capitalized software of $129 million not yet placed in service as of January 29, 2022, is shown below:

	Amortizing	Capitalized
	intangible assets	Software
	(millions)
Fiscal year
2022	$2	$180
2023	2	111
2024	2	65
2025	2	25
2026	2	—

6.	Financing

The Company’s debt is as follows:

	January 29,	January 30,
	2022	2021
	(millions)
Short-term debt:
3.875% Senior notes due 2022	$—	$450
Current portion of other long-term obligations	—	2
	$—	$452
Long-term debt:
8.375% Senior secured notes due 2025	$—	$1,300
2.875% Senior notes due 2023	504	640
5.875% Senior notes due 2029	500	—
4.5% Senior notes due 2034	367	367
3.625% Senior notes due 2024	350	500
5.125% Senior notes due 2042	250	250
4.3% Senior notes due 2043	250	250
6.375% Senior notes due 2037	192	192
6.7% Senior secured debentures due 2034	183	183
4.375% Senior notes due 2023	161	210
7.0% Senior debentures due 2028	105	105
6.65% Senior secured debentures due 2024	81	81
6.9% Senior debentures due 2029	79	79
6.7% Senior secured debentures due 2028	74	74
6.79% Senior debentures due 2027	71	71
6.65% Senior debentures due 2024	36	41
6.7% Senior debentures due 2028	29	29
8.75% Senior secured debentures due 2029	13	13
6.7% Senior debentures due 2034	18	18
6.9% Senior debentures due 2032	12	12
7.6% Senior debentures due 2025	6	24
7.875% Senior secured debentures due 2030	5	5
6.9% Senior secured debentures due 2032	5	5
7.875% Senior debentures due 2030	5	5
Unamortized debt issue costs and discount	(22)	(77)
Premium on acquired debt, using an effective interest yield of 5.760% to 6.021%	21	30
	$3,295	$4,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense and losses on early retirement of debt are as follows:

	2021	2020	2019
		(millions)
Interest on debt	$246	$273	$211
Amortization of debt premium	(3)	(4)	(5)
Amortization of financing costs and debt discount	26	23	6
Interest on finance leases	1	1	2
	270	293	214
Less interest capitalized on construction	14	9	9
Interest expense	$256	$284	$205
Losses on early retirement of debt	$199	$—	$30

2021 Financing Activities

On October 15, 2021, the Company redeemed the entire outstanding $294 million aggregate principal amount of its 3.875% senior notes due 2022 (the “2022 Notes”). The redemption price was equal to 100% of the outstanding principal amount of the 2022 Notes ($294 million), plus accrued and unpaid interest of $3 million.

On August 17, 2021, the Company redeemed the entire outstanding $1.3 billion aggregate principal amount of its 8.375% senior secured notes due 2025 (the “2025 Notes”). The redemption price was equal to 100% of the outstanding principal amount of the 2025 Notes ($1.3 billion), plus accrued and unpaid interest of $19 million, plus the applicable premium due to holders of the 2025 Notes in connection with the early redemption of $138 million, plus unamortized deferred debt costs of $47 million. The Company recognized the redemption premium and unamortized deferred debt costs of $185 million as losses on early retirement of debt during the third quarter of 2021.

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

 On March 17, 2021, the Company completed a tender offer in which $500 million of senior notes and debentures were tendered for early settlement and purchased by MRH. The total cash cost for the tender offer was $17 million with the remainder funded through the net proceeds from the Notes Offering discussed above. The Company recognized $11 million of losses on early retirement of debt during the first quarter of 2021.

2020 Financing Activities

Secured Debt Issuance

On June 8, 2020, the Company issued $1.3 billion aggregate principal amount of 8.375% senior secured notes due 2025. The 2025 Notes bore interest at a rate of 8.375% per annum, which accrued from June 8, 2020 and was payable in arrears on June 15 and December 15 of each year, commencing on December 15, 2020. The 2025 Notes mature on June 15, 2025, unless earlier redeemed or repurchased, and were subject to the terms and conditions set forth in the related indenture. The 2025 Notes were issued by Macy’s, Inc. and were secured on a first-priority basis by (i) a first mortgage/deed of trust in certain real property of subsidiaries of Macy’s, Inc. that was transferred to subsidiaries of PropCo, a newly created direct, wholly owned subsidiary of Macy’s, Inc., and (ii) a pledge by Propco of the equity interests in its subsidiaries that own such transferred real property. The 2025 Notes were, jointly and severally, unconditionally guaranteed on a secured basis by Propco and its subsidiaries and unconditionally guaranteed on an unsecured basis by MRH, a direct, wholly owned subsidiary of Macy’s, Inc. In fiscal 2021, the Company redeemed the entire outstanding $1.3 billion aggregate principal amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset-Based Credit Facility

On June 8, 2020, the ABL Borrower, an indirect wholly owned subsidiary of the Company, and its parent, the ABL Parent, entered into the ABL Credit Facility with Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto. The ABL Credit Facility provides the ABL Borrower with a $2,941 million revolving credit facility (the “Revolving ABL Facility”), including a swingline sub-facility and a letter of credit sub-facility. The ABL Borrower may request increases in the size of the Revolving ABL Facility up to an additional aggregate principal amount of $750 million. As of January 29, 2022, the Company had $116 million of standby letters of credit outstanding under the ABL Credit Facility, which reduces the available borrowing capacity.  There were $585 million of borrowings and repayments under the ABL Credit Facility in fiscal 2021 and therefore no borrowings outstanding as of January 29, 2022. There were no borrowings under the ABL Credit Facility in 2020.

Additionally, on June 8, 2020 and concurrently with closing the ABL Credit Facility, the ABL Borrower purchased all presently existing inventory, and assumed the liabilities in respect of all presently existing and outstanding trade payables owed to vendors in respect of such inventory, from MRH and certain wholly owned subsidiaries of MRH. The ABL Credit Facility is secured on a first priority basis (subject to customary exceptions) by (i) all assets of the ABL Borrower including all such inventory and the proceeds thereof and (ii) the equity of the ABL Borrower. The ABL Parent guaranteed the ABL Borrower’s obligations under the ABL Credit Facility. The Revolving ABL Facility matures on May 9, 2024.

The ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (a) 80% (which automatically increased to 90% during fiscal 2021 upon the satisfaction of certain conditions, including the delivery of an initial appraisal of the inventory) of the net orderly liquidation percentage of eligible inventory, minus (b) customary reserves. Amounts borrowed under the ABL Credit Facility are subject to interest at a rate per annum equal to (i) prior to the Step Down Date (as defined in the ABL Credit Facility), at the ABL Borrower’s option, either (a) adjusted LIBOR plus a margin of 2.75% to 3.00% or (b) a base rate plus a margin of 1.75% to 2.00%, in each case depending on revolving line utilization and (ii) after the Step Down Date, at the ABL Borrower’s option, either (a) adjusted LIBOR plus a margin of 2.25% to 2.50% or (b) a base rate plus a margin of 1.25% to 1.50%, in each case depending on revolving line utilization. The ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments, cash hoarding, and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.

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

Amendment to Existing Credit Agreement

On June 8, 2020, the Company substantially reduced the credit commitments of its existing $1,500 million unsecured credit agreement, which as of both January 29, 2022 and January 30, 2021 provided the Company with unsecured revolving credit of up to $1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Term Debt Maturities

Future maturities of long-term debt are shown below:

(millions)
Fiscal year
2023	$665
2024	467
2025	6
2026	—
2027	71
After 2027	2,086

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Repayments

The following table shows the detail of debt repayments:

	2021	2020	2019
		(millions)
8.375% Senior secured notes due 2025	$1,300	$—	$—
Revolving credit facility	585	1,500	—
3.875% Senior notes due 2022	450	—	100
3.625% Senior notes due 2024	150	—	—
2.875% Senior notes due 2023	136	—	110
4.375% Senior notes due 2023	49	—	190
7.6% Senior debentures due 2025	18	—	—
6.65% Senior debentures due 2024	5	—	—
3.45% Senior notes due 2021	—	500	—
10.25% Senior debentures due 2021	—	33	—
6.9% Senior debentures due 2029	—	—	113
7.0% Senior debentures due 2028	—	—	12
8.5% Senior debentures due 2019	—	—	36
9.5% amortizing debentures due 2021	2	4	4
9.75% amortizing debentures due 2021	1	2	2
	$2,696	$2,039	$567

Other Debt Obligations

The following summarizes certain components of the Company’s other debt obligations:

Bank Credit Agreement

On May 9, 2019, the Company entered into a new credit agreement with certain financial institutions that replaced the previous credit agreement which was set to expire on May 6, 2021. Similar to the previous agreement, the new credit agreement provided for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1,500 million (which could increase to $1,750 million at the option of the Company, subject to the willingness of existing or new lenders to provide commitments for such additional financing). The new credit agreement is scheduled to expire on May 9, 2024, subject to up to two one-year extensions that could be requested by the Company and agreed to by the lenders.  The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default.  As of January 29, 2022 and January 30, 2021, there were no revolving credit loans outstanding under the credit agreement.

Senior Notes and Debentures

The senior notes and the senior debentures are unsecured obligations of a 100%-owned subsidiary of Macy’s, Inc. and Parent has fully and unconditionally guaranteed these obligations.

Other Financing Arrangements

There were $116 million and $142 million, respectively, of other standby letters of credit outstanding at January 29, 2022 and January 30, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Event 2022 Financing Activities

On March 3, 2022, the ABL Borrower entered into a third amendment to the ABL Credit Facility which provides for a new revolving credit facility of $3.0 billion, including a swingline sub-facility and a letter of credit sub-facility (the “New ABL Credit Facility). The New ABL Credit Facility replaces the ABL Credit Facility, with consistent collateral support, but reduced interest and unused facility fees. Amounts borrowed under the New ABL Credit Facility are subject to interest at a rate per annum equal to, at the ABL Borrower’s option, either (i) adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25% to 1.50% or (ii) a base rate plus a margin of 0.25% to 0.50%, in each case depending on revolving line utilization. The New ABL Credit Facility matures in March 2027.

On March 8, 2022, MRH completed a tender offer in which $8 million of senior secured notes (“Second Lien Notes”) were tendered for early settlement and purchased by MRH in an amount equal to 100% of the aggregate principal amount. Pursuant to the indenture governing the Second Lien Notes, the collateral that secured the remaining $352 million of Second Lien Notes was automatically released on March 8, 2022.

On March 10, 2022, MRH issued $850 million in aggregate principal amount of senior notes in two separate tranches, one representing $425 million in aggregate principal amount of 5.875% senior notes due 2030 (the “2030 Notes”) and the other representing $425 million in aggregate principal amount of 6.125% senior notes due 2032 (the “2032 Notes”), in a private offering. The 2030 Notes mature on March 15, 2030 and the 2032 Notes mature on March 15, 2032. Each of the 2030 Notes and 2032 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on an unsecured basis by Macy’s, Inc. Proceeds from the issuance, together with cash on hand, were used to redeem certain of its outstanding senior notes and pay fees and expenses in connection with the offering.

7.	Accounts Payable and Accrued Liabilities

	January 29,	January 30,
	2022	2021
	(millions)
Accounts payable	$1,058	$878
Gift cards and customer rewards	481	616
Lease related liabilities	433	285
Accrued wages and vacation	290	201
Allowance for future sales returns	198	159
Current portion of post employment and postretirement benefits	148	142
Taxes other than income taxes	141	265
Current portion of workers’ compensation and general liability reserves	92	97
Accrued interest	44	54
Restructuring accruals, including severance	5	27
Other	196	203
	$3,086	$2,927

Changes in workers’ compensation and general liability reserves, including the non-current portion, are as follows:

	2021	2020	2019
	(millions)
Balance, beginning of year	$416	$462	$487
Charged to costs and expenses	108	88	120
Payments, net of recoveries	(137)	(134)	(145)
Balance, end of year	$387	$416	$462

The non-current portion of workers’ compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At January 29, 2022 and January 30, 2021, workers’ compensation and general liability reserves included $102 million and $106 million, respectively, which are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Taxes

Income tax expense (benefit) is as follows:

	2021			2020			2019
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$369	$(21)	$348	$(520)	$(179)	$(699)	$137	$4	$141
State and local	48	40	88	1	(148)	(147)	33	(10)	23
	$417	$19	$436	$(519)	$(327)	$(846)	$170	$(6)	$164

The income tax expense (benefit) reported differs from the expected tax computed by applying the federal income tax statutory rate of 21% to income before income taxes net of noncontrolling interest. The reasons for this difference and their tax effects are as follows:

	2021	2020	2019
	(millions)
Expected tax	$392	$(1,006)	$153
State and local income taxes, net of federal income taxes	84	(140)	13
CARES Act carryback benefit	(29)	(205)	—
Goodwill impact	—	492	—
Tax impact of equity awards	—	8	1
Federal tax credits	(3)	(5)	(3)
Change in valuation allowance	(15)	24	5
Other	7	(14)	(5)
	$436	$(846)	$164

The Company participates in the Internal Revenue Service (“IRS”) Compliance Assurance Program ("CAP"). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2020 and all prior tax years.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 29,	January 30,
	2022	2021
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$48	$126
Accrued liabilities accounted for on a cash basis for tax purposes	100	103
Lease liabilities	917	937
Unrecognized state tax benefits and accrued interest	38	39
State operating loss and credit carryforwards	152	194
Other	95	95
Valuation allowance	(89)	(104)
Total deferred tax assets	1,261	1,390
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(914)	(937)
Right of use assets	(751)	(766)
Merchandise inventories	(300)	(300)
Intangible assets	(116)	(115)
Other	(163)	(180)
Total deferred tax liabilities	(2,244)	(2,298)
Net deferred tax liability	$(983)	$(908)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance at January 29, 2022 and January 30, 2021 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to a decrease of $15 million for 2021. In 2020, the net change in the valuation allowance amounted to an increase of $24 million.

As of January 29, 2022, the Company had no federal net operating loss carryforwards, state net operating loss carryforwards, net of valuation allowances, of $1,044 million, which will expire between 2022 and 2041, and no state credit carryforwards, net of valuation allowances.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 29,	January 30,	February 1,
	2022	2021	2020
	(millions)
Balance, beginning of year	$113	$133	$149
Additions based on tax positions related to the current year	12	9	18
Additions for tax positions of prior years	—	—	11
Reductions for tax positions of prior years	(11)	(13)	(20)
Settlements	(2)	(4)	(16)
Statute expirations	(10)	(12)	(9)
Balance, end of year	$102	$113	$133
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	$14	$6	$12
Deferred income taxes	3	3	4
Other liabilities (a)	85	104	117
	$102	$113	$133

(a)	Unrecognized tax benefits not expected to be settled within one year are included within other liabilities on the Consolidated Balance Sheets.

Additional information regarding unrecognized benefits and related interest and penalties is as follow:

	January 29,	January 30,
	2022	2021
	(millions)
Amount of unrecognized tax benefits, net of deferred tax assets, that if recognized would affect the effective tax rate	$81	$90
Accrued federal, state and local interest and penalties	65	60
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	32	3
Other liabilities	33	57

The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. The accrued federal, state and local interest and penalties primarily relate to state tax issues and the amount of penalties paid in prior periods, and the amounts of penalties accrued at January 29, 2022 and January 30, 2021, are insignificant. Federal, state and local interest and penalties amounted to an expense of $5 million, $1 million, and $6 million for 2021, 2020, and 2019, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2011. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 29, 2022, the Company believes it is reasonably possible that certain unrecognized tax benefits ranging from zero to $60 million may be recognized by the end of 2022. It is reasonably possible that there could be other material changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues or the reassessment of existing uncertain tax positions; however, the Company is not able to estimate the impact of these items at this time.

In January 2022, the Company received $582 million in tax refunds associated with the net operating loss carryback benefit as part of the CARES Act.
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

Retirement expenses, excluding settlement charges, included the following components:

	2021	2020	2019
		(millions)
401(k) Qualified Defined Contribution Plan	$76	$68	$96
Non-Qualified Defined Contribution Plan	1	1	2
Pension Plan	(85)	(73)	(54)
Supplementary Retirement Plan	24	26	30
	$16	$22	$74

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

The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $83 million at January 29, 2022 and $74 million at January 30, 2021. Expense related to matching contributions for the qualified plan amounted to $76 million for 2021, $68 million for 2020 and $96 million for 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 29, 2022 and January 30, 2021, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $39 million and $36 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $1 million at January 29, 2022 and January 30, 2021. Expense related to matching contributions for the non-qualified plan amounted to $1 million for 2021 and 2020 and $2 million for 2019. In connection with the non-qualified plan, the Company had mutual fund investments at January 29, 2022 and January 30, 2021 of $39 million and $36 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan and SERP as of January 29, 2022 and January 30, 2021:

	Pension Plan		SERP
	2021	2020	2021	2020
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$3,030	$3,321	$673	$681
Service cost	1	4	—	—
Interest cost	49	66	11	14
Actuarial (gain) loss	(172)	12	(32)	42
Benefits paid	(502)	(373)	(46)	(64)
Projected benefit obligation, end of year	2,406	3,030	606	673
Changes in plan assets
Fair value of plan assets, beginning of year	3,359	3,359	—	—
Actual return on plan assets	43	373	—	—
Company contributions	—	—	46	64
Benefits paid	(502)	(373)	(46)	(64)
Fair value of plan assets, end of year	2,900	3,359	—	—
Funded status at end of year	$494	$329	$(606)	$(673)
Amounts recognized in the Consolidated Balance Sheets at January 29, 2022 and January 30, 2021
Other assets	$494	$329	$—	$—
Accounts payable and accrued liabilities	—	—	(47)	(49)
Other liabilities	—	—	(559)	(624)
	$494	$329	$(606)	$(673)
Amounts recognized in accumulated other comprehensive loss at January 29, 2022 and January 30, 2021
Net actuarial loss	$617	$794	$257	$301
Prior service cost	—	—	5	6
	$617	$794	$262	$307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the Pension Plan and SERP included the following actuarially determined components:

	Pension Plan			SERP
	2021	2020	2019	2021	2020	2019
	(millions)
Net Periodic Pension Cost
Service cost	$1	$4	$5	$—	$—	$—
Interest cost	49	66	103	11	14	21
Expected return on assets	(161)	(183)	(191)	—	—	—
Amortization of net actuarial loss	26	40	29	13	12	9
	(85)	(73)	(54)	24	26	30

Settlement charges	96	74	45	—	10	13
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	(55)	(178)	51	(32)	40	87
Amortization of net actuarial loss	(26)	(40)	(29)	(13)	(12)	(9)
Settlement charges	(96)	(74)	(45)	—	(10)	(13)
	(177)	(292)	(23)	(45)	18	65
Total recognized	$(166)	$(291)	$(32)	$(21)	$54	$108

In 2020 and 2021, the Company incurred non-cash settlement charges of $84 million and $96 million, respectively. For 2020, these charges related to the pro-rata recognition of net actuarial losses associated with the Company’s defined benefit retirement plans and were the result of lump sum distributions associated with retiree distribution elections and restructuring activity. For 2021, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company’s Pension Plan and is the result of the transfer of pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company. The Company transferred $256 million of Pension Plan assets to the insurance company in the second quarter of 2021, thereby reducing its Pension Plan benefit obligations.

The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan and SERP at January 29, 2022 and January 30, 2021:

	Pension Plan		SERP
	2021	2020	2021	2020
Discount rate	3.06%	2.43%	3.10%	2.51%
Rate of compensation increases	3.50%	3.45%	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	—	—

The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan and SERP:

	Pension Plan			SERP
	2021	2020	2019	2021	2020	2019
Discount rate used to measure service cost	2.69% - 3.07%	2.35% - 2.96%	4.09%	—	—	—
Discount rate used to measure interest cost	1.76% - 2.07%	1.65% - 2.46%	3.67%	1.74%	1.65% - 2.44%	2.65% - 3.69%
Expected long-term return on plan assets	5.75%	6.25%	6.50%	—	—	—
Rate of compensation increases	3.45%	3.25%	4.00%	—	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	5.00%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Pension Plan and SERP’s assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary. Due to settlement accounting and re-measurements during 2021 and 2020, for the Pension Plan, and during 2020 and 2019 for the SERP, the discount rate used to measure service cost and the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the plans.

The discount rates used to determine the present value of the projected benefit obligation for the Pension Plan and SERP are based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year’s expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for the projected benefit obligation.

The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long- term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of January 29, 2022, the Company lowered the assumed annual long-term rate of return for the Pension Plan's assets from 5.75% to 4.60% based on expected future returns on the portfolio of assets.

The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 5% equity securities, 88% debt securities, 1% real estate and 6% private equities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Pension Plan assets as of January 29, 2022 and January 30, 2021, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Category	2021	2020
		(millions)
Short term investments	Level 2	$10	$3
Money market funds	Level 1	206	136
Equity securities:
U.S. pooled funds	Level 1	77	356
International pooled funds	Level 1	31	37
Fixed income securities:
U.S. Treasury bonds	Level 2	121	270
Other Government bonds	Level 2	74	63
Corporate bonds	Level 2	1,877	1,609
Mortgage-backed securities	Level 2	10	11
Asset-backed securities	Level 2	1	1
Pooled funds	Level 1	72	271
Other types of investments:
Derivatives in a positive position	Level 2	12	8
Derivatives in a negative position	Level 1	—	(4)
Derivatives in a negative position	Level 2	(1)	—
Pooled funds (a)		164	296
Real estate (a)		32	31
Private equity (a)		186	160
Total		$2,872	$3,248
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the nature of the underlying assets of the real estate and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan’s investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions. As January 29, 2022 and January 30, 2021, certain of these investments are generally subject to lock-up periods, ranging from one to eight years, certain of these investments are subject to restrictions on redemption frequency, ranging from daily to weekly, and certain of these investments are subject to advance notice requirements. As of January 29, 2022 and January 30, 2021, the Pension Plan had unfunded commitments related to certain of these investments totaling $37 million and $39 million, respectively.

The Company does not anticipate making funding contributions to the Pension Plan in 2022.

The following benefit payments are estimated to be paid from the Pension Plan and from the SERP:

	Pension Plan	SERP
	(millions)
Fiscal year
2022	$224	$47
2023	206	47
2024	193	45
2025	188	44
2026	180	48
2027-2031	768	190

10.	Stock-Based Compensation

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

As of January 29, 2022, approximately 25.3 million shares of common stock were available for additional grants pursuant to the Company’s equity plans. Shares awarded are generally issued from the Company's treasury stock.

Stock-based compensation expense included the following components:

	2021	2020	2019
	(millions)
Stock options	$4	$8	$15
Restricted stock units	51	23	23
	$55	$31	$38

All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

There were no grants of stock options during 2021 or 2020. The fair value of stock options granted during 2019 and the weighted average assumptions used to estimate the fair value are as follows:

2019
Weighted average grant date fair value of stock options granted during the period	$5.11
Dividend yield	6.3%
Expected volatility	40.6%
Risk-free interest rate	2.4%
Expected life	5.5 years

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

Activity related to stock options for 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding, beginning of period	16,345	$40.69
Granted	—	—
Canceled or forfeited	(1,914)	27.40
Exercised	(267)	26.51
Outstanding, end of period	14,164	$42.75
Exercisable, end of period	13,281	$43.92	3.1	$2
Options expected to vest	588	$25.26	6.9	$1

Additional information relating to stock options is as follows:

	2021	2020	2019
	(millions)
Intrinsic value of options exercised	$9	$—	$10
Cash received from stock options exercised	7	—	6

As of January 29, 2022, the Company had $1.9 million of unrecognized compensation costs related to nonvested stock options, which is expected to be recognized over a weighted average period of approximately 1 year.

Restricted Stock Units

The weighted average grant date fair values of performance-based and time-based restricted stock units granted during 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Restricted stock units (performance-based)	$15.80	$6.24	$24.28
Restricted stock units (time-based)	17.88	6.96	17.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2021, 2020 and 2019, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. These awards may be earned upon the completion of approximate three-year performance periods ending February 3, 2024, January 28, 2023 and January 29, 2022, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving an owned plus licensed comparable sales growth, a return on invested capital ratio, and an owned plus licensed digital sales penetration rate. The performance-based restricted stock units also include a performance objective relating to relative total shareholder return (“TSR”). Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a peer group over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the approximate three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 170% of the Target Shares granted for the 2021 performance-based restricted stock units, 0% to 150% of the Target Shares granted for 2020 performance-based restricted stock units, and 0% to 200% of the Target Shares granted for the 2019 performance-based restricted stock units.

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

The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded for all restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units. As of January 29, 2022, the Company had $42.7 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.4 years.

Activity related to restricted stock units for 2021 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(thousands)
Nonvested, beginning of period	9,752	$9.95
Granted – performance-based	841	15.80
Performance adjustment	(34)	24.09
Granted – time-based	2,096	17.88
Forfeited	(782)	10.65
Vested	(2,773)	14.33
Nonvested, end of period	9,100	$10.87

11.	Shareholders’ Equity

The authorized shares of the Company consist of 125 million shares of preferred stock (“Preferred Stock”), par value of $0.01 per share, with no shares issued, and 1,000 million shares of common stock, par value of $0.01 per share, with 333.6 million shares of common stock issued and 292.4 million shares of common stock outstanding at January 29, 2022, and with 333.6 million shares of common stock issued and 310.5 million shares of common stock outstanding at January 30, 2021 (with shares held in the Company’s treasury being treated as issued, but not outstanding).

No shares of common stock were retired during 2021, 2020 and 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 19, 2021, the Company announced that its Board of Directors authorized a new $500 million share repurchase program, and as of January 29, 2022, the Company has completed the share repurchase under this authorization with the purchase of 20.5 million shares. On February 22, 2022, the Company announced that its Board of Directors authorized a new $2 billion share repurchase program, which does not have an expiration date.

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

Changes in the Company’s common stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
	(thousands)
Balance at February 2, 2019	333,606	(941)	(25,145)	(26,086)	307,520
Stock issued under stock plans		(130)	1,510	1,380	1,380
Stock repurchases			(38)	(38)	(38)
Deferred compensation plan distributions		169		169	169
Balance at February 1, 2020	333,606	(902)	(23,673)	(24,575)	309,031
Stock issued under stock plans		(127)	1,577	1,450	1,450
Stock repurchases			(79)	(79)	(79)
Deferred compensation plan distributions		98		98	98
Balance at January 30, 2021	333,606	(931)	(22,175)	(23,106)	310,500
Stock issued under stock plans		(277)	2,454	2,177	2,177
Stock repurchases			(20,511)	(20,511)	(20,511)
Deferred compensation plan distributions		193		193	193
Balance at January 29, 2022	333,606	(1,015)	(40,232)	(41,247)	292,359

Accumulated Other Comprehensive Loss

For the Company, the only component of accumulated other comprehensive loss for 2021, 2020 and 2019 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net in the Consolidated Statements of Operations. In addition, the Company incurred the pro-rata recognition of net actuarial losses associated with an increase in lump sum distributions associated with store closings, organizational restructuring, and periodic distribution activity as settlement charges in the Consolidated Statements of Operations. See Note 9, Retirement Plans, for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Fair Value Measurements and Concentrations of Credit Risk

The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	January 29, 2022				January 30, 2021
		Fair Value Measurements				Fair Value Measurements
		Quoted Prices				Quoted Prices
	Total	in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$39	$39	$—	$—	$100	$37	$63	$—

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, receivables, certain-short term investments and other assets, short-term debt, merchandise accounts payable, accounts payable and accrued liabilities and long-term debt. With the exception of long-term debt, the carrying amount approximates fair value because of the short maturity of these instruments. The fair values of long-term debt are generally estimated based on quoted market prices for identical or similar instruments, and are classified as Level 2 measurements within the hierarchy as defined by applicable accounting standards.

The following table shows the estimated fair value of the Company’s long-term debt, excluding other obligations:

	January 29, 2022			January 30, 2021
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,295	$3,295	$3,254	$4,454	$4,407	$4,320

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.
13.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2021			2020			2019
	Net Income		Shares	Net Loss		Shares	Net Income		Shares
				(millions, except per share data)
Net income (loss) and average number of shares outstanding	$1,430		305.8	$(3,944)		310.2	$564		308.8
Shares to be issued under deferred compensation and other plans			1.0			1.0			0.9
	$1,430		306.8	$(3,944)		311.1	$564		309.7
Basic earnings (loss) per share		$4.66			$(12.68)			$1.82
Effect of dilutive securities:
Stock options and restricted stock units			7.2			—			1.7
	$1,430		314.0	$(3,944)		311.1	$564		311.4
Diluted earnings (loss) per share		$4.55			$(12.68)			$1.81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the stock options and restricted stock units in the foregoing table, stock options to purchase 12.4 million shares of common stock and restricted stock units relating to 1.0 million shares of common stock were outstanding at January 29, 2022, and stock options to purchase 18.5 million of shares of common stock and restricted stock units relating to 1.7 million shares of common stock were outstanding at February 1, 2020, but were not included in the computation of diluted earnings per share for 2021 or 2019, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

For 2020, as a result of the net loss, all options and restricted stock units have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.  Stock options to purchase 16.3 million shares of common stock and restricted stock units relating to 10.3 million shares of common stock outstanding at January 30, 2021 were excluded from the computation of diluted earnings per share.

14.	Commitments

Our estimated total purchase obligations, which primarily consist of merchandise purchase obligations and obligations under outsourcing arrangements, software license and other service commitments, energy and other supply agreements identified by the Company, and construction contracts, were approximately $3.2 billion and $2.8 billion as of January 29, 2022 and January 30, 2021, respectively. These purchase obligations are primarily due within 1 year and recorded as liabilities when goods are received or services rendered. The Company's merchandise purchase obligations fluctuate on a seasonal basis, typically being higher in the summer and early fall and being lower in the late winter and early spring. The Company purchases a substantial portion of its merchandise inventories and other goods and services in ways other than through binding contracts.