Form 10-Q
period 2022-04-30
Macy's, Inc.
filed 2022-06-07
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2022
Common Stock, $.01 par value per share	269,732,810 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	$5,348	$4,706
Credit card revenues, net	191	159

Cost of sales	(3,231)	(2,889)
Selling, general and administrative expenses	(1,879)	(1,748)
Gains on sale of real estate	42	6
Impairment, restructuring and other costs	(8)	(19)
Operating income	463	215
Benefit plan income, net	7	15
Interest expense	(48)	(79)
Losses on early retirement of debt	(31)	(11)
Interest income	1	—
Income before income taxes	392	140
Federal, state and local income tax expense	(106)	(37)
Net income	$286	$103
Basic earnings per share	$1.01	$0.33
Diluted earnings per share	$0.98	$0.32

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(millions)

	13 Weeks Ended
	April 30, 2022	May 1, 2021
Net income	$286	$103
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	5	10
Tax effect related to items of other comprehensive income	(1)	(2)
Total other comprehensive income, net of tax effect	4	8
Comprehensive income	$290	$111

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)

	April 30, 2022	January 29, 2022	May 1, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$672	$1,712	$1,798
Receivables	233	297	205
Merchandise inventories	4,956	4,383	4,230
Prepaid expenses and other current assets	372	366	1,007
Total Current Assets	6,233	6,758	7,240
Property and Equipment - net of accumulated depreciation and amortization of $4,671, $4,548 and $4,550	5,601	5,665	5,798
Right of Use Assets	2,736	2,808	2,853
Goodwill	828	828	828
Other Intangible Assets – net	434	435	436
Other Assets	1,140	1,096	927
Total Assets	$16,972	$17,590	$18,082
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$—	$294
Merchandise accounts payable	2,865	2,222	2,545
Accounts payable and accrued liabilities	2,456	3,086	2,616
Income taxes	222	108	63
Total Current Liabilities	5,543	5,416	5,518
Long-Term Debt	2,994	3,295	4,558
Long-Term Lease Liabilities	3,030	3,098	3,166
Deferred Income Taxes	968	983	868
Other Liabilities	1,159	1,177	1,297
Shareholders' Equity	3,278	3,621	2,675
Total Liabilities and Shareholders’ Equity	$16,972	$17,590	$18,082

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 29, 2022	$3	$517	$5,268	$(1,545)	$(622)	$3,621
Net income			286			286
Other comprehensive income					4	4
Common stock dividends ($0.1575 per share)			(45)			(45)
Stock repurchases				(600)		(600)
Stock-based compensation expense		13				13
Stock issued under stock plans		(54)		53		(1)
Balance at April 30, 2022	$3	$476	$5,509	$(2,092)	$(618)	$3,278

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

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	13 Weeks Ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$286	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	8	19
Depreciation and amortization	206	224
Stock-based compensation expense	13	11
Gains on sale of real estate	(42)	(6)
Benefit plans	5	10
Amortization of financing costs and premium on acquired debt	2	8
Deferred income taxes	(17)	(43)
Changes in assets and liabilities:
Decrease in receivables	65	71
Increase in merchandise inventories	(573)	(457)
Increase in prepaid expenses and other current assets	(13)	(56)
Increase in merchandise accounts payable	639	674
Decrease in accounts payable and accrued liabilities	(424)	(114)
Increase in current income taxes	122	75
Change in other assets and liabilities	(29)	(25)
Net cash provided by operating activities	248	494
Cash flows from investing activities:
Purchase of property and equipment	(171)	(61)
Capitalized software	(90)	(38)
Disposition of property and equipment	73	8
Other, net	(6)	17
Net cash used by investing activities	(194)	(74)
Cash flows from financing activities:
Debt issued	850	500
Debt issuance costs	(21)	(9)
Debt repaid	(1,139)	(503)
Debt repurchase premium and expenses	(29)	(12)
Dividends paid	(45)	—
Decrease in outstanding checks	(126)	(276)
Acquisition of treasury stock	(584)	—
Net cash used by financing activities	(1,094)	(300)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,040)	120
Cash, cash equivalents and restricted cash beginning of period	1,715	1,754
Cash, cash equivalents and restricted cash end of period	$675	$1,874
Supplemental cash flow information:
Interest paid	$86	$52
Interest received	1	—
Income taxes paid, net of refunds received	1	5

Note: Restricted cash of $3 million and $76 million have been included with cash and cash equivalents for the 39 weeks ended April 30, 2022 and May 1, 2021, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

Macy's, Inc., together with its subsidiaries (the "Company"), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of April 30, 2022, the Company's operations and operating segments were conducted through Macy's, Market by Macy’s, Macy’s Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomie’s, and bluemercury.

Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (the "2021 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2021 10-K.

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

The Consolidated Financial Statements for the 13 weeks ended April 30, 2022 and May 1, 2021, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Seasonality

Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended April 30, 2022 and May 1, 2021 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Comprehensive Income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For the Company, the only other components of total comprehensive income for the 13 weeks ended April 30, 2022 and May 1, 2021 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income (loss) before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income.  See Note 5, "Retirement Plans," for further information.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	April 30, 2022			May 1, 2021
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$286		282.6	$103		310.7
Shares to be issued under deferred compensation and other plans			1.0			0.9
	$286		283.6	$103		311.6
Basic earnings per share		$1.01			$0.33
Effect of dilutive securities:
Stock options and restricted stock units			7.3			7.0
	$286		290.9	$103		318.6
Diluted earnings per share		$0.98			$0.32

In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 12.3 and 14.7 million shares of common stock and restricted stock units relating to 0.4 and 1.1 million shares of common stock were outstanding at April 30, 2022 and May 1, 2021, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
3.	Revenue

Net sales

Revenue is recognized when customers obtain control of goods and services promised by the Company.  The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services.  The Company's revenue generating activities include the following:

Retail Sales

Retail sales include merchandise sales, inclusive of delivery income, licensed department income, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Sales of merchandise are recorded at point of sale for in-store purchases or the time of shipment to the customer for digital purchases and are reported net of estimated merchandise returns and certain customer incentives. Commissions earned on sales generated by licensed departments are included as a component of total net sales and are recognized as revenue at the time merchandise is sold to customers. Service revenues (e.g., alteration and cosmetic services) are recorded at the time the customer receives the benefit of the service. The Company has elected to present sales taxes on a net basis and, as such, sales taxes are included in accounts payable and accrued liabilities until remitted to the taxing authorities.

Macy’s accounted for 86% and 87% of the Company’s net sales for the 13 weeks ended April 30, 2022 and May 1, 2021, respectively. In addition, digital sales accounted for approximately 33% and 37% of the Company’s net sales for the 13 weeks ended April 30, 2022 and May 1, 2021, respectively.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Disaggregation of the Company's net sales by family of business for the 13 weeks ended April 30, 2022 and May 1, 2021 were as follows:

	13 Weeks Ended
Net sales by family of business	April 30, 2022	May 1, 2021
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,237	$2,023
Women's Apparel	1,135	913
Men's and Kids'	1,086	932
Home/Other (a)	890	838
Total	$5,348	$4,706

(a)	Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.

Merchandise Returns

The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales.  The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $245 million, $198 million and $225 million as of April 30, 2022, January 29, 2022 and May 1, 2021, respectively. Included in prepaid expenses and other current assets is an asset totaling $144 million, $120 million and $136 million as of April 30, 2022, January 29, 2022 and May 1, 2021, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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

The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $428 million, $481 million and $580 million as of April 30, 2022, January 29, 2022 and May 1, 2021, respectively.

Credit Card Revenues, net

In 2005, the Company entered into an arrangement with Citibank, N.A. ("Citibank") to sell the Company's private label and co-branded credit cards ("Credit Card Program").  Subsequent to this initial arrangement and associated amendments, in 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program Agreement (the "Program Agreement") with Citibank. The changes to the Credit Card Program’s financial structure are not materially different from its previous terms.  As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the underlying Credit Card Program.  Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and the Company’s profit share is recognized based on the performance of the underlying portfolio.  Revenue associated with the establishment of new credit accounts and assisting in the receipt of payments for existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company’s Credit Card Program, net of fraud losses and expenses associated with establishing new accounts.

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Financing Activities

The following table shows the detail of debt repayments:

	13 Weeks Ended
	April 30, 2022	May 1, 2021
	(millions)
2.875% Senior notes due 2023	$504	$136
3.625% Senior notes due 2024	350	150
4.375% Senior notes due 2023	161	49
6.65% Senior debentures due 2024	117	5
6.9% Senior debentures due 2032	4	—
6.7% Senior debentures due 2034	2	—
6.7% Senior debentures due 2028	1	—
3.875% Senior notes due 2022	—	156
7.6% Senior debentures due 2025	—	4
9.5% Amortizing debentures due 2021	—	2
9.75% Amortizing debentures due 2021	—	1
	$1,139	$503

On March 3, 2022, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect subsidiary of the Company, and Macy’s Inventory Holdings LLC (the “ABL Parent”), a direct subsidiary of Macy’s and the direct parent of the ABL Borrower, entered into an amendment (“the Amendment”) to the credit agreement governing the existing $2,941 million asset-based credit facility (the “Existing ABL Credit Facility”), which was set to expire in May 2024. The Amendment provides for a new revolving credit facility of $3.0 billion, including a swingline sub-facility and a letter of credit sub-facility (the “New ABL Credit Facility”). The ABL Borrower may request increases in the size of the New ABL Credit Facility up to an additional aggregate principal amount of $750 million. The New ABL Credit Facility replaces the Existing ABL Credit Facility, with similar collateral support, but reduced interest and unused facility fees. The New ABL Credit Facility matures in March 2027.

The New ABL Credit Facility is secured on a first priority basis (subject to customary exceptions) by (i) all assets of the ABL Borrower including all such inventory and the proceeds thereof and (ii) the equity of the ABL Borrower. The ABL Parent guarantees the ABL Borrower’s obligations under the New ABL Credit Facility.

The New ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (i) 90% of the net orderly liquidation percentage of eligible inventory, minus (ii) customary reserves. Amounts borrowed under the New ABL Credit Facility are subject to interest at a rate per annum equal to, at the ABL Borrower’s option, either (i) adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25% to 1.50% or (ii) a base rate plus a margin of 0.25% to 0.50%, in each case depending on revolving line utilization. The New ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments, cash hoarding, and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.

The New ABL Credit Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any fiscal quarter if (i) certain events of default have occurred and are continuing or (ii) Availability plus Suppressed Availability (each as defined in the New ABL Credit Facility) is less than the greater of (a) 10% of the Loan Cap (as defined in the New ABL Credit Facility) and (b) $250 million, in each case, as of the end of such fiscal quarter.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 30, 2022, the Company had $65 million of standby letters of credit outstanding under the ABL Credit Facility, which reduced the available borrowing capacity to $2,935 million. The Company had no outstanding borrowings under the ABL Credit Facility as of April 30, 2022 and May 1, 2021.

On March 8, 2022, Macy’s Retail Holdings, LLC (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc., completed a tender offer and purchased approximately $8 million in aggregate principal amount of certain senior secured debentures (collectively, the “Second Lien Notes”). The purchased Second Lien Notes included $2 million of 6.65% Senior Secured Debentures due 2024, $1 million of 6.7% Senior Secured Debentures due 2028, $10,000 of 7.875% Senior Secured Debentures due 2030, $4 million of 6.9% Senior Secured Debentures due 2032, and $2 million of 6.7% Senior Secured Debentures due 2034. The total cash cost for the tender offer was approximately $8 million. Pursuant to the indenture governing the Second Lien Notes, the liens upon the collateral securing the Second Lien Notes that remained outstanding after the tender offer were automatically released on March 8, 2022. As of such date, such collateral no longer secures such Second Lien Notes or any obligations under the indenture with respect to such Second Lien Notes, and the right of the holders of the Second Lien Notes and such obligations to the benefits and proceeds of any such liens on the collateral terminated and were discharged automatically and unconditionally with respect to such Second Lien Notes.

On March 10, 2022, MRH issued $850 million in aggregate principal amount of senior notes in two separate tranches, one representing $425 million in aggregate principal amount of 5.875% senior notes due March 15, 2030 (the “2030 Notes”) and the other representing $425 million in aggregate principal amount of 6.125% senior notes due March 15, 2032 (the “2032 Notes”), in a private offering. Each of the 2030 Notes and 2032 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on an unsecured basis by Macy’s, Inc. Proceeds from the issuance, together with cash on hand, were used to redeem certain of MRH’s outstanding senior notes and pay fees and expenses therewith and in connection with the offering.  The Company recognized $31 million of losses related to the early retirement of debt on the Consolidated Statements of Income during the first quarter of 2022.

During the 13 weeks ended April 30, 2022, the Company repurchased approximately 24 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $600 million. As of April 30, 2022, the Company had $1.4 billion of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
5.	Retirement Plans

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	April 30, 2022	May 1, 2021
	(millions)
401(k) Qualified Defined Contribution Plan	$22	$22
Pension Plan
Service cost	$—	$—
Interest cost	14	12
Expected return on assets	(31)	(40)
Recognition of net actuarial loss	4	8
	$(13)	$(20)
Supplementary Retirement Plan
Interest cost	4	3
Recognition of net actuarial loss	3	3
	$7	$6

Total Retirement Expense	$16	$8

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	Fair Value Measurements

The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

Level 1: Quoted prices in active markets for identical assets

Level 2: Significant observable inputs for the assets

Level 3: Significant unobservable inputs for the assets

	April 30, 2022				May 1, 2021
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$35	$35	$—	$—	$82	$38	$44	$—

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

The following table shows the estimated fair value of the Company's long-term debt:

	April 30, 2022			May 1, 2021
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,007	$2,994	$2,675	$4,610	$4,558	$4,643

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "first quarter of 2022" and "first quarter of 2021" are to the Company's 13-week fiscal periods ended April 30, 2022 and May 1, 2021, respectively.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2021 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2021 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes Non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures".

Quarterly Overview

The Company delivered solid results in the first quarter of 2022 despite a challenging operating environment. The profitable first quarter results were driven by notable shift back to occasion-based apparel, in-store shopping, and continued strength in sales of luxury goods.

Certain financial highlights are as follows:

•	Comparable sales were up 12.8% on an owned basis; and up 12.4% on an owned plus licensed basis compared to the first quarter of 2021.
•	Digital sales increased 2% versus the first quarter of 2021. Digital penetration was at 33% of net sales for the first quarter of 2022, a 4-percentage point decline from the first quarter of 2021.
•	Gross margin was 39.6%, compared to 38.6% in the first quarter of 2021.
•	Net credit card revenues were $191 million, up $32 million from the first quarter of 2021.
•

Selling, general and administrative ("SG&A") expense was $1.9 billion, up $131 million from the first quarter of 2021. SG&A expense as a percent of sales was 35.1%, an improvement of 200 basis points from the first quarter of 2021.

•	Net income was $286 million in the first quarter of 2022, compared $103 million in the first quarter of 2021.
•

The first quarter of 2022 had positive earnings before interest, taxes, depreciation and amortization ("EBITDA") of $676 million compared to EBITDA of $454 million during the first quarter of 2021.  On an adjusted basis, EBITDA was $684 million for the first quarter of 2022, compared to $473 million during the first quarter of 2021.

•

Diluted earnings per share and adjusted diluted earnings per share were $0.98 and $1.08, respectively, during the first quarter of 2022. This compares to diluted earnings per share and adjusted diluted earnings per share of $0.32 and $0.39 for the first quarter of 2021, respectively.

•	Inventory was up 17% from the first quarter of 2021.
•	During the first quarter of 2022, the Company took the following actions to boost its liquidity and financial flexibility as well as return capital to shareholders:
◦	On March 8, 2022, the collateral securing the Company’s second lien notes was automatically released and all of the Company’s long-term debt is now unsecured.
◦

Using the proceeds from the issuance of $850 million in new unsecured notes along with cash on hand, Macy’s Inc. redeemed approximately $1.1 billion of near-term debt that was originally maturing in 2023 and 2024. The net result

MACY'S, INC.

of the issuance and redemptions was an approximately $300 million reduction to total long-term debt. As a result, the Company does not have any material debt maturities for the next five years.
◦	The Company amended its asset-based credit facility, including extending the maturity of the $3 billion facility to March 2027.
◦

The Company repurchased $600 million of shares under its newly authorized $2 billion share repurchase program, which does not have an expiration date, and paid $45 million in dividends to shareholders.

During the first quarter of 2022, the Company continued to execute its Polaris strategy and these actions impacted its operating results for the period, notably:

•

Win With Fashion and Style: By offering a wide assortment of categories, products and brands from off-price to luxury, the Company was able to reach a broad and diverse range of customers during the first quarter. In merchandise, strengths shifted away from pandemic-driven products such as casual, activewear, and soft home, and into occasion-based categories, such as dresses, women’s shoes, accessories and men’s tailored. This shift contributed to an increase in store foot-traffic and the Company’s balanced assortment allowed it to meet demand and capture sales. Additionally, during the first quarter of 2022, the Company launched Own Your Style, a new multiyear creative brand platform and tagline celebrating individuality and placing customers at the center of communication and Mission Every One, a social purpose platform in which Macy’s invests in its people, partners, products and programs to create a more equitable and sustainable future. Finally, the Company is in the early stages of reinventing its private brand portfolio.

•

Deliver Clear Value: The Company is leveraging data analytics and pricing tools to efficiently plan, place and price inventory, including location level pricing and point-of -sale (“POS”) pricing work. The Company’s POS pricing optimization contributed to lower promotional markdowns on regular priced goods which contributed to higher average unit retail and improved gross margin performance during the first quarter. Additionally, higher ticket prices and category mix benefited average unit retail during the quarter. These collective activities have resulted in higher average unit retail prices and gross margin performance. In addition, inventory turn for the trailing 12 months has improved by 9% over 2021.

•

Excel in Digital Shopping: While the Company experienced a deceleration in the growth of its digital channel during the first quarter, as consumers shifted back to in-store shopping, the Company continued to improve its digital offerings through continued website and app updates. Digital conversion for the quarter was 3.8%. Macy’s Media Network, an in-house media platform that enables business-to-business monetization of advertising partnerships, generated $26 million of net revenue during the first quarter of 2022, nearly double that of the first quarter of 2021. In addition, in November 2021, the Company announced its plan to launch a curated, digital marketplace. The Macy’s digital marketplace is expected to launch in the third quarter of 2022.

•

Enhance Store Experience: During the first quarter of 2022, the consumer shifted shopping channels from digital to stores as consumer comfort levels grew along with their desire to return to in-store shopping. The Company continues to invest in physical stores to support its digitally-led omnichannel business model and build new capabilities to help make the shopping experience as convenient and compelling as possible. For example, the Company invested in its customer service experience by enhancing At Your Service centers. The Company is in the process of adding 37 new Macy’s Backstage locations nationwide as well as 5 to 10 off-mall, smaller format stores in 2022, a mix of Market by Macy’s, Freestanding Backstage, Bloomie’s and Bloomingdale’s the Outlet.

•

Modernize Supply Chain: The Company has continued to update its supply chain infrastructure and network, while leveraging improved data and analytics capabilities in fulfillment strategies to meet customers' desire for speed and convenience and improving inventory placement. The Company is navigating supply chain disruptions by adjusting freight strategies, diversifying ports and working closely with international carriers and brand partners to prioritize product. The Company is expanding and relocating distribution centers to support business growth and serve the growing customer base. This includes plans to open a modern, new facility in Texas in mid-2023 which will continue to support stores in the region as well as provide online fulfillment. In addition, the Company plans to open a new 1.4 million-square-foot fulfillment center in North Carolina in 2024. The facility will be equipped with new automation technology to increase capacity and productivity to help drive profitable digital sales growth and will employ nearly 2,800 workers when fully operational.

•

Enable Transformation: The Company has continued to modernize its technology foundations to increase agility in reacting to customers and the market regardless of the channel in which customers interact. These activities are coupled with others to build out data science and analytics capabilities with a focus on areas to provide competitive differentiation. The Company

MACY'S, INC.

has focused on personalization as an important growth engine and will continue to enhance its capabilities to increase engagement across all segments. As part of the Company’s ongoing initiatives to attract and retain talent, in May 2022, the Company raised its minimum pay rate to $15 per hour and began providing a debt-free education benefit program through which U.S.-based, regular, salaried and hourly colleagues are able to pursue a range of education programs with 100% of tuition, books and fees covered.

From a nameplate perspective, Macy’s brand comparable sales were up 10.7% on an owned basis and up 10.1% on an owned-plus-licensed basis compared to the first quarter of 2021.  Bloomingdale’s comparable sales on an owned basis were up 28.1% and on an owned-plus-licensed basis were up 26.9% compared to the first quarter of 2021.  Bluemercury comparable sales were up 25.2% on an owned and owned-plus licensed basis compared to the first quarter of 2021.

Results of Operations

	First Quarter of 2022		First Quarter of 2021
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,348		$4,706
Increase in comparable sales	12.8%		62.5%
Credit card revenues, net	191	3.6%	159	3.4%
Cost of sales	(3,231)	(60.4)%	(2,889)	(61.4)%
Selling, general and administrative expenses	(1,879)	(35.1)%	(1,748)	(37.1)%
Gains on sale of real estate	42	0.8%	6	0.1%
Impairment, restructuring and other costs	(8)	(0.1)%	(19)	(0.4)%
Operating income	463	8.7%	216	4.6%

Diluted earnings per share	$0.98		$0.32

Supplemental Financial Measures
Gross margin (a)	$2,117	39.6%	$1,817	38.6%
Digital sales as a percentage of net sales	33%		37%

Supplemental Non-GAAP Financial Measures
Increase in comparable sales on an owned plus licensed basis	12.4%		63.9%
Adjusted diluted earnings per share	$1.08		$0.39
EBITDA	$676		$454
Adjusted EBITDA	$684		$473

(a)	Gross margin is defined as net sales less cost of sales.

See pages 22 to 23 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of the First Quarter of 2022 and the First Quarter of 2021

	First Quarter of 2022	First Quarter of 2021
Net sales	$5,348	$4,706
Increase in comparable sales	12.8%	62.5%
Increase in comparable sales on an owned plus licensed basis	12.4%	63.9%
Digital sales as a percent of net sales	33%	37%

Net sales for the first quarter of 2022 improved across all three brands – Macy’s, Bloomingdale’s and bluemercury.  During the quarter, consumer shopping behavior shifted more towards occasion-based apparel, with strength in dresses, women’s and men’s shoes, accessories, men’s tailored and luggage. Categories such as casual, activewear and soft home, including textiles and housewares, underperformed the prior year as a result of the shift in consumer behavior.

MACY'S, INC.

	First Quarter of 2022	First Quarter of 2021
Credit card revenues, net	$191	$159
Proprietary credit card sales penetration	43.1%	42.0%

The increase in net credit card revenues was driven by the continuation of the strong credit health of the credit card portfolio's customers leading to lower levels of bad debt, higher credit sales and higher spending on the co-brand credit card.

	First Quarter of 2022	First Quarter of 2021
Cost of sales	$(3,231)	$(2,889)
As a percent to net sales	60.4%	61.4%
Gross margin	$2,117	$1,817
As a percent to net sales	39.6%	38.6%

The increase in the gross margin rate was primarily driven by higher average unit retail driven by effective POS pricing optimization efforts driving lower promotions particularly on regular priced merchandise, higher ticket prices and category mix. Inventory was up 17% year-over-year, impacted by the downshift in consumer demand from active/casual and soft home categories to accelerated demand at occasion-based apparel, coupled with the loosening in supply chain constraints resulting in a higher percentage of receipts than expected.

	First Quarter of 2022	First Quarter of 2021
SG&A expenses	$(1,879)	$(1,748)
As a percent to net sales	35.1%	37.1%

SG&A expenses increased in the first quarter of 2022 but decreased as a percent to net sales.  The increase in SG&A expense dollars corresponds with higher net sales as well as the Company lapping a significant number of open positions in the prior year. However, the improvement in the SG&A expense rate benefited from expense leverage in conjunction with growing sales driven by disciplined expense management.

	First Quarter of 2022	First Quarter of 2021
Gains on sale of real estate	$42	$6

The first quarter of 2022 asset sale gains mainly consist of gains from the sale of three properties.

	First Quarter of 2022	First Quarter of 2021
Impairment, restructuring and other costs	$(8)	$(19)

Impairment, restructuring and other costs in the first quarter of 2021 primarily related to the write-off of investment assets.

	First Quarter of 2022	First Quarter of 2021
Losses on early retirement of debt	$(31)	$(11)

In the first quarter of 2022, losses on early retirement of debt were recognized due to the early payment of $1.1 billion senior notes and debentures. In the first quarter of 2021, losses on early retirement of debt were recognized due to the $500 million tender offer.

	First Quarter of 2022	First Quarter of 2021
Net interest expense	$(47)	$(79)

The decrease in net interest expense, excluding losses on early retirement of debt, was primarily driven by interest savings associated with the redemption of the Company’s $1.3 billion aggregate principal amount of 8.375% Senior Secured Notes due 2025 in August 2021.

	First Quarter of 2022	First Quarter of 2021
Effective tax rate	27.1%	26.3%
Federal income statutory rate	21%	21%

The Company’s effective tax rate varies from the federal income tax statutory rate of 21% in both periods, primarily driven by the impact of state and local taxes and the realization of deferred tax assets associated with the vesting and cancellation of certain stock-based compensation awards.

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

The Company ended the first quarter of 2022 with a cash and cash equivalents balance of $672 million, a decrease from $1,798 million at the end of the first quarter of 2021. The Company is party to the New ABL Credit Facility with certain financial institutions providing for a $3 billion asset-based credit facility.

	2022	2021
Net cash provided by operating activities	$248	$494
Net cash used by investing activities	(194)	(74)
Net cash used by financing activities	(1,094)	(300)

Operating Activities

The decrease in net cash provided by operating activities was driven by the decrease in accounts payable and accrued liabilities due to the timing of payments and a lower net inflow from the increase in merchandise accounts payable and merchandise inventories.

Investing Activities

The Company’s first quarter of 2022 capital expenditures were $171 million, mainly driven by investments in its department stores as well as its technology-based initiatives, including those that support the digital business, data science initiatives and the simplification of its technology structure.

Financing Activities

Dividends

The Company paid dividends totaling $45 million in the first quarter of 2022. The Board of Directors declared regular quarterly dividend of 15.75 cents per share on the Company’s common stock, which was paid on April 1, 2022, to Macy’s shareholders of record at the close of business on March 15, 2022.

On May 20, 2022, the Company's Board of Directors declared a regular quarterly dividend of 15.75 cents per share on its common stock, payable July 1, 2022, to shareholders of record at the close of business on June 15, 2022. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.

Stock Repurchases

On February 22, 2022, the Company’s announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. During the first quarter of 2022, the Company repurchased approximately 24.0 million shares of its common stock at an average cost of $24.98 per share. As of April 30, 2022, $1.4 billion of shares remained available for repurchase.  Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.

Debt Transactions

On March 3, 2022, Macy’s Inventory Funding LLC (the “ABL Borrower”), an indirect subsidiary of the Company, and Macy’s Inventory Holdings LLC (the “ABL Parent”), a direct subsidiary of Macy’s and the direct parent of the ABL Borrower, entered into an amendment (the “Amendment”) to the credit agreement governing the existing $2.941 billion asset-based credit facility (the “Existing ABL Credit Facility”), which was set to expire in May 2024. The Amendment provides for a new revolving credit facility of $3.0 billion, including a swingline sub-facility and a letter of credit sub-facility (the “New ABL Credit Facility”). The ABL Borrower may

MACY'S, INC.

request increases in the size of the New ABL Credit Facility up to an additional aggregate principal amount of $750 million. The New ABL Credit Facility replaces the Existing ABL Credit Facility, with similar collateral support, but reduced interest and unused facility fees. The New ABL Credit Facility matures in March 2027.

The New ABL Credit Facility is secured on a first priority basis (subject to customary exceptions) by (i) all assets of the ABL Borrower including all such inventory and the proceeds thereof and (ii) the equity of the ABL Borrower. The ABL Parent guarantees the ABL Borrower’s obligations under the New ABL Credit Facility.

The New ABL Credit Facility contains customary borrowing conditions including a borrowing base equal to the sum of (i) 90% of the net orderly liquidation percentage of eligible inventory, minus (ii) customary reserves. Amounts borrowed under the New ABL Credit Facility are subject to interest at a rate per annum equal to, at the ABL Borrower’s option, either (i) adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25% to 1.50% or (ii) a base rate plus a margin of 0.25% to 0.50%, in each case depending on revolving line utilization. The New ABL Credit Facility also contains customary covenants that provide for, among other things, limitations on indebtedness, liens, fundamental changes, restricted payments, cash hoarding, and prepayment of certain indebtedness as well as customary representations and warranties and events of default typical for credit facilities of this type.

The New ABL Credit Facility also requires the Company and its restricted subsidiaries to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 as of the end of any fiscal quarter if (i) certain events of default have occurred and are continuing or (ii) Availability plus Suppressed Availability (each as defined in the New ABL Credit Facility) is less than the greater of (a) 10% of the Loan Cap (as defined in the New ABL Credit Facility) and (b) $250 million, in each case, as of the end of such fiscal quarter.

As of April 30, 2022, the Company had $65 million of standby letters of credit outstanding under the ABL Credit Facility, which reduced the available borrowing capacity to $2,935 million. The Company had no outstanding borrowings under the ABL Credit Facility as of April 30, 2022 and May 1, 2021.

On March 8, 2022, Macy’s Retail Holdings, LLC (“MRH”), a direct, wholly owned subsidiary of Macy’s, Inc., completed a tender offer and purchased approximately $8 million in aggregate principal amount of certain senior secured debentures (collectively, the “Second Lien Notes”). The purchased Second Lien Notes included $2 million of 6.65% Senior Secured Debentures due 2024, $1 million of 6.7% Senior Secured Debentures due 2028, $10,000 of 7.875% Senior Secured Debentures due 2030, $4 million of 6.9% Senior Secured Debentures due 2032, and $2 million of 6.7% Senior Secured Debentures due 2034. The total cash cost for the tender offer was approximately $8 million. Pursuant to the indenture governing the Second Lien Notes, the liens upon the collateral securing the Second Lien Notes that remained outstanding after the tender offer were automatically released on March 8, 2022. As of such date, such collateral no longer secures such Second Lien Notes or any obligations under the indenture with respect to such Second Lien Notes, and the right of the holders of the Second Lien Notes and such obligations to the benefits and proceeds of any such liens on the collateral terminated and were discharged automatically and unconditionally with respect to such Second Lien Notes.

On March 10, 2022, MRH issued $850 million in aggregate principal amount of senior notes in two separate tranches, one representing $425 million in aggregate principal amount of 5.875% senior notes due March 15, 2030 (the “2030 Notes”) and the other representing $425 million in aggregate principal amount of 6.125% senior notes due March 15, 2032 (the “2032 Notes”), in a private offering. Each of the 2030 Notes and 2032 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on an unsecured basis by Macy’s, Inc. Proceeds from the issuance, together with cash on hand, were used to redeem certain of MRH’s outstanding senior notes and pay fees and expenses therewith and in connection with the offering. The Company recognized $31 million of losses related to the early retirement of debt on the Consolidated Statements of Income during the first quarter of 2022.

Contractual Obligations

As of April 30, 2022, other than the financing transactions discussed above and in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 29, 2022, as reported in the Company’s 2021 Form 10-K.

MACY'S, INC.

Guarantor Summarized Financial Information

The Company had $3,007 million and $2,935 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the “Unsecured Notes”) outstanding as of April 30, 2022 and January 29, 2022, respectively, with maturities ranging from 2023 to 2043. The Unsecured Notes constitute debt obligations of MRH ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent.  The Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior unsecured obligations, senior to any of the Company’s future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company’s subsidiaries that do not guarantee the Unsecured Notes.  Holders of the Company’s secured indebtedness, including the Notes and any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer’s and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The following tables include combined financial information of the Obligor Group.  Investments in subsidiaries of $8,263 million and $7,975 million as of April 30, 2022 and January 29, 2022, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $504 million for the 13-weeks ended April 30, 2022 have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheets

	April 30, 2022	January 29, 2022
	(in millions)
ASSETS
Current Assets	$1,053	$1,517
Noncurrent Assets	6,717	6,784

LIABILITIES
Current Liabilities	$1,990	$2,243
Noncurrent Liabilities (a)	10,761	10,407
(a)	Includes net amounts due to non-Guarantor subsidiaries of $5,901 million and $4,337 million as of April 30, 2022 and January 29, 2022, respectively.

Summarized Statement of Operations

13 Weeks Ended April 30, 2022
(in millions)
Net Sales	$200
Consignment commission income (a)	835
Cost of sales	(112)
Operating loss	(228)
Loss before income taxes (b)	(77)
Net income	3
(a)	Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.

(b)	Includes $232 million of dividend income from non-Guarantor subsidiaries for the 13 weeks ended April 30, 2022.

Outlook and Recent Developments

On May 26, 2022, despite the uncertainty within the macroeconomic environment, the company reaffirmed its annual 2022 sales guidance and raised its earnings guidance to account for first quarter 2022 share repurchases as well as improved expectations for credit card revenue. The updates to the annual 2022 guidance are below:

•	Digital sales are now expected to be approximately 35% of net sales
•	Net credit card revenues are now expected to be approximately 3.1% of net sales

MACY'S, INC.

•	Adjusted EBITDA as a percent of net sales is now expected to be between 11.2% and 11.7%
•	Diluted shares outstanding of approximately 283 million
•	Adjusted diluted earnings per share are now expected to be between $4.53 and $4.95

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

Changes in Comparable Sales

	Comparable Sales vs. 13 Weeks Ended May 1, 2021

	Macy's, Inc.	Macy's	Bloomingdale's	bluemercury

Increase in comparable sales on an owned basis (Note 1)	12.8%	10.7%	28.1%	25.2%
Impact of departments licensed to third parties (Note 2)	(0.4%)	(0.6%)	(1.2%)	0.0%
Increase in comparable sales on an owned plus licensed basis	12.4%	10.1%	26.9%	25.2%

Notes:

(1)

Represents the period-to-period percentage change in net sales from stores in operation during the 13 weeks ended April 30, 2022 and the 13 weeks ended May 1, 2021. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties.  Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.

(2)

Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales in the calculation of comparable sales.  The Company licenses third parties to operate certain departments in its stores and online and receives commissions from

MACY'S, INC.

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

	13 Weeks Ended April 30, 2022	13 Weeks Ended May 1, 2021
	(millions, except percentages)
Net sales	$5,348	$4,706

Net income	$286	$103

Net income as a percent to net sales	5.3%	2.2%

Net income	$286	$103
Interest expense - net	47	79
Losses on early retirement of debt	31	11
Federal, state and local income tax expense	106	37
Depreciation and amortization	206	224
EBITDA	$676	$454
Impairment, restructuring and other costs	8	19
Adjusted EBITDA	$684	$473
Adjusted EBITDA as a percent to net sales	12.8%	10.1%

Adjusted Net Income and Adjusted Diluted Earnings Per Share

The following is a tabular reconciliation of the non-GAAP financial measures of net income and diluted earnings per share, excluding certain items identified below, to GAAP net income and diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	First Quarter of 2022		First Quarter of 2021
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$286	$0.98	$103	$0.32
Impairment, restructuring and other costs	8	0.03	19	0.06
Losses on early retirement of debt	31	0.11	11	0.03
Income tax impact of certain items noted above	(10)	(0.04)	(7)	(0.02)
As adjusted to exclude certain items above	$315	$1.08	$126	$0.39

New Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

MACY'S, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2021 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 10-K.

Item 4.	Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of April 30, 2022, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of April 30, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2021 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information regarding the Company’s purchase of Common Stock during the first quarter of 2022.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (1)($)
	(thousands)		(thousands)	(millions)
January 30, 2022 – February 26, 2022	—	—	—	2,000
February 27, 2022 – April 2, 2022	17,470	24.98	17,470	1,564
April 3, 2022 – April 30, 2022	6,557	24.99	6,557	1,400
	24,027	24.98	24,027

(1)

On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. As of April 30, 2022, $1.4 billion of shares remained available for repurchase pursuant to this authorization. The Company may continue, discontinue or resume purchases of common stock under this authorization or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.

Item 5.	Other Information.

Forward-Looking Statements

This report and other reports, statements and information previously or subsequently filed by the Company with the SEC contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words "may," "will," "could," "should," "believe," "expect," "future," "potential," "anticipate," "intend," "plan," "think," "estimate" or "continue" or the negative or other variations thereof, and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including risks and uncertainties relating to:

•

the effects of the weather, natural disasters, outbreak of disease, and health pandemics, including the COVID-19 pandemic, on the Company’s business, including the ability to open stores, customer demand and its supply chain, as well as its consolidated results of operations, financial position and cash flows;

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

MACY'S, INC.

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

•	changes in relationships with vendors and other product and service providers;
•	our level of indebtedness;
•	currency, interest and exchange rates, inflation rates, and other capital market, economic and geo-political conditions;
•	unstable political conditions, civil unrest, terrorist activities and armed conflicts;
•	the possible inability of the Company's manufacturers or transporters to deliver products in a timely manner or meet the Company's quality standards;
•

the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional and global health pandemics, and regional political and economic conditions;

•	duties, taxes, other charges and quotas on imports;
•	labor shortages. and
•	the amount and timing of future dividends and share repurchases.

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

4.1

Indenture, dated as of March 10, 2022, by and among Macy’s Retail Holdings, LLC, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy’s Retail Holdings, LLC’s 5.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2022)

4.2

Indenture, dated as of March 10, 2022, by and among Macy’s Retail Holdings, LLC, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, relating to Macy’s Retail Holdings, LLC’s 6.125% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2022)

10.1

Third Amendment to Credit Agreement, dated as of March 3, 2022, by and among Macy’s Inventory Funding LLC, Macy’s Inventory Holdings LLC, the lenders party thereto and Bank of America, N.A., as agent, l/c issuer and swing line lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.2+	2022-2024 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*

10.3	Macy’s, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2022)*

22	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, filed on June 6, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Constitutes a compensatory plan or arrangement.
+	Portions of the exhibit have been omitted because it is both not material and is of the type the registrant treats as confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary

By:	/s/ PAUL GRISCOM
Paul Griscom Senior Vice President and Controller

Date: June 6, 2022