Form 10-Q
period 2022-07-30
Macy's, Inc.
filed 2022-08-26
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2022
Common Stock, $.01 par value per share	270,991,176 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$5,600	$5,647	$10,948	$10,353
Credit card revenues, net	204	197	395	356

Cost of sales	(3,422)	(3,353)	(6,652)	(6,242)
Selling, general and administrative expenses	(1,981)	(1,898)	(3,861)	(3,646)
Gains on sale of real estate	—	6	42	12
Impairment, restructuring and other costs	(2)	(2)	(10)	(21)
Operating income	399	597	862	812
Benefit plan income, net	7	17	14	32
Settlement charges	—	(81)	—	(81)
Interest expense	(43)	(80)	(91)	(159)
Losses on early retirement of debt	—	(3)	(31)	(14)
Interest income	1	—	2	—
Income before income taxes	364	450	756	590
Federal, state and local income tax expense	(89)	(105)	(195)	(142)
Net income	$275	$345	$561	$448
Basic earnings per share	$1.01	$1.11	$2.02	$1.44
Diluted earnings per share	$0.99	$1.08	$1.97	$1.41

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(millions)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$275	$345	$561	$448
Other comprehensive income (loss):
Actuarial gain on post employment and postretirement benefit plans, before tax	—	63	—	63
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	5	9	10	19
Settlement charges, before tax	—	81	—	81
Tax effect related to items of other comprehensive income	(1)	(38)	(3)	(40)
Total other comprehensive income, net of tax effect	4	115	7	123
Comprehensive income	$279	$460	$568	$571

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)

	July 30, 2022	January 29, 2022	July 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$300	$1,712	$2,137
Receivables	219	297	221
Merchandise inventories	4,610	4,383	4,298
Prepaid expenses and other current assets	387	366	955
Total Current Assets	5,516	6,758	7,611
Property and Equipment - net of accumulated depreciation and amortization of $4,820, $4,548 and $4,689	5,656	5,665	5,713
Right of Use Assets	2,715	2,808	2,819
Goodwill	828	828	828
Other Intangible Assets – net	433	435	436
Other Assets	1,194	1,096	1,010
Total Assets	$16,342	$17,590	$18,417
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$—	$1,546
Merchandise accounts payable	2,290	2,222	2,476
Accounts payable and accrued liabilities	2,395	3,086	2,660
Income taxes	23	108	18
Total Current Liabilities	4,708	5,416	6,700
Long-Term Debt	2,995	3,295	3,295
Long-Term Lease Liabilities	3,008	3,098	3,096
Deferred Income Taxes	948	983	913
Other Liabilities	1,152	1,177	1,267
Shareholders' Equity	3,531	3,621	3,146
Total Liabilities and Shareholders’ Equity	$16,342	$17,590	$18,417

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 29, 2022	$3	$517	$5,268	$(1,545)	$(622)	$3,621
Net income			286			286
Other comprehensive income					4	4
Common stock dividends ($0.1575 per share)			(45)			(45)
Stock repurchases				(600)		(600)
Stock-based compensation expense		13				13
Stock issued under stock plans		(54)		53		(1)
Balance at April 30, 2022	3	476	5,509	(2,092)	(618)	3,278
Net income			275			275
Other comprehensive income					3	3
Common stock dividends ($0.1575 per share)			(42)			(42)
Stock-based compensation expense		17				17
Stock issued under stock plans		(43)		43		—
Balance at July 30, 2022	$3	$450	$5,742	$(2,049)	$(615)	$3,531

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

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	26 Weeks Ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$561	$448
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	10	21
Settlement charges	—	81
Depreciation and amortization	413	444
Stock-based compensation expense	30	22
Gains on sale of real estate	(42)	(12)
Benefit plans	10	19
Amortization of financing costs and premium on acquired debt	5	14
Deferred income taxes	(38)	(36)
Changes in assets and liabilities:
Decrease in receivables	78	55
Increase in merchandise inventories	(227)	(525)
Increase in prepaid expenses and other current assets	(28)	(41)
Increase in merchandise accounts payable	100	647
Decrease in accounts payable and accrued liabilities	(455)	(78)
Increase (decrease) in current income taxes	(72)	12
Change in other assets and liabilities	(42)	(106)
Net cash provided by operating activities	303	965
Cash flows from investing activities:
Purchase of property and equipment	(378)	(142)
Capitalized software	(204)	(88)
Disposition of property and equipment	73	34
Other, net	(6)	52
Net cash used by investing activities	(515)	(144)
Cash flows from financing activities:
Debt issued	850	500
Debt issuance costs	(21)	(9)
Debt repaid	(1,140)	(518)
Debt repurchase premium and expenses	(29)	(15)
Dividends paid	(87)	—
Decrease in outstanding checks	(172)	(318)
Acquisition of treasury stock	(601)	—
Net cash used by financing activities	(1,200)	(360)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,412)	461
Cash, cash equivalents and restricted cash beginning of period	1,715	1,754
Cash, cash equivalents and restricted cash end of period	$303	$2,215
Supplemental cash flow information:
Interest paid	$108	$152
Interest received	1	—
Income taxes paid, net of refunds received	305	166

Note: Restricted cash of $3 million and $78 million have been included with cash and cash equivalents for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

Macy's, Inc., together with its subsidiaries (the "Company"), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of July 30, 2022, the Company's operations and operating segments were conducted through Macy's, Market by Macy’s, Macy’s Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomie’s, and bluemercury.

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

The Consolidated Financial Statements for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Seasonality

Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Reclassifications

Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts in the most recent years.

Comprehensive Income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For the Company, the only other components of total comprehensive income for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income (loss) before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income.  See Note 5, "Retirement Plans," for further information.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	July 30, 2022			July 31, 2021
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$275		270.1	$345		311.5
Shares to be issued under deferred compensation and other plans			1.0			0.9
	$275		271.1	$345		312.4
Basic earnings per share		$1.01			$1.11
Effect of dilutive securities:
Stock options and restricted stock units			6.3			6
	$275		277.4	$345		318.6
Diluted earnings per share		$0.99			$1.08

	26 Weeks Ended
	July 30, 2022			July 31, 2021
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$561		276.3	$448		311.1
Shares to be issued under deferred compensation and other plans			1.0			0.9
	$561		277.3	$448		312.0
Basic earnings per share		$2.02			$1.44
Effect of dilutive securities:
Stock options and restricted stock units			6.8			6.6
	$561		284.1	$448		318.6
Diluted earnings per share		$1.97			$1.41

In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 12.2 million and 14.4 million shares of common stock and restricted stock units relating to 2.3 million and 1.0 million shares of common stock were outstanding at July 30, 2022 and July 31, 2021, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
3.	Revenue

Net sales

Revenue is recognized when customers obtain control of goods and services promised by the Company.  The amount of revenue recognized is based on the amount that reflects the consideration that is expected to be received in exchange for those respective goods and services.  The Company's revenue generating activities include the following:

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Macy’s accounted for 86% and 88% of the Company’s net sales for the 13 weeks ended July 30, 2022 and July 31, 2021, respectively, and 86% and 88% of the Company’s net sales for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively. In addition, digital sales accounted for approximately 30% and 32% of the Company’s net sales for the 13 weeks ended July 30, 2022 and July 31, 2021, respectively, and 32% and 34% of the Company’s net sales for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively.

Disaggregation of the Company's net sales by family of business for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021 were as follows:

	13 Weeks Ended		26 Weeks Ended
Net sales by family of business	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,099	$2,092	$4,189	$3,973
Women's Apparel	1,267	1,299	2,549	2,353
Men's and Kids'	1,220	1,223	2,306	2,156
Home/Other (a)	1,014	1,033	1,904	1,871
Total	$5,600	$5,647	$10,948	$10,353

(a)	Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.

Merchandise Returns

The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales.  The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $186 million, $198 million and $196 million as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively. Included in prepaid expenses and other current assets is an asset totaling $112 million, $120 million and $115 million as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $386 million, $481 million and $547 million as of July 30, 2022, January 29, 2022 and July 31, 2021, respectively.

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

4.	Financing Activities

The following table shows the detail of debt repayments:

	26 Weeks Ended
	July 30, 2022	July 31, 2021
	(millions)
2.875% Senior notes due 2023	$504	$136
3.625% Senior notes due 2024	350	150
4.375% Senior notes due 2023	161	49
6.65% Senior debentures due 2024	117	4
6.9% Senior debentures due 2032	4	—
6.7% Senior debentures due 2034	2	—
6.7% Senior debentures due 2028	1	—
3.875% Senior notes due 2022	—	156
7.6% Senior debentures due 2025	—	19
9.5% Amortizing debentures due 2021	—	2
9.75% Amortizing debentures due 2021	—	1
	$1,139	$517

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The New ABL Credit Facility is secured on a first priority basis (subject to customary exceptions) by (i) all assets of the ABL Borrower including all inventory and the proceeds thereof and (ii) the equity of the ABL Borrower. The ABL Parent guarantees the ABL Borrower’s obligations under the New ABL Credit Facility.

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

As of July 30, 2022, the Company had $65 million of standby letters of credit outstanding under the ABL Credit Facility, which reduced the available borrowing capacity to $2,935 million. The Company had no outstanding borrowings under the ABL Credit Facility as of July 30, 2022 and July 31, 2021.

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

During the 26 weeks ended July 30, 2022, the Company repurchased approximately 24 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $600 million. As of July 30, 2022, the Company had $1.4 billion of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$23	$17	$45	$39
Pension Plan
Service cost	$—	$1	$—	$1
Interest cost	15	13	29	25
Expected return on assets	(31)	(43)	(62)	(83)
Recognition of net actuarial loss	4	9	8	17
	$(12)	$(20)	$(25)	$(40)
Supplementary Retirement Plan
Interest cost	3	3	7	6
Recognition of net actuarial loss	3	3	6	6
	$6	$6	$13	$12

Total Retirement Expense	$17	$3	$33	$11

Postretirement Obligations
Interest cost	1	—	1	—
Recognition of net actuarial gain	(2)	(2)	(3)	(3)
	$(1)	$(2)	$(2)	$(3)

6.	Fair Value Measurements

The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

Level 1: Quoted prices in active markets for identical assets

Level 2: Significant observable inputs for the assets

Level 3: Significant unobservable inputs for the assets

	July 30, 2022				July 31, 2021
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$34	$34	$—	$—	$46	$39	$7	$—

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table shows the estimated fair value of the Company's long-term debt:

	July 30, 2022			July 31, 2021
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,007	$2,995	$2,506	$3,296	$3,295	$3,298

Nonfinancial Assets

The Company reviews the carrying amount of goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.  For the Company's annual impairment assessment as of the end of fiscal May 2022, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and therefore goodwill and intangible assets with indefinite lives were not impaired.

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "second quarter of 2022" and "second quarter of 2021" are to the Company's 13-week fiscal periods ended July 30, 2022 and July 31, 2021, respectively. References to "2022" and "2021" are to the Company’s 26-week fiscal periods ended July 30, 2022 and July 31, 2021, respectively.

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

Quarterly Overview

Certain financial highlights are as follows:

•	Comparable sales decreased 1.5% on an owned basis; and decreased 1.6% on an owned plus licensed basis compared to the second quarter of 2021.
•	Digital sales decreased 5.4% versus the second quarter of 2021. Digital penetration was 30.2% of net sales for the second quarter of 2022, a 2-percentage point decline from the second quarter of 2021.
•	Gross margin was 38.9%, compared to 40.6% in the second quarter of 2021.
•	Net credit card revenues were $204 million, up $7 million from the second quarter of 2021.
•

Selling, general and administrative ("SG&A") expense was $1.98 billion, up $83 million from the second quarter of 2021. SG&A expense as a percent of sales was 35.4%, a deterioration of 180 basis points from the second quarter of 2021.

•	Net income was $275 million in the second quarter of 2022, compared to $345 million in the second quarter of 2021.
•

The second quarter of 2022 had positive earnings before interest, taxes, depreciation and amortization ("EBITDA") of $614 million compared to EBITDA of $753 million during the second quarter of 2021.  On an adjusted basis, EBITDA was $616 million for the second quarter of 2022, compared to $836 million during the second quarter of 2021.

•

Diluted earnings per share and adjusted diluted earnings per share were $0.99 and $1.00, respectively, during the second quarter of 2022. This compares to diluted earnings per share and adjusted diluted earnings per share of $1.08 and $1.29 for the second quarter of 2021, respectively.

•	Inventory was up 7.3% from the second quarter of 2021.

During the second quarter of 2022, the Company continued to execute its Polaris strategy and these actions impacted its operating results for the period, notably:

•

Win With Fashion and Style: By offering a wide assortment of categories, products and brands from off-price to luxury, the Company continued to reach a broad and diverse range of customers during the second quarter. Merchandise strengths shifted into occasion-based categories, such as beauty, dresses, women’s shoes, luggage, fragrances and men’s tailored. These categories were also tied to Mother’s Day and Father’s Day, which indicates the Company’s position as a gifting destination and style source for major celebrations. Additionally, the Company saw encouraging results from its new brand platform launched in the first quarter of 2022, Own Your Style. The Company also refreshed Icons of Style with new designers and lines through partnerships with diverse designers and its social purpose platform launched in the first quarter of 2022, Mission Every One. The Company is in the early stages of reinventing its private brand portfolio to be differentiated.

•

Deliver Clear Value: The Company is leveraging data analytics and pricing tools to efficiently plan, place and price inventory, including location level pricing, competitive pricing and point-of -sale (“POS”) pricing work. Due to competitive pricing, the Company increased its markdowns during the second quarter of 2022, particularly in pandemic-related

MACY'S, INC.

categories, seasonal goods, and private brand merchandise; however, this was offset by a higher average unit retail primarily driven by higher ticket prices and favorable category mix. In addition, inventory turn for the trailing 12 months remained relatively consistent with 2021.

•

Excel in Digital Shopping: While the Company experienced a deceleration in the growth of its digital channel during the second quarter, as consumers shifted back to in-store shopping, the Company continued to improve its digital offerings through continued website and app updates. Active app customers increased 16.5% from the second quarter of 2021 due to app improvements, like bag and checkout process made to better connect the Company’s omnichannel ecosystem through the app. Macy’s Media Network, an in-house media platform that enables business-to-business monetization of advertising partnerships, continued to grow year-over-year across revenue, advertiser and campaign count. In addition, in November 2021, the Company announced its plan to launch a curated, digital marketplace. The Macy’s digital marketplace is expected to launch in the third quarter of 2022.

•

Enhance Store Experience: In the second quarter of 2022, consumers continued to shift shopping channels from digital to stores as comfort levels grew along with desires to return to in-store shopping. The Company continues to invest in physical stores to support its digitally-led omnichannel business model and build new capabilities to help make the shopping experience convenient and compelling. For example, the Company is advancing its off-mall, smaller format stores in 2022 by continuing to open additional locations. Also, Bloomingdale’s will kick off its 150th anniversary celebration that will run through the holiday season and feature in-store events, social and digital activations, and luxury designer collaborations. Finally, the Company announced that by October 15, 2022, the Toys “R” Us partnership is expected to expand to every Macy’s location.

•

Modernize Supply Chain: The Company has continued to update its supply chain infrastructure and network, while leveraging improved data and analytics capabilities in fulfillment strategies to meet customers' desire for speed and convenience and improving inventory placement. The efforts made to date resulted in receipts flowing earlier than the Company anticipated in the second quarter of 2022. The Company is expanding and relocating distribution centers to support business growth and serve the growing customer base. This includes plans to open a modern, new facility in Texas in mid-2023 which is expected to continue to support stores in the region. In addition, the Company plans to open a new fulfillment center in North Carolina in 2025. The facility will be equipped with new automation technology to increase capacity and productivity to help drive profitable digital sales growth and is expected to employ nearly 2,800 workers when fully operational.

•

Enable Transformation: The Company has continued to modernize its technology foundations to increase agility in reacting to customers and the market regardless of the channel in which customers interact. These activities are coupled with others to build out data science and analytics capabilities with a focus on areas to provide competitive differentiation. As a result, the Company is expected to launch Marketplace in the third quarter of 2022, which includes a wide range of categories such as pets, home, kids, baby and maternity, beauty and health, toys and electronics.

From a nameplate perspective, Macy’s brand comparable sales decreased 2.9% on an owned basis and 2.8% on an owned-plus-licensed basis compared to the second quarter of 2021.  Bloomingdale’s comparable sales on an owned basis were up 8.8% and on an owned-plus-licensed basis were up 5.8% compared to the second quarter of 2021.  Bluemercury comparable sales were up 7.6% on an owned and owned-plus licensed basis compared to the second quarter of 2021.

MACY'S, INC.

Results of Operations

	Second Quarter of 2022		Second Quarter of 2021
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,600		$5,647
Increase (decrease) in comparable sales	(1.5)%		61.2%
Credit card revenues, net	204	3.6%	197	3.5%
Cost of sales	(3,422)	(61.1)%	(3,353)	(59.4)%
Selling, general and administrative expenses	(1,981)	(35.4)%	(1,898)	(33.6)%
Gains on sale of real estate	—	—	6	0.1%
Impairment, restructuring and other costs	(2)	—	(2)	0.0%
Operating income	399	7.1%	597	10.6%

Diluted earnings per share	$0.99		$1.08

Supplemental Financial Measure
Gross margin (a)	$2,178	38.9%	$2,294	40.6%
Digital sales as a percentage of net sales	30%		32%

Supplemental Non-GAAP Financial Measure
Increase (decrease) in comparable sales on an owned plus licensed basis	(1.6)%		62.2%
Adjusted diluted earnings per share	$1.00		$1.29
EBITDA	$614		$753
Adjusted EBITDA	$616		$836

(a)	Gross margin is defined as net sales less cost of sales.

See pages 24 to 26 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of the Second Quarter of 2022 and the Second Quarter of 2021

	Second Quarter of 2022	Second Quarter of 2021
Net sales	$5,600	$5,647
Increase (decrease) in comparable sales	(1.5)%	61.2%
Increase (decrease) in comparable sales on an owned plus licensed basis	(1.6)%	62.2%
Digital sales as a percent of net sales	30%	32%

Net sales for the second quarter of 2022 decreased for Macy’s but improved for Bloomingdale’s and bluemercury. During the quarter, consumer shopping behavior continued to shift more towards occasion-based apparel, with strength in dresses, women’s and men’s shoes, men’s tailored, luggage and fragrances. Pandemic-driven categories such as casual, activewear, sleepwear and soft home, underperformed the prior year and digital sales decreased 5% compared to the second quarter of 2021 as a result of the shift in consumer behavior.

	Second Quarter of 2022	Second Quarter of 2021
Credit card revenues, net	$204	$197
Proprietary credit card sales penetration	43.1%	41.4%

The increase in net credit card revenues was driven by similar factors to the first quarter of 2022: the continuation of the strong credit health of the credit card portfolio's customers leading to lower levels of bad debt, higher credit sales and higher spending on the co-brand credit card.

MACY'S, INC.

	Second Quarter of 2022	Second Quarter of 2021
Cost of sales	$(3,422)	$(3,353)
As a percent to net sales	61.1%	59.4%
Gross margin	$2,178	$2,294
As a percent to net sales	38.9%	40.6%

The decrease in the gross margin rate was primarily driven by an increase in clearance markdowns in pandemic-related categories and seasonal merchandise and an increase in promotional markdowns as a result of the increasingly competitive pricing environment. This was partially offset by higher average unit retail driven by higher ticket prices and favorable category mix particularly within occasion-based categories. Inventory was up 7% year-over-year, impacted by the downshift in consumer demand from active/casual and soft home categories to accelerated demand for occasion-based apparel, coupled with the loosening in supply chain constraints resulting in a higher percentage of receipts than expected.

	Second Quarter of 2022	Second Quarter of 2021
SG&A expenses	$(1,981)	$(1,898)
As a percent to net sales	35.4%	33.6%

SG&A expenses increased in 2022 both in dollars and as a percent to net sales.  The increase in SG&A expense dollars and as a percent to net sales corresponds with the Company lapping a significant number of open positions in the prior year as well as the increase in the Company’s minimum wage to $15/hour beginning May 1, 2022.

	Second Quarter of 2022	Second Quarter of 2021
Net interest expense	$(42)	$(80)

The decrease in net interest expense, excluding losses on early retirement of debt, was primarily driven by interest savings associated with the redemption of the Company’s $1.3 billion aggregate principal amount of 8.375% Senior Secured Notes due 2025 in August 2021, as well as the financing activities completed in the first quarter of 2022.

	Second Quarter of 2022	Second Quarter of 2021
Effective tax rate	24.4%	23.3%
Federal income statutory rate	21%	21%

The Company’s effective tax rate varies from the federal income tax statutory rate of 21% in both periods, primarily driven by the impact of state and local taxes.

MACY'S, INC.

	2022		2021
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$10,948		$10,353
Increase in comparable sales	5.1%		61.8%
Credit card revenues, net	395	3.6%	356	3.4%
Cost of sales	(6,652)	(60.8)%	(6,242)	(60.3)%
Selling, general and administrative expenses	(3,861)	(35.3)%	(3,646)	(35.2)%
Gains on sale of real estate	42	0.4%	12	0.1%
Impairment, restructuring and other costs	(10)	(0.1)%	(21)	(0.2)%
Operating income	862	7.9%	812	7.8%

Diluted earnings per share	$1.97		$1.41

Supplemental Financial Measures
Gross margin (a)	$4,296	39.2%	$4,111	39.7%
Digital sales as a percentage of net sales	32%		34%

Supplemental Non-GAAP Financial Measures
Increase in comparable sales on an owned plus licensed basis	4.9%		63.0%
Adjusted diluted earnings per share	$2.08		$1.68
EBITDA	$1,289		$1,207
Adjusted EBITDA	$1,299		$1,309

(b)	Gross margin is defined as net sales less cost of sales.

See pages 24 to 26 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of the 26 Weeks Ended July 30, 2022 and July 31, 2021

	2022	2021
Net sales	$10,948	$10,353
Increase in comparable sales	5.1%	61.8%
Increase in comparable sales on an owned plus licensed basis	4.9%	63.0%
Digital sales as a percent of net sales	32%	34%

Net sales for the second half of 2022 decreased for Macy’s but improved for Bloomingdale’s and bluemercury. During the first half of the year, consumer shopping behavior continued to shift more towards occasion-based apparel, with strength in dresses, women’s and men’s shoes, men’s tailored, luggage and fragrances. Pandemic-driven categories such as casual, activewear, sleepwear and soft home, underperformed the prior year and digital sales decreased 2% compared to the second half of 2021 as a result of the shift in consumer behavior.

	2022	2021
Credit card revenues, net	$395	$356
Proprietary credit card sales penetration	43.1%	41.7%

The increase in net credit card revenues was driven by the continuation of the strong credit health of the credit card portfolio's customers leading to lower levels of bad debt, higher credit sales and higher spending on the co-brand credit card.

	2022	2021
Cost of sales	$(6,652)	$(6,242)
As a percent to net sales	60.8%	60.3%
Gross margin	$4,296	$4,111
As a percent to net sales	39.2%	39.7%

MACY'S, INC.

The decrease in the gross margin rate was primarily driven by an increase in clearance markdowns in pandemic-related categories and seasonal merchandise and an increase in promotional markdowns as a result of the increasingly competitive pricing environment. This was partially offset by higher average unit retail driven by higher ticket prices and favorable category mix particularly within occasion-based categories. Inventory was up 7% year-over-year, impacted by the downshift in consumer demand from active/casual and soft home categories to accelerated demand for occasion-based apparel, coupled with the loosening in supply chain constraints resulting in a higher percentage of receipts than expected.

	2022	2021
SG&A expenses	$(3,861)	$(3,646)
As a percent to net sales	35.3%	35.2%

SG&A expenses increased in 2022 but the rate as a percent to net sales remained flat.  The increase in SG&A expense dollars corresponds with higher net sales as well as the Company’s investments in its colleagues, lapping a significant number of open positions in the prior year and increasing the Company’s minimum wage to $15/hour starting May 1, 2022.

	2022	2021
Gains on sale of real estate	$42	$12

The 2022 asset sale gains mainly consisted of gains from the sale of three properties.

	2022	2021
Impairment, restructuring and other costs	$(10)	$(21)

Impairment, restructuring and other costs in 2022 and 2021 primarily related to the write-off of investment assets and the write-off of capitalized software assets, respectively.

	2022	2021
Losses on early retirement of debt	$(31)	$(14)

In 2022, losses on early retirement of debt were recognized due to the early payment of $1.1 billion senior notes and debentures. In 2021, losses on early retirement of debt were recognized due to the $500 million tender offer.

	2022	2021
Net interest expense	$(89)	$(159)

The decrease in net interest expense, excluding losses on early retirement of debt, was primarily driven by interest savings associated with the redemption of the Company’s $1.3 billion aggregate principal amount of 8.375% Senior Secured Notes due 2025 in August 2021, as well as the financing activities completed in the first quarter of 2022.

	2022	2021
Effective tax rate	25.8%	24.1%
Federal income statutory rate	21%	21%

The Company’s effective tax rate varies from the federal income tax statutory rate of 21% in both periods, primarily driven by the impact of state and local taxes.

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

MACY'S, INC.

The Company’s capital allocation goals include maintaining a healthy balance sheet and investment-grade credit metrics, followed by investing in growth initiatives and returning capital to shareholders through modest yet predictable dividends and meaningful share repurchases.

The Company ended the second quarter of 2022 with a cash and cash equivalents balance of $300 million, a decrease from $2,137 million at the end of the second quarter of 2021. The Company is party to the New ABL Credit Facility with certain financial institutions providing for a $3 billion asset-based credit facility.

	2022	2021
Net cash provided by operating activities	$303	$965
Net cash used by investing activities	(515)	(144)
Net cash used by financing activities	(1,200)	(360)

Operating Activities

The decrease in net cash provided by operating activities was primarily driven by the decrease in accounts payable and accrued liabilities due to a reduction in the Company’s gift card reserve and timing of bonus and other payments, and a lower net inflow from the increase in merchandise accounts payable due to timing of inventory receipts and payments.

Investing Activities

The Company’s 2022 capital expenditures were $582 million compared to $230 million through the second quarter of 2021. The increase is mainly driven by investments in its stores and distribution centers as well as its technology-based initiatives, including those that support the digital business, data science initiatives and the simplification of its technology structure.

Financing Activities

Dividends

The Company paid dividends totaling $87 million in 2022. The Board of Directors declared regular quarterly dividends of 15.75 cents per share on the Company’s common stock, which was paid on April 1, 2022 and July 1, 2022, to Macy’s shareholders of record at the close of business on March 15, 2022 and June 15, 2022, respectively.

On August 26, 2022, the Company's Board of Directors declared a regular quarterly dividend of 15.75 cents per share on its common stock, payable October 3, 2022, to shareholders of record at the close of business on September 15, 2022. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.

Stock Repurchases

On February 22, 2022, the Company’s announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. During 2022, the Company repurchased approximately 24.0 million shares of its common stock at an average cost of $24.98 per share. As of July 30, 2022, $1.4 billion of shares remained available for repurchase.  Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.

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

The New ABL Credit Facility is secured on a first priority basis (subject to customary exceptions) by (i) all assets of the ABL Borrower including all inventory and the proceeds thereof and (ii) the equity of the ABL Borrower. The ABL Parent guarantees the ABL Borrower’s obligations under the New ABL Credit Facility.

MACY'S, INC.

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

As of July 30, 2022, the Company had $65 million of standby letters of credit outstanding under the ABL Credit Facility, which reduced the available borrowing capacity to $2,935 million. The Company had no outstanding borrowings under the ABL Credit Facility as of July 30, 2022 and July 31, 2021.

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

Contractual Obligations

As of July 30, 2022, other than the financing transactions discussed above and in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 29, 2022, as reported in the Company’s 2021 Form 10-K.

MACY'S, INC.

Guarantor Summarized Financial Information

The Company had $3,007 million and $2,935 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the “Unsecured Notes”) outstanding as of July 30, 2022 and January 29, 2022, respectively, with maturities ranging from 2023 to 2043. The Unsecured Notes constitute debt obligations of MRH ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent.  The Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior unsecured obligations, senior to any of the Company’s future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company’s subsidiaries that do not guarantee the Unsecured Notes.  Holders of the Company’s secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer’s and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The following tables include combined financial information of the Obligor Group.  Investments in subsidiaries of $8,653 million and $7,975 million as of July 30, 2022 and January 29, 2022, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $574 million and $1,081 million for the 13 and 26 weeks ended July 30, 2022, respectively, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheets

	July 30, 2022	January 29, 2022
	(in millions)
ASSETS
Current Assets	$1,011	$1,517
Noncurrent Assets	7,671	6,784

LIABILITIES
Current Liabilities	$1,801	$2,243
Noncurrent Liabilities (a)	11,999	10,407
(a)	Includes net amounts due to non-Guarantor subsidiaries of $6,216 million and $4,337 million as of July 30, 2022 and January 29, 2022, respectively.

Summarized Statement of Operations

	13 Weeks Ended July 30, 2022	26 Weeks Ended July 30, 2022
	(in millions)
Net Sales	$286	$486
Consignment commission income (a)	894	1,729
Cost of sales	(127)	(239)
Operating loss	(313)	(541)
Loss before income taxes (b)	(171)	(248)
Net income (loss)	(103)	(100)
(a)	Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.

(b)	Includes $189 million and $421 million of dividend income from non-Guarantor subsidiaries for the 13 and 26 weeks ended July 30, 2022, respectively.

Outlook and Recent Developments

On August 23, 2022, the Company updated its annual 2022 guidance as follows:

•	Net sales are now expected to be between $24.3 billion and $24.6 billion
•	Gross margin is now expected to be down approximately 150 basis points from 2021 annual gross margin
•	SG&A expense rate is now expected to deteriorate by approximately 120 basis points from 2021 annual SG&A expense rate
•	Net credit card revenues are now expected to be approximately 3.3% of net sales

MACY'S, INC.

•	Asset sale gains are now expected to be between $75 million to $90 million
•	Adjusted EBITDA as a percent of net sales is now expected to be approximately 10.5%
•	Adjusted diluted earnings per share are now expected to be between $4.00 and $4.20

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

Changes in Comparable Sales

	Comparable Sales vs. 13 Weeks Ended July 31, 2021

	Macy's, Inc.	Macy's	Bloomingdale's	bluemercury

Increase (decrease) in comparable sales on an owned basis (Note 1)	(1.5%)	(2.9%)	8.8%	7.6%
Impact of departments licensed to third parties (Note 2)	(0.1%)	0.1%	(3.0%)	0.0%
Increase (decrease) in comparable sales on an owned plus licensed basis	(1.6%)	(2.8%)	5.8%	7.6%

	Comparable Sales vs. 26 Weeks Ended July 31, 2021

	Macy's, Inc.	Macy's	Bloomingdale's	bluemercury

Increase in comparable sales on an owned basis (Note 1)	5.1%	3.4%	17.8%	15.3%
Impact of departments licensed to third parties (Note 2)	(0.2%)	(0.3%)	(2.2%)	0.0%
Increase in comparable sales on an owned plus licensed basis	4.9%	3.1%	15.6%	15.3%

MACY'S, INC.

Notes:

(1)

Represents the period-to-period percentage change in net sales from stores in operation during the 13 and 26 weeks ended July 30, 2022 and the 13 and 26 weeks ended July 31, 2021. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties.  Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.

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

	13 Weeks Ended July 30, 2022	13 Weeks Ended July 31, 2021
	(millions, except percentages)
Net sales	$5,600	$5,647

Net income	$275	$345

Net income as a percent to net sales	4.9%	6.1%

Net income	$275	$345
Interest expense - net	42	80
Losses on early retirement of debt	—	3
Federal, state and local income tax expense	89	105
Depreciation and amortization	208	220
EBITDA	$614	$753
Impairment, restructuring and other costs	2	2
Settlement charges	—	81
Adjusted EBITDA	$616	$836
Adjusted EBITDA as a percent to net sales	11.0%	14.8%

MACY'S, INC.

	26 Weeks Ended July 30, 2022	26 Weeks Ended July 31, 2021
	(millions, except percentages)
Net sales	$10,948	$10,353

Net income	$561	$448

Net income as a percent to net sales	5.1%	4.3%

Net income	$561	$448
Interest expense - net	89	159
Losses on early retirement of debt	31	14
Federal, state and local income tax expense	195	142
Depreciation and amortization	413	444
EBITDA	$1,289	$1,207
Impairment, restructuring and other costs	10	21
Settlement charges	—	81
Adjusted EBITDA	$1,299	$1,309
Adjusted EBITDA as a percent to net sales	11.9%	12.6%

Adjusted Net Income and Adjusted Diluted Earnings Per Share

The following is a tabular reconciliation of the non-GAAP financial measures of net income and diluted earnings per share, excluding certain items identified below, to GAAP net income and diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	Second Quarter of 2022		Second Quarter of 2021
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$275	$0.99	$345	$1.08
Impairment, restructuring and other costs	2	0.01	2	0.01
Settlement charges	—	—	81	0.25
Losses on early retirement of debt	—	—	3	0.01
Income tax impact of certain items noted above	—	—	(20)	(0.06)
As adjusted to exclude certain items above	$277	$1.00	$411	$1.29

	2022		2021
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$561	$1.97	$448	$1.41
Impairment, restructuring and other costs	10	0.04	21	0.07
Settlement charges	—	—	81	0.25
Losses on early retirement of debt	31	0.11	14	0.04
Income tax impact of certain items noted above	(10)	(0.04)	(27)	(0.09)
As adjusted to exclude certain items above	$592	$2.08	$537	$1.68

MACY'S, INC.

New Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2021 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 10-K.

Item 4.	Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of July 30, 2022, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of July 30, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MACY'S, INC.

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

MACY'S, INC.

Item 6.	Exhibits.

10.1	Macy’s, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 24, 2022)*

22	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, filed on August 26, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Constitutes a compensatory contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary

By:	/s/ PAUL GRISCOM
Paul Griscom Senior Vice President and Controller

Date: August 26, 2022