Form 10-Q
period 2022-10-29
Macy's, Inc.
filed 2022-11-30
CIK 794367

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 26, 2022
Common Stock, $.01 par value per share	271,111,978 shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MACY’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$5,230	$5,440	$16,178	$15,794
Credit card revenues, net	206	213	601	568

Cost of sales	(3,204)	(3,207)	(9,856)	(9,449)
Selling, general and administrative expenses	(2,057)	(1,973)	(5,918)	(5,618)
Gains on sale of real estate	32	50	74	61
Impairment, restructuring and other costs	(15)	—	(25)	(21)
Operating income	192	523	1,054	1,335
Benefit plan income, net	7	17	21	49
Settlement charges	(32)	(8)	(32)	(90)
Interest expense	(43)	(53)	(134)	(212)
Losses on early retirement of debt	—	(185)	(31)	(199)
Interest income	1	—	3	1
Income before income taxes	125	294	881	884
Federal, state and local income tax expense	(17)	(55)	(213)	(197)
Net income	$108	$239	$668	$687
Basic earnings per share	$0.40	$0.78	$2.43	$2.21
Diluted earnings per share	$0.39	$0.76	$2.37	$2.17

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(millions)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$108	$239	$668	$687
Other comprehensive income (loss):
Actuarial gain (loss) on post employment and postretirement benefit plans, before tax	(161)	(9)	(161)	53
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	5	7	15	27
Settlement charges, before tax	32	8	32	90
Tax effect related to items of other comprehensive income	32	(2)	30	(43)
Total other comprehensive income (loss), net of tax effect	(92)	4	(84)	127
Comprehensive income	$16	$243	$584	$814

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)

	October 29, 2022	January 29, 2022	October 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$326	$1,712	$316
Receivables	204	297	212
Merchandise inventories	6,403	4,383	6,141
Prepaid expenses and other current assets	415	366	922
Total Current Assets	7,348	6,758	7,591
Property and Equipment - net of accumulated depreciation and amortization of $4,957, $4,548 and $4,826	5,831	5,665	5,600
Right of Use Assets	2,699	2,808	2,808
Goodwill	828	828	828
Other Intangible Assets – net	433	435	435
Other Assets	1,091	1,096	1,017
Total Assets	$18,230	$17,590	$18,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$183	$—	$140
Merchandise accounts payable	3,861	2,222	3,796
Accounts payable and accrued liabilities	2,678	3,086	2,735
Income taxes	21	108	—
Total Current Liabilities	6,743	5,416	6,671
Long-Term Debt	2,996	3,295	3,295
Long-Term Lease Liabilities	2,988	3,098	3,090
Deferred Income Taxes	884	983	970
Other Liabilities	1,144	1,177	1,245
Shareholders' Equity	3,475	3,621	3,008
Total Liabilities and Shareholders’ Equity	$18,230	$17,590	$18,279

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 29, 2022	$3	$517	$5,268	$(1,545)	$(622)	$3,621
Net income			286			286
Other comprehensive income					4	4
Common stock dividends ($0.1575 per share)			(45)			(45)
Stock repurchases				(600)		(600)
Stock-based compensation expense		13				13
Stock issued under stock plans		(54)		53		(1)
Balance at April 30, 2022	3	476	5,509	(2,092)	(618)	3,278
Net income			275			275
Other comprehensive income					3	3
Common stock dividends ($0.1575 per share)			(42)			(42)
Stock-based compensation expense		17				17
Stock issued under stock plans		(43)		43		—
Balance at July 30, 2022	$3	$450	$5,742	$(2,049)	$(615)	$3,531
Net income			108			108
Other comprehensive loss					(92)	(92)
Common stock dividends ($0.315 per share)			(86)			(86)
Stock-based compensation expense		14				14
Stock issued under stock plans		(1)		1		—
Balance at October 29, 2022	$3	$463	$5,764	$(2,048)	$(707)	$3,475

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

MACY’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(millions)

	39 Weeks Ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net income	$668	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	25	21
Settlement charges	32	90
Depreciation and amortization	638	668
Stock-based compensation expense	44	32
Gains on sale of real estate	(74)	(61)
Benefit plans	15	27
Amortization of financing costs and premium on acquired debt	8	66
Deferred income taxes	(70)	19
Changes in assets and liabilities:
Decrease in receivables	93	64
Increase in merchandise inventories	(2,019)	(2,367)
Increase in prepaid expenses and other current assets	(56)	(44)
Increase in merchandise accounts payable	1,636	1,758
Increase (decrease) in accounts payable and accrued liabilities	(300)	73
Decrease in current income taxes	(73)	(50)
Change in other assets and liabilities	(79)	(142)
Net cash provided by operating activities	488	841
Cash flows from investing activities:
Purchase of property and equipment	(655)	(230)
Capitalized software	(328)	(155)
Disposition of property and equipment	122	118
Other, net	(8)	64
Net cash used by investing activities	(869)	(203)
Cash flows from financing activities:
Debt issued	1,891	975
Debt issuance costs	(21)	(9)
Debt repaid	(1,998)	(2,448)
Debt repurchase premium and expenses	(29)	(152)
Dividends paid	(130)	(46)
Decrease in outstanding checks	(117)	(97)
Acquisition of treasury stock	(601)	(294)
Net cash used by financing activities	(1,005)	(2,071)
Net decrease in cash, cash equivalents and restricted cash	(1,386)	(1,433)
Cash, cash equivalents and restricted cash beginning of period	1,715	1,754
Cash, cash equivalents and restricted cash end of period	$329	$321
Supplemental cash flow information:
Interest paid	$168	$407
Interest received	3	1
Income taxes paid, net of refunds received	356	228

Note: Restricted cash of $3 million and $5 million have been included with cash and cash equivalents for the 39 weeks ended October 29, 2022 and October 30, 2021, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Nature of Operations

Macy's, Inc., together with its subsidiaries (the "Company"), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of October 29, 2022, the Company's operations and operating segments were conducted through Macy's, Market by Macy’s, Macy’s Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomie’s, and bluemercury.

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

The Consolidated Financial Statements for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.

Seasonality

Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.

Reclassifications

Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts in the most recent years.

Comprehensive Income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For the Company, the only other components of total comprehensive income for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income (loss) before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income.  See Note 5, "Retirement Plans," for further information.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2.	Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	October 29, 2022			October 30, 2021
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$108		271.0	$239		305.8
Shares to be issued under deferred compensation and other plans			1.0			1.1
	$108		272.0	$239		306.9
Basic earnings per share		$0.40			$0.78
Effect of dilutive securities:
Stock options and restricted stock units			5.7			6.9
	$108		277.7	$239		313.8
Diluted earnings per share		$0.39			$0.76

	39 Weeks Ended
	October 29, 2022			October 30, 2021
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$668		274.6	$687		309.3
Shares to be issued under deferred compensation and other plans			1.0			1.0
	$668		275.6	$687		310.3
Basic earnings per share		$2.43			$2.21
Effect of dilutive securities:
Stock options and restricted stock units			6.4			6.7
	$668		282.0	$687		317.0
Diluted earnings per share		$2.37			$2.17

In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 12.3 million and 14.3 million shares of common stock and restricted stock units relating to 0.8 million and 1.0 million shares of common stock were outstanding at October 29, 2022 and October 30, 2021, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Macy’s accounted for 86% of the Company’s net sales for the 13 weeks ended October 29, 2022 and October 30, 2021 and 87% of the Company’s net sales for the 39 weeks ended October 29, 2022 and October 30, 2021. In addition, digital sales accounted for approximately 31% and 33% of the Company’s net sales for the 13 weeks ended October 29, 2022 and October 30, 2021, respectively, and 31% and 34% of the Company’s net sales for the 39 weeks ended October 29, 2022 and October 30, 2021, respectively.

Disaggregation of the Company's net sales by family of business for the 13 and 39 weeks ended October 29, 2022 and October 30, 2021 were as follows:

	13 Weeks Ended		39 Weeks Ended
Net sales by family of business	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(millions)
Women's Accessories, Intimate Apparel, Shoes, Cosmetics and Fragrances	$2,025	$2,011	$6,214	$5,984
Women's Apparel	1,223	1,211	3,772	3,565
Men's and Kids'	1,153	1,194	3,459	3,350
Home/Other (a)	829	1,024	2,733	2,895
Total	$5,230	$5,440	$16,178	$15,794

(a)	Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.

Merchandise Returns

The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales.  The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $233 million, $198 million and $243 million as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively. Included in prepaid expenses and other current assets is an asset totaling $142 million, $120 million and $142 million as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

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

The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $355 million, $481 million and $500 million as of October 29, 2022, January 29, 2022 and October 30, 2021, respectively.

Credit Card Revenues, net

In 2005, the Company entered into an arrangement with Citibank, N.A. ("Citibank") to sell the Company's private label and co-branded credit cards ("Credit Card Program").  Subsequent to this initial arrangement and associated amendments, in 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program Agreement (the "Program Agreement") with Citibank. The changes to the Credit Card Program’s financial structure are not materially different from its previous terms.  As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the underlying Credit Card Program.  Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and the Company’s profit share is recognized based on the performance of the underlying portfolio.  Revenue associated with the establishment of new credit accounts and assisting in the receipt of payments for existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company’s Credit Card Program, net of fraud losses, expenses associated with establishing new accounts and Credit Card Program funding costs and bad debt reserves.

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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4.	Financing Activities

The following table shows the detail of debt repayments:

	39 Weeks Ended
	October 29, 2022	October 30, 2021
	(millions)
Revolving credit agreement	$858	$335
2.875% Senior notes due 2023	504	136
3.625% Senior notes due 2024	350	150
4.375% Senior notes due 2023	161	49
6.65% Senior debentures due 2024	117	4
6.9% Senior debentures due 2032	4	—
6.7% Senior debentures due 2034	2	—
6.7% Senior debentures due 2028	1	—
8.375% Senior notes due 2025	—	1,300
3.875% Senior notes due 2022	—	450
7.6% Senior debentures due 2025	—	19
9.5% Amortizing debentures due 2021	—	2
9.75% Amortizing debentures due 2021	—	1
	$1,997	$2,446

As of October 29, 2022, and October 30, 2021, the Company had $65 million and $116 million of standby letters of credit outstanding under its revolving credit facility (“ABL Credit Facility”), respectively, which reduced the available borrowing capacity to $2,935 million and $2,825 million respectively. The Company had outstanding borrowings under the ABL Credit Facility of $183 million as of October 29, 2022 and $140 million as of October 30, 2021.

During the 39 weeks ended October 29, 2022 and October 30, 2021 the Company repurchased approximately 24 million and 13 million shares of its common stock pursuant to share purchase authorizations existing at each period, respectively, for a total of approximately $600 million and $300 million, respectively. As of October 29, 2022, the Company had $1.4 billion of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(millions)		(millions)
401(k) Qualified Defined Contribution Plan	$21	$20	$66	$59
Pension Plan
Service cost	$—	$—	$—	$1
Interest cost	14	11	44	36
Expected return on assets	(31)	(39)	(93)	(122)
Recognition of net actuarial loss	4	5	11	22
	$(13)	$(23)	$(38)	$(63)
Supplementary Retirement Plan
Interest cost	4	3	11	8
Recognition of net actuarial loss	3	3	9	10
	$7	$6	$20	$18

Total Retirement Expense	$15	$3	$48	$14

Postretirement Obligations
Interest cost	1	1	2	1
Recognition of net actuarial gain	(1)	(1)	(4)	(4)
Amortization of prior service credit	(1)	—	(1)	—
	$(1)	$—	$(3)	$(3)

In connection with the Company's defined benefit plans, for the 13 and 39 weeks ended October 29, 2022, the Company incurred a non-cash settlement charge of $32 million. This charge relates to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of an increase in lump sum distributions associated with retiree distribution elections.

In connection with the Company's defined benefit plans, for the 13 and 39 weeks ended October 30, 2021, the Company incurred non-cash settlement charges of $8 million and $90 million, respectively. For the 13 weeks ended October 30, 2021, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of an increase in lump sum distributions associated with retiree distribution elections. For the 39 weeks ended October 31, 2021, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company’s Pension Plan and is the result of the transfer of pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company. The Company transferred $256 million of Pension Plan assets to the insurance company in the second quarter of 2021, thereby reducing its Pension Plan benefit obligations.

MACY'S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6.	Fair Value Measurements

The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

Level 1: Quoted prices in active markets for identical assets

Level 2: Significant observable inputs for the assets

Level 3: Significant unobservable inputs for the assets

	October 29, 2022				October 30, 2021
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$33	$33	$—	$—	$41	$41	$—	$—

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

The following table shows the estimated fair value of the Company's long-term debt:

	October 29, 2022			October 30, 2021
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,007	$2,996	$2,371	$3,295	$3,295	$3,377

MACY'S, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following discussion, all references to "third quarter of 2022" and "third quarter of 2021" are to the Company's 13-week fiscal periods ended October 29, 2022 and October 30, 2021, respectively. References to "2022" and "2021" are to the Company’s 39-week fiscal periods ended October 29, 2022 and October 30, 2021, respectively.

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

Quarterly Overview

Certain financial highlights are as follows:

•	Comparable sales for Macy’s, Inc. decreased 3.1% on an owned basis; and decreased 2.7% on an owned plus licensed basis compared to the third quarter of 2021.
◦	Macy’s brand comparable sales decreased 4.4% on an owned basis and 4.0% on an owned-plus-licensed basis compared to the third quarter of 2021.
◦	Bloomingdale’s comparable sales on an owned basis were up 5.3% and on an owned-plus-licensed basis were up 4.1% compared to the third quarter of 2021.
◦	Bluemercury comparable sales were up 14.0% on an owned and owned-plus licensed basis compared to the third quarter of 2021.
•	Digital sales decreased 9% versus the third quarter of 2021. Digital penetration was 31% of net sales for the third quarter of 2022, a 2-percentage point decline from the third quarter of 2021.
•	Gross margin was 38.7%, compared to 41.0% in the third quarter of 2021.
•	Net credit card revenues were $206 million, down $7 million from the third quarter of 2021.
•

Selling, general and administrative ("SG&A") expense was $2.1 billion, up $84 million from the third quarter of 2021. SG&A expense as a percent of sales was 39.3%, 300 basis points higher compared to the third quarter of 2021.

•	Net income was $108 million in the third quarter of 2022, compared to $239 million in the third quarter of 2021.
•

The third quarter of 2022 had positive earnings before interest, taxes, depreciation and amortization ("EBITDA") of $392 million compared to EBITDA of $757 million during the third quarter of 2021.  On an adjusted basis, EBITDA was $439 million for the third quarter of 2022, compared to $765 million during the third quarter of 2021.

•

Diluted earnings per share and adjusted diluted earnings per share were $0.39 and $0.52, respectively, during the third quarter of 2022. This compares to diluted earnings per share and adjusted diluted earnings per share of $0.76 and $1.23 for the third quarter of 2021, respectively.

•	Inventory was up 4.3% from the third quarter of 2021.

During the third quarter of 2022, the Company continued to execute its Polaris strategy and these actions impacted its operating results for the period, notably:

•

Win With Fashion and Style: By offering a wide assortment of categories, products and brands from off-price to luxury, the Company continued to reach a broad and diverse range of customers during the third quarter. The Company is committed to providing quality fashion newness through a curation of premium owned and market brands, which is brought to life at

MACY'S, INC.

Macy’s through the Own Your Style platform. Customer shopping trends shifted into occasion-based categories, such as career and tailored sportswear, fragrances, shoes, dresses and luggage rather than popular pandemic categories such as active, casual sportswear, sleepwear and soft home.

•

Deliver Clear Value: The Company is leveraging data analytics and pricing tools to efficiently plan, place and price inventory, including location level pricing, competitive pricing and point-of-sale (“POS”) pricing work. Throughout the third quarter, the Company maintained a mix of full-price, promotions and markdown items that, when combined with selectively higher tickets, resulted in an eighth consecutive quarter of average-unit-retail improvement. Inventory turn for the trailing 12 months remained relatively consistent with 2021.

•

Excel in Digital Shopping: While the Company experienced a deceleration in the growth of its digital channel during the third quarter as consumers shifted back to in-store shopping, the Company continued to make digital investments to serve customers’ lifestyle needs through the introduction of personalized and live shopping as well as ongoing refinement of existing online platforms, including the Company’s mobile app, which resulted in an increase in active app customers of 11% on a trailing 12-month basis. In addition, Macy’s Media Network, an in-house media platform that enables business-to-business monetization of advertising partnerships, generated net income of $31 million in the third quarter of 2022, an increase of 21% from the third quarter of 2021. Finally, the Company launched the Macy’s digital Marketplace in late September 2022, which features a collection of new brands, product and categories from third-party sellers, representing a pathway to introduce customers to new merchandise options while limiting inventory risk.

•

Enhance Store Experience: In the third quarter of 2022, consumers continued to shift shopping channels from digital to stores as they returned to in-store shopping. The Company continues to invest in physical stores to support its digitally-led omnichannel business model and build new capabilities to help make the shopping experience convenient and compelling. For example, the Company is advancing its off-mall, smaller format stores in 2022 by continuing to open additional locations, including two Market by Macy’s locations that opened in the third quarter of 2022. The Company also opened an additional Market by Macy’s location and a second Bloomie’s location in November 2022. Finally, the Company introduced permanent Toys “R” Us shops within all Macy’s locations during the third quarter with an encouraging initial response through a 63% increase in toy sales from the third quarter of 2021.

•

Modernize Supply Chain: The Company has continued to update its supply chain infrastructure and network, both upstream and downstream, while leveraging improved data and analytics capabilities in fulfillment strategies to meet customers' preference for speed and convenience while also improving inventory placement. The investments to-date have allowed the Company to strategically bring in seasonal product earlier and provided the added capacity to chase in-season trends. The Company is expanding and relocating distribution centers to support business growth and serve the growing customer base. This includes plans to open a modern, new facility in Texas in mid-2023 which is expected to continue to support stores in the region. In addition, the Company plans to open a new fulfillment center in North Carolina in 2025.

•

Enable Transformation: The Company has continued to modernize its technology foundations to increase agility in reacting to customers and the market regardless of the channel in which customers interact. These activities include increasing the Company’s data science and analytics capabilities. The Company is committed to continue its transformation efforts by attracting and retaining talent through several initiatives designed to engage current and potential candidates.

In addition to the pillars of the Polaris strategy above, the Company is committed to providing value to people, communities and the planet through the evolution of its Mission Every One social purpose platform. In early November, the Company launched S.P.U.R. Pathways: Shared Purpose, Unlimited Reach, with its partner Momentus Capital. S.P.U.R. Pathways is a multi-year, multi-faceted program that ultimately will provide up to $200 million of funding. The Company is committed to contribute approximately $30 million over five years to empower new brands across the Company’s network of stores and broaden the Company’s range of suppliers. The funding is designed to advance entrepreneurial growth, close wealth gaps and address systemic barriers faced by diverse-owned and underrepresented businesses serving the retail industry.

MACY'S, INC.

Results of Operations

	Third Quarter of 2022		Third Quarter of 2021
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$5,230		$5,440
Increase (decrease) in comparable sales	(3.1)%		37.2%
Credit card revenues, net	206	3.9%	213	3.9%
Cost of sales	(3,204)	(61.3)%	(3,207)	(59.0)%
Selling, general and administrative expenses	(2,057)	(39.3)%	(1,973)	(36.3)%
Gains on sale of real estate	32	0.6%	50	0.9%
Impairment, restructuring and other costs	(15)	(0.3)%	—	—
Operating income	192	3.7%	523	9.6%

Diluted earnings per share	$0.39		$0.76

Supplemental Financial Measure
Gross margin (a)	$2,026	38.7%	$2,233	41.0%
Digital sales as a percentage of net sales	31%		33%

Supplemental Non-GAAP Financial Measure
Increase (decrease) in comparable sales on an owned plus licensed basis	(2.7)%		35.6%
Adjusted diluted earnings per share	$0.52		$1.23
EBITDA	$392		$757
Adjusted EBITDA	$439		$765

(a)	Gross margin is defined as net sales less cost of sales.

See pages 24 to 26 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of the Third Quarter of 2022 and the Third Quarter of 2021

	Third Quarter of 2022	Third Quarter of 2021
Net sales	$5,230	$5,440
Increase (decrease) in comparable sales	(3.1)%	37.2%
Increase (decrease) in comparable sales on an owned plus licensed basis	(2.7)%	35.6%
Digital sales as a percent of net sales	31%	33%

Net sales for the third quarter of 2022 decreased for Macy’s but improved for Bloomingdale’s and bluemercury. During the third quarter of 2022, consumer shopping behavior continued to shift more towards occasion-based apparel, with strength in career and tailored sportswear, fragrances, shoes, dresses and luggage rather than pandemic categories such as active, casual sportswear, sleepwear and soft home. Digital sales decreased 9% compared to the third quarter of 2021 as a result of the shift in consumer behavior back to in-store shopping.

	Third Quarter of 2022	Third Quarter of 2021
Credit card revenues, net	$206	$213
Credit card revenues, net as a percent of net sales	3.9%	3.9%
Proprietary credit card sales penetration	44.5%	43.0%

Net credit card revenues performance during the third quarter of 2022 was driven by similar factors to the first half of 2022: the continuation of the strong credit health of the credit card portfolio's customers, leading to lower levels of bad debt, higher credit sales and higher spending on the co-brand credit card.

MACY'S, INC.

	Third Quarter of 2022	Third Quarter of 2021
Cost of sales	$(3,204)	$(3,207)
As a percent to net sales	61.3%	59.0%
Gross margin	$2,026	$2,233
As a percent to net sales	38.7%	41.0%

The decrease in the gross margin rate was primarily driven by an increase in promotional and clearance markdowns to sell through slower moving categories at Macy’s, including casual apparel, soft home, and warmer weather seasonal goods. This was partially offset by higher average unit retail driven by higher ticket prices and favorable category mix particularly within occasion-based categories.

	Third Quarter of 2022	Third Quarter of 2021
SG&A expenses	$(2,057)	$(1,973)
As a percent to net sales	39.3%	36.3%

SG&A expenses increased in third quarter of 2022 compared to the third quarter of 2021 both in dollars and as a percent to net sales. The increase in SG&A expense dollars and as a percent to net sales corresponds with the Company filling a significant number of positions that were open in the prior year as well as adjustments to colleague compensation to remain competitive and attract the best talent.

	Third Quarter of 2022	Third Quarter of 2021
Gains on sale of real estate	$32	$50

The third quarter of 2022 and 2021 asset sale gains were driven by the $32 million related to the sale of the Macy’s Westminster location and $33 million related to the sale of the Macy’s Baldwin Hills location, respectively.

	Third Quarter of 2022	Third Quarter of 2021
Settlement charges	$(32)	$(8)

During the third quarter of 2022 and 2021, the Company recognized non-cash settlement charges of $32 million and $8 million, respectively, related to the pro-rata recognition of net actuarial losses associated with the Company’s defined benefit plans and are the result of an increase in lump sum distribution associated with retiree distribution elections.

	Third Quarter of 2022	Third Quarter of 2021
Losses on early retirement of debt	$—	$(185)

During the third quarter of 2021, the Company recognized $185 million of losses on early retirement of debt due to the redemption of the entire outstanding $1.3 billion aggregate principal amount of its senior secured notes due 2025.

	Third Quarter of 2022	Third Quarter of 2021
Net interest expense	$(42)	$(53)

The decrease in net interest expense, excluding losses on early retirement of debt, was primarily driven by interest savings associated with the financing activities completed in the first quarter of 2022.

	Third Quarter of 2022	Third Quarter of 2021
Effective tax rate	13.6%	18.7%
Federal income statutory rate	21%	21%

The Company’s effective tax rate varies from the federal income tax statutory rate of 21% in both periods, primarily driven by the impact of return-to-provision adjustments that were identified in connection with the filing of its U.S. federal income tax returns in the respective periods.

MACY'S, INC.

	39 Weeks Ended October 29, 2022		39 Weeks Ended October 30, 2021
	Amount	% to Net Sales	Amount	% to Net Sales
	(dollars in millions, except per share figures)
Net sales	$16,178		$15,794
Increase in comparable sales	2.3%		52.4%
Credit card revenues, net	601	3.7%	568	3.6%
Cost of sales	(9,856)	(60.9)%	(9,449)	(59.8)%
Selling, general and administrative expenses	(5,918)	(36.6)%	(5,618)	(35.6)%
Gains on sale of real estate	74	0.5%	61	0.4%
Impairment, restructuring and other costs	(25)	(0.2)%	(21)	(0.1)%
Operating income	1,054	6.5%	1,335	8.5%

Diluted earnings per share	$2.37		$2.17

Supplemental Financial Measures
Gross margin (a)	$6,322	39.1%	$6,345	40.2%
Digital sales as a percentage of net sales	31%		34%

Supplemental Non-GAAP Financial Measures
Increase in comparable sales on an owned plus licensed basis	2.3%		52.5%
Adjusted diluted earnings per share	$2.60		$2.91
EBITDA	$1,681		$1,962
Adjusted EBITDA	$1,738		$2,073

(b)	Gross margin is defined as net sales less cost of sales.

See pages 24 to 26 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of the 39 Weeks Ended October 29, 2022 and October 30, 2021

	2022	2021
Net sales	$16,178	$15,794
Increase in comparable sales	2.3%	52.4%
Increase in comparable sales on an owned plus licensed basis	2.3%	52.5%
Digital sales as a percent of net sales	31%	34%

Net sales through the third quarter of 2022 increased as compared to the same period in 2021 and the Company continued to experience an increase in comparable sales. Through the third quarter of 2022, consumer shopping behavior shifted more towards occasion-based apparel, with strength in dresses, women’s and men’s shoes, career and tailored sportswear, luggage and fragrances. Pandemic-driven categories such as casual, activewear, sleepwear and soft home, underperformed the prior year. Digital sales decreased compared to the prior year period given a shift back to in-store shopping.

	2022	2021
Credit card revenues, net	$601	$568
Credit card revenues, net as a percent of net sales	3.7%	3.6%
Proprietary credit card sales penetration	43.6%	42.1%

The increase in net credit card revenues was driven by the strong credit health of the credit card portfolio's customers leading to lower levels of bad debt, higher credit sales and higher spending on the co-brand credit card.

MACY'S, INC.

	2022	2021
Cost of sales	$(9,856)	$(9,449)
As a percent to net sales	60.9%	59.8%
Gross margin	$6,322	$6,345
As a percent to net sales	39.1%	40.2%

The decrease in the gross margin rate was primarily driven by an increase in clearance and promotional markdowns in pandemic-related categories and seasonal merchandise. This was partially offset by higher average unit retail driven by higher ticket prices and favorable category mix particularly within occasion-based categories.

	2022	2021
SG&A expenses	$(5,918)	$(5,618)
As a percent to net sales	36.6%	35.6%

SG&A expenses increased in the first nine months of 2022 both in dollars and as a percent to net sales. The increase in SG&A expense dollars and as a percent to net sales corresponds with the Company filling a significant number of positions that were open in the prior year as well as adjustments to colleague compensation to remain competitive and attract the best talent, including increasing the Company’s minimum wage to $15/hour starting May 1, 2022.

	2022	2021
Gains on sale of real estate	$74	$61

The 2022 asset sale gains mainly consisted of gains from the sale of four properties, while the 2021 asset gains are mainly driven by the Baldwin Hills sale, coupled with less significant gains from the sale of approximately 12 other properties.

	2022	2021
Impairment, restructuring and other costs	$(25)	$(21)

Impairment, restructuring and other costs in the first nine months of 2022 and 2021 primarily related to the write-off of capital software assets.

	2022	2021
Settlement charges	$(32)	$(90)

During the first nine months of 2022, the Company recognized a non-cash settlement charge of $32 million primarily driven by an increase in lump sum distributions associated with retiree distribution elections.  During the first nine months of 2021, the Company recognized a non-cash settlement charge of $90 million primarily driven by the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company.

	2022	2021
Losses on early retirement of debt	$(31)	$(199)

In the first nine months of 2022, losses on early retirement of debt were recognized due to the early payment of $1.1 billion aggregate principal amount of senior notes and debentures in the first quarter of 2022. In the first nine months  of 2021, losses on early retirement of debt were recognized primarily due to the redemption of the entire outstanding $1.3 billion aggregate principal amount of Company’s senior secured notes due 2025 in the third quarter of 2021 as well as the repurchase of $500 million aggregate principal amount of notes in a tender offer in the first quarter of 2021.

	2022	2021
Net interest expense	$(131)	$(211)

The decrease in net interest expense, excluding losses on early retirement of debt, was primarily driven by interest savings associated with the redemption of the Company’s $1.3 billion aggregate principal amount of its senior secured notes due 2025 in August 2021, as well as the financing activities completed in the first quarter of 2022.

MACY'S, INC.

	2022	2021
Effective tax rate	24.2%	22.3%
Federal income statutory rate	21%	21%

The Company’s effective tax rate varies from the federal income tax statutory rate of 21% in both periods mainly driven by the impact of state and local taxes.

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

The Company ended the third quarter of 2022 with a cash and cash equivalents balance of $326 million. This compares to a balance of $316 million at the end of the third quarter of 2021. The Company is party to the ABL Credit Facility with certain financial institutions providing for a $3 billion asset-based credit facility.

	2022	2021
Net cash provided by operating activities	$488	$841
Net cash used by investing activities	(869)	(203)
Net cash used by financing activities	(1,005)	(2,071)

Operating Activities

The decrease in net cash provided by operating activities was primarily driven by changes in accounts payable and accrued liabilities, which decreased in the third quarter of 2022 from 2021 fiscal year end compared to an increase in the third quarter of 2021 from 2020 fiscal year end. This was largely driven by certain expense prepayments that occurred at the end of 2020, more significant bonus accruals at the end of 2021 compared to 2020 and a reduction in the Company’s gift card reserve due to lower gift card sales and lower redemption patterns as compared to historical levels.

Investing Activities

The Company’s 2022 capital expenditures were $983 million compared to $385 million through the third quarter of 2021. The increase is mainly driven by investments in its stores and distribution centers as well as its technology-based initiatives, including those that support the digital business, data science initiatives and the simplification of its technology structure.

Financing Activities

Dividends

The Company paid dividends totaling $130 million and $46 million in 2022 and 2021, respectively.

In 2022, the Board of Directors declared regular quarterly dividends of 15.75 cents per share on the Company’s common stock, which were paid on April 1, 2022, July 1, 2022, and October 3, 2022 to Macy’s, Inc. shareholders of record at the close of business on March 15, 2022, June 15, 2022, and September 15, 2022, respectively. In 2021, the Board of Directors declared a regular quarterly dividend of 15 cents per share on the Company’s common stock, which was paid on October 1, 2021 to Macy’s, Inc. shareholders of record at the close of business on September 15, 2021.

On October 28, 2022, the Company's Board of Directors declared a regular quarterly dividend of 15.75 cents per share on its common stock, payable January 3, 2023, to shareholders of record at the close of business on December 15, 2022. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.

MACY'S, INC.

Stock Repurchases

On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. During 2022 and 2021, the Company repurchased approximately 24.0 million and 13.0 million shares of its common stock at an average cost of $24.98 and $23.02 per share, respectively. As of October 29, 2022, $1.4 billion of shares remained available for repurchase under the Company’s share repurchase program.  Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.

Debt Transactions

Beginning August 2021, the Company completed a series of debt transactions that resulted in a $1.9 billion decrease in its long-term debt through the third quarter of 2022. These transactions also contributed to a decrease in interest expense, a re-laddering of fixed interest rate debt maturities and an improvement in the Company’s leverage ratio.

As of October 29, 2022, and October 30, 2021, the Company had $65 million and $116 million of standby letters of credit outstanding under its revolving credit facility (“ABL Credit Facility”), respectively, which reduced the available borrowing capacity to $2,935 million and $2,825 million respectively. The Company had outstanding borrowings under the ABL Credit Facility of $183 million as of October 29, 2022 and $140 million as of October 30, 2021.

The Company may, from time to time, repurchase or otherwise retire, exchange or extend its outstanding debt and/or take other steps to reduce its outstanding debt or otherwise optimize its capital structure and improve its financial position. These actions may include open market debt repurchases, tender or exchange offers, negotiated repurchases, other retirements or redemptions of outstanding debt and/or opportunistic refinancing of debt or otherwise. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on prevailing market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations.

Credit Ratings

As of October 29, 2022, the Company’s credit rating and outlook were as described in the table below.

	Moody's	Standard & Poor's	Fitch
Long-term debt	Ba1	BB	BBB-
Outlook	Stable	Positive	Stable

Subsequent to October 29, 2022, Standard & Poor’s upgraded the Company’s long-term debt rating to BB+ and the outlook to stable.

Contractual and Other Material Cash Obligations

As of October 29, 2022, other than the financing transactions discussed above and in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to our contractual and other material cash obligations and commitments outside the ordinary course of business since January 29, 2022, as reported in the Company’s 2021 Form 10-K.

MACY'S, INC.

Guarantor Summarized Financial Information

The Company had $3,007 million and $2,935 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the “Unsecured Notes”) outstanding as of October 29, 2022 and January 29, 2022, respectively, with maturities ranging from 2023 to 2043. The Unsecured Notes constitute debt obligations of MRH ("Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent.  The Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior unsecured obligations, senior to any of the Company’s future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company’s subsidiaries that do not guarantee the Unsecured Notes.  Holders of the Company’s secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer’s and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.

The following tables include combined financial information of the Obligor Group.  Investments in subsidiaries of $8,905 million and $7,975 million as of October 29, 2022 and January 29, 2022, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $487 million and $1,568 million for the 13 and 39 weeks ended October 29, 2022, respectively, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheets

	October 29, 2022	January 29, 2022
	(in millions)
ASSETS
Current Assets	$1,131	$1,517
Noncurrent Assets	7,836	6,784

LIABILITIES
Current Liabilities	$1,191	$2,243
Noncurrent Liabilities (a)	12,402	10,407
(a)	Includes net amounts due to non-Guarantor subsidiaries of $6,709 million and $4,337 million as of October 29, 2022 and January 29, 2022, respectively.

Summarized Statement of Operations

	13 Weeks Ended October 29, 2022	39 Weeks Ended October 29, 2022
	(in millions)
Net Sales	$205	$691
Consignment commission income (a)	834	2,563
Cost of sales	(95)	(334)
Operating loss	(401)	(942)
Loss before income taxes (b)	(278)	(526)
Net income (loss)	(187)	(287)
(a)	Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.

(b)	Includes $192 million and $613 million of dividend income from non-Guarantor subsidiaries for the 13 and 39 weeks ended October 29, 2022, respectively.

Outlook and Recent Developments

On November 17, 2022, the Company reaffirmed its annual 2022 sales guidance and raised its earnings guidance to account for improved expectations for credit card revenue and interest expense, lower benefit plan income, and updated shares outstanding estimates. The updates to its annual 2022 guidance are as follows:

•	Digital sales are expected to be approximately 33% of net sales
•	Net credit card revenues are now expected to be approximately 3.4% of net sales

MACY'S, INC.

•	Benefit plan income is now expected to be approximately $21 million
•	Net interest expense is now expected to be approximately $180 million
•	Diluted shares outstanding are now expected to be approximately 281 million
•	Adjusted diluted earnings per share are now expected to be between $4.07 and $4.27
•	Capital expenditures are now expected to be approximately $1.2 billion

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

Changes in Comparable Sales

	Comparable Sales vs. 13 Weeks Ended October 30, 2021

	Macy's, Inc.	Macy's	Bloomingdale's	bluemercury

Increase (decrease) in comparable sales on an owned basis (Note 1)	(3.1%)	(4.4%)	5.3%	14.0%
Impact of departments licensed to third parties (Note 2)	0.4%	0.4%	(1.2%)	0.0%
Increase (decrease) in comparable sales on an owned plus licensed basis	(2.7%)	(4.0%)	4.1%	14.0%

MACY'S, INC.

	Comparable Sales vs. 39 Weeks Ended October 30, 2021

	Macy's, Inc.	Macy's	Bloomingdale's	bluemercury

Increase in comparable sales on an owned basis (Note 1)	2.3%	0.7%	13.4%	14.9%
Impact of departments licensed to third parties (Note 2)	0.0%	0.0%	(1.9%)	0.0%
Increase in comparable sales on an owned plus licensed basis	2.3%	0.7%	11.5%	14.9%

Notes:

(1)

Represents the period-to-period percentage change in net sales from stores in operation during the 13 and 39 weeks ended October 29, 2022 and the 13 and 39 weeks ended October 30, 2021. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties.  Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.

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

	13 Weeks Ended October 29, 2022	13 Weeks Ended October 30, 2021
	(millions, except percentages)
Net sales	$5,230	$5,440

Net income	$108	$239

Net income as a percent to net sales	2.1%	4.4%

Net income	$108	$239
Interest expense - net	42	53
Losses on early retirement of debt	—	185
Federal, state and local income tax expense	17	55
Depreciation and amortization	225	225
EBITDA	$392	$757
Impairment, restructuring and other costs	15	—
Settlement charges	32	8
Adjusted EBITDA	$439	$765
Adjusted EBITDA as a percent to net sales	8.4%	14.1%

MACY'S, INC.

	39 Weeks Ended October 29, 2022	39 Weeks Ended October 30, 2021
	(millions, except percentages)
Net sales	$16,178	$15,794

Net income	$668	$687

Net income as a percent to net sales	4.1%	4.3%

Net income	$668	$687
Interest expense - net	131	211
Losses on early retirement of debt	31	199
Federal, state and local income tax expense	213	197
Depreciation and amortization	638	668
EBITDA	$1,681	$1,962
Impairment, restructuring and other costs	25	21
Settlement charges	32	90
Adjusted EBITDA	$1,738	$2,073
Adjusted EBITDA as a percent to net sales	10.7%	13.1%

Adjusted Net Income and Adjusted Diluted Earnings Per Share

The following is a tabular reconciliation of the non-GAAP financial measures of net income and diluted earnings per share, excluding certain items identified below, to GAAP net income and diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	Third Quarter of 2022		Third Quarter of 2021
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$108	$0.39	$239	$0.76
Impairment, restructuring and other costs	15	0.05	—	—
Settlement charges	32	0.12	8	0.03
Losses on early retirement of debt	—	—	185	0.59
Income tax impact of certain items noted above	(12)	(0.04)	(46)	(0.15)
As adjusted to exclude certain items above	$143	$0.52	$386	$1.23

	2022		2021
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$668	$2.37	$687	$2.17
Impairment, restructuring and other costs	25	0.09	21	0.07
Settlement charges	32	0.11	90	0.28
Losses on early retirement of debt	31	0.11	199	0.63
Income tax impact of certain items noted above	(22)	(0.08)	(73)	(0.24)
As adjusted to exclude certain items above	$734	$2.60	$924	$2.91

MACY'S, INC.

New Pronouncements

The Company does not expect that any recently issued accounting pronouncements will have a material effect on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s market risk as described in the Company's 2021 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2021 10-K.

Item 4.	Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 29, 2022, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of October 29, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On October 28, 2022, the Board of Directors of the Company approved an amendment to the advance notice provisions of the Amended and Restated By-Laws of the Company to change the timing of advance notice by stockholders required to make director nominations or bring business before an annual meeting of stockholders from not less than 60 days before the annual meeting to not earlier than 120 days and not later than 90 days prior to the one-year anniversary of the preceding year’s annual meeting (subject to adjustment if the scheduled annual meeting date differs from the anniversary date by more than 30 days).  The amendment also makes changes to address Rule 14-19 under the Securities Exchange Act of 1934, as amended.  The foregoing description is qualified by the full text of the amendment which is included as an exhibit to the Company’s Form 8-K filed on October 31, 2022 and is incorporated herein by reference.

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

•	the cost of colleague benefits as well as attracting and retaining quality colleagues;
•	transactions and strategy involving the Company's real estate portfolio;

MACY'S, INC.

•	the seasonal nature of the Company's business;
•

the effects of weather, natural disasters, outbreak of disease, and health pandemics, including the COVID-19 pandemic, on the Company’s business, including the ability to open stores, customer demand and its supply chain, as well as its consolidated results of operations, financial position and cash flows;

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

MACY'S, INC.

Item 6.	Exhibits.

3.1	Amended and Restated By-Laws of Macy’s, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 31, 2022)

22	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended July 30, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, filed on November 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: November 30, 2022