Form 10-K
period 2023-01-28
Macy's, Inc.
filed 2023-03-24
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 29, 2022) was approximately $4,782,994,256.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2023
Common Stock, $.01 par value per share	271,395,080 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2023	Part III

Auditor Firm ID:	185	Auditor Name:	KPMG, LLP	Auditor Location:	Cincinnati, OH

2

Unless the context requires otherwise, references to “Macy’s, Inc.” or the “Company” are references to Macy’s and its subsidiaries and references to “2022,” “2021,” and “2020” are references to the Company’s fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021, respectively. Fiscal years 2022, 2021, and 2020 each included 52 weeks.
Forward-Looking Statements
This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission (the SEC) contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including risks and uncertainties relating to:
•the possible invalidity of the underlying beliefs and assumptions;
•the Company's ability to successfully execute against its Polaris strategy, including the ability to realize the anticipated benefits associated with the strategy;
•the success of the Company’s operational decisions, including product sourcing, merchandise mix and pricing, and marketing and strategic initiatives, such as growing its digital channels, expanding the Company's off-mall store presence and modernizing its technology and supply chain infrastructures;
•general consumer shopping behaviors and spending levels, including the shift of consumer spending to digital channels, the impact of changes in general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, and the costs of basic necessities and other goods;
•competitive pressures from department stores, specialty stores, general merchandise stores, manufacturers’ outlets and websites, off-price and discount stores, and all other retail channels, including digitally-native retailers, social media and catalogs;
•the Company’s ability to remain competitive and relevant as consumers’ shopping behaviors continue to migrate to digital shopping channels and other shopping channels and to maintain its brand image and reputation;
•possible systems failures and/or security breaches or other types of cybercrimes or cybersecurity attacks, including any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach;
•the cost of colleague benefits as well as attracting and retaining quality colleagues;
•transactions and strategy involving the Company's real estate portfolio;
•the seasonal nature of the Company’s business;
•the effects of weather and natural disasters, including the impact of climate change, and health pandemics, including the COVID-19 pandemic, on the Company’s business, including the ability to open stores, customer demand and its supply chain, as well as our consolidated results of operations, financial position and cash flows;
•conditions to, or changes in the timing of, proposed transactions and changes in expected synergies, cost savings and non-recurring charges;
•the potential for the incurrence of charges in connection with the impairment of tangible and intangible assets, including goodwill;
•possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, including supply chain disruptions, labor shortages, wage pressures and rising inflation, and their related impact on costs;

•possible actions taken or omitted to be taken by third parties, including customers, suppliers, business partners, competitors, banks and other financial institutions, and legislative, regulatory, judicial and other governmental authorities and officials;
•changes in relationships with vendors and other product and service providers;
•our level of indebtedness;
•currency, interest and exchange rates and other capital market, economic and geo-political conditions;
•unstable political conditions, civil unrest, terrorist activities and armed conflicts, including the ongoing conflict between Russia and Ukraine;
•the possible inability of the Company’s manufacturers or transporters to deliver products in a timely manner or meet the Company’s quality standards;
•the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional and global health pandemics, and regional political and economic conditions;
•duties, taxes, other charges and quotas on imports;
•labor shortages
•the amount and timing of future dividends and share repurchases; and
•the Company's ability to execute on its strategies or achieve expectations related to environmental, social, and governance matters.
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

Item 1.    Business.
General
The Company is a corporation organized under the laws of the State of Delaware in 1985. The Company and its predecessors have been operating department stores since 1830. As of January 28, 2023, the Company operated 722 store locations in 43 states, the District of Columbia, Puerto Rico and Guam. The Company's operations are conducted through Macy's, Macy's Backstage, Market by Macy's, Bloomingdale's, Bloomingdale's The Outlet, Bloomies, and bluemercury. In addition, Bloomingdale's in Dubai, United Arab Emirates, and Al Zahra, Kuwait are operated under license agreements with Al Tayer Insignia, a company of Al Tayer Group, LLC.
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
Disaggregation of the Company's net sales by family of business for 2022, 2021 and 2020 was as follows:

	2022	2021	2020
Women’s Accessories, Shoes, Cosmetics and Fragrances	$9,597	$9,385	$6,667
Women’s Apparel	5,349	5,174	3,454
Men’s and Kids’	5,297	5,247	3,477
Home/Other (a)	4,199	4,654	3,748
Total	$24,442	$24,460	$17,346
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
In 2022, the Company’s subsidiaries provided various support functions to the Company’s retail operations on an integrated, company-wide basis.
•The Company’s wholly-owned bank subsidiary, FDS Bank, provides certain collections, customer service and credit marketing services in respect of all credit card accounts that are owned either by Citibank, N.A. or FDS Bank and that constitute a part of the credit programs of the Company’s retail operations.
•Macy’s Systems and Technology, Inc., a wholly-owned indirect subsidiary of the Company, provides operational electronic data processing and management information services to all of the Company’s operations other than bluemercury.
•Macy’s Merchandising Group, Inc. (MMG), a wholly-owned direct subsidiary of the Company, and its subsidiary Macy's Merchandising Group International, LLC, are responsible for the design and development of Macy’s private label brands and certain licensed brands. Bloomingdale’s uses MMG for a small portion of its private label merchandise. The Company believes that its private label merchandise differentiates its merchandise assortments from those of its competitors. MMG also offers its services, either directly or indirectly, to unrelated third parties.
•Macy’s Logistics and Operations, a division of a wholly-owned indirect subsidiary of the Company, provides warehousing and merchandise distribution services for the Company’s operations and digital customer fulfillment.
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

Purchasing
The Company purchases merchandise from many suppliers, none of which accounted for more than 5% of the Company's purchases during 2022. The Company has no material long-term purchase commitments with any of its suppliers and believes that it is not dependent on any one supplier. The Company considers its relations with its suppliers to be good.
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
The trademarks associated with the Company's private label brands, other than Martha Stewart Collection, are owned by the Company. The Martha Stewart Collection is owned by a third party, which licenses the trademark associated with the brand to Company pursuant to an agreement. The agreement for the Martha Stewart Collection ended on January 31, 2023 and the Company will sell through remaining inventory during 2023.
Competition
The retail industry is highly competitive. The Company’s operations compete with many retail formats on the national and local level, including department stores, specialty stores, general merchandise stores, manufacturers' outlets and websites, off-price and discount stores, online retailers and catalogs, among others. The Company seeks to attract customers by offering compelling, high-quality products, great prices and trusted service across all channels, including its digital platforms. Other retailers may compete for customers on some or all of these bases, or on other bases, and may be perceived by some potential customers as being better aligned with their particular preferences.
Government Regulation
We are subject to extensive and varied laws and regulations in the jurisdictions in which we operate in connection with both our core business operations and our credit card and other ancillary operations, including those relating to anti-bribery, customs, child labor, truth-in-advertising, consumer protection, zoning, occupancy, anti‑corruption and trade, anti money laundering, import and export compliance, antitrust, data privacy and data protection, employment, workplace safety, public health and safety, environmental compliance, intellectual property, transportation, and fire codes. Our policies mandate compliance with all applicable laws and regulations, and we operate our business in accordance with standards and procedures designed to comply with these laws and regulations. We believe that we are in compliance with such laws and regulations in all material respects and do not expect that continued compliance with such regulations will have a material effect upon capital expenditures, earnings, or our competitive position.
Available Information
The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) available free of charge through its internet website at https://www.macysinc.com as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition, the Company has made the following available free of charge through its website at https://www.macysinc.com:
•Charters of the Audit Committee, Compensation and Management Development Committee, Finance Committee, and Nominating and Corporate Governance Committee,
•Corporate Governance Principles,
•Lead Independent Director Policy,
•Non-Employee Director Code of Business Conduct and Ethics,
•Code of Conduct,
•Standards for Director Independence,
•Related Person Transactions Policy,
•Method to Facilitate Receipt, Retention and Treatment of Communications, and
•Proxy Access By-Laws.

Any of these items are also available in print to any shareholder who requests them. Requests should be sent to the Corporate Secretary of Macy’s, Inc. at 151 West 34th Street, New York, New York 10001.
Human Capital Resources
Culture & Engagement
At Macy's Inc., we strive to be the preferred employer across our brands through an unwavering passion and commitment to our customers, communities and employees (called colleagues). The Company's workplace is rooted in equity and guided by its social purpose, called Mission Every One, to create a brighter future with bold representation for all.
The Company gathers colleague feedback at key times throughout the colleague lifecycle from onboarding to offboarding and provides regular venues for colleagues to ask questions and share their opinions, such as Ask Me Anything sessions, town halls and colleague resource groups. The Company formally solicits feedback from all colleagues twice a year through company-wide Culture Pulse Survey. The results are shared across the organization to provide visibility to both managers (called people leaders) and colleagues, to help create opportunities for open and constructive discussions among teams and to facilitate action planning to improve the colleague experience.
Diversity, Equity & Inclusion (DE&I)
The Company's commitment to diversity, equity and inclusion is guided by its values and starts from within by working to build a workforce that represents the customers and communities it serves at all levels and making structural changes to implement practices and processes designed to be equitable and cultivate a culture of belonging. The Company seeks to empower colleagues to harness and unleash the power of their individuality to help drive better business decisions for customers and shareholders.
In 2019, the Company launched its MOSAIC program to advance the diversity of its leadership. The MOSAIC program is a one-year professional development program for colleagues at the manager and director levels who self-identify as ethnically diverse, with continued support available as participants progress through their careers. Approximately 68% of program participants were promoted or moved into a new role since the program was launched. We have made significant progress towards our aspiration to increase ethnically diverse representation at the director level and above by 2025.
The Company believes people leaders play an important role in driving performance and an inclusive culture. In 2020, the Company incorporated People Leader Commitments (which were launched in 2019) and DE&I into the performance review process. In 2021, the Company included standardized DE&I goals into annual reviews at the director level and above. In 2022, the Company included a diversity goal as part of its annual incentive program. To increase data accuracy and better understand the diverse dimensions of our colleagues, the Company plans to build the framework to capture DE&I-related dimensions beyond what is self-identified at the time of hire to advance the Company's benefits offering and colleague engagement efforts.
Company-sponsored, employee-led resource groups (ERGs) provide an opportunity for colleagues to experience connection, achieve belonging and develop leadership skills. In 2022, ERGs continued to expand beyond our corporate offices to an additional 198 Store ERG chapters across the country to further reinforce community building. In 2023, the Company plans to rebrand ERGs to Colleague Resource Groups (CRGs) and continue to strengthen the model through greater executive sponsorship, tools and community visibility. By the end of 2023, we expect that all Macy's and Bloomingdale's colleagues in both corporate offices and stores will have the opportunity to join a CRG chapter.
The Company has achieved a score of 100 every year since 2015 on the Human Rights Campaign Foundation’s Corporate Equality Index, earning the designation as “Best Place to Work for LGBTQ+ Equality.” This index is the nation’s foremost benchmarking survey and report measuring corporate policies and practices related to LGBTQ+ workplace equality. For the past two years, the Company was recognized by the NBIC, a coalition of the nation’s leading business organizations representing diverse communities, as one of the Top 50 Best-of-the-Best Corporations for Inclusion and Women's Enterprise National Council with America's Top Corporations Award for the commitment to create a brighter future for women-owned businesses.
The Company's DE&I focus areas extend beyond its colleagues and include community, customers, marketing and suppliers. Below are a few additional highlights from the past year:
•Hosted first Vendor Pitch Competition and awarded over $250,000 in business grants to graduates of The Workshop at Macy’s 2022 program.
•Launched S.P.U.R. Pathways: Shared Purpose, Unlimited Reach to help businesses gain access to capital to accelerate growth and create new jobs in historically underserved and underfunded communities.

•Expanded our portfolio of diverse suppliers, adding over 175 new diverse-owned businesses online and in-store. Increased number of Black-owned brands by 8 times since signing the Fifteen Percent Pledge in 2020.
•Launched DE&I simulation-based training across the Company, which established new benchmarks and insights to inform future programming and people leader development efforts.
•Donated $1M to advance social justice and racial equity causes; additionally, $1M was donated to various Divine Nine Sorority education and research foundations, in honor of the first-of-its-kind Divine Nine Sorority Collection.
•Leveraged best in class partners, such as JOY Collective and Publicis Once & For All Coalition, to advance the cultural fluency of our marketing and media.
Learning & Development
Macy’s, Inc. believes that learning goes hand in hand with career growth, personal satisfaction and outstanding results. The Company aspires to create a learning culture where colleagues can build their skills, apply their learning to address business challenges and share their knowledge, including their mistakes, to help others grow. Learning is accessible through Ignite (powered by Degreed), the Company’s self-directed learning experience platform as well as through technology, social learning and meaningful experiences and exposures with colleagues. We have also partnered with Guild Education to provide eligible colleagues with a fully-funded education benefit, including more than 100 programs that range from foundational learning–such as high school completion and English language–to college degrees.
The Company makes investments in its people leaders and future leaders. Macy’s Executive Development Program and Bloomingdale’s Leadership Development Program offer immersive, hands-on learning experiences for recent college graduates from top universities across the U.S. to jump-start a career in retail, with specialization in technology, digital, stores, merchandising, and supply chain. Macy’s and Bloomingdale’s offer internships for college students and Bloomingdale’s offers an early immersion program focused on providing experiential learning and career exposure to those who identify with underrepresented groups. Bluemercury’s Shooting Stars is a six-month mentorship program that empowers mentees to own their journey by creating a development plan, becoming an inclusive leader and leveraging resources to support their career aspirations. In 2022, the Company launched a multi-year career development initiative. This incentive included the launch of a Career Hub on the Company intranet to offer user-friendly tools to assist colleagues at any part of their career journey; a two-week virtual Career Expo that featured 18 workshops, panel discussions, external speakers and functional showcases to give colleagues a better sense of career opportunities across the Company; and people leader support with learning plans focused on career coaching and development.
People leaders participate annually in required leadership development training and have access to robust on-demand development resources. Professional colleagues participate in a 90-day onboarding experience with performance milestones, support resources and role-specific training
Total Rewards
Macy’s, Inc. offers comprehensive benefits and an awards strategy that is designed to recognize performance and talent development. Eligible colleagues have varied medical plan options to meet individual needs. The Company provides paid time-off, parental leave and holiday pay, as well as a company 401(k) plan and match, dependent care flexible spending account and a colleague merchandise discount for eligible colleagues.
The Company believes that pay equity is fundamental to its culture and DE&I strategy. Compensation is based on job, responsibilities, experience and performance with incentive opportunities that allow colleagues to share in the Company’s success.
In 2022, the Company began sharing more pay information with our colleagues and educate our colleagues about our pay programs. All colleagues nationwide have access to view their job’s pay zone and salary range. Additionally, all job postings nationwide include the job’s salary range. People leaders and salaried colleagues were given the opportunity to attend Compensation Education Webinars to learn how pay is determined, and deep dive into our incentive programs. The Company also enhanced strategic investments in colleagues, providing free education and increasing the minimum wage to $15 per hour.
Number of Employees
As of January 28, 2023, excluding seasonal employees, Macy's, Inc. had 94,570 full-time and part-time employees. The Company’s workforce is comprised of approximately 64% ethnically diverse colleagues and 73% female colleagues. Because of the seasonal nature of the retail business, the number of employees peaks during the holiday season. Approximately 8% of employees are represented by unions.

Environmental, Social, and Governance (ESG)
The Company's relationships with its customers, colleagues and the communities it serves drive a deep sense of stewardship in how the Company interacts with its stakeholders. The guiding principles of the Company's ESG strategy are:
•managing the environmental impact of its business;
•promoting positive social impact; and
•implementing strong governance practices that hold Macy's, Inc. accountable.
The Company proactively engages with its stakeholders on ESG issues that span the breadth of its operations. This includes transparency, product responsibility and supply chain and energy management. Macy's, Inc. is guided in its actions and reporting by its stakeholders and by third-party frameworks, including Sustainability Accounting Standards Board’s multiline and specialty retailers and distributors standard and the Task Force on Climate-Related Financial Disclosures.
The Company continues to advance its ESG strategy as it responds to evolving stakeholder expectations. Certain highlights of recent ESG accomplishments include earning a B score on its 2021 CDP Climate Change Report, joining Better Cotton and the Ellen MacArthur Foundation, launching a Restricted Substance List and testing protocol for Private Brands, and investing in our female factory workers by rolling out 10 Worker Well Being programs in private brand factories with BSR’s HERProject.
The Company's management is responsible for the development and implementation of its ESG strategies and programs. Ultimate oversight by the Company’s Board of Directors is included in its committee charters and practices. The Chief Financial Officer along with the management Disclosure Committee engages with stakeholders on ESG-related issues (including climate) and provides feedback to management and the Board. The Chief Supply Chain Officer reports directly to the Chief Executive Officer and is responsible for the management teams that manage ESG initiatives and supply chain transparency. Management committees, including the Sustainability Executive Steering Committee, Disclosure Committee and Corporate Strategy Group, also approve the ESG strategy and priorities, guide risk management and link to growth opportunities. The Environmental Services team is responsible for the development of the Company's environmental programs for all facilities across the organization. These programs include policies and procedures designed to ensure compliance with federal, state and local environmental laws.
Information about our Executive Officers
The following table sets forth certain information as of March 23, 2023 regarding the Executive Officers of the Company:

Name	Age	Position with the Company
Jeff Gennette	61	Chief Executive Officer and Chairman of the Board of Directors
Adrian V. Mitchell	49	Executive Vice President and Chief Financial Officer
Elisa D. Garcia	65	Executive Vice President, Chief Legal Officer and Secretary
Danielle L. Kirgan	47	Executive Vice President and Chief Transformation and Human Resources Officer
Tony Spring	57	Executive Vice President, Macy's Inc. and Chairman and Chief Executive Officer, Bloomingdale's
Paul Griscom	42	Senior Vice President and Controller
Executive Officer Biographies
Jeff Gennette has been Chief Executive Officer of the Company since 2017 and Chairman of the Board since January 2018; prior thereto he was President from 2014 to 2017, Chief Merchandising Officer from 2009 to 2014, Chairman and Chief Executive Officer of Macy’s West in San Francisco from 2008 to 2009 and Chairman and Chief Executive Officer of Seattle-based Macy’s Northwest from 2006 through 2008.

Adrian V. Mitchell has been Executive Vice President and Chief Financial Officer of the Company since 2020; prior thereto he served as a Managing Director and Partner in the Digital BCG and Consumer Practices of Boston Consulting Group, a global management consulting firm, from 2017 to 2020, Chief Executive Officer of Arhaus LLC, a retail chain that designs and sells home furnishings, from 2016 to 2017, in various executive positions at Crate and Barrel Holdings, Inc. from 2010 to 2015 including interim CEO, Chief Operating & Chief Financial Officer and Chief Financial Officer, and in management positions at Target Corporation from 2007 to 2010 including Director of Strategy & Interactive Design for target.com and Director of Innovation & Productivity leading company-wide projects for Target Corporation.
Elisa D. Garcia has been Executive Vice President, Chief Legal Officer and Secretary of the Company since 2016; prior thereto she served as Chief Legal Officer of Office Depot, Inc. from 2013 to 2016, Executive Vice President and Secretary from 2007 to 2016 and General Counsel from 2007 to 2013.
Danielle L. Kirgan has been Executive Vice President and Chief Transformation and Human Resources Officer of the Company since 2020 and Chief Human Resources Officer since 2017; prior thereto she served as Senior Vice President, People at American Airlines Group, Inc., an airline holding company, from 2016 to 2017, Chief Human Resources Officer at Darden Restaurants, Inc. from 2015 to 2016 and Senior Vice President from 2010, Vice President, Global Human Resources at ACI Worldwide, Inc. in 2009, and Vice President, Human Resources at Conagra Foods, Inc. from 2004 to 2008.
Tony Spring has been Executive Vice President of the Company since 2021 and Chairman and Chief Executive Officer of Bloomingdale's since 2014; prior thereto he served as President and Chief Operations Officer at Bloomingdale's from 2008 to 2014, Senior Executive Vice President from 2004 to 2008, Executive Vice President of Marketing from 1998 to 2004 and held various other roles within the Bloomingdale's organization from 1987 to 1998 where he assumed positions of increasing responsibility in the home furnishings area before being promoted to Senior Vice President for home furnishings.
Paul Griscom has been Senior Vice President and Controller of the Company since 2020; prior thereto he served as Vice President and interim Principal Accounting Officer in 2020, Vice President, Financial Reporting and Accounting Services from 2019 to 2020, Vice President, Financial Reporting from 2017 to 2019, Director of Financial Reporting from 2016 to 2017, Director, Training & Products, GAAP Dynamics from 2012 to 2016 and held various positions at KPMG LLP from 2000 to 2012.

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
In 2020, we announced the Polaris strategy, a multi-year plan designed to stabilize profitability and position the Company for sustainable, profitable growth. We continue to refine the components of the Polaris strategy, including a focus on winning with fashion and style, delivering clear value, excelling in digital shopping, enhancing store experience, modernizing supply chain and enabling transformation. Our digitally-led omni-channel strategy is committed to creating a seamless integration between physical stores and digital shopping. We plan to continue our focus on strengthening our omni-channel capabilities with investments in digital shopping experiences, data and analytics, physical stores, technology infrastructure and more efficient fulfillment capabilities. These initiatives have required and will continue to require our management, colleagues, and contractors to make transformational changes in our business operations and to improve productivity. These initiatives are also subject to the ability to attract and retain skilled personnel to support the initiatives. We face challenges in executing our Polaris strategy and initiatives in the current environment of inflation, increased interest rates, economic uncertainty and other macroeconomic conditions that may impact discretionary spending. Our ability to achieve sustainable, profitable growth is subject to the successful implementation of our strategic plans, including the Polaris strategy, and realization of anticipated benefits and savings. If we are unable to successfully execute our strategic plans and initiatives to achieve the intended results or these investments or initiatives do not perform as expected or create implementation or operational challenges, our profitability and growth could suffer.
We may not timely identify or effectively respond to consumer needs, expectations, or trends, which could adversely affect our relationship with customers, the demand for our products and services, and our market share.
The success of our business depends in part on our ability to identify and respond to evolving trends in demographics, shifts in consumer preferences, expectations and needs, unexpected weather conditions, public health issues (including pandemics and related shut-downs or other actions by government regulators or others) or natural disasters, while also managing appropriate inventory levels in our stores and distribution or fulfillment centers and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand. As customers expect a more personalized experience, our ability to collect, use and protect relevant customer data is important to our ability to effectively meet their expectations, but is subject to the impact of legislation or regulations governing data privacy, security and other external factors. Customer preferences and expectations related to sustainability of products and operations are also increasing. If we do not successfully differentiate the shopping experience to meet the individual needs and expectations of or within a customer group, we may lose market share with respect to those customers.
Our sales and operating results depend on our ability to manage our inventory and merchandise selection.
Our profitability depends on our ability to manage inventory levels and merchandise selection. Overestimating customer demand for merchandise can result in the need to record unplanned and incremental inventory markdowns and sell excess inventory at clearance prices, which would negatively impact our gross margins and operating results. Underestimating customer demand for merchandise can lead to inventory shortages, missed sales opportunities and negative customer experiences.

The Company faces significant competition and challenges as consumers continue to migrate to digital shopping channels and depends on its ability to differentiate itself in retail’s ever-changing environment.
We conduct our retail merchandising business under highly competitive conditions. Although Macy’s, Inc. is one of the nation’s largest retailers, we have numerous and varied competitors at the national and local levels, including department stores, specialty stores, general merchandise stores, manufacturers’ outlets and websites, off-price and discount stores, online retailers and catalogs, among others. Competition is characterized by many factors, including assortment, advertising, price, quality, service, location, reputation and credit availability. Any failure by us to compete effectively could negatively affect our business and results of operations.
As consumers continue to migrate to digital shopping channels, we face pressures to not only compete from a price perspective with our competitors, some of whom sell the same products, but also to differentiate Macy’s, Inc’s. merchandise offerings, services and shopping experiences to stay relevant as a modern department store in retail’s ever-changing environment. We launched Macy’s digital Marketplace in September 2022 featuring a collection of new brands and products from third party sellers to introduce customers to new merchandise options. We continue to significantly invest in our omni-channel capabilities, seeking to improve the profitability of our digital business through delivery expense reduction, gross margin expansion and other initiatives to support digital sales growth. We continue to seek to improve the delivery experience of our customers with strategic investments to fulfill digital sales demand and elevated delivery speed expectations. Insufficient, untimely or misguided investments in these areas could significantly impact our profitability and growth.
In addition, a significant decline of customer store traffic or migration of sales from brick-and-mortar stores to digital platforms could lead to additional store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.
Our ability to grow depends in part on our stores remaining relevant to customers.
We have invested in facilities and fixtures upgrades, merchandise assortment and customer service in selected stores to improve customer retention rates and overall customer satisfaction. We have opened new off-mall smaller store formats – Market by Macy’s and Bloomie’s – in selected markets to promote customer acquisition, test replacement, expansion or market entry locations, and support our omni-market capabilities. We also introduced permanent Toys “R” Us shops within all Macy’s locations. While these store investments, off-mall store formats, and in-store shops are intended to improve the customer store experience and drive traffic, realization of these benefits may not occur.
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
We continue to explore opportunities to monetize our real estate portfolio, including sales of stores as well as non-store real estate, such as warehouses, outparcels and parking garages. We also continue to evaluate our real estate portfolio to identify opportunities where the redevelopment value of our real estate exceeds the value of non-strategic operating locations. This strategy is multi-pronged and may include transactions, strategic alliances or other arrangements with mall developers or other unrelated third-parties. Where feasible, we may subdivide an existing parcel, continue to operate a store and redevelop any excess parcel for mixed-use, or close the store and redevelop an entire parcel into a mixed-use development, in either event selling the parcel once the site development plan is approved by governmental authorities. Due to the cyclical nature of real estate markets and the risks of real estate development, the performance of our real estate strategy is inherently volatile and could have a significant impact on our results of operations or financial condition.
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
Our business is dependent upon attracting, training, developing and retaining quality employees at all levels of the organization, and management personnel to develop and effectively execute successful business strategies. Macy’s, Inc. has a large number of employees, many of whom are in entry level or part-time positions with historically high rates of turnover. Our ability to meet labor needs while controlling costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation and changing demographics. In recent years, low unemployment, labor shortages, intense competition for talent and a competitive wage environment have impacted our ability to attract, recruit and retain talent.
Increases in labor costs and the cost of employee benefits could impact our financial results and cash flow.
Minimum wage increases by states and wage and benefit increases to attract and retain workers in a tight labor market have increased labor costs in the retail sector. These increased costs pressure our margins and could have a negative impact on our financial results.
Our expenses relating to employee health benefits are significant. Recent medical plan cost increases have been driven by a rise in high-cost claimants, high-cost conditions, high utilization of outpatient facilities, physicians and in-hospital stays, and demographic shifts to an older enrollment population. Unfavorable changes in the cost of employee health benefits could negatively affect our financial results and cash flow. Healthcare costs have risen significantly in recent years, and legislative and private sector initiatives regarding healthcare reform have resulted and could continue to result in significant changes to the U.S. healthcare system. Due to uncertainty regarding legislative or regulatory changes, we are not able to fully determine the impact that future healthcare reform could have on our company-sponsored medical plans.
If cash flows from our private label and co-branded credit cards decrease, our financial and operational results may be negatively impacted.
In 2005, in connection with the sale of most of the Company’s credit card accounts and related receivable balances to Citibank, N.A. (Citibank), the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (Credit Card Program). Subsequent to this initial arrangement and associated amendments, on December 13, 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program with Citibank (the Program Agreement), pursuant to which Citibank issues, maintains and services Macy’s and Bloomingdale’s private label and co-branded credit cards. Under the Program Agreement, which extends until March 31, 2030, Citibank owns the credit card receivables generated from sales through the credit cards and Macy’s receives fees and shares in profits based on a tiered return on the receivables portfolio net of program expenses. Credit card revenues, net were $863 million, or approximately 3.5% of net sales, for 2022. Deterioration in economic conditions could adversely affect the volume of new credit accounts, the amount of credit card program balances and the ability of credit card holders to pay their balances. These conditions could result in the Company receiving lower payments under the credit card program.
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
In February 2023 the Consumer Financial Protection Bureau proposed to amend Regulation Z to lower the safe harbor dollar amount credit card companies can charge for late fees from up to $41 to $8 for a missed payment. The proposed rule is subject to a notice and comment period. If adopted as proposed the rule would reduce the amount of late fees that can be charged, which could have a negative impact on Macy's Inc. credit card revenues.

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
We believe our reputation and brand image are partially based on the perception that we act equitably and honestly in dealing with our customers, employees, business partners and shareholders. Our reputation and brand image may be deteriorated by any incident that erodes the trust or confidence of our customers or the general public, particularly if the incident results in significant adverse publicity or governmental inquiry. Information about us, whether or not true, may be instantly posted on social media platforms at any time, which could adversely impact our reputation or brand image. The harm could be immediate without affording us an opportunity for redress or correction. Other brand risks include an active shooter incident at a store or injury or death at a parade or other branded event. If our reputation or brand image is damaged, our customers may refuse to continue shopping with us, potential employees may be unwilling to work for us, business partners may be discouraged from seeking future business dealings with us and, as a result, our business and results of operations may suffer.
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
Failure of a key information technology system or process could adversely affect our business.
We rely extensively on information technology systems and related personnel to collect, analyze, process, store, manage, transmit and protect transactions and data. Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. In managing our business, we also rely heavily on the integrity and security of, and consistent access to, this operational and financial data for information such as sales, customer data, employee data, demand forecasting, merchandise ordering, inventory replenishment, supply chain management, payment processing, order fulfillment, customer service, and post-purchase matters. For these information technology systems, applications and processes to operate effectively, we or our service providers must maintain and update them. Delays in the maintenance, updates, upgrading or patching of these systems, applications or processes could impair, and on occasion have impaired, their effectiveness or expose us to security risks.

Our systems and the third-party systems with which we interact are subject to, and on occasion have experienced, damage or interruption from a number of causes, including power and other critical infrastructure outages, computer and telecommunications failures, computer viruses, security breaches, internal or external data theft or misuse, cyberattacks, responsive containment measures by us that may involve voluntarily taking systems off line, natural disasters and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes or other extreme weather events, public health concerns such as pandemics, military conflicts, acts of war, terrorism or civil unrest, other systems outages, inadequate or ineffective redundancy, and design or usage errors or malfeasance by our employees, contractors or third-party service providers. Although we and our third-party service providers seek to maintain our respective systems effectively and to successfully address the risk of compromise of the integrity, security and consistent operations of these systems, such efforts are not always successful. As a result, we or our service providers could experience errors, interruptions, delays or cessations of service in key portions of our information technology infrastructure, which could significantly disrupt our operations or impair data security, impact our ability to operate or access communications, financial or banking systems, be costly, time consuming and resource-intensive to remedy and adversely impact our reputation and relationship with customers, suppliers, shareholders or regulators.
We are making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in some cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems, outsourcing certain technology and business processes to third-party service providers, making changes to existing systems including the migration of applications to the cloud, maintaining or enhancing legacy systems, or designing or acquiring new systems. These efforts can result in significant potential risks, including failure of the systems to operate as designed, potential loss or corruption of data, changes in security processes and internal controls, cost overruns, implementation delays or errors and disruption of operations.
Disruptions in our customer-facing technology systems could impair our digital retail strategy and give rise to negative customer experiences.
Through our information technology systems, we are able to provide an improved overall shopping experience that empowers our customers to shop and interact with us from a variety of electronic devices and digital platforms. We use our digital platforms as sales channels for our products and services, as methods of providing inspiration, and as sources of product and other relevant information to our customers to help drive sales. We also have multiple online communities, digital platforms and knowledge centers that allow us to inform, assist and interact with our customers. The retail industry is continually evolving and expanding, with a significant increase in sales initiated online and via mobile applications. We must effectively respond to new developments and changing customer preferences with respect to a digital and interconnected experience. We continually seek to enhance our online and digital properties to provide an attractive, user-friendly interface for our customers. Disruptions, delays, failures or other performance issues with these customer-facing technology systems, or a failure of these systems to meet our or our customers’ expectations, could impair the benefits they provide to our business and negatively affect our relationship with our customers and, as a result, our financial performance and results of operations.
Information Security, Cybersecurity, Privacy and Data Management Risks
A breach of our information technology systems could adversely affect our reputation, business partner and customer relationships and operations, and result in higher costs.
Through our sales, marketing activities, and use of third-party information, we collect and store certain non-public personal information that customers provide to purchase products or services, enroll in promotional programs, register on websites, or otherwise communicate to us. This may include phone numbers, driver license numbers, contact preferences, personal information stored on electronic devices, and payment information, including credit and debit card data. We gather and retain information about employees in the normal course of business. We may share sensitive company data with vendors that assist with certain aspects of our business, such as social media and data analytics firms. In addition, our digital operations depend upon the transmission of confidential information over the Internet, such as information permitting cashless payments.
We employ safeguards for the protection of this information and have made significant investments to secure access to our information technology network, the importance of which has increased due to many of our colleagues working remotely. For instance, we have implemented authentication protocols, installed firewalls and anti-virus/anti-malware software, established data security breach preparedness and response plans, conduct continuous risk assessments, and mitigate software vulnerability with security patches. We also employ encryption and other methods to protect our data, promote security awareness with our employees and work with business partners in an effort to create secure and compliant systems.

Protections we have in place to safeguard this information may be compromised as a result of third-party security breaches, theft, cyberattacks, including the use of malicious codes, worms, phishing, spyware, denial of service attacks and ransomware errors by employees or employees of third-party vendors, or contractors, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularities that may result in persons obtaining unauthorized access to company data.
Retail data frequently targeted by cybercriminals includes consumer credit card data, personally identifiable information, including social security numbers, and health care information. For retailers, point of sale and e-commerce websites are often attacked through compromised credentials, including those obtained through phishing, vishing and credential stuffing. Other methods of attack include advanced malware, the exploitation of software and operating vulnerabilities, and physical device tampering/skimming at card reader units. We believe these attack methods will continue to evolve. In addition, the risk of cyber-based attacks is heightened with many of our employees working and accessing our technology infrastructure remotely.
Cyber threats are increasing in scope, sophistication and frequency and bad actors are exploiting vulnerabilities to gain access to networks for the purpose of implementing ransomware, which is used to encrypt and steal data both from main and backup systems and causes public-facing business interruptions. Our ability to react, mitigate and restore services from an interruption of our systems and processes is key to avoiding adverse financial impacts resulting from loss of sales, services and the cost of paying a ransom.
Remote work has also created additional challenges to our ability to protect remote workers, corporate networks and cloud environments. We are identifying, tracking and mitigating advanced phishing, malware and attempted credential compromises daily. These attacks are typically occurring on home networks and migrate to the corporate network. However, despite instituting controls for the protection of information, the techniques used to obtain unauthorized access, disable or degrade service change frequently and our systems and networks may nevertheless remain vulnerable to threats and attacks. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deception to employees, contractors, vendors and temporary staff. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information systems. We may be unable to protect the integrity of our systems or company data. An alleged or actual unauthorized access or unauthorized disclosure of non-public personal information could:
•materially damage our reputation and brand, negatively affect customer satisfaction and loyalty, expose us to individual claims or consumer class actions, administrative, civil or criminal investigations or actions, and infringe on proprietary information; and
•cause us to incur substantial costs, including costs associated with remediation of information technology systems, customer protection costs and incentive payments for the maintenance of business relationships, litigation costs, lost revenues resulting from negative changes in consumer shopping patterns, unauthorized use of proprietary information or the failure to retain or attract customers following an attack. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.
Supply Chain and Third-Party Risks
Our private brand products subject us to certain increased risks, including regulatory, product liability, intellectual property, supplier relations and reputational risks.
As we expand our private brand offerings, we may become subject to increased risks due to our greater role in the design, manufacture, marketing and sale of those products. Risks include greater responsibility to administer and comply with applicable regulatory requirements, increased potential product liability and recall exposure, and increased potential reputational risks related to the responsible sourcing of those products. To effectively execute on our private brand strategy, we must also be able to successfully protect our proprietary rights and navigate and avoid claims related to the proprietary rights of third parties. An increase in sales of our private brand products may adversely affect sales of our vendors’ products and, in turn, our relationships with certain of our vendors. Any failure to appropriately address these risks could damage our reputation and have an adverse effect on our business and results of operations.

We depend on vendors and other sources of merchandise, goods and services outside the U.S. Our business has been and could in the future continue to be affected by disruptions in, or other legal, regulatory, political, economic or public health issues associated with, our supply network.
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
We have experienced delays in merchandise inventory receipts and product delivery due to a continuing global shortage of vessels and air freight, port congestion, a global worker shortage impacting shipping and ports, truck driver shortages, rail congestion at major freight hubs and increasing demand for consumer goods. Although these delays have not materially impacted our operations to date, they could potentially have a material adverse impact on future product availability, product mix and sales if the delays do not improve. We have also experienced increases in shipping rates from Trans-Pacific ocean carriers due to increases in spot market rates and shortage of shipping capacity from China and other parts of Asia, and increases in trucking costs due to truck driver shortages and fuel costs.
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
We source a significant amount of our private label products from factories in China and, to a lesser extent, from factories in Vietnam, India, Indonesia, Jordan and other countries. Since 2017, the U.S. and China have been engaged in a trade dispute that has involved a number of actions against China including the imposition of tariffs on Chinese imports; sanctions on Chinese military-industrial complex companies; stricter reviews of direct investments in the U.S. by Chinese companies; and detention by U.S. Customs of products made in Xinjiang involving alleged human rights violations, which have or may prompt countersanctions or other retaliatory actions from the Chinese government. In addition, differing policies on China–Taiwan and the Russia–Ukraine war have further strained relations between the countries. These geopolitical, trade and investment tensions have created additional uncertainty and increased risk in doing business in China, including potential supply disruptions and higher costs of our products sourced or imported from China.
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
We continue to evaluate the impact of currently effective tariffs, including potential future retaliatory tariffs, as well as other recent changes in foreign trade policy and the U.S. Administration on our supply chain, costs, sales and profitability, and are working through strategies to mitigate such impact, including reviewing sourcing options and working with our vendors and merchants. At this time, it is unknown how long U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs will be imposed. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these changes in foreign trade policy and any recently enacted, proposed and future tariffs on products imported by us from China could negatively impact our business, results of operations and liquidity if they seriously disrupt the movement of products through our supply chain or increase their cost. In addition, while we may be able to shift our sourcing options, executing such a shift would be time consuming and would be difficult or impracticable for many products and may result in an increase in our manufacturing costs. The adoption and expansion of trade restrictions, retaliatory tariffs, or other governmental action related to tariffs or international trade agreements or policies have the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and/or the U.S. economy, which in turn could adversely impact our business and results of operations.

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
We also face concerns relating to human rights, working conditions and other labor rights, and conditions and environmental impact in factories or countries where merchandise that we sell is produced, as well as concerns about transparent sourcing and supply chains. Although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to production of merchandise, doing business in foreign countries and importing merchandise, and to screen, train and monitor our private label vendors to confirm safe and ethical treatment of workers in our supply chain, there can be no assurance that our vendors and other third parties with whom we do business will not violate such laws and regulations or our policies, which could subject us to liability and could adversely impact our reputation, results of operations and business.
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

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (the “FDIC”) insurance limit. The FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank on March 10, 2023 and March 12, 2023, respectively. The Company does not have any direct exposure to Silicon Valley Bank or New York Signature Bank. However, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments, or to draw on our existing lines of credit, may be threatened and could have a material adverse effect on our business and financial condition.
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
The COVID-19 pandemic had a significant impact on the retail industry, including our business. The Company temporarily closed all of its stores and subsequently furloughed the majority of its workforce from March 2020 through the second quarter of 2020 in response to government regulations, causing a temporary material decline in revenue and operating cash flow. The Company implemented safety measures and health and wellness precautions across its stores and facilities which resulted in additional selling, general and administrative expenses. The Company experienced delays in inventory receipts and disruptions in its supply chain. Liquidity was negatively impacted by the store closures and the Company incurred additional debt to improve its cash position. Should we experience a regional or global pandemic or other public health crisis, including from a COVID-19 variant, influenza, Respiratory Syncytial Virus, other microorganism, infectious disease or other cause, it could have a significant negative impact on the Company’s business, financial condition, results of operations and cash flows.
Litigation, legislation, regulatory developments or non-compliance could adversely affect our business and results of operations.
We are subject to various federal, state and local laws, rules, regulations, inquiries and initiatives in connection with both our core business operations and our credit card and other ancillary operations (including the Credit Card Act of 2009 and the Home Owners’ Loan Act of 1933). Recent and future developments relating to such matters could increase our compliance costs and adversely affect the profitability of our credit card and other operations. Our effective tax rate is impacted by a number of factors, including changes in federal or state tax law, interpretation of existing laws and the ability to defend and support the tax positions taken on historical tax returns. Certain changes in any of these factors could materially impact the Company’s effective tax rate and net income. The Inflation Reduction Act was enacted on August 16, 2022 and includes a number of provisions that may impact the Company, including a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of our stock. We are assessing these impacts on our consolidated financial statements.
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

In addition, our business is subject to complex and rapidly evolving laws addressing data privacy and data protection and companies are under increased regulatory scrutiny with respect to these matters. The Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The interpretation and application of existing laws regarding data privacy and data protection are in flux and many states are considering new regulations in this area. The California Consumer Privacy Act (CCPA), California Privacy Rights Act (CPRA), Virginia Consumer Privacy Act, Colorado Privacy Act, Utah Consumer Privacy Act, Connecticut Data Privacy Act and other applicable U.S. privacy laws or new state or federal laws may limit our ability to collect and use data, require us to modify our data processing practices or result in the possibility of fines, litigation or orders which may have an adverse effect on our business and results of operations. The burdens imposed by these and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may also require us to incur substantial costs to reach compliance or change the manner in which we use data.
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
We have identified certain climate change-related risks that may impact our business over the short-, medium- and long-term. The nature of these risks depends on both the physical aspects of climate change as well as legal, regulatory, and market requirements, pressure to reduce our carbon footprint and our ability to understand and respond to rapidly evolving developments. Climate change and related measures could have adverse impacts on the Company’s business, financial condition and results of operations, including, but not limited to:
•Regulatory Risks. Unfavorable global, domestic or regional economic or political conditions and other developments and risks could negatively affect our business and results of operations. For example, energy or carbon policies (both existing and emerging) that apply to our energy suppliers have the ability to impact indirect costs to our operations through shifts in energy prices. Recent and future developments in regional cap-and-trade programs such as the Regional Greenhouse Gas Initiative (RGGI), which sets a declining limit on emissions from regulated power plants within the RGGI states, could increase our energy costs and affect the profitability of operations. The RGGI program spans 11 states and includes Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Vermont, and Virginia. In 2020, Macy’s, Inc. reported energy data for 217 locations across these states and could experience increases in the cost of energy in these regions as a result of the RGGI program. From 2021 to 2022, Macy’s, Inc. experienced a 2% electricity cost increase across its sites located in RGGI states. Current environmental and climate-related regulation, both at the state and federal levels, are monitored as part of our enterprise risk management process.
•Reputational Risk. Maintaining our Company’s reputation and brand image at a high level is critical to our operations and financial results. Reputational risk in relation to climate-related issues encompasses both supply chain issues and our position and progress toward cleaner energy production and consumption. We rely upon a diverse, global network of suppliers and vendors within our supply chain that may expose us to risks from a reputational and brand perspective. We utilize the Sustainable Apparel Coalition’s Higg Index, a suite of tools for the standardized measurement of value chain sustainability. Data is collected from multiple tiers in our Macy’s Private Brand apparel and home textile supply chains as part of our continued efforts to identify brand risk and advocate for sustainability improvements, including energy/greenhouse gas efficiency. Macy’s Private Brands supply chain is and will continue to be impacted by climate change related weather events that may cause supply disruptions. We also use the Higg Index to collect data about the likely resiliency of our supply chains and as an engagement tool to strengthen relationships and make continuous improvement.

We face increasing pressure to demonstrate our products are environmentally-friendly. Our efforts to mitigate that risk include using materials or processes that are third-party certified for environmentally-friendly attributes like OEKO-TEX® as well as trademarked fibers like TENCEL™ and REPREVE®. Macy’s and Bloomingdale’s have curated sitelets online to help strengthen Macy’s, Inc.’s position of being identified as a responsible retailer, committed to climate-related and broader environmental topics. These mitigation efforts may not be successful.
•Technology Risk. We monitor developments in technology associated with climate change to determine the potential risks involved with maintaining a business-as-usual scenario or to evaluate opportunities for technological advancements or innovation. While the adoption of new technology to combat climate change has the potential to be a business opportunity, the resources associated with implementing this technology introduce financial risk to our organization. For example, upfront costs associated with efficiency projects such as LED lighting retrofits could negatively affect our business results if projected returns on investments are not met. Before adopting new technology, we evaluate the immediate costs and balance them with how long it will take to recoup the investment as well as how likely it is for that return to be realized.
•Risk Related to Resource Use. There is increasing scrutiny on the use of resources, particularly energy sources and energy use. Pressure from regulators, consumers and other stakeholders to find alternatives and/or energy-efficient solutions to sharply reduce our use of natural resources is escalating. We continue to look for ways to address these issues and continue to explore developing best practices within the industry. Through memberships in industry groups such as the Sustainable Apparel Coalition, we are working to reduce the environmental and social impact of apparel and footwear products around the world. The use of recycled material textiles emits fewer greenhouse gas emissions and conserves water and energy as compared to making virgin fiber. Additionally, we have rolled out a framework to measure the social and environmental performance of over 500 facilities, benchmarking by facility type to allow comparison of performance against that of peers.
Macy’s, Inc.’s greatest opportunity for energy reduction continues to be through our lighting. Since 2010, across Macy's and Bloomingdale's store locations, total energy consumption has been reduced by more than 18.4% through LED lighting retrofits.
•Extreme Weather Events and Natural Disasters. The risk of extreme weather events is integrated into our climate change–related enterprise risk management assessment. Our business could be affected by extreme weather conditions, regional or global health pandemics or natural disasters. Extreme weather conditions, such as frequent or unusually heavy snowfall, ice storms, rainstorms or natural disasters such as wildfire over a prolonged period could make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Natural disasters such as hurricanes, tornadoes and earthquakes could damage or destroy our facilities, thereby negatively affecting our business and results of operations. Our business is also susceptible to unseasonable weather conditions, which could reduce demand for a portion of our inventory and reduce sales and profitability. In addition, extreme weather conditions could result in disruption or delay of production and delivery of materials and products in our supply chain or impact staffing in our stores.
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
As of January 28, 2023, the aggregate principal amount of our total outstanding indebtedness was $2,996 million. Our level of indebtedness could have important consequences for the holders of our debt and equity securities. For example, it could:
•make it more difficult for us to satisfy our debt obligations;
•increase our vulnerability to general adverse economic and external conditions;
•impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes;
•require us to dedicate a material portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;
•expose us to the risk of increased interest rates to the extent we make borrowings under our asset-based credit facility, which bears interest at a variable rate;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to adjust to changing market conditions.
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
As of January 28, 2023, the operations of the Company included 722 store locations in 43 states, the District of Columbia, Puerto Rico and Guam, comprising a total of approximately 111 million square feet. At these locations, store boxes consisted of 316 owned boxes, 361 leased boxes, 102 boxes operated under arrangements where the Company owned the building and leased the land and four boxes of partly owned and partly leased buildings. All owned properties are held free and clear of mortgages. Pursuant to various shopping center agreements, the Company is obligated to operate certain stores for periods of up to 15 years. Some of these agreements require that the stores be operated under a particular name. Most leases require the Company to pay real estate taxes, maintenance and other costs; some also require additional payments based on percentages of sales and some contain purchase options. Certain of the Company's real estate leases have terms that extend for a significant number of years and provide for rental rates that increase or decrease over time.
The Company's operations were conducted through the following branded store locations:

	2022
	Boxes	Locations
Macy's	566	507
Bloomingdale's	57	55
bluemercury	160	160
	783	722

Store count activity was as follows:

	2022
	Boxes	Locations
Store count at beginning of fiscal year	787	725
Stores opened	10	10
Stores closed, consolidated into or relocated from existing centers	(14)	(13)
Store count at end of fiscal year	783	722
Additional information about the Company's store boxes as of January 28, 2023 is as follows:

By Brand	Total	Owned	Leased	Subject to a Ground Lease	Partly Owned and Partly Leased
Macy's	566	302	164	96	4
Bloomingdale's	57	14	37	6	—
bluemercury	160	—	160	—	—
	783	316	361	102	4
Additional information about the Company's logistics network as of January 28, 2023 is as follows:

Location	Primary Function	Owned or Leased	Square Footage (thousands)
Bridgeton, MO	Stores	Leased	43
Cheshire, CT	Direct to customer	Owned	719
Chicago, IL	Stores	Owned	862
Columbus, OH	Stores	Leased	673
Dayton, OH	Stores	Leased	107
Denver, CO	Stores	Leased	20
Goodyear, AZ	Direct to customer	Owned	1,560
Hayward, CA	Stores	Owned	310
Houston, TX	Stores	Leased	872
Joppa, MD	Stores	Owned	850
Kapolei, HI	Stores	Leased	260
Los Angeles, CA	Stores	Owned	1,529
Martinsburg, WV	Direct to customer	Owned	2,200
Miami, FL	Stores	Leased	535
Portland, TN	Direct to customer	Owned	1,455
Raritan, NJ	Stores	Owned	980
Sacramento, CA	Direct to customer	Leased	385
Secaucus, NJ	Stores	Leased	675
South Windsor, CT	Stores	Owned	595
Stone Mountain, GA	Stores	Owned	920
Tukwila, WA	Stores	Leased	500
Tulsa, OK	Direct to customer	Owned	2,195
Union City, CA	Stores	Leased	165
Youngstown, OH	Stores	Owned	610

Item 3.    Legal Proceedings.
The Company and its subsidiaries are involved in various proceedings that are incidental to the normal course of their businesses. As of the date of this report, the Company does not expect that any of such proceedings will have a material adverse effect on the Company’s financial position or results of operations.
Retail Hazardous Waste Matter. As previously reported, the District Attorneys for ten counties in California and the City of Los Angeles are investigating alleged non-compliance with laws and regulations enacted or adopted regulating the storage, transportation and disposal of hazardous waste in California at Macy’s stores and distribution centers. The Company is cooperating with the offices and agencies involved, which are focused on disposal and return of cosmetic products, and is committed to adopting policies and procedures as may be appropriate depending on the outcome of the investigation into this matter. No administrative or judicial proceedings have been initiated. In October 2020, the District Attorneys made an initial settlement demand to the Company that included a monetary penalty, reimbursement of investigation costs and injunctive relief. The Company expects to pay $1,925,000 to resolve this matter and is in the process of finalizing settlement documentation. The reserve, included within accounts payable and accrued liabilities on the Consolidated Balance Sheet as of January 28, 2023, reflects the expected loss.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company's common stock is listed on the New York Stock Exchange under the trading symbol “M.” As of January 28, 2023, the Company had approximately 12,571 stockholders of record.
The declaration and payment of future dividends will be at the discretion of the Company’s Board of Directors, are subject to restrictions under the Company’s debt instruments and may be affected by various other factors, including the Company’s earnings, financial condition and legal or contractual restrictions.
On February 22, 2022, the Company announced that its Board of Directors authorized a $2.0 billion share repurchase program, which does not have an expiration date. The Company may continue, discontinue or resume purchases of common stock under this or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice. As of January 28, 2023, $1.4 billion remained available for repurchase under this authorization.
The following graph compares the cumulative total stockholder return on the Company's common stock with the Standard & Poor's 500 Composite Index and the Company's peer groups for the period from February 3, 2018 through January 28, 2023, assuming an initial investment of $100 and the reinvestment of all dividends, if any.

Total Stockholder Return Performance
$250
$200
$150
$100
$50
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
1/28/2023
M
Peer group 2021
Peer group 2022
S&P 500
S&P 500 Retail Select Index

The peer group comprised of companies within the S&P Retail Select Index is used by the Compensation and Management Development Committee of the Board of Directors for evaluating compensation related to the Company’s performance-based restricted stock units. The Compensation and Management Development Committee of the Board of Directors also uses peer group comparisons and benchmarking and to assess and evaluate compensation for the Company’s executive officers. The companies included in Peer Group 2021 are Bed, Bath & Beyond, Best Buy, Burlington Stores, Dicks Sporting Goods, Dillard’s, Dollar Tree, Foot Locker, Gap, Kohl’s, Lowes Companies, Nordstrom, Ross Stores, Target, TJX Companies, and Williams-Sonoma. Peer Group 2022 includes all the companies in Peer Group 2021 with the addition of Ulta Beauty, which was added in 2022 following review of the peer group by the Compensation and Management Development Committee of the Board of Directors.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the results of operations and financial condition of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements (Part II, Item 8 of this Form 10-K). This section generally discusses the results of operations for 2022 compared to 2021 and 2020. The discussion that follows includes a comparison of our results of operations and liquidity and capital resources for the fiscal years ended January 28, 2023 to January 29, 2022 and January 30, 2021. For a full discussion of changes from the fiscal year ended January 29, 2022 to the fiscal year ended January 30, 2021, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (filed March 25, 2022). This section also contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in "Risk Factors" and "Forward-Looking Statements."
Fiscal 2022 Overview
The Company successfully navigated 2022 from a position of financial and operational strength. Despite an increasingly volatile macroeconomic climate, through the ongoing execution of the Company's Polaris strategy detailed further below, it remained agile, pivoted to meet customer demand and elevated its approach to inventory management. The Company built a solid foundation for long-term, profitable sales growth through investments in its supply chain, data and analytics, pricing science, digital and technology which have enabled its operations and colleagues to become more efficient and flexible. In evaluating 2022 performance, the Company considered its results against 2021. Certain financial highlights are as follows:
•Comparable sales increased 0.3% on an owned basis and 0.6% on an owned-plus-licensed basis.
•Net credit card revenue increased $31 million to $863 million.
•The gross margin rate was 37.4%, a decrease from 38.9%.
•Selling, general & administrative (SG&A) expenses increased $270 million to $8,317 million, or 34.0% of net sales, an increase of 110 basis points.
•Net income was $1,177 million, a decrease from net income of $1,430 million. Net income adjusted for impairment, restructuring and other costs, settlement charges, and losses on early retirement of debt declined from adjusted net income of $1,668 million to adjusted net income of $1,259 million.
•Earnings before interest, taxes, depreciation and amortization excluding restructuring, impairment, store closings and other costs and settlement charges (Adjusted EBITDA) were $2,648 million, a decline from $3,320 million.
•Diluted earnings per share were $4.19, compared to diluted earnings per share of $4.55. On an adjusted basis, diluted earnings per share were $4.48, compared to adjusted diluted earnings per share of $5.31.
•Merchandise inventories were down 3% and inventory turnover decreased 4%.
See pages 30 to 32 for reconciliations of the non-GAAP financial measures presented above to the most comparable U.S. generally accepted accounting principles (GAAP) financial measures and other important information.
Company Strategy
During 2022, the Company continued to execute its Polaris strategy and these actions impacted its operating results for the year, notably:
•Win With Fashion and Style: By offering a wide assortment of categories, products and brands from off-price to luxury, the Company continued to reach a broad and diverse range of customers during 2022. The Company is committed to providing quality fashion newness through reimagining its private brand portfolio, which is in its early stages and is expected to begin to take shape in fiscal 2023, building best-in-class experiences though partnerships with brands such as, but not limited to, Pandora and Sunglass Hut and growing relevancy for the next generation of customers through its omni-channel brand platform Own Your Style. Modernizing the supply chain allowed the Company to maintain freshness in every category and brand during 2022, including those that were down-trending.

•Deliver Clear Value: The Company has leveraged data analytics and pricing tools to efficiently plan, place and price inventory, including location level pricing, competitive pricing and point-of -sale pricing work. With these actions, the Company is strategically taking markdowns and reducing broad-based promotions to improve the productivity of sell-throughs. These collective activities have contributed to nine consecutive quarters of higher average unit retail.
•Excel in Digital Shopping: While the Company experienced deceleration in the growth of its digital channel during 2022 as consumers shifted back to in-store shopping, the Company continued to make digital investments to serve customers' lifestyle needs through several initiatives. These included continued enhancements in personalized offers and communication with customers; enhancements to its mobile app to allow customers to shop their personal style, price check in-store, manage their Star Rewards and track orders; and, further develop its live shopping in-app experience. Macy's digital Marketplace launched in late September 2022, which features a collection of new brands, products and categories from third-party sellers, representing a pathway to introduce customers to new merchandise options while limiting inventory risk. Bloomingdale's is expected to launch a similar digital marketplace in the second half of 2023. Also, Macy's Media Network (MMN), an in-house media platform that enables business-to-business monetization of advertising partnerships, generated approximately $144 million of net income in 2022, an increase of 34% from 2021.
•Enhance Store Experience: The Company continues to invest in physical stores to support its omni-channel ecosystem and build new capabilities to help make the shopping experience convenient and compelling. The Company made strides in repositioning its store fleet through strategic expansion of off-mall, smaller format stores which now includes eight Market by Macy's and two Bloomies locations. The Company is currently evaluating the right number and mix of on and off-mall locations. Since February 2020, the Company has closed its most significant underperforming stores, exited failing centers and improved the existing store experience, while delaying closures of others that are cash flow positive. Finally, the Company introduced permanent Toys “R” Us shops within all Macy’s locations which resulted in toy sales for the year more than doubling from 2021.
•Modernize Supply Chain: The Company has continued to update its supply chain infrastructure and network, while leveraging improved data and analytics capabilities in fulfillment strategies to meet customers' desire for speed and convenience and improving inventory placement and productivity. Through its actions, the Company is building a faster, more efficient and flexible network through market-based mini-fulfillment centers in select stores and testing robotics and automation in select fulfillment centers. Finally, the Company plans to open a new distribution center in Texas in mid-2023 and a new fulfillment center in North Carolina in 2025.
•Enable Transformation: The Company is focused on investing in the right talent, technology infrastructure and data analytics to increase agility in reacting to customers and the market regardless of the channel in which customers interact. As part of the Company's ongoing commitment to attract and retain talent, it made significant investments in its colleagues’ benefit programs in 2022, including launching the Guild Education partnership that provides free education benefits, raising the company-wide minimum rate to $15 per hour and increasing compensation and benefits for colleagues across Macy’s Inc.
In addition to the pillars of the Polaris strategy above, the Company is committed to providing value to people, communities and the planet through the evolution of its Mission Every One social purpose platform. In early November, the Company launched S.P.U.R. Pathways: Shared Purpose, Unlimited Reach, with its partner Momentus Capital. S.P.U.R. Pathways is a multi-year, multi-faceted program that ultimately is expected to provide up to $200 million of funding. The Company is committed to contribute approximately $30 million over five years to empower new brands across the Company’s network of stores and broaden the Company’s range of suppliers. The funding is designed to advance entrepreneurial growth, close wealth gaps and address systemic barriers faced by diverse-owned and underrepresented businesses serving the retail industry.
Looking forward, in addition to the existing strategies and initiatives discussed above, the Company will focus on the following five primary growth vectors that represent strategic investments designed to target future long-term profitable sales growth:
•Macy's private brands reimagination - designed to drive customer loyalty, be a differentiator for the business, complement national brands matrix and benefit gross margin.

•Market by Macy's and Bloomies off-mall store expansion - integral role in supporting the omnichannel ecosystem, which we expect to unlock the full potential by testing and learning in 2023 and potentially incrementally accelerating openings in 2024 if stores continue to outperform.
•Digital marketplace - on a multi-year journey with marketplace, keeping a pulse on market dynamics and shifts to deliver the best experience for customers and sellers.
•Luxury brands - attracting and retaining luxury customer through differentiated products, services and experiences at Bloomingdale's, Bluemercury and beauty at Macy's.
•Personalized offers and communication - opportunity to build loyalty, grow customer lifetime value and product margins, creating tailored and intimate customer experience.
The Company will monitor its operating results against pillars of the Polaris strategy and the growth vectors as it progresses through 2023.
Analysis of Results of Operations

	2022		2021		2020
	Amount	% to Sales	Amount	% to Sales	Amount	% to Sales
	(dollars in millions, except per share figures)
Net sales	$24,442		$24,460		$17,346
Increase (decrease) in comparable sales	0.3%		43.0%		(27.9)%
Credit card revenues, net	863	3.5%	832	3.4%	751	4.3%
Cost of sales	(15,306)	(62.6)%	(14,956)	(61.1)%	(12,286)	(70.8)%
Selling, general and administrative expenses	(8,317)	(34.0)%	(8,047)	(32.9)%	(6,767)	(39.0)%
Gains on sale of real estate	89	0.4%	91	0.4%	60	0.2%
Impairment, restructuring and other costs	(41)	(0.2)%	(30)	(0.1)%	(3,579)	(20.6)%
Operating income (loss)	$1,730	7.1%	$2,350	9.6%	$(4,475)	(25.8)%

Diluted earnings (loss) per share	$4.19		$4.55		$(12.68)

Supplemental Financial Measure
Gross margin	$9,136	37.4%	$9,504	38.9%	$5,060	29.2%
Digital sales as a percent of net sales	33%		35%		44%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned plus licensed basis	0.6%		42.9%		(27.9)%
Adjusted diluted earnings (loss) per share	$4.48		$5.31		$(2.21)
EBITDA	$2,568		$3,194		$(3,546)
Adjusted EBITDA	$2,648		$3,320		$117
See pages 32 to 34 for reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

Comparison of 2022 and 2021

	2022	2021
Net sales	$24,442	$24,460
Increase in comparable sales	0.3%	43.0%
Increase in comparable sales on an owned plus licensed basis	0.6%	42.9%
Digital sales as a percent of net sales	33%	35%
Net sales for 2022 were relatively flat to the same period in the prior year as the Company navigated a volatile macroeconomic environment and inflation; however, comparable store sales increased from 2021 on both an owned and owned plus licensed basis. During 2022, consumer shopping behavior shifted toward gifting and occasion-based categories, with strength in beauty, men's tailored apparel, dresses, shoes and luggage. Pandemic-driven categories such as active, casual and soft home, underperformed the prior year. Digital sales as a percent of net sales decreased compared to the prior year largely due to a shift back to in-store shopping.

	2022	2021
Credit card revenues, net	$863	$832
Credit card revenues, net as a percent of net sales	3.5%	3.4%
Proprietary credit card sales penetration	42.9%	41.6%
The increase in net credit card revenues was driven by better than expected bad debt levels, higher credit balances within the portfolio and higher spending on the co-brand credit card.

	2022	2021
Cost of sales	$(15,306)	$(14,956)
As a percent to net sales	62.6%	61.1%
Gross margin	$9,136	$9,504
As a percent to net sales	37.4%	38.9%
The decrease in the gross margin rate was primarily due to lower merchandise margin (approximately 170 bps), which was driven by higher markdowns and promotions, particularly in pandemic related categories as a result of the shift in consumer demand as well as heightened competitive retail landscape due to elevated industry-wide inventory levels. This was partially offset by a reduction in delivery expense (approximately 20 basis points), which coincides with the reduction in the digital sales penetration rate. Inventory turnover decreased 4% over 2021 and inventory was down 3% compared to 2021, mainly due to disciplined inventory management, strategic use of data analytics, the alignment of the merchandising team and the successful integrations and modernization of the supply chain.

	2022	2021
SG&A expenses	$(8,317)	$(8,047)
As a percent to net sales	34.0%	32.9%
SG&A expenses increased in 2022 both in dollars and as a percent to net sales. The increase in SG&A expense and as a percent to net sales corresponds with the Company filling a significant number of positions that were open in the prior year as well as adjustments to colleague compensation and benefits to remain competitive and attract the best talent, including increasing the Company's minimum wage to $15/hour starting May 1, 2022.

	2022	2021
Gains on sale of real estate	$89	$91
2022 asset sale gains mainly consist of gains from the sale of 6 properties, versus approximately 18 properties sold at a gain in 2021.

	2022	2021
Impairment, restructuring and other costs	$(41)	$(30)
Impairment, restructuring and other costs in 2022 and 2021 primarily related to the write-off of capitalized software assets.

	2022	2021
Benefit plan income, net	$20	$66
The Company records non-cash net benefit plan income relating to the Company's defined benefit plans. This income includes the net amount of interest cost, expected return on plan assets and amortization of prior service costs or credits and actuarial gains and losses. The decrease in benefit plan income from 2021 to 2022 was mainly driven by a decrease in the plan asset returns and higher discount rates as a result of market conditions.

	2022	2021
Settlement charges	$(39)	$(96)
The settlement charges in 2022 were primarily related to the pro-rata recognition of net actuarial losses associated with the Company's defined benefit retirement plans as the result of lump sum distributions associated with retiree distribution elections. The charges in 2021 were higher than 2022 as they primarily related to the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company.

	2022	2021
Net interest expense	$(162)	$(255)
The decrease in net interest expense, excluding losses on early retirement of debt, was primarily driven by interest savings associated with the redemption of the Company's $1.3 billion aggregate principal amount of its senior secured notes due 2025 in August 2021, as well as the financing activities completed in the first quarter of 2022.

	2022	2021
Losses on early retirement of debt	$(31)	$(199)
In 2022, losses on early retirement of debt were recognized due to the early payment of $1.1 billion aggregate principal amount of senior notes and debentures in the first quarter of 2022. In 2021, losses on early retirement of debt were recognized primarily due to redemption of the entire outstanding $1.3 billion amount of the Company's senior secured notes due 2025 in the third quarter of 2021, as well as the repurchase of $500 million aggregate principal amount of notes in a tender offer in the first quarter of 2021.

	2022	2021
Effective tax rate	22.5%	23.4%
Federal income statutory rate	21%	21%
In 2022, income tax expense of $341 million, or 22.5% of pretax income reflects a different effective tax rate as compared to the company’s federal income tax statutory rate of 21% driven primarily by the impact of state and local taxes, offset by the benefit of state tax settlements. In 2021, income tax expense of $436 million, or 23.4% of pretax income, reflects a different effective tax rate as compared to the company's federal income tax statutory rate of 21% primarily by the impact of state and local taxes.
Guidance
On March 2, 2023, the Company disclosed in its release of preliminary earnings its performance expectations for 2023, presented on a 53-week basis unless otherwise noted. The 2023 outlook was as follows:
•Net sales between $23.7 billion to $24.2 billion,

•Comparable owned-plus-licensed sales, on a 52-week basis, are expected to be down approximately 2% to 4% from 2022,
•Digital sales approximately 32% to 34% of net sales,
•Credit card revenue, net approximately 3.1% of net sales,
•Gross margin rate between approximately 38.7% and 39.2%,
•SG&A expenses as a percentage of net sales approximately 36.3%,
•Gains on sale of real estate between $60 million and $75 million,
•Benefit plan income of approximately $12 million,
•Depreciation and amortization expense of approximately $910 million,
•Adjusted EBITDA between approximately 10.3% and 10.8% of net sales,
•Net interest expense of approximately $165 million,
•An adjusted tax rate of approximately 24.5%,
•Diluted shares outstanding of approximately 282 million,
•Adjusted diluted EPS between $3.67 and $4.11, and
•Capital expenditures of approximately $1 billion.
The Company does not provide reconciliations of the forward-looking non-GAAP measures of comparable owned plus licensed sales change, adjusted EBITDA, adjusted tax rate and adjusted diluted earnings per share to the most directly comparable forward-looking GAAP measures because the timing and amount of excluded items are unreasonably difficult to fully and accurately estimate. See Important Information Regarding Non-GAAP Financial Measures.
Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the asset-based credit facility described below. Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, lease obligations, merchandise purchase obligations, retirement plan benefits, and self-insurance reserves. See Notes 4, 6 and 9 to the consolidated financial statements included in Item 8 of this Report for amounts outstanding on January 28, 2023, related to leases, debt, and retirement plans, respectively. Merchandise purchase obligations represent future merchandise payables for inventory purchased from various suppliers through contractual arrangements and are expected to be funded through cash from operations.
We believe that our available cash, together with expected future cash generated from operations, the amount available under our credit facility, and credit available in the market will be sufficient to satisfy our anticipated needs for working capital, capital expenditures, and cash dividends for at least the next 12 months and the foreseeable future thereafter.
Capital Allocation
The Company's capital allocation goals include maintaining a healthy balance sheet and investment-grade credit metrics to be best-positioned for access to bank and capital market funding under all economic scenarios, followed by investing in the business through initiatives to drive long-term profitable growth and returning capital to shareholders through modest yet predictable dividends and share repurchases, absent more attractive investment alternatives.
The Company ended the year with a cash and cash equivalents balance of $862 million, a decrease from $1,712 million in 2021. Also, the Company is party to the Asset Based Lending (ABL) Credit Facility with certain financial institutions providing for a $3,000 million Revolving ABL Facility. As of January 28, 2023, borrowing capacity of the ABL Credit Facility was $2,935 million, which considers a $65 million reduction due to standby letters of credit outstanding and borrowing availability was $2,531 million, which considers a further $404 million reduction due to inventory levels and its impact on the ABL borrowing base.

	2022	2021	2020
Net cash provided by operating activities	$1,615	$2,712	$649
Net cash used by investing activities	(1,169)	(370)	(325)
Net cash provided (used) by financing activities	(1,296)	(2,381)	699
Operating Activities
Net cash provided by operating activities was $1,615 million in 2022 compared to $2,712 million in 2021. The decrease from 2021 to 2022 was mainly driven by lower adjusted EBITDA and a $582 million income tax refund as a result of the CARES Act received in 2021.
The Company's future material contractual obligations and commitments as it relates to operating activities as of January 28, 2023 are approximately $6.8 billion of operating lease obligations primarily due after 2027 and $2.6 billion of other obligations, primarily consisting of merchandise purchase obligations due in less than one year. Note 4 and Note 14 to the Financial Statements provide additional information on operating leases and other obligations, respectively.
Investing Activities
The Company's 2022 capital expenditures were $1,295 million, mainly driven by enhanced omni-channel capabilities, digital and technology, data and analytics, and supply chain modernization. The Company also opened ten new stores in 2022 across nameplates and formats, and continued to invest in its current stores.
The Company expects capital expenditures to be approximately $1.0 billion during 2023. The Company's spend will be primarily focused on initiatives that will accelerate our profitable growth, including digital and technology investments, data and analytics, supply chain modernization and omni-channel capabilities, including our growth vectors. These expenditures are expected to be financed with cash from operations and existing cash and cash equivalents. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of capital expenditure needs or based on the current economic environment.
Financing Activities
Dividends
The Company paid dividends totaling $173 million in 2022 and $90 million in 2021. The Board of Directors declared regular quarterly dividends of 15.75 cents per share on the Company’s common stock, paid on April 1, 2022, July 1, 2022, October 3, 2022 and January 3, 2023, to Macy’s, Inc. shareholders of record at the close of business on March 15, 2022, June 15, 2022, September 15, 2022 and December 15, 2022, respectively.
On February 24, 2023, the Company's Board of Directors declared a regular quarterly dividend of 16.54 cents per share on its common stock, payable April 3, 2023, to shareholders of record at the close of business on March 15, 2023. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
The Company completed its 2021 $500 million share repurchase program by January 29, 2022. During 2021, the Company repurchased 20.5 million shares of its common stock, which represents more than 6.5% of shares outstanding, at an average cost of $24.40 per share.
On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. During 2022, the Company repurchased approximately 24.0 million shares of its common stock at an average cost of $24.98 per share for $600 million. As of January 28, 2023, $1.4 billion remains available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company.
Debt Transactions
The Company completed the following debt transactions in 2022:
•On March 3, 2022, the Company entered into a third amendment to the ABL Credit Facility which provides for a new Revolving Credit Facility of $3.0 billion.

•On March 8, 2022, the Company completed a tender offer in which $8 million of certain senior secured notes were tendered for early settlement and the collateral that secured the remaining $352 million of the Company’s senior secured notes was automatically released.
•On March 10, 2022, the Company issued $425 million of senior notes due 2030 and $425 million of senior notes due 2032 in a private offering. Proceeds from the issuance, together with cash on hand, were used to redeem $1.1 billion of certain of its outstanding senior notes and pay fees and expenses in connection with the offering.
•The Company borrowed and repaid $1,959 million under the ABL Credit Facility in 2022. The Company had no outstanding borrowings under the ABL Credit Facility as of January 28, 2023.
At January 28, 2023, no notes or debentures contained provisions requiring acceleration of payment upon a debt rating downgrade. However, the terms of approximately $2,409 million in aggregate principal amount of the Company's senior notes outstanding at that date require the Company to offer to purchase such notes at a price equal to 101% of their principal amount plus accrued and unpaid interest if there is both a change of control (as defined in the applicable indenture) of the Company and the notes are rated by specified rating agencies at a level below investment grade.
The Company's future contractual obligations and commitments as it relates to financing activities as of January 28, 2023 are $3.0 billion of long-term debt obligations and $1.8 billion of related interest, $65 million of standby letters of credit and $24 million of finance lease obligations. Note 6 and Note 4 to the Financial Statements provide additional information on debt and finance leases, respectively.
As of January 28, 2023, the Company's credit rating and outlook were as described in the table below, reflecting the substantially improved credit profile of the Company.

	Moody's	Standard & Poor's	Fitch
Long-term debt	Ba1	BB+	BBB-
Outlook	Stable	Stable	Stable
Guarantor Summarized Financial Information
The Company has senior unsecured notes and senior unsecured debentures (collectively the Unsecured Notes) outstanding with an aggregate principal amount of $3,007 million outstanding as of January 28, 2023, with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC (MRH, or Subsidiary Issuer), a 100%-owned subsidiary of Macy's, Inc. (Parent together with the Subsidiary Issuer are the Obligor Group), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior unsecured obligations, senior to any of the Company’s future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company’s subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company’s secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer’s and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $9,146 million as of January 28, 2023 have been excluded from the Summarized Balance Sheets. Equity in the earnings of non-Guarantor subsidiaries of $2,169 million have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

Summarized Balance Sheet

January 28, 2023
(in millions)
ASSETS
Current Assets	$1,154
Noncurrent Assets	8,261

LIABILITIES
Current Liabilities	$1,958
Noncurrent Liabilities (a)	12,517
a)Includes net amounts due to non-Guarantor subsidiaries of $6,784 million
Summarized Statement of Operations

2022
(in millions)
Net Sales	$1,012
Consignment commission income (a)	3,807
Cost of sales	(488)
Operating loss	(894)
Loss before income taxes (b)	(135)
Net loss	16
a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary
b)Includes $1,008 million of dividend income from non-Guarantor subsidiaries
Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned plus licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure that the company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude period-to-period from net income (loss), diluted earnings (loss) per share attributable to Macy's, Inc. shareholders and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
The Company does not provide reconciliations of the forward-looking non-GAAP measures of comparable owned plus licensed sales change, adjusted EBITDA, adjusted tax rate and adjusted diluted earnings per share to the most directly comparable forward-looking GAAP measures because the timing and amount of excluded items are unreasonably difficult to fully and accurately estimate. For the same reasons, the Company is unable to address the probable significance of the unavailable information, which could be material to future results.

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

Macy's, Inc.	52 Weeks Ended January 28, 2023 vs. 52 Weeks Ended January 29, 2022	52 Weeks Ended January 29, 2022 vs. 52 Weeks Ended January 30, 2021	52 Weeks Ended January 30, 2021 vs. 52 Weeks Ended February 1, 2020
Increase (decrease) in comparable sales on an owned basis (Note 1)	0.3%	43.0%	(27.9)%
Impact of growth in comparable sales of departments licensed to third parties (Note 2)	0.3%	(0.1)%	—%
Increase (decrease) in comparable sales on an owned plus licensed basis	0.6%	42.9%	(27.9)%
(1)Represents the period-to-period percentage change in net sales from stores in operation throughout the year presented and the immediately preceding year and all online sales, excluding commissions from departments licensed to third parties. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or a material portion of the store, is closed for a significant period of time. No stores have been excluded as a result of the COVID-19 pandemic. Definitions and calculations of comparable sales differ among companies in the retail industry.
(2)Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales in the calculation of comparable sales. The Company licenses third parties to operate certain departments in its stores and online and receives commissions from these third parties based on a percentage of their net sales. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The amounts of commissions earned on sales of departments licensed to third parties are not material to its net sales for the periods presented.

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income (loss) to GAAP net income (loss) and adjusted diluted earnings (loss) per share to GAAP diluted earnings (loss) per share, which the Company believes to be the most directly comparable GAAP measures.

	2022		2021		2020
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income (Loss)	Diluted Earnings (Loss) Per Share
	(millions, except per share data)
As reported	$1,177	$4.19	$1,430	$4.55	$(3,944)	$(12.68)
Impairment, restructuring and other costs	41	0.15	30	0.10	3,579	11.50
Settlement charges	39	0.14	96	0.31	84	0.27
Losses on early retirement of debt	31	0.11	199	0.63	—	—
Financing costs	—	—	—	—	5	0.02
Income tax impact of certain items identified above	(29)	(0.11)	(87)	(0.28)	(412)	(1.32)
As adjusted	$1,259	$4.48	$1,668	$5.31	$(688)	$(2.21)
EBITDA and Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measure EBITDA and Adjusted EBITDA to GAAP net income, which the Company believes to be the most comparable GAAP measure.

	2022	2021	2020
	(millions)
Net income (loss)	$1,177	$1,430	$(3,944)
Interest expense - net	162	255	280
Losses on early retirement of debt	31	199	—
Financing costs	—	—	5
Federal, state and local income tax expense (benefit)	341	436	(846)
Depreciation and amortization	857	874	959
EBITDA	$2,568	$3,194	$(3,546)
Impairment, restructuring and other costs	41	30	3,579
Settlement charges	39	96	84
Adjusted EBITDA	$2,648	$3,320	$117
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

Merchandise Inventories
Merchandise inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics and its cost value is derived from the current retail selling value. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and bluemercury are the only reporting units with goodwill as of January 28, 2023, and 98% of the Company's goodwill is allocated to the Macy's reporting unit.
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

Estimating the fair values of reporting units and indefinite lived intangible assets involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including projected sales, gross margin and SG&A expense rates, capital expenditures, cash flows and the selection and use of an appropriate discount rate and market values and multiples of earnings and revenues of similar public companies. Projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company's annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit or indefinite lived intangible asset.
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
For the Company's annual impairment assessment as of the end of fiscal May 2022 and 2021, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and intangible assets with indefinite lives were not impaired.
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
Pension and Supplementary Retirement Plans
The Company has a funded defined benefit pension plan (the Pension Plan) and an unfunded defined benefit supplementary retirement plan (the SERP). The Company accounts for these plans in accordance with ASC Topic 715, Compensation - Retirement Benefits. Under ASC Topic 715, an employer recognizes the funded status of a defined benefit postretirement plan as an asset or liability on the balance sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income (loss). Additionally, pension expense is generally recognized on an accrual basis over the average remaining lifetime of participants. The pension expense calculation is generally independent of funding decisions or requirements.

The Pension Protection Act of 2006 provides the funding requirements for the Pension Plan which are different from the employer's accounting for the plan as outlined in ASC Topic 715. No funding contributions were required, and the Company made no funding contributions to the Pension Plan in 2022 and 2021. As of the date of this report, the Company does not anticipate making funding contributions to the Pension Plan in 2023.
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
The Company's assumed annual long-term rate of return for the Pension Plan's assets was 4.60% for 2022, 5.75% for 2021 and 6.25% for 2020 based on expected future returns on the portfolio of assets. As of January 28, 2023, the Company increased the assumed annual long-term rate of return for the Pension Plan's assets from 4.60% to 5.30% based on expected future returns on the portfolio of assets. The Company develops its expected long-term rate of return assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Pension expense increases or decreases as the expected rate of return on the assets of the Pension Plan decreases or increases, respectively. Lowering or raising the expected long-term rate of return assumption on the Pension Plan's assets by 0.25% would increase or decrease the estimated 2023 pension expense by approximately $6 million.
The Company discounted its future pension obligations using a weighted-average rate of 4.73% at January 28, 2023 and 3.06% at January 29, 2022 for the Pension Plan and 4.74% at January 28, 2023 and 3.10% at January 29, 2022 for the SERP. The discount rate used to determine the present value of the Company's Pension Plan and SERP obligations is based on a yield curve constructed from a portfolio of high quality corporate debt securities with various maturities. Each year's expected future benefit payments are discounted to their present value at the appropriate yield curve rate, thereby generating the overall discount rate for Pension Plan and SERP obligations. As the discount rate is reduced or increased, the pension liability would increase or decrease, respectively, and future pension expense would decrease or increase, respectively. Lowering the discount rates by 0.25% would increase the projected benefit obligations at January 28, 2023 by approximately $49 million and would decrease estimated 2023 pension expense by approximately $2 million. Increasing the discount rates by 0.25% would decrease the projected benefit obligations at January 28, 2023 by approximately $46 million and would increase estimated 2023 pension expense by approximately $2 million.
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
The Company is exposed to interest rate risk through its borrowing activities, which are described in Note 6, Financing, to the Consolidated Financial Statements. All of the Company's borrowings are under fixed rate instruments. However, the Company, from time to time, may use interest rate swap and interest rate cap agreements to help manage its exposure to interest rate movements and reduce borrowing costs. At January 28, 2023, the Company was not a party to any derivative financial instruments and based on the Company's lack of market risk sensitive instruments outstanding at January 28, 2023, the Company has determined that there was no material market risk exposure to the Company’s consolidated financial position, results of operations or cash flows as of such date.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Macy's, Inc. and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended January 28, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Merchandise inventories
As discussed in Note 1, merchandise inventories are valued at the lower of cost or market using the last-in, first-out retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics. Inventory retail values are converted to cost basis by applying specific average cost factors for each merchandise department. The calculation includes a number of inputs including the retail value of inventory and adjustments to inventory costs such as mark down allowances, shrinkage and permanent markdowns. The Company’s merchandise inventories were $4,267 million as of January 28, 2023.
We identified the sufficiency of audit evidence over the information technology (IT) elements of merchandise inventories as a critical audit matter. Complex auditor judgment was required to evaluate the sufficiency of audit evidence obtained due to the highly automated nature of the process to record merchandise inventories that involves interfacing significant volumes of data across multiple IT systems. IT professionals with specialized skills and knowledge were required to assess the Company’s IT systems used in the merchandise inventories process.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the merchandise inventories process. This included IT dependent controls, application controls, general IT controls, and interface controls over the data transfers between systems. We involved IT professionals with specialized skills and knowledge, who assisted in the identification and testing of certain IT systems used by the Company for calculating merchandise inventories and reconciling information produced by various systems to the Company’s general ledger. On a sample basis, we tested certain inputs used in the calculation of merchandise inventories, including comparing to vendor invoices, cash receipts, and vendor confirmations, and observed inventory, including comparing prices to the inventory records. We assessed the sufficiency of audit evidence obtained related to merchandise inventories by evaluating the cumulative results of the audit procedures.
/s/ KPMG LLP
We have served as the Company’s auditor since 1988.
Cincinnati, Ohio
March 24, 2023

MACY’S, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (millions, except per share data)

	2022	2021	2020
Net sales	$24,442	$24,460	$17,346
Credit card revenues, net	863	832	751
Cost of sales	(15,306)	(14,956)	(12,286)
Selling, general and administrative expenses	(8,317)	(8,047)	(6,767)
Gains on sale of real estate	89	91	60
Restructuring, impairment, store closing and other costs	(41)	(30)	(3,579)
Operating income (loss)	1,730	2,350	(4,475)
Benefit plan income, net	20	66	54
Settlement charges	(39)	(96)	(84)
Interest expense	(175)	(256)	(284)
Financing costs	—	—	(5)
Losses on early retirement of debt	(31)	(199)	—
Interest income	13	1	4
Income (loss) before income taxes	1,518	1,866	(4,790)
Federal, state and local income tax benefit (expense)	(341)	(436)	846
Net income (loss)	$1,177	$1,430	$(3,944)
Basic earnings (loss) per share	$4.28	$4.66	$(12.68)
Diluted earnings (loss) per share	$4.19	$4.55	$(12.68)
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (millions)

	2022	2021	2020
Net income (loss)	$1,177	$1,430	$(3,944)
Other comprehensive income (loss), net of taxes:
Net actuarial gain (loss) and prior service credit on post employment and postretirement benefit plans, net of tax effect of $(12) million, $23 million and $37 million	(38)	69	107
Reclassifications to net income (loss):
Net actuarial loss and prior service cost on post employment and postretirement benefit plans, net of tax effect of $4 million, $9 million and $12 million	13	25	35
Settlement charges, net of tax effect of $10 million, $24 million and $22 million	29	72	62
Total other comprehensive income	4	166	204
Comprehensive income (loss)	$1,181	$1,596	$(3,740)
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC. CONSOLIDATED BALANCE SHEETS (millions)

	January 28, 2023	January 29, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$862	$1,712
Receivables	300	297
Merchandise inventories	4,267	4,383
Prepaid expenses and other current assets	424	366
Total Current Assets	5,853	6,758
Property and Equipment – net	5,913	5,665
Right of Use Assets	2,683	2,808
Goodwill	828	828
Other Intangible Assets – net	432	435
Other Assets	1,157	1,096
Total Assets	$16,866	$17,590
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Merchandise accounts payable	$2,053	$2,222
Accounts payable and accrued liabilities	2,750	3,086
Income taxes	58	108
Total Current Liabilities	4,861	5,416
Long-Term Debt	2,996	3,295
Long-Term Lease Liabilities	2,963	3,098
Deferred Income Taxes	947	983
Other Liabilities	1,017	1,177
Shareholders’ Equity:
Common stock (271.3 and 292.4 shares outstanding)	3	3
Additional paid-in capital	467	517
Accumulated equity	6,268	5,268
Treasury stock	(2,038)	(1,545)
Accumulated other comprehensive loss	(618)	(622)
Total Shareholders' Equity	4,082	3,621
Total Liabilities and Shareholders’ Equity	$16,866	$17,590
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at February 1, 2020	$3	$621	$7,989	$(1,241)	$(995)	$6,377
Net loss			(3,944)			(3,944)
Other comprehensive income					204	204
Common stock dividends ($0.3775 per share)			(117)			(117)
Stock-based compensation expense		31				31
Stock issued under stock plans		(81)		80		(1)
Other					3	3
Balance at January 30, 2021	3	571	3,928	(1,161)	(788)	2,553
Net income			1,430			1,430
Other comprehensive income					166	166
Common stock dividends ($0.30 per share)			(90)			(90)
Stock repurchases				(500)		(500)
Stock-based compensation expense		55				55
Stock issued under stock plans		(109)		116		7
Balance at January 29, 2022	3	517	5,268	(1,545)	(622)	3,621
Net income			1,177			1,177
Other comprehensive income					4	4
Common stock dividends ($0.63 per share)		4	(177)			(173)
Stock repurchases				(601)		(601)
Stock-based compensation expense		54				54
Stock issued under stock plans		(108)		108		—
Balance at January 28, 2023	$3	$467	$6,268	$(2,038)	$(618)	$4,082
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (millions)

	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,177	$1,430	$(3,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment, restructuring and other costs	41	30	3,579
Settlement charges	39	96	84
Depreciation and amortization	857	874	959
Benefit plans	17	34	47
Stock-based compensation expense	54	55	31
Gains on sale of real estate	(89)	(91)	(60)
Deferred income taxes	(38)	19	(327)
Amortization of financing costs and premium on acquired debt	11	70	18
Changes in assets and liabilities:
(Increase) decrease in receivables	(3)	(21)	132
(Increase) decrease in merchandise inventories	116	(610)	1,406
(Increase) decrease in prepaid expenses and other current assets	(66)	(39)	51
Increase (decrease) in merchandise accounts payable	(129)	218	237
Increase (decrease) in accounts payable and accrued liabilities	(174)	245	(759)
Increase (decrease) in current income taxes	(75)	588	(617)
Change in other assets and liabilities	(123)	(186)	(188)
Net cash provided by operating activities	1,615	2,712	649
Cash flows from investing activities:
Purchase of property and equipment	(888)	(354)	(338)
Capitalized software	(407)	(243)	(128)
Disposition of property and equipment	137	164	113
Other, net	(11)	63	28
Net cash used by investing activities	(1,169)	(370)	(325)
Cash flows from financing activities:
Debt issued	2,809	1,085	2,780
Debt issuance costs	(21)	(9)	(95)
Debt repaid	(3,100)	(2,699)	(2,042)
Debt repurchase premium and expenses	(29)	(152)	(7)
Dividends paid	(173)	(90)	(117)
Increase (decrease) in outstanding checks	(181)	(23)	181
Acquisition of treasury stock	(601)	(500)	(1)
Issuance of common stock	—	7	—
Net cash provided (used) by financing activities	(1,296)	(2,381)	699
Net increase (decrease) in cash, cash equivalents and restricted cash	(850)	(39)	1,023
Cash, cash equivalents and restricted cash beginning of period	1,715	1,754	731
Cash, cash equivalents and restricted cash end of period	$865	$1,715	$1,754
Supplemental cash flow information:
Interest paid	$188	$442	$257
Interest received	9	1	5
Income taxes paid (received), net	455	(171)	98
Restricted cash, end of period	3	3	75

The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the Company), is an omni-channel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of January 28, 2023, the Company's operations and operating segments were conducted through Macy's, Market by Macy's, Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomies, and bluemercury, which are aggregated into one reporting segment. The metrics used by management to assess the performance of the Company's operating divisions include sales trends, gross margin rates, expense rates, and rates of earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company's operating divisions have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
Fiscal Year
The Company's fiscal year ends on the Saturday closest to January 31. Fiscal years 2022, 2021 and 2020 ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively, and included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.
Basis of Presentation
The Consolidated Financial Statements include the accounts of Macy's, Inc. and its 100%-owned subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties that may result in actual amounts differing from reported amounts.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and liquid investments with original maturities of three months or less. Cash and cash equivalents includes amounts due in respect of credit card sales transactions that are settled early in the following period in the amount of $112 million at January 28, 2023 and $102 million at January 29, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Investments
The Company from time to time invests in debt and equity securities, including companies engaged in complementary businesses. Debt and equity securities held by the Company are accounted for at fair value if classified as trading or available-for-sale. Unrealized holding gains and losses on trading securities and equity securities with a readily determinable fair value are recognized in the Consolidated Statements of Operations. Equity securities without a readily determinable fair value are generally recorded at cost and subsequently adjusted, in net income, for observable price changes (i.e., prices in orderly transactions for the identical investment or similar investment of the same issuer).
Receivables
Receivables were $300 million at January 28, 2023, compared to $297 million at January 29, 2022.
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
Merchandise Inventories
Merchandise inventories are valued at lower of cost or market using the last-in, first-out (LIFO) retail inventory method. Under the retail inventory method, inventory is segregated into departments of merchandise having similar characteristics, and its cost value is derived from the current retail selling value. Inventory retail values are converted to a cost basis by applying specific average cost factors for each merchandise department. Cost factors represent the average cost-to-retail ratio for each merchandise department based on beginning inventory and the annual purchase activity. At January 28, 2023 and January 29, 2022, merchandise inventories valued at LIFO, including adjustments as necessary to record inventory at the lower of cost or market, approximated the cost of such inventories using the first-in, first-out (FIFO) retail inventory method. The application of the LIFO retail inventory method did not result in the recognition of any LIFO charges or credits affecting cost of sales for 2022, 2021 or 2020. The retail inventory method inherently requires management judgments and estimates, such as the amount and timing of permanent markdowns to clear unproductive or slow-moving inventory, which may impact the ending inventory valuation as well as gross margins.
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
Vendor Allowances
The Company receives certain allowances as reimbursement for markdowns taken and/or to support the gross margins earned in connection with the sales of merchandise. These allowances are recognized when earned. The Company also receives advertising allowances from approximately 282 of its merchandise vendors pursuant to cooperative advertising programs, with some vendors participating in multiple programs. These allowances represent reimbursements by vendors of costs incurred by the Company to promote the vendors' merchandise and are netted against advertising and promotional costs when the related costs are incurred. Advertising allowances in excess of costs incurred are recorded as a reduction of merchandise costs and, ultimately, through cost of sales when the merchandise is sold.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Advertising
Advertising and promotional costs are generally expensed at first showing. Advertising and promotional costs and cooperative advertising allowances were as follows:

	2022	2021	2020
	(millions)
Gross advertising and promotional costs	$1,265	$1,267	$907
Cooperative advertising allowances	102	90	89
Advertising and promotional costs, net of cooperative advertising allowances	$1,163	$1,177	$818
Net sales	$24,442	$24,460	$17,346
Advertising and promotional costs, net of cooperative advertising allowances, as a percent to net sales	4.8%	4.8%	4.7%
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
Goodwill and Other Intangible Assets
The carrying value of goodwill and other intangible assets with indefinite lives are reviewed at least annually for possible impairment. Goodwill and other intangible assets with indefinite lives have been assigned to reporting units for purposes of impairment testing. The reporting units are the Company's retail operating divisions. Goodwill and other intangible assets with indefinite lives are tested for impairment annually at the end of the fiscal month of May.
The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit or other intangible assets with indefinite lives is less than its carrying value and whether it is necessary to perform the quantitative impairment test. If required, the Company performs a quantitative impairment test which involves a comparison of each reporting unit's or other intangible assets with indefinite lives' fair values to its carrying value. Estimating the fair values of the reporting units or other intangible assets with indefinite lives involves the use of significant assumptions, estimates and judgments with respect to a variety of factors, including sales, gross margin and SG&A expense rates, capital expenditures, cash flows and the selection and use of an appropriate discount rate and market values and multiples of earnings and revenues of similar public companies. The projected sales, gross margin and SG&A expense rate assumptions and capital expenditures are based on the Company's annual business plan or other forecasted results. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit or indefinite lived intangible asset.
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
Capitalized Software
The Company capitalizes purchased and internally-developed software as well as implementation costs associated with cloud computing arrangements and amortizes such costs to expense on a straight-line basis generally over four to five years. Capitalized software is included in other assets on the Consolidated Balance Sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Loyalty Programs
The Company maintains customer loyalty programs in which customers earn points based on their purchases. Under the Macy's Star Rewards loyalty program, points are earned based on customers' spending on Macy's private label and co-branded credit cards as well as non-proprietary cards and other forms of tender. The Company's Bloomingdale's Loyallist and bluemercury BlueRewards programs provide tender neutral points-based programs to their customers. The Company recognizes the estimated net amount of the rewards that will be earned and redeemed as a reduction to net sales at the time of the initial transaction and as tender when the points are subsequently redeemed by a customer.
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
Stock Based Compensation
The Company records stock-based compensation expense for awards that include share-based payments to employees, including grants of employee stock options, in accordance with their fair values. The Company determines the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost based on nature of the award.
Comprehensive Income (Loss)
Total comprehensive income (loss) represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income (loss). For the Company, the only other components of total comprehensive income (loss) for 2022, 2021 and 2020 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Operations. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (ASU 2022-04), which requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. ASU 2022-04 is effective for the Company beginning in the fiscal year ending February 3, 2024. The effect of the adoption of ASU 2022-04 is not expected to be material to the Company’s consolidated financial statements.
2.    Revenue
Net sales
Macy's accounted for approximately 87%, 88%, and 89% of the Company's net sales for 2022, 2021 and 2020, respectively. In addition, digital sales accounted for approximately 33%, 35% and 44% of net sales in 2022, 2021 and 2020, respectively. Disaggregation of the Company's net sales by family of business for 2022, 2021 and 2020 were as follows:

Net sales by family of business	2022	2021	2020
	(millions)
Women’s Accessories, Shoes, Cosmetics and Fragrances	$9,597	$9,385	$6,667
Women’s Apparel	5,349	5,174	3,454
Men’s and Kids’	5,297	5,247	3,477
Home/Other (a)	4,199	4,654	3,748
Total	$24,442	$24,460	$17,346
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
Retail Sales
Retail sales include merchandise sales, inclusive of delivery income, licensed department income, sales of private brand goods directly to third party retailers and sales of excess inventory to third parties. Sales of merchandise are recorded at point of sale for in-store purchases or at the time of shipment to the customer for digital purchases and are reported net of estimated merchandise returns and certain customer incentives. Commissions earned on sales generated by licensed departments are included as a component of total net sales and are recognized as revenue at the time merchandise is sold to customers. Service revenues (e.g., alteration and cosmetic services) are recorded at the time the customer receives the benefit of the service. The Company has elected to present sales taxes on a net basis and, as such, sales taxes are included in accounts payable and accrued liabilities until remitted to the taxing authorities.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $236 million as of January 28, 2023 and $198 million as of January 29, 2022. Included in prepaid expenses and other current assets is an asset totaling $152 million as of January 28, 2023 and $120 million as of January 29, 2022, for the recoverable cost of merchandise estimated to be returned by customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gift Cards and Customer Loyalty Programs
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $399 million as of January 28, 2023, and $481 million as of January 29, 2022. During 2022 and 2021, the Company recognized approximately $15 million and $26 million, respectively, in breakage income related to changes in breakage rate estimates. Changes in the liability for unredeemed gift cards and customer loyalty programs are as follows:

	2022	2021	2020
	(millions)
Balance, beginning of year	$481	$616	$839
Liabilities issued but not redeemed (a)	324	394	262
Revenue recognized from beginning liability	(406)	(529)	(485)
Balance, end of year	$399	$481	$616
(a)Net of estimated breakage income.
Credit Card Revenues, net
In 2005, in connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement (Credit Card Program). Subsequent to this initial arrangement and associated amendments, on December 13, 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program with Citibank (the Program Agreement). The changes to the Credit Card Program's financial structure are not materially different from its previous terms. As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the underlying Credit Card Program. Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and the Company's profit share is recognized based on the performance of the underlying portfolio. Revenue associated with the establishment of new credit accounts and assisting in the receipt of payments for existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company’s Credit Card Program, net of fraud losses and expenses associated with establishing new accounts, credit card funding costs and bad debt reserves.
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
The Company's credit card revenues, net were $863 million, $832 million, and $751 million for 2022, 2021 and 2020, respectively. Amounts received under the Program Agreement were $978 million, $950 million, and $882 million for 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.    Impairment, Restructuring and Other Costs
Impairment, restructuring and other costs consist of the following:

	2022	2021	2020
	(millions)
Asset Impairments	$15	$6	$3,280
Restructuring	5	3	224
Other	21	21	75
	$41	$30	$3,579
During 2020, primarily as a result of the COVID-19 pandemic, the Company incurred non-cash impairment charges totaling $3,280 million, the majority of which was recognized during the first quarter of 2020 and consisted of:
•$3,080 million of goodwill impairments, with $2,982 million attributable to the Macy’s reporting unit and $98 million attributable to the bluemercury reporting unit. During the first quarter of 2020, as a result of the sustained decline in the Company's market capitalization and changes in the Company's long-term projections driven largely by the impacts of the COVID-19 pandemic, the Company determined a triggering event had occurred that required an interim impairment assessment for all of its reporting units and indefinite lived intangible assets. The Company determined the fair value of each of its reporting units using a market approach or a combination of a market approach and income approach, as appropriate.
•$200 million of impairments primarily related to long-lived tangible and right of use assets to adjust the carrying value of certain store locations to their estimated fair value.
In June 2020, the Company announced a restructuring to align its cost base with anticipated near-term sales as the business recovered from the impact of the COVID-19 pandemic. The Company reduced corporate and management headcount by approximately 3,900. Additionally, the Company reduced staffing across its store portfolio, supply chain and customer support network, which it has since adjusted as sales recovered in early 2021. During the second quarter of 2020, the Company recognized $154 million of expense for severance related to this reduction in force, of which all of this severance was paid as of January 28, 2023.
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
A summary of the restructuring and other cash activity for 2022, 2021, and 2020 related to the Polaris strategy, which are included within accounts payable and accrued liabilities, is as follows:

	Severance and other benefits	Professional fees and other related charges	Total
		(millions)
Balance at February 1, 2020	$115	$9	$124
Additions charged to expense	55	17	72
Cash payments	(156)	(24)	(180)
Balance at January 30, 2021	14	2	16
Additions charged to expense	5	—	5
Cash payments	(18)	(2)	(20)
Balance at January 29, 2022	1	—	1
Additions charged to expense	—	—	—
Cash payments	(1)	—	(1)
Balance at January 28, 2023	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.    Properties and Leases
Property and Equipment, net
The major classes of property and equipment, net as of January 28, 2023 and January 29, 2022 are as follows:

	January 28, 2023	January 29, 2022
	(millions)
Land	$1,334	$1,353
Buildings on owned land	3,691	3,635
Buildings on leased land and leasehold improvements	1,368	1,303
Fixtures and equipment	4,153	3,922
	10,546	10,213
Less accumulated depreciation and amortization	4,633	4,548
	$5,913	$5,665
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
ROU assets and lease liabilities consist of:

	Classification	January 28, 2023	January 29, 2022
		(millions)
Assets
Finance lease assets (a)	Right of Use Assets	$9	$10
Operating lease assets (b)	Right of Use Assets	2,674	2,798
Total lease assets		$2,683	$2,808
Liabilities
Current
Finance (a)	Accounts payable and accrued liabilities	$2	$2
Operating (b)	Accounts payable and accrued liabilities	333	328
Noncurrent
Finance (a)	Long-Term Lease Liabilities	15	17
Operating (b)	Long-Term Lease Liabilities	2,948	3,081
Total lease liabilities		$3,298	$3,428

(a)
Finance lease assets are recorded net of accumulated amortization of $13 million as of January 28, 2023 and January 29, 2022. As of both January 28, 2023 and January 29, 2022, finance lease assets included $1 million, and noncurrent lease liabilities included $2 million of non-lease components.

(b)
As of January 28, 2023, operating lease assets included $370 million of non-lease components and current and noncurrent lease liabilities included $36 million and $384 million, respectively, of non-lease components. As of January 29, 2022, operating lease assets included $377 million of non-lease components and current and noncurrent lease liabilities included $36 million and $386 million, respectively, of non-lease components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of net lease expense, recognized primarily within selling, general and administrative expenses are disclosed below. For 2022, 2021 and 2020, lease expense included $79 million, $80 million and $87 million, respectively, related to non-lease components.

	2022	2021	2020
	(millions)
Real estate
Operating leases (c) –
Minimum rents	$361	$359	$376
Variable rents	54	48	45
	415	407	421
Less income from subleases –
Operating leases (d)	(39)	(1)	(1)
	$376	$406	$420

Personal property – Operating leases	$7	$7	$7

(c)	Certain supply chain operating lease expense amounts are included in cost of sales.

(d)	Represents sublease income from certain corporate office locations.
As of January 28, 2023, the maturity of lease liabilities is as follows:

	Finance Leases	Operating Leases (e and f)	Total
	(millions)
Fiscal year
2023	$3	$340	$343
2024	3	375	378
2025	3	371	374
2026	2	355	357
2027	2	340	342
After 2027	11	5,051	5,062
Total undiscounted lease payments	24	6,832	6,856
Less amount representing interest	7	3,551	3,558
Total lease liabilities	$17	$3,281	$3,298

(e)
Operating lease payments include $2,872 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $292 million of legally binding minimum lease payments for leases signed but not yet commenced.

(f)
Operating lease payments include $1,090 million related to non-lease component payments, with $827 million of such payments related to options to extend lease terms that are reasonably certain of being exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional supplemental information regarding assumptions and cash flows for operating and finance leases is as follows:

Lease Term and Discount Rate	January 28, 2023	January 29, 2022
Weighted-average remaining lease term (years)
Finance leases	11.5	11.9
Operating leases	21.3	21.7
Weighted-average discount rate
Finance leases	6.74%	6.73%
Operating leases	6.58%	6.54%

Other Information	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
	(millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used from operating leases	$364	$322
Financing cash flows used from financing leases	3	3
Leased assets obtained in exchange for new operating lease liabilities	79	15
The Company is a guarantor with respect to certain lease obligations associated with The May Department Stores Company and previously disposed subsidiaries or businesses. The leases have future minimum lease payments aggregating approximately $181 million and are offset by payments from existing tenants and subtenants. In addition, the Company is contingently liable for other expenses related to the above leases, such as property taxes and common area maintenance, which are also payable by existing tenants and subtenants. Potential liabilities related to these guarantees are subject to certain defenses by the Company. The Company believes that the risk of significant loss from the guarantees of these lease obligations is remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.    Goodwill and Other Intangible Assets
The following summarizes the Company’s goodwill and other intangible assets:

	January 28, 2023	January 29, 2022
	(millions)
Non-amortizing intangible assets
Goodwill	$9,290	$9,290
Accumulated impairment losses	(8,462)	(8,462)
	828	828
Tradenames	403	403
	$1,231	$1,231
Amortizing intangible assets
Favorable leases and other contractual assets	$5	$5
Tradenames	43	43
	48	48
Accumulated amortization
Favorable leases and other contractual assets	(1)	(1)
Tradenames	(18)	(15)
	(19)	(16)
	$29	$32
Capitalized software
Gross balance	$1,095	$1,010
Accumulated amortization	(429)	(499)
	$666	$511
For the Company's annual impairment assessment as of the end of fiscal May 2022 and 2021, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and goodwill and intangible assets with indefinite lives were not impaired.
At the end of 2022, the Company was in the early stages of reimagining its private brand portfolio and as such the intended future use of certain private brands may evolve. The Company will continue to monitor the evolution of its private brands and the related impact to its intangible assets.
Finite lived tradenames are being amortized over their respective useful lives of 20 years. Favorable lease intangible assets are being amortized over their respective lease terms.
Other contractual assets and tradenames amortization expense amounted to $2 million for each of 2022, 2021, and 2020. Capitalized software amortization expense amounted to $235 million for 2022, $238 million for 2021 and $268 million for 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Future estimated amortization expense for assets, excluding in-process capitalized software of $72 million not yet placed in service as of January 28, 2023, is shown below:

	Amortizing intangible assets	Capitalized Software
	(millions)
Fiscal year
2023	$2	$223
2024	2	177
2025	2	137
2026	2	57
2027	2	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.    Financing
The Company’s debt is as follows:

	January 28, 2023	January 29, 2022
	(millions)
Long-term debt:
5.875% Senior notes due 2029	$500	$500
5.875% Senior notes due 2030	425	—
6.125% Senior notes due 2032	425	—
4.5% Senior notes due 2034	367	367
5.125% Senior notes due 2042	250	250
4.3% Senior notes due 2043	250	250
6.375% Senior notes due 2037	192	192
6.7% Senior exchanged debentures due 2034	181	183
7.0% Senior debentures due 2028	105	105
6.9% Senior debentures due 2029	79	79
6.7% Senior exchanged debentures due 2028	73	74
6.79% Senior debentures due 2027	71	71
6.7% Senior debentures due 2028	29	29
6.7% Senior debentures due 2034	18	18
8.75% Senior exchanged debentures due 2029	13	13
6.9% Senior debentures due 2032	12	12
7.6% Senior debentures due 2025	6	6
7.875% Senior exchanged debentures due 2030	5	5
7.875% Senior debentures due 2030	5	5
6.9% Senior exchanged debentures due 2032	1	5
2.875% Senior notes due 2023	—	504
3.625% Senior notes due 2024	—	350
4.375% Senior notes due 2023	—	161
6.65% Senior exchanged debentures due 2024	—	81
6.65% Senior debentures due 2024	—	36
Unamortized debt issue costs and discount	(28)	(22)
Premium on acquired debt, using an effective interest yield of 5.76% to 6.021%	17	21
	$2,996	$3,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest expense and losses on early retirement of debt are as follows:

	2022	2021	2020
		(millions)
Interest on debt	$185	$246	$273
Amortization of debt premium	(2)	(3)	(4)
Amortization of financing costs and debt discount	13	26	23
Interest on finance leases	1	1	1
	197	270	293
Less interest capitalized on construction	22	14	9
Interest expense	$175	$256	$284
Losses on early retirement of debt	$31	$199	$—
2022 Financing Activities
ABL Credit Facility
On March 3, 2022, the Company entered into a third amendment to the ABL Credit Facility which provides for a new Revolving Credit Facility of $3.0 billion (the New ABL Credit Facility). Amounts borrowed under the New ABL Credit Facility are subject to interest at a rate per annum equal to, at the ABL Borrower’s option, either (i) adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25% to 1.50% or (ii) a base rate plus a margin of 0.25% to 0.50%, in each case depending on revolving line utilization. The New ABL Credit Facility matures in March 2027. As of January 28, 2023 and January 29, 2022, there were no borrowings under the agreement and there were $65 million and $116 million, respectively, of other standby letters of credit outstanding.
Senior Secured and Unsecured Notes
On March 8, 2022, the Company completed a tender offer in which $8 million of certain senior secured notes were tendered for early settlement and the collateral that secured the remaining $352 million of the Company’s senior secured notes was automatically released.
On March 10, 2022, the Company issued $425 million of 5.875% senior notes due 2030 (the 2030 Notes) and $425 million of 6.125% senior notes due 2032 (the 2032 Notes) in a private offering. Proceeds from the issuance, together with cash on hand, were used to redeem $1.1 billion of certain of its outstanding senior notes and pay fees and expenses in connection with the offering. The Company recognized $31 million of losses related to the early retirement of debt on the Consolidated Statement of Income. Each of the 2030 Notes and 2032 Notes are senior unsecured obligations of MRH and are unconditionally guaranteed on an unsecured basis by Macy’s, Inc.
2021 Financing Activities
Senior Secured and Unsecured Notes
On March 17, 2021, the Company completed a tender offer in which $500 million of senior notes and debentures were tendered for early settlement and purchased by MRH. The total cash cost for the tender offer was $17 million with the remainder funded through the net proceeds from the Notes Offering discussed below. The Company recognized $11 million of losses on early retirement of debt on the Consolidated Statement of Income during 2021.
On March 17, 2021, the Company issued $500 million of 5.875% senior notes due 2029 in a private offering, which are senior unsecured obligations of MRH and are unconditionally guaranteed on a senior unsecured basis by Macy’s, Inc. MRH used the net proceeds from the Notes Offering, together with cash on hand, to fund the tender offer discussed above.
On August 17, 2021, the Company redeemed the entire outstanding $1.3 billion amount of its 8.375% senior secured notes due 2025. The redemption price was equal to 100% of the outstanding principal amount of the notes ($1.3 billion), plus accrued and unpaid interest of $19 million, plus the applicable premium due to holders in connection with the early redemption of $138 million, plus unamortized deferred debt costs of $47 million. The Company recognized the redemption premium and unamortized deferred debt costs of $185 million as losses on early retirement of debt on the Consolidated Statement of Income during 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 15, 2021, the Company redeemed the entire outstanding $294 million amount of its 3.875% senior notes due 2022. The redemption price was equal to 100% of the outstanding principal amount of $294 million, plus accrued and unpaid interest of $3 million.
Other Debt Obligations
Bank Credit Agreement
On June 8, 2020, the Company amended its existing credit agreement, which reduced the credit commitments of its existing $1,500 million unsecured credit agreement. The new agreement provided for revolving credit borrowings and letters of credit in an aggregate amount not to exceed $1 million. The new credit agreement is scheduled to expire on May 9, 2024, subject to up to two one-year extensions that could be requested by the Company and agreed to by the lenders. The unsecured revolving credit facility contains covenants that provide for, among other things, limitations on fundamental changes, use of proceeds, and maintenance of property, as well as customary representations and warranties and events of default. As of January 28, 2023 and January 29, 2022, there were no revolving credit loans outstanding under the credit agreement.
Senior Notes and Debentures
The senior notes and the senior debentures are unsecured obligations of a 100%-owned subsidiary of Macy’s, Inc. and Macy's Inc. has fully and unconditionally guaranteed these obligations.
Other Financing Arrangements
There were $65 million and $116 million, respectively, of other standby letters of credit outstanding at January 28, 2023 and January 29, 2022.
Long-Term Debt Maturities
Future maturities of long-term debt are shown below:

(millions)
Fiscal year
2024	$—
2025	6
2026	—
2027	71
2028	207
After 2028	2,723

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Debt Repayments
The following table shows the detail of debt repayments:

	2022	2021	2020
		(millions)
Revolving credit facility	$1,959	$585	$1,500
2.875% Senior notes due 2023	504	136	—
3.625% Senior notes due 2024	350	150	—
4.375% Senior notes due 2023	161	49	—
6.65% Senior debentures due 2024	81	5	—
6.65% Debentures due 2024	36	—	—
6.9% Senior debentures due 2032	4	—	—
6.7% Senior debentures due 2034	2	—	—
6.7% Senior debentures due 2028	1	—	—
8.375% Senior secured notes due 2025	—	1,300	—
3.875% Senior notes due 2022	—	450	—
7.6% Senior debentures due 2025	—	18	—
3.45% Senior notes due 2021	—	—	500
10.25% Senior debentures due 2021	—	—	33
9.5% amortizing debentures due 2021	—	2	4
9.75% amortizing debentures due 2021	—	1	2
	$3,098	$2,696	$2,039
7.    Accounts Payable and Accrued Liabilities

	January 28, 2023	January 29, 2022
	(millions)
Accounts payable	$821	$1,058
Gift cards and customer rewards	399	481
Lease related liabilities	438	433
Accrued wages and vacation	199	290
Allowance for future sales returns	236	198
Current portion of post employment and postretirement benefits	159	148
Taxes other than income taxes	121	141
Current portion of workers' compensation and general liability reserves	86	92
Accrued interest	51	44
Other	240	201
	$2,750	$3,086

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in workers' compensation and general liability reserves, including the non-current portion, are as follows:

	2022	2021	2020
	(millions)
Balance, beginning of year	$387	$416	$462
Charged to costs and expenses	123	108	88
Payments, net of recoveries	(132)	(137)	(134)
Balance, end of year	$378	$387	$416
The non-current portion of workers' compensation and general liability reserves is included in other liabilities on the Consolidated Balance Sheets. At both January 28, 2023 and January 29, 2022, workers' compensation and general liability reserves of $102 million are covered by deposits and receivables included in current assets on the Consolidated Balance Sheets.
8.    Taxes
Income tax expense (benefit) is as follows:

	2022			2021			2020
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(millions)
Federal	$361	$(56)	$305	$369	$(21)	$348	$(520)	$(179)	$(699)
State and local	18	18	36	48	40	88	1	(148)	(147)
	$379	$(38)	$341	$417	$19	$436	$(519)	$(327)	$(846)
The income tax expense (benefit) reported differs from the expected tax computed by applying the federal income tax statutory rate of 21% to income before income taxes. The reasons for this difference and their tax effects are as follows:

	2022	2021	2020
	(millions)
Expected tax	$319	$392	$(1,006)
State and local income taxes, net of federal income taxes (a)	23	84	(140)
CARES Act carryback benefit	—	(29)	(205)
Goodwill impact	—	—	492
Tax impact of equity awards	—	—	8
Federal tax credits	(4)	(3)	(5)
Change in valuation allowance	5	(15)	24
Other	(2)	7	(14)
	$341	$436	$(846)

(a)	2022 includes an income tax benefit from the favorable resolution of state income tax litigation.
The Company participates in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP). As part of the CAP, tax years are audited on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. The IRS has completed examinations of 2021 and all prior tax years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 28, 2023	January 29, 2022
	(millions)
Deferred tax assets
Post employment and postretirement benefits	$50	$48
Accrued liabilities accounted for on a cash basis for tax purposes	112	100
Lease liabilities	881	917
Unrecognized state tax benefits and accrued interest	22	38
State operating loss and credit carryforwards	132	152
Other	112	95
Valuation allowance	(94)	(89)
Total deferred tax assets	1,215	1,261
Deferred tax liabilities
Excess of book basis over tax basis of property and equipment	(872)	(914)
Right of use assets	(717)	(751)
Merchandise inventories	(351)	(300)
Intangible assets	(116)	(116)
Other	(106)	(163)
Total deferred tax liabilities	(2,162)	(2,244)
Net deferred tax liability	$(947)	$(983)
The valuation allowance at January 28, 2023 and January 29, 2022 relates to net deferred tax assets for state net operating loss and credit carryforwards. The net change in the valuation allowance amounted to an increase of $5 million for 2022. In 2021, the net change in the valuation allowance amounted to a decrease of $15 million.
As of January 28, 2023, the Company had no federal net operating loss carryforwards, state net operating loss carryforwards, net of valuation allowances, of $696 million, which will expire between 2023 and 2042, and no state credit carryforwards, net of valuation allowances.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	January 28, 2023	January 29, 2022	January 30, 2021
	(millions)
Balance, beginning of year	$102	$113	$133
Additions based on tax positions related to the current year	13	12	9
Reductions for tax positions of prior years	(20)	(11)	(13)
Settlements	(4)	(2)	(4)
Statute expirations	(11)	(10)	(12)
Balance, end of year	$80	$102	$113
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	$4	$14	$6
Deferred income taxes	1	3	3
Other liabilities (b)	75	85	104
	$80	$102	$113

(b)	Unrecognized tax benefits not expected to be settled within one year are included within other liabilities on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional information regarding unrecognized benefits and related interest and penalties is as follow:

	January 28, 2023	January 29, 2022
	(millions)
Amount of unrecognized tax benefits, net of deferred tax assets, that if recognized would affect the effective tax rate	$63	$81
Accrued federal, state and local interest and penalties	23	65
Amounts recognized in the Consolidated Balance Sheets
Current income taxes	4	32
Other liabilities	19	33
The Company classifies federal, state and local interest and penalties not expected to be settled within one year as other liabilities on the Consolidated Balance Sheets and follows a policy of recognizing all interest and penalties related to unrecognized tax benefits in income tax expense. The accrued federal, state and local interest and penalties primarily relate to state tax issues and the amount of penalties paid in prior periods, and the amounts of penalties accrued at January 28, 2023 and January 29, 2022, are insignificant. Federal, state and local interest and penalties amounted to income of $38 million for 2022, and expense of $5 million, and $1 million for 2021 and 2020, respectively.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019. With respect to state and local jurisdictions, with limited exceptions, the Company and its subsidiaries are no longer subject to income tax audits for years before 2013. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been accrued for any adjustments that are expected to result from the years still subject to examination.
9.    Retirement Plans
The Company has defined contribution plans that cover substantially all employees who work 1,000 hours or more in a year. In addition, the Company has a funded defined benefit plan (Pension Plan) and an unfunded defined benefit supplementary retirement plan (SERP), which provides benefits, for certain employees, in excess of qualified plan limitations. Effective January 1, 2012, the Pension Plan was closed to new participants, with limited exceptions, and effective January 2, 2012, the SERP was closed to new participants.
In February 2013, the Company announced changes to the Pension Plan and SERP whereby eligible employees no longer earn future pension service credits after December 31, 2013, with limited exceptions. All retirement benefits attributable to service in subsequent periods are provided through defined contribution plans.
Retirement expenses, excluding settlement charges, included the following components:

	2022	2021	2020
		(millions)
401(k) Qualified Defined Contribution Plan	$86	$76	$68
Non-Qualified Defined Contribution Plan	1	1	1
Pension Plan	(42)	(85)	(73)
Supplementary Retirement Plan	26	24	26
Postretirement Obligations	(4)	(4)	(3)
	$67	$12	$19
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Defined Contribution Plans
The Company has a qualified plan that permits participating associates to defer eligible compensation up to the maximum limits allowable under the Internal Revenue Code. Beginning January 1, 2014, the Company has a non-qualified plan that permits participating associates to defer eligible compensation above the limits of the qualified plan. The Company contributes a matching percentage of employee contributions under both the qualified and non-qualified plans. Effective January 1, 2014, the Company's matching contribution to the qualified plan was enhanced for all participating employees, with limited exceptions. Prior to January 1, 2014, the matching contribution rate under the qualified plan was higher for those employees not eligible for the Pension Plan than for employees eligible for the Pension Plan.
The liability related to the qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $94 million at January 28, 2023 and $83 million at January 29, 2022. Expense related to matching contributions for the qualified plan amounted to $86 million for 2022, $76 million for 2021 and $68 million for 2020.
At January 28, 2023 and January 29, 2022, the liability under the non-qualified plan, which is reflected in other liabilities on the Consolidated Balance Sheets, was $35 million and $39 million, respectively. The liability related to the non-qualified plan matching contribution, which is reflected in accounts payable and accrued liabilities on the Consolidated Balance Sheets, was $1 million at January 28, 2023 and January 29, 2022. Expense related to matching contributions for the non-qualified plan amounted to $1 million for 2022, 2021 and 2020. In connection with the non-qualified plan, the Company had mutual fund investments at January 28, 2023 and January 29, 2022 of $35 million and $39 million, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following provides a reconciliation of benefit obligations, plan assets, and funded status of the Pension Plan and SERP as of January 28, 2023 and January 29, 2022:

	Pension Plan		SERP
	2022	2021	2022	2021
	(millions)
Change in projected benefit obligation
Projected benefit obligation, beginning of year	$2,406	$3,030	$606	$673
Service cost	—	1	—	—
Interest cost	68	49	15	11
Actuarial gain	(301)	(172)	(71)	(32)
Benefits paid	(194)	(502)	(42)	(46)
Projected benefit obligation, end of year	1,979	2,406	508	606
Changes in plan assets
Fair value of plan assets, beginning of year	2,900	3,359	—	—
Actual return (loss) on plan assets	(317)	43	—	—
Company contributions	—	—	42	46
Benefits paid	(194)	(502)	(42)	(46)
Fair value of plan assets, end of year	2,389	2,900	—	—
Funded status at end of year	$410	$494	$(508)	$(606)
Amounts recognized in the Consolidated Balance Sheets at January 28, 2023 and January 29, 2022
Other assets	$410	$494	$—	$—
Accounts payable and accrued liabilities	—	—	(48)	(47)
Other liabilities	—	—	(460)	(559)
	$410	$494	$(508)	$(606)
Amounts recognized in accumulated other comprehensive loss at January 28, 2023 and January 29, 2022
Net actuarial loss	$704	$617	$175	$257
Prior service cost	—	—	5	5
	$704	$617	$180	$262

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net pension costs, settlement charges and other amounts recognized in other comprehensive loss for the Pension Plan and SERP included the following actuarially determined components:

	Pension Plan			SERP
	2022	2021	2020	2022	2021	2020
	(millions)
Net Periodic Pension Cost
Service cost	$—	$1	$4	$—	$—	$—
Interest cost	68	49	66	15	11	14
Expected return on assets	(122)	(161)	(183)	—	—	—
Amortization of net actuarial loss	12	26	40	11	13	12
	(42)	(85)	(73)	26	24	26

Settlement charges	39	96	74	—	—	10
Other Changes in Plan Assets and Projected Benefit Obligation Recognized in Other Comprehensive Loss
Net actuarial (gain) loss	138	(55)	(178)	(71)	(32)	40
Amortization of net actuarial loss	(12)	(26)	(40)	(11)	(13)	(12)
Settlement charges	(39)	(96)	(74)	—	—	(10)
	87	(177)	(292)	(82)	(45)	18
Total recognized	$84	$(166)	$(291)	$(56)	$(21)	$54
In 2022 and 2021, the Company incurred non-cash settlement charges of $39 million and $96 million, respectively. For 2022, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and is the result of the lump sum distributions associated with retiree distribution elections. For 2021, these charges related to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and were the result of the transfer of pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company. The Company transferred $256 million of Pension Plan assets to the insurance company in the second quarter of 2021, thereby reducing its Pension Plan benefit obligations.
The following weighted average assumptions were used to determine the projected benefit obligations for the Pension Plan and SERP at January 28, 2023 and January 29, 2022:

	Pension Plan		SERP
	2022	2021	2022	2021
Discount rate	4.73%	3.06%	4.74%	3.10%
Rate of compensation increases	3.50%	3.50%	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following weighted average assumptions were used to determine the net periodic pension cost for the Pension Plan and SERP:

	Pension Plan			SERP
	2022	2021	2020	2022	2021	2020
Discount rate used to measure service cost	3.35% - 5.76%	2.69% - 3.07%	2.35% - 2.96%	—	—	—
Discount rate used to measure interest cost	2.55% - 5.49%	1.76% - 2.07%	1.65% - 2.46%	2.53%	1.74%	1.65% - 2.44%
Expected long-term return on plan assets	4.60%	5.75%	6.25%	—	—	—
Rate of compensation increases	3.50%	3.45%	3.25%	—	—	—
Cash balance plan interest crediting rate	5.00%	5.00%	5.00%	—	—	—
The Pension Plan and SERP’s assumptions are evaluated annually, and at interim re-measurements if required, and updated as necessary. Due to settlement accounting and re-measurements during 2022, 2021 and 2020, for the Pension Plan, and during 2020 for the SERP, the discount rate used to measure service cost and the discount rate used to measure interest cost varied between periods. The table above shows the range of rates used to determine net periodic expense for the plans.
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
The Company develops its expected long-term rate of return on plan asset assumption by evaluating input from several professional advisors taking into account the asset allocation of the portfolio and long-term asset class return expectations, as well as long-term inflation assumptions. Expected returns for each major asset class are considered along with their volatility and the expected correlations among them. These expectations are based upon historical relationships as well as forecasts of how future returns may vary from historical returns. Returns by asset class and correlations among asset classes are combined using the target asset allocation to derive an expected return for the portfolio as a whole. Long- term historical returns of the portfolio are also considered. Portfolio returns are calculated net of all expenses, therefore, the Company also analyzes expected costs and expenses, including investment management fees, administrative expenses, Pension Benefit Guaranty Corporation premiums and other costs and expenses. As of January 28, 2023, the Company increased the assumed annual long-term rate of return for the Pension Plan's assets from 4.60% to 5.30% based on expected future returns on the portfolio of assets.
The assets of the Pension Plan are managed by investment specialists with the primary objectives of payment of benefit obligations to Plan participants and an ultimate realization of investment returns over longer periods in excess of inflation. The Company employs a total return investment approach whereby a mix of domestic and foreign equity securities, fixed income securities and other investments is used to maximize the long-term return on the assets of the Pension Plan for a prudent level of risk. Risks are mitigated through asset diversification and the use of multiple investment managers. The target allocation for plan assets is currently 5% equity securities, 87% debt securities, 1% real estate and 7% private equities.
The Company generally employs investment managers to specialize in a specific asset class. These managers are chosen and monitored with the assistance of professional advisors, using criteria that include organizational structure, investment philosophy, investment process, performance compared to market benchmarks and peer groups.
The Company periodically conducts an analysis of the behavior of the Pension Plan's assets and liabilities under various economic and interest rate scenarios to ensure that the long-term target asset allocation is appropriate given the liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The fair values of the Pension Plan assets as of January 28, 2023 and January 29, 2022, excluding interest and dividend receivables and pending investment purchases and sales, by asset category are as follows:

	Fair Value Category	2022	2021
		(millions)
Short term investments	Level 2	$—	$10
Money market funds	Level 1	78	206
Equity securities:
U.S. pooled funds	Level 1	69	77
International pooled funds	Level 1	26	31
Fixed income securities:
U.S. Treasury bonds	Level 2	41	121
Other Government bonds	Level 2	60	74
Corporate bonds	Level 2	1,592	1,877
Mortgage-backed securities	Level 2	14	10
Asset-backed securities	Level 2	—	1
Pooled funds	Level 1	48	72
Other types of investments:
Derivatives in a positive position	Level 2	11	12
Derivatives in a negative position	Level 2	(3)	(1)
Pooled funds (a)		271	164
Real estate (a)		19	32
Private equity (a)		133	186
Total		$2,359	$2,872
(a)Certain investments that are measured at fair value using the net asset value per share as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the fair value of plan assets.
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
Real estate investments include several funds that seek risk-adjusted return by providing a stable, income-driven rate of return over the long term with high potential for growth of net investment income and appreciation of value. The real estate investments are diversified across property types and geographical areas primarily in the United States of America. Private equity investments have an objective of realizing aggregate long-term returns in excess of those available from investments in the public equity markets. Private equity investments generally consist of limited partnerships in the United States of America, Europe and Asia. Private equity and real estate investments are valued using fair values per the most recent financial reports provided by the investment sponsor, adjusted as appropriate for any lag between the date of the financial reports and the Company’s reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Due to the nature of the underlying assets of the real estate and private equity investments, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the Pension Plan's investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with the governing documents. Redemption of these investments is subject to restrictions including lock-up periods where no redemptions are allowed, restrictions on redemption frequency and advance notice periods for redemptions.
The Company does not anticipate making funding contributions to the Pension Plan in 2023.
The following benefit payments are estimated to be paid from the Pension Plan and from the SERP:

	Pension Plan	SERP
	(millions)
Fiscal year
2023	$215	$48
2024	192	46
2025	187	44
2026	180	49
2027	171	42
2028-2032	725	185
10.    Stock-Based Compensation
The following disclosures present the Company’s equity plans on a combined basis. The equity plans are administered by the Compensation and Management Development Committee of the Board of Directors (the CMD Committee). The CMD Committee is authorized to grant options, stock appreciation rights, restricted stock and restricted stock units to officers and key employees of the Company and its subsidiaries and to non-employee directors. The equity plans are intended to help the Company attract and retain directors, officers, other key executives and employees and is also intended to provide incentives and rewards relating to the Company’s business plans to encourage such persons to devote themselves to the business of the Company. There have been no grants of stock appreciation rights under the equity plans.
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
As of January 28, 2023, approximately 21.2 million shares of common stock were available for additional grants pursuant to the Company’s equity plans. Shares awarded are generally issued from the Company's treasury stock.
Stock-based compensation expense included the following components:

	2022	2021	2020
	(millions)
Stock options	$3	$4	$8
Restricted stock units	51	51	23
	$54	$55	$31
All stock-based compensation expense is recorded in SG&A expense in the Consolidated Statements of Operations. There were no grants of stock options during 2022, 2021 or 2020 and as of January 28, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units
The weighted average grant date fair values of performance-based and time-based restricted stock units granted during 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Restricted stock units (performance-based)	$25.32	$15.80	$6.24
Restricted stock units (time-based)	24.01	17.88	6.96
During 2022, 2021 and 2020, the CMD Committee approved awards of performance-based restricted stock units to certain senior executives of the Company. Each award reflects a target number of shares (Target Shares) that may be issued to the award recipient. These awards may be earned upon the completion of approximate three-year performance periods ending February 1, 2025, February 3, 2024 and January 28, 2023, respectively. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives for the 2022, 2021 and 2020 awards include achieving a relative total shareholder return (TSR) external metric. The 2022 awards and 2021 awards also include internal metrics of digital sales and comparable store sales, and digital sales, respectively. Relative TSR reflects the change in the value of the Company’s common stock over the performance period in relation to the change in the value of the common stock of a peer group index over the performance period, assuming the reinvestment of dividends. Depending on the results achieved during the approximate three-year performance periods, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the Target Shares granted for the 2022 performance-based restricted stock units, 0% to 170% of the Target Shares granted for 2021 performance-based restricted stock units, and 0% to 150% of the Target Shares granted for the 2020 performance-based restricted stock units.
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
The fair value of a restricted stock unit award at the grant date is equal to the market price of the Company's common stock on the grant date. Compensation expense is recorded for all restricted stock unit awards based on the amortization of the fair market value at the date of grant over the period the restrictions lapse or over the performance period of the performance-based restricted stock units. As of January 28, 2023, the Company had $87.7 million of unrecognized compensation costs related to nonvested restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.4 years.
Activity related to restricted stock units for 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(thousands)
Nonvested, beginning of period	9,100	$10.87
Granted – performance-based	627	25.32
Performance adjustment	336	(7.30)
Granted – time-based	2,484	24.01
Forfeited	(496)	15.13
Vested	(4,445)	8.79
Nonvested, end of period	7,606	$16.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.    Shareholders’ Equity
The authorized shares of the Company consist of 125 million shares of Preferred Stock, par value of $0.01 per share, with no shares issued, and 1,000 million shares of common stock, par value of $0.01 per share, with 333.6 million shares of common stock issued and 271.3 million shares of common stock outstanding at January 28, 2023, and with 333.6 million shares of common stock issued and 292.4 million shares of common stock outstanding at January 29, 2022 (with shares held in the Company’s treasury being treated as issued, but not outstanding).
Common Stock
The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to preferential rights that may be applicable to any Preferred Stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors in its discretion, out of funds legally available. No shares of common stock were retired during 2022, 2021 and 2020.
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
On August 19, 2021, the Company announced that its Board of Directors authorized a $500 million share repurchase program, and as of January 29, 2022, the Company completed the share repurchase under this authorization with the purchase of 20.5 million shares. On February 22, 2022, the Company announced that its Board of Directors authorized a new $2 billion share repurchase program, which does not have an expiration date. During 2022, the Company repurchased approximately 24.0 million shares of its common stock at an average cost of $24.98 per share for $600 million.

	2022	2021	2020
	(millions, except per share data)
Total number of shares purchased	24.0	20.5	—
Average price paid per share	$24.98	$24.40	$—
Total investment	$600	$500	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Changes in the Company’s common stock issued and outstanding, including shares held by the Company’s treasury, are as follows:

		Treasury Stock
	Common Stock Issued	Deferred Compensation Plans	Other	Total	Common Stock Outstanding
	(thousands)
Balance at February 1, 2020	333,606	(902)	(23,673)	(24,575)	309,031
Stock issued under stock plans		(127)	1,577	1,450	1,450
Stock repurchases			(79)	(79)	(79)
Deferred compensation plan distributions		98		98	98
Balance at January 30, 2021	333,606	(931)	(22,175)	(23,106)	310,500
Stock issued under stock plans		(277)	2,454	2,177	2,177
Stock repurchases			(20,511)	(20,511)	(20,511)
Deferred compensation plan distributions		193		193	193
Balance at January 29, 2022	333,606	(1,015)	(40,232)	(41,247)	292,359
Stock issued under stock plans		(117)	3,001	2,884	2,884
Stock repurchases			(24,058)	(24,058)	(24,058)
Deferred compensation plan distributions		165		165	165
Balance at January 28, 2023	333,606	(967)	(61,289)	(62,256)	271,350
Accumulated Other Comprehensive Loss
For the Company, the only component of accumulated other comprehensive loss for 2022, 2021 and 2020 relates to post employment and postretirement plan items. The net actuarial gains and losses and prior service costs and credits related to post employment and postretirement benefit plans are reclassified out of accumulated other comprehensive loss and included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net in the Consolidated Statements of Operations. In addition, the Company incurred the pro-rata recognition of net actuarial losses associated with an increase in lump sum distributions associated with store closings, organizational restructuring, and periodic distribution activity as settlement charges in the Consolidated Statements of Operations. See Note 9, Retirement Plans, for further information.
12.    Fair Value Measurements and Concentrations of Credit Risk
The following table shows the Company’s financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:

	January 28, 2023				January 29, 2022
		Fair Value Measurements				Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(millions)
Marketable equity and debt securities	$35	$35	$—	$—	$39	$39	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table shows the estimated fair value of the Company’s long-term debt, excluding other obligations:

	January 28, 2023			January 29, 2022
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,007	$2,996	$2,555	$3,295	$3,295	$3,254
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company places its temporary cash investments in what it believes to be high credit quality financial instruments.
13.    Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2022			2021			2020
	Net Income		Shares	Net Income		Shares	Net Loss		Shares
	(millions, except per share data)
Net income (loss) and average number of shares outstanding	$1,177		273.7	$1,430		305.8	$(3,944)		310.2
Shares to be issued under deferred compensation and other plans			1.0			1.0			1.0
	$1,177		274.7	$1,430		306.8	$(3,944)		311.1
Basic earnings (loss) per share		$4.28			$4.66			$(12.68)
Effect of dilutive securities:
Stock options and restricted stock units			6.4			7.2			—
	$1,177		281.1	$1,430		314.0	$(3,944)		311.1
Diluted earnings (loss) per share		$4.19			$4.55			$(12.68)
In addition to the stock options and restricted stock units in the foregoing table, stock options to purchase 12.1 million shares of common stock and restricted stock units relating to 0.7 million shares of common stock were outstanding at January 28, 2023, and stock options to purchase 12.4 million of shares of common stock and restricted stock units relating to 1.0 million shares of common stock were outstanding at January 29, 2022, but were not included in the computation of diluted earnings per share for 2022 or 2021, respectively, because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
For 2020, as a result of the net loss, all options and restricted stock units have been excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. Stock options to purchase 16.3 million shares of common stock and restricted stock units relating to 10.3 million shares of common stock outstanding at January 30, 2021 were excluded from the computation of diluted loss per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.    Commitments
Our estimated total purchase obligations, which primarily consist of merchandise purchase obligations and obligations under outsourcing arrangements, software license and other service commitments, energy and other supply agreements identified by the Company, and construction contracts, were approximately $2,600 million and $3,200 million as of January 28, 2023 and January 29, 2022, respectively. These purchase obligations are primarily due within 1 year and recorded as liabilities when goods are received or services rendered. The Company's merchandise purchase obligations fluctuate on a seasonal basis, typically being higher in the summer and early fall and being lower in the late winter and early spring. The Company purchases a substantial portion of its merchandise inventories and other goods and services in ways other than through binding contracts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
a.Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have carried out, as of January 28, 2023, with the participation of the Company’s management, an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of January 28, 2023 the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
b.Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this assessment, the Company’s management has concluded that, as of January 28, 2023, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023 and has issued an attestation report expressing an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page 40.
c.Changes in Internal Control over Financial Reporting
From time to time adoption of new accounting pronouncements, major organizational restructuring and realignment occurs for which the Company reviews its internal control over financial reporting. As a result of this review, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item for executive officers is set forth under “Item 1. Business - Information about our Executive Officers” in this report. The other information called for by this item is set forth under “Item 1. Election of Directors” and “Further Information Concerning the Board of Directors - Committees of the Board” in the Proxy Statement to be delivered to stockholders in connection with the 2023 Annual Meeting of Shareholders (the Proxy Statement), and incorporated herein by reference.
The Company’s Code of Conduct is in compliance with the applicable rules of the SEC and applies to the principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Conduct is available, free of charge, through the Company’s website at https://www.macysinc.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information to the Company’s website at the address and location specified above.
Set forth below are the names, ages and principal occupations of the Company's non-employee directors as of March 23, 2023.

Name	Age	Director Since	Principal Occupation
Emilie Arel	45	2022	President and Chief Executive Officer, Casper Sleep, Inc.
Francis S. Blake	73	2015	Former Chairman and Chief Executive Officer of The Home Depot, Inc.
Torrence N. Boone	53	2019	Vice President, Global Client Partnerships, Alphabet Inc.
John A. Bryant	57	2015	Former Chairman, President and Chief Executive Officer of Kellogg Company
Ashley Buchanan	49	2021	Chief Executive Officer of The Michaels Companies, Inc.
Marie Chandoha	61	2022	Former President and Chief Executive Officer of Charles Schwab Investment Management.
Deirdre P. Connelly	62	2008	Former President, North American Pharmaceuticals of GlaxoSmithKline
Jill Granoff	60	2022	Managing Partner of Eurazeo and Chief Executive Officer of Eurazeo’s Brands Division
Leslie D. Hale	50	2015	President and Chief Executive Officer of RLJ Lodging Trust
William H. Lenehan	46	2016	President and Chief Executive Officer of Four Corners Property Trust, Inc.
Sara Levinson	72	1997	Co-Founder and Director of Katapult
Paul C. Varga	59	2012	Former Chairman and Chief Executive Officer of Brown- Forman Corporation
Tracey Zhen	46	2021	Former President of Zipcar, a subsidiary of Avis Budget Group, Inc.
Item 11.    Executive Compensation.
Information called for by this item is set forth under “Compensation Discussion & Analysis,” “Compensation of the Named Executives for 2022,” “Compensation Committee Report,” and "Further Information Concerning the Board of Directors" in the Proxy Statement and incorporated herein by reference.
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
Item 14.    Principal Accountant Fees and Services.
Information called for by this item is set forth under “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and incorporated herein by reference.

PART IV
Item 15.    Exhibit and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
1.Financial Statements:
The list of financial statements required by this item is set forth in Item 8 “Financial Statements and Supplementary Data” and is incorporated herein by reference.
2.Financial Statement Schedules:
All schedules are omitted because they are inapplicable, not required, or the information is included elsewhere in the Consolidated Financial Statements or the notes thereto.
3.Exhibits:

Exhibit Number	Description	Document if Incorporated by Reference

3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 18, 2010

3.1.1	Certificate of Designations of Series A Junior Participating Preferred Stock	Exhibit 3.1.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 1995

3.1.2	Article Seventh of the Amended and Restated Certificate of Incorporation	Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 24, 2011

3.2	Amended and Restated By-Laws	Exhibit 3.2 to the Company's Current Report on Form 8-K filed October 31, 2022

4.1	Indenture, dated as of January 15, 1991, among the Company (as successor to The May Department Stores Company (“May Delaware”)), Macy's Retail Holdings, Inc. (“Macy's Retail”) (f/k/a The May Department Stores Company (NY) or “May New York”) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company and as successor to The First National Bank of Chicago), as Trustee (“1991 Indenture”)	Exhibit 4(2) to May New York’s Current Report on Form 8-K filed January 15, 1991

4.1.1	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1991 Indenture	Exhibit 10.13 to the Company's Current Report on Form 8-K filed August 30, 2005 (“August 30, 2005 Form 8-K”)

4.1.2	First Supplemental Indenture to 1991 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 2, 2020 (“May 2, 2020 Form 10-Q”)

4.1.3	Second Supplemental Indenture to 1991 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.4 to May 2, 2020 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
4.1.4	Third Supplemental Indenture to 1991 Indenture dated as of June 26, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.15 to May 2, 2020 Form 10-Q

4.1.5	Fourth Supplemental Indenture to 1991 Indenture dated as of June 30, 2021 by and among Macy’s Retail Holdings, LLC, Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended July 31, 2021

4.2	Indenture, dated as of December 15, 1994, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee (“1994 Indenture”)	Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-88328) filed January 9, 1995

4.2.1	Ninth Supplemental Indenture to 1994 Indenture, dated as of July 14, 1997, between the Company and U.S. Bank National Association (successor to State Street Bank and Trust Company and The First National Bank of Boston), as Trustee	Exhibit 3 to the Company's Current Report on Form 8-K filed July 15, 1997

4.2.2	Tenth Supplemental Indenture to 1994 Indenture, dated as of August 30, 2005, among the Company, Macy's Retail and U.S. Bank National Association (as successor to State Street Bank and Trust Company and as successor to The First National Bank of Boston), as Trustee	Exhibit 10.14 to August 30, 2005 Form 8-K

4.2.3	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1994 Indenture	Exhibit 10.16 to August 30, 2005 Form 8-K

4.2.4	Eleventh Supplemental Indenture to 1994 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.5 to May 2, 2020 Form 10-Q

4.2.5	Twelfth Supplemental Indenture to 1994 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.6 to May 2, 2020 Form 10-Q

4.2.6	Thirteenth Supplemental Indenture to 1994 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.16 to May 2, 2020 Form 10-Q

4.3	Indenture, dated as of June 17, 1996, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”, successor to J.P. Morgan Trust Company), as Trustee (“1996 Indenture”)	Exhibit 4.1 to the Registration Statement on Form S-3 (Registration No. 333-06171) filed June 18, 1996 by May Delaware

Exhibit Number	Description	Document if Incorporated by Reference
4.3.1	First Supplemental Indenture to 1996 Indenture, dated as of August 30, 2005, by and among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee	Exhibit 10.9 to August 30, 2005 Form 8-K

4.3.2	Second Supplemental Indenture to 1996 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.7 to May 2, 2020 Form 10-Q

4.3.3	Third Supplemental Indenture to 1996 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.8 to May 2, 2020 Form 10-Q

4.3.4	Fourth Supplemental Indenture to 1996 Indenture dated as of June 26, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.17 to May 2, 2020 Form 10-Q

4.4	Indenture, dated as of September 10, 1997, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee (“1997 Indenture”)	Exhibit 4.4 to the Company's Amendment No. 1 to Form S-3 (Registration No. 333-34321) filed September 11, 1997

4.4.1	First Supplemental Indenture to 1997 Indenture, dated as of February 6, 1998, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 2 to the Company's Current Report on Form 8-K filed February 6, 1998

4.4.2	Third Supplemental Indenture to 1997 Indenture, dated as of March 24, 1999, between the Company and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-76795) filed April 22, 1999

4.4.3	Seventh Supplemental Indenture to 1997 Indenture, dated as of August 30, 2005 among the Company, Macy's Retail and U.S. Bank National Association (successor to Citibank, N.A.), as Trustee	Exhibit 10.15 to August 30, 2005 Form 8-K

4.4.4	Guarantee of Securities, dated as of August 30, 2005, by the Company relating to 1997 Indenture	Exhibit 10.17 to August 30, 2005 Form 8-K

4.4.5	Eighth Supplemental Indenture to 1997 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.9 to May 2, 2020 Form 10-Q

4.4.6	Ninth Supplemental Indenture to 1997 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.10 to May 2, 2020 Form 10-Q

Exhibit Number	Description	Document if Incorporated by Reference
4.4.7	Tenth Supplemental Indenture to 1997 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.18 to May 2, 2020 Form 10-Q

4.5	Indenture, dated as of July 20, 2004, among the Company (as successor to May Delaware), Macy's Retail (f/k/a May New York) and BNY Mellon, as Trustee (“2004 Indenture”)	Exhibit 4.1 to Current Report on Form 8-K (File No. 001-00079) filed July 22, 2004 by May Delaware

4.5.1	First Supplemental Indenture to 2004 Indenture, dated as of August 30, 2005 among the Company (as successor to May Delaware), Macy's Retail and BNY Mellon (successor to J.P. Morgan Trust Company, National Association), as Trustee	Exhibit 10.10 to August 30, 2005 Form 8-K

4.6	Indenture, dated as of November 2, 2006, by and among Macy's Retail, the Company and U.S. Bank National Association, as Trustee (“2006 Indenture”)	Exhibit 4.6 to the Company's Registration Statement on Form S-3ASR (Registration No. 333-138376) filed November 2, 2006

4.6.1	Third Supplemental Indenture to 2006 Indenture, dated March 12, 2007, among Macy's Retail, the Company and U.S. Bank National Association, as Trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 12, 2007

4.6.2	Seventh Supplement Indenture to 2006 Indenture dated as of May 28, 2020 among Macy's Retail Holdings, Inc., a Delaware corporation (as successor to Macy's Retail Holdings, Inc., a New York corporation), Macy's, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.11 to May 2, 2020 Form 10-Q

4.6.3	Eighth Supplemental Indenture to 2006 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.12 to May 2, 2020 Form 10-Q

4.6.4	Ninth Supplemental Indenture to 2006 Indenture dated as of June 24, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.19 to May 2, 2020 Form 10-Q

4.7	Indenture, dated as of January 13, 2012, among Macy's Retail, the Company and BNY Mellon, as Trustee ("2012 Indenture")	Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 13, 2012 (“January 13, 2012 Form 8-K”)

4.7.1	Second Supplemental Trust Indenture to 2012 Indenture, dated as of January 13, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to January 13, 2012 Form 8-K

4.7.2	Fourth Supplemental Trust Indenture, dated as of November 20, 2012, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.3 to the Company's Current Report on Form 8-K filed November 20, 2012

Exhibit Number	Description	Document if Incorporated by Reference
4.7.3	Seventh Supplemental Trust Indenture, dated as of November 18, 2014, among Macy's Retail, as issuer, the Company, as guarantor, and BNY Mellon, as trustee	Exhibit 4.2 to the Company's Current Report on Form 8-K filed November 18, 2014

4.7.4	Eighth Supplemental Indenture to 2012 Indenture dated as of May 28, 2020 among Macy’s Retail Holdings, Inc., a Delaware corporation (as successor to Macy’s Retail Holdings, Inc., a New York corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.13 to May 2, 2020 Form 10-Q

4.7.5	Ninth Supplemental Indenture to 2012 Indenture dated as of June 3, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (as successor to Macy’s Retail Holdings, Inc., a Delaware corporation), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.14 to May 2, 2020 Form 10-Q

4.7.6	Tenth Supplemental Indenture to 2012 Indenture dated as of June 26, 2020 among Macy’s Retail Holdings, LLC, an Ohio limited liability company (as successor to Macy’s Retail Holdings, LLC, a Delaware limited liability company), Macy’s, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee	Exhibit 4.20 to May 2, 2020 Form 10-Q

4.8	Indenture, dated as of July 28, 2020, among Macy’s Retail Holdings, LLC, as issuer, Macy’s, Inc., as guarantor, and U.S. Bank National Association, as trustee and collateral trustee, relating to Macy’s Retail Holdings, LLC’s 6.65% Senior Secured Debentures due 2024, 6.7% Senior Secured Debentures due 2028, 8.75% Senior Secured Debentures due 2029, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 28, 2020 (“July 28, 2020 Form 8-K”)

4.8.1	Form of 6.65% Senior Secured Debentures due 2024, 6.7% Senior Secured Debentures due 2028, 8.75% Senior Secured Debentures due 2029, 7.875% Senior Secured Debentures due 2030, 6.9% Senior Secured Debentures due 2032 and 6.7% Senior Secured Debentures due 2034	Exhibit A to Exhibit 4.1 to July 28, 2020 Form 8-K

4.8.2	Fifth Supplemental Trust Indenture to 1996 Indenture, dated as of July 10, 2020, among Macy’s Retail Holdings, LLC, as issuer, Macy’s, Inc. as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Macy’s Retail Holdings, LLC’s 6.65% Senior Debentures due 2024, 6.7% Senior Debentures due 2028, 8.75% Senior Debentures due 2029, 7.875% Senior Debentures due 2030, 6.9% Senior Debentures due 2032 and 6.7% Senior Debentures due 2034	Exhibit 4.3 to July 28, 2020 Form 8-K

4.9	Indenture dated as of March 17, 2021 by and among Macy’s Retail Holdings, LLC as issuer, Macy’s, Inc. as guarantor and U.S. Bank National Association as trustee, relating to Macy’s Retail Holdings, LLC’s 5.875% Senior Notes due 2029	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 17, 2021

Exhibit Number	Description	Document if Incorporated by Reference
4.10	Indenture dated as of March 10, 2022 by and among Macy’s Retail Holdings, LLC as issuer, Macy’s, Inc. as guarantor and U.S. Bank Trust Company, National Association as trustee, relating to Macy’s Retail Holdings, LLC’s 5.875% Senior Notes due 2030	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 10, 2022

4.11	Indenture dated as of March 10, 2022 by and among Macy’s Retail Holdings, LLC as issuer, Macy’s, Inc. as guarantor and U.S. Bank Trust Company, National Association as trustee, relating to Macy’s Retail Holdings, LLC’s 6.125% Senior Notes due 2032	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 10, 2022

4.12	Description of the Company's Securities Registered under Section 12 of the Securities Exchange Act of 1934	Exhibit 4.8 to the Company’s Annual Report on Form 10-K (File No. 1-135360) for the fiscal year ended February 1, 2020 (“2019 Form 10-K”)

10.1	Credit Agreement, dated as of June 8, 2020, among Macy’s Inventory Funding LLC, as the Borrower, Macy’s Inventory Holdings LLC, as Parent, Bank of America, N.A., as Agent, L/C Issuer and Swing Line Lender, the other lenders party thereto, BofA Securities, Inc., Credit Suisse Loan Funding LLC, JPMorgan Chase Bank, N.A., Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Capital Markets LLC and Wells Fargo Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Loan Funding LLC and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Fifth Third Bank, National Association, MUFG Union Bank, N.A., as Co-Syndication Agents and Fifth Third Bank, National Association, MUFG Union Bank, N.A., PNC Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents	Exhibit 10.1 to June 9, 2020 Form 8-K

10.1.1	Third Amendment to Credit Agreement, dated as of March 3, 2022, by and among Macy’s Inventory Funding LLC, Macy’s Inventory Holdings LLC, the lenders party thereto and Bank of America, N.A., as agent, l/c issuer and swing line lender	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2022

10.2	Credit Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2019 (“May 15, 2019 Form 8-K”)

10.1.1	Amendment No. 1 to Credit Agreement dated as of June 8, 2020 among Macy’s Retail Holdings, LLC, a Delaware limited liability company (f/k/a Macy’s Retail Holdings, Inc.), as Borrower, Macy’s, Inc., a Delaware corporation, as Parent, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	Exhibit 10.2 to June 9, 2020 Form 8-K

10.4	Guarantee Agreement, dated as of May 9, 2019, among the Company, Macy's Retail and Bank of America, N.A., as administrative agent	Exhibit 10.2 to May 15, 2019 Form 8-K

10.5	Tax Sharing Agreement, dated as of October 31, 2014, among Macy's, Inc. and members of the Affiliated Group	Exhibit 10.7 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2015 (“2014 Form 10-K”)

Exhibit Number	Description	Document if Incorporated by Reference
10.6+	Amended and Restated Credit Card Program Agreement, dated November 10, 2014, among the Company, FDS Bank, Macy's Credit and Customer Services, Inc. (“MCCS”), Macy's West Stores, Inc., Bloomingdale's, Inc., Department Stores National Bank ("DSNB") and Citibank, N.A.	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed December 8, 2014

10.6.1+	Sixth Amendment to Amended and Restated Credit Card Program Agreement dated as of December 13, 2021, by and among Macy’s, Inc., FDS Bank, Macy’s Credit and Consumer Services, Inc., Bloomingdale's, LLC, and solely with respect to Section 2.1(a) FDS Thrift Holding Co., Inc., Department Stores National Bank and Citibank, N.A.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2021

10.7	Senior Executive Incentive Compensation Plan, as amended March 26, 2020 *	Exhibit 10.3 to May 2, 2020 Form 10-Q

10.8	Form of Indemnification Agreement *	Exhibit 10.14 to the Registration Statement on Form 10 (File No. 1-10951), filed November 27, 1991

10.9	Executive Severance Plan, effective November 1, 2009, as revised and restated January 1, 2014 *	Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 1, 2014 (“2013 Form 10-K”)

10.9.1	Senior Executive Severance Plan effective as of April 1, 2018 *	Exhibit 10.9.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 3, 2018 ("2017 Form 10-K")

10.10	Form of Nonqualified Stock Option Agreement under the 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.15.3 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended February 2, 2013 ("2012 Form 10-K")

10.10.1	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees) *	Exhibit 10.14.4 to 2014 Form 10-K

10.10.2	Form of Nonqualified Stock Option Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (for Executives and Key Employees), as amended *	Exhibit 10.10.5 to 2017 Form 10-K

10.10.3	Form of Stock Option Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.11	Form of Time-Based Restricted Stock Agreement under the 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.3 to the Company's Current Report on Form 8-K filed March 25, 2010

10.12	2020-2022 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended August 1, 2020

10.12.1	2021-2023 Performance-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan*	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 1, 2021

Exhibit Number	Description	Document if Incorporated by Reference
10.12.2	2022-2024 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.2+ to the Company’s Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended April 30, 2022
10.13	Form of Time-Based Restricted Stock Unit Agreement under the 2009 Omnibus Incentive Compensation Plan*	Exhibit 10.19 to 2012 Form 10-K

10.13.1	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Exhibit 10.18.1 to 2014 Form 10-K

10.13.2	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan (with dividend equivalents) *	Exhibit 10.13.2 to 2017 Form 10-K

10.13.3	Form of Time-Based Restricted Stock Unit Agreement under the Amended and Restated 2009 Omnibus Incentive Compensation Plan, as amended *	Exhibit 10.13.3 to 2017 Form 10-K

10.13.4	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2018 Equity and Incentive Compensation Plan *	Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 1-13536) for the quarter ended May 4, 2019

10.13.5	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*	Exhibit 10.13.5 to 2022 Form 10-K
10.14	Supplementary Executive Retirement Plan *	Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 31, 2009 (“2008 Form 10-K”)

10.14.1	First Amendment to the Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.21.1 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2012

10.14.2	Second Amendment to Supplementary Executive Retirement Plan effective January 1, 2012 *	Exhibit 10.20.2 to 2012 Form 10-K

10.14.3	Third Amendment to Supplementary Executive Retirement Plan effective December 31, 2013 *	Exhibit 10.20.3 to 2013 Form 10-K

10.15	Executive Deferred Compensation Plan *	Exhibit 10.30 to 2008 Form 10-K

10.15.1	First Amendment to Executive Deferred Compensation Plan effective December 31, 2013 *	Exhibit 10.21.1 to 2013 Form 10-K

10.16	Macy's, Inc. 401(k) Retirement Investment Plan (the "Plan") (amending and restating the Macy's, Inc. 401(k) Retirement Investment Plan) effective as of January 1, 2014 *	Exhibit 10.22 to 2013 Form 10-K

10.16.1	First Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014, effective January 1, 2014 *	Exhibit 10.21.1 to 2014 Form 10-K

10.16.2	Second Amendment to the Plan regarding marriage status, effective January 1, 2014 *	Exhibit 10.21.2 to 2014 Form 10-K

10.16.3	Third Amendment to the Plan regarding matching contributions with respect to the Plan’s plan years beginning on and after January 1, 2014 *	Exhibit 10.21.3 to 2014 Form 10-K

Exhibit Number	Description	Document if Incorporated by Reference
10.16.4	Fourth Amendment to the Plan regarding rules applicable to Puerto Rico participants effective January 1, 2011 (and for the Plan's plan years beginning on and after that date)*	Exhibit 10.17.4 to the Company's Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 30, 2016 ("2015 Form 10-K")

10.16.5	Fifth Amendment to the Plan regarding eligible associates to participate (pre-tax deferrals only, no match) immediately upon hire effective as of January 1, 2014*	Exhibit 10.17.5 to 2015 Form 10-K

10.17	Director Deferred Compensation Plan *	Exhibit 10.33 to 2008 Form 10-K

10.18	Macy's, Inc. Amended and Restated 2009 Omnibus Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 2, 2014

10.19	Macy's, Inc. 2018 Equity and Incentive Compensation Plan *	Appendix B to the Company's Proxy Statement dated April 4, 2018

10.20	Macy’s, Inc. 2021 Equity and Incentive Compensation Plan*	Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 6, 2021

10.21	Macy's, Inc. Deferred Compensation Plan (Amended and restated effective as of August 1, 2018) *	Exhibit 10.18 to 2019 Form 10-K

10.22	Change in Control Plan, effective November 1, 2009, as revised and restated effective April 1, 2018 *	Exhibit 10.20 to 2017 Form 10-K

10.23	Time Sharing Agreement between Macy's, Inc. and Jeff Gennette, dated June 14, 2017 *	Exhibit 10.21.1 to 2017 Form 10-K

10.24	Macy’s, Inc. Employee Stock Purchase Plan*	Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-265177) filed May 24, 2022
21	Subsidiaries

22	List of Subsidiary Guarantors

23	Consent of KPMG LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2023, filed March 24, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as block of text and in detail.

Exhibit Number	Description	Document if Incorporated by Reference

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
_________________________
+    Portions of the exhibit have been omitted pursuant to a request for confidential treatment or because it is both not material and is of the type the registrant treats as confidential.
*Constitutes a compensatory plan or arrangement.

Item 16.    Form 10-K Summary.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY’S, INC.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia
Executive Vice President, Chief Legal Officer and Secretary
Date: March 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2023.

*	*	*
Jeff Gennette	Adrian V. Mitchell	Paul Griscom
Chief Executive Officer (principal executive officer), Chairman of the Board and Director	Executive Vice President and Chief Financial Officer (principal financial officer)	Senior Vice President and Controller (principal accounting officer)

*	*	*
Emilie Arel	Francis S. Blake	Torrence N. Boone
Director	Director	Director

*	*	*
John A. Bryant	Ashley Buchanan	Marie Chandoha
Director	Director	Director

*	*	*
Deirdre P. Connelly	Jill Granoff	Leslie D. Hale
Director	Director	Director

*	*	*
William H. Lenehan	Sara Levinson	Paul C. Varga
Director	Director	Director

*
Tracey Zhen
Director
_________________________
*The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and directors and filed herewith.

By:	/s/ ELISA D. GARCIA
Elisa D. Garcia
Attorney-in-Fact