Form 10-Q
period 2023-04-29
Macy's, Inc.
filed 2023-06-06
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 1-13536
________________________________
Macy's, Inc.
(Exact name of registrant as specified in its charter)
________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 27, 2023
Common Stock, $.01 par value per share	272,529,787 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	$4,982	$5,348
Other revenue	191	217
Total revenue	5,173	5,565

Cost of sales	(2,988)	(3,231)
Selling, general and administrative expenses	(1,950)	(1,905)
Gains on sale of real estate	11	42
Impairment, restructuring and other costs	(2)	(8)
Operating income	244	463
Benefit plan income, net	4	7
Interest expense, net	(37)	(47)
Losses on early retirement of debt	—	(31)
Income before income taxes	211	392
Federal, state and local income tax expense	(56)	(106)
Net income	$155	$286
Basic earnings per share	$0.57	$1.01
Diluted earnings per share	$0.56	$0.98
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended
	April 29, 2023	April 30, 2022
Net income	$155	$286
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	2	5
Tax effect related to items of other comprehensive income	(1)	(1)
Total other comprehensive income, net of tax effect	1	4
Comprehensive income	$156	$290
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	April 29, 2023	January 28, 2023	April 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$603	$862	$672
Receivables	255	300	233
Merchandise inventories	4,607	4,267	4,956
Prepaid expenses and other current assets	390	424	372
Total Current Assets	5,855	5,853	6,233
Property and Equipment - net of accumulated depreciation and amortization of $4,763, $4,633 and $4,671	5,864	5,913	5,601
Right of Use Assets	2,715	2,683	2,736
Goodwill	828	828	828
Other Intangible Assets – net	432	432	434
Other Assets	1,174	1,157	1,140
Total Assets	$16,868	$16,866	$16,972
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Merchandise accounts payable	$2,415	$2,053	$2,865
Accounts payable and accrued liabilities	2,233	2,750	2,456
Income taxes	134	58	222
Total Current Liabilities	4,782	4,861	5,543
Long-Term Debt	2,996	2,996	2,994
Long-Term Lease Liabilities	2,996	2,963	3,030
Deferred Income Taxes	916	947	968
Other Liabilities	1,008	1,017	1,159
Shareholders' Equity	4,170	4,082	3,278
Total Liabilities and Shareholders’ Equity	$16,868	$16,866	$16,972
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 28, 2023	$3	$467	$6,268	$(2,038)	$(618)	$4,082
Net income			155			155
Other comprehensive income					1	1
Common stock dividends ($0.1654 per share)			(45)			(45)
Stock repurchases				(25)		(25)
Stock-based compensation expense		14				14
Stock issued under stock plans		(108)		96		(12)
Balance at April 29, 2023	$3	$373	$6,378	$(1,967)	$(617)	$4,170
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

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	13 Weeks Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net income	$155	$286
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	2	8
Depreciation and amortization	218	206
Stock-based compensation expense	14	13
Gains on sale of real estate	(11)	(42)
Benefit plans	2	5
Amortization of financing costs and premium on acquired debt	3	2
Deferred income taxes	(32)	(17)
Changes in assets and liabilities:
Decrease in receivables	45	65
Increase in merchandise inventories	(340)	(573)
Decrease (increase) in prepaid expenses and other current assets	32	(13)
Increase in merchandise accounts payable	374	639
Decrease in accounts payable and accrued liabilities	(415)	(424)
Increase in current income taxes	82	122
Change in other assets and liabilities	(24)	(29)
Net cash provided by operating activities	105	248
Cash flows from investing activities:
Purchase of property and equipment	(215)	(171)
Capitalized software	(81)	(90)
Disposition of property and equipment	25	73
Other, net	1	(6)
Net cash used by investing activities	(270)	(194)
Cash flows from financing activities:
Debt issued	—	850
Debt issuance costs	—	(21)
Debt repaid	(1)	(1,139)
Debt repurchase premium and expenses	—	(29)
Dividends paid	(45)	(45)
Decrease in outstanding checks	(13)	(126)
Acquisition of treasury stock	(35)	(584)
Net cash used by financing activities	(94)	(1,094)
Net decrease in cash, cash equivalents and restricted cash	(259)	(1,040)
Cash, cash equivalents and restricted cash beginning of period	865	1,715
Cash, cash equivalents and restricted cash end of period	$606	$675
Supplemental cash flow information:
Interest paid	$60	$86
Interest received	11	1
Income taxes paid, net of refunds received	6	1
Note: Restricted cash of $3 million is included within cash and cash equivalents for both the 13 weeks ended April 29, 2023 and April 30, 2022.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of April 29, 2023, the Company's operations and operating segments were conducted through Macy's, Market by Macy’s, Macy’s Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomie’s, and bluemercury.
Bloomingdale's in Dubai, United Arab Emirates and Al Zahra, Kuwait are operated under a license agreement with Al Tayer Insignia, a company of Al Tayer Group, LLC.
A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (the "2022 10-K"). The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2022 10-K.
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
The Consolidated Financial Statements for the 13 weeks ended April 29, 2023 and April 30, 2022, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 weeks ended April 29, 2023 and April 30, 2022 (which do not include the Christmas season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts in the most recent years.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 weeks ended April 29, 2023 and April 30, 2022 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (ASU 2022-04), which requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. ASU 2022-04 became effective for the Company beginning in 2023. The Company adopted ASU 2022-04 in the first quarter of 2023, with the exception of the rollforward information which will be reflected in the fourth quarter, and the adoption did not have a material impact on the consolidated financial statements. See Note 7 for disclosures related to the Company's supplier finance programs.
2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	April 29, 2023			April 30, 2022
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$155		272.2	$286		282.6
Shares to be issued under deferred compensation and other plans			0.9			1.0
	$155		273.1	$286		283.6
Basic earnings per share		$0.57			$1.01
Effect of dilutive securities:
Stock options and restricted stock units			4.7			7.3
	$155		277.8	$286		290.9
Diluted earnings per share		$0.56			$0.98
In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 10.0 million and 12.3 million shares of common stock and restricted stock units relating to 5.4 million and 0.4 million shares of common stock were outstanding at April 29, 2023 and April 30, 2022, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.    Revenue
Net sales, which mainly consist of retail sales but also include merchandise returns, gift cards and loyalty programs, represented 96% and 96% of total revenue for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network revenue.

	13 Weeks Ended
Revenues	April 29, 2023	April 30, 2022
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$2,025	$2,090
Women's Apparel	1,150	1,282
Men's and Kids'	1,018	1,086
Home/Other (a)	789	890
Total Net Sales	4,982	5,348

Credit card revenues, net	162	191
Macy's Media Network revenue, net (b)	29	26
Other Revenue	191	217

Total Revenue	$5,173	$5,565
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network ("MMN") is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy’s accounted for 85% and 86% of the Company’s net sales for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively. In addition, digital sales accounted for approximately 32% and 33% of the Company’s net sales for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively.
Retail Sales
Retail sales include merchandise sales, inclusive of delivery income, licensed department income, sales of private brand goods directly to third-party retailers and sales of excess inventory to third parties. Sales of merchandise are recorded at point of sale for in-store purchases or the time of shipment to the customer for digital purchases and are reported net of estimated merchandise returns and certain customer incentives. Commissions earned on sales generated by licensed departments are included as a component of total net sales and are recognized as revenue at the time merchandise is sold to customers. Service revenues (e.g., alteration and cosmetic services) are recorded at the time the customer receives the benefit of the service. The Company has elected to present sales taxes on a net basis and sales taxes are included in accounts payable and accrued liabilities until remitted to the taxing authorities.
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $214 million, $236 million and $245 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively. Included in prepaid expenses and other current assets is an asset totaling $127 million, $152 million and $144 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively, for the recoverable cost of merchandise estimated to be returned by customers.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $360 million, $399 million and $428 million as of April 29, 2023, January 28, 2023 and April 30, 2022, respectively.
Credit Card Revenues
In 2005, in connection with the sale of most of the Company's credit card accounts and related receivable balances to Citibank, the Company and Citibank entered into a long-term marketing and servicing alliance pursuant to the terms of a Credit Card Program Agreement ("Credit Card Program"). Subsequent to this initial arrangement and associated amendments, on December 13, 2021, the Company entered into the sixth amendment to the amended and restated Credit Card Program with Citibank (the "Program Agreement"). The changes to the Credit Card Program's financial structure are not materially different from its previous terms. As part of the Program Agreement, the Company receives payments for providing a combination of interrelated services and intellectual property to Citibank in support of the underlying Credit Card Program. Revenue based on the spending activity of the underlying accounts is recognized as the respective card purchases occur and the Company's profit share is recognized based on the performance of the underlying portfolio. Revenue associated with the establishment of new credit accounts and assisting in the receipt of payments for existing accounts is recognized as such activities occur. Credit card revenues include finance charges, late fees and other revenue generated by the Company’s Credit Card Program, net of fraud losses and expenses associated with establishing new accounts, credit card funding costs and bad debt reserves and are a component of other revenue on the consolidated statements of income.
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
4.    Financing Activities
The Company did not borrow or repay any debt, outside of capital lease activity, during the first quarter of 2023. In the first quarter of 2022, the Company issued $425 million of 5.875% senior notes due 2030 and $425 million of 6.125% senior notes due 2032 in a private offering and repaid $1.1 billion aggregate principal amount of senior notes and debentures.
As of April 29, 2023 and April 30, 2022, the Company had $138 million and $65 million of standby letters of credit outstanding under its revolving credit facility ("ABL Credit Facility"), respectively, which reduced the available borrowing capacity to $2,862 million and $2,935 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of April 29, 2023 and April 30, 2022.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the 13 weeks ended April 29, 2023, the Company repurchased approximately 1.4 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $25 million. As of April 29, 2023, the Company had $1,375 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended
	April 29, 2023	April 30, 2022
	(millions)
401(k) Qualified Defined Contribution Plan	$23	$22
Pension Plan
Interest cost	$22	$14
Expected return on assets	(34)	(31)
Recognition of net actuarial loss	2	4
	$(10)	$(13)
Supplementary Retirement Plan
Interest cost	5	4
Recognition of net actuarial loss	2	3
	$7	$7

Total Retirement Expense	$20	$16

Postretirement Obligations
Interest cost	1	—
Recognition of net actuarial gain	(2)	(1)
	$(1)	$(1)

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
Level 3: Significant unobservable inputs for the assets

	April 29, 2023				April 30, 2022
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$36	$36	$—	$—	$35	$35	$—	$—
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
The following table shows the estimated fair value of the Company's long-term debt:

	April 29, 2023			April 30, 2022
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,007	$2,996	$2,468	$3,007	$2,994	$2,675

7.    Supplier Finance Programs
The Company has agreements with third-party financial institutions to facilitate supply chain finance (“SCF”) programs. The programs allow qualifying suppliers to sell their receivables, on an invoice level at the selection of the supplier, from the Company to the financial institution and negotiate their outstanding receivable arrangements and associated fees directly with the financial institution. Macy's, Inc. is not party to the agreements between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the SCF programs require payment in full by the financial institution to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF programs.

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party institutions in merchandise accounts payable in the consolidated balance sheets, and associated payments are included in operating activities in the consolidated statements of cash flows. The Company’s outstanding obligations as of April 29, 2023, January 28, 2023 and April 30, 2022 were $102 million, $63 million and $106 million, respectively.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "first quarter of 2023" and "first quarter of 2022" are to the Company's 13-week fiscal periods ended April 29, 2023 and April 30, 2022, respectively.
The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes included elsewhere in this report, as well as the financial and other information included in the 2022 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could materially differ from those discussed in these forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed below and elsewhere in this report (particularly in "Risk Factors" and in "Forward-Looking Statements") and in the 2022 10-K (particularly in "Risk Factors" and in "Forward-Looking Statements"). This discussion includes Non-GAAP financial measures. For information about these measures, see the disclosure under the caption "Important Information Regarding Non-GAAP Financial Measures".
Quarterly Overview
Certain financial highlights are as follows:
•Macy's, Inc. comparable sales declined 7.9% on an owned basis; and declined 7.2% on an owned-plus-licensed basis compared to the first quarter of 2022.
◦Macy’s comparable sales declined 8.7% on an owned basis and declined 7.9% on an owned-plus-licensed basis compared to the first quarter of 2022.
◦Bloomingdale’s comparable sales declined 3.9% on an owned basis and declined 4.3% on an owned-plus-licensed basis compared to the first quarter of 2022.
◦bluemercury comparable sales increased 4.3% on an owned basis compared to the first quarter of 2022.
•Digital sales decreased 8% versus the first quarter of 2022. Digital penetration was 32% of net sales for the first quarter of 2023, a 1-percentage point decline from the first quarter of 2022.
•Other revenues were $191 million, down $26 million from the first quarter of 2022.
•Gross margin was 40.0%, compared to 39.6% in the first quarter of 2022.
•Selling, general and administrative ("SG&A") expense was $1,950 million, up $45 million from the first quarter of 2022. SG&A expense as a percent of total revenue was 37.7%, 350 basis points higher than the first quarter of 2022.
•Net income was $155 million in the first quarter of 2023, compared to $286 million in the first quarter of 2022.
•The first quarter of 2023 had earnings before interest, taxes, depreciation and amortization ("EBITDA") of $466 million compared to EBITDA of $676 million during the first quarter of 2022. On an adjusted basis, EBITDA was $468 million for the first quarter of 2023, compared to $684 million during the first quarter of 2022.
•Diluted earnings per share and adjusted diluted earnings per share were both $0.56 during the first quarter of 2023. This compares to diluted earnings per share and adjusted diluted earnings per share of $0.98 and $1.08 for the first quarter of 2022, respectively.
•Inventory was down 7% from the first quarter of 2022.

MACY'S, INC.
During the first quarter of 2023, the Company continued to invest in its five primary growth vectors that represent strategic investments designed to target future long-term profitable sales growth:
•Macy's private brands reimagination - designed to drive customer loyalty, be a differentiator for the business, complement national brands matrix and benefit gross margin. During the first quarter of 2023, INC women's and Club Room men's, both of which have been reimagined, outperformed their respective broader apparel segments at Macy's. The Company is also in the process of developing its newest brand, which will offer women's apparel and accessories and is expected to launch later this summer.
•Market by Macy's and Bloomies off-mall small format store expansion - plays an integral role in supporting the omnichannel ecosystem, which the Company expects to unlock the full potential by testing and learning in 2023 and potentially accelerating openings in 2024 if stores continue to outperform. During the first quarter of 2023, the Company's small format stores open at least one full fiscal year achieved positive comparable owned-plus-licensed sales growth.
•Digital marketplace - on a multi-year journey with marketplace, keeping a pulse on market dynamics and shifts to deliver the best experience for customers and sellers. During the first quarter of 2023, the Company added approximately 450 brands, its gross merchandise value increased over 50% compared to the fourth quarter of 2022 and average order value and units per order were approximately 50% above those customers not shopping at Marketplace. The Company expects to launch a Bloomingdale's Marketplace in early fall 2023.
•Luxury brands - attracting and retaining luxury customer through differentiated products, services and experiences at Bloomingdale's, bluemercury and beauty at Macy's. At Macy's the Company has elevated its beauty business with a larger luxury assortment that continued to increase in first quarter of 2023 and is expected to grow with even more partnerships during 2023.
•Personalized offers and communication - opportunity to build loyalty, grow customer lifetime value and product margins, creating tailored and intimate customer experience. During the first quarter of 2023, the Company tested personalization of offers within its typical event structure, which showed different customers various value propositions by level of discount and category of offer. This testing was in addition to loyalty lifecycle offers, such as status earn-back accelerators and targeted offers to at-risk customers. The testing suggests personalized offers have the ability to foster sales growth, margin expansion, and stronger customer engagement. The Company has accelerated its analytics-powered campaigns in the second quarter of 2023 and will use the learnings to inform its view on opportunities at Bloomingdale's and bluemercury.

MACY'S, INC.
Results of Operations

	First Quarter of 2023			First Quarter of 2022
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,982			$5,348
Other revenue	191	3.8%		217	4.1%
Total revenue	5,173			5,565
Cost of sales	(2,988)	(60.0)%		(3,231)	(60.4)%
Selling, general and administrative expenses	(1,950)		(37.7)%	(1,905)		(34.2)%
Gains on sale of real estate	11		0.2%	42		0.8%
Impairment, restructuring and other costs	(2)		—%	(8)		(0.1)%
Operating income	244		4.7%	463		8.3%

Diluted earnings per share	$0.56			$0.98

Supplemental Financial Measures
Gross margin (a)	$1,994	40.0%		$2,117	39.6%
Digital sales as a percentage of net sales	32%			33%
Increase (decrease) in comparable sales	(7.9)%			12.8%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned-plus-licensed basis	(7.2)%			12.4%
Adjusted diluted earnings per share	$0.56			$1.08
EBITDA	$466			$676
Adjusted EBITDA	$468			$684
(a)Gross margin is defined as net sales less cost of sales.
See pages 22 to 23 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.
Comparison of the First Quarter of 2023 and the First Quarter of 2022

	First Quarter of 2023	First Quarter of 2022
Net sales	$4,982	$5,348
Increase (decrease) in comparable sales	(7.9)%	12.8%
Increase (decrease) in comparable sales on an owned-plus-licensed basis	(7.2)%	12.4%
Digital sales as a percent of net sales	32%	33%
Net sales for the first quarter of 2023 decreased for Macy’s and Bloomingdale’s, but improved for bluemercury. During the quarter, net sales were impacted by macroeconomic conditions as consumer spending in discretionary categories came under pressure. The Company experienced strength in categories that are less discretionary, including beauty, women's career sportswear, men's tailored and off-price as well as trend improvement in certain soft home categories. Seasonal and social occasion categories underperformed compared to the first quarter of 2022.

MACY'S, INC.

	First Quarter of 2023		First Quarter of 2022
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$162	3.3%	$191	3.6%
Macy's Media Network, net	29	0.6%	26	0.5%
Other revenue	$191	3.8%	$217	4.1%

Proprietary credit card sales penetration	43.6%		43.1%
The decrease in other revenues was primarily driven by a $29 million decrease in credit card revenues. This decrease reflects the impact of higher bad debt within the portfolio.

	First Quarter of 2023	First Quarter of 2022
Cost of sales	$(2,988)	(3,231)
As a percent to net sales	60.0%	60.4%
Gross margin	$1,994	$2,117
As a percent to net sales	40.0%	39.6%
The increase in the gross margin of 40 basis points was primarily driven by a 40 basis point improvement in delivery expense due to improvements in contracted rates and 100 basis point decline in digital penetration. Merchandise margin remained flat to the first quarter of 2022 due lower clearance markdowns and lean beginning-of-year inventories, offset by increased promotional markdowns in seasonal categories and impacts from category mix. Inventory declined 7% year-over-year, which is consistent with the decrease in net sales and driven by the Company's continued inventory discipline.

	First Quarter of 2023	First Quarter of 2022
SG&A expenses	$(1,950)	$(1,905)
As a percent to total revenue	37.7%	34.2%
SG&A expenses increased in the first quarter of 2023 both in dollars and as a percent to total revenue. The increase in SG&A expense dollars and as a percent to total revenue corresponds with the increase in the Company’s minimum wage to $15/hour beginning May 1, 2022 as well as other continued investments in its colleagues. The increase was also driven by increases in depreciation and amortization expense as a result of the Company's capital investments.

	First Quarter of 2023	First Quarter of 2022
Gains on sale of real estate	$11	$42
The gains on sale of real estate in the first quarter of 2023 were driven by the sale of the Company's Cheshire distribution center while gains on the sale of real estate in the first quarter of 2022 were driven by the sale of four properties.

	First Quarter of 2023	First Quarter of 2022
Net interest expense	$(37)	$(47)
The decrease in net interest expense, excluding losses on early retirement of debt, was primarily driven by interest savings associated with financing activities completed during the first quarter of 2022.

	First Quarter of 2023	First Quarter of 2022
Losses on early retirement of debt	$—	$(31)
In 2022, losses on early retirement of debt were recognized due to the early payment of $1.1 billion aggregate principal amount of senior notes and debentures in the first quarter of 2022.

MACY'S, INC.

	First Quarter of 2023	First Quarter of 2022
Effective tax rate	26.5%	27.0%
Federal income statutory rate	21%	21%
The Company’s effective tax rate varies from the federal income tax statutory rate of 21% in both periods, primarily driven by the effect of state and local taxes and the vesting and cancellations of certain stock-based compensation awards.
Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the ABL Credit Facility (as defined below). Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, lease obligations, merchandise purchase obligations, retirement plan benefits, and self-insurance reserves.
Merchandise purchase obligations represent future merchandise payables for inventory purchased from various suppliers through contractual arrangements and are expected to be funded through cash from operations.
Capital Allocation
The Company’s capital allocation goals include maintaining a healthy balance sheet and investment-grade credit metrics, followed by investing in growth initiatives and returning capital to shareholders through predictable dividends and share repurchases with excess cash.
The Company ended the first quarter of 2023 with a cash and cash equivalents balance of $603 million, a decrease of $69 million from $672 million at the end of the first quarter of 2022. The Company is party to the ABL Credit Facility with certain financial institutions providing for a $3,000 million asset-based credit facility.

	First Quarter of 2023	First Quarter of 2022
Net cash provided by operating activities	$105	$248
Net cash used by investing activities	(270)	(194)
Net cash used by financing activities	(94)	(1,094)
Operating Activities
The decrease in net cash provided by operating activities was primarily driven by lower net income. The increases in both merchandise inventory and merchandise accounts payable as of the first quarter of 2023 from year end 2022 were also lower than what was realized during the same period in the prior year, ultimately resulting in a reduced cash inflow.
Investing Activities
The Company’s capital expenditures were $296 million through the first quarter of 2023 compared to $261 million through the first quarter of 2022. Capital expenditures in the current year are primarily focused on digital and technology investments, data and analytics, supply chain modernization and omni-channel capabilities. The Company's asset disposition activity was also lower in the first quarter of 2023 compared to the first quarter of 2022.
Financing Activities
Dividends
The Company paid dividends totaling $45 million in both the first quarter of 2023 and 2022. On February 24, 2023, the Board of Directors declared regular quarterly dividends of 16.54 cents per share on the Company’s common stock, which was paid on April 3, 2023, to Macy’s shareholders of record at the close of business on March 15, 2023.
On May 31, 2023, the Company's Board of Directors declared a regular quarterly dividend of 16.54 cents per share on its common stock, payable July 3, 2023, to shareholders of record at the close of business on June 15, 2023. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.

MACY'S, INC.
Stock Repurchases
On February 22, 2022, the Company’s announced that its Board of Directors authorized a new $2,000 million share repurchase program, which does not have an expiration date. During the first quarter of 2023, the Company repurchased approximately 1.4 million shares of its common stock at an average cost of $17.57 per share on the open market under its share repurchase program and as of April 29, 2023, $1,375 million remained available under the authorization. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company. During the first quarter of 2023, the Company also withheld approximately $12 million of shares for tax purposes associated with the issuance of certain stock awards.
Debt Transactions
As of April 29, 2023 and April 30, 2022, the Company had $138 million and $65 million of standby letters of credit outstanding under its revolving credit facility (“ABL Credit Facility”), respectively, which reduced the available borrowing capacity to $2,862 million and $2,935 million respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of April 29, 2023 and April 30, 2022.
Contractual Obligations
As of April 29, 2023, other than the financing transactions discussed above and in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to our contractual obligations and commitments outside the ordinary course of business since January 28, 2023, as reported in the Company’s 2022 Form 10-K.
Guarantor Summarized Financial Information
The Company had $3,007 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the “Unsecured Notes”) outstanding as of both April 29, 2023 and January 28, 2023 with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company’s existing and future senior unsecured obligations, senior to any of the Company’s future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company’s subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company’s secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantee are effectively subordinated to all of the Subsidiary Issuer’s and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $7,933 million and $9,146 million as of April 29, 2023 and January 28, 2023, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $401 million for the 13 weeks ended April 29, 2023, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.
Summarized Balance Sheets

	April 29, 2023	January 28, 2023
	(in millions)
ASSETS
Current Assets	$899	$1,154
Noncurrent Assets	8,223	8,261
LIABILITIES
Current Liabilities	$2,234	$1,958
Noncurrent Liabilities (a)	10,647	12,517
(a)Includes net amounts due to non-Guarantor subsidiaries of $4,537 million and $6,784 million as of April 29, 2023 and January 28, 2023, respectively.

MACY'S, INC.
Summarized Statement of Operations

13 Weeks Ended April 29, 2023
(in millions)
Net sales	$216
Consignment commission income (a)	769
Other revenue	29
Cost of sales	(109)
Operating loss	(270)
Income before income taxes (b)	106
Net income	196
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $442 million of dividend income from non-Guarantor subsidiaries for the 13 weeks ended April 29, 2023.
Outlook and Recent Developments
On June 1, 2023, the Company updated its annual 2023 guidance as follows:
•Net sales are now expected to be between $22.8 billion and $23.2 billion,
•Comparable sales on a 52-week owned-plus-licensed basis are now expected to be down approximately 7.5% to 6% as compared to 2022,
•Digital sales are now expected to be one-third of net sales,
•Other revenue is now expected to be approximately 3.6% of net sales, with credit card revenues accounting for approximately 82% to 83% of other revenue,
•Gross margin rate is now expected to be between 38.0% and 38.5%,
•SG&A as a percent of total revenue and as a percent to net sales is now expected to be approximately 34.5% to 35.5% and 36.7% to 36.8%, respectively,
•Benefit plan income is now expected to be approximately $13 million,
•Depreciation and amortization is now expected to be approximately $900 million,
•Adjusted EBITDA as a percent of total revenue and as a percent of net sales is now expected to be approximately 8.8% to 9.4% and 9.1% to 9.7%, respectively,
•Adjusted diluted EPS is now expected to be between $2.70 and $3.20, and
•Capital expenditures are now expected to be approximately $950 million

MACY'S, INC.
Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned-plus-licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure which the Company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company’s core operations and that may vary substantially in frequency and magnitude from period-to-period from net income, diluted earnings per share attributable to Macy's, Inc. shareholders and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
The Company does not provide reconciliations of the forward-looking non-GAAP measures of comparable owned plus licensed sales change, adjusted EBITDA and adjusted diluted earnings per share to the most directly comparable forward-looking GAAP measures because the timing and amount of excluded items are unreasonably difficult to fully and accurately estimate. For the same reasons, the Company is unable to address the probable significance of the unavailable information, which could be material to future results.
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
Changes in Comparable Sales
The following is a tabular reconciliation of the non-GAAP financial measure of changes in comparable sales on an owned-plus-licensed basis, to GAAP comparable sales (i.e., on an owned basis), which the Company believes to be the most directly comparable GAAP financial measure.

	Comparable Sales vs. 13 Weeks Ended April 30, 2022
	Macy's, Inc.	Macy's	Bloomingdale's
Increase (decrease) in comparable sales on an owned basis (Note 1)	(7.9%)	(8.7%)	(3.9%)
Impact of departments licensed to third parties (Note 2)	0.7%	0.8%	(0.4%)
Increase (decrease) in comparable sales on an owned-plus-licensed basis	(7.2%)	(7.9%)	(4.3%)
Notes:
(1)Represents the period-to-period percentage change in net sales from stores in operation for both the entire 13 weeks ended April 29, 2023 and April 30, 2022. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.

MACY'S, INC.
(2)Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales in the calculation of comparable sales. Macy’s and Bloomingdale’s license third parties to operate certain departments in their stores and online and receive commissions from these third parties based on a percentage of their net sales, while Bluemercury does not participate in licensed businesses. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The amounts of commissions earned on sales of departments licensed to third parties are not material to its net sales for the periods presented.
EBITDA and Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measure EBITDA and Adjusted EBITDA to GAAP net income, which the Company believes to be the most directly comparable GAAP measure.

	13 Weeks Ended April 29, 2023	13 Weeks Ended April 30, 2022
	(millions)
Net income	$155	$286
Interest expense - net	37	47
Losses on early retirement of debt	—	31
Federal, state and local income tax expense	56	106
Depreciation and amortization	218	206
EBITDA	$466	$676
Impairment, restructuring and other costs	2	8
Adjusted EBITDA	$468	$684

Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	First Quarter of 2023		First Quarter of 2022
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$155	$0.56	$286	$0.98
Impairment, restructuring and other costs	2	—	8	0.03
Losses on early retirement of debt	—	—	31	0.11
Income tax impact of certain items noted above	—	—	(10)	(0.04)
As adjusted to exclude certain items above	$157	$0.56	$315	$1.08

MACY'S, INC.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the Company’s market risk as described in the Company's 2022 10-K. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2022 10-K.
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of April 29, 2023, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of April 29, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors.
There have been no material changes to the Risk Factors described in Part I, Item 1A."Risk Factors" in the Company's 2022 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table provides information regarding the Company’s purchase of Common Stock during the first quarter of 2023.

	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) ($)
	(thousands)		(thousands)	(millions)
January 29, 2023 - February 25, 2023	—	$—	—	$1,400
February 26, 2023 - April 1, 2023	766	17.18	72	1,399
April 2, 2023 - April 29, 2023	1,351	17.58	1,351	1,375
	2,117	$17.57	1,423
(a)    On February 22, 2022, the Company announced that its Board of Directors authorized a new $2.0 billion share repurchase program, which does not have an expiration date. As of April 29, 2023, $1,375 million of shares remained available for repurchase pursuant to this authorization. The Company may continue, discontinue or resume purchases of common stock under this authorization or possible future authorizations in the open market, in privately negotiated transactions or otherwise at any time and from time to time without prior notice.
Item 5.    Other Information.
Forward-Looking Statements
This report and other reports, statements and information previously or subsequently filed by the Company with the Securities and Exchange Commission contain or may contain forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, the management of the Company at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “think,” “estimate” or “continue” or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including risks and uncertainties relating to:
•the possible invalidity of the underlying beliefs and assumptions;
•the Company's ability to successfully execute against its five growth vectors, including the ability to realize the anticipated benefits associated with the strategy;
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

MACY'S, INC.
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

MACY'S, INC.
Item 6.    Exhibits.

10.1	Senior Executive Severance Plan, effective as of April 1, 2018, revised and restated as of March 29, 2023*
10.2+	2023-2025 Performance-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*
10.3	Form of Time-Based Restricted Stock Unit Terms and Conditions under the 2021 Equity and Incentive Compensation Plan*
22	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 to the Company’s Annual Report on Form 10-K (File No. 1-13536) for the fiscal year ended January 28, 2023)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, filed on June 6, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

Date: June 6, 2023