Form 10-Q
period 2023-07-29
Macy's, Inc.
filed 2023-08-25
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2023
Common Stock, $.01 par value per share	273,634,211 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$5,130	$5,600	$10,112	$10,948
Other revenue	150	234	341	451
Total revenue	5,280	5,834	10,453	11,399

Cost of sales	(3,176)	(3,422)	(6,164)	(6,652)
Selling, general and administrative expenses	(1,980)	(2,011)	(3,930)	(3,917)
Gains on sale of real estate	4	—	15	42
Impairment, restructuring and other costs	(4)	(2)	(6)	(10)
Operating income	124	399	368	862
Benefit plan income, net	4	7	8	14
Settlement charges	(122)	—	(122)	—
Interest expense, net	(36)	(42)	(73)	(89)
Losses on early retirement of debt	—	—	—	(31)
Income (loss) before income taxes	(30)	364	181	756
Federal, state and local income tax benefit (expense)	8	(89)	(48)	(195)
Net income (loss)	$(22)	$275	$133	$561
Basic earnings (loss) per share	$(0.08)	$1.01	$0.49	$2.02
Diluted earnings (loss) per share	$(0.08)	$0.99	$0.48	$1.97
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income (loss)	$(22)	$275	$133	$561
Other comprehensive income (loss):
Actuarial gain on post employment and postretirement benefit plans, before tax	(1)	—	(1)	—
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	1	5	3	10
Settlement charges, before tax	122	—	122	—
Tax effect related to items of other comprehensive income	(31)	(1)	(32)	(3)
Total other comprehensive income, net of tax effect	91	4	92	7
Comprehensive income	$69	$279	$225	$568
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	July 29, 2023	January 28, 2023	July 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$438	$862	$300
Receivables	223	300	219
Merchandise inventories	4,129	4,267	4,610
Prepaid expenses and other current assets	411	424	387
Income tax receivable	70	—	—
Total Current Assets	5,271	5,853	5,516
Property and Equipment - net of accumulated depreciation and amortization of $4,905, $4,633 and $4,820	5,876	5,913	5,656
Right of Use Assets	2,692	2,683	2,715
Goodwill	828	828	828
Other Intangible Assets – net	431	432	433
Other Assets	1,206	1,157	1,194
Total Assets	$16,304	$16,866	$16,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Merchandise accounts payable	$1,978	$2,053	$2,290
Accounts payable and accrued liabilities	2,206	2,750	2,395
Income taxes	—	58	23
Total Current Liabilities	4,184	4,861	4,708
Long-Term Debt	2,997	2,996	2,995
Long-Term Lease Liabilities	2,975	2,963	3,008
Deferred Income Taxes	933	947	948
Other Liabilities	1,005	1,017	1,152
Shareholders' Equity	4,210	4,082	3,531
Total Liabilities and Shareholders’ Equity	$16,304	$16,866	$16,342
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 28, 2023	$3	$467	$6,268	$(2,038)	$(618)	$4,082
Net income			155			155
Other comprehensive income					1	1
Common stock dividends ($0.1654 per share)			(45)			(45)
Stock repurchases				(25)		(25)
Stock-based compensation expense		14				14
Stock issued under stock plans		(108)		96		(12)
Balance at April 29, 2023	$3	$373	$6,378	$(1,967)	$(617)	$4,170
Net loss			(22)			(22)
Other comprehensive income					91	91
Common stock dividends ($0.1654 per share)		1	(46)			(45)
Stock-based compensation expense		16				16
Stock issued under stock plans		(38)		38		—
Balance at July 29, 2023	$3	$352	$6,310	$(1,929)	$(526)	$4,210
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - (Continued)
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 29, 2022	$3	$517	$5,268	$(1,545)	$(622)	$3,621
Net income			286			286
Other comprehensive income					4	4
Common stock dividends ($0.1575 per share)			(45)			(45)
Stock repurchases				(600)		(600)
Stock-based compensation expense		13				13
Stock issued under stock plans		(54)		53		(1)
Balance at April 30, 2022	$3	$476	$5,509	$(2,092)	$(618)	$3,278
Net income			275			275
Other comprehensive income					3	103
Common stock dividends ($0.1575 per share)			(42)			(42)
Stock-based compensation expense		17				17
Stock issued under stock plans		(43)		43		—
Balance at July 30, 2022	$3	$450	$5,742	$(2,049)	$(615)	$3,531
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	26 Weeks Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net income	$133	$561
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	6	10
Settlement charges	122	—
Depreciation and amortization	433	413
Stock-based compensation expense	30	30
Gains on sale of real estate	(15)	(42)
Benefit plans	3	10
Amortization of financing costs and premium on acquired debt	5	5
Deferred income taxes	(46)	(38)
Changes in assets and liabilities:
Decrease in receivables	77	78
Decrease (increase) in merchandise inventories	138	(227)
Decrease (increase) in prepaid expenses and other current assets	10	(28)
(Decrease) increase in merchandise accounts payable	(53)	100
Decrease in accounts payable and accrued liabilities	(418)	(455)
Decrease in current income taxes	(121)	(72)
Change in other assets and liabilities	(33)	(42)
Net cash provided by operating activities	271	303
Cash flows from investing activities:
Purchase of property and equipment	(390)	(378)
Capitalized software	(174)	(204)
Disposition of property and equipment	32	73
Other, net	1	(6)
Net cash used by investing activities	(531)	(515)
Cash flows from financing activities:
Debt issued	—	850
Debt issuance costs	—	(21)
Debt repaid	(1)	(1,140)
Debt repurchase premium and expenses	—	(29)
Dividends paid	(90)	(87)
Decrease in outstanding checks	(35)	(172)
Acquisition of treasury stock	(38)	(601)
Net cash used by financing activities	(164)	(1,200)
Net decrease in cash, cash equivalents and restricted cash	(424)	(1,412)
Cash, cash equivalents and restricted cash beginning of period	865	1,715
Cash, cash equivalents and restricted cash end of period	$441	$303
Supplemental cash flow information:
Interest paid	$82	$108
Interest received	18	1
Income taxes paid, net of refunds received	215	305
Note: Restricted cash of $3 million is included within cash and cash equivalents for both the 26 weeks ended July 29, 2023 and July 30, 2022.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of July 29, 2023, the Company's operations and operating segments were conducted through Macy's, Market by Macy's, Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
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
The Consolidated Financial Statements for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts in the most recent years.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive loss are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (ASU 2022-04), which requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. ASU 2022-04 became effective for the Company beginning in 2023. The Company adopted ASU 2022-04 in the first quarter of 2023, with the exception of the rollforward information, which will be reflected in the fourth quarter, and the adoption did not have a material impact on the consolidated financial statements. See Note 7 for disclosures related to the Company's supplier finance programs.
2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings (loss) per share:

	13 Weeks Ended
	July 29, 2023			July 30, 2022
	Net Loss		Shares	Net Income		Shares
	(millions, except per share data)
Net income (loss) and average number of shares outstanding	$(22)		272.8	$275		270.1
Shares to be issued under deferred compensation and other plans			1.0			1.0
	$(22)		273.8	$275		271.1
Basic earnings (loss) per share		$(0.08)			$1.01
Effect of dilutive securities:
Stock options and restricted stock units			—			6.3
	$(22)		273.8	$275		277.4
Diluted earnings (loss) per share		$(0.08)			$0.99

	26 Weeks Ended
	July 29, 2023			July 30, 2022
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$133		272.5	$561		276.3
Shares to be issued under deferred compensation and other plans			1.0			1.0
	$133		273.5	$561		277.3
Basic earnings per share		$0.49			$2.02
Effect of dilutive securities:
Stock options and restricted stock units			4.3			6.8
	$133		277.8	$561		284.1
Diluted earnings per share		$0.48			$1.97

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 9.9 million shares of common stock and restricted stock units relating to 1.7 million shares of common stock were outstanding as of July 29, 2023 but were not included in the computation of diluted earnings per share for the 26 weeks ended July 29, 2023 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met. Stock options to purchase 12.2 million shares of common stock and restricted stock units relating to 2.3 million shares of common stock were outstanding as of July 30, 2022 but were not included in the computation of diluted earnings per share for the 13 and 26 weeks ended July 30, 2022 because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
For the 13 weeks ended July 29, 2023, as a result of the net loss, stock options to purchase 9.9 million shares of common stock and restricted stock units relating to 10.0 million shares of common stock were excluded from the calculation of diluted earnings per share and, therefore, there was no difference in the weighted average number of common shares for basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive.
3.    Revenue
Net sales, which mainly consist of retail sales but also include merchandise returns, gift cards and loyalty programs, represented 97% and 96% of total revenue for the 13 and 26 weeks ended July 29, 2023 and July 30, 2022, respectively. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network revenue.

	13 Weeks Ended		26 Weeks Ended
Revenues	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$2,050	$2,099	$4,075	$4,189
Women's Apparel	1,110	1,267	2,260	2,549
Men's and Kids'	1,110	1,220	2,128	2,306
Home/Other (a)	860	1,014	1,649	1,904
Total Net Sales	5,130	5,600	$10,112	$10,948

Credit card revenues, net	$120	$204	$282	$395
Macy's Media Network revenue, net (b)	30	30	59	56
Other Revenue	150	234	341	451

Total Revenue	$5,280	$5,834	$10,453	$11,399
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network ("MMN") is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Macy's accounted for 85% of the Company's net sales for the 13 and 26 weeks ended July 29, 2023 and 86% for the 13 and 26 weeks ended July 30, 2022. In addition, digital sales accounted for 30% of the Company's net sales for both the 13 weeks ended July 29, 2023 and July 30, 2022, and 31% and 32% of the Company's net sales for the 26 weeks ended July 29, 2023 and July 30, 2022, respectively.
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
Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $148 million, $236 million and $186 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively. Included in prepaid expenses and other current assets is an asset totaling $94 million, $152 million and $112 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
Gift Cards and Customer Loyalty Programs
The Company only offers no-fee, non-expiring gift cards to its customers. At the time gift cards are sold or issued, no revenue is recognized; rather, the Company records an accrued liability to customers. The liability is relieved, and revenue is recognized, equal to the amount redeemed at the time gift cards are redeemed for merchandise. The Company records revenue from unredeemed gift cards (breakage) in net sales on a pro-rata basis over the time period gift cards are actually redeemed. At least three years of historical data, updated annually, is used to determine actual redemption patterns.
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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $340 million, $399 million and $386 million as of July 29, 2023, January 28, 2023 and July 30, 2022, respectively.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
4.    Financing Activities
The Company did not borrow or repay any debt, outside of capital lease activity, during the 26 weeks ended July 29, 2023. In the 26 weeks ended July 30, 2022, the Company issued $425 million of 5.875% senior notes due 2030 and $425 million of 6.125% senior notes due 2032 in a private offering and repaid $1.1 billion aggregate principal amount of senior notes and debentures.
As of July 29, 2023 and July 30, 2022, the Company had $138 million and $65 million of standby letters of credit outstanding under its revolving credit facility ("ABL Credit Facility"), respectively, which reduced the available borrowing capacity to $2,862 million and $2,935 million, respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of July 29, 2023 and July 30, 2022.
During the 26 weeks ended July 29, 2023, the Company repurchased approximately 1.4 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $25 million. As of July 29, 2023, the Company had $1,375 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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
The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(millions)
401(k) Qualified Defined Contribution Plan	$21	$23	$44	$45
Pension Plan
Interest cost	$22	$15	44	29
Expected return on assets	(34)	(31)	(68)	(62)
Recognition of net actuarial loss	1	4	3	8
	$(11)	$(12)	$(21)	$(25)
Supplementary Retirement Plan
Interest cost	$6	$3	$11	$7
Recognition of net actuarial loss	2	3	4	6
	$8	$6	$15	$13

Total Retirement Expense	$18	$17	$38	$33

Postretirement Obligations
Interest cost	$1	$1	$2	$1
Recognition of net actuarial gain	(1)	(2)	(3)	(3)
Amortization of prior service credit	(1)	—	(1)	—
	$(1)	$(1)	$(2)	$(2)
In connection with the Company's defined benefit plans, for the 13 and 26 weeks ended July 29, 2023, the Company incurred a non-cash settlement charge of $122 million. This charge relates to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and is the result of the transfer of pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company.
6.    Fair Value Measurements
The following table shows the Company's financial assets that are required to be measured at fair value on a recurring basis, by level within the hierarchy as defined by applicable accounting standards:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant observable inputs for the assets
Level 3: Significant unobservable inputs for the assets

	July 29, 2023				July 30, 2022
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$39	$39	$—	$—	$34	$34	$—	$—

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table shows the estimated fair value of the Company's long-term debt:

	July 29, 2023			July 30, 2022
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,007	$2,997	$2,482	$3,007	$2,995	$2,506
Nonfinancial Assets
The Company reviews the carrying amount of goodwill and intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. For the Company's annual impairment assessment as of the end of fiscal May 2023, the Company elected to perform a qualitative impairment test on its goodwill and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceeded the carrying values and therefore goodwill and intangible assets with indefinite lives were not impaired.
7.    Supplier Finance Programs
The Company has agreements with third-party financial institutions to facilitate supply chain finance ("SCF") programs. The programs allow qualifying suppliers to sell their receivables, on an invoice level at the selection of the supplier, from the Company to the financial institution and negotiate their outstanding receivable arrangements and associated fees directly with the financial institution. Macy's, Inc. is not party to the agreements between the supplier and the financial institution. The supplier invoices that have been confirmed as valid under the SCF programs require payment in full by the financial institution to the supplier by the original maturity date of the invoice, or discounted payment at an earlier date as agreed upon with the supplier. The Company's obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted by a supplier’s participation in the SCF programs.

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party institutions in merchandise accounts payable in the consolidated balance sheets, and associated payments are included in operating activities in the consolidated statements of cash flows. The Company's outstanding obligations as of July 29, 2023, January 28, 2023 and July 30, 2022 were $144 million, $63 million and $149 million, respectively.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "second quarter of 2023" and "second quarter of 2022" are to the Company's 13-week fiscal periods ended July 29, 2023 and July 30, 2022, respectively. References to the "first half of 2023" or "2023" and the "first half of 2022" or "2022" are to the Company's 26-week fiscal periods ended July 29, 2023 and July 30, 2022, respectively.
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
Quarterly Overview
Certain financial highlights are as follows:
•Macy's, Inc. comparable sales declined 8.2% on an owned basis and declined 7.3% on an owned-plus-licensed basis compared to the second quarter of 2022.
◦Macy's comparable sales declined 9.2% on an owned basis and declined 8.2% on an owned-plus-licensed basis compared to the second quarter of 2022.
◦Bloomingdale's comparable sales declined 2.7% on an owned basis and declined 2.6% on an owned-plus-licensed basis compared to the second quarter of 2022.
◦Bluemercury comparable sales increased 5.8% on an owned basis compared to the second quarter of 2022.
•Digital sales decreased 10% versus the second quarter of 2022. Digital penetration was 30% of net sales for the second quarter of 2023, which remained flat compared to second quarter of 2022.
•Other revenues were $150 million, down $84 million from the second quarter of 2022.
•Gross margin rate was 38.1%, compared to 38.9% in the second quarter of 2022.
•Selling, general and administrative ("SG&A") expense was $1,980 million, down $31 million from the second quarter of 2022. SG&A expense as a percent of total revenue was 37.5%, 300 basis points higher than the second quarter of 2022.
•Net loss was $22 million in the second quarter of 2023, compared to net income of $275 million in the second quarter of 2022.
•The second quarter of 2023 had earnings before interest, taxes, depreciation and amortization ("EBITDA") of $221 million compared to EBITDA of $614 million during the second quarter of 2022. On an adjusted basis, EBITDA was $347 million for the second quarter of 2023, compared to $616 million during the second quarter of 2022.
•Diluted loss per share was $(0.08) and adjusted diluted earnings per share was $0.26 during the second quarter of 2023. This compares to diluted earnings per share of $0.99 and adjusted diluted earnings per share of $1.00 for the second quarter of 2022.
•Merchandise inventories were down 10% from the second quarter of 2022.

MACY'S, INC.
During the second quarter of 2023, the Company continued to invest in its five growth vectors that represent strategic investments designed to target future long-term profitable sales growth:
•Macy's private brand reimagination - designed to drive customer loyalty, be a differentiator for the business, complement national brands matrix and benefit gross margin. During the second quarter of 2023, Macy's launched On 34th, its first new private brand under the reimagination, with a strong customer response. Through 2026, the Company plans to refresh or replace all existing brands in its private brand portfolio, and plans to introduce four new private brands in total, including On 34th.
•Macy's and Bloomie's small formats - play an integral role in supporting the omnichannel ecosystem. The Company expects to unlock the full potential of these small store formats by testing and learning in 2023 and potentially accelerating openings in 2024, if stores continue to outperform. Shortly after the second quarter of 2023, the Company opened its ninth Macy's small format location and in the second half of 2023, the Company expects to open three additional Macy's small format locations and one additional Bloomie's location.
•Digital marketplace - on a multi-year journey with marketplace, keeping a pulse on market dynamics and shifts to deliver the best experience for customers and sellers. As of the end of the second quarter of 2023, Macy's offered approximately 1,350 brands compared to 500 brands as of the end of the fourth quarter of 2022 and grew its gross merchandise value by over 116% from the first quarter of 2023. The Company also launched a Bloomingdale's marketplace in the second quarter of 2023.
•Luxury - attracting and retaining luxury customers through differentiated products, services and experiences at Bloomingdale's, Bluemercury and beauty at Macy's. Bloomingdale's is remodeling high profile stores that have relatively larger concentrations of luxury brands and products. To date, the Company has remodeled five Bloomingdale's locations. The second quarter of 2023 marked Bluemercury's tenth consecutive quarter of comparable sales growth, and active customer count on a trailing twelve-month basis increased 20%, driven primarily by new customers. At Macy's, the Company is expanding its luxury offering with an emphasis on newness, freshness in its core market brands, and in-store animation and services, and expects to introduce six additional beauty remodels, bringing the total to 39 locations.
•Personalized offers and communication - amplifies strategies across the business to increase customer lifetime value and loyalty by improving relevance of every interaction. As of the second quarter of 2023, digital and technology teams are in the initial stages of implementing multi-step and multi-channel tests designed to increase lifetime value and loyalty.

MACY'S, INC.
Results of Operations

	Second Quarter of 2023			Second Quarter of 2022
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$5,130			$5,600
Other revenue	150	2.9%		234	4.2%
Total revenue	5,280			5,834
Cost of sales	(3,176)	(61.9)%		(3,422)	(61.1)%
Selling, general and administrative expenses	(1,980)		(37.5)%	(2,011)		(34.5)%
Gains on sale of real estate	4		0.1%	—		—%
Impairment, restructuring and other costs	(4)		(0.1)%	(2)		—%
Operating income	124		2.3%	399		6.8%

Diluted earnings (loss) per share	$(0.08)			$0.99

Supplemental Financial Measures
Gross margin (a)	$1,954	38.1%		$2,178	38.9%
Digital sales as a percentage of net sales	30%			30%
Decrease in comparable sales	(8.2)%			(1.5)%

Supplemental Non-GAAP Financial Measures
Decrease in comparable sales on an owned-plus-licensed basis	(7.3)%			(1.6)%
Adjusted diluted earnings per share	$0.26			$1.00
EBITDA	$221			$614
Adjusted EBITDA	$347			$616
(a)Gross margin is defined as net sales less cost of sales.
See pages 25 to 27 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.
Comparison of the Second Quarter of 2023 and the Second Quarter of 2022

	Second Quarter of 2023	Second Quarter of 2022
Net sales	$5,130	$5,600
Decrease in comparable sales	(8.2)%	(1.5)%
Decrease in comparable sales on an owned-plus-licensed basis	(7.3)%	(1.6)%
Digital sales as a percent of net sales	30%	30%
Net sales for the second quarter of 2023 decreased for Macy’s and Bloomingdale’s, but improved for Bluemercury. During the quarter, net sales were impacted by macroeconomic conditions as consumer spending in discretionary categories continued to be under pressure. Macy's experienced strength in categories that included beauty, particularly fragrances and prestige cosmetics, women's career sportswear, and men's tailored. Active, casual and sleepwear categories underperformed compared to the second quarter of 2022. Owned average unit retail ("AUR") increased 4.7% due to ticket increases and category mix.

MACY'S, INC.

	Second Quarter of 2023		Second Quarter of 2022
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$120	2.3%	$204	3.6%
Macy's Media Network, net	30	0.6%	30	0.5%
Other revenue	$150	2.9%	$234	4.2%

Proprietary credit card sales penetration	43.1%		43.1%
The decrease in other revenues was primarily driven by a $84 million decrease in credit card revenues. This decrease reflects the impact of increases in delinquency rates within the credit card portfolio leading to an increase in estimated bad debt.

	Second Quarter of 2023	Second Quarter of 2022
Cost of sales	$(3,176)	(3,422)
As a percent to net sales	61.9%	61.1%
Gross margin	$1,954	$2,178
As a percent to net sales	38.1%	38.9%
Gross margin rate and merchandise margin rate decreased 80 basis points and 130 basis points, respectively, in the second quarter of 2023 compared to the second quarter of 2022. The decrease in merchandise margin was primarily driven by increased markdowns, unfavorable category mix shifts and the impact of higher inventory shortage, offset by lower inbound freight costs driven by the Company's cost saving efforts. Delivery expense as a percent of net sales decreased 50 basis points from the second quarter of 2022 primarily due to improved carrier rates from contract renegotiations as well as lower fuel costs and lower vendor direct volume. Finally, inventory declined 10% year-over-year, driven by the Company's continued inventory discipline.

	Second Quarter of 2023	Second Quarter of 2022
SG&A expenses	$(1,980)	$(2,011)
As a percent to total revenue	37.5%	34.5%
SG&A expenses decreased in the second quarter of 2023 compared to the second quarter of 2022 due to effective implementation of cost saving initiatives and ongoing expense discipline. The increase in SG&A expenses as a percent to total revenue in the second quarter of 2023 was due to a decline in total revenue compared to the second quarter of 2022.

	Second Quarter of 2023	Second Quarter of 2022
Settlement charges	$(122)	$—
During the second quarter of 2023, the Company recognized a non-cash settlement charge of $122 million associated with the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company.

	Second Quarter of 2023	Second Quarter of 2022
Net interest expense	$(36)	$(42)
The decrease in net interest expense in the second quarter of 2023 compared to the second quarter of 2022 was primarily driven by an increase in interest income.

	Second Quarter of 2023	Second Quarter of 2022
Effective tax rate	26.7%	24.5%
Federal income statutory rate	21%	21%
The Company's effective tax rate varies from the federal income tax statutory rate of 21% in both periods, primarily driven by the effect of state and local taxes.

MACY'S, INC.

	2023			2022
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$10,112			$10,948
Other revenue	341	3.4%		451	4.1%
Total revenue	10,453			11,399
Cost of sales	(6,164)	(61.0)%		(6,652)	(60.8)%
Selling, general and administrative expenses	(3,930)		(37.6)%	(3,917)		(34.4)%
Gains on sale of real estate	15		0.1%	42		0.4%
Impairment, restructuring and other costs	(6)		(0.1)%	(10)		(0.1)%
Operating income	$368		3.5%	$862		7.6%

Diluted earnings per share	$0.48			$1.97

Supplemental Financial Measures
Gross margin (a)	$3,948	39.0%		$4,296	39.2%
Digital sales as a percentage of net sales	31%			32%
Increase (decrease) in comparable sales	(8)%			5.1%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned-plus-licensed basis	(7.2)%			4.9%
Adjusted diluted earnings per share	$0.82			$2.08
EBITDA	$687			$1,289
Adjusted EBITDA	$815			$1,299
(b)Gross margin is defined as net sales less cost of sales.
See pages 25 to 27 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.
Comparison of the 26 Weeks Ended July 29, 2023 and July 30, 2022

	2023	2022
Net sales	$10,112	$10,948
Increase (decrease) in comparable sales	(8.1)%	5.1%
Increase (decrease) in comparable sales on an owned-plus-licensed basis	(7.2)%	4.9%
Digital sales as a percent of net sales	31%	32%
Net sales for the first half of 2023 decreased for Macy’s and Bloomingdale’s but improved for Bluemercury as compared to the first half of 2022. Net sales were impacted by macroeconomic conditions as consumer spending in discretionary categories continued to be under pressure. Macy's experienced strength in categories that included fragrances, cosmetics, women's career sportswear, and men’s tailored. Categories such as casual, activewear,and sleepwear underperformed the prior year, and digital sales decreased 1% compared to the first half of 2022 as a result of the shift in consumer behavior. Owned AUR increased 4.7% from the first half of 2022 compared to the first half of 2023 due to ticket increases and category mix.

MACY'S, INC.

	2023		2022
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$282	2.8%	$395	3.6%
Macy's Media Network, net	59	0.6%	56	0.5%
Other revenue	$341	3.4%	$451	4.1%

Proprietary credit card sales penetration	43.4%		43.1%
The decrease in other revenues was driven by a $113 million decrease in credit card revenues. This decrease reflects the impact of lower credit card sales as well as increases in delinquency rates within the credit card portfolio leading to an increase in estimated bad debt.

	2023	2022
Cost of sales	$(6,164)	$(6,652)
As a percent to net sales	61.0%	60.8%
Gross margin	$3,948	$4,296
As a percent to net sales	39.0%	39.2%
Gross margin rate and merchandise margin rate decreased 20 basis points and 100 basis points, respectively, during the first half of 2023 compared to the first half of 2022. The decrease in merchandise margin was driven by increased markdowns and shortage as well as an unfavorable product mix, offset by inbound freight costs savings. Delivery expense as a percent of net sales decreased 50 basis points from the first half of 2022 primarily due to improved carrier rates from contract renegotiations as well as lower fuel costs and lower vendor direct volume. Inventory declined 10% year-over-year driven by the Company's continued inventory discipline.

	2023	2022
SG&A expenses	$(3,930)	$(3,917)
As a percent to total revenue	37.6%	34.4%
SG&A expenses increased in the first half of 2023 both in dollars and as a percent to net sales. The increase in SG&A expense dollars corresponds with the Company’s investments in its colleagues, including increasing the Company’s minimum wage to $15/hour starting May 1, 2022, partially offset by effective implementation of cost saving initiatives. The increase in SG&A expenses as a percent to total revenue was due to a decline in total revenue year-over-year.

	2023	2022
Gains on sale of real estate	$15	$42
Asset sale gains in the first half of 2023 mainly related to the sale of the Company's Cheshire distribution center while the first half of 2022 mainly consisted of gains from the sale of four properties.

	2023	2022
Impairment, restructuring and other costs	$(6)	$(10)
Impairment, restructuring and other costs in the first half of 2023 and 2022 were primarily related to employee severance and write-off of investment assets, respectively.

	2023	2022
Settlement charges	$(122)	$—
During the first half of 2023, the Company recognized a non-cash settlement charge of $122 million associated with the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company.

MACY'S, INC.

	2023	2022
Net interest expense	$(73)	$(89)
The decrease in net interest expense for the first half of 2023 compared to the first half of 2022 was driven by an increase in interest income and interest savings associated with the financing activities completed in the first quarter of 2022.

	2023	2022
Losses on early retirement of debt	$—	$(31)
In 2022, losses on early retirement of debt were recognized due to the early payment of $1.1 billion senior notes and debentures in March 2022.

	2023	2022
Effective tax rate	26.5%	25.8%
Federal income statutory rate	21%	21%
The Company's effective tax rate varies from the federal income tax statutory rate of 21% in both periods, primarily driven by the impact of state and local taxes.
Liquidity and Capital Resources
The Company's principal sources of liquidity are cash from operations, cash on hand and the ABL Credit Facility (as defined below). Material contractual obligations arising in the normal course of business primarily consist of long-term debt and related interest payments, lease obligations, merchandise purchase obligations, retirement plan benefits, and self-insurance reserves. The Company believes that, assuming no change in its current business plan, its available cash, together with expected future cash generated from operations, the amount available under the ABL Credit Facility, and credit available in the market, will be sufficient to satisfy its anticipated needs for working capital, capital expenditures, and cash dividends for at least the next twelve months and the foreseeable future thereafter.
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
The Company ended the second quarter of 2023 with a cash and cash equivalents balance of $438 million, an increase of $138 million from $300 million at the end of the second quarter of 2022. The Company is party to the ABL Credit Facility with certain financial institutions providing for a $3,000 million asset-based credit facility.

	2023	2022
Net cash provided by operating activities	$271	$303
Net cash used by investing activities	(531)	(515)
Net cash used by financing activities	(164)	(1,200)
Operating Activities
The decrease in net cash provided by operating activities was primarily driven by lower EBITDA. This was offset by a cash flow benefit associated with decreases in merchandise inventory and merchandise payables related to inventory efficiencies realized during the first half of 2023.
Investing Activities
The Company's capital expenditures were $564 million in the first half of 2023 compared to $582 million in the second half of 2022. Capital expenditures in the current year are primarily focused on digital and technology investments, data and analytics, supply chain modernization and omni-channel capabilities. The Company's asset disposition activity was also lower in the first half of 2023 compared to the first half of 2022.

MACY'S, INC.
Financing Activities
Dividends
The Company paid dividends totaling $90 million and $87 million in the first half of 2023 and 2022, respectively. The Board of Directors declared regular quarterly dividends of 16.54 cents per share on the Company's common stock, which were paid on April 3, 2023 and July 3, 2023, to Macy's shareholders of record at the close of business on March 15, 2023 and June 15, 2023, respectively.
On August 25, 2023, the Company's Board of Directors declared a regular quarterly dividend of 16.54 cents per share on its common stock, which will be paid on October 2, 2023, to Macy's shareholders of record at the close of business on September 15, 2023. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Company announced that its Board of Directors authorized a new $2,000 million share repurchase program, which does not have an expiration date. During the first quarter of 2023, the Company repurchased approximately 1.4 million shares of its common stock at an average cost of $17.57 per share on the open market under its share repurchase program. As of July 29, 2023, $1,375 million remained available under the authorization. The Company did not repurchase any shares of its common stock during the second quarter of 2023. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company. During the first quarter of 2023, the Company also withheld approximately $12 million of shares for tax purposes associated with the issuance of certain stock awards.
Debt Transactions
As of July 29, 2023 and July 30, 2022, the Company had $138 million and $65 million of standby letters of credit outstanding under its ABL Credit Facility, respectively, which reduced the available borrowing capacity to $2,862 million and $2,935 million respectively. The Company had no outstanding borrowings under the ABL Credit Facility as of July 29, 2023 and July 30, 2022.
Contractual Obligations
As of July 29, 2023, other than the financing transactions discussed above and in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since January 28, 2023, as reported in the Company's 2022 Form 10-K.
Guarantor Summarized Financial Information
The Company had $3,007 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both July 29, 2023 and January 28, 2023 with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $7,933 million and $9,146 million as of July 29, 2023 and January 28, 2023, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $307 million and $708 million for the 13 and 26 weeks ended July 29, 2023, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.

MACY'S, INC.
Summarized Balance Sheets

	July 29, 2023	January 28, 2023
	(in millions)
ASSETS
Current Assets	$945	$1,154
Noncurrent Assets	7,449	8,261
LIABILITIES
Current Liabilities	$1,633	$1,958
Noncurrent Liabilities (a)	10,682	12,517
(a)Includes net amounts due to non-Guarantor subsidiaries of $4,038 million and $6,784 million as of July 29, 2023 and January 28, 2023, respectively.
Summarized Statement of Operations

	13 Weeks Ended July 29, 2023	26 Weeks Ended July 29, 2023
	(in millions)
Net sales	$227	$443
Consignment commission income (a)	821	1,590
Other revenue	30	59
Cost of sales	(103)	(212)
Operating loss	(286)	(556)
Loss before income taxes (b)	(316)	(210)
Net loss	(202)	(6)
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $128 million and $570 million of dividend income from non-Guarantor subsidiaries for the 13 and 26 weeks ended July 29, 2023, respectively.
Outlook and Recent Developments
On August 22, 2023, the Company updated its annual 2023 guidance as follows:
•Other revenue is now expected to be approximately 3.2% of net sales, with credit card revenues accounting for approximately 80% to 81% of other revenue;
•Gross margin rate is now expected to be between 38.3% and 38.6%;
•SG&A expense as a percent of total revenue and as a percent to net sales is now expected to be approximately 35.2% to 35.6% and 36.4% to 36.7%, respectively;
•Asset sale gains are now expected to be approximately $50 million,
•Adjusted EBITDA as a percent of total revenue and as a percent of net sales is now expected to be approximately 8.7% to 9.4% and 9.0% to 9.7%, respectively;
•Interest expense is now expected to be approximately $160 million; and,
•Diluted shares outstanding is now expected to be approximately 279 million.

MACY'S, INC.
Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned-plus-licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings (loss) before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure which the Company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude from period-to-period from net income, diluted earnings per share attributable to Macy's, Inc. shareholders and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
The Company does not provide reconciliations of the forward-looking non-GAAP measures of comparable owned plus licensed sales change, adjusted EBITDA as a percent of total revenue and as a percent to net sales and adjusted diluted earnings per share to the most directly comparable forward-looking GAAP measures because the timing and amount of excluded items are unreasonably difficult to fully and accurately estimate. For the same reasons, the Company is unable to address the probable significance of the unavailable information, which could be material to future results.
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

	13 Weeks Ended July 29, 2023 vs. 13 Weeks Ended July 30, 2022
	Macy's, Inc.	Macy's	Bloomingdale's
Decrease in comparable sales on an owned basis (Note 1)	(8.2%)	(9.2%)	(2.7%)
Impact of departments licensed to third parties (Note 2)	0.9%	1.0%	0.1%
Decrease in comparable sales on an owned-plus-licensed basis	(7.3%)	(8.2%)	(2.6%)

	26 Weeks Ended July 29, 2023 vs. 26 Weeks Ended July 30, 2022
	Macy's, Inc.	Macy's	Bloomingdale's
Decrease in comparable sales on an owned basis (Note 1)	(8.1%)	(8.9%)	(3.3%)
Impact of departments licensed to third parties (Note 2)	0.9%	0.8%	(0.1%)
Decrease in comparable sales on an owned-plus-licensed basis	(7.2%)	(8.1%)	(3.4%)

MACY'S, INC.

	Macy's, Inc.
	13 Weeks Ended July 30, 2022 vs. 13 Weeks Ended July 31, 2021	26 Weeks Ended July 30, 2022 vs. 26 Weeks Ended July 31, 2021
Decrease in comparable sales on an owned basis (Note 1)	(1.5%)	5.1%
Impact of departments licensed to third parties (Note 2)	(0.1%)	(0.2%)
Decrease in comparable sales on an owned-plus-licensed basis	(1.6%)	4.9%
Notes:
(1)Represents the period-to-period percentage change in net sales from stores in operation for both the entire 13 and 26 weeks ended July 29, 2023 and July 30, 2022. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.
(2)Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales in the calculation of comparable sales. Macy's and Bloomingdale's license third parties to operate certain departments in their stores and online and receive commissions from these third parties based on a percentage of their net sales, while Bluemercury does not participate in licensed businesses. In its financial statements prepared in conformity with GAAP, the Company includes these commissions (rather than sales of the departments licensed to third parties) in its net sales. The Company does not, however, include any amounts in respect of licensed department sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The amounts of commissions earned on sales of departments licensed to third parties are not material to its net sales for the periods presented.
EBITDA and Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measure EBITDA and Adjusted EBITDA to GAAP net income, which the Company believes to be the most directly comparable GAAP measure.

	13 Weeks Ended July 29, 2023	13 Weeks Ended July 30, 2022	26 Weeks Ended July 29, 2023	26 Weeks Ended July 30, 2022
	(millions)
Net income (loss)	$(22)	$275	$133	$561
Interest expense - net	36	42	73	89
Losses on early retirement of debt	—	—	—	31
Federal, state and local income tax (benefit) expense	(8)	89	48	195
Depreciation and amortization	215	208	433	413
EBITDA	$221	$614	$687	$1,289
Impairment, restructuring and other costs	4	2	6	10
Settlement charges	122	—	122	—
Adjusted EBITDA	$347	$616	$815	$1,299

MACY'S, INC.

Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	Second Quarter of 2023		Second Quarter of 2022
	Net Income (Loss)	Diluted Earnings (Loss) Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$(22)	$(0.08)	$275	$0.99
Impairment, restructuring and other costs	4	0.01	2	0.01
Settlement charges	122	0.44	—	—
Income tax impact of certain items noted above	(33)	(0.11)	—	—
As adjusted to exclude certain items above	$71	$0.26	$277	$1.00

	2023		2022
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$133	$0.48	$561	$1.97
Impairment, restructuring and other costs	6	0.01	10	0.04
Settlement charges	122	0.44	—	—
Losses on early retirement of debt	—	—	31	0.11
Income tax impact of certain items noted above	(33)	(0.11)	(10)	(0.04)
As adjusted to exclude certain items above	$228	$0.82	$592	$2.08

MACY'S, INC.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the Company's market risk as described in the Company's 2022 10-K. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2022 10-K.
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of July 29, 2023, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of July 29, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Retail Hazardous Waste Matter. As previously reported, the District Attorneys for ten counties in California and the City of Los Angeles were investigating alleged non-compliance with laws and regulations enacted or adopted regulating the storage, transportation and disposal of hazardous waste in California at Macy’s stores and distribution centers. The offices and agencies involved were focused on disposal and return of cosmetic products. In August 2023, the Company entered into a Stipulation for Entry of Final Judgment and Injunction with the District Attorneys resolving the matter. The final judgment requires the Company to pay $1,925,000 (consisting of a civil penalty, reimbursement of attorney fees and investigative costs, and investment in compliance assurance program), enjoins the Company from violating California environmental laws, and requires employment of a designated California compliance employee, training of relevant employees, and periodic hazardous waste inspections, trash compactor/dumpster audits and status reporting. The consent judgment is in effect for five years, after which the Company may apply to have it terminated, and automatically terminates after seven years. The reserve for the loss is included within accounts payable and accrued liabilities on the Consolidated Balance Sheet as of July 29, 2023.
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
•the success of the Company's operational decisions, including product sourcing, merchandise mix and pricing, and marketing and strategic initiatives, such as growing its digital channels, expanding the Company's off-mall store presence and modernizing its technology and supply chain infrastructures;
•general consumer shopping behaviors and spending levels, including the shift of consumer spending to digital channels, the impact of changes in general economic conditions, consumer disposable income levels, consumer confidence levels, the availability, cost and level of consumer debt, and the costs of basic necessities and other goods;
•competitive pressures from department stores, specialty stores, general merchandise stores, manufacturers' outlets and websites, off-price and discount stores, and all other retail channels, including digitally-native retailers, social media and catalogs;
•the Company's ability to remain competitive and relevant as consumers' shopping behaviors continue to migrate to digital shopping channels and other shopping channels and to maintain its brand image and reputation;
•possible systems failures and/or security breaches or other types of cybercrimes or cybersecurity attacks, including any security breach that results in the theft, transfer or unauthorized disclosure of customer,

MACY'S, INC.
employee or company information, or the failure to comply with various laws applicable to the Company in the event of such a breach;
•the cost of colleague benefits as well as attracting and retaining quality colleagues;
•transactions and strategy involving the Company's real estate portfolio;
•the seasonal nature of the Company's business;
•declines in the Company's credit card revenues;
•the effects of weather and natural disasters, including the impact of climate change, and health pandemics, including the COVID-19 pandemic, on the Company's business, including the ability to open stores, customer demand and its supply chain, as well as our consolidated results of operations, financial position and cash flows;
•conditions to, or changes in the timing of, proposed transactions and changes in expected synergies, cost savings and non-recurring charges;
•the potential for the incurrence of charges in connection with the impairment of tangible and intangible assets, including goodwill;
•possible changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions, including supply chain disruptions, inventory shortage, labor shortages, wage pressures and rising inflation, and their related impact on costs;
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
•the Company's reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, regional and global health pandemics, and regional political and economic conditions;
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
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended July 29, 2023.

MACY'S, INC.
Item 6.    Exhibits.

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, filed on August 25, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY'S, INC.

	By:	/s/ ELISA D. GARCIA
Elisa D. Garcia Executive Vice President, Chief Legal Officer and Secretary

	By:	/s/ PAUL GRISCOM
Paul Griscom Senior Vice President and Controller

Date: August 25, 2023