Form 10-Q
period 2023-10-28
Macy's, Inc.
filed 2023-11-28
CIK 794367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 25, 2023
Common Stock, $.01 par value per share	274,073,323 shares

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
MACY’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(millions, except per share figures)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$4,860	$5,230	$14,972	$16,178
Other revenue	178	237	519	688
Total revenue	5,038	5,467	15,491	16,866

Cost of sales	(2,902)	(3,204)	(9,067)	(9,856)
Selling, general and administrative expenses	(2,040)	(2,088)	(5,970)	(6,005)
Gains on sale of real estate	5	32	20	74
Impairment, restructuring and other costs	(15)	(15)	(21)	(25)
Operating income	86	192	453	1,054
Benefit plan income, net	2	7	10	21
Settlement charges	(7)	(32)	(129)	(32)
Interest expense, net	(35)	(42)	(108)	(131)
Losses on early retirement of debt	—	—	—	(31)
Income before income taxes	46	125	226	881
Federal, state and local income tax expense	(3)	(17)	(51)	(213)
Net income	$43	$108	$175	$668
Basic earnings per share	$0.16	$0.40	$0.64	$2.43
Diluted earnings per share	$0.15	$0.39	$0.63	$2.37
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(millions)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$43	$108	$175	$668
Other comprehensive income (loss):
Actuarial gain on post employment and postretirement benefit plans, before tax	(52)	(161)	(53)	(161)
Reclassifications to net income:
Amortization of net actuarial loss and prior service credit on post employment and postretirement benefit plans included in net income, before tax	1	5	4	15
Settlement charges, before tax	7	32	129	32
Tax effect related to items of other comprehensive income	11	32	(21)	30
Total other comprehensive income (loss), net of tax effect	(33)	(92)	59	(84)
Comprehensive income	$10	$16	$234	$584
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(millions)

	October 28, 2023	January 28, 2023	October 29, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$364	$862	$326
Receivables	218	300	204
Merchandise inventories	6,025	4,267	6,403
Prepaid expenses and other current assets	390	424	415
Income tax receivable	73	—	—
Total Current Assets	7,070	5,853	7,348
Property and Equipment - net of accumulated depreciation and amortization of $5,066, $4,633 and $4,957	5,813	5,913	5,831
Right of Use Assets	2,784	2,683	2,699
Goodwill	828	828	828
Other Intangible Assets – net	431	432	433
Other Assets	1,185	1,157	1,091
Total Assets	$18,111	$16,866	$18,230
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$160	$—	$183
Merchandise accounts payable	3,466	2,053	3,861
Accounts payable and accrued liabilities	2,388	2,750	2,678
Income taxes	—	58	21
Total Current Liabilities	6,014	4,861	6,743
Long-Term Debt	2,997	2,996	2,996
Long-Term Lease Liabilities	3,034	2,963	2,988
Deferred Income Taxes	925	947	884
Other Liabilities	997	1,017	1,144
Shareholders' Equity	4,144	4,082	3,475
Total Liabilities and Shareholders’ Equity	$18,111	$16,866	$18,230
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(millions)

	Common Stock	Additional Paid-In Capital	Accumulated Equity	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 28, 2023	$3	$467	$6,268	$(2,038)	$(618)	$4,082
Net income			155			155
Other comprehensive income					1	1
Common stock dividends ($0.1654 per share)			(45)			(45)
Stock repurchases				(25)		(25)
Stock-based compensation expense		14				14
Stock issued under stock plans		(108)		96		(12)
Balance at April 29, 2023	$3	$373	$6,378	$(1,967)	$(617)	$4,170
Net loss			(22)			(22)
Other comprehensive income					91	91
Common stock dividends ($0.1654 per share)		1	(46)			(45)
Stock-based compensation expense		16				16
Stock issued under stock plans		(38)		38		—
Balance at July 29, 2023	$3	$352	$6,310	$(1,929)	$(526)	$4,210
Net income			43			43
Other comprehensive loss					(33)	(33)
Common stock dividends ($0.3308 per share)		1	(92)			(91)
Stock-based compensation expense		15				15
Stock issued under stock plans		(1)		1		—
Balance at October 28, 2023	$3	$367	$6,261	$(1,928)	$(559)	$4,144
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

MACY’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	39 Weeks Ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net income	$175	$668
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment, restructuring and other costs	21	25
Settlement charges	129	32
Depreciation and amortization	665	638
Stock-based compensation expense	45	44
Gains on sale of real estate	(20)	(74)
Benefit plans	4	15
Amortization of financing costs and premium on acquired debt	8	8
Deferred income taxes	(43)	(70)
Changes in assets and liabilities:
Decrease in receivables	82	93
Increase in merchandise inventories	(1,757)	(2,019)
Decrease (increase) in prepaid expenses and other current assets	30	(56)
Increase in merchandise accounts payable	1,334	1,636
Decrease in accounts payable and accrued liabilities	(305)	(300)
Decrease in current income taxes	(123)	(73)
Change in other assets and liabilities	(87)	(79)
Net cash provided by operating activities	158	488
Cash flows from investing activities:
Purchase of property and equipment	(485)	(655)
Capitalized software	(264)	(328)
Disposition of property and equipment	36	122
Other, net	(3)	(8)
Net cash used by investing activities	(716)	(869)
Cash flows from financing activities:
Debt issued	311	1,891
Debt issuance costs	(1)	(21)
Debt repaid	(153)	(1,998)
Debt repurchase premium and expenses	—	(29)
Dividends paid	(135)	(130)
Increase (decrease) in outstanding checks	76	(117)
Acquisition of treasury stock	(38)	(601)
Net cash provided (used) by financing activities	60	(1,005)
Net decrease in cash, cash equivalents and restricted cash	(498)	(1,386)
Cash, cash equivalents and restricted cash beginning of period	865	1,715
Cash, cash equivalents and restricted cash end of period	$367	$329
Supplemental cash flow information:
Interest paid	$138	$168
Interest received	19	3
Income taxes paid, net of refunds received	217	356
Note: Restricted cash of $3 million is included within cash and cash equivalents for both the 39 weeks ended October 28, 2023 and October 29, 2022.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MACY’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Summary of Significant Accounting Policies
Nature of Operations
Macy's, Inc., together with its subsidiaries (the "Company"), is an omnichannel retail organization operating stores, websites and mobile applications under three brands (Macy's, Bloomingdale's and Bluemercury) that sell a wide range of merchandise, including apparel and accessories (men's, women's and kids'), cosmetics, home furnishings and other consumer goods. The Company has stores in 43 states, the District of Columbia, Puerto Rico and Guam. As of October 28, 2023, the Company's operations and operating segments were conducted through Macy's, Market by Macy's, Macy's Backstage, Bloomingdale's, Bloomingdale's The Outlet, Bloomie's, and Bluemercury.
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
The Consolidated Financial Statements for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly, in all material respects, the consolidated financial position and results of operations of the Company.
Seasonality
Because of the seasonal nature of the retail business, the results of operations for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022 (which do not include the holiday season) are not necessarily indicative of such results for the full fiscal year.
Reclassifications
Certain reclassifications were made to prior years' amounts to conform with the classifications of such amounts in the most recent years.
Comprehensive Income
Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income. For the Company, the only other components of total comprehensive income for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022 relate to post employment and postretirement plan items. Settlement charges incurred are included as a separate component of income before income taxes in the Consolidated Statements of Income. Amortization reclassifications out of accumulated other comprehensive income (loss) are included in the computation of net periodic benefit cost (income) and are included in benefit plan income, net on the Consolidated Statements of Income. See Note 5, "Retirement Plans," for further information.

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
2.    Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share:

	13 Weeks Ended
	October 28, 2023			October 29, 2022
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$43		273.7	$108		271.0
Shares to be issued under deferred compensation and other plans			1.0			1.0
	$43		274.7	$108		272.0
Basic earnings per share		$0.16			$0.40
Effect of dilutive securities:
Stock options and restricted stock units			2.9			5.7
	$43		277.6	$108		277.7
Diluted earnings per share		$0.15			$0.39

	39 Weeks Ended
	October 28, 2023			October 29, 2022
	Net Income		Shares	Net Income		Shares
	(millions, except per share data)
Net income and average number of shares outstanding	$175		272.9	$668		274.6
Shares to be issued under deferred compensation and other plans			1.0			1.0
	$175		273.9	$668		275.6
Basic earnings per share		$0.64			$2.43
Effect of dilutive securities:
Stock options and restricted stock units			3.8			6.4
	$175		277.7	$668		282.0
Diluted earnings per share		$0.63			$2.37

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In addition to the stock options and restricted stock units reflected in the foregoing table, stock options to purchase 9.9 million and 12.3 million shares of common stock and restricted stock units relating to 1.4 million and 0.8 million shares of common stock were outstanding at October 28, 2023 and October 29, 2022, respectively, but were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive or they were subject to performance conditions that had not been met.
3.    Revenue
Net sales, which mainly consist of retail sales but also include merchandise returns, gift cards and loyalty programs, represented 96% of total revenue for both of the 13 weeks ended October 28, 2023 and October 29, 2022, and 97% and 96% of total revenue for the 39 weeks ended October 28, 2023 and October 29, 2022, respectively. Other revenue generating activities consist of credit card revenues as well as Macy's Media Network revenue.

	13 Weeks Ended		39 Weeks Ended
Revenues	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(millions)
Women's Accessories, Shoes, Cosmetics and Fragrances	$1,992	$2,025	$6,067	$6,214
Women's Apparel	1,088	1,223	3,348	3,772
Men's and Kids'	1,049	1,153	3,177	3,459
Home/Other (a)	731	829	2,380	2,733
Total Net Sales	4,860	5,230	$14,972	$16,178

Credit card revenues, net	$142	$206	$424	$601
Macy's Media Network revenue, net (b)	36	31	95	87
Other Revenue	178	237	519	688

Total Revenue	$5,038	$5,467	$15,491	$16,866
(a)Other primarily includes restaurant sales, allowance for merchandise returns adjustments and breakage income from unredeemed gift cards.
(b)Macy's Media Network ("MMN") is an in-house media platform supporting both Macy's and Bloomingdale's customers through a broad variety of advertising formats running both on owned and operated platforms as well as offsite.
Macy's accounted for 85% of the Company's net sales for the 13 and 39 weeks ended October 28, 2023 and 86% for the 13 and 39 weeks ended October 29, 2022. In addition, digital sales accounted for 31% of the Company's net sales for each of the 13 and 39 weeks ended October 28, 2023 and October 29, 2022.
Retail Sales
Retail sales include merchandise sales, inclusive of delivery income, licensed department income, Marketplace income, sales of private brand goods directly to third-party retailers and sales of excess inventory to third parties. Sales of merchandise are recorded at point of sale for in-store purchases or the time of shipment to the customer for digital purchases and are reported net of estimated merchandise returns and certain customer incentives. Commissions earned on sales generated by licensed departments and Marketplace are included as a component of total net sales and are recognized as revenue at the time merchandise is sold to customers. Service revenues (e.g., alteration and cosmetic services) are recorded at the time the customer receives the benefit of the service. The Company has elected to present sales taxes on a net basis and sales taxes are included in accounts payable and accrued liabilities until remitted to the taxing authorities.

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Merchandise Returns
The Company estimates merchandise returns using historical data and recognizes an allowance that reduces net sales and cost of sales. The liability for merchandise returns is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $190 million, $236 million and $233 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively. Included in prepaid expenses and other current assets is an asset totaling $114 million, $152 million and $142 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively, for the recoverable cost of merchandise estimated to be returned by customers.
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
The liability for unredeemed gift cards and customer loyalty programs is included in accounts payable and accrued liabilities on the Company's Consolidated Balance Sheets and was $336 million, $399 million and $355 million as of October 28, 2023, January 28, 2023 and October 29, 2022, respectively.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.    Financing Activities
The Company borrowed $311 million and repaid $151 million of debt under its revolving credit facility ("ABL Credit Facility") during the 39 weeks ended October 28, 2023. During the 39 weeks ended October 29, 2022, the Company borrowed $1 billion and repaid $858 million of debt under its ABL Credit Facility and issued $425 million of 5.875% senior notes due 2030 and $425 million of 6.125% senior notes due 2032 in a private offering. The Company also repaid $2 billion aggregate principal amount of senior notes and debentures in the 39 weeks ended October 29, 2022.
As of October 28, 2023 and October 29, 2022, the Company had $138 million and $65 million of standby letters of credit outstanding under its ABL Credit Facility, respectively, which reduced the available borrowing capacity to $2,862 million and $2,935 million, respectively. The Company had outstanding borrowings under the ABL Credit Facility of $160 million as of October 28, 2023 and $183 million as of October 29, 2022.
During the 39 weeks ended October 28, 2023, the Company repurchased approximately 1.4 million shares of its common stock pursuant to existing stock purchase authorizations for a total of approximately $25 million. As of October 28, 2023, the Company had $1,375 million of authorization remaining under its share repurchase program. The Company may continue or, from time to time, suspend repurchases of shares under its share repurchase program, depending on prevailing market conditions, alternate uses of capital and other factors.
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

MACY'S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The defined contribution plan expense and actuarially determined components of the net periodic benefit cost (income) associated with the defined benefit plans are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(millions)
401(k) Qualified Defined Contribution Plan	$19	$21	$63	$66
Pension Plan
Interest cost	$19	$14	63	44
Expected return on assets	(29)	(31)	(97)	(93)
Recognition of net actuarial loss	1	4	4	11
	$(9)	$(13)	$(30)	$(38)
Supplementary Retirement Plan
Interest cost	$6	$4	$17	$11
Recognition of net actuarial loss	1	3	5	9
	$7	$7	$22	$20

Total Retirement Expense	$17	$15	$55	$48

Postretirement Obligations
Interest cost	$1	$1	$3	$2
Recognition of net actuarial gain	(1)	(1)	(4)	(4)
Amortization of prior service credit	—	(1)	(1)	(1)
	$—	$(1)	$(2)	$(3)
In connection with the Company's defined benefit plans, for the 13 and 39 weeks ended October 28, 2023, the Company incurred a non-cash settlement charges of $7 million and $129 million, respectively. For the 13 weeks ended October 28, 2023, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of an increase in lump sum distributions associated with the retiree distribution elections. For the 39 weeks ended October 28, 2023, these charges relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of the transfer of pension obligations for certain retirees and beneficiaries under the Pension Plan through the purchase of a group annuity contract with an insurance company, which occurred in the second quarter.
In connection with the Company's defined benefit plans, for the 13 and 39 weeks ended October 29, 2022, the Company incurred a non-cash settlement charge of $32 million. This charge relates to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and is the result of an increase in lump sum distributions associated with retiree distribution elections.

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
Level 3: Significant unobservable inputs for the assets

	October 28, 2023				October 29, 2022
		Fair Value Measurements				Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(millions)
Marketable equity and debt securities	$37	$37	$—	$—	$33	$33	$—	$—
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
The following table shows the estimated fair value of the Company's long-term debt:

	October 28, 2023			October 29, 2022
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(millions)
Long-term debt	$3,007	$2,997	$2,325	$3,007	$2,996	$2,371
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

All outstanding amounts related to suppliers participating in the SCF programs are recorded upon confirmation with the third-party institutions in merchandise accounts payable in the consolidated balance sheets, and associated payments are included in operating activities in the consolidated statements of cash flows. The Company's outstanding obligations as of October 28, 2023, January 28, 2023 and October 29, 2022 were $164 million, $63 million and $88 million, respectively.

MACY'S, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
For purposes of the following discussion, all references to "third quarter of 2023" and "third quarter of 2022" are to the Company's 13-week fiscal periods ended October 28, 2023 and October 29, 2022, respectively. References to "2023" and "2022" are to the Company's 39-week fiscal periods ended October 28, 2023 and October 29, 2022, respectively.
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
Quarterly Overview
Certain financial highlights for the third quarter of 2023 as compared to the third quarter of 2022, unless otherwise specified, are as follows:
•Macy's, Inc. comparable sales declined 7.0% on an owned basis and declined 6.3% on an owned-plus-licensed basis.
◦Macy's comparable sales declined 7.6% on an owned basis and declined 6.7% on an owned-plus-licensed basis.
◦Bloomingdale's comparable sales declined 3.2% on an owned basis and declined 4.4% on an owned-plus-licensed basis.
◦Bluemercury comparable sales increased 2.5% on an owned basis.
•Digital sales decreased 7%. Digital penetration was 31% of net sales, which remained flat.
•Other revenues were $178 million, down $59 million.
•Gross margin rate was 40.3%, up 160 basis points.
•Selling, general and administrative ("SG&A") expense was $2,040 million, down $48 million. SG&A expense as a percent of total revenue was 40.5%, up 230 basis points.
•Net income was $43 million, compared to net income of $108 million.
•Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $312 million compared to EBITDA of $392 million. On an adjusted basis, EBITDA was $334 million compared to $439 million.
•Diluted earnings per share was $0.15 compared to $0.39 and adjusted diluted earnings per share was $0.21 compared to $0.52.
•Merchandise inventories were down 6%.

MACY'S, INC.
During the third quarter of 2023, the Company continued to invest in its five growth vectors that represent strategic investments designed to target future long-term profitable sales growth:
•Macy's private brand reimagination - designed to drive customer loyalty, be a differentiator for the business, complement its national brands matrix and benefit gross margin. In August 2023, Macy's launched On 34th, its first new private brand under the reimagination, with a strong customer response. In September 2023, Macy's rolled out the next phase of I.N.C.'s refresh, further elevating the design strategy and fashion offering. Through 2025, the Company expects to refresh or replace all existing brands in its private brand portfolio, and plans to introduce four new private brands in total, including On 34th.
•Macy's and Bloomie's small formats - play an integral role in supporting the omnichannel ecosystem. The portfolio of small-format stores continues to generate year-over-year comparable owned plus licensed sales growth. From August 2023 through November 2023, the Company opened four additional Macy's small format locations and one additional Bloomie's location. This brings the total of Macy's small format stores to 12 and Bloomie's to three. The Company expects to open up to 30 additional Macy's small format locations through the Fall of 2025 and is committed to expanding Bloomie's locations as well.
•Digital marketplace - extending Macy's and Bloomingdale's category offerings with no inventory risk to deliver the best experience for customers and sellers. As of the end of the third quarter of 2023, the Macy's digital marketplace offered over 1,500 brands compared to 500 brands as of the end of the fourth quarter of 2022 and grew its gross merchandise value by approximately 22% on a consecutive quarter basis. The Company also launched a Bloomingdale's marketplace in the second quarter of 2023 with 55 curated brands available at the end of the third quarter of 2023. Across both marketplaces, the Company is experiencing healthy cross-shopping, resulting in higher average order value and increased units per order.
•Luxury - attracting and retaining luxury customers through differentiated products, services and experiences at Bloomingdale's, Bluemercury and beauty at Macy's. The Company views Bloomingdale’s as being strongly positioned for multi-branded, upscale retail. Bluemercury is establishing itself as a premier destination for skincare with a leading assortment of cutting-edge dermatological products and services. The third quarter of 2023 marked Bluemercury's eleventh consecutive quarter of comparable sales growth, and active customer count on a trailing twelve-month basis increased 6%, driven primarily by new customers. Finally, Macy’s Beauty is an accessible luxury beauty destination with the power to scale elevated brands. The Company views its positioning and offerings across all three nameplates as a competitive advantage as the luxury market continues to grow.
•Personalized offers and communication - presents an opportunity to build loyalty, grow customer lifetime value and protect margins by creating tailored and intimate customer experiences. Digital and technology teams have been testing and learning throughout the year, including the recent launch of several multi-touch communications, which have shown positive signals. The Company anticipates to move from testing in 2023 to scaling in 2024.

MACY'S, INC.
Results of Operations

	Third Quarter of 2023			Third Quarter of 2022
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$4,860			$5,230
Other revenue	178	3.7%		237	4.5%
Total revenue	5,038			5,467
Cost of sales	(2,902)	(59.7)%		(3,204)	(61.3)%
Selling, general and administrative expenses	(2,040)		(40.5)%	(2,088)		(38.2)%
Gains on sale of real estate	5		0.1%	32		0.6%
Impairment, restructuring and other costs	(15)		(0.3)%	(15)		(0.3)%
Operating income	86		1.7%	192		3.5%

Diluted earnings per share	$0.15			$0.39

Supplemental Financial Measures
Gross margin (a)	$1,958	40.3%		$2,026	38.7%
Digital sales as a percentage of net sales	31%			31%
Decrease in comparable sales	(7.0)%			(3.1)%

Supplemental Non-GAAP Financial Measures
Decrease in comparable sales on an owned-plus-licensed basis	(6.3)%			(2.7)%
Adjusted diluted earnings per share	$0.21			$0.52
EBITDA	$312			$392
Adjusted EBITDA	$334			$439
(a)Gross margin is defined as net sales less cost of sales.
See pages 25 to 28 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.
Comparison of the Third Quarter of 2023 and the Third Quarter of 2022

	Third Quarter of 2023	Third Quarter of 2022
Net sales	$4,860	$5,230
Decrease in comparable sales	(7.0)%	(3.1)%
Decrease in comparable sales on an owned-plus-licensed basis	(6.3)%	(2.7)%
Digital sales as a percent of net sales	31%	31%
Net sales for the third quarter of 2023 decreased for Macy’s and Bloomingdale’s, but grew for Bluemercury. During the quarter, net sales were impacted by macroeconomic conditions as consumer spending in discretionary categories continued to be under pressure as expected. Macy's experienced strength in categories that included beauty, particularly fragrances and prestige cosmetics, women's career sportswear, and men's tailored. Women's casual sportswear, big ticket, and handbag categories continued to underperform. Owned average unit retail ("AUR") increased 5.2% from the third quarter of 2022 primarily driven by changes in product and category mix.

MACY'S, INC.

	Third Quarter of 2023		Third Quarter of 2022
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$142	2.9%	$206	3.9%
Macy's Media Network, net	36	0.7%	31	0.6%
Other revenue	$178	3.7%	$237	4.5%

Proprietary credit card sales penetration	44.2%		44.5%
The decrease in other revenues was primarily driven by a $64 million decrease in credit card revenues. This decrease was primarily driven by increased portfolio funding costs and higher estimated credit losses. Macy's Media Network grew $5 million, or 16% from the third quarter of 2022.

	Third Quarter of 2023	Third Quarter of 2022
Cost of sales	$(2,902)	(3,204)
As a percent to net sales	59.7%	61.3%
Gross margin	$1,958	$2,026
As a percent to net sales	40.3%	38.7%
Gross margin rate and merchandise margin rate increased 160 basis points and 110 basis points, respectively, in the third quarter of 2023 compared to the third quarter of 2022. The increase in merchandise margin was primarily driven by lower permanent markdowns and improved inbound freight costs. Partially offsetting these benefits were anticipated changes in category mix, inclusive of the transitional impacts of the private brand reimagination as the Company exits brands, and an increase in estimated shortage due to a higher annual shortage rate. Delivery expense as a percent of net sales decreased 50 basis points from the third quarter of 2022 primarily reflecting improvements in merchandise allocation resulting in reductions in packages per order and distance traveled. Finally, inventory declined 6% year-over-year and trailing twelve-month inventory turn was up 1%, driven by the Company's continued inventory discipline.

	Third Quarter of 2023	Third Quarter of 2022
SG&A expenses	$(2,040)	$(2,088)
As a percent to total revenue	40.5%	38.2%
SG&A expenses decreased 2% in the third quarter of 2023 compared to the third quarter of 2022 due to effective implementation of cost saving initiatives and ongoing expense discipline. The increase in SG&A expenses as a percent to total revenue in the third quarter of 2023 was due to a decline in total revenue compared to the third quarter of 2022.

	Third Quarter of 2023	Third Quarter of 2022
Settlement charges	$(7)	$(32)
The Company recognized non-cash settlement charges of $7 million and $32 million during the third quarter of 2023 and the third quarter of 2022, respectively, which relate to the pro-rata recognition of net actuarial losses associated with the Company's Pension Plan and are the result of an increase in lump sum distributions associated with the retiree distribution elections.

	Third Quarter of 2023	Third Quarter of 2022
Net interest expense	$(35)	$(42)
The decrease in net interest expense in the third quarter of 2023 compared to the third quarter of 2022 was primarily driven by an increase in interest income as well as a decrease in interest expense due to lower borrowings under the ABL Credit Facility.

MACY'S, INC.

	Third Quarter of 2023	Third Quarter of 2022
Effective tax rate	6.5%	13.6%
Federal income statutory rate	21%	21%
Income tax expense decreased $14 million in the third quarter of 2023 compared to the third quarter of 2022 due to lower income before income taxes. Additionally, the effective tax rates for both periods reflect a different effective tax rate as compared to the Company’s Federal income tax statutory rate of 21% primarily due to the recognition of return-to-provision adjustments associated with the filings of the Company’s 2022 and 2021 U.S. Federal income tax returns during each respective period.

	39 Weeks Ended October 28, 2023			39 Weeks Ended October 29, 2022
	Amount	% to Net Sales	% to Total Revenue	Amount	% to Net Sales	% to Total Revenue
	(dollars in millions, except per share figures)
Net sales	$14,972			$16,178
Other revenue	519	3.5%		688	4.3%
Total revenue	15,491			16,866
Cost of sales	(9,067)	(60.6)%		(9,856)	(60.9)%
Selling, general and administrative expenses	(5,970)		(38.5)%	(6,005)		(35.6)%
Gains on sale of real estate	20		0.1%	74		0.4%
Impairment, restructuring and other costs	(21)		(0.1)%	(25)		(0.1)%
Operating income	$453		2.9%	$1,054		6.2%

Diluted earnings per share	$0.63			$2.37

Supplemental Financial Measures
Gross margin (a)	$5,905	39.4%		$6,322	39.1%
Digital sales as a percentage of net sales	31%			31%
Increase (decrease) in comparable sales	(7.7)%			2.3%

Supplemental Non-GAAP Financial Measures
Increase (decrease) in comparable sales on an owned-plus-licensed basis	(6.9)%			2.3%
Adjusted diluted earnings per share	$1.03			$2.60
EBITDA	$999			$1,681
Adjusted EBITDA	$1,149			$1,738
(b)Gross margin is defined as net sales less cost of sales.
See pages 25 to 28 for reconciliations of the supplemental non-GAAP financial measures to their most comparable GAAP financial measure and for other important information.

MACY'S, INC.
Comparison of the 39 Weeks Ended October 28, 2023 and October 29, 2022

	2023	2022
Net sales	$14,972	$16,178
Increase (decrease) in comparable sales	(7.7)%	2.3%
Increase (decrease) in comparable sales on an owned-plus-licensed basis	(6.9)%	2.3%
Digital sales as a percent of net sales	31%	31%
Net sales for 2023 decreased for Macy’s and Bloomingdale’s but improved for Bluemercury as compared to 2022. Net sales were impacted by macroeconomic conditions as consumer spending in discretionary categories continued to be under pressure as expected. Macy's experienced strength in categories that included beauty, particularly fragrances and prestige cosmetics, women's career sportswear, and men’s tailored. Categories such as women's casual sportswear, active, and big ticket underperformed the prior year. Owned AUR increased 4.9% compared to 2022 due to ticket increases and category mix.

	2023		2022
	$	% to Net Sales	$	% to Net Sales
Credit card revenues, net	$424	2.8%	$601	3.7%
Macy's Media Network, net	95	0.6%	87	0.5%
Other revenue	$519	3.5%	$688	4.3%

Proprietary credit card sales penetration	43.6%		43.6%
The decrease in other revenues was driven by a $177 million decrease in credit card revenues. This decrease was primarily driven by increased portfolio funding costs and higher estimated credit losses. Macy's Media Network grew $8 million, or 9%, compared to 2022.

	2023	2022
Cost of sales	$(9,067)	$(9,856)
As a percent to net sales	60.6%	60.9%
Gross margin	$5,905	$6,322
As a percent to net sales	39.4%	39.1%
Gross margin rate increased 30 basis points and merchandise margin rate decreased approximately 20 basis points, respectively, in 2023 compared to 2022. The decrease in merchandise margin was primarily driven by planned changes in Macy’s category mix, partially offset by lower permanent markdowns. Delivery expense as a percent of net sales decreased 50 basis points from 2022 primarily due to improved carrier rates from contract renegotiations and improvements in merchandise allocation resulting in reductions in packages per order and distance traveled. Inventory declined 6% year-over-year driven by the Company's continued inventory discipline.

	2023	2022
SG&A expenses	$(5,970)	$(6,005)
As a percent to total revenue	38.5%	35.6%
SG&A expenses decreased less than 1% in 2023 compared to 2022 due to effective implementation of cost saving initiatives and ongoing expense discipline. The increase in SG&A expenses as a percent to total revenue in 2023 was due to a decline in total revenue compared to 2022.

	2023	2022
Gains on sale of real estate	$20	$74
Asset sale gains in 2023 mainly relate to the sale of the Company's Cheshire distribution center in the first quarter of 2023 along with the sale of two other properties, while 2022 mainly consisted of gains from the sale of four properties.

MACY'S, INC.

	2023	2022
Impairment, restructuring and other costs	$(21)	$(25)
Impairment, restructuring and other costs in 2023 were primarily related to employee severance and asset impairments while in 2022, these charges were primarily related to the write-off of capital software assets.

	2023	2022
Settlement charges	$(129)	$(32)
During 2023, the Company recognized a non-cash settlement charge of $129 million associated primarily with the transfer of fully funded pension obligations for certain retirees and beneficiaries through the purchase of a group annuity contract with an insurance company, which occurred in the second quarter of 2023. In 2022, the Company recognized a non-cash settlement charge of $32 million primarily driven by an increase in lump sum distributions associated with retiree distribution elections.

	2023	2022
Net interest expense	$(108)	$(131)
The decrease in net interest expense in 2023 compared to 2022 was driven by an increase in interest income and interest savings associated with the financing activities completed in the first quarter of 2022 as well as lower ABL Credit Facility borrowings in 2023 compared to 2022.

	2023	2022
Losses on early retirement of debt	$—	$(31)
In 2022, losses on early retirement of debt were recognized due to the early payment of $1.1 billion senior notes and debentures in March 2022.

	2023	2022
Effective tax rate	22.6%	24.2%
Federal income statutory rate	21%	21%
Income tax expense decreased $162 million in 2023 compared to 2022 due to lower income before income taxes. Additionally, the effective tax rates in 2023 and 2022 were 22.6% and 24.2%, respectively, and reflect a different effective tax rate as compared to the Company’s Federal income tax statutory rate of 21% primarily due to the impact of state and local taxes.
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

MACY'S, INC.
The Company ended the third quarter of 2023 with a cash and cash equivalents balance of $364 million, an increase of $38 million from $326 million at the end of the third quarter of 2022. The Company is party to the ABL Credit Facility with certain financial institutions providing for a $3,000 million asset-based credit facility.

	2023	2022
Net cash provided by operating activities	$158	$488
Net cash used by investing activities	(716)	(869)
Net cash provided (used) by financing activities	60	(1,005)
Operating Activities
The decrease in net cash provided by operating activities was primarily driven by lower earnings before depreciation and amortization.
Investing Activities
The Company's capital expenditures were $749 million in 2023 compared to $983 million in 2022. Capital expenditures in the current year are primarily focused on digital and technology investments, data and analytics, supply chain modernization and omni-channel capabilities. The Company's proceeds from asset dispositions were also $86 million lower in 2023 compared to 2022.
Financing Activities
Dividends
The Company paid dividends totaling $135 million and $130 million in 2023 and 2022, respectively. The Board of Directors declared regular quarterly dividends of 16.54 cents per share on the Company's common stock, which were paid on April 3, 2023, July 3, 2023 and October 2, 2023, respectively to Macy's shareholders of record at the close of business on March 15, 2023, June 15, 2023 and September 15, 2023, respectively.
On October 27, 2023, the Company announced that its Board of Directors declared a regular quarterly dividend of 16.54 cents per share on its common stock, which will be paid on January 2, 2024, to Macy's shareholders of record at the close of business on December 15, 2023. Subsequent dividends will be subject to approval of the Board of Directors, which will depend on market and other conditions.
Stock Repurchases
On February 22, 2022, the Board of Directors authorized a new $2,000 million share repurchase program, which does not have an expiration date. During the first quarter of 2023, the Company repurchased approximately 1.4 million shares of its common stock at an average cost of $17.57 per share on the open market under its share repurchase program. As of October 28, 2023, $1,375 million remained available under the authorization. The Company did not repurchase any shares of its common stock during the second and third quarters of 2023. Repurchases may be made from time to time in the open market or through privately negotiated transactions in accordance with applicable securities laws, including Rule 10b-18 under the Securities Exchange Act of 1934, on terms determined by the Company. During the first quarter of 2023, the Company also withheld approximately $12 million of shares for tax purposes associated with the issuance of certain stock awards.
Debt Transactions
As of October 28, 2023 and October 29, 2022, the Company had $138 million and $65 million of standby letters of credit outstanding under its ABL Credit Facility, respectively, which reduced the available borrowing capacity to $2,862 million and $2,935 million respectively. The Company had $160 million and $183 million of outstanding borrowings under the ABL Credit Facility as of October 28, 2023 and October 29, 2022, respectively.
Contractual Obligations
As of October 28, 2023, other than the financing transactions discussed in Note 4 to the accompanying Consolidated Financial Statements, there were no material changes to the Company's contractual obligations and commitments outside the ordinary course of business since January 28, 2023, as reported in the Company's 2022 Form 10-K.

MACY'S, INC.
Guarantor Summarized Financial Information
The Company had $3,007 million aggregate principal amount of senior unsecured notes and senior unsecured debentures (collectively the "Unsecured Notes") outstanding as of both October 28, 2023 and January 28, 2023 with maturities ranging from 2025 to 2043. The Unsecured Notes constitute debt obligations of Macy's Retail Holdings, LLC ("MRH" or "Subsidiary Issuer"), a 100%-owned subsidiary of Macy's, Inc. ("Parent" and together with the "Subsidiary Issuer," the "Obligor Group"), and are fully and unconditionally guaranteed on a senior unsecured basis by Parent. The Unsecured Notes rank equally in right of payment with all of the Company's existing and future senior unsecured obligations, senior to any of the Company's future subordinated indebtedness, and are structurally subordinated to all existing and future obligations of each of the Company's subsidiaries that do not guarantee the Unsecured Notes. Holders of the Company's secured indebtedness, including any borrowings under the ABL Credit Facility, will have a priority claim on the assets that secure such secured indebtedness; therefore, the Unsecured Notes and the related guarantees are effectively subordinated to all of the Subsidiary Issuer's and Parent and their subsidiaries’ existing and future secured indebtedness to the extent of the value of the collateral securing such indebtedness.
The following tables include combined financial information of the Obligor Group. Investments in subsidiaries of $8,462 million and $9,146 million as of October 28, 2023 and January 28, 2023, respectively, have been excluded from the Summarized Balance Sheets. Equity in earnings of non-Guarantor subsidiaries of $472 million and $1,180 million for the 13 and 39 weeks ended October 28, 2023, have been excluded from the Summarized Statement of Operations. The combined financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions within the Obligor Group eliminated.
Summarized Balance Sheets

	October 28, 2023	January 28, 2023
	(in millions)
ASSETS
Current Assets	$1,098	$1,154
Noncurrent Assets	7,402	8,261
LIABILITIES
Current Liabilities	$1,794	$1,958
Noncurrent Liabilities (a)	11,019	12,517
(a)Includes net amounts due to non-Guarantor subsidiaries of $5,753 million and $6,784 million as of October 28, 2023 and January 28, 2023, respectively.
Summarized Statement of Operations

	13 Weeks Ended October 28, 2023	39 Weeks Ended October 28, 2023
	(in millions)
Net sales	$183	$626
Consignment commission income (a)	771	2,361
Other revenue	37	96
Cost of sales	(87)	(299)
Operating loss	(380)	(936)
Loss before income taxes (b)	(320)	(530)
Net loss	(299)	(305)
(a)Income pertains to transactions with ABL Borrower, a non-Guarantor subsidiary.
(b)Includes $130 million and $700 million of dividend income from non-Guarantor subsidiaries for the 13 and 39 weeks ended October 28, 2023, respectively.

MACY'S, INC.
Outlook and Recent Developments
On November 16, 2023, the Company updated its annual 2023 guidance as follows:
•Net sales are expected to be between $22.9 billion and $23.2 billion;
•Comparable sales on a 52-week owned-plus-licensed basis are expected to be down approximately 7% to 6% as compared to 2022;
•Other revenues are expected to be approximately 3.2% of net sales and credit card revenues are expected to account for approximately 81% of other revenue;
•Gross margin rate is expected to be between 38.4% and 38.5%;
•SG&A expense as a percent of total revenue and as a percent of net sales is expected to be approximately 35.2% to 35.5% and 36.4% to 36.6%, respectively;
•Asset sale gains are expected to be approximately $45 million;
•Benefit plan income is expected to be approximately $11 million;
•Depreciation and amortization is expected to be approximately $895 million;
•Adjusted EBITDA as a percent of total revenue and as a percent of net sales is expected to be approximately 8.9% to 9.1% and 9.1% to 9.4%, respectively;
•Interest expense is expected to be approximately $140 million;
•Diluted shares outstanding is expected to be approximately 278 million; and,
•Adjusted diluted EPS is expected to be between $2.88 and $3.13.
Important Information Regarding Non-GAAP Financial Measures
The Company reports its financial results in accordance with U.S. generally accepted accounting principles (GAAP). However, management believes that certain non-GAAP financial measures provide users of the Company's financial information with additional useful information in evaluating operating performance. Management believes that providing supplemental changes in comparable sales on an owned-plus-licensed basis, which includes the impact of growth in comparable sales of departments licensed to third parties, assists in evaluating the Company's ability to generate sales growth, whether through owned businesses or departments licensed to third parties, on a comparable basis, and in evaluating the impact of changes in the manner in which certain departments are operated. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure which the Company believes provides meaningful information about its operational efficiency by excluding the impact of changes in tax law and structure, debt levels and capital investment. In addition, management believes that excluding certain items that are not associated with the Company's core operations and that may vary substantially in frequency and magnitude from period-to-period from net income, diluted earnings per share attributable to Macy's, Inc. shareholders and EBITDA provide useful supplemental measures that assist in evaluating the Company's ability to generate earnings and leverage sales, respectively, and to more readily compare these metrics between past and future periods. Management also believes that EBITDA and Adjusted EBITDA are frequently used by investors and securities analysts in their evaluations of companies, and that such supplemental measures facilitate comparisons between companies that have different capital and financing structures and/or tax rates. The Company uses certain non-GAAP financial measures as performance measures for components of executive compensation.
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

	13 Weeks Ended October 28, 2023 vs. 13 Weeks Ended October 29, 2022
	Macy's, Inc.	Macy's	Bloomingdale's
Decrease in comparable sales on an owned basis (Note 1)	(7.0%)	(7.6%)	(3.2%)
Impact of departments licensed to third parties (Note 2)	0.7%	0.9%	(1.2%)
Decrease in comparable sales on an owned-plus-licensed basis	(6.3%)	(6.7%)	(4.4%)

	39 Weeks Ended October 28, 2023 vs. 39 Weeks Ended October 29, 2022
	Macy's, Inc.	Macy's	Bloomingdale's
Decrease in comparable sales on an owned basis (Note 1)	(7.7%)	(8.5%)	(3.3%)
Impact of departments licensed to third parties (Note 2)	0.8%	0.9%	(0.5%)
Decrease in comparable sales on an owned-plus-licensed basis	(6.9%)	(7.6%)	(3.8%)

	Macy's, Inc.
	13 Weeks Ended October 29, 2022 vs. 13 Weeks Ended October 30, 2021	39 Weeks Ended October 29, 2022 vs. 39 Weeks Ended October 30, 2021
Decrease in comparable sales on an owned basis (Note 1)	(3.1%)	2.3%
Impact of departments licensed to third parties (Note 2)	0.4%	(0.2%)
Decrease in comparable sales on an owned-plus-licensed basis	(2.7%)	2.3%
Notes:
(1)Represents the period-to-period percentage change in net sales from stores in operation for one full fiscal year for the 13 and 39 weeks ended October 28, 2023 and October 29, 2022. Such calculation includes all digital sales and excludes commissions from departments licensed to third parties. Stores impacted by a natural disaster or undergoing significant expansion or shrinkage remain in the comparable sales calculation unless the store, or material portion of the store, is closed for a significant period of time. Definitions and calculations of comparable sales may differ among companies in the retail industry.

MACY'S, INC.
(2)Represents the impact of including the sales of departments licensed to third parties occurring in stores in operation throughout the year presented and the immediately preceding year and all online sales, including Marketplace sales, in the calculation of comparable sales. Macy’s and Bloomingdale’s license third parties to operate certain departments in their stores and online, including Macy’s and Bloomingdale’s digital Marketplace, and receive commissions from these third parties based on a percentage of their net sales, while Bluemercury does not participate in licensed or Marketplace businesses. In its financial statements prepared in conformity with GAAP, the company includes these commissions (rather than sales of the departments licensed to third parties and Marketplace) in its net sales. The company does not, however, include any amounts in respect of licensed department or Marketplace sales (or any commissions earned on such sales) in its comparable sales in accordance with GAAP (i.e., on an owned basis). The amounts of commissions earned on sales of departments licensed to third parties and from the digital Marketplace are not material to its net sales for the periods presented.
EBITDA and Adjusted EBITDA
The following is a tabular reconciliation of the non-GAAP financial measure EBITDA and Adjusted EBITDA to GAAP net income, which the Company believes to be the most directly comparable GAAP measure.

	13 Weeks Ended October 28, 2023	13 Weeks Ended October 29, 2022	39 Weeks Ended October 28, 2023	39 Weeks Ended October 29, 2022
	(millions)
Net income	$43	$108	$175	$668
Interest expense - net	35	42	108	131
Losses on early retirement of debt	—	—	—	31
Federal, state and local income tax expense	3	17	51	213
Depreciation and amortization	231	225	665	638
EBITDA	$312	$392	$999	$1,681
Impairment, restructuring and other costs	15	15	21	25
Settlement charges	7	32	129	32
Adjusted EBITDA	$334	$439	$1,149	$1,738

MACY'S, INC.
Adjusted Net Income and Adjusted Diluted Earnings Per Share
The following is a tabular reconciliation of the non-GAAP financial measures adjusted net income to GAAP net income and adjusted diluted earnings per share to GAAP diluted earnings per share, which the Company believes to be the most directly comparable GAAP measures.

	13 Weeks Ended October 28, 2023		13 Weeks Ended October 29, 2022
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$43	$0.15	$108	$0.39
Impairment, restructuring and other costs	15	0.05	15	0.05
Settlement charges	7	0.03	32	0.12
Income tax impact of certain items noted above	(6)	(0.02)	(12)	(0.04)
As adjusted to exclude certain items above	$59	$0.21	$143	$0.52

	39 Weeks Ended October 28, 2023		39 Weeks Ended October 29, 2022
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(millions, except per share figures)
As reported	$175	$0.63	$668	$2.37
Impairment, restructuring and other costs	21	0.07	25	0.09
Settlement charges	129	0.46	32	0.11
Losses on early retirement of debt	—	—	31	0.11
Income tax impact of certain items noted above	(38)	(0.13)	(22)	(0.08)
As adjusted to exclude certain items above	$287	$1.03	$734	$2.60
Critical Accounting Estimates
Goodwill and Intangible Assets
The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives at least annually, as of the end of fiscal May, or more frequently if an event occurs or circumstances change, for possible impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other. For impairment testing, goodwill has been assigned to reporting units which consist of the Company's retail operating divisions. Macy's and Bluemercury are the only reporting units with goodwill as of October 28, 2023, and 97% of the Company's goodwill is allocated to the Macy's reporting unit.
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
For its annual goodwill impairment test as of the end of fiscal May 2023, the Company elected to perform a qualitative impairment test on its reporting units and intangible assets with indefinite lives and concluded that it is more likely than not that the fair values exceed the carrying values and the reporting units and intangible assets with indefinite lives are not impaired.
During the third quarter of fiscal 2023, the Company observed a general decline in the market valuation of the Company’s common shares and performed an interim qualitative impairment test on its reporting units. As a result of this test, the Company concluded that it is more likely than not that the fair values of its reporting units exceeded the carrying values and goodwill is not impaired. However, the Company continues to monitor the key inputs to fair value of its reporting units. A sustained decline in market capitalization or future declines in macroeconomic factors or business conditions could result in an impairment charge in future periods.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the Company's market risk as described in the Company's 2022 10-K. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2022 10-K.
Item 4.    Controls and Procedures.
The Company's Chief Executive Officer and Chief Financial Officer have carried out, as of October 28, 2023, with the participation of the Company's management, an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of October 28, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports the Company files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (the "SEC") rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

MACY'S, INC.
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
•unstable political conditions, civil unrest, terrorist activities and armed conflicts, including the ongoing conflict between Russia and Ukraine and the Israel-Hamas war;
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
Trading Arrangements
None of the Company's directors or "officers" (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K, during the Company's fiscal quarter ended October 28, 2023.

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

101
The following financial statements from Macy's, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, filed on November 27, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACY'S, INC.

	By:	/s/ WENDY A. BEADLES
Wendy A. Beadles Vice President, Interim Chief Legal Officer and Secretary

	By:	/s/ PAUL GRISCOM
Paul Griscom Senior Vice President and Controller

Date: November 27, 2023